Form 10-Q
period 1995-06-30
PALMETTO BANCSHARES INC
filed 1996-01-17
CIK 706874

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

  Commission File Number 33-19367

                            PALMETTO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                                   74-2235055
  ---------------------------------                    -------------------
  (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

        101 West Main Street
       Laurens, South Carolina                                29360
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (803) 984-4551
               --------------------------------------------------
               Registrant's telephone number, including area code


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                    Outstanding at August 11, 1995
      -----------------------------            -------------------------------
      Common stock, $5.00 par value                         1,005,184

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                         For Quarter Ended June 30, 1995



            INDEX
                                                   Page No.

PART I - FINANCIAL INFORMATION


    Consolidated Statements of Financial
    Condition at June 30, 1995 and
    December 31, 1994                                 1

    Consolidated Statements of Operations
    for the Three Months Ended June 30, 1995
    and 1994                                          2

    Consolidated Statements of Operations for
    the Six Months Ended June 30, 1995 and 1994       3

    Consolidated Statements of Cash Flows for
    the Six Months Ended June, 1995 and 1994          4

    Notes to Consolidated Interim Financial
    Statements                                      5 - 8

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations   9 - 16

PART II - OTHER INFORMATION                           17

SIGNATURES                                            18

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


                                                                                                         June 30,      December 31,
                                                                                                            1995               1994
                                                                                                   -------------      -------------
Assets                                                                                                                  (unaudited)

Cash and due from banks                                                                            $  22,558,616         18,377,297
Federal funds sold                                                                                     4,702,776          3,218,599
Investments held to maturity(market values of $59,208,254                                             58,252,275         54,704,675
     and $53,906,564 in 1995 and 1994, respectively)
Investments available for sale, at market                                                             15,889,705          9,204,219
Loans                                                                                                230,323,321        215,408,319
     Less allowance for loan losses                                                                   (3,154,100)        (3,016,464)
                                                                                                   -------------      -------------
                Loans, net                                                                           227,169,221        212,391,855

Premises and equipment, net                                                                           10,230,190          9,599,864
Goodwill                                                                                               1,102,232          1,132,890
Other assets                                                                                           3,438,420          3,513,164
                                                                                                   -------------      -------------
                                Total assets                                                       $ 343,343,435        312,142,563
                                                                                                   =============      =============
Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                             46,978,643         46,307,878
     Interest-bearing                                                                                250,613,399        228,218,905
                                                                                                   -------------      -------------
                Total deposits                                                                       297,592,042        274,526,783

Securities sold under agreements to repurchase                                                        10,074,174          5,251,901
Commercial paper                                                                                       8,323,000          6,914,000
Note payable to a bank                                                                                         0            478,959
Other liabilities                                                                                      1,395,075            757,729
                                                                                                   -------------      -------------
                Total liabilities                                                                    317,384,291        287,929,372

Shareholders' Equity:
Common stock-$5.00 par value. Authorized 2,000,000 shares;
     issued 1,010,884; outstanding 1,005,184 in 1995;
     issued 1,008,384; outstanding 1,003,884 in 1994                                                   5,054,420          5,050,920
Surplus                                                                                               10,442,083         10,433,133
Retained earnings                                                                                     10,385,011          9,067,365
Treasury Stock, 5,700 shares                                                                            (176,700)          (176,700)
Net unrealized gain/(loss) on investments available for sale                                             254,330           (161,527)
                                                                                                   -------------      -------------
                Total shareholders' equity                                                            25,959,144         24,213,191
                                                                                                   -------------      -------------
                Total liabilities and shareholders' equity                                         $ 343,343,435        312,142,563
                                                                                                   =============      =============

See accompanying notes to consolidated financial statements

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1995 and 1994
                                   (Unaudited)



                                                                                                     1995                    1994
                                                                                                 -----------             -----------


Interest income:
  Interest and fees on loans                                                                       5,151,392               4,217,560
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                      658,193                 617,378
     State and municipal                                                                             366,411                 333,102
  Interest on federal funds sold                                                                     168,999                  42,142
                                                                                                 -----------             -----------
                Total interest income                                                              6,344,995               5,210,182
Interest expense:
  Interest on deposits                                                                             2,415,171               1,635,681
  Interest on securities sold under agreements
     to repurchase                                                                                   117,604                  55,934
  Interest on commercial paper                                                                        82,791                  31,909
  Interest on note payable to a bank                                                                   4,065                  10,169
                                                                                                 -----------             -----------
                Total interest expense                                                             2,619,631               1,733,693
                                                                                                 -----------             -----------
                Net interest income                                                                3,725,364               3,476,489
Provision for loan losses                                                                            195,000                 270,000
                Net interest income after provision for                                                 --                      --
                   loan losses                                                                     3,530,364               3,206,489
Non-interest income:
  Service charges on deposit accounts                                                                599,607                 578,354
  Fees for trust services                                                                            181,389                 146,384
  Loss on sale of investments available for sale                                                        (552)                   --
  Other income                                                                                       286,924                 316,888
                                                                                                 -----------             -----------
                Total non-interest income                                                          1,067,368               1,041,626
Non-interest expenses:
  Salaries and other personnel expense                                                             1,741,866               1,832,466
  Net occupancy expense                                                                              291,052                 264,580
  Furniture and equipment expense                                                                    259,761                 245,228
  FDIC assessment                                                                                    152,500                 141,283
  Postage and supplies expense                                                                       181,574                 148,745
  Advertising expense                                                                                114,110                 121,596
  Telephone expense                                                                                  106,491                 112,770
  Other expense                                                                                      530,474                 528,210
                                                                                                 -----------             -----------
                Total non-interest expenses                                                        3,377,828               3,394,878
                                                                                                 -----------             -----------
                Income before income taxes                                                         1,219,904                 853,237
Provision for income taxes                                                                           305,000                 213,000
                                                                                                 -----------             -----------
                Net income                                                                       $   914,904                 640,237
                                                                                                 ===========             ===========

See accompanying notes to consolidated financial statements

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)




                                                                                                     1995                    1994
                                                                                                ------------            ------------
Interest income:
  Interest and fees on loans                                                                    $  9,997,896               8,229,857
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                    1,240,822               1,192,817
     State and municipal                                                                             723,381                 655,858
  Interest on federal funds sold                                                                     258,985                 111,103
                                                                                                ------------            ------------
                Total interest income                                                             12,221,084              10,189,635
Interest expense:
  Interest on deposits                                                                             4,459,382               3,205,785
  Interest on securities sold under agreements
     to repurchase                                                                                   229,683                  91,013
  Interest on commercial paper                                                                       159,983                  53,369
  Interest on note payable to a bank                                                                  13,389                  20,648
                                                                                                ------------            ------------
                Total interest expense                                                             4,862,437               3,370,815
                                                                                                ------------            ------------
                Net interest income                                                                7,358,647               6,818,820
Provision for loan losses                                                                            390,000                 555,000
                Net interest income after provision for                                                 --                      --
                   loan losses                                                                     6,968,647               6,263,820
Non-interest income:
  Service charges on deposit accounts                                                              1,181,356               1,077,352
  Fees for trust services                                                                            366,389                 311,384
  Loss on sale of investments available for sale                                                    (111,495)                   --
  Other income                                                                                       618,055                 658,633
                                                                                                ------------            ------------
                Total non-interest income                                                          2,054,305               2,047,369
Non-interest expenses:
  Salaries and other personnel expense                                                             3,521,363               3,666,062
  Net occupancy expense                                                                              563,165                 505,651
  Furniture and equipment expense                                                                    516,771                 484,298
  FDIC assessment                                                                                    307,623                 282,565
  Postage and supplies expense                                                                       356,305                 291,531
  Advertising expense                                                                                275,384                 268,197
  Telephone expense                                                                                  199,674                 197,915
  Other expense                                                                                    1,083,466               1,002,634
                                                                                                ------------            ------------
                Total non-interest expenses                                                        6,823,751               6,698,853
                                                                                                ------------            ------------
                Income before income taxes                                                         2,199,201               1,612,336
Provision for income taxes                                                                           580,000                 403,000
                                                                                                ------------            ------------
                Net income                                                                      $  1,619,201               1,209,336
                                                                                                ============            ============



See accompanying notes to consolidated financial statements

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   For Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)




                                                                                                      1995                  1994
Cash flows from operating activities:                                                           -------------         -------------
  Net income                                                                                    $   1,619,201         $   1,209,336
  Adjustments to reconcile net income to net cash provided by operating activities:
                Amortization of premium on investment
                  securities                                                                           31,153                37,862
                Loss on sale of investments available for sale                                        111,495                  --
                Provision for loan losses                                                             390,000               555,000
                Depreciation of premises and equipment                                                412,340               376,447
                Amortization of goodwill                                                               30,657                30,658
                Amortization of premium on core deposits                                               23,500                23,500
                Change in other assets                                                                 74,744              (222,755)
                Change in other liabilities, net                                                      637,346              (147,199)
                                                                                                -------------         -------------
                                Net cash provided by operating
                                activities                                                          3,330,436             1,862,849

Cash flows from investing activities:
  Purchase of investments held to maturity                                                        (13,270,910)           (7,812,575)
  Purchase of investments available for sale                                                      (11,068,572)           (1,704,453)
  Proceeds from maturities of investments held to maturity                                          7,255,000             5,205,359
  Proceeds from sale of investments held to maturity                                                2,238,668
  Proceeds from sale of investments available for sale                                              4,885,938                  --
  Principal collected on loans                                                                     98,100,412            70,590,548
  Purchase and origination of loans                                                              (113,267,778)          (85,641,309)
  Purchases of premises and equipment                                                              (1,042,666)           (2,507,449)
                                                                                                -------------         -------------
                                Net cash used in investing activities                             (26,169,908)          (21,869,879)

Cash flows from financing activities:
  Net increase in transaction and savings accounts                                                     95,667            11,817,223
  Proceeds from issuance of certificates of deposits                                               71,275,833            40,368,907
  Payments on maturing certificates of deposit                                                    (48,329,741)          (34,864,005)
  Net increase in securities sold under
    agreements to repurchase                                                                        4,822,273             2,530,121
  Net increase in commercial paper                                                                  1,409,000             1,685,000
  Repayments on note payable to a bank                                                               (478,959)             (151,250)
  Proceeds from issuance of common stock                                                               12,450                13,500
  Purchase of treasury stock                                                                             --                (176,700)
  Dividends paid                                                                                     (301,555)             (259,788)
                                                                                                -------------         -------------
                                Net cash provided by financing activities                          28,504,968            20,963,008
                                                                                                -------------         -------------
Net increase in cash and cash equivalents                                                           5,665,496               955,978
Cash and cash equivalents at beginning of the period                                               21,595,896            19,893,367
                                                                                                -------------         -------------
Cash and cash equivalents at end of the period                                                  $  27,261,392         $  20,849,345
                                                                                                =============         =============


See accompanying notes to consolidated financial statements

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for fair presentation of the financial statements have been included, and were of a normal recurring nature. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Palmetto Bank (the Bank), and Palmetto Capital, Inc., a wholly-owned subsidiary of The Palmetto Bank, (the "corporation") incorporated February 26, 1992. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. The corporation also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.

3.  Investments

   The carrying and market values of investments held to maturity are summarized as follows:

                                       June 30, 1995

                                     Carrying      Market
                                      Value        Value
   U.S. Treasury and other
      U.S. Government agencies     $26,824,786   27,061,373
   State and municipal              27,448,765   28,156,195
   Mortgage-backed securities        3,978,724    3,990,686
                                    ----------   ----------
                        Total      $58,252,275   59,208,254
                                    ==========   ==========

                                      December 31, 1994

                                     Carrying      Market
                                      Value        Value
   U.S. Treasury and other
      U.S. Government agencies     $30,536,734   29,908,053
   State and municipal              24,167,941   23,998,511
                                    ----------   ----------
                        Total      $54,704,675   53,906,564
                                    ==========   ==========

   The amortized cost and market values of investments available for sale are as follows:

                                         June 30, 1995

                                     Amortized      Market
                                       Cost         Value

   U. S. Treasury securities        $15,476,160   15,889,705
                                     ==========   ==========

                                        December 31, 1994

                                      Amortized      Market
                                        Cost         Value

   U. S. Treasury securities        $ 9,466,865    9,204,219
                                     ==========    =========

The Company determines investments as held to maturity or available for sale at the purchase date. Investments available for sale are recorded at market value. Although management does not intend to sell such investments in the immediate future, if certain market conditions exist, the Company may sell these investments prior to maturity. Valuation losses or recovery of previously recorded valuation losses are recorded in shareholders' equity as net appreciation (depreciation) of investments available for sale in the period incurred. Gain or loss on the sale of investments available for sale is based on the specific identification method.

Investments with an aggregate carrying value of approximately $46,613,000 and $40,144,000 at June 30, 1995, and December 31, 1994, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

4.  Loans

   A summary of loans, by classification, follows:

                             June 30,           December 31,
                               1995                1994
   Commercial, financial
     and agricultural     $ 37,889,163           32,672,103
   Real estate - const.      2,228,513            1,940,631
   Real estate - mortgage  142,277,133          134,788,527
   Installment loans to
     individuals            47,928,512           46,007,058
                           -----------          -----------
            Total        $ 230,323,321          215,408,319
                           ===========          ===========

   The following is a summary of activity affecting the allowance for loan losses for the periods indicated:

                               For the three months ended
                                         June 30
                              -----------------------------
                                  1995               1994
   Balance at beginning
     of period                $3,068,366          2,630,688
   Provision for loan losses     195,000            270,000
   Loan recoveries                68,698             33,628
   Less loans charged-off       (177,964)           (94,111)
                               ---------          ---------
   Balance at end of period   $3,154,100          2,840,205
                               =========          =========

                                For the six months ended
                                         June 30
                               ----------------------------
   Balance at beginning
     of period                $3,016,464          2,393,638
   Provision for loan losses     390,000            555,000
   Loan recoveries                94,195            101,489
   Less loans charged-off       (346,559)          (209,922)
                               ---------          ---------
   Balance at end of period   $3,154,100          2,840,205
                               =========          =========

   The Bank had outstanding, unused commitments as of June 30, 1995 as follows:

   Home equity loans                           $  7,310,000
   Credit cards                                  10,642,000
   Commercial real estate development             6,141,000
   Other unused lines of credit                  11,131,000
                                                 ----------
                                               $ 35,224,000
                                                 ==========

   Standby letters of credit                   $  1,894,000
                                                 ==========

   The following table sets forth each category of non-performing loans, total loans outstanding and the percentage of each type of nonperforming loans having that status for more than 90 days as of June 30, 1995:


                                                  Percentage
                            90 Days     Total       90 Days
                            or More     Loans       or More
                            -------     -----     ----------
   Commercial, financial
    and agricultural       $ 117,000  37,889,163     .31%
   Real estate-construction            2,228,513
   Real estate-mortgage       85,000 142,277,133     .06%
   Installment loans to
    individuals              271,000  47,928,512     .57%
                             ------- -----------
       Total               $ 473,000 230,323,321     .21%
                             ======= ===========

5.  Deposits

   A summary of deposits follows:

                                  June 30,     December 31,
                                    1995          1994
                                 ----------    ------------

   Transaction accounts        $106,155,801     106,367,423
   Savings deposits              21,669,375      20,931,228
   Insured money market accts.   40,964,305      40,669,164
   Time deposits over $100,000   32,843,047      23,570,814
   Other time deposits           96,100,514      83,152,654
   Premium on deposits
     acquired                      (141,000)       (164,500)
                                -----------     -----------
                   Total       $297,592,042     274,526,783
                                ===========     ===========

                            PALMETTO BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31,
1994 TO JUNE 30, 1995

Liquid assets which include cash, federal funds sold, and investments available for sale increased $12.4 million for the six month period. This represents an increase of 40.1%. Cash and due from banks and federal funds sold increased $5.7 million, and the investments available for sale portfolio increased $6.7 million.

Investments held to maturity increased during the six month period $3.5 million, or 6.5%. Deposit growth during the period that was not consumed by loan demand and was used to purchase investment securities.

Loans, net, increased $14.8 million, or 7.0%, during the six month period as a result of normal growth. The allowance for loan losses increased 4.6% as the loan portfolio grows and management adjusts the reserve to approximate 1.40% of total loans. The provision for loan losses decreased as the allowance is considered to be at an adequate level, based on management's analysis.

Premises and equipment increased $630,300, or 6.6% due primarily to capitalized expenditures associated with the conversion of the Bank's central computer software systems. This conversion with an anticipated five-year total cost of $1.0 million is scheduled to be completed in September 1995.

Goodwill is being amortized over 25 years using the stright-line method. The Company periodically assesses the recoverability of this goodwill by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows which are based on historical trends.

Other assets decreased $74,700, or 2.1%, during the period primarily due to the amortization of prepaid expenses.

Deposits increased by 8.4% during the period, from $274.5 million at December 31, 1994 to $297.6 million at June 30, 1995. The increase was due to normal growth.

Retail repurchase agreements increased by $4.8 million or 91.8%, and commercial paper associated with the alternative commercial sweep accounts increased by $1.4 million or 20.4%. These changes are the result of normal fluctuations in the accounts.

Long-term debt consisted of one loan which totalled $479,000 on December 31, 1994 which was paid off in June 1995. This loan was used to fund the purchase of Bank of Hodges.

Other liabilities increased by $637,300, or 84.1%, due primarily to increased accruals for expenses for property taxes and other operating expenses.

Retained earnings increased $1.3 million for the six month period as a result of net income of $1.6 million, less dividends paid of $301,600.

Liquidity

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. Bancshares' long-term debt to equity ratio was 0% and .7% as of June 30, 1995, and December 31, 1994, respectively. Liquidity is provided from its subsidiary, The Palmetto Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. As of June 30, 1995, The Palmetto Bank had total primary capital of $27.8 million and total assets of $346.6 million. The resulting primary capital to assets ratio is 8.0%. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. Therefore, as of June 30, 1995, the subsidiary had approximately $3.5 million excess retained earnings available to pay as dividends to Bancshares if additional liquidity were required.

Capital Resources

Under the capital guidelines of the Federal Reserve Board and the FDIC, Bancshares and the Bank are currently required to maintain minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock (which can constitute up to 25% of total Tier 1 capital) and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, Bancshares and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 1% to 2% for other than the highest rated institutions.

The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profile among financial institutions, to account for off- balance sheet exposure and to minimize disincentives for holding liquid assets. Management believes the risk-based capital guidelines will not have a material effect on the Company's operations or the operations of its subsidiaries.

At June 30, 1995, the Company had a total risk-based capital ratio of 11.04%, a Tier 1 risked-based capital ratio of 9.79% and a leverage ratio of 7.08%. Accordingly, the Company is deemed to be a "well-capitalized" institution under currently applicable regulator guidelines.

Also, at June 30, 1995, the Company had a primary capital ratio (total shareholders' equity plus the allowance for loan losses to total assets) of 8.01%, compared to a ratio of 8.27% at June 30, 1994.

On February 25, 1994 the Company purchased 5,700 shares of treasury stock for $31 per share totalling $176,700.

Effect in Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect in a financial institution's performance than does the effect of inflation.

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Most of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


Accounting and Reporting Matters

The Financial Accounting Standards Board("FASB") issued SFAS No. 107, "Disclosures about Fair Values of Financial Instruments" which will be effective for the Company for the fiscal year ended December 31, 1995. SFAS No. 107 will require financial statement disclosure of fair value of all financial instruments and certain off-balance sheet items. When adopted, this standard is expected to require the Company to increase its reporting information related to fair value of financial instruments in its financial statements.

In May 1993, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", was issued. This pronouncement, which is effective for years beginning after December 15, 1994, requires a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. Based upon the present status of the loan portfolio, management does not believe this standard will have a material adverse effect on the Bank.

In May 1995, the FASB issued a SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the rights to service mortgage loans for others, regardless of how these rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. Currently, the Company is pre-selling all mortgages and based upon the Company's present mortgage lending operation does not anticipate that this statement will have a material adverse affect on the Company.

On December 30, 1994, the AICPA issued Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties" (SOP 94-6). The disclosure requirements of SOP 94-6 are similar to or overlap disclosure requirements in Financial Accounting Standards Board(FASB) Statement No. 5, "Accounting for Contingencies", and for public companies, Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and certain pronouncements of the Securities and Exchange Commission (SEC). This SOP does not alter the requirements of any FASB or SEC pronouncement.

The Disclosures required under SOP 94-6 focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term, and stem from (a) the nature of the entity's operations, (b) the necessary use of estimates in the preparation of financial statements, and (c) significant concentrations on certain aspects of the entity's operations.

SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995, and for financial statements for interim periods in fiscal years subsequent to the year for which this SOP is to be first applied. Based on the its operations and preparation of its financial statements, management does not believe this statement will have a material adverse effect on the Company.

On March 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the Statement). This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Statement requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of APB Opinion No. 30. Statement No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995 although earlier application is encouraged. Thus, for calendar year entities, Statement No. 121 is effective for 1996 financial statements. Based on the condition of assets held by the Company, management believes this statement will have no material adverse effect on the Company.

COMPARISON OF OPERATION RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1995, AND 1994

Net income for the three months ended June 30, 1995 was $914,900, an increase of 42.9% from the $640,200 reported for the same period in 1994. Net income per share was $0.91 for the 1995 period as compared with $0.64 for the comparable period in 1994.

Net Interest Income

The Bank's earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

For the three month period ended June 30, 1995, net interest income was $3.7 million, which represented a 7.2% increase from the same period in 1994. This increase was the result of increases in the volume of earning assets and deposits, as well as increased yields. Average net interest margin for the 1995 period was 5.03%, compared to 5.05% for the same period in 1994. The increase in volumes was due to normal growth, while the increases in rate is a function of the rising interest rate environment.

Interest income on investments increased 7.8% during the 1995 period compared to the corresponding period in 1994. This was due primarily to the 5.7% increase of the investment portfolio from the 1994 period, as well as an increase in the yields in the investment securities purchased.

Total interest expense increased by 51.1% during the 1995 period due primarily to increased interest rates paid on deposits from 1994 to 1995. Average total interest bearing liabilities increased by 9.1%. The average rate paid on interest bearing liabilities increased from 2.9% during the three month period in 1994, to 3.8% during the 1995 period. The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment.

Provision For Loan Losses

The provision for loan losses was $195,000 for the 1995 period, compared to $270,000 in 1994. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level as it relates to the loan portfolio.

Other Operating Income

Other operating income increased by 2.5% in 1995 as compared to the same period in 1994. Service charges on deposit accounts increased $21,300 or 3.7% during the 1995 period compared to the same period in 1994 due primarily to increased deposit volumes. Fiduciary service fees increased 23.9% due to an increase in account volumes.

Other income decreased $30,000, or 9.5%, due primarily to an decrease of $13,000 in origination and processing fees from the mortgage loan department. Commission fees from the Bank's subsidiary, Palmetto Capital, Inc., decreased $38,000 during the three month period as compared to the same period in 1994. These decreases were partially offset by an increase of $8,400 in merchant income associated with the Company's check card product introduced during 1994.

Other Operating Expenses

Other operating expenses decreased by $17,000, or .5% during the 1995 three month period over the same period in 1994. A general increase in all other operating expense categories was offset by a decrease in salaries and other personnel expenses due to lower than estimated pension expenses in the current year.

Income Taxes

The Company incurred an income tax liability of $305,000 for the 1995 three month period compared to $213,000 for the same period in 1994 due to the increase in taxable income.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 1995 AND 1994

Net income for the six month period ended June 30, 1995 was $1.6 million as compared to $1.2 million for the same period in 1994, or a 33.9% increase. As a result of increased yields on earning assets, net losses on sales of investments were more than offset by an increase in net interest income. Net income per common share increased from $1.21 in 1994, to $1.61 in 1995. Return on average assets(annualized) increased from .81% in 1994, to 1.04% in 1995.

Net Interest Income

Net interest income for the 1995 six month period was $7.4 million, an increase of 7.9% over the $6.8 million for the 1994 period. Average earning assets have increased 8.1% from the six months ended June 30, 1994 to the same period June 30, 1995. This increase coupled with an average net interest margin approximating 5% for both periods more than offset an increase of 10.9% increase in the average rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision was reduced from $555,000 for the 1994 period, to $390,000 for the same period in 1995. The amount charged to the provision for loan losses by the Bank is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio. The level is this allowance is dependent upon the total amount of past due loans, nonperforming loans, general economic conditions and management's assessment of potential losses based upon internal credit grading on the loans and periodic reviews and assessments of credit risk associated with particular loans.

Other Operating Income and Expenses

Service charges on deposit accounts increased due to increases in the number of deposit account transactions which was offset by the losses on sales of investment securities. Five million dollars of investments available for sale were sold during the 1995 six month period in order to capitalize on the rising bond market. The proceeds of the sales were used to purchase investment securities with an approximate yield increase of 360 basis points over the securities sold. The losses are expected to be more than compensated for by the income from the higher yielding investments. Non- interest expenses during the 1995 six month period increased $124,900 or 1.9% over the 1994 period due to normal growth. Salaries and other personnel expenses decreased $144,700 primarily due to a reduction in the employee pension plan expense estimated.

Income Taxes

The provision for income taxes increased $177,000 or 43.9% from the 1994 due to an increase in taxable income.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                           Part II - Other Information


Item 1.   Legal Proceedings

         Palmetto Bancshares, Inc. is not engaged in any legal proceedings. From time to time The Palmetto
         Bank (subsidiary) is involved in legal proceedings involving its normal course of business as a bank.

Item 2.   Changes in Securities

         There have been no changes in securities during the reporting period.

         Please refer to the three months Management Discussion and Analysis for an explanation of working capital restrictions and any limitations upon the payment of dividends.

Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

         None

Item 5.   Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  No exhibits are required to be filed by Bancshares pursuant to item 601 of Regulation S-K.

         (b) Bancshares did not file reports on Form 8-K during the quarter ended June 30, 1995.

                            PALMETTO BANCSHARES, INC.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         Palmetto Bancshares, Inc.
                         Laurens, South Carolina




Date: August 11, 1995
                         (Signature of L. Leon Patterson)
                         ---------------------------
                         L. Leon Patterson

                         Chairman and Chief
                           Executive Officer




Date: August 11, 1995
                         (Signature of Paul W. Stringer)
                         ---------------------------
                         Paul W. Stringer

                         President and Chief
                           Operating Officer