Form 10-Q
period 1995-09-30
PALMETTO BANCSHARES INC
filed 1996-01-17
CIK 706874

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

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


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                   Outstanding at November 13, 1995
     -----------------------------           -------------------------------
     Common stock, $5.00 par value                           999,280

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
              For Quarter and Nine Months Ended September 30, 1995



            INDEX
                                                   Page No.

PART I - FINANCIAL INFORMATION


    Consolidated Statements of Financial
    Condition at September 30, 1995 and
    December 31, 1994                                  1

    Consolidated Statements of Operations
    for the Three Months Ended September 30,
    1995 and 1994                                      2

    Consolidated Statements of Operations
    for the Nine Months Ended September 30,
    1995 and 1994                                      3

    Consolidated Statements of Cash Flows for
    the Nine Months Ended September 30, 1995           4
    and 1994

    Notes to Consolidated Interim Financial
    Statements                                         5

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations      9

PART II - OTHER INFORMATION                            18

SIGNATURES                                             19

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition



                                                                                                     September 30,      December 31,
                                                                                                              1995             1994
                                                                                                     -------------    -------------
Assets                                                                                                 (unaudited)

Cash and due from banks                                                                              $  19,062,472       18,377,297
Federal funds sold                                                                                            --          3,218,599
Investments held to maturity(market values of $69,038,625                                               67,630,741       54,704,675
     and $53,906,564 in 1995 and 1994, respectively)
Investments available for sale, at market                                                               17,863,157        9,204,219
Loans                                                                                                  243,768,185      215,408,319
     Less allowance for loan losses                                                                     (3,342,841)      (3,016,464)
                                                                                                     -------------    -------------
                 Loans, net                                                                            240,425,344      212,391,855

Premises and equipment, net                                                                             10,353,218        9,599,864
Goodwill                                                                                                 1,086,904        1,132,890
Other assets                                                                                             3,934,125        3,513,164
                                                                                                     -------------    -------------
                 Total assets                                                                        $ 360,355,961      312,142,563
                                                                                                     =============    =============
Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                               46,708,774       46,307,878
     Interest-bearing                                                                                  257,641,240      228,218,905
                                                                                                     -------------    -------------
                 Total deposits                                                                        304,350,014      274,526,783

Securities sold under agreements to repurchase                                                          11,679,919        5,251,901
Commercial paper                                                                                         8,404,977        6,914,000
Federal Funds Purchased                                                                                  8,000,000             --
Note payable to a bank                                                                                        --            478,959
Other liabilities                                                                                        1,304,498          757,729
                                                                                                     -------------    -------------
                 Total liabilities                                                                     333,739,408      287,929,372

Shareholders' equity:
Common stock-$5.00 par value. Authorized 2,000,000 shares;
     issued 1,010,884; outstanding 999,280 in 1995;
     issued 1,008,384; outstanding 1,003,884 in 1994                                                     5,054,420        5,050,920
Surplus                                                                                                 10,442,083       10,433,133
Retained earnings                                                                                       11,280,192        9,067,365
Treasury stock, 11,604 and 5,700 shares in 1995
     and 1994, respectively                                                                               (406,956)        (176,700)
Unrealized gain(loss) on investments available for sale, net                                               246,814         (161,527)
                                                                                                     -------------    -------------
                 Total shareholders' equity                                                             26,616,553       24,213,191
                                                                                                     -------------    -------------
                 Total liabilities and shareholders' equity                                          $ 360,355,961      312,142,563
                                                                                                     =============    =============


See accompanying notes to consolidated financial statements

                                      (1)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three Months Ended September 30, 1995 and 1994
(Unaudited)



                                                                                                         1995                   1994
Interest income:                                                                                  -----------            -----------
  Interest and fees on loans                                                                      $ 5,482,254              4,487,011
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                       819,799                601,851
     State and municipal                                                                              403,033                352,383
  Interest on federal funds sold                                                                       76,633                 40,791
                                                                                                  -----------            -----------
                 Total interest income                                                              6,781,719              5,482,036
Interest expense:
  Interest on deposits                                                                              2,694,566              1,705,122
  Interest on federal funds purchased and securities
     sold under agreements to repurchase                                                              121,107                 82,900
  Interest on commercial paper                                                                         91,644                 47,788
  Interest on note payable to a bank                                                                        0                 10,627
                                                                                                  -----------            -----------
                 Total interest expense                                                             2,907,317              1,846,437
                                                                                                  -----------            -----------
                 Net interest income                                                                3,874,402              3,635,599
Provision for loan losses                                                                             300,000                105,000
                 Net interest income after provision for                                          ----------             -----------
                    loan losses                                                                     3,574,402              3,530,599
Non-interest income:                                                                              ----------             -----------
  Service charges on deposit accounts                                                                 629,593                595,657
  Fees for trust services                                                                             185,000                165,000
  Investment securities losses                                                                        (10,711)                  --
  Other income                                                                                        319,022                240,986
                                                                                                  -----------            -----------
                 Total non-interest income                                                          1,122,904              1,001,643
Non-interest expenses:
  Salaries and other personnel expense                                                              1,787,022              1,803,160
  Net occupancy expense                                                                               319,159                307,327
  Furniture and equipment expense                                                                     290,134                293,514
  FDIC assessment                                                                                      29,529                150,919
  Postage and supplies expense                                                                        169,440                153,477
  Advertising expense                                                                                  97,983                155,968
  Telephone expense                                                                                   101,064                 94,353
  Other expense                                                                                       517,017                462,094
                                                                                                  -----------            -----------
                 Total non-interest expenses                                                        3,311,348              3,420,812
                                                                                                  -----------            -----------
                 Income before income taxes                                                         1,385,958              1,111,430
Income tax provision                                                                                  340,000                333,000
                                                                                                  -----------            -----------
                 Net income                                                                       $ 1,045,958                778,430
                                                                                                  ===========            ===========

See accompanying notes to consolidated financial statements

                                      (2)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Nine Months Ended September 30, 1995 and 1994
(Unaudited)


                                                                                                      1995                      1994
Interest income:                                                                              ------------              ------------
  Interest and fees on loans                                                                  $ 15,480,150              $ 12,716,868
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                  2,060,621                 1,794,668
     State and municipal                                                                         1,126,414                 1,008,241
  Interest on federal funds sold                                                                   335,618                   151,894
                                                                                              ------------              ------------
                 Total interest income                                                          19,002,803                15,671,671
Interest expense:
  Interest on deposits                                                                           7,153,948                 4,910,907
  Interest on federal funds purchased and securities
     sold under agreements to repurchase                                                           350,790                   173,913
  Interest on commercial paper                                                                     251,627                   101,157
  Interest on note payable to a bank                                                                13,389                    31,275
                                                                                              ------------              ------------
                 Total interest expense                                                          7,769,754                 5,217,252
                                                                                              ------------              ------------
                 Net interest income                                                            11,233,049                10,454,419
Provision for loan losses                                                                          690,000                   660,000
                 Net interest income after provision for                                      ------------              ------------
                    loan losses                                                                 10,543,049                 9,794,419
Non-interest income:
  Service charges on deposit accounts                                                            1,810,949                 1,673,009
  Fees for trust services                                                                          551,389                   476,384
  Investment securities losses                                                                    (122,206)                     --
  Other income                                                                                     937,077                   899,619
                                                                                              ------------              ------------
                 Total non-interest income                                                       3,177,209                 3,049,012
Non-interest expenses:
  Salaries and other personnel expense                                                           5,308,385                 5,469,222
  Net occupancy expense                                                                            882,324                   812,978
  Furniture and equipment expense                                                                  806,905                   777,812
  FDIC assessment                                                                                  337,152                   433,484
  Postage and supplies expense                                                                     525,745                   445,008
  Advertising expense                                                                              373,367                   424,165
  Telephone expense                                                                                300,738                   292,268
  Other expense                                                                                  1,600,483                 1,464,728
                                                                                              ------------              ------------
                 Total non-interest expenses                                                    10,135,099                10,119,665
                                                                                              ------------              ------------
                 Income before income taxes                                                      3,585,159                 2,723,766
Provision for income taxes                                                                         920,000                   736,000
                                                                                              ------------              ------------
                 Net Income                                                                   $  2,665,159              $  1,987,766
                                                                                              ============              ============


See accompanying notes to consolidated financial statements.

                                      (3)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1995 and 1994
(Unaudited)


                                                                                                          1995                 1994
Cash flows from operating activities:                                                             ------------         ------------
  Net income                                                                                      $  2,665,159         $  1,987,766
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of premium on investment securities                                                   72,654               53,248
     Losses from sales of investments                                                                  122,206                 --
     Provision for loan losses                                                                         690,000              660,000
     Depreciation of premises and equipment                                                            655,637              590,794
     Loss on sale of premises and equipment                                                                                   2,018
     Amortization of goodwill                                                                           45,986               45,986
     Amortization of premium on core deposits                                                           35,250               35,250
     Change in other assets                                                                           (420,960)            (441,385)
     Change in other liabilities, net                                                                  291,140             (106,542)
                                                                                                  ------------         ------------
                                 Net cash provided by operating activities                           4,157,072            2,827,135

Cash flows from investing activities:
  Purchase of investments held to maturity                                                         (23,410,903)          (8,533,575)
  Purchase of investments available for sale                                                       (14,050,760)          (1,704,453)
  Proceeds from maturities of investments                                                            8,228,721            7,370,572
  Proceeds from sale of investments held to maturity                                                 2,238,668                 --
  Proceeds from maturities of invesments available for sale                                               --              1,353,963
  Proceeds from sale of investments available for sale                                               5,878,380                 --
  Net increase in loans outstanding                                                                (28,723,489)         (20,877,876)
  Purchases of premises and equipment, net                                                          (1,408,991)          (3,093,306)
  Proceeds for sale of premises and equipment                                                             --                 10,000
                                                                                                  ------------         ------------
                                 Net cash used in investing activities                             (51,248,374)         (25,474,675)

Cash flows from financing activities:
  Net increase in transaction and savings accounts                                                   2,430,061           11,817,357
  Net increase in certificates of deposit                                                           27,357,920            3,117,778
  Net increase in securities sold under agreements
    to repurchase                                                                                    6,428,018              447,190
  Net increase in commercial paper                                                                   1,490,977            1,803,000
  Change in federal funds purchased                                                                  8,000,000            5,850,000
  Repayments on note payable to a bank                                                                (478,959)            (226,875)
  Proceeds from issuance of common stock                                                                12,450               24,300
  Purchase of treasury stock                                                                          (230,256)            (176,700)
  Dividends paid                                                                                      (452,333)            (389,786)
                                                                                                  ------------         ------------
                                 Net cash provided by financing activities                          44,557,878           22,266,264
                                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents                                                (2,533,424)            (381,276)
Cash and cash equivalents at beginning of the period                                                21,595,896           19,893,367
                                                                                                  ------------         ------------
Cash and cash equivalents at end of the period                                                    $ 19,062,472         $ 19,512,091
                                                                                                  ============         ============



See accompanying notes to consolidated financial statements.


                                      (4)

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation
   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for fair presentation of the financial statements have been included, and were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire year.

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

3.  Investment Securities
   The carrying and market values of investment securities are summarized as follows:

                                     September 30, 1995
                                    Carrying       Market
                                     Value         Value
   U.S. Treasury and other
      U.S. Government agencies     $35,312,448   35,638,271
   State and municipal              28,578,477   29,656,973
   Mortgage-backed securities        3,739,816    3,743,381
                                    ----------   ----------
                        Total      $67,630,741   69,038,625
                                    ==========   ==========

                                      December 31, 1994
                                    Carrying       Market
                                     Value         Value
   U.S. Treasury and other
      U.S. Government agencies     $30,536,734   29,908,053
   State and municipal              24,167,941   23,998,511
                                    ----------   ----------
                        Total      $54,704,675   53,906,564
                                    ==========   ==========
                               (5)

   The amortized costs and market values of securities available for sale at September 30, 1995 and December 31, 1994 are as follows:

                                      September 30, 1995
                                    Amortized       Market
                                      Cost          Value
                                    ----------   ----------
   U. S. Treasury securities       $17,461,834   17,863,157
                                    ==========   ==========

                                      December 31, 1994
                                     Amortized      Market
                                       Cost         Value
                                     ---------   ----------
   U. S. Treasury securities       $ 9,466,865    9,204,219
                                    ==========   ==========

   The Company determines investments as held to maturity or available for sale at the purchase date. Securities available for sale are recorded at market value. Although management does not intend to sell such investments in the immediate future, if certain market conditions exist, the Company may sell these securities prior to maturity. Valuation losses or recovery of previously recorded valuation losses are recorded in shareholders' equity, net of taxes as net appreciation (depreciation) of investments available for sale in the period incurred. Gain or loss on the sale of investments available for sale is based on the specific identification method.

   Investments with an aggregate carrying value of approximately $45,008,000 and $40,144,000 at September 30, 1995, and December 31, 1994, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

4.  Loans

   A summary of loans, by classification, follows:

                            September 30,       December 31,
                                1995                1994
                            -------------       -----------
   Commercial, financial
     and agricultural     $  38,877,196          32,672,103
   Real estate - const.       3,347,636           1,940,631
   Real estate - mortgage   149,607,474         134,788,527
   Installment loans to
     individuals             51,935,879          46,007,058
                            -----------         -----------
             Total        $ 243,768,185         215,408,319
                            ===========         ===========


                               (6)

   The following is a summary of activity affecting the allowance for loan losses for the periods indicated:

                             For the three months ended
                                   September 30
                            -----------------------------
                                  1994               1993
   Balance at beginning
     of period                $3,154,100          2,840,205
   Provision for loan losses     300,000            105,000
   Loan recoveries                41,865            118,408
   Less loans charged-off       (153,124)           (94,611)
                               ---------          ---------
   Balance at end of period   $3,342,841          2,969,002
                               =========          =========

                              For the nine months ended
                                   September 30
                             ----------------------------
                                  1994               1993
   Balance at beginning
     of period                $3,016,464          2,393,638
   Provision for loan losses     690,000            660,000
   Loan recoveries               136,060            219,897
   Less loans charged-off       (499,683)          (304,533)
                               ---------          ---------
   Balance at end of period   $3,342,841          2,969,002
                               =========          =========



   The Company had outstanding, unused loan commitments at September 30, 1995 as follows:


   Home equity loans                           $  7,374,000
   Credit cards                                  15,335,000
   Commercial real estate development:
       Secured                                    6,426,000
       Unsecured                                    250,000
   Other unused lines of credit                  11,916,000
                                                 ----------
                                               $ 41,301,000
                                                 ==========
   Standby letters of credit                   $  1,880,000
                                                 ==========



                               (7)

   The following table sets forth each category of nonperforming loans, total loans outstanding and the percentage of each type of nonperforming loans having that status for more than 90 days as of September 30, 1995:

                                                   Percentage
                            90 Days        Total     90 Days
                            or More        Loans     or More
                        -----------     ---------- ----------
   Commercial, financial
     and agricultural      $205,000     38,877,000     .53%
   Real estate-construction   -          3,348,000      _
   Real estate-mortgage     191,000    149,607,000     .13%
   Installment loans to
     individuals            177,000     51,936,000     .34%
                        -----------    -----------
        Total              $573,000    243,768,000     .24%
                        ===========    ===========

5.  Deposits

   A summary of deposits follows:

                                September 30,  December 31,
                                   1995           1994
                               ------------    ------------
   Transaction accounts        $103,591,430     106,367,423
   Savings deposits              21,941,751      20,931,228
   Insured money market accts.   44,264,519      40,669,164
   Time deposits over $100,000   31,804,990      23,570,814
   Other time deposits          102,876,574      83,152,654
   Premium on deposits
     acquired                      (129,250)       (164,500)
                               ------------    ------------
                   Total       $304,350,014     274,526,783
                               ============    ============




                               (8)

                            PALMETTO BANCSHARES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1994
TO SEPTEMBER 30, 1995

Liquid assets which include cash, federal funds sold, and investments available for sale increased by $6.1 million for the nine month period. This increase of 19.9% consisted of an increase in investments of $8.6 million. Federal funds sold decreased $3.2 million.

Investments held to maturity increased during the nine month period $12.9 million, or 23.6%. Deposit growth during the period that was not consumed by loan demand was used to purchase investments. Investments for the portfolio are based on the balance between higher yield short term maturities and longer term tax exempt obligations of state and municipalities.

Loans, net, increased $28.0 million, or 13.2%, during the nine month period as a result of growth in loan demand. The allowance for loan losses increased by 10.8% during the period as management adjusts the allowance to approximate 1.40% of total loans.

Premises and equipment increased $753,300, or 7.8% due primarily to capitalized expenditures associated with the conversion of the Bank's central computer software systems. This conversion with an anticipated five-year total cost of $1.0 million was completed in September 1995.

Goodwill is being amortized over 25 years using the straight-line method. The Company periodically assesses the recoverability of this goodwill by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows which are based on historical trends.

Other assets increased $421,000, or 12.0%, during the period primarily due to an increase in interest earned not collected on loans and securities, resulting from increases in the loan and investment portfolios.

Deposits increased by 10.9% during the period, from $274.5 million to $304.4 million. The increase was due to normal growth and new deposit customers from the new North Anderson office which opened in July 1995.

Retail repurchase agreements increased by $6.4 million or 122.4%. These account balances fluctuate based on the deposit customers' daily qualifying funds.



                               (9)

Commercial paper associated with the alternative commercial sweep accounts increased $1.5 million or 21.6%. These changes are the result of normal fluctuations in the accounts.

Federal funds purchased increased $8.0 million. Funds are sold or purchased based on available funds on an overnight basis.

Long-term debt consisted of one loan which totalled $479,000 on December 31, 1994 which was paid off in June 1995. This loan was used to fund the purchase of Bank of Hodges.

Other liabilities decreased by $546,800, or 72.2%, due primarily to increased accruals for expenses for property taxes and other operation expenses.

Retained earnings increased $2.2 million for the nine month period as a result of net income of $2.7 million, less dividends paid of $453,300.

Liquidity

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. Bancshares' long-term debt to equity ratio was 0.0% and .7% as of September 30, 1995, and December 31, 1994, respectively. Liquidity is provided from its subsidiary, The Palmetto Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital-to-asset ratios. As of September 30, 1995, The Palmetto Bank had total primary capital of $28.6 million and total assets of $362.7 million. The resulting primary capital to assets ratio is 7.9%. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. Therefore, as of September 30, 1995, the subsidiary had approximately $3.2 million excess retained earnings available to pay as dividends to Bancshares.

Capital Resources

Under the capital guidelines of the Federal Reserve Board and the FDIC, Bancshares, and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock (which can constitute up to 25% of total Tier 1 capital) and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, Bancshares and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 1% to 2% for other than the highest rated institutions.



                              (10)

The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profile among financial institutions, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

Management believes the risk-based capital guidelines will not have a material effect on the Company's operations or the operations of its subsidiaries.

At September 30, 1995, The Company had a total risk-based capital ratio of 10.87%, a Tier 1 risk-based capital ratio of 9.60% and a leverage ratio of 6.94%. Accordingly, the Company is deemed to be a "well-capitalized" institution under currently applicable regulatory guidelines.

Also, at September 30, 1995, the Company had a primary capital ratio (total shareholders' equity plus the allowance for loan losses to total assets) of 8.23%, compared to a ratio of 8.46% at September 30, 1994.

On February 25, 1994 the Company purchased 5,700 shares of treasury stock for $31 per share totalling $176,700. On September 18, 1995 the Company purchased 5,904 shares of treasury stock for $39 per share totalling $230,256.

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



                              (11)

Accounting and Reporting Matters

On December 30, 1994, the AICPA issued Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties" (SOP 94-6). The disclosure requirements of SOP 94-6 are similar to or overlap disclosure requirements in Financial Accounting Standards Board (FASB) Statement No. 5, "Accounting for Contingencies", and for public companies, Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and certain pronouncements of the Securities and Exchange Commission (SEC). This SOP does not alter the requirements of any FASB or SEC pronouncement.

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

In May 1995, the FASB issued a SFAS No. 122, "Accounting for
Mortgage Servicing Rights, an amendment of SFAS No. 65" which is


                              (12)
effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the rights to service mortgage loans for others, regardless of how these rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. Currently, the Company is pre-selling all mortgages and based upon the Company's present mortgage lending operation does not anticipate that this statement will have a material adverse effect on the Company.

In October 1995, the FASB issued a SFAS No. 123, "Accounting for Stock Based Compensation." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans.





                              (13)

COMPARISON OF OPERATION RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1995, AND 1994

Net income for the three months ended September 30, 1995 was $1.0 million, an increase of 34.4% from the $778,400 reported for the same period in 1994. Net income per share was $1.04 for the 1995 period as compared with $0.78 for the comparable period in 1994.

Net Interest Income

The Bank's earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees on earnings assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

For the three month period ended September 30, 1995, net interest income was $3.9 million, which represented a 6.6% increase from the same period in 1994. This increase was the result of increases in the volume of earning assets and deposits combined with a consistent net interest margin, defined as net interest income as a percent of average earning assets. Net interest margin for the 1995 period was 4.8%, compared to 5.2% for the same period in 1994. The increase in volume was due to normal growth, and the opening of another full service office in Anderson.

Interest income on investments and fed funds sold increased 30.6% during the 1995 period compared to the corresponding period in 1994. Portfolio volumes and average yields have increased during the 1995 period compared to the same period in 1994.

Total interest expense increased by 57.5%, or $1.1 million during the 1995 period, due to an increase in interest-bearing deposit liabilities of $35.5 million, or 16.1% over the 1994 period. The average rate paid on interest bearing liabilities increased from 3.0% during the three month period in 1994, to 4.2% during the same period in 1995. The profitability of the Company is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment.




                              (14)

Provision For Loan Losses

The provision for loan losses was $105,000 for the 1994 period, compared to $300,000 in 1993. The provision expense is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level as it related to the loan portfolio.


Other Operating Income

Other operating income increased by $121,300 or 12.1% in 1995 as compared to the same period in 1994. Service charges on deposit accounts increased 5.7% primarily due to deposit growth and increased customer base. Fiduciary service fees increased 12.1% due to an increase in account volumes.

Other Operating Expenses

Other operating expenses decreased by $109,500, or 3.2% during the 1995 three month period over the same period in 1994 due primarily to the refund and reduction in FDIC insurance assessments.

Income Taxes

The Company incurred an income tax expense of $340,000 for the 1995 three month period compared to $333,000 for the same period in 1994. This increase was related directly to the increase in taxable income.




                              (15)

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1995, AND 1994

Net income for the nine months ended September 30, 1995 was $2.7 million compared to $2.0 million for the 1994 period. Net income per share was $2.65 for the 1995 period as compared to $1.99 for 1994. Return on average assets for 1995 was 1.08% (annualized), compared to .88% in 1994.

Net Interest Income

For the nine month period in 1995, net interest income was $11.2 million, which represented a 7.4% increase over the same period in 1994. This increase was due to increases in volume of both loans and deposits and a consistent net interest margin. Average earning assets increased by 9.6%. Net interest margin, defined as net interest income as a percent of average earning assets, was 4.97% (annualized) for the 1995 period compared to 5.08% for the 1994 period.

Provision For Loan Losses

The provision for loan losses was $690,000 and $660,000 for the nine months ended September 30, 1995, and 1994, respectively. The amount charged to the provision for loan losses by the Bank is based on management's judgement as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio. The level in this allowance is dependent upon the total amount of past due loans, nonperforming loans, general economic conditions and management's assessment of potential losses based upon internal credit grading on the loans and periodic reviews and assessments of credit risk associated with particular loans.


Other Operating Income and Expenses

Other operating income during the 1995 nine month period increased by $128,200, or 4.2% over the same nine month period in 1994. Service charges on deposit accounts increased $137,900 due to an increased number of deposit account transactions which was offset by the losses on sales of investments. Six million dollars of investments available for sale and $2.2 million in investments held to maturity with maturities of less than 90 days, were sold during the 1995 nine month period in order to capitalize on the rising bond market. The proceeds of the sales were used to purchase investments with an approximate yield increase of 360 basis points over the investments sold. The losses have been more than compensated for




                              (16)
by the income from the higher yielding investments. Non-interest expenses increased $15,400 during the 1995 period due to normal growth which was offset by the refund and reduction in FDIC insurance assessments.

Income Taxes

The Company incurred an income tax expense of $920,000 for the 1995 nine month period compared to $736,000 for the same period in 1994. This increase is due to an increase in taxable income.





                              (17)

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

        (b) Bancshares did not file any reports on Form 8-K during the quarter ended September 30, 1995.





                              (18)

                            PALMETTO BANCSHARES, INC.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         Palmetto Bancshares, Inc.
                         Laurens, South Carolina




Date: November 13, 1995
                         (Signature of L. Leon Patterson)
                         ------------------------
                         L. Leon Patterson

                         Chairman and Chief
                         Executive Officer




Date: November 13, 1995
                         (Signature of Paul W. Stringer)
                         ---------------------------
                         Paul W. Stringer

                         President and Chief
                         Operating Officer



                              (19)