Form 10-Q/A
period 1995-09-30
PALMETTO BANCSHARES INC
filed 1996-03-13
CIK 706874

FORM 10-Q Amendment #1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      _X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR
                                                          ------------------
      ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

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

                                    (803) 984-4551
                   --------------------------------------------------
                   Registrant's telephone number, including area code


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ----     ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                      Outstanding at November 13, 1995
          -----------------------------       -------------------------------
          Common stock, $5.00 par value                999,280

                  PALMETTO BANCSHARES, INC.

                Quarterly Report on Form 10-Q
      For Quarter and Nine Months Ended September 30, 1995



            INDEX
                                                   Page No.

PART I - FINANCIAL INFORMATION


    Consolidated Statements of Financial
    Condition at September 30, 1995 and
    December 31, 1994                                  1

    Consolidated Statements of Operations
    for the Three Months Ended September 30,
    1995 and 1994                                      2

    Consolidated Statements of Operations
    for the Nine Months Ended September 30,
    1995 and 1994                                      3

    Consolidated Statements of Cash Flows for
    the Nine Months Ended September 30, 1995           4
    and 1994

    Notes to Consolidated Interim Financial
    Statements                                         5

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations      9

PART II - OTHER INFORMATION                            18

SIGNATURES                                             19

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition



                                                             September 30,    December 31,
                                                                1995              1994
                                                            ------------       -----------
Assets                                                       (unaudited)
Cash and due from banks                                      $19,062,472        18,377,297
Federal funds sold                                                -              3,218,599
Investments held to maturity(market values of $69,038,625     67,630,741        54,704,675
     and $53,906,564 in 1995 and 1994, respectively)
Investments available for sale, at market                     17,863,157         9,204,219
Loans                                                        243,768,185       215,408,319
     Less allowance for loan losses                           (3,342,841)       (3,016,464)
                                                            ------------       -----------
         Loans, net                                          240,425,344       212,391,855

Premises and equipment, net                                   10,353,218         9,599,864
Goodwill                                                       1,086,904         1,132,890
Other assets                                                   3,934,125         3,513,164
                                                            ------------       -----------
         Total assets                                       $360,355,961       312,142,563
                                                            ============       ===========
Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                     46,708,774        46,307,878
     Interest-bearing                                        257,641,240       228,218,905
                                                            ------------       -----------
         Total deposits                                      304,350,014       274,526,783

Securities sold under agreements to repurchase                11,679,919         5,251,901
Commercial paper                                               8,404,977         6,914,000
Federal Funds Purchased                                        8,000,000            -
Note payable to a bank                                            -                478,959
Other liabilities                                              1,304,498           757,729
                                                            ------------       -----------
         Total liabilities                                   333,739,408       287,929,372

Shareholders' equity:
Common stock-$5.00 par value. Authorized 2,000,000 shares;
     issued 1,010,884; outstanding 999,280 in 1995;
     issued 1,008,384; outstanding 1,003,884 in 1994           5,054,420         5,050,920
Surplus                                                       10,442,083        10,433,133
Retained earnings                                             11,280,192         9,067,365
Treasury stock, 11,604 and 5,700 shares in 1995
     and 1994, respectively                                     (406,956)         (176,700)
Unrealized gain(loss) on investments available for sale, net     246,814          (161,527)
                                                            ------------       -----------
         Total shareholders' equity                           26,616,553        24,213,191
                                                            ------------       -----------
         Total liabilities and shareholders' equity         $360,355,961       312,142,563
                                                            ============       ===========

See accompanying notes to consolidated financial statements

                                      (1)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three Months Ended September 30, 1995 and 1994
(Unaudited)



                                                                1995              1994
Interest income:                                               ---------         ---------
  Interest and fees on loans                                  $5,482,254         4,487,011
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                  819,799           601,851
     State and municipal                                         403,033           352,383
  Interest on federal funds sold                                  76,633            40,791
                                                               ---------         ---------
         Total interest income                                 6,781,719         5,482,036
Interest expense:
  Interest on deposits                                         2,694,566         1,705,122
  Interest on federal funds purchased and securities
     sold under agreements to repurchase                         121,107            82,900
  Interest on commercial paper                                    91,644            47,788
  Interest on note payable to a bank                                   0            10,627
                                                               ---------         ---------
         Total interest expense                                2,907,317         1,846,437
                                                               ---------         ---------
         Net interest income                                   3,874,402         3,635,599
Provision for loan losses                                        300,000           105,000
         Net interest income after provision for               ---------         ---------
            loan losses                                        3,574,402         3,530,599
Non-interest income:                                           ---------         ---------
  Service charges on deposit accounts                            629,593           595,657
  Fees for trust services                                        185,000           165,000
  Investment securities losses                                   (10,711)            -
  Other income                                                   319,022           240,986
                                                               ---------         ---------
         Total non-interest income                             1,122,904         1,001,643
Non-interest expenses:
  Salaries and other personnel expense                         1,787,022         1,803,160
  Net occupancy expense                                          319,159           307,327
  Furniture and equipment expense                                290,134           293,514
  FDIC assessment                                                 29,529           150,919
  Postage and supplies expense                                   169,440           153,477
  Advertising expense                                             97,983           155,968
  Telephone expense                                              101,064            94,353
  Other expense                                                  517,017           462,094
                                                               ---------         ---------
         Total non-interest expenses                           3,311,348         3,420,812
                                                               ---------         ---------
         Income before income taxes                            1,385,958         1,111,430
Income tax provision                                             340,000           333,000
                                                               ---------         ---------
         Net income                                           $1,045,958           778,430
                                                              ==========        ==========

See accompanying notes to consolidated financial statements

                                      (2)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Nine Months Ended September 30, 1995 and 1994
(Unaudited)



                                                                1995              1994
Interest income:                                             -----------       -----------
  Interest and fees on loans                                 $15,480,150       $12,716,868
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                2,060,621         1,794,668
     State and municipal                                       1,126,414         1,008,241
  Interest on federal funds sold                                 335,618           151,894
                                                             -----------       -----------
         Total interest income                                19,002,803        15,671,671
Interest expense:
  Interest on deposits                                         7,153,948         4,910,907
  Interest on federal funds purchased and securities
     sold under agreements to repurchase                         350,790           173,913
  Interest on commercial paper                                   251,627           101,157
  Interest on note payable to a bank                              13,389            31,275
                                                             -----------       -----------
         Total interest expense                                7,769,754         5,217,252
                                                             -----------       -----------
         Net interest income                                  11,233,049        10,454,419
Provision for loan losses                                        690,000           660,000
         Net interest income after provision for             -----------       -----------
            loan losses                                       10,543,049         9,794,419
Non-interest income:
  Service charges on deposit accounts                          1,810,949         1,673,009
  Fees for trust services                                        551,389           476,384
  Investment securities losses                                  (122,206)           -
  Other income                                                   937,077           899,619
                                                             -----------       -----------
         Total non-interest income                             3,177,209         3,049,012
Non-interest expenses:
  Salaries and other personnel expense                         5,308,385         5,469,222
  Net occupancy expense                                          882,324           812,978
  Furniture and equipment expense                                806,905           777,812
  FDIC assessment                                                337,152           433,484
  Postage and supplies expense                                   525,745           445,008
  Advertising expense                                            373,367           424,165
  Telephone expense                                              300,738           292,268
  Other expense                                                1,600,483         1,464,728
                                                             -----------       -----------
         Total non-interest expenses                          10,135,099        10,119,665
                                                             -----------       -----------
         Income before income taxes                            3,585,159         2,723,766
Provision for income taxes                                       920,000           736,000
                                                             -----------       -----------
         Net Income                                           $2,665,159        $1,987,766
                                                             ===========       ===========


See accompanying notes to consolidated financial statements.

                                      (3)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1995 and 1994
(Unaudited)


                                                                 1995              1994
Cash flows from operating activities:                        -----------       -----------
  Net income                                                  $2,665,159        $1,987,766
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of premium on investment securities             72,654            53,248
     Losses from sales of investments                            122,206            -
     Provision for loan losses                                   690,000           660,000
     Depreciation of premises and equipment                      655,637           590,794
     Loss on sale of premises and equipment                                          2,018
     Amortization of goodwill                                     45,986            45,986
     Amortization of premium on core deposits                     35,250            35,250
     Change in other assets                                     (420,960)         (441,385)
     Change in other liabilities, net                            291,140          (106,542)
                                                             -----------       -----------
                  Net cash provided by operating activities    4,157,072         2,827,135

Cash flows from investing activities:
  Purchase of investments held to maturity                   (23,410,903)       (8,533,575)
  Purchase of investments available for sale                 (14,050,760)       (1,704,453)
  Proceeds from maturities of investments                      8,228,721         7,370,572
  Proceeds from sale of investments held to maturity           2,238,668            -
  Proceeds from maturities of invesments available for sale       -              1,353,963
  Proceeds from sale of investments available for sale         5,878,380            -
  Net increase in loans outstanding                          (28,723,489)      (20,877,876)
  Purchases of premises and equipment, net                    (1,408,991)       (3,093,306)
  Proceeds for sale of premises and equipment                     -                 10,000
                                                             -----------       -----------
                  Net cash used in investing activities      (51,248,374)      (25,474,675)

Cash flows from financing activities:
  Net increase in transaction and savings accounts             2,430,061        11,817,357
  Net increase in certificates of deposit                     27,357,920         3,117,778
  Net increase in securities sold under agreements
    to repurchase                                              6,428,018           447,190
  Net increase in commercial paper                             1,490,977         1,803,000
  Change in federal funds purchased                            8,000,000         5,850,000
  Repayments on note payable to a bank                          (478,959)         (226,875)
  Proceeds from issuance of common stock                          12,450            24,300
  Purchase of treasury stock                                    (230,256)         (176,700)
  Dividends paid                                                (452,333)         (389,786)
                                                             -----------       -----------
                  Net cash provided by financing activities   44,557,878        22,266,264
                                                             -----------       -----------

Net increase(decrease) in cash and cash equivalents           (2,533,424)         (381,276)
Cash and cash equivalents at beginning of the period          21,595,896        19,893,367
                                                             -----------       -----------
Cash and cash equivalents at end of the period               $19,062,472       $19,512,091
                                                             ===========       ===========


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

Other liabilities decreased by $546,800, or 72.2%, due primarily to increased accruals for expenses for property taxes and other operation expenses..

Retained earnings increased $2.2 million for the nine month period as a result of net income of $2.7 million, less dividends paid of $453,300.

Liquidity

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. Bancshares' long-term debt to equity ratio was 0.0% and .7% as of September 30, 1995, and December 31, 1994, respectively. Liquidity is provided from its subsidiary, The Palmetto Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital-to -asset ratios. As of September 30, 1995, The Palmetto Bank had total primary capital of $28.6 million and total assets of $362.7 million. The resulting primary capital to assets ratio is 7.9%. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. Therefore, as of September 30, 1995, the subsidiary had approximately $3.2 million excess retained earnings available to pay as dividends to Bancshares.

Capital Resources

Under the capital guidelines of the Federal Reserve Board and the FDIC, Bancshares, and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock ( which can constitute up to 25% of total Tier 1 capital) and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, Bancshares and the Bank must maintain a minimum Tier 1 leverage ratio ( Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 1% to 2% for other than the highest rated institutions.



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

On March 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" (the Statement). This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Statement requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the provisions of APB Opinion No. 30.

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


Other Operating Income and Expenses

Other operating income during the 1995 nine month period increased by $128,200, or 4.2% over the same nine month period in 1994. Service charges on deposit accounts increased $137,900 due to an increased number of deposit account transactions which was offset by the losses on sales of investments. Six million dollars of investments available for sale and $2.2 million in investments held to maturity with maturities of less than 90 days, were sold during the 1995 nine month period in order to capitalize on the rising bond market. The proceeds of the sales were used to purchase investments with a approximate yield increase of 360 basis points over the investments sold. The losses have been more than compensated for


                                      (16)
by the income from the higher yielding investments. Non-interest expenses increased $15,400 during the 1995 period due to normal growth which was offset by the refund and reduction in FDIC insurance assessments.

Income Taxes

The Company incurred an income tax expense of $920,000 for the 1995 nine month period compared to $736,000 for the same period in 1994. This increase is due to and increase in taxable income.



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

        (a)  Exhibit 27

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






                         Palmetto Bancshares, Inc.
                         Laurens, South Carolina




Date: March 7, 1996      (Signature of L. Leon Patterson)
                         --------------------------------
                         L. Leon Patterson

                         Chairman and Chief
                         Executive Officer




Date: March 7, 1996      (Signature of Paul W. Stringer)
                         -------------------------------
                         Paul W. Stringer

                         President and Chief
                         Operating Officer



                                      (19)