Form 10-K
period 1995-12-31
PALMETTO BANCSHARES INC
filed 1996-04-01
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1995

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to __________

         Commission file number  0-26016

                            PALMETTO BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

South Carolina                               74-2235055
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

101 West Main Street, Laurens, South Carolina        29360
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number - (864) 984 - 4551

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5.00 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 15, 1996. $32,817,080, based on the most recent sales price of $40.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,004,980 as of March 15, 1996.

     Documents incorporated by reference and location in Form 10-K: Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, Part III.

                            PALMETTO BANCSHARES, INC.
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS




                                     PART I

Item 1.       Business
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5.       Market for the Registrant's Common Stock and Related Shareholder
                Matters
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions


                                     PART IV

Item 14.      Exhibits and Financial Statement Schedules and Reports on Form 8-K

                                     Part I


Item 1.  Business

Palmetto Bancshares, Inc. ("Bancshares") is a bank holding company organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Capital"), Bancshares engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, and Anderson counties. The Bank is a state, non-member bank which was organized and chartered under South Carolina law in 1906. There are 21 full service branch offices in addition to the headquarters located in Laurens, South Carolina.

The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank's Dealer Finance Department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. In the later part of 1995, the Bank started a mortgage banking operation to continue to meet a broader range of their customer's financial service needs.

At December 31, 1995, Bancshares had total assets of $376,241,000 loans outstanding of $255,187,000 and deposits of $329,659,000. This compares with total assets of $312,143,000, loans outstanding of $215,408,000 and deposits of $274,527,000, at December 31, 1994.

Competition
The upstate South Carolina market is a highly competitive banking market in which all of the largest financial institutions in the state are represented. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered and the convenience of banking facilities. The Bank believes it has competed effectively in its market.

Interstate Banking
In 1986, South Carolina adopted legislation which permits banks and bank holding companies in certain southern states to acquire banks in South Carolina to the extent that such other states have reciprocal legislation applicable to South Carolina banks and bank holding companies. The legislation resulted in a number of the Bank's competitor banks being purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses and individuals. The Bank believes it has competed effectively in this market segment by offering quality, personalized service. It is management's intention to remain a locally-based, independent, South Carolina Bank.

Customers
The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within its service area. The Bank is not dependent upon a single or a very few customers, the loss of which would have a material adverse effect on the Bank. No customer accounts for more than 5% of the Bank's total deposits at any time. Management does not believe that the Bank's loan portfolio is dependent on a single customer or group of customers concentrated in a particular industry whose loss or insolvency would have a material adverse effect on the Bank.

Growth
In July 1995, the Bank added a new branch in North Anderson, South Carolina. The Bank is leasing the premises. The North Anderson branch had deposits of $3.7 million at December 31, 1995. In October, the Bank relocated their 12 year-old office on Howell Road in Greenville to East North Street with very favorable customer response to date. In November 1995, the Bank successfully bid on three First Union National Bank offices in Gaffney, Blacksburg and Ninety-Six. The Bank expects the transaction to be completed during the second quarter of 1996, adding approximately $60 million in deposits to the Bank. Management continually reviews opportunities to expand in the upstate South Carolina market that it believes to be in the best interest of the Bank and its customers.

Systems
In September 1995, the Bank successfully completed a conversion of their data processing software. This will enable the Bank to deliver more sophisticated user friendly financial services to their customers. The Bank incurred conversion costs of approximately $1 million.

Employees
At December 31, 1995, the Bank had 207 full-time and 25 part-time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

Monetary Policy

The results of operations of Bancshares and the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Bancshares and the Bank.

Regulatory Environment

General

Bancshares and its subsidiaries are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on the business and prospects of Bancshares. The operations of Bancshares may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

Bancshares. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Bancshares is subject to regulation and supervision by the Federal Reserve. Under the BHCA, Bancshares's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA also restricts the ability of Bancshares to acquire ownership or control of more than 5% or the outstanding voting stock of banks or certain other nonbanking businesses.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. For example, under current federal law, to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized: with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Bancshares is subject to the obligations and restrictions described above. However, management currently does not expect that any of those provisions will have any material impact on its operations.

As a bank holding company registered under the South Carolina Bank Holding Company Act, Bancshares also is subject to regulation by the State Board. Bancshares must file with the State Board periodic reports with respect to its financial condition and operations, management and intercompany relationships between Bancshares and its subsidiaries.

The  Bank.  The  Bank  is  a  FDIC-insured,   South  Carolina-chartered  banking
corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC has broad authority to prohibit the Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. The Bank also is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws. The Bank is not a member of the Federal Reserve System.

Dividends. The holders of Bancshares common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. Bancshares is a legal entity separate and distinct from the Bank and Palmetto Capital, Inc. and depends for its revenues on the payment of dividends from the Bank. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, the Bank must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to Bancshares.

Capital Adequacy

Bancshares. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1995, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

The Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 1995, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

Insurance

As an FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the "Treasury Department").

Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "Other Safety and Soundness Regulations -- Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased the Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. Effective January 1, 1996, the insurance assessment for the Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee).

Other Safety and Soundness Regulations

Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly capitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. Bancshares and the Bank each currently meet the definition of well capitalized.

Brokered Deposits. Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, "well capitalized" insured depository institutions may accept brokered deposits without restriction, "adequately capitalized" insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while "undercapitalized" insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA (as described in the previous paragraph). Bancshares does not believe that these regulations will have a material adverse effect on its current operations.

Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC final regulations implementing those provisions, among other things, require that management report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC approved audit procedures.

Community Reinvestment Act

The Bank is subject to the requirements of the CRA. The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received an "outstanding" rating in its most recent evaluation.

As a result of a Presidential initiative, each of the federal banking agencies has issued a notice of proposed rulemaking that would replace the current CRA assessment system with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under the proposal, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments to low-income and moderate-income areas (the investment test). Under the lending test, as proposed, an institution would be evaluated on the basis of its market share of reportable loans in low-income and moderate-income areas in comparison to other lenders subject to CRA in its service area, and in comparison with the institution's market share of reportable loans in other service areas. An institution would be evaluated under the investment test based on the amount of investments made that have had a demonstrable impact on low-income and moderate-income areas or persons as compared to its risk-based capital. The service test would evaluate a retail institution primarily based on the percentage of its branches located in, or that are readily accessible to, low-income and moderate-income areas. Each depository institution would have to report to its federal supervisory agency and make available to the public data on the geographic distribution of its loan applications, denials, originations and purchases. Small institutions could elect to be evaluated under a streamlined method that would not require them to report this data. All institutions, however, would receive one of five ratings based on their performance: Outstanding, High Satisfactory, Low Satisfactory, Needs to Improve or Substantial Noncompliance. An institution that received a rating of Substantial Noncompliance would be subject to enforcement action. Bancshares currently is studying the proposal and determining whether the regulation, if adopted, would require changes to the Bank's CRA action plans.

Transactions Between Bancshares, Its Subsidiaries and Affiliates

Bancshares' subsidiaries are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply.
Bancshares' subsidiaries also are subject to certain lending limits and restrictions on overdrafts to such persons.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiary, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit Bancshares' ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest and operating expenses.

In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, a subsidiary may not generally require a customer to obtain other services from any other subsidiary or Bancshares, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.


Item 2.  Properties

The corporate headquarters and main office of Bancshares and the Bank are located in a facility at 101 West Main Street, Laurens, South Carolina which also contains a three lane drive-in facility. The accounting, operations, data processing, trust department, human resources, loan administration, internal audit and marketing departments are located in a facility at 301 Hillcrest Drive, Laurens, South Carolina.

The Bank has twenty-one full-service branches in the Upstate region of South Carolina in the following locations: Laurens (3), Duncan, Clinton, Greenwood
(2), Fountain Inn, Hodges, Simpsonville, Anderson (2), Greenville (4), Pendleton, Spartanburg (3) and Inman.

The Bank also has automatic teller machines at its Church Street branch in Laurens, Clinton, Fountain Inn, Simpsonville, Haywood Road (Greenville), Howell Road (Greenville), Grove Road (Greenville), Fluor Daniel office complex (Greenville), Blackstock Road (Spartanburg), Fernwood Drive (Spartanburg), Duncan, Pendleton, Anderson and North Anderson branches. In addition, the Bank owns five limited service branches in various retirement centers located in the Upstate region of South Carolina.

The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $7,200 to $100,200:

East North Street, Haywood Road, East North Street at Howell Road offices - Greenville

Spartan Centre, Blackstock Road, Fernwood Road offices - Spartanburg

Montague Street, South Main Street offices - Greenwood

North Main office - North Anderson

Offices range in size from branch locations of approximately 600 to 900 square feet, to the headquarters location of approximately 8,000 square feet. The Laurens Center (operations center) is 55,000 square feet. All facilities are protected by alarm and security systems which meet or exceed regulatory standards. Each facility is in good condition and capable of handling increased volume.

The Laurens Center is currently undergoing additional renovations with estimated costs of approximately $500,000.

All of the locations are considered suitable and adequate for their intended purposes.


Item 3.  Legal Proceedings

Although the Company is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Company or any subsidiary is a party, or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

Common Stock Data

       Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and divided information for the last two fiscal years. Bancshares' common stock is not traded on any established public trading market. Bancshares' acts as its own transfer agent, and the information concerning sales prices set forth below is derived from Bancshares' stock transfer records. As of March 1, 1996, Bancshares' had 519 shareholders. As of February 29, 1996, the most recent date on which shares of Bancshares' common stock were sold, the sales price of Bancshares' common stock was $40.00 per share.

                                             Sales Prices By Quarter

                                              High               Low
Fiscal Year 1995

First Quarter                               $38.00              $32.00

Second Quarter                                     - no trades -

Third Quarter                               $40.00              $39.00

Fourth Quarter                              $40.00              $39.00

Fiscal Year 1994

First Quarter                               $31.00              $31.00

Second Quarter                              $32.00              $32.00

Third Quarter                               $32.00              $32.00

Fourth Quarter                              $35.00              $32.00

                            Dividends Paid Per Share
Fiscal Year 1995                                         Fiscal Year 1994

March 30                 $.15                            March 31          $.13
June 30                  $.15                            June 30           $.13
September 30             $.15                            September 30      $.13
December 29              $.20                            December 28       $.14

Bancshares expects that cash dividends will continue to be paid in the future.

The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. Restrictions on the amount of dividends available for payment to Bancshares are established by state regulatory authorities for primary capital to assets ratios. The South Carolina Board of Financial Institutions guideline suggests a ratio of at least seven percent (7%). As of December 31, 1995, the Bank's primary capital to asset ratio was 8.33%. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations.

As of December 31, 1995, approximately $3,644,000 was available for payment of dividends by the Bank. Prior approval of the Office of Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank.

Item 6.  Selected Financial Data

                                (Dollars in thousands, except per share data)

                                                                                 Years ended December 31,

                                                  1995            1994                 1994               1992                1991
                                                  ----            ----                 ----               ----                ----
For the Year

Total interest income                    $       26,268            21,293              19,532             19,842              21,736
Total interest expense                           10,842             7,208               6,666              8,025              11,296
Net interest income                              15,426            14,085              12,866             11,817              10,440
Provision for loan losses                         1,140               819               1,172              1,543               2,093
Total non-interest income                         4,463             4,029               3,905              3,483               2,931
Total non-interest expense                       13,900            13,625              12,179             10,900               9,272
Net income                                        3,602             2,760               2,532              2,129               1,546



Per Common Share(1)

Net income before cumulative
    effect of change in
    accounting method                              3.59              2.76                2.57               2.12                1.54
Cumulative effect of change
    in accounting for income taxes                   -                 -                 0.05                 -                   -
Net income                                         3.59              2.76                2.52               2.12                1.54

Cash dividends declared                             .65               .53                 .48                .45                 .40
Book value at year end                            27.81             24.21               22.15              19.89               18.04
Average common shares
    outstanding                               1,003,440         1,000,230           1,006,479          1,006,494           1,006,136



At Year End

Total assets                                    376,241           312,143             286,267            262,750             247,335
Investment securities                            83,404            63,909              65,887             59,478              59,265
Loans                                           255,187           215,408             191,491            171,964             167,103
Total deposits                                  329,659           274,527             249,976            226,883             211,592
Total shareholders' equity (2)                   27,909            24,213              22,287             20,047              18,149
Total shareholders' equity                       25,138            24,213              22,287             20,047              18,149

Common shares outstanding                     1,004,980         1,004,484           1,003,884          1,007,784           1,006,184

Full-time equivalent employees                      219               210                 205                184                 178



Average Balances

Assets                                          342,374           304,883             270,401            260,638             247,700
Investment securities                            73,395            67,364              61,063             58,389              49,620
Loans     230,908                               204,959           180,880             168,265            166,328
Deposits                                        329,777           264,785             239,237            223,215             211,868
Total shareholders' equity                       26,142            22,868              21,208             19,304              17,608



Key ratios (1)

Return on average assets                          1.05%            0.91%               0.91%              0.82%               0.63%
Return on average equity                         13.78%           12.07%              11.94%             11.03%               8.78%
Primary capital to assets at year end             8.33%            8.64%               8.38%              8.35%               7.95%
Net interest margin                               4.99%            5.09%               5.31%              5.20%               4.79%
Allowance for loan losses to total loans          1.45%            1.40%               1.25%              1.20%               1.00%
Nonperforming assets to total assets              0.20%            0.20%               0.19%              0.50%               1.23%
Net charge-offs to average loans                  0.19%            0.10%               0.47%              0.68%               1.24%

(1) Per share data and financial ratios are calculated using balances and shares of total common stock outstanding excluding reclassification of ESOP stock for $2,770,528.

(2) Excluding reclassification of ESOP stock for $2,770,528.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The consolidated financial~statements of Palmetto Bancshares, Inc. and subsidiaries (the "Company"), represent account balances for Palmetto Bancshares, Inc., (the "Parent"), and its wholly-owned subsidiary, The Palmetto Bank, (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc.

The Company's assets grew $64.1 million, or 20.5%, total loans grew $39.8 million, or 18.5% and deposits grew $55.1 million, or 20.1% in 1995 as a result of growth in all geographic markets. Total assets grew by approximately $25.9 million, or~9.0%, total loans grew $23.9 million, or 12.5% and deposits grew $24.6 million, or 9.8% in 1994.


                              Results of Operations
               Three Years Ended December 31, 1995, 1994 and 1993

Net income for 1995 was $3.6 million, an increase of 30.5% from the $2.8~million reported in 1994. Net income in 1994 increased 9.0% from the $2.5~million reported in 1993. Net income per share was $3.59 in 1995, $2.76 in 1994, compared with $2.52 in 1993. Return on average assets was 1.05% in 1995, compared with .91% in 1994 and 1993.

Net Interest Income

The   Company's   earnings   are   dependent  to  a  large  degree  on  its  net
interest income, defined as the difference between gross interest and fees on earning assets (primarily loans and investment securities), and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, securities, deposits and borrowed funds.

In 1995, net interest income was $15.4 million which represented a 9.5% increase over the $14.1 million earned in 1994. In 1994, net interest income increased $1.2 million or 9.5%, over the $12.9 million earned in 1993.

During 1995, the average yield on all interest-earning assets was 8.48% up from 7.93%, for both 1994 and 1993. The Bank's average effective rate paid on all interest-bearing liabilities increased in 1995 to 4.07%, from 2.57% in 1994 and 2.61% in 1993. The Bank's net yield on interest-earning assets was 4.99%, 5.33% and 5.31% in 1995, 1994 and 1993, respectively.

Interest and fees on loans increased $4.0 million from 1994 to 1995, and increased $1.8 million from 1993 to 1994. Interest on investment securities increased $759,000, or 20.5%, from 1994 to 1995 due primarily to a $26.0 million increase in the investment securities portfolio balance. This compares to an increase of $91,000, or 2.5%, from 1993 to 1994, due to higher average balances in 1994 compared to 1993, offset by lower yields. Interest income of federal funds sold increased $183,000, or 93%, from 1994 to 1995 due to both higher average balances invested and higher yields earned. This compares to a decrease of $178,000, or 48%, from 1993 to 1994 due to lower average balances.

Total interest expense increased 50% or $3.6 million from 1994 to 1995 and 18% or $542,000 from 1993 to 1994. Due to a 20% increase in deposits and a 33% increase in average rate paid, interest expense on deposits increased $3.2 million or 48% from 1994 to 1995. Interest expense on deposits increased
$375,000 or 5.9% from 1993 to 1994 due to a 10% growth in deposits offset by decline in interest rates paid. The average rate paid on deposits was 3.39%, 2.55% and 2.67% in 1995, 1994 and 1993, respectively. Interest on securities sold under agreements to repurchase increased $256,800, or 105% from 1994 to 1995 due to an increase in the average rate paid from 2.58% to 4.31%. This compares to an increase of $85,000, or 54%, from 1993 to 1994, due to an increase in the average rate paid from 1.55% to 2.58%. Interest on commercial paper increased $169,000, or 98%, from 1994 to 1995 due to higher average balances and an increase in the average rate paid from 2.72% to 4.28%. This compares to an increase of $94,000, or 1.22%, from 1993 to 1994, due to higher rates paid and higher average balances.

The Company's rate sensitive assets are those paying interest at variable rates and those maturing within one year. Rate sensitive assets thus include both loans and investment securities. Rate sensitive liabilities include insured money market accounts, savings accounts, interest bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities.

At December 31, 1995, approximately 27% of the Company's earning assets could be repriced within one year compared to approximately 95% of its interest bearing liabilities. This compares to 28% and 71% in 1994 and 33% and 97% in 1993.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by inflation and changing prices. Management will continue to monitor its asset sensitive position in times of lower interest rates which might adversely effect its net interest margin.

Provision For Loan Losses

The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Bank is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of potential losses.

At December 31, 1995, impaired and non-performing loans were $743,000, or 0.31% of total loans. Non-performing loans for 1994 and 1993 were $636,000, or 0.30%, and $500,000, or 0.29%, respectively. The provision for loan losses was $1,140,000, $819,000 and $1,172,000, respectively, for the years ended December 31, 1995, 1994, and 1993. The provision in 1995 reflects replenishing the allowance for loan losses for net chargeoffs of $457,000, plus raising the level of the allowance in response to a 18% increase in total loans outstanding. The allowance for loan losses totaled $3.7 million, $3.0 million and $2.4 million at December 31, 1995, 1994 and 1993, respectively. Management increased the level of the allowance for loan losses to total loans outstanding to 1.45% as of December 31, 1995. This compares to 1.40% and 1.25% as of December 31, 1994 and 1993, respectively. Net charge-offs to average loans are 0.20% for 1995 as compared to 0.10% for 1994 and 0.47% for 1993.

Non-Interest Income

Non-interest  income  for  1995  increased  by  $433,000  or  10.8%  over  1994, as compared to an increase in 1994 of $124,000 or 3.18% over 1993. These increases generally resulted from increased service charges on deposit accounts as a result of increases in the volume of deposit relationships. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities insure that the Company realizes the maximum contribution to profits from this area.

Fees for trust services continued to increase in 1995 to $773,000 from $670,000 in 1994 and $621,000 in 1993 as a result of increased activity.

There were $93,000 and $13,000 of losses from sales of investment securities realized during 1995 and 1994, respectively. These securities were sold in response to rising interest rates and declining market value. In June 1993, management responded to the anticipated increased loan demand and interest rate changes by selling $5 million of U.S. Treasury securities from the investment securities portfolio prior to the adoption of SFAS No. 115. This sale resulted in an investment securities gain of $149,000. The remaining 1993 investment securities gains of $15,000 resulted in various bonds being called at gains.

Non-Interest Expenses

Non-interest expenses totaled $13.9 million in 1995 as compared to $13.6 million in 1994 and $12.2 in 1993. This represented a 2% increase from 1994 to 1995, and a 12% increase from 1993 to 1994. The overall increases during 1994 and 1995 were due to growth in all geographic markets and expenses directly related to the opening of additional branches and a new operations center. Salaries and other personnel expense, which comprised 53% of total other operating expenses for 1995, was up $58,000 or 1% over 1994. During 1994 and 1993, salaries and other personnel expenses accounted for 54% and 55%, of total other operating expenses, respectively.

Combined net occupancy and furniture and equipment expenses increased $148,000, or 6.8% from 1994 to 1995, as compared to an increase of $328,000, or 18%, in 1994. These increases were due primarily to the support of the growth in retail operations and the opening of the new corporate center.

Income Taxes

Income tax expense totaled $1.2 million in 1995 as compared to $910,000 in 1994 and $833,000 in 1993. In addition to the expense for 1993, $56,000 was recorded as the result of the adoption of Financial Accounting Standards Board SFAS No.
109. The changes in income tax expense for all three years was due to changes in taxable income for each respective year.

Liquidity

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. The Company's long-term debt to equity ratio was .0%,
 .73% and 2.15% at December 31, 1995, 1994 and 1993, respectively.

As of December 31, 1995, the Company had no outstanding debt. In June 1995 the Company paid the remaining outstanding balance of the note with Trust Company Bank.

In December 1993 the final payment of $200,000 was paid on the debt of the Employee Stock Ownership Trust. In addition, during 1991 the Company began selling commercial paper as a alternative investment tool for its commercial customers. The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 1995, the Company had $6.2 million in commercial paper with a weighted average rate of 3.30%, as compared to $6.9 million in 1994 with a weighted average of 3.10% and $5.2 million in 1993 with a weighted average rate of 1.32%.

The Company's liquidity needs are met through the payment of dividends from the Bank. At December 31, 1995 the Bank had available retained earnings of $3.6 million for payment of dividends.

The Bank's liquidity is provided by its ability to attract deposits, the maturity of its loan portfolio, the flexibility of its investment securities, lines of credit from correspondent banks, and current earnings. Sufficient liquidity must be available to meet continuing loan demand and deposit withdrawal requirements. Competition for deposits is intense in the markets served by the Bank. However, the Bank has been able to attract deposits as needed through pricing adjustments and expansion of its geographic market area. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. The investment securities portfolio is a source of liquidity through scheduled maturities and sales of securities. Approximately 65% of the securities portfolio was pledged to secure liabilities as of December 31, 1995, as compared to 64% at December 31, 1994. Management believes that its sources of liquidity are adequate to meet operational needs. Additional sources of short-term liquidity are existing lines of credit from correspondent banks totaling $9 million, all of which are available. Loan demand has been constant and loan origination's can be controlled through pricing decisions.

In November 1995, the FASB issued a guide to implementation of SFAS No. 115 on accounting for certain investments in debt and equity securities which allows for the one time transfer of certain investments classified as held for investment to available for sale. The Company transferred investment securities with an amortized cost of $29,106,899 and a related unrealized gain of $69,363 in the fourth quarter of 1995. This transfer will enable the Company to better position its balance sheet for asset/liability management.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Virtually all of the assets and liabilities of the Bank are monetary in nature and, as a result, its operations can be significantly affected by interest rate fluctuations as discussed above. Therefore, inflation will affect the Bank only to the extent that interest rates change and according to the Bank's sensitivity to such changes. The Company attempts to manage the effects of inflation through its asset/liability management as described above in "Net Interest Income."

                        Accounting and Reporting Changes

In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and subsequently amended by SFAS No. 118, which became effective for the Company beginning January 1, 1995. This statement requires the Company to consider a loan to be impaired if the Company believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company is required to record a loan valuation allowance equal to the difference between the present value of the estimated future cash flows discounted at the loan's effective rate and the loan's carrying value. The adoption of the Statements required no increase to the allowance for loan losses and had no impact on net income in 1995.

SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, was issued in late 1994 and is effective for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, this statement is effective for fiscal years ending after December 15, 1995. SFAS No. 119 requires disclosure about amounts, nature and terms of derivative financial instruments. It also requires that a distinction be made between financial instruments held or issued for trading purposes or issued for purposes other than trading. The adoption of this statement did not have an impact on the Company as it does not own any derivatives at this time.

In March, 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. This statement is not anticipated to have a material effect on the Company.

In May, 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. Currently, the Company is pre-selling all mortgages and, based upon the Company's present mortgage lending operation, does not anticipate that this statement will have a material adverse effect on the Company.

In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. This statement is not expected to have a material effect on the Company.

                                     Table 1
                     Distribution of Assets and Liabilities
                             (Dollars in Thousands)


                                                                                    Years Ended December 31,
                                                          1995       1995      1994      1994      1993      1993      1992     1992
                                                     -------------------------------------------------------------------------------
                                                     Average     % of     Average    % of     Average    % of     Average      % of
                                                     -------------------------------------------------------------------------------
ASSETS                                               Balance     Total    Balance    Total    Balance    Total    Balance      Total
                                                     -------     -----    -------    -----    -------    -----    -------      -----

Cash and due from banks                        $      21,724      6.35%     16,629    5.45%    14,996     5.39%     13,175     5.05%
Federal funds sold                                     3,684      1.08       5,016    1.65     12,709     4.56      12,670     4.86
Taxable investment securities                         47,618     13.91      44,500   14.60     40,018    14.37      38,353    14.72
Non-taxable investment securities                     25,777      7.53      22,864    7.50     21,046     7.56      20,036     7.69
Loans, net of unearned discount                      230,908     67.44     204,959   67.26    180,880    64.97     168,265    64.56
    Less: allowance for loan losses                   (3,247)    (0.95)     (2,766)  (0.91)    (2,125)   (0.76)     (1,816)   (0.70)
                                                 ----------- ---------   --------- -------  ---------  -------  ---------- --------

       Net loans                                     227,661     66.50     202,193   66.35    178,755    64.21     166,449    63.86

Premises and equipment, net                           10,275      3.00       9,011    2.96      6,080     2.18       5,043     1.93
Goodwill                                               1,102      0.32       1,164    0.38      1,225     0.44       1,286     0.49
Other assets                                           4,533      1.27       3,506    1.15      3,572     1.28       3,626     1.39
                                                 ----------- ---------   --------- -------  ---------  -------  ---------- --------

       Total assets                            $     342,374    100.00%    304,883  100.00    278,401   100.00%    260,638   100.00%
                                                 =========== =========   ========= =======  =========  =======  ========== ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
    Non-interest-bearing deposits                     46,731     13.65%     42,080   13.80%    34,594    12.43%     30,174    11.58%
    Interest-bearing demand                           97,804     28.57     100,708   33.03     87,298    31.36      82,289    31.57
    Savings                                           21,518      6.28      23,305    7.64     23,156     8.32      28,649    10.99
    Time                                             128,555     37.55      98,692   32.37     94,189    33.83      82,103    31.50
                                                 ----------- ---------   --------- -------  ---------  -------  ---------- --------


       Total deposits                                294,608     86.05     264,785   86.85    239,237    85.93     223,215    85.64

Federal funds purchased and securities sold
   under agreements to repurchase                     12,020      3.51       8,964    2.94     10,239     3.68       9,075     3.48
Commercial paper                                       8,017      2.34       6,312    2.07      5,424     1.95       6,176     2.37
Debt of the Employee Stock Ownership Plan                 -       -             -     -           200     0.07         400     0.15
Note payable to a bank                                   107      0.03         630    0.21        933     0.34       1,235     0.47
Other liabilities                                      1,480      0.43       1,324    0.43      1,160     0.42       1,233     0.47
                                                 ----------- ---------   --------- -------  ---------  -------  ---------- --------

       Total liabilities                             316,232     92.36     282,015   92.50    257,193    92.38     241,334    92.59

Shareholders equity:
    Common stock - $5.00 par value                     5,054      1.48       5,001    1.64      5,042     1.81       5,039     1.93
    Surplus                                           10,442      3.05      10,425    3.42      5,992     2.15       5,407     2.07
    Retained earnings                                 10,615      3.10       7,724    2.53     10,430     3.75       9,258     3.55
    Less debt in connection with funds used to
       acquire company shares by Employee Stock
       Ownership Plan                                     -       0.00          -     -          (200)   (0.07)       (400)   (0.15)
    Less treasury stock                                 (239)    (0.07)       (282)  (0.09)       (56)   (0.02)         -      -
    Unrealized gain (loss)  on investment                270      0.08          -     0.00         -      0.00          -      0.00
       securities                                ----------- ---------   --------- -------  ---------  -------  ---------- --------

       Total shareholders' equity                     26,142      7.64      22,868    7.50     21,208     7.62      19,304     7.41
                                                 ----------- ---------   --------- -------  ---------  -------  ---------- --------

       Total liabilities and shareholders'     $     342,374    100.00%    304,883  100.00%   278,401   100.00%    260,638   100.00%
          equity                                 =========== =========   ========= =======  =========  =======  ========== ========



INVESTMENT PORTFOLIO

The following table shows, as of December 31, 1995, 1994 and 1993, the book value and market values of investments in obligations of (i) the U.S. Government and its agencies, (ii) states, counties, and municipalities, and (iii) mortgage-backed securities.
                                     TABLE 2
                              Investment Portfolio
                             (Dollars in Thousands)

INVESTMENTS HELD TO MATURITY

                                      1995                   1994                        1993
                                    Carrying    Market   Carrying       Market       Carrying     Market
                                      Value      Value     Value         Value         Value       Value
U.S. Treasury and U.S.
     Government agencies          $   15,033     15,176     30,537       29,908       32,548       33,162
State and municipals                  22,593     23,183     24,168       23,999       21,170       22,571
Mortgage-backed securities             6,163      6,190         -            -            -            -

         Total                    $   43,789     44,549     54,705       53,907       53,718       55,733


INVESTMENTS AVAILABLE FOR SALE

                                      1995                 1994                        1993
                                    Carrying    Market   Carrying       Market       Carrying     Market
                                      Value      Value     Value         Value         Value       Value
U.S. Treasury and U.S.
     Government agencies          $   29,996     30,686      9,467        9,204       11,988       12,169
State and municipals                   8,584      8,929         -            -            -            -

         Total                    $   38,580     39,615      9,467        9,204       11,988       12,169

The following table indicates the maturities and respective yields by investment category as of December 31, 1995. Yields on tax exempt securities are stated on a tax equivalent basis using a federal tax rate of 34%.

                                     TABLE 3
                     Investment Portfolio Maturity Schedule
                             (Dollars in Thousands)
                                December 31, 1995

INVESTMENTS HELD TO MATURITY

                                                    Due After               Due After
                                Due                 One Year               Five Years
                              Within                 Through                 Through             Due After
                             One Year     Yield    Five Years     Yield     Ten Years   Yield    Ten Years   Yield
U.S. Treasury and
     U.S. Government
     agencies              $      -          -        12,547     6.46%       8,650      7.23%         -         -
State and municipals              -          -            -         -       16,593      8.18       5,999     8,06

         Total             $      -          -        12,547     6.46%      25,243      7.85%      5,999     8.06%



INVESTMENTS AVAILABLE FOR SALE

                                                    Due After               Due After
                                Due                 One Year               Five Years
                              Within                 Through                 Through             Due After
                             One Year     Yield    Five Years     Yield     Ten Years   Yield    Ten Years   Yield

U.S. Treasury and U.S.
     Government agencies   $   6,358       6.99%      24,328      6.51%          -         -           -        -
State and municipals           1,167      12.07        7,762      9.31           -         -           -        -

         Total             $   7,525       7.78%      32,090      7.19%          -         -           -        -


LOAN PORTFOLIO

Management of the Company believes that the loan portfolio is adequately diversified. The table below summarizes loans by classification for the five year period ended December 31, 1995.

                                     TABLE 4
                           Loan Portfolio Composition
                             (Dollars in Thousands)

                                                                          December 31,
                                                    1995        1994          1993          1992        1991
Commercial, financial and
     agricultural                              $    45,377       32,672       31,107       26,486       32,643
Real estate-construction                             5,453        1,941        1,156          732          889
Real-estate-mortgage                               149,017      134,789      121,884      113,442      101,488
Installment loans to individuals                    55,340       46,006       37,344       31,304       32,083

         Total                                 $   255,187      215,408      191,491      171,964      167,103

Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1995, total loans, net of unearned discounts, were 74.9% of total earning assets. Loans secured by real estate accounted for 60.5% of total loans as of December 31, 1995. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

The table below shows the amounts of loans at December 31, 1995, except for real estate mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated.

                                     TABLE 5
                       Maturities and Sensitivity of Loans
                          to Changes in Interest Rates
                             (Dollars in Thousands)

                                                                  After 1 Year
                                                       1 Year        Through      After 5
                                                       or Less     Five Years      Years       Total

Commercial, financial and agricultural             $    24,311       17,033        4,033       45,377
Real estate-construction                                 3,697        1,548          208        5,453

     Total                                         $    28,008       18,581        4,241       50,830



The amounts of the preceding loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:
                                                 December 31, 1995

Predetermined interest rate                            $   22,822
Floating or adjustable interest rate                         -

         Total                                         $   22,822


Thirty-two percent of total loans are repricable within one year.

Non-accrual loans are those loans which management, through its continuing evaluation of loans, has determined offer a more than normal risk of collectability of future interest. Interest income on non-accrual loans is recognized only as received. Interest on past due loans continues to accrue until such time that the loans are either charged-off or placed in non-accrual status. The non-accrual loan policy provides that it is the responsibility of the chief credit officer to administer the placing of loans on non-accrual status. Loans which become ninety days past due will be placed on non-accrual. Loans on which bankruptcy notices are received will also be placed on non-accrual. In addition, other loans on which repayment appears doubtful may be placed on non-accrual at the discretion of the chief credit officer.

The following table sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1991 through December 31, 1995. In addition to the non-performing loans disclosed below, the Company had $743,050 in impaired loans at December 31, 1995. During 1995, the average recorded investment in impaired loans was approximately $545,357. Included in the allowance for loan losses at December 31, 1995 is approximately $97,000 related to these impaired loans.

                                     TABLE 6
                               Nonperforming Loans
                             (Dollars in Thousands)

                                                                     90 Days                                   Foregone
                                                                     or More                                   Interest
                                                                    Past Due                  Percentage        Income
                                                                   and not on      Total        90 Days          From
                                                          Non-        Non-         Loans        or More          Non-
                                                         Accrual     Accrual    Outstanding    Past Due         Accrual

December 31, 1995:
    Commercial, financial and agricultural          $       146         -          45,377         0.32%            20
    Real estate - construction                               -          -           5,453         0.00             -
    Real estate - mortgage                                  241         -         149,017         0.16             11
    Installment loans to individuals                        409          3         55,340         0.74             35

        Total                                       $       796          3        255,187         0.31%            66

December 31, 1994:
    Commercial, financial and agricultural                  295         -          32,672         0.90             14
    Real estate - construction                               -          -           1,941         0.00             -
    Real estate - mortgage                                   -          -         134,789         0.00              9
    Installment loans to individuals                        341         18         46,006         0.78             27

        Total                                       $       636         18        215,408         0.30%            50

December 31, 1993:
    Commercial, financial and agricultural                   44         -          31,107         0.14              3
    Real estate - construction                               -          -           1,156         0.00             -
    Real estate - mortgage                                  204         -         121,884         0.17             16
    Installment loans to individuals                        306         -          37,344         0.82             24

        Total                                       $       554         -         191,491         0.29%            43

December 31, 1992:
    Commercial, financial and agricultural                  748         -          26,486         2.82             33
    Real estate - construction                               -          -             732         0.00             -
    Real estate - mortgage                                   -          -         113,442         0.00             -
    Installment loans to individuals                        573         -          31,304         1.83             25

        Total                                       $     1,321         -         171,964         0.77%            58

December 31, 1991:
    Commercial, financial and agricultural                1,093         -          32,643         3.35            120
    Real estate - construction                               -          -             889         0.00             -
    Real estate - mortgage                                  324         -         101,488         0.32             36
    Installment loans to individuals                      1,616         -          32,083         5.04            178

        Total                                       $     3,033         -         167,103         1.82%           334


                                     TABLE 7
                  Summary of Loan Loss and Recovery Experience
                             (Dollars in Thousands)

The allowance for loan losses is based on an in-depth analysis of the loan portfolio. Specifically, included in that analysis are the following types of loans: loans determined to be of a material amount, loans commented on by regulatory authorities, loans which are past due more than 60 days and loans which are in a non-accrual status. In addition, based on past experience, an unallocated portion of the reserve is established which does not relate to any specific loan or category of loans. Based on the above analysis, management makes a provision for possible loan losses which will bring the allowance for loan losses to an adequate level.

The following table summarizes the activity in the allowance for loan losses for the years indicated:

                                                          1995          1994          1993          1992          1991

Average loans, net of unearned discount             $    227,661        204,959       180,880       168,265     166,328

Allowance for loan losses:
    Beginning balance                               $      3,016          2,394         2,064         1,671       1,640
    Additional allowance of acquired bank                     -              -             -             -           -
    Add provision for loan losses                          1,140            819         1,172         1,543       2,093

Loan charge-offs:
    Commercial, financial and agricultural                   262            100           521           663       1,298
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    14             -             -             -           -
    Installment loans to individuals                         337            357           469           679         855
Total loan charge-offs                                       613            457           990         1,342       2,153

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                    60            123            42           102          44
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    33             -             -             -           -
    Installment loans to individuals                          64            137           106            90          47
Total recoveries of loans previously charged off             157            260           148           192          91

        Net charge-offs                                      456            197           842         1,150       2,062

Ending balance                                      $      3,700          3,016         2,394         2,064       1,671

Net charge-offs to average loans, net                       0.20%          0.10%        0.47%          0.68%       1.24%
Allowance for loan losses to average
    loans, net                                              1.63           1.47         1.32           1.23        1.00
Allowance for loan losses to total loans at
    period-end                                              1.45           1.40         1.25           1.20        1.00

Losses and recoveries are charged or credited to the allowance at the time realized.

The following table summarizes the allocation of the allowance for loan losses at December 31:

                            1995                1994                1993                1992                1991
                                % of                 % of                 % of                % of                % of
                        Total   Total     Total      Total     Total      Total     Total     Total     Total     Total
Balance applicable to:
    Commercial,
       financial and
       agricultural$    658     17.78%       457     15.15%       190      7.94%   1,020      49.42%     357    21.36%
    Real estate -
       construction      79      2.14         27      0.90         -       -          -        -           2     0.12
    Real estate -
       mortgage       2,161     58.40      1,887     62.60        882     36.84       -        -         963    57.63
    Installment loans
       to individuals   802     21.68        644     21.35      1,322     55.22    1,044      50.58      349    20.89

          Total    $  3,700    100.00%     3,016    100.00%     2,394    100.00%   2,064     100.00%   1,671   100.00%


DEPOSITS

The following table presents average balances and average rates paid by category of deposit for the years ended December 31, 1995, 1994 and 1993:

                                     TABLE 8
                                    Deposits
                             (Dollars in Thousands)

                                     1995                              1994                            1993
                                              Average                           Average                        Average
                        Average    Interest    Rate     Average     Interest     Rate      Average  Interest    Rate
                        Balance     Expense    Paid     Balance      Expense     Paid      Balance   Expense    Paid
Non-interest bearing
    demand             $ 46,731         -         -     $ 42,080       -           -      $ 34,594       -       -
Interest-bearing
    demand              100,236     2,480      2.47%     100,708      2,519      2.51%      87,298    2,108      2.41%
Savings                  21,518     1,125      5.23       23,305        598      2.57%      23,156      675      2.92%
Time                    128,555     6,382      4.96       98,692      3,634      3.68%      94,189    3,593      3.81%

    Total deposits  $   297,040     9,987      3.36%  $  264,785      6,751      2.55%   $ 239,237    6,376      2.67%


The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100,000 as of December 31, 1995, 1994 and 1993.

                                          1995          1994           1993
Maturities:
     3 months or less                   $17,598        3,609           2,993
     3 through 6 months                  11,722       10,828          10,466
     6 through 12 months                  6,512        6,608           8,913
     Over 12 months                       3,798        2,526           1,401

                                        $39,630       23,571          23,773


The company has no foreign deposits.

RETURN ON EQUITY AND ASSETS


The table below illustrates the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends declared divided by net income), and average equity to average assets ratio (average equity divided by average total assets) for the years indicated:

                                     TABLE 9
                           Return on Equity and Assets
                  (Dollars in thousands, except per share data)

                                                               Years Ended December 31,
                                                       1995              1994              1993

Net income                                       $      3,602     $      2,760      $      2,532

Average shareholders' equity                     $     26,142     $     22,868      $     21,208

Average total assets                             $    342,374     $    304,883      $    278,401

Dividends declared                               $        652     $        530      $        483

Dividends per share*                             $       0.65     $       0.53      $       0.48

Net income per share*                            $       3.59     $       2.76      $       2.52

Return on average assets                                 1.05%            0.91%             0.91%

Return on average equity                                13.78%           12.07%            11.94%

Dividend payout ratio                                   18.10%           19.20%            19.08%

Average equity to average asset ratio                    7.64%            7.50%             7.84%


* Based on 1,003,440, 1,000,230 and 1,006,479 weighted average shares for 1995, 1994 and 1993, respectively.

SHORT - TERM BORROWINGS

The following table sets forth certain information regarding short term borrowings at December 31:

                                    TABLE 10
                              Short-Term Borrowings
                             (Dollars in thousands)

                                                                         1995               1994             1993

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Amount outstanding at year-end                                   $    7,546            5,252             7,021
     Average amount outstanding during year                               10,228            8,596            10,239
     Maximum amount outstanding at any month end                          11,680            9,551            13,940
     Weighted average rate paid at year end                                 3.05%            2.85%             1.38%
     Weighted average rate paid during the year                             4.31%            2.58%             1.55%

FEDERAL FUNDS PURCHASED

     Amount outstanding at year end                                   $    2,900               -                 -
     Average amount outstanding during year                                2,380              369                 4
     Maximum amount outstanding at any month end                           3,000               -                 -
     Weighted average rate at year end                                      5.50%              -                 -
     Weighted average rate paid during the year                             5.68%            5.33%             3.06%

COMMERCIAL PAPER

     Amount outstanding at year end                                   $    6,187            6,914             5,191
     Average amount outstanding during year                                8,017            6,312             5,424
     Maximum amount outstanding at any month end                           9,370            7,601             5,623
     Weighted average rate paid at year end                                 3.30%            3.10%             1.32%
     Weighted average rate paid during the year                             4.28%            2.72%             1.43%

RATE / VOLUME ANALYSIS

The following table includes, for the years ended December 31, 1995, 1994 and 1993 interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

                                                             TABLE 11
                                                       Rate Volume Analysis


                                                                                1995
                                             Average            Income/                        Volume          Rate
       Assets                               Balances            Expense         Yield          Change         Change
Cash and due from banks                $     21,723,557
Federal funds sold                            3,683,473          379,846       10.31%          (94,788)         278,062
Taxable investment securities                47,617,846        3,123,646        6.56            37,873          743,900
Non-taxable investment securities            25,777,154        2,032,442        7.88           264,319         (299,410)
Loans, net of unearned discount             230,907,962       21,423,236        9.28         2,508,177        1,525,505
     Less: allowance for loan losses         (3,246,805)

              Net loans                     227,661,157
Premises an equipment, net                   10,275,067
Goodwill                        1,102,233
Other assets                                  4,533,021
                                         --------------

              Total assets             $    342,373,508
                                         ==============

Liabilities and Shareholders' Equity

Liabilities:
     Deposits:
         Non-interest bearing demand   $     46,730,731               -           -                 -                -
         Interest-bearing demand             97,803,638        2,479,455        2.54%          (11,757)         (27,687)
         Savings                             21,518,313        1,125,420        5.23           (69,633)         597,153
         Time                               128,554,854        6,382,228        4.96          1,291,091       1,457,229

              Total deposits                294,607,536        9,987,103        3.39           953,413        2,282,982

     Federal funds purchased and securities
         old under agreement to repurchase   12,019,526          500,860        4.17            30,627          226,176
     Commercial paper                         8,017,222          340,712        4.25            54,700          114,077
     Debt of the Employee Stock
         Ownership Plan                                               -
     Note payable to a bank                     107,136           13,389       12.50           (49,779)          21,977
     Other liabilities                        1,480,125
                                         --------------

              Total liabilities             316,231,545

Shareholders' equity:
     Common stock - $5.00 par value           5,054,420
     Surplus                                 10,442,083
     Retained earnings                       10,614,534
     Less debt in connection with
         Employee Stock Ownership
         Plan                          -
     Less treasury stock                       (238,727)
     Unrealized gain (loss) on investment
         securities                             269,653

              Total shareholders' equity     26,141,963

              Total liabilities and
                  shareholders' equity $    342,373,508

Average yield on all interest - earning assets                                  8.75%
Average effective rate paid on all interest-bearing liabilities                 3.44%
Net yield on interest-earning assets                                            5.23%


Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $691,030, $702,961, and $672,937 for 1995, 1994 and 1993, respectively.

The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis.


                                1994                                                          1993
     ----------------------------------------------------------   ------------------------------------------------------------
      Average       Income/                 Volume       Rate         Average      Income/                Volume       Rate
     Balances       Expense     Yield       Change      Change       Balances      Expense    Yield       Change      Change
     16,629,235                                                    14,996,307
      5,015,564      196,572     3,92%     (264,220)     85,918    12,708,712      374,874    2.95%        1,220      (48,216)
     44,500,029    2,341,872     5.26       247,250    (214,199)   40,017,677    2,308,821    5.77       105,412     (439,696)
     22,864,228    2,067,533     9.04       167,724     (79,418)   21,045,789    1,979,227    9.40        96,332      (55,412)
    204,958,651   17,389,554     8.48     2,055,905    (208,367)  180,880,379   15,542,016    8.59     1,122,953   (1,078,317)
     (2,765,847)                                                   (2,125,355)
   ------------                                                   -----------

    202,192,804                                                   178,755,024
      9,010,820                                                     6,080,154
      1,163,548                                                     1,224,862
      3,506,736                                                     3,572,873
   ------------                                                   -----------

    304,882,964                                                   278,401,398
   ============                                                   ===========





     42,079,852                                                    34,593,666
    100,708,482    2,518,900     2.50%      329,649      80,717    87,298,552    2,108,534    2.42%      133,689     (429,681)
     23,304,780      597,900     2.57         4,092     (81,119)   23,155,462      674,927    2,91      (194,936)    (328,284)
     98,691,592    3,633,909     3.68       168,757    (127,589)   94,189,274    3,592,741    3.81       528,105     (978,555)
   ------------  -----------   ------    ----------  ----------   -----------   ----------   -----    ----------   ----------

    264,784,706    6,750,709     2.55%      666,124    (291,617)  239,236,954    6,376,202    2.67%      487,920   (1,757,582)


      8,963,863      244,057     2.72       (27,254)    112,383    10,238,925      158,928    1.55        20,855      (46,272)
      6,311,701      171,935     2.72        18,430      75,945     5,424,349       77,560    1.43       (12,589)     (28,478)

             -            -                                           200,000       10,695    5.35       (10,910)        (644)
        630,209       41,191     6.54       (18,563)      6,247       932,709       53,507    5.74       (17,961)      (4,350)
      1,324,637                                                     1,160,454
   ------------                                                   -----------

    282,015,116                                                   257,193,391


      5,001,150                                                     5,041,720
     10,425,483                                                     5,992,378
      7,723,615                                                    10,430,128


             -                                                       (200,000)
       (282,400)                                                      (56,219)

             -                                                             -

     22,867,848                                                    21,208,007
   ------------                                                   -----------


    304,882,964                                                   278,401,398
   ============                                                   ===========

                                 7.93%                                                        7.93%
                                 2.57%                                                        2.61%
                                 5.33%                                                        5.31%


                                    TABLE 12
                            Interest Rate Sensitivity
                             (Dollars in Thousands)

                                                   2 Days
                                                    to 3          3-6         6-12          1-5       Over
                                        1 Day      Months       Months       Months        Years     5 Years     Total
Assets:
Federal funds sold                  $     2,097        -             -           -           -          -        2,097
Investment securities                        -        327           361       6,837      44,637     31,242      83,404
Total loans                              47,402    14,978         8,193      11,684     139,542     33,387     255,186
Non-interest earnings asset                  -         -             -           -           -          -       39,254

              Total                 $    49,499    15,305         8,554      18,521     184,179     64,629     379,941

Liabilities and Shareholders Equity

Demand deposits                          53,330        -             -           -           -          -       53,330
Interest checking                        60,932        -             -           -           -          -       60,932
Retail repurchase agreements              7,546        -             -           -           -          -        7,546
Insured money markets                    42,114        -             -           -           -          -       42,114
Savings deposits                         20,262        -             -           -           -          -       20,262
Time deposits over $100,000                  -     17,598        11,722       6,512       3,798         -       39,630
Other time deposits                          -     40,031        42,400      19,539      11,421         -      113,391
Commercial paper                          6,187        -             -           -           -          -        6,187
Federal funds purchased                   2,900        -             -           -           -          -        2,900
Non-interest bearing liabilities
     and shareholders' equity                -         -             -           -           -          -       33,649

              Total                 $   193,271    57,629        54,122      26,051      15,219         -      379,941

Interest rate sensitivity gap       $  (143,772)  (42,324)      (45,568)     (7,530)    168,960     64,629          -

Cumulative interest rate
     sensitivity gap                $  (143,772)  (186,096)    (231,664)   (239,194)    (70,234)    (5,605)         -

                                     26

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate sensitive assets and liabilities. The preceding table generally reflects that in periods of declining interest rates, rate sensitive liabilities will reprice slightly slower than rate sensitive assets, thus having a negative effect on net interest income. It must be understood, however, that such an analysis is only a snapshot picture and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates.

NON - INTEREST INCOME

Non-interest income increases have primarily resulted from increased volume and selected fee increases in deposit accounts and trust services. Service charges on deposit accounts were responsible for 56% of other operating income in 1995 and 1994 as compared to 52% in 1993. The following table sets forth the components of other operating income:

                                    TABLE 13
                               Non-Interest Income
                             (Dollars in thousands)

                                                                             Years Ended December 31,
                                                                       1995            1994            1993
Service charges on deposit accounts                             $       2,494           2,254          2,012
Fees for trust services                                                   773             670            621
Investment securities gains (losses)                                      (93)            (13)           164
Other                                                                   1,289           1,118          1,108

         Total non-interest income                              $       4,463           4,029          3,905

NON - INTEREST EXPENSES

Non-interest expense increases have primarily resulted from expenses associated with the opening of additional branches and a new operations center. This includes increased salary and other personnel expenses as a result of additional staff and annual pay increases as well as increased depreciation expenses as a result of additional buildings being purchased. Salaries and other personnel expenses account for approximately 53% of total non-interest expenses in 1995 as compared to 54% in 1994 and 1993.

The following table sets forth the components of non-interest expense:

                                    TABLE 14
                              Non-Interest Expenses
                             (Dollars in thousands)


                                                                             Years Ended December 31,
                                                                       1995            1994            1993
Salaries and other personnel expense                            $       7,399           7,340          6,687
Net occupancy expense                                                   1,219           1,126            892
Furniture and equipment expense                                         1,092           1,037            944
FDIC assessment                                                           320             584            526
Postage and supplies expense                                              702             599            521
Advertising expense                                                       570             556            515
Telephone expense                                                         407             384            334
Other expense                                                           2,191           1,999          1,760

         Total non-interest expense                             $      13,900          13,625         12,179

Item 8.  Financial Statements and Supplementary Data

The response to this item is set forth in the financial statements appended to this report. In addition, the table below sets forth selected unaudited quarterly financial information.

                                    TABLE 15
                    Selected Quarterly Financial Information
                  (Dollars in thousands, except per share data)

                                                                       1995
                                        First           Second         Third          Fourth
                                       Quarter          Quarter       Quarter         Quarter        Total
Net interest income                 $     3,633          3,725          3,874           4,194         15,426
Provision for loan losses                   195            195            300             450          1,140
Non-interest income                         987          1,067          1,123           1,285          4,462
Non-interest expense                      3,446          3,377          3,311           3,766         13,900
Income taxes                                275            305            340             326          1,246

Net income                          $       704            915          1,046             937          3,602

Earnings per share                  $      0.70           0.91           1.04            0.94           3.59

                                                                       1994
                                        First           Second         Third          Fourth
                                       Quarter          Quarter       Quarter         Quarter        Total
Net interest income                 $     3,342          3,476          3,636           3,631         14,085
Provision for loan losses                   285            270            105             159            819
Non-interest income                       1,006          1,042          1,002             979          4,029
Non-interest expense                      3,304          3,395          3,421           3,505         13,625
Income taxes                                190            213            334             173            910

Net income                          $       569            640            778             773          2,760

Earnings per share                  $      0.57           0.64           0.78            0.77           2.76


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers" on pages 2 through 5 in the definitive Proxy Statement of the Company filed in connection with its 1996 Annual Meeting of the Shareholders, which information is incorporated herein by reference.

Item 11.  Compensation of Directors and Officers

The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers", "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" on pages 6 through 13 in the definitive Proxy Statement of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management


The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 12 through 13 in the definitive Proxy statement of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on page 14 in the definitive Proxy Statement of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    The following are filed as a part of this report on Form 10-K.

              Report of Independent Certified Public Accountant

              Consolidated Statements of Financial Condition as of December 31, 1995 and 1994.

              Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

              Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 1995, 1994 and 1993.

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

              Notes to Consolidated Financial Statements.

       (2) Additional financial statement schedules furnished pursuant to the requirements of Form 10-K

              All other schedules have been omitted as the required information is either inapplicable or included in the Notes to the Consolidated Financial Statements.

       (3)    Exhibits (numbered in accordance with Item 601 of Regulation S-K):

              Exhibit No.                 Description
              3.1.1    Articles of  incorporation  filed on May 13, 1982 in the office of the Secretary of State of South Carolina:
                       Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form  S-4, Commission File
                       No.  33-19367, filed with the Securities and Exchange Commission on December 30, 1987

              3.1.2    Articles of Amendment filed on May 5, 1988 in the office of  the  Secretary  of  State  of  South  Carolina:
                       Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission
                       File No. 33-51212, filed  with the Securities and Exchange Commission on August 20, 1992

              3.1.3    Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of  South  Carolina:
                       Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, Commission
                       File No. 33-51212, filed  with the Securities and Exchange Commission on August 20, 1992

              3.1.4    Articles of Amendment  filed on April 23, 1990 in the office of the Secretary of State  of  South  Carolina:
                       Incorporated  by reference to Exhibit 4.1.4 to the Company's Registration Statement on  Form S-8, Commission
                       File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

              3.2      By-Laws: Incorporated by reference to Exhibit 3  to  the  Company's  Registration  Statement  on  Form  S-4,
                       Commission File No. 33-19367, filed with the Securities and Exchange Commission

              4.1.1    Articles of Incorporation of the Registrant:  Included in Exhibits 3.1.1 - .4

              4.2      Bylaws of the Registrant: Included in Exhibit 3.2



              4.3      Specimen  Certificate for Common  Stock:   Incorporated  by  reference  to  Exhibit  4.3  to  the  Company's
                       Registration  Statement  on  Form S-8,  Commission  File  No.   33-51212,  filed  with  the  Securities  and
                       Exchange Commission on August 20, 1992

              10.1*    Palmetto  Bancshares,  Inc. Stock Option Plan:  Incorporated  by reference to Exhibit 10(a) to the Company's
                       Registration  Statement on Form S-4,  Commission  File No. 33-19367, filed with the Securities and  Exchange
                       Commission on December 30, 1987

              10.2.1*  The Palmetto Bank Employee Stock Ownership Plan and Trust

              10.2.2*  First Amendment to The Palmetto Bank Employee Stock Ownership Plan and Trust

              10.2.3*  Second Amendment to The Palmetto Bank Employee Stock Ownership Plan and Trust

              10.2.4*  Third Amendment to The Palmetto Bank Employee Stock Ownership Plan and Trust

              10.3*    The Palmetto Bank Pension Plan and Trust Agreement

              10.4     Trust Company Bank Term Note: Incorporated by reference to Exhibit 10(c) to the Company's  Annual  Report  on
                       Form 10-K for the fiscal year ended December 31, 1994

              21.1     List of Subsidiaries of the Registrant

              23.1     Consent of KPMG Peat Marwick LLP to incorporation by reference to the  Company's  Registration  Statement  on
                       Form S-8

              27.1     Financial Data Schedule

              * Management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1995.

(c) Exhibits required to be filed with this Form 10-K by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein.

(d)    Certain additional financial statements.
       Not Applicable.

                                                                       Appendix




                          Independent Auditors' Report


The Board of Directors
Palmetto Bancshares, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 1, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993.




Greenville, South Carolina                                 KPMG Peat Marwick LLP
February 2, 1996

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994



       Assets                                                                           1995                  1994
Cash and due from banks                                                         $      22,921,841            18,377,297
Federal funds sold (note 2)                                                             2,096,752             3,218,599
Investment securities held to maturity (market values of $44,548,986
     and $53,906,564 in 1995 and 1994, respectively) (note 3)                          43,788,656            54,704,675
Investment securities available for sale (note 4)                                      39,615,105             9,204,219
Loans (notes 5 and 11)                                                                255,186,659           215,408,319
     Less allowance for loan losses (note 5)                                           (3,700,216)           (3,016,464)
                  Loans, net                                                          251,486,443           212,391,855

Premises and equipment, net (notes 6 and 12)                                           10,709,912             9,599,864
Goodwill                                                                                1,071,575             1,132,890
Other assets                                                                            4,550,456             3,513,164

                  Total assets                                                  $     376,240,740           312,142,563
         Liabilities and Shareholders' Equity

Liabilities:
     Deposits (note 7) :
         Non-interest-bearing                                                          53,330,131            46,307,878
         Interest-bearing                                                             276,329,352           228,218,905
                  Total deposits                                                      329,659,483           274,526,783

     Securities sold under agreements to repurchase (note 8)                            7,545,710             5,251,901
     Commercial paper (note 8)                                                          6,186,855             6,914,000
     Federal funds purchased (note 8)                                                   2,900,000                    -
     Note payable to a bank                                                                    -                478,959
     Other liabilities                                                                  2,040,011               757,729
                  Total liabilities                                                   348,332,059           287,929,372

ESOP stock subject to put/call option (note 10)                                         2,770,528                    -

Shareholders' equity:
     Common  stock  - $5.00  par  value.  Authorized  2,000,000  shares;  issued
         1,010,884 in 1995 and 1,010,184 in 1994; outstanding 1,004,980 in 1995
         and 1,004,484 in 1994; (note 10)                                               5,054,420             5,050,920
     Additional paid-in capital                                                        10,442,083            10,433,133
     Retained earnings                                                                 12,006,058             9,067,365
     Treasury stock (5,904 and 5,700 shares in 1995 and
         1994, respectively)                                                             (230,256)             (176,700)
     Unrealized gain (loss) on investment securities available for
         sale, net of income taxes                                                        636,376              (161,527)
     ESOP stock subject to put/call option, 95,371 common
         shares at $29.05 per share in 1995  (note 10)                                 (2,770,528)                   -
                  Total shareholders' equity                                           25,138,153            24,213,191

Commitments and contingencies (notes 5, 10 and 12)

                  Total liabilities and shareholders' equity                    $     376,240,740           312,142,563


See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993


                                                                                 1995             1994            1993
Interest income:
     Interest and fees on loans                                           $   21,423,236       17,389,554      15,542,016
     Interest and dividends on investment securities available for sale        1,160,076          616,766         431,064
     Interest and dividends on investment securities held to maturity:
         U.S. Treasury and U.S. government agencies                            1,880,723        1,725,106       1,877,757
         State and municipal                                                   1,274,237        1,364,572       1,306,290
         Mortgage backed securities                                              150,022               -               -
     Interest on federal funds sold                                              379,846          196,572         374,874
                  Total interest income                                       26,268,140       21,292,570      19,532,001

Interest expense:
     Interest on deposits (note 7)                                             9,987,103        6,750,709       6,376,202
     Interest on securities sold under agreements to repurchase                  500,860          244,057         158,928
     Interest on commercial paper                                                340,712          171,935          77,560
     Interest on note payable to a bank                                           13,389           41,191          53,507
                  Total interest expense                                      10,842,064        7,207,892       6,666,197

                  Net interest income                                         15,426,076       14,084,678      12,865,804

Provision for loan losses (note 5)                                             1,140,400          819,438       1,171,625
                  Net interest income after provision for loan losses         14,285,676       13,265,240      11,694,179

Non-interest income:
     Service charges on deposit accounts                                       2,494,288        2,253,942       2,011,555
     Fees for trust services                                                     772,764          670,064         621,366
     Investment securities gains (losses)                                        (93,156)         (13,404)        163,969
     Merchant discount income                                                    384,056          325,275         263,723
     Other income                                                                904,730          793,578         844,805
                  Total non-interest income                                    4,462,682        4,029,455       3,905,418

Non-interest expense:
     Salaries and other personnel expense (note 10)                            7,398,514        7,340,008       6,687,137
     Net occupancy expense                                                     1,218,842        1,126,096         891,860
     Furniture and equipment expense                                           1,092,400        1,037,368         943,480
     FDIC assessment                                                             320,465          584,404         525,660
     Postage and supplies expense                                                702,104          598,960         521,314
     Advertising expense                                                         570,372          556,030         515,001
     Telephone expense                                                           406,565          383,796         334,381
     Other expense                                                             2,191,099        1,998,247       1,759,787
                  Total non-interest expense                                  13,900,361       13,624,909      12,178,620
                  Income before income taxes                                   4,847,997        3,669,786       3,420,977

Income tax provision (note 9)                                                  1,246,000          910,000         833,000
     Net income before cumulative effect of change in accounting method        3,601,997        2,759,786       2,587,977
     Cumulative effect of change in accounting for income taxes                       -                -           56,000

                  Net income                                              $    3,601,997        2,759,786       2,531,977

Per share data:
     Net income before cumulative effect of change in accounting method   $         3.59             2.76            2.57
     Cumulative effect of change in accounting for income taxes                       -                -              .05

                  Net income                                              $         3.59             2.76            2.52

Cash dividends declared                                                   $          .65              .53             .48

Weighted average shares outstanding                                            1,003,440        1,000,230       1,006,479


See accompanying notes to consolidated financial statements.

                               PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Changes in Shareholders' Equity

                              Years ended December 31, 1995, 1994 and 1993






                                                                                       Additional
                                                                       Common            Paid-in        Retained           Debt of
                                                                        Stock            Capital        Earnings            ESOP
                                                                        -----            -------        --------            ----
Balance at December 31, 1992                                      $     5,038,920        5,406,733        9,801,200       (200,000)

Net income                                                                     -                -         2,531,977             -
Reduction of ESOP debt                                                         -                -                          200,000
Cash dividend declared                                                         -                -          (482,944)            -
Issuance of 600 shares of common stock
     in connection with stock option (note 9)                               3,000           11,100               -              -
Purchase of 4,500 shares treasury stock                                        -                -                -              -
Transfer to additional paid-in capital                                         -         5,000,000       (5,000,000)            -
Change in unrealized gain on investment
     securities available for sale, net                                        -                -                -              -
                                                                    -------------    -------------    -------------   -----------

Balance at December 31, 1993                                            5,041,920       10,417,833        6,850,233             -

Net income                                                                     -                -         2,759,786             -
Cash dividend declared                                                         -                -          (529,784)            -
Issuance of 1,800 shares in connection
     with stock option (note 9)                                             9,000           15,300               -              -
Purchase of 5,700 shares treasury stock                                        -                -                -              -
Sale of 4,500 shares treasury stock                                            -                -           (12,870)            -
Change in unrealized loss on investment
     securities available  for sale, net                                       -                -                -              -
                                                                    -------------    -------------    -------------   -----------


Balance at December 31, 1994                                            5,050,920       10,433,133        9,067,365             -

Net income                                                                     -                -         3,601,998             -
Cash dividend declared                                                         -                -          (652,189)            -
Issuance of 700 shares in connection with
     stock options                                                         3,500             8,950               -              -
Purchase of 5,904 shares treasury stock                                        -                -                -              -
Sale of 5,700 shares treasury stock                                            -                -           (11,115)            -
Change in unrealized gain on investment
     securities available for sale, net                                        -                -                -              -
ESOP stock subject to put/call option                                          -                -                -              -
                                                                    -------------    -------------    -------------   -----------

Balance at December 31, 1995                                      $     5,054,420       10,442,083       12,006,058             -
                                                                    =============    =============    =============   ===========



                                                                                   Unrealized
                                                                                   Gain (Loss)
                                                                                   on Investment       Common
                                                                                     Securities         Stock
                                                                                     Available        Subject to
                                                                      Treasury    For Sale Net of      Put/call
                                                                       Stock       Income Taxes         Option           Total
                                                                        -----          -------         --------          ----
Balance at December 31, 1992                                      $        -                -                -         20,046,853

Net income                                                                 -                -                -          2,531,977
Reduction of ESOP debt                                                     -                -                -            200,000
Cash dividend declared                                                     -                -                -           (482,944)
Issuance of 600 shares of common stock
     in connection with stock option (note 9)                              -                -                -             14,100
Purchase of 4,500 shares treasury stock                             (135,000)               -                -           (135,000)
Transfer to additional paid-in capital                                     -                -                -                  -
Change in unrealized gain on investment
     securities available for sale, net                                    -          111,762                -            111,762
                                                                    -----------     ------------      -------------   ------------

Balance at December 31, 1993                                        (135,000)         111,762                -         22,286,748

Net income                                                                 -                -                -          2,759,786
Cash dividend declared                                                     -                -                -           (529,784)
Issuance of 1,800 shares in connection
     with stock option (note 9)                                            -                -                -             24,300
Purchase of 5,700 shares treasury stock                             (176,700)               -                -           (176,700)
Sale of 4,500 shares treasury stock                                  135,000                -                -            122,130
Change in unrealized loss on investment
    securities available  for sale, net                                    -         (273,289)               -           (273,289)
                                                                    -----------     ------------      -------------  -------------


Balance at December 31, 1994                                        (176,700)        (161,527)               -          24,213,191

Net income                                                                 -                -                -           3,601,997
Cash dividend declared                                                     -                -                -            (652,189)
Issuance of 700 shares in connection with
     stock options                                                         -                -                -              12,450
Purchase of 5,904 shares treasury stock                             (230,256)               -                -            (230,256)
Sale of 5,700 shares treasury stock                                  176,700                -                -             165,585
Change in unrealized gain on investment
     securities available for sale, net                                    -          797,903                -             797,903
ESOP stock subject to put/call option                                      -                -       (2,770,528)         (2,770,528)
                                                                    -----------     ------------   -------------     --------------

Balance at December 31, 1995                                        (230,256)         636,376       (2,770,528)         25,138,153
                                                                    ===========     ============   =============     ==============



See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993


                                                                              1995              1994             1993
Cash flows from operating activities:
     Net income                                                        $     3,601,997         2,759,786       2,531,977
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Cumulative effect of change in method of
                  accounting for income taxes                                       -                 -           56,000
              Net amortization of premium/discounts on securities               76,143            73,341          56,001
              Loss (gain) on sale of investment securities                      93,156            13,404        (163,969)
              Provision for loan losses                                      1,140,400           819,438       1,171,625
              Depreciation of premises and equipment                           887,270           796,391         681,005
              Gain on sale of premises and equipment                                -              2,018              -
              Provision (credit) for deferred taxes                           (332,000)         (113,000)       (106,000)
              Amortization of goodwill                                          61,315            61,315          61,314
              Amortization of premium on core deposits                          47,000            47,000          47,000
              Change in other assets                                          (705,292)         (567,531)          1,085
              Change in other liabilities, net                                 782,782            (6,991)        100,121
                      Net cash provided by operating activities              5,652,771         3,885,171       4,436,159

Cash flows from investing activities:
     Net decrease in federal funds sold                                      1,121,847         1,806,401       5,900,000
     Purchase of investment securities held to maturity                    (30,406,979)      (11,529,480)    (16,544,544)
     Purchase of investment securities available for sale                  (21,604,693)       (1,968,769)     (4,991,797)
     Proceeds from maturities of investment securities
         held to maturity                                                   11,929,340        11,932,553      10,158,021
     Proceeds from sale of investment securities available for sale         21,715,569         3,013,058       5,258,329
     Net increase in loans outstanding                                     (40,234,988)      (24,114,178)    (20,367,860)
     Proceeds from sale of premises and equipment                                   -             10,000          10,400
     Purchases of premises and equipment                                    (1,997,318)       (3,121,259)     (2,512,953)
                      Net cash used in investing activities                (59,477,222)      (23,971,674)    (23,090,404)

Cash flows from financing activities:
     Net increase in transaction and savings accounts                        9,801,537        11,525,636      23,637,417
     Net increase (decrease) in certificates of deposits                    45,284,163        12,978,057        (591,221)
     Net increase (decrease)  in securities sold under
         agreements to repurchase                                            2,293,809        (1,768,706)     (1,582,852)
     Net increase (decrease) in commercial paper                              (727,145)        1,723,000         149,000
     Increase in federal funds purchased                                     2,900,000                -               -
     Repayments on note payable to a bank                                     (478,959)         (302,500)       (302,499)
     Proceeds from issuance of common stock                                     12,450            24,300          14,100
     Purchase of treasury stock                                               (230,256)         (176,700)       (135,000)
     Proceeds from sale of treasury stock                                      165,585           122,130              -
     Dividends paid                                                           (652,189)         (529,784)       (482,944)
                      Net cash provided by financing activities             58,368,995        23,595,433      20,706,001

Net increase in cash and cash equivalents                                    4,544,544         3,508,930       2,051,756

Cash and cash equivalents at beginning of year                              18,377,297        14,868,367      12,816,611

Cash and cash equivalents at end of year                               $    22,921,841        18,377,297      14,868,367

                                                                  (Continued)

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                  Years ended December 31, 1995, 1994 and 1993


                                                                              1995              1994             1993
Supplemental information:
Cash paid during the year for:
     Interest expense                                                  $    10,490,328         7,063,481       6,742,040
     Income taxes                                                      $     1,279,819         1,118,000       1,006,000


Supplemental schedule of non-cash investing and financing transactions:
         Unrealized gain (loss) on investments
              available for sale                                       $     1,034,757          (273,289)        111,762

         Transfer of investments held to maturity to
              available for sale                                       $    29,106,899                -        4,991,797



See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993


(1)    Summary of Significant Accounting Policies

       The accounting and reporting policies of Palmetto Bancshares, Inc. (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of these policies used in preparing the consolidated financial statements.

       Basis of Presentation
       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Palmetto Bank (the Bank). Palmetto Capital, Inc. a wholly owned subsidiary of Palmetto Bank, was incorporated February 26, 1992. The corporation offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. The corporation also offers advisory services and variable rate annuities. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company or its subsidiary.

       Cash and Cash Equivalents
       Cash and cash equivalents include cash and due from banks. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. These compensating balances are $1,600,000 and $1,000,000 at December 31, 1995 and 1994, respectively.

       Investment Securities
       On May 31, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment in equity securities that have readily determinable fair values - other than those accounted for under the equity method or as investments in consolidated subsidiaries - and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost: (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings: and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.

       Although SFAS No. 115 was effective for fiscal years beginning after December 15, 1993, entities were permitted to initially apply the statement as of the end of a fiscal year for which annual financial statements had not previously been issued. The Company adopted SFAS No. 115 at December 31, 1993. The effect of the adoption of SFAS No. 115 was an increase in shareholders' equity of $111,762 at December 1993. The Company does not have any trading securities.

                                                                     (Continued)
                                    F-7

       In November 1995, the FASB issued a guide to implementation of SFAS No. 115 on accounting for certain investments in debt and equity securities which allows for the one time transfer of certain investments classified as held for investment to available for sale. The Company transferred investment securities with an amortized cost of $29,106,899 and a related unrealized gain of $69,363 in the fourth quarter of 1995.

       SFAS No. 115 allows for the sale of held to maturity securities if the sale occurs within 90 days of the securities' maturity. The Bank sold several held to maturity securities during the year that met this criteria, and they are included with other maturities of held for maturity investment securities in the accompanying consolidated statements of cash flows.

       Loans and Interest Income
       Loans are carried at principal amounts outstanding reduced by unearned discount. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate.

       The FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loans fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. On January 1, 1995, the provisions of SFAS Nos. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and had no impact on net income in 1995.

       When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

       Loan Fees and Costs
       Non-refundable fees and certain related costs associated with originating or acquiring loans are recognized over the life of the related loans as a yield adjustment. Commitment fees associated with lending are deferred and if the commitment is exercised, the fee is recognized over the life of the related loan as a yield adjustment. If the commitment expires unexercised the amount is recognized upon expiration of the commitment.

                                                                   (Continued)
                                      F-8

       Allowance for Loan Losses
       Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

       Premises and Equipment
       Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows: buildings, 12 to 39 years; and furniture and equipment, 5 to 12 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expense as incurred.

       Foreclosed Properties
       Property acquired through foreclosure is included in other assets and amounted to $80,003 and $101,180, as of December 31, 1995 and 1994, respectively. Such property is recorded at the lower of fair value minus estimated selling costs or cost. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to other operating expenses.

       Income Taxes
       Effective January 1, 1993, the Company adopted SFAS No. 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Intangibles
       Premium on deposits acquired is being amortized over 10 years using the straight line method. Goodwill is being amortized over 25 years using the straight-line method. The Company periodically assesses the recoverability of these intangibles by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows which are based on historical trends.

       Net Income Per Share
       Net income per share is based on the weighted average number of shares outstanding. Outstanding stock options are common stock equivalents but have no material dilutive effect on income per common share.

                                                                   (Continued)
                                     F-9

(2)    Federal Funds Sold

       At December 31, 1995 and 1994,  the Bank had  $2,096,752  and  3,218,599,
       respectively, outstanding in federal funds sold. The daily averages of these outstanding agreements during 1995 and 1994 were $6,598,338 and $5,015,564, respectively. The maximum amount of these outstanding agreements at any month end during 1995 and 1994 were $10,385,430 and $11,600,000, respectively. The securities underlying these agreements were maintained in safekeeping by an authorized broker.

(3)    Investment Securities Held to Maturity

       The carrying and market values of investment securities held to maturity as of December 31 are summarized as follows:

                                                                              1995
                                                Carrying            Unrealized       Unrealized        Market
                                                 Value                 Gains           Losses           Value
           U.S. Treasury and U.S.
                Government agencies          $      15,032,602         142,998               -          15,175,600
           State and municipal                      22,592,824         638,510          (47,954)        23,183,380
           Mortgage-backed securities                6,163,230          38,395          (11,619)         6,190,006

                         Total               $      43,788,656         819,903          (59,573)        44,548,986


                                                                              1994
                                                Carrying            Unrealized       Unrealized        Market
                                                 Value                 Gains           Losses           Value
           U.S. Treasury and U.S.
                Government agencies          $      30,536,734          20,946         (649,627)        29,908,053
           State and municipal                      24,167,941         322,282         (491,712)        23,998,511

                         Total               $      54,704,675         343,228       (1,141,339)        53,906,564


       The following is a maturity distribution of investment securities held to maturity as of December 31 (dollars in thousands):


                                                            1995                             1994
                                                  Amortized        Market         Amortized          Market
                                                    Cost            Value           Cost              Value
           Due in one year or less            $           -              -           9,952             9,905
           Due after one year
                through five years                    12,547         12,652         28,103            27,712
           Due after five years
                through ten years                     25,243         25,837         12,905            12,741
           Due after ten years                         5,999          6,060          3,745             3,549

                                              $       43,789         44,549         54,705            53,907


                                                                  (Continued)
                                     F-10

(4)    Investment Securities Available for Sale

       The carrying value and market values of investment securities available for sale as of December 31 are summarized as follows:


                                                                              1995
                                                 Amortized         Unrealized         Unrealized       Market
                                                   Cost               Gains             Losses          Value
                U.S. Treasury and            $      29,995,691         691,613           (1,079)        30,686,225
                    U.S. Government
                    Agencies
                State and Municipal                  8,584,656         344,224               -           8,928,880

                                                    38,580,347       1,035,837           (1,079)        39,615,105


                                                                              1994
                                                 Amortized         Unrealized         Unrealized       Market
                                                   Cost               Gains             Losses          Value
                U.S. Treasury                $       9,466,865           8,051         (270,697)         9,204,219


       During the years ended December 31, 1995 and 1994 the Company had realized losses of $93,156 and $13,404, respectively, on the sale of investment securities. During the year ended December 31, 1993 the Company had realized gains of $163,969. Specific identification is the basis on which cost was determined in computing realized gain or loss.

       The following is a maturity distribution of investment securities available for sale at December 31 (dollars in thousands):


                                                            1995                             1994
                                                 Amortized          Market         Amortized           Market
                                                   Cost              Value           Cost               Value
           Due in one year or less            $      7,401            7,525          4,997               4,867
           Due after one year through
                five years                          31,179           32,090          4,470               4,337

                         Total                $     38,580           39,615          9,467               9,204

       Investment securities held to maturity and available for sale with an aggregate carrying value of approximately $53,694,000 and $40,144,000 at December 31, 1995 and 1994, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

                                                                  (Continued)
                                     F-11

(5)    Loans

       A summary of loans, by classification, as of December 31 follows:

                                                                                1995               1994
           Commercial, financial and agricultural                      $      45,377,386           32,672,103
           Real estate - construction                                          5,452,663            1,940,631
           Real estate - mortgage                                            149,017,139          134,788,527
           Installment loans to individuals                                   55,339,471           46,007,058

                                                                       $     255,186,659          215,408,319

           Non accrual loans included above                            $         743,050              635,457

       The following is a summary of activity affecting the allowance for loan losses for the years ended December 31:


                                                                1995              1994             1993
           Balance at beginning of year                    $    3,016,464       2,393,638          2,063,573
           Provision for loan losses                            1,140,400         819,438          1,171,625
           Loan recoveries                                        156,218         260,593            148,041
           Loans charged-off                                     (612,866)       (457,205)          (989,601)

           Balance at end of year                          $    3,700,216       3,016,464          2,393,638


       At December 31, 1995, impaired loans amounted to approximately $743,050. During 1995, the average recorded investment in impaired loans was approximately $545,357. Included in the allowance for loan losses at December 31, 1995 is approximately $97,000 related to these impaired loans.

       The Bank makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit which are issued on behalf of customers in connection with contracts between the customers and third parties. Under a standby letter of credit the Bank assures that the third party will not suffer a loss if the customer fails to meet the contractual obligation. The Bank applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customers' creditworthiness through ongoing credit reviews.

       At December 31, 1995, except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

                                                                 (Continued)

       The Bank had outstanding, unused loan commitments as of December 31, 1995 as follows:


           Home equity loans                                     $ 7,669,424
           Credit cards                                           15,627,485
           Commercial real estate development                      7,385,130
           Other unused lines of credit                            5,394,381

                                                                 $36,076,420

           Standby letters of credit                             $ 1,903,172

       All unused loan commitments are at adjustable rates that fluctuate with prime rate, or are at fixed rates which approximate market rates. Current amounts listed are therefore determined to be their market value.


(6)    Premises and Equipment, Net

       A summary of premises and equipment, net, as of December 31 follows:

                                                                                 1995               1994
           Land                                                             $   1,792,519          1,792,519
           Buildings and leasehold improvements                                 8,623,622          8,145,387
           Furniture and equipment                                              7,493,914          6,066,894
                    Total                                                      17,910,055         16,004,800
           Less accumulated depreciation and amortization                      (7,200,143)        (6,404,936)

           Premises and equipment, net                                      $  10,709,912          9,599,864


(7)    Deposits

       A summary of deposits, by type, as of December 31 follows:

                                                                                1995                1994
           Transaction accounts                                        $     114,380,010          106,367,423
           Savings deposits                                                   20,261,624           20,931,228
           Insured money market accounts                                      42,113,681           40,669,164
           Time deposits over $100,000                                        39,629,516           23,570,814
           Other time deposits                                               113,392,152           83,152,654
           Premium on deposits acquired                                         (117,500)            (164,500)

                         Total deposits                                $     329,659,483          274,526,783

       Interest   paid  on  time  deposits  of  $100,000  or  more  amounted  to
$1,683,014,  $857,297,  and $800,610 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                  (Continued)
                                     F-13

(8)    Short-Term Borrowings

       At December 31, 1995 and 1994, the Bank had  $7,545,710  and  $5,251,901,
       respectively, in outstanding securities sold under agreements to repurchase with weighted average interest rates of 3.05% and 2.85%, respectively. These borrowings were collateralized by investment securities with carrying values of $17,125,000 and $12,500,000, respectively, which are maintained in safekeeping by an authorized broker. The daily averages of these agreements outstanding during 1995 and 1994 were $10,228,473 and $8,596,00, respectively. The maximum amount of these agreements outstanding at any month end during 1995 and 1994 were $11,679,919 and $9,551,000, respectively. The weighted average interest rate on these borrowings was 4.31% and 2.58% for the years ended December 31, 1995 and 1994, respectively.

       During 1991 the Company began selling commercial paper as an alternative investment tool for its commercial customers. Through a master note arrangement between the Company and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts. These master notes are unsecured but are backed by the full faith and credit of the Company. The commercial paper of the Company is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 1995 and 1994, the Company had $6,186,855 and $6,914,000, respectively, in commercial paper with weighted average interest rates of 3.30% and 3.10%, respectively. The daily averages of these borrowings outstanding during 1995 and 1994 were $8,017,222 and $6,312,000, respectively. The maximum amount of these borrowings outstanding at any month end during 1995 and 1994 were $9,370,000 and $7,601,000, respectively. The weighted average interest rate on these borrowings was 4.28% and 2.72% for the years ended December 31, 1995 and 1994, respectively.

       At December 31, 1995 the Company had $2,900,000 outstanding in federal funds purchased, with a weighted average interest rate of 5.5%. At December 31, 1994, the Company had no outstanding federal funds purchased. The daily averages of these borrowings outstanding during 1995 and 1994 were $2,380,316 and $369,000, respectively. The maximum amount of these borrowings outstanding at any month end during 1995 was $3,000,000. There were no outstanding balances at any month-end during 1994. The weighted average interest rate on these borrowings was 5.68% and 5.33% for the years ended December 31, 1995 and 1994, respectively.


(9)    Income Taxes

       Components of income tax provision for the years ended December 31 are as follows:


                                                      1995             1994              1993
           Current:
                Federal                           $ 1,422,000         894,000         821,000
                State                                 156,000         129,000         118,000
                                                    1,578,000       1,023,000         939,000
           Deferred:
                Federal                              (332,000)       (113,000)       (106,000)
                State                                       -               -               -
                                                     (332,000)       (113,000)       (106,000)

                    Total                         $ 1,246,000         910,000         833,000


                                                                (Continued)
                                    F-14

       The effective tax rates for the years ended December 31 vary from the Federal statutory rates as follows:

                                                                      1995             1994            1993
           U.S. Federal income tax rates                               34.0%             34.0%          34.0%
           Changes from statutory rates
                resulting from:
                    Tax-exempt interest income                        (10.7)            (13.4)          (13.5)
                    Expenses not deductible for
                         tax purposes                                   1.0               1.0             1.0
                State taxes, net of Federal
                         income tax benefit                             2.1               2.3             2.3
                Other                                                   (.7)               .9              .5

           Effective tax rates                                         25.7%             24.8%           24.3%

       Different accounting methods have been used for reporting income for income tax and for financial reporting purposes. The tax provisions shown in the financial statements relate to items of income or expense in those statements and as a result may not be the amount paid for the period. Deferred income taxes have been provided on such differences.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below.


                                                                                       1995               1994
           Deferred tax assets:
                Unrealized loss on securities available for sale                 $          -           101,119
                Loan loss reserves                                                     871,000          627,000

                    Total gross deferred tax assets                                    871,000          728,119
                    Less valuation allowance                                                -                -

                    Net deferred tax assets                                            871,000          728,119

           Deferred tax liabilities:
                Fixed assets, due to depreciation differences                         (277,000)        (269,000)
                Basis of intangible assets for financial reporting
                    purposes in excess of tax basis                                    (42,000)         (58,000)
                Adjustment in change from cash to accrual
                    method of accounting for tax purposes                                   -           (73,000)
                Unrealized gain on securities available for sale                      (398,382)              -
                Other                                                                  (22,000)         (29,000)
                    Total gross deferred tax liabilities                              (739,382)        (429,000)

                    Net deferred tax asset                                       $     131,618          299,119

                                                                 (Continued)

       A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. A current period deferred tax expense related to the change in unrealized gain on securities available for sale of $499,501 has been recorded directly to shareholders equity. The rest of the change in the deferred tax asset results from the current period deferred tax benefit of $332,000.

       No valuation allowance for deferred tax assets has been established at either December 31, 1995 or 1994. Because of taxes paid in carry back periods it is management's belief that realization of the deferred tax asset is more likely than not.

       As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $56,000 was determined as of January 1, 1993 and is reported separately in the consolidated statement of operations for the year ended December 31, 1993.

       Tax returns for 1992 and subsequent years are subject to examination by the taxing authorities.


(10)   Employee Benefit Plans

       (a) The Bank has a noncontributory defined benefit pension plan which covers all full-time employees who have at least twelve months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit and benefits are fully vested at five years or more of service. No vesting occurs with less than five years of service. The plan is trusteed and administered by the Bank's Trust Department.

            Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

            The  following  table  details  the funded  status of the plan,  the amounts recognized in the Company's consolidated financial statements, the components of pension expense, and the major assumptions used in determining these amounts for the years ended December 31:

                                                                    1995            1994             1993
           Actuarial present value of benefit obligations:
                    Vested benefits                          $    1,889,979        1,375,849        1,279,585
                    Nonvested benefits                               55,205          281,497           45,417

                    Accumulated benefit obligations          $    1,945,184        1,657,346        1,325,002

           Projected benefit obligations for services
                rendered to date                                  2,774,204        2,425,421        2,246,598
           Plan assets at fair value, primarily listed
                stocks and U.S. government securities             3,412,938        2,650,722        2,271,196

                                                                   (Continued)

                                                                     1995              1994             1993
           Excess of assets over projected
                benefit obligations                                 638,734          225,301           24,598
           Unrecognized prior service cost                           94,652          103,199          111,746
           Unrecognized net loss (gain) from past
                experience different from that assumed              (65,572)          86,723           75,079
           Unrecognized net asset being amortized
                over the average remaining service
                period of covered employees                        (180,980)        (206,835)        (232,690)

                    Prepaid (accrued) pension cost
                         included in  other assets
                         (liabilities)                       $      486,834          208,388          (21,267)

           Components of pension expense:
                Service cost                                        185,646          167,145          154,658
                Interest cost                                       192,883          168,447          156,126
                Return on plan assets                              (228,426)        (195,479)        (127,905)
                Net amortization and deferral                       (17,308)         (17,308)         (51,803)

                Pension expense                              $      132,795          122,805          131,076

           Major assumptions at year end:
                Discount rate                                             8%               8%               8%
                Rate of increase in compensation levels                   5%               5%               5%
                Expected long-term rate of return on
                    plan assets                                           8%               8%               8%

       (b) The Company has an Employee Stock Ownership Plan (ESOP) established by its Board of Directors. The ESOP covers the same employees and has the same vesting schedule as the pension plan. Based on profits, the Company contributes annually to a trust created to acquire shares of the Company's common stock for the exclusive benefit of the participants. During 1985, the trust borrowed $1,000,000 from a bank and acquired 86,960 shares of the Company's common stock, which were pledged as collateral for the bank debt. This debt was repaid in full by 1993. During 1994 and 1995 the Company contributed to the ESOP common stock which had been previously repurchased as treasury stock and accounted for these transactions in accordance with Statement of Position 93-6. The Company recorded compensation expense equal to the fair value of the shares contributed. The charges to income for contributions to the ESOP for the years ended December 31, are as follows:

                                                                     1995            1994           1993
                Principal payments on loan                     $          -                -         200,000
                Interest payments on loan                                 -                -          10,695
                Repurchase of treasury stock
                    for ESOP                                         165,585          122,130             -
                Dividends received by ESOP                           (29,467)         (28,189)        (6,430)
                Contributions to ESOP                          $     136,118           93,941        204,265

                                                                 (Continued)

            The stock in the ESOP Plan has a put and a call feature if the stock is not "readily tradable on an established market". This term was clarified in 1995 as a result of a private letter ruling, to mean publicly listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange the shares in the ESOP Plan are subject to the put/call feature. Accordingly, 95,371 shares of ESOP stock are now recorded outside shareholders' equity at their fair value, which is determined by an independent valuation.

       (c) The Company has a stock option plan (option plan) for certain of its officers and key employees. Under the terms of the option plan, stock options are periodically granted to key personnel at a price not less than the fair market value of the shares at the date of grant. During the years ended December 31, 1995, 1994 and 1993, respectively, options for 700, 1,800 and 600 shares were exercised. Of the 700 stock options exercised in 1995, 400 were exercised at $13.50 and 300 at $23.50.


                                                                       1995            1994            1993
                Options outstanding, beginning of year                37,200           36,000         33,600
                Options exercised                                       (700)          (1,800)          (600)
                Options granted                                        3,000            3,000          3,000

                Options outstanding, end of year                      39,500           37,200         36,000

            The stock options are exercisable upon grant date. The following table outlines the stock options outstanding at December 31, 1995:


                                                                   Option
                    Grant Date                  Shares              Price              Expiration Date
                January 26, 1988             21,800                $13.50              December 31, 1997
                January 12, 1989              3,000                 16.50              December 31, 1998
                January 14, 1992              2,700                 23.50              December 31, 2001
                July 14, 1992                 3,000                 23.50              December 31, 2001
                January 1, 1993               3,000                 24.75              December 31, 2002
                January 11, 1994              3,000                 27.14              December 31, 2003
                January 17, 1995              3,000                 29.05              December 31, 2004
                                             39,500

                                                                 (Continued)

(11)   Related Party Transactions

       Certain of the Company's directors and executive officers are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $2,969,021 and $3,806,387 at December 31, 1995 and 1994, respectively. From January 1 through December 31, 1995, these directors and executive officers and their related interests borrowed $2,173,544 and repaid $3,010,910. In the opinion of management, these loans do not involve more than the normal risk of collectibility and do not present other unfavorable features.

(12)   Commitments and Contingencies

       On December 31, 1995, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment that have initial terms of more than one year. The minimum scheduled payments under these leases are as follows:


              1996                                              $   363,206
              1997                                                  361,284
              1998                                                  277,004
              1999                                                  197,426
              2000                                                  116,944
              Subsequent years                                      995,023
                                                                 $2,310,887

       Rental expense was $335,870, $309,839 and $303,443 for the years ended December 31, 1995, 1994, and 1993, respectively.

       In the normal course of business, the Company and subsidiary are periodically involved in litigation. In the opinion of the Company's management none of these cases should have a material adverse effect on the accompanying consolidated financial statements.


(13)   Disclosures Regarding Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments (Statement 107), requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgements made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

                                                                    (Continued)

       Under Statement 107, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

       The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:

       (a)  Cash and Due From Banks
            The carrying value approximates fair value.

       (b) Investment Securities Held to Maturity and Available For Sale The fair value of investment securities are derived from quoted market prices.

       (c)  Loans
            The current value of variable-rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1995, approximates market.

            For credit cards and lines of credit the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

            Unused loan commitments are at adjustable rates which fluctuate with the prime rate or are funded within ninety days. Current amounts are considered to be their fair value.

       (d)  Deposits
            Under Statement 107, the estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, by applying interest rates currently being offered on the deposit products. Under Statement 107, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposits liabilities as compared to the cost of alternative forms of funding (deposit base intangibles).

       (e) Securities Sold Under Agreements to Repurchase, Commercial Paper and Federal Funds Sold and Federal Funds Purchased
            The carrying amount approximates fair value due to the short-term nature of these instruments.

       (f)  Note Payable to a Bank
            The carrying amount on this borrowing approximates fair value as its interest rate fluctuates with the prime rate.

       (g)  Other Assets and Other Liabilities
            The  carrying  amount   approximates   fair  value  because  of  the
            short-term nature of these instruments.

                                                                    (Continued)

       The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                     1995                             1994
                                                          Carrying          Estimated       Carrying      Estimated
                                                           Amount          Fair Value        Amount      Fair Value

           Cash and due from banks                   $     22,921,841      22,921,841      18,377,297       18,377,297

           Federal funds sold                        $      2,096,752       2,096,752       3,218,599        3,218,599

           Investment securities held to maturity    $     43,788,656      44,548,986      54,704,675       53,906,564

           Investment securities available for sale  $     39,615,105      39,615,105       9,204,219        9,204,219

           Loans:
               Commercial mortgage                         84,866,752      84,784,817      85,605,602       82,673,120
               Commercial other                            62,130,268      62,081,093      34,241,859       33,854,607
               Installment mortgage                        43,850,945      43,752,706      48,271,228       46,084,801
               Installment other                           64,338,694      64,210,076      47,289,630       45,946,082

                                                     $    255,186,659     254,828,692     215,408,319      208,558,610

           Deposits                                  $    329,659,483     330,450,035     274,526,783      274,962,236

           Borrowings:
               Securities sold under agreements
                  to repurchase                      $      7,545,710       7,545,710       5,251,901        5,251,901
               Commercial paper                             6,186,855       6,186,855       6,914,000        6,914,000
               Note payable to a bank                              -               -          478,959          478,959
               Federal funds purchased                      2,900,000       2,900,000              -                -

                                                     $     16,632,565      16,632,565      12,644,860       12,644,860

                                                                    (Continued)

(14)   Palmetto Bancshares, Inc. (Parent Company)

       The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 1995, the Bank had available retained earnings of approximately $3,644,000 for payment of dividends.

       The Company's principal asset is its investment in its bank subsidiary. The Company's condensed statements of financial condition data as of December 31, 1995 and 1994, and the related condensed statements of operations data and cash flow data for the three-year period ended December 31, 1995 are as follows:


                          Financial Condition Data
                                 Assets                                  1995              1994

           Cash                                                       $ 170,230          125,293
           Due from subsidiary                                        6,420,139        7,147,284
           Investment in wholly-owned bank subsidiary                26,433,592       23,200,683
           Goodwill                                                   1,071,575        1,132,890

                    Total assets                                    $34,095,536       31,606,150

                Liabilities and Shareholders' Equity

           Commercial paper                                           6,186,855        6,914,000
           Note payable to a bank                                          -             478,959

                    Total liabilities                               6,186,855          7,392,959

           ESOP stock subject to put/call                           2,770,528                 -

           Shareholders' equity                                    25,138,153         24,213,191

                    Total liabilities and shareholders' equity    $34,095,536         31,606,150


                                 Operations Data
                                                               1995              1994              1993
           Interest income from commercial
                paper                                     $      340,712          171,935             77,560
           Dividends received from Bank                        1,260,445        1,041,484            956,944
           Equity in net income of subsidiary                  2,435,006        1,837,684          1,710,480
           Net operating expenses                               (434,166)        (291,317)          (213,007)

                    Net income                            $    3,601,997        2,759,786          2,531,977

                                                                  (Continued)
                                   F-22

       Quarterly operating data for the years ended December 31 is summarized as follows (In thousand, except for per share data):

                                 Cash Flow Data

                                                                 1995              1994               1993
           Cash flows from operating activities:
                Net income                                    $ 3,601,997        2,759,786          2,531,977
                Decrease (increase) in due from
                    subsidiary                                    727,145       (1,723,000)          (181,313)
                Earnings retained by
                    wholly-owned subsidiary                    (2,435,006)      (1,837,683)        (1,678,167)
                       Net cash provided by
                             (used in) operating
                             activities                         1,955,451         (739,582)           733,811
             Amortization of goodwill                              61,315          61,315              61,314

           Cash flows from financing activities:
                Net commercial paper                             (727,145)       1,723,000            149,000
                Proceeds from issuance of
                    common stock                                   12,450           24,300             14,100
                Purchase of treasury stock                       (230,256)        (176,700)          (135,000)
                Sale of treasury stock                            165,585          122,130                 -
                Payments on note payable to a
                    bank                                         (478,959)        (302,500)          (302,499)
                Dividends paid                                   (652,189)        (529,784)          (482,944)
                         Net cash provided by (used
                             in) financing activities          (1,910,514)         860,446           (757,343)

           Net increase (decrease) in cash                         44,937          120,864            (23,532)

           Cash at beginning of year                              125,293            4,429             27,961

           Cash at end of year                            $       170,230          125,293              4,429



       The Company has approximately $6 million in lines of credit from correspondent banks to use as additional sources of short-term liquidity. The interest rates on these lines fluctuate with the prime rate and are payable on demand. At December 31, 1995 there were no balances drawn on these lines of credit.

                                                                   (Continued)

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(15)   Quarterly Financial Data (Unaudited)

       Quarterly operating data for the years ended December 31 is summarized as follows (In thousands, except per share data):

                                                                              1995
                                               First          Second          Third          Fourth
                                              Quarter         Quarter        Quarter         Quarter        Total
       Net interest income                $     3,633           3,725          3,874          4,194          15,426
       Provision for loan losses                  195             195            300            450           1,140
       Non-interest income                        987           1,067          1,123          1,285           4,462
       Non-interest expense                     3,446           3,377          3,311          3,766          13,900
       Income taxes                               275             305            340            326           1,246

       Net income                         $       704             915          1,046            937           3,602

       Net income per share               $       .70             .91           1.04            .94            3.59

                                                                              1994
                                               First          Second          Third          Fourth
                                              Quarter         Quarter        Quarter         Quarter        Total
       Net interest income                $     3,342           3,476          3,636          3,631          14,085
       Provision for loan losses                  285             270            105            159             819
       Non-interest income                      1,006           1,042          1,002            979           4,029
       Non-interest expense                     3,304           3,395          3,421          3,505          13,625
       Income taxes                               190             213            334            173             910

       Net income                                 569             640            778            773           2,760
       Net income per share               $      0.57            0.64           0.78           0.77            2.76

                                  EXHIBIT INDEX



Exhibit No.                                        Description
10.2.1                   The Palmetto Bank Employee Stock Ownership Plan and Trust

10.2.2                   First Amendment to The Palmetto Bank Employee Stock Ownership Plan and Trust

10.2.3                   Second Amendment to The Palmetto Bank Employee Stock Ownership Plan and Trust

10.2.4                   Third Amendment to The Palmetto Bank Employee Stock Ownership Plan and Trust

10.2.3                   The Palmetto Bank Pension Plan and Trust Agreement

21.1                     List of Subsidiaries of the Registrant

23.1                     Consent of KPMG Peat Marwick LLP to incorporation by reference to the Company's
                         Registration Statement on Form S-8

27.1                     Financial Data Schedule

                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Palmetto Bancshares, Inc.


We consent to incorporation by reference in the registration statement on Form S-8 (No.33-51212) of our report dated February 2, 1996, relating to the consolidated balance sheets of Palmetto Bancshares and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 Annual Report on Form 10-K of the Company. Our report dated February 2, 1996, refers to the fact that the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993.




Greenville, South Carolina                           KPMG Peat Marwick LLP
March 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/L. Leon Patterson
L. Leon Patterson
Chairman and Chief
Executive Officer

/s/Paul W. Stringer
Paul W. Stringer
President and Chief Accounting Officer


Date:  March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

     Signature                            Title                       Date


/s/L. Leon Patterson
L. Leon Patterson                        Director                 March 12, 1996


/s/Paul W. Stringer
Paul W. Stringer                         Director                 March 12, 1996


/s/James A. Cannon
James A. Cannon                          Director                 March 12, 1996


/s/W. Fred Davis, Jr.
W. Fred Davis, Jr.                       Director                 March 12, 1996


/s/Michael D. Glenn
Michael D. Glenn                         Director                 March 12, 1996

     Signature                            Title                       Date

/s/Russel B. Emerson
Russell B. Emerson                       Director                 March 12, 1996


/s/David P. George, Jr.
David P. George, Jr.                     Director                 March 12, 1996


/s/John T. Gramling, II
John T. Gramling, II                     Director                 March 12, 1996


/s/James M. Shoemaker, Jr.
James M. Shoemaker, Jr.                  Director                 March 12, 1996


J. David Wasson, Jr.                     Director                 March 12, 1996


/s/Francis L. Willis
Francis L. Willis                        Director                 March 12, 1996