Form 10-Q
period 1996-03-31
PALMETTO BANCSHARES INC
filed 1996-05-10
CIK 706874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           South Carolina                                         74-2235055
 ---------------------------------                         ---------------------
 (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

                              101 West Main Street
                             Laurens, South Carolina
                                      29360
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 984-4551
               --------------------------------------------------
              ( Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                   Outstanding at May 7, 1996
 -----------------------------                   -------------------------------
 Common stock, $5.00 par value                               1,001,943

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                        For Quarter Ended March 31, 1996



                                INDEX                              Page No.

PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial
Condition at March 31, 1996 and  December 31, 1995                        1

Consolidated Statements of Operations
for the Three Months Ended March 31, 1996 and 1995                        2

Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 1996 and 1995                            3

Notes to Consolidated Interim  Financial Statements                   4 - 7

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        8 - 13

PART II - OTHER INFORMATION                                           14-16

SIGNATURES                                                               17

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition



                                                                                       March 31,           December 31,
                                                                                         1996                  1995
                                                                                ------------------------  --------------------
Assets                                                                                (unaudited)
Cash and due from banks                                                                    $24,126,228           22,921,841
Federal funds sold                                                                           1,233,784            2,096,752
Investment securities held to maturity (market values of $50,525,696
     and $44,548,986 in 1996 and 1995, respectively)                                        50,499,686           43,788,656
Investment securities available for sale (amortized  cost of
     $48,235,676 and $38,580,347 in 1996 and 1995, respectively)                            48,889,859           39,615,105
Loans                                                                                      267,135,811          255,186,659
     Less allowance for loan losses                                                         (3,834,230)          (3,700,216)
                                                                                --------------------------------------------
                 Loans, net                                                                263,301,581          251,486,443

Premises and equipment, net                                                                 10,971,951           10,709,912
Goodwill                                                                                     1,056,246            1,071,575
Other assets                                                                                 5,075,383            4,550,456
                                                                                --------------------------------------------
                                 Total assets                                             $405,154,718          376,240,740
                                                                                ============================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                   52,112,505           53,330,131
     Interest-bearing                                                                      284,514,876          276,329,352
                                                                                --------------------------------------------
                 Total deposits                                                            336,627,381          329,659,483

Securities sold under agreements to repurchase                                              15,203,880            7,545,710
Commercial paper                                                                             5,761,085            6,186,855
Federal funds purchased                                                                     17,500,000            2,900,000
Other liabilities                                                                            1,814,910            2,040,011
                                                                                --------------------------------------------
                 Total liabilities                                                         376,907,256          348,332,059

ESOP stock subject to put/call option                                                        2,770,528            2,770,528

Shareholders' Equity:
Common stock-$5.00 par value. Authorized 2,000,000 shares;
     issued 1,010,884; outstanding 1,001,943  in 1996;
      outstanding 1,004,980 in 1995                                                          5,054,420            5,054,420
Additional paid-in capital                                                                  10,442,083           10,442,083
Retained earnings                                                                           12,700,372           12,006,058
Treasury Stock,(8,941 and  5,904 shares in 1996 and
       1995, respectively)                                                                    (351,736)            (230,256)
Net unrealized gain on investment securities available for sale                                402,323              636,376
ESOP stock subject to put/call option, 95,371 common
     shares at $29.05 per share in 1995                                                     (2,770,528)          (2,770,528)
                                                                                --------------------------------------------
                 Total shareholders' equity                                                 25,476,934           25,138,153
                                                                                --------------------------------------------

                 Total liabilities and shareholders' equity                                405,154,718          376,240,740
                                                                                ============================================


See accompanying notes to consolidated interim financial statements

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)



                                                                                        1996                  1995
                                                                               --------------------------------------------
Interest income:
  Interest and fees on loans                                                               $5,975,028           $4,846,504
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                               793,670              582,629
     State and municipal                                                                      440,355              356,970
     Mortgage backed securities                                                               116,949                    0
  Interest on Federal funds sold                                                               12,258               89,986
                                                                               --------------------------------------------
                 Total interest income                                                      7,338,260            5,876,089
                                                                               --------------------------------------------

Interest expense:
  Interest on deposits                                                                      2,902,108            2,044,211
  Interest on securities sold under agreements
     to repurchase                                                                             99,599              112,079
  Interest on Federal funds purchased                                                          82,605                    0
  Interest on commercial paper                                                                 72,795               77,192
  Interest on note payable to a bank                                                                0                9,324
                                                                               --------------------------------------------
                 Total interest expense                                                     3,157,107            2,242,806
                                                                               --------------------------------------------

                 Net interest income                                                        4,181,153            3,633,283
Provision for loan losses                                                                     300,000              195,000
                                                                               --------------------------------------------
                 Net interest income after provision for
                    loan losses                                                             3,881,153            3,438,283
Non-interest income:
  Service charges on deposit accounts                                                         613,490              581,749
  Fees for trust services                                                                     210,000              185,000
  Investment securities losses                                                                      0             (110,943)
  Other income                                                                                304,993              331,131
                                                                               --------------------------------------------
                 Total non-interest income                                                  1,128,483              986,937

Non-interest expenses:
  Salaries and other personnel expense                                                      2,029,906            1,779,497
  Net occupancy expense                                                                       334,223              272,113
  Furniture and equipment expense                                                             341,708              257,010
  FDIC assessment                                                                               1,000              155,123
  Postage and supplies expense                                                                226,207              174,731
  Advertising expense                                                                         199,941              161,274
  Telephone expense                                                                            98,552               93,183
  Other expense                                                                               585,397              552,992
                                                                               --------------------------------------------
                 Total non-interest expenses                                                3,816,934            3,445,923
                                                                               --------------------------------------------

                 Income before income taxes                                                 1,192,702              979,297
Income tax provision                                                                          298,000              275,000
                                                                               --------------------------------------------

                 Net income                                                                  $894,702             $704,297
                                                                               ============================================

                 Net income  per share                                                         $0.89                $0.70
                                                                               ============================================

Cash dividends declared                                                                        $0.20                $0.15
                                                                               ============================================

Weighted average shares outstanding                                                         1,004,279            1,005,005
                                                                               ============================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)



                                                                                              1996                  1995
                                                                                     --------------------------------------------
Cash flows from operating activities:
  Net income                                                                                       $894,702             $704,297
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Amortization of premium on investment securities                                    29,033               14,364
                 Loss on sale of investment securities available for sale                                 0              110,943
                 Provision for loan losses                                                          300,000              195,000
                 Depreciation of premises and equipment                                             266,698              198,432
                 Amortization of goodwill                                                            15,329               15,329
                 Amortization of premium on core deposits                                            11,750               11,739
                 Change in other assets                                                            (524,927)             (40,781)
                 Change in other liabilities, net                                                   (78,580)              84,059
                                                                                     --------------------------------------------

                                 Net cash provided by operating activities                          914,005            1,293,382

Cash flows from investing activities:
  Net decrease (increase) in federal funds sold                                                     862,968           (7,166,831)
  Purchase of investment securities held to maturity                                            (12,119,767)          (2,227,130)
  Purchase of investment securities available for sale                                           (9,986,719)          (7,070,332)
  Proceeds from maturities of investment securities held to maturity                              5,000,000            3,255,000
  Proceeds from maturities of investment securities available for sale                              325,000                    0
  Proceeds from sale of investment securities available for sale                                          0            4,885,938
  Principal paydowns on mortgage-backed securities                                                  386,095                    0
  Net increase in loans                                                                         (12,115,138)          (4,110,647)
  Purchases of premises and equipment                                                              (528,737)            (781,741)
                                                                                     --------------------------------------------

                                 Net cash used in investing activities                          (28,176,298)         (13,215,743)

Cash flows from financing activities:
  Net increase in transaction and savings accounts                                                5,076,207              497,030
  Net increase in certificates of deposit                                                         1,879,941            7,082,678
  Net increase in securities sold under agreements to repurchase                                  7,658,170            5,116,538
  Net decrease in commercial paper                                                                 (425,770)             211,000
  Net increase in federal funds purchased                                                        14,600,000                    0
  Repayments on note payable to a bank                                                                    0              (75,625)
  Proceeds from issuance of common stock                                                                  0               12,450
  Purchase of Treasury Stock                                                                       (121,480)                   0
  Dividends paid                                                                                   (200,388)            (150,777)
                                                                                     --------------------------------------------

                                 Net cash provided by financing activities                       28,466,680           12,693,294
                                                                                     --------------------------------------------

Net increase in cash and cash equivalents                                                         1,204,387              770,933
Cash and cash equivalents at beginning of the period                                             22,921,841           18,377,297
                                                                                     --------------------------------------------

Cash and cash equivalents at end of the period                                                  $24,126,228          $19,148,230
                                                                                     ============================================

Supplemental Information:
Cash paid during the quarter for:
     Interest Expense                                                                             3,191,311            2,426,153
                                                                                     ============================================
     Income Taxes                                                                                   240,000               45,414
                                                                                     ============================================

Supplemental schedule of non-cash investing and financing transactions:
          Unrealized gain on investment securities available for sale                               654,183               65,529
                                                                                     ============================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles.
 However, all adjustments which, in the opinion of management, are necessary for fair presentation of the financial statements have been included, and were of a normal recurring nature. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation

   The consolidated financial statements include the accounts of Palmetto Bancshares (the Company) and its wholly-owned subsidiary, The Palmetto Bank (the
Bank), and Palmetto Capital, Inc., a wholly-owned subsidiary of The Palmetto Bank, incorporated February 26, 1992. The Bank provides a full-range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital, Inc. also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.

3.  Investment Securities

   The carrying and market values of investment securities held to maturity are summarized as follows:


                                                      March 31, 1996

                                               Carrying Value   Market Value
U.S. Government agencies                          $16,026,456    15,880,193
State and municipal                                24,636,759    24,929,150
Mortgage-backed securities                          9,836,471     9,716,353
Total                                             $50,499,686    50,525,696

                                                  December 31, 1995

                                          Carrying Value         Market Value
U.S. Treasury and other
      U.S. Government agencies               $15,032,602           15,175,600
State and  municipal                          22,592,824           23,183,380
Mortgage-backed securities                     6,163,230            6,190,006
Total                                        $43,788,656           44,548,986

 The amortized cost and market values of investment securities available for sale are as follows:


                                                 March 31, 1996
                                            Cost Basis         Market Value
U.S. Treasury                               $39,978,871          40,336,913
State and  municipal                          8,256,805           8,552,946
Total                                       $48,235,676          48,889,859


                                                    December 31, 1995
                                           Cost Basis           Market Value
U.S. Treasury and
     U.S. Government Agencies              $29,995,691            30,686,225
State and  municipal                         8,584,656             8,928,880
Total                                      $38,580,347            39,615,105


The Company determines investment securities as held to maturity or available for sale at the purchase date. Investment securities available for sale are recorded at market value. Although management does not intend to sell such investments in the immediate future, if certain market conditions exist, the Company may sell these investments prior to maturity. Valuation losses or recovery of previously recorded valuation losses are recorded in shareholders' equity as net appreciation (depreciation) of investment securities available for sale in the period incurred. Gain or loss on the sale of investment securities available for sale is based on the specific identification method.

Investments with an aggregate carrying value of approximately $55,503,543 and $53,694,000 at March 31, 1996, and December 31, 1995, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.


4.  Loans

   A summary of loans, by classification, follows:


                                             March 31, 1996    December 31,1995
Commercial, financial and agricultural         $48,516,812         45,377,386
Real estate - construction                       6,142,491          5,452,663
Real estate - mortgage                         151,796,036        149,017,139
Installment loans to individuals                60,680,472         55,339,471
Total                                         $267,135,811        255,186,659



The following is a summary of activity affecting the allowance for loan losses for the periods indicated:


                                                 For the three months ended
                                                          March 31

                                                   1996             1995
 Balance at beginning of period                 $3,700,216          3,016,464
   Provision for loan losses                       300,000            195,000
   Loan recoveries                                  31,085             25,497
   Less loans charged-off                        (197,071)          (168,595)
Balance at end of period                         3,834,230          3,068,366

The Bank had outstanding, unused commitments as of March 31, 1996 as follows:


Home equity loans                                                    $ 7,967,000
Credit cards                                                          16,183,000
Commercial real estate development                                     9,067,000
Other unused lines of credit                                           7,794,000
                                                                     $41,011,000
Standby letters of credit                                            $ 1,778,000


5.  Deposits

   A summary of deposits follows:


                                                 March 31,          December 31,
                                                   1996                 1995
Transaction accounts                          $ 118,465,802         114,380,010
Savings deposits                                 22,493,333          20,261,624
Insured  money  market accounts                  40,872,387          42,113,681
Time deposits over $100,000                      37,687,295          39,629,516
Other time deposits                             117,214,314         113,392,152
Premium on deposits  acquired                      (105,750)           (117,500)
Total                                         $ 336,627,381         329,659,483

                            PALMETTO BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1995
TO  MARCH 31, 1996

On April 15, 1996, the Bank acquired three existing branches of First Union National Bank of South Carolina. The Bank assumed deposits of approximately $54 million, but assumed no loans. In anticipation of this acquisition, and under the assumption that interest rates were going to decline, the Bank has been investing the anticipated funds in advance of receiving the funds from the acquisition by purchasing federal funds, and by increasing the amount of securities sold under agreements to repurchase. With these funds, the Bank has been pre- investing in securities.

Liquid assets which include cash, federal funds sold, and investments available for sale increased by $9.6 million for the three month period. This represents an increase of 14.88%. Cash and due from banks and federal funds sold increased $300 thousand, and the investment securities available for sale portfolio increased $9.3 million.

Investment securities held to maturity increased during the three month period $6.7 million, or 15.33% due to the increased investment in securities in anticipation of funds received from the acquisition of the new branches.

Loans, net, increased $11.8 million, or 4.70%, during the three month period as a result of normal growth. The allowance for loan losses increased 3.62% as a result of the increase in loan volume.

Goodwill reflects the excess purchase price over the Bank of Hodges net assets acquired. The original amount of goodwill, $1,532,873, is being amortized on a straight line basis over a 25 year period.

Other assets increased $525,000, or 11.54%, during the period primarily due to the increase in interest earned not collected on earning assets. Interest earning assets have increased significantly since year end. Investment securities held to maturity and investment securities available for sale combined have increased over 19% since the beginning of the year.

Deposits increased by 2.11% during the period, from $329.7 million to $336.6 million. The increase was due to normal growth.

Securities sold under agreements to repurchase have increased by $7.7 million or 101.49%,due to the Bank's strategy for pre-investing funds to be received from the acquisition of the new branches. Approximately $4.9 million of the repurchase agreements were entered into in the last two weeks of the quarter. Commercial paper associated with the alternative commercial sweep accounts decreased by $426,000 or 6.9%, as a result of normal fluctuations in the accounts.

Other liabilities decreased by $225,000, or 11.03%, due primarily to decreased accruals for expenses for taxes and other operating expenses.

Total shareholders equity increased $338,781, for the three month period as a result of net income of $894,702, less dividends paid of $200,388, a decrease in unrealized gain on investment securities available for sale of $234,053, and the purchase of treasury stock for $121,480.

Liquidity

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. Liquidity is provided from its subsidiary, The Palmetto Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. As of March 31, 1996, The Palmetto Bank had total primary capital of $30.7 million and total assets of $407.9 million. The resulting primary capital to assets ratio is 7.54%. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. Therefore, as of March 31, 1996, the subsidiary had approximately $2.2 million excess retained earnings available to pay as dividends to Bancshares if additional liquidity were required.

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

At March 31, 1996, the Company had a total risk-based capital ratio of 10.48%, a Tier 1 risked-based capital ratio of 9.16% and a leverage ratio of 6.49%. Accordingly, the

Company is deemed to be a "well-capitalized" institution under currently applicable regulator guidelines.

Also, at March 31, 1996, the Company had a primary capital ratio (total shareholders' equity plus the allowance for loan losses to total assets) of 7.84%, compared to a ratio of 8.52% at March 31, 1995.

On March 11, 1996, the Company purchased 3,037 shares of Treasury Stock for $40 per share, totaling $121,480.

Accounting and Reporting Matters

In March, 1995, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used, and assets to be disposed of. The adoption of this statement did not have a material effect on the Company.

In May, 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. To the extent the Company retains in-house originated loans, the Company anticipates having to record mortgage servicing rights related to these loans. Based on budgeted amounts, the immediate effect on the Company is not anticipated to be material; however, as the mortgage lending operation grows, the Company will adhere to the standard.

In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. The adoption of this statement did not have a material effect on the Company.

COMPARISON OF OPERATION RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1996, AND 1995

Net income for the three months ended March 31, 1996 was $894,700, an increase of 27% from the $704,300 reported for the same period in 1995. Net income per share was $0.89 for the 1996 period as compared with $0.70 for the comparable period in 1995.

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

For the three month period ended March 31, 1996, net interest income was $4.2 million, which represented a 15% increase from the same period in 1995. This increase was the result of increases in the volume of earning assets and deposits. The increases in volume were due to normal growth, and planned investment in securities in anticipation of the branch acquisitions. Average net interest margin for the 1996 period was 4.83%, compared to 5.14% for the same period in 1995. The decrease in the net interest margin is due to the fact that the Bank has been utilizing more federal funds purchased and securities sold under agreements to repurchase in preparation of the acquisition of the new deposits. Federal funds purchased and securities sold under agreements to repurchase typically cost more than deposits as a source of funds.

Interest income on loans increased 23.29% due to increased volume and increased rates. Interest income on investments increased 43.78% during the 1996 period compared to the corresponding period in 1995 due to portfolio volumes which increased 52.28% during the 1996 period compared to the same period in 1995. These increases were partially offset by a decrease in interest income on federal funds sold due to decreased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, increased from 8.18% at March 31, 1995 to 8.47% at March 31, 1996.

Total interest expense increased by 40.77% during the 1996 period mostly due to an increased volume of deposits from March 31,1995 compared to March 31,1996. Some of the increase in interest expense is also due to the increased volume of federal funds purchased. Average total interest bearing liabilities (including deposits, securities sold under agreements to repurchase, commercial paper, and federal funds purchased), increased by 21.64% from March 31, 1995 to March 31, 1996. The average rate paid on interest bearing liabilities increased from 3.69% during the three month period in 1995, to 4.18% during the 1996 period. The overall increase in interest expense was partly offset by the decrease in interest expense on securities sold under agreements to repurchase and commercial paper due to decreased volumes compared to the same period last year. The overall increase was also slightly offset by the decrease in interest expense on the note payable to a bank as the note was paid in full in June 1995. The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment.

Provision For Loan Losses

The provision for loan losses was $300,000 for the 1996 period, compared to $195,000 in 1995. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at a level adequate to cover inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income

Other operating income increased by 14.34% in 1996 as compared to the same period in 1995. Service charges on deposit accounts increased $32,000 or 5.46% during the 1996 period compared to the same period in 1995 due primarily to increased deposit volumes. Fiduciary service fees increased 13.51% due to an increase in account volumes. Additionally, realized losses on the sales of investment securities totaling $111,000 in the first quarter of 1995 did not recur in 1996.

Other income decreased $26,000, or 7.89%, due primarily to a decrease of $40,000 in merchant income associated with the Company's credit card department, and a decrease of $59,000 in miscellaneous income due to isolated items being recorded in miscellaneous income in prior year. These items included a $21,000 D&O insurance refund, a $6,000 property tax refund, and a $5,000 gain on disposal of fixed assets. These items were not recurring in the period ending March 31, 1996. Also recorded in miscellaneous income is a decrease in commission income of $12,000 from the Bank's official checks processor. These decreases were partially offset by an increase of $49,000 in origination and processing fees from the mortgage loan department. This increase is due primarily to an increase in the volume of originations due to lower mortgage loan rates as compared to this period last year. Commission fees from the Bank's subsidiary, Palmetto Capital, Inc., increased $28,000 during the three month period as compared to the same period in 1995 due to the acquisition of a significant new customer.

Other Operating Expenses

Other operating expenses increased by $371,000, or 10.77% during the 1996 three month period over the same period in 1995. A general increase in all other operating expense categories was due to normal operating growth.

Income Taxes

The Company incurred an income tax liability of $298,000 for the 1996 three month period compared to $275,000 for the same period in 1995 due to the increase in taxable income. This liability is based on a historical effective tax rate of 25%.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                           Part II - Other Information


Item 1. Legal Proceedings

         Palmetto Bancshares, Inc. (the Company) is not engaged in any legal proceedings. From time to time The Palmetto Bank (the Bank) is involved in legal proceedings incidental to its normal course of business as a bank. Management believes none of these proceedings is likely to have a materially adverse effect on the business of the Company or the Bank.

Item 2. Changes in Securities

         None. Please refer to the three months Management's Discussion and Analysis in Part I above for an explanation of working capital restrictions and any limitations upon the payment of dividends.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held April 9, 1996, the following persons were elected as directors with the votes indicated:


                                                     For                        Against
         Russell B. Emerson                          816,368 shares             0 shares
         John T. Gramling, II                        816,368 shares             0 shares
         James M. Shoemaker, Jr.                     816,368 shares             0 shares
         Paul W. Stringer                            816,368 shares             0 shares

         James A. Cannon, L. Leon Patterson, J. David Wasson, Jr., W. Fred Davis, Jr., David P. George, Jr. and Michael D. Glenn continued in their present terms as directors.

         The Company is saddened to report the death of Mr. Francis L. Willis, a director of the Company, who was previously elected to serve until the 1997 Annual Meeting. As of this date, no successor has been selected to serve for the remainder of Mr. Willis' term.

Item 5.  Other Information

          None


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         Exhibit No.                        Description

         3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South
                                            Carolina: Incorporated by reference
                                            to Exhibit 3 to the Company's
                                            Registration Statement on Form S-4,
                                            No. 33-19367, filed with the
                                            Securities and Exchange Commission
                                            on December 30, 1987

         3.1.2                              Articles of Amendment filed on May
                                            5, 1988 in the office of the
                                            Secretary of State of South
                                            Carolina: Incorporated by reference
                                            to Exhibit 4.1.2 to the Company's
                                            Registration Statement on Form S-8,
                                            filed with the Securities and
                                            Exchange Commission on August 20,
                                            1992

         3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South
                                            Carolina: Incorporated by reference
                                            to Exhibit 4.1.3 to the Company's
                                            Registration Statement on Form S-8,
                                            filed with the Securities and
                                            Exchange Commission on August 20,
                                            1992

         3.1.4                              Articles of Amendment filed on April
                                            23, 1990 in the office of the
                                            Secretary of State of South
                                            Carolina: Incorporated by reference
                                            to Exhibit 4.1.4 to the Company's
                                            Registration Statement on Form S-8,
                                            filed with the Securities and
                                            Exchange Commission on August 20,
                                            1992

         3.2                                By-Laws: Incorporated by reference
                                            to Exhibit 3 to the Company's
                                            Registration Statement on Form S-4,
                                            No. 33-19367, filed with the
                                            Securities and Exchange Commission
                                            on December 30, 1987

         27.1                               Financial Data Schedule

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/L. Leon Patterson
 L. Leon Patterson
 Chairman and Chief Executive Officer


 /s/Paul W. Stringer
 Paul W. Stringer
 President and Chief Accounting Officer

Date: May 7, 1996

                                  EXHIBIT INDEX

Exhibit No.                         Description

27.1                                Financial Data Schedule