Form 10-Q
period 1996-06-30
PALMETTO BANCSHARES INC
filed 1996-08-09
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                           OR
____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                   74-2235055
- ---------------------------------                  -----------------------
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


                 Class                        Outstanding at August 1, 1996
     -----------------------------          -------------------------------
    Common stock, $5.00 par value                       1,001,943

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                         For Quarter Ended June 30, 1996



    INDEX                                                             Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
at June 30, 1996 and December 31, 1995                                       1

Consolidated Statements of Operations for the Three
Moths Ended June 30, 1996 and 1995                                           2

Consolidated Statements of Operations for the Six
Months Ended June 30, 1996 and 1995                                          3

Consolidated Statements of Cash Flows for the Six
Monts Ended June 30, 1996 and 1995                                           4

Notes to Consolidated Interim  Financial Statements                      5 - 9

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    10 - 17

PART II - OTHER INFORMATION                                            18 - 19
- ---------------------------
SIGNATURES                                                                  20
- ----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                                              June 30,          December 31,
                                                                                                1996                1995
                                                                                         ---------------------------------------
Assets                                                                                       (unaudited)

Cash and due from banks                                                                       $31,820,573         22,921,841
Federal funds sold                                                                                863,117          2,096,752
Investment securities held to maturity (market values of $59,978,064
     and $44,548,986 in 1996 and 1995, respectively)                                           60,989,240         43,788,656
Investment securities available for sale (amortized  cost of
     $18,898,080 and $38,580,347 in 1996 and 1995, respectively)                               18,779,712         39,615,105
Loans Held for Sale (amortized cost of $7,691,104)                                              7,678,345                  0
Loans                                                                                         309,182,381        255,186,659
     Less allowance for loan losses                                                            (4,183,046)        (3,700,216)
                                                                                         ------------------------------------
                 Loans, net                                                                   304,999,335        251,486,443

Premises and equipment, net                                                                    11,933,251         10,709,912
Accrued Interest                                                                                3,778,800          2,547,791
Other assets                                                                                    6,342,993          3,074,240
                                                                                         ------------------------------------
                                 Total assets                                                $447,185,366        376,240,740
                                                                                         ====================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                      64,622,813         53,447,631
     Interest-bearing                                                                         325,364,131        276,211,852
                                                                                         ------------------------------------
                 Total deposits                                                               389,986,944        329,659,483

Securities sold under agreements to repurchase                                                 12,694,229          7,545,710
Commercial paper                                                                                8,234,272          6,186,855
Federal funds purchased                                                                         5,575,000          2,900,000
Other liabilities                                                                               1,924,936          2,040,011
                                                                                         ------------------------------------
                 Total liabilities                                                            418,415,381        348,332,059
                                                                                         ------------------------------------

ESOP stock subject to put/call option                                                           3,101,315          2,770,528

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 2,000,000 shares;
     issued 1,010,884; outstanding 1,001,943  in 1996;
      outstanding 1,004,980 in 1995                                                             5,054,420          5,054,420
Additional paid-in capital                                                                     10,442,083         10,442,083
Retained earnings                                                                              13,698,014         12,006,058
Treasury Stock (8,941 and  5,904 shares in 1996 and
       1995, respectively)                                                                       (351,736)          (230,256)
Net unrealized gain(loss) on investment securities available for sale                             (72,796)           636,376
ESOP stock subject to put/call option,  88,609 common shares at $35 per share in
     1996 and 95,371 common
     shares at $29.05 per share in 1995                                                        (3,101,315)        (2,770,528)
                                                                                         ------------------------------------
                 Total shareholders' equity                                                    25,668,670         25,138,153
                                                                                         ------------------------------------

                 Total liabilities and shareholders' equity                                   447,185,366        376,240,740
                                                                                         ====================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                1996                1995
                                                                                         ---------------------------------------
Interest income:
  Interest and fees on loans                                                                  $6,447,876         $5,151,392
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                  690,761            658,193
     State and municipal                                                                         588,824            366,411
     Mortgage backed securities                                                                  154,462                  0
  Interest on Federal funds sold                                                                  44,374            168,999
                                                                                         -----------------------------------
                 Total interest income                                                         7,926,297          6,344,995
                                                                                         -----------------------------------

Interest expense:
  Interest on deposits                                                                         3,168,996          2,415,171
  Interest on securities sold under agreements to repurchase                                     128,534            117,604
  Interest on Federal funds purchased                                                            105,678                  0
  Interest on commercial paper                                                                    70,993             82,791
  Interest on note payable to a bank                                                                   0              4,065
                                                                                         -----------------------------------
                 Total interest expense                                                        3,474,201          2,619,631
                                                                                         -----------------------------------

                 Net interest income                                                           4,452,096          3,725,364
Provision for loan losses                                                                        450,000            195,000
                                                                                         -----------------------------------
                 Net interest income after provision for
                    loan losses                                                                4,002,096          3,530,364
Non-interest income:
  Service charges on deposit accounts                                                            711,014            599,607
  Fees for trust services                                                                        191,959            181,389
  Investment securities gains (losses)                                                            12,503               (552)
  Bankcard income                                                                                167,397            150,314
  Other income                                                                                   215,574            136,610
                                                                                         -----------------------------------
                 Total non-interest income                                                     1,298,447          1,067,368

Non-interest expenses:
  Salaries and other personnel expense                                                         1,598,222          1,741,866
  Net occupancy expense                                                                          371,080            291,052
  Furniture and equipment expense                                                                392,632            259,761
  FDIC assessment                                                                                    500            152,500
  Postage and supplies expense                                                                   212,946            181,574
  Advertising expense                                                                            167,519            114,110
  Telephone expense                                                                              113,526            106,491
  Bankcard expense                                                                               174,663            150,314
  Other expense                                                                                  667,344            380,160
                                                                                         -----------------------------------
                 Total non-interest expenses                                                   3,698,432          3,377,828
                                                                                         -----------------------------------

                 Income before income taxes                                                    1,602,111          1,219,904
Income tax provision                                                                             404,000            305,000
                                                                                         -----------------------------------

                 Net income                                                                   $1,198,111           $914,904
                                                                                         ===================================

                 Increase in fair value of ESOP stock                                           (330,787)                 0
                                                                                         ===================================

                 Net income on common shares not subject to put/call                            $867,324           $914,904
                                                                                         ===================================

                 Net income  per common share not subject to put/call                              $0.96              $0.91
                                                                                         ===================================

Cash dividends declared per share                                                                  $0.20              $0.15
                                                                                         ===================================

Weighted average shares outstanding                                                            1,001,943          1,005,184
                                                                                         ===================================

Weighted average shares outstanding not subject to put/call                                      907,602          1,005,184
                                                                                         ===================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                1996                1995
                                                                                         ---------------------------------------
Interest income:
  Interest and fees on loans                                                                $12,422,904         $9,997,896
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                               1,484,431          1,240,822
     State and municipal                                                                      1,029,179            723,381
     Mortgage backed securities                                                                 271,411                  0
  Interest on Federal funds sold                                                                 56,632            258,985
                                                                                         ----------------------------------
                 Total interest income                                                       15,264,557         12,221,084
                                                                                         ----------------------------------

Interest expense:
  Interest on deposits                                                                        6,071,104          4,459,382
  Interest on securities sold under agreements to repurchase                                    228,133            229,683
  Interest on Federal funds purchased                                                           188,283                  0
  Interest on commercial paper                                                                  143,788            159,983
  Interest on note payable to a bank                                                                  0             13,389
                                                                                         ----------------------------------
                 Total interest expense                                                       6,631,308          4,862,437
                                                                                         ----------------------------------

                 Net interest income                                                          8,633,249          7,358,647
Provision for loan losses                                                                       750,000            390,000
                                                                                         ----------------------------------
                 Net interest income after provision for
                    loan losses                                                               7,883,249          6,968,647
Non-interest income:
  Service charges on deposit accounts                                                         1,324,504          1,181,356
  Fees for trust services                                                                       401,959            366,389
  Investment securities gains ( losses)                                                          12,503           (111,495)
  Bankcard income                                                                               308,968            321,593
  Other income                                                                                  378,996            296,462
                                                                                         ----------------------------------
                 Total non-interest income                                                    2,426,930          2,054,305

Non-interest expenses:
  Salaries and other personnel expense                                                        3,628,128          3,521,363
  Net occupancy expense                                                                         705,303            563,165
  Furniture and equipment expense                                                               734,340            516,771
  FDIC assessment                                                                                 1,500            307,623
  Postage and supplies expense                                                                  439,153            356,305
  Advertising expense                                                                           367,460            275,384
  Telephone expense                                                                             212,078            199,674
  Bankcard expense                                                                              358,058            317,400
  Other expense                                                                               1,069,346            766,066
                                                                                         ----------------------------------
                 Total non-interest expenses                                                  7,515,366          6,823,751
                                                                                         ----------------------------------

                 Income before income taxes                                                   2,794,813          2,199,201
Income tax provision                                                                            702,000            580,000
                                                                                         ----------------------------------

                 Net income                                                                  $2,092,813         $1,619,201
                                                                                         ==================================

                 Increase in fair value of ESOP stock                                          (330,787)                 0
                                                                                         ==================================

                 Net income on common shares not subject to put/call                         $1,762,026         $1,619,201
                                                                                         ==================================

                 Net income  per common share not subject to put/call                           $1.94              $1.61
                                                                                         ==================================

Cash dividends declared per share                                                                $0.40              $0.30
                                                                                         ==================================

Weighted average shares outstanding                                                           1,003,111          1,005,095
                                                                                         ==================================

Weighted average shares outstanding not subject to put/call                                     908,255          1,005,095
                                                                                         ==================================

See accompanying notes to consolidated interim financial statements.
                                       3

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   For Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                1996                1995
                                                                                         ---------------------------------------
Cash flows from operating activities:
  Net income                                                                                    $2,092,813         $1,619,201
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                                     766,183            497,650
                 (Gain)/Loss on sale of investment securities available for sale                   (12,503)           111,495
                 (Gain)/Loss on sale of loans                                                      (17,243)                 0
                 Provision for loan losses                                                         750,000            390,000
                 Origination or acquisition of loans held for sale                             (71,496,288)                 0
                 Sale of loans held for sale                                                    63,822,427                  0
                 Mark to market loss on loans held for sale                                         12,759                  0
                 Change in accrued interest receivable                                          (1,231,009)          (758,330)
                 Change in other assets                                                         (3,355,766)           833,074
                 Change in other liabilities, net                                                  328,878            637,346
                                                                                         -------------------------------------

                                 Net cash provided by operating activities                      (8,339,749)         3,330,436

Cash flows from investing activities:
  Net decrease (increase) in federal funds sold                                                  1,233,635         (1,484,177)
  Purchase of investment securities held to maturity                                           (23,358,096)       (13,270,910)
  Purchase of investment securities available for sale                                          (9,977,241)       (11,068,572)
  Proceeds from maturities of investment securities held to maturity                             5,000,000          7,255,000
  Proceeds from maturities of investment securities held for sale                                  682,000                  0
  Proceeds from sale of investment securities held to maturity                                           0          2,238,668
  Proceeds from sale of investment securities available for sale                                28,979,943          4,885,938
  Principal paydowns on mortgage-backed securities                                               1,101,571                  0
  Net increase in loans                                                                        (54,262,892)       (15,167,366)
  Purchases of premises and equipment                                                           (1,758,196)        (1,042,666)
                                                                                         -------------------------------------

                                 Net cash used in investing activities                         (52,359,276)       (27,654,085)

Cash flows from financing activities:
  Net increase in transaction and savings accounts                                              15,808,087             95,667
  Net decrease in certificates of deposit                                                       (8,801,112)        22,946,092
  Acquisition of deposits, net                                                                  53,242,183                  0
  Net increase in securities sold under agreements to repurchase                                 5,148,519          4,822,273
  Net increase in commercial paper                                                               2,047,417          1,409,000
  Net increase in federal funds purchased                                                        2,675,000                  0
  Repayments on note payable to a bank                                                                   0           (478,959)
  Proceeds from issuance of common stock                                                                 0             12,450
  Purchase of Treasury Stock                                                                      (121,480)                 0
  Dividends paid                                                                                  (400,857)          (301,555)
                                                                                         -------------------------------------

                                 Net cash provided by financing activities                      69,597,757         28,504,968
                                                                                         -------------------------------------

Net increase in cash and cash equivalents                                                        8,898,732          4,181,319
Cash and cash equivalents at beginning of the period                                            22,921,841         18,377,297
                                                                                         -------------------------------------

Cash and cash equivalents at end of the period                                                 $31,820,573        $22,558,616
                                                                                         =====================================

Supplemental Information:
Cash paid during the period for:
     Interest Expense                                                                            6,528,967          4,331,921
                                                                                         =====================================
     Income Taxes                                                                                1,092,000            534,819
                                                                                         =====================================

Supplemental schedule of non-cash investing and financing transactions:
          Unrealized gain(loss) on investment securities available for sale                        (72,796)           636,376
                                                                                         =====================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes to Consolidated Interim Financial Statements


1.  Basis of Presentation

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares', Inc. (the Company's) Annual Report on Form 10-K for the year ended December 31, 1995.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.


2.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Palmetto Bank (the Bank), and Palmetto Capital, Inc., a wholly-owned subsidiary of the Bank, incorporated February 26, 1992. The Bank provides a full-range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital, Inc. also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.

3.  Investment Securities

     The carrying and market values of investment securities held to maturity are summarized as follows:

                                              June 30, 1996

                                  Carrying Value             Market Value
U.S. Government agencies          $16,019,812               $15,643,570
State and municipal                25,621,574                25,534,227
Mortgage-backed securities         19,347,854                18,800,267
                                   ----------                ----------
Total                             $60,989,240               $59,978,064
                                  ===========               ===========



                                             December 31, 1995

                                 Carrying Value              Market Value
U.S. Treasury and U.S.
      Government agencies           $15,032,602               $15,175,600
State and  municipal                 22,592,824                23,183,380
Mortgage-backed securities            6,163,230                 6,190,006
                                      ---------                 ---------
Total                               $43,788,656               $44,548,986
                                    ===========               ===========

     The amortized cost and market values of investment securities available for sale are as follows:


                                         June 30, 1996

                               Cost Basis               Market Value
U.S. Treasury                 $11,246,950               $11,157,622
State and  municipal            7,651,130                 7,622,090
                                ---------                 ---------
Total                         $18,898,080               $18,779,712
                              ===========               ===========

                                              December 31, 1995

                                       Cost Basis               Market Value
U.S. Treasury and U.S.
     Government agencies              $29,995,691               $30,686,225
State and  municipal                    8,584,656                 8,928,880
                                        ---------                 ---------
Total                                 $38,580,347               $39,615,105
                                      ===========               ===========


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

     Investments with an aggregate carrying value of approximately $48,000,000 and $54,000,000 at June 30, 1996, and December 31, 1995, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.


4.  Loans

     A summary of loans, by classification, follows:


                                            June 30, 1996      December 31, 1995
                                            --------------     -----------------
Commercial, financial and agricultural       $56,200,817          $45,377,386
Real estate - construction                     9,744,516            5,452,663
Real estate - mortgage                       174,803,232          149,017,139
Installment loans to individuals              68,433,816           55,339,471
                                              ----------           ----------
Total                                       $309,182,381         $255,186,659
                                            ============         ============

     The following is a summary of activity affecting the allowance for loan losses for the periods indicated:


                                             For the three months ended
                                                       June 30

                                          1996                       1995
                                          ----                       ----
Balance at beginning of period         $3,834,230                   $3,068,366
   Provision for loan losses              450,000                      195,000
   Loan recoveries                         68,018                       68,698
   Less loans charged-off               (169,202)                    (177,964)
                                        ---------                    ---------
Balance at end of period               $4,183,046                   $3,154,100
                                       ==========                   ==========



                                              For the six months ended
                                                      June 30,

                                           1996                       1995
                                           ----                       ----
Balance at beginning of period           $3,700,216                 $3,016,464
   Provision for loan losses                750,000                    390,000
   Loan recoveries                           99,104                     94,195
   Less loans charged-off                 (366,274)                  (346,559)
                                          ---------                  ---------
Balance at end of period                 $4,183,046                 $3,154,100
                                         ==========                 ==========

The Bank had outstanding, unused commitments as of June 30, 1996 as follows:

Home equity loans                                   $8,638,000
Credit cards                                        18,812,000
Commercial real estate development                   6,002,000
Other unused lines of credit                         9,562,000
                                                     ---------
                                                   $43,014,000
                                                    ==========
Standby letters of credit                           $1,778,000
                                                    ==========
                                       8

5.  Deposits

   A summary of deposits follows:


                                       June 30,                  December 31,
                                         1996                       1995
Transaction accounts                  $143,208,279                $114,380,010
Savings deposits                        29,807,738                  20,261,624
Insured  money  market accounts         43,960,768                  42,113,681
Time deposits over $100,000             35,323,618                  39,629,516
Other time deposits                    139,090,922                 113,392,152
Premium on deposits  acquired          (1,404,381)                   (117,500)
                                       -----------                  ----------
Total                                 $389,986,944                $329,659,483
                                      ============                ============

                            PALMETTO BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1995
TO JUNE 30, 1996

On April 15, 1996, the Bank acquired three existing branches of First Union National Bank of South Carolina. The Bank assumed deposits of approximately $54 million, but assumed no loans.

Liquid assets which include cash, federal funds sold, and investments available for sale decreased by $13.2 million for the six-month period. This represents a decrease of 20.37%. This decrease was largely due to the sale of available for sale securities ($20.8 million decrease) and a decrease of $1.2 million in the amount of federal funds sold. These decreases were partially offset by an increase in cash and due from banks of $8.9 million.

Investment securities held to maturity increased during the six-month period by $17.2 million, or 39.28% due to the increased investment in securities in response to the funds received from the acquisition of the new branches.

Loans, net, increased by $53.5 million, or 21.28%, during the six-month period as a result of conscious efforts to grow the loan portfolio in order to make the best use of the deposits acquired in the First Union branch acquisitions. The allowance for loan losses increased 13.05% as a result of the increase in loan volume.

The Company recently commenced the origination and sale of mortgage loans through its mortgage servicing department. As a result, the Company shows $7.7 million in Loans Held for Sale at June 30, 1996. The Company already has commitments to sell these loans in July and August 1996. The Company recognized a mark to market loss on these loans of $13,000 at June 30, 1996. The mortgage servicing department is also currently purchasing the rights to service mortgage loans originated by others. The mortgage servicing rights related to the mortgage servicing department's activities are discussed below under "Accounting and Reporting Matters." Loans serviced for the benefit of others amounted to approximately $64 million at June 30, 1996.

Other assets increased by $3.3 million, or 106% due to $2.7 million in goodwill acquired in the First Union branch purchase. Other assets also increased due to the capitalization of $1 million in purchased mortgage servicing rights referred to in the previous paragraph. These increases were slightly offset with related amortization and amortization of various prepaids.

Accrued interest increased by $1.2 million or 11.42% because interest earning assets have increased significantly since year end. Investment securities held to maturity and loans combined have increased 60% since the beginning of the year.

Deposit  balances  increased by 18.3% during the period,  from $329.7 million to
$390.0  million.   The  increase  was  due  to  the  acquisition  of  the  three aforementioned branches.

Securities sold under agreements to repurchase have increased by $5.1 million or 68.23%, and commercial paper associated with the alternative commercial sweep accounts increased by $2.3 million or 36.9%. These changes are the result of normal fluctuations in the accounts.

Other liabilities decreased by $115,000, or 5.64%, due primarily to decreased accruals for expenses for taxes and other operating expenses.

Total shareholders equity increased by $530,517, for the six-month period as a result of net income of $2,092,813; less dividends paid of $400,857; an unrealized loss on investment securities available for sale of $72,796 compared to an unrealized gain of $636,376 at December 31, 1995; the purchase of treasury stock for $121,480; and the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $330,787.

The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan are subject to the put/call feature. Accordingly, the 88,609 shares currently in the Plan are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated April 1, 1996, values the stock at $35 per share.

Liquidity

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. The Company currently has no debt outstanding and has declared $0.40 per share in dividends so far in 1996. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. As of June 30, 1996, the Bank had a total risk-based capital ratio of 8.62%, a Tier 1 risked-based capital ratio of 7.37% and a leverage ratio of 5.33%. Because the total risk-based capital ratio is 8.62%, the Bank is defined to be an "adequately-capitalized" institution under currently applicable regulatory guidelines. Also, at June 30, 1996, the Bank had a primary capital ratio of 7%.

Capital Resources

Under the capital guidelines of the Federal Reserve Board and the FDIC, Bancshares and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock (which can constitute up to 25% of total Tier 1 capital) and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, Bancshares and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 1% to 2% for other than the highest rated institutions.

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

At June 30, 1996, the Company had a total risk-based capital ratio of 8.71%, a Tier 1 risked-based capital ratio of 7.46% and a leverage ratio of 5.39%. Because the total risk- based capital ratio is 8.71%, the Company is defined to be an "adequately-capitalized" institution under currently applicable regulatory guidelines. Due to the infusion of approximately $54 million in deposits related to the acquisition of the three branches, the Company's ratios have dropped from the "well-capitalized" category into the "adequately- capitalized" category. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines.

Also, at June 30, 1996, the Company had a primary capital ratio (total shareholders' equity plus the allowance for loan losses to total assets) of 7.28%, compared to a ratio of 8.40% at June 30, 1995.

On March 11, 1996, the Company purchased 3,037 shares of Treasury Stock for $40 per share, totaling $121,480.


Accounting and Reporting Matters

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used, and assets to be disposed of. The adoption of this statement did not have a material effect on the Company.

In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. The Company recently commenced the origination, purchasing, and sale of mortgage loans. At June 30, 1996, the Company shows net mortgage servicing rights of $1,028,926 related to these loans. The mortgage servicing rights are being amortized over a nine-year period. The rights are also evaluated at each quarter end for possible impairment. There was no impairment recognized by the Company at June 30, 1996.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. The adoption of this statement did not have a material effect on the Company.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement will become effective at the beginning of 1997. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements in 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 1996, AND 1995


Net income for the three months ended June 30, 1996 was $1,198,000, an increase of 31% from the $915,000 reported for the same period in 1995. Net income per share was $0.96 for the 1996 period as compared with $0.91 for the comparable period in 1995.

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

For the three-month period ended June 30, 1996, net interest income was $4.5 million, which represented a 19.5% increase from the same period in 1995. This increase was the result of increases in the volume of earning assets. The increases in volume were due to the growth of loans and planned investment in securities in response to the branch acquisitions. Average net interest margin for the 1996 period was 4.73%, compared to 5.03% for the same period in 1995. The decrease in the net interest margin is due to the fact that the Bank has been utilizing more federal funds purchased and securities sold under agreements to repurchase in preparation of the acquisition of the new deposits. Federal funds purchased and securities sold under agreements to repurchase typically cost more than deposits as a source of funds.

Interest income on loans increased 25.17% due to increased volume and increased rates. Interest income on investments increased 39.96% during the 1996 period compared to the corresponding period in 1995 due to significantly higher portfolio volumes throughout the 1996 period compared to the same period in 1995. At June 30, 1996, however, portfolio volumes show only a slight increase of 7.59% compared to June 30, 1995, due to significant sales of available for sale securities in May 1996. The interest income increases were partially offset by a decrease in interest income on federal funds sold due to decreased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.34% at June 30, 1995 to 8.28% at June 30, 1996.

Total interest expense increased by 32.62% during the 1996 period mostly due to an increased volume of deposits from June 30, 1995 compared to June 30, 1996. Part of the increase in interest expense is also due to the increased volume of federal funds purchased. Average total interest-bearing liabilities (including deposits, securities sold under agreements to repurchase, commercial paper, and federal funds purchased), increased by 27.08% from

June 30, 1995 to June 30, 1996. The average rate paid on interest bearing liabilities increased from 3.8% during the three-month period in 1995, to 4.04% during the 1996 period. The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment.

Provision for Loan Losses

The provision for loan losses was $450,000 for the 1996 period, compared to $195,000 in 1995. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income

Total other operating income increased by 21.65% in 1996 as compared to the same period in 1995. Service charges on deposit accounts increased by $110,000 or 18.58% during the 1996 period compared to the same period in 1995 due primarily to increased deposit accounts.

Other income increased by $96,000, or 33.47%, due primarily to an increase of $28,000 in the commission fees from the Bank's subsidiary, Palmetto Capital, Inc., during the three-month period as compared to the same period in 1995 due to a significant new customer. Insurance commissions increased approximately $15,000 due to the increased loan volume. Debit card income is also up $16,000. The increase in other income is also attributable to the increase of $9,000 in origination and processing fees from the mortgage loan department due to an increase in volume of originations.

Other Operating Expenses

Other operating expenses increased by $321,000, or 9.49% during the 1996 three-month period over the same period in 1995. A general increase in all other operating expense categories was due to normal operating growth and growth due to the branch acquisitions.

Income Taxes

The Company incurred an income tax liability of $404,000 for the 1996 three-month period compared to $305,000 for the same period in 1995 due to the increase in taxable income. This liability is based on an expected effective tax rate of approximately 25%.


COMPARISON OF THE RESULTS OF OPERATION FOR THE SIX MONTHS
ENDED JUNE 30, 1996, AND 1995

Net income for the six-month period ended June 30, 1996 was $2.1 million as compared to $1.6 million for the same period in 1995, or a 29.25% increase. Net income per common share not subject to put/call increased from $1.61 in 1995, to $1.94 in 1996. Return on average assets (annualized) decreased to 0.95% in 1996 compared to 1.04% in 1995 because of the ESOP adjustment.

Net Interest Income

Net interest income for the 1996 six-month period was $8.6 million, an increase of 17.32% over the $7.4 million for the 1995 period. Average earning assets have increased 25.5% from the six months ended June 30, 1995 to the same period June 30, 1996. This increase coupled with an average net interest margin of 4.68% in 1996 compared to 5.03% in 1995 more than offset an increase of 6.25% in the average rate paid on interest bearing liabilities. See further discussion of Net Interest Income in the "Comparison of the Results of Operations for the Three Months Ended June 30, 1996 and 1995" above.

Provision for Loan Losses

The provision was increased to $750,000 for the 1996 period, from $390,000 for the same period in 1995. See further discussion of Provision for Loan Losses in the "Comparison of the Results of Operations for the Three Months Ended June 30, 1996 and 1995" above.

Other Operating Income and Expenses

Service charges on deposit accounts increased due to increases in the number of deposit accounts and account transactions. Fiduciary service fees are up due to an increase in volume of accounts handled. Non-interest expense during the 1996 six month period increased 691,615 or 10.14% over the 1995 period due to normal growth. Salaries and other personnel expenses increased by $107,000 or 3% due to normal salary increases. These increases were offset by deferred costs related to the origination and acquiring of loans under SFAS No. 91. SFAS No. 91 requires that non-refundable fees and certain costs related to the origination and acquiring of loans be recognized over the life of the related loans as a yield adjustment, and, therefore, not accounted for as income or expense immediately. Net occupancy and furniture and fixture expenses are up due to increased depreciation related to acquisitions in association with renovating Laurens Center to include the corporate offices. The Bank's FDIC assessment decreased by $306,000 or 100% due to decreased insurance premiums being charged by the FDIC because the Bank Insurance Fund is fully funded. Other non-interest expenses are up $344,000 or 31.74% due to a general increase in all other operating expense categories due to normal growth and growth associated with the acquisition of the three former First Union branches.

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

         3.2 By-Laws: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

         4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1--.4

         4.2           Bylaws of the Registrant: Included in Exhibit 3.2

         4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

         27.1          Financial Data Schedule


(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
 L. Leon Patterson
 Chairman and Chief Executive Officer


 /s/Paul W. Stringer
 Paul W. Stringer
 President and Chief Accounting Officer

Date: August 6, 1996

EXHIBIT INDEX

Exhibit No.                         Description

27.1                                Financial Data Schedule