Form 10-Q
period 1996-09-30
PALMETTO BANCSHARES INC
filed 1996-11-12
CIK 706874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                                     OR
____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                                    74-2235055
    ---------------------------------                   -----------------------
    (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

                               301 Hillcrest Drive
                             Laurens, South Carolina
                                      29360
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 984-4551
               --------------------------------------------------
              ( Registrant's telephone number, including area code)



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
            for the past 90 days. Yes X     No
                                     ----   ----

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding at November 1, 1996
          -----------------------------     -------------------------------
          Common stock, $5.00 par value               3,005,829

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
            For the Quarter and Nine Months Ended September 30, 1996



                                INDEX                      Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
at September 30, 1996 and December 31, 1995                      1

Consolidated Statements of Operations for the Three
Months Ended September 30, 1996 and 1995                         2

Consolidated Statements of Operations for the Nine
Months Ended September 30, 1996 and 1995                         3

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 1996 and 1995                         4

Notes to Consolidated Interim  Financial Statements          5 - 9

Management's Discussion and Analysis of Financial
Condition and Results of Operations                        10 - 19

PART II - OTHER INFORMATION                                20 - 21
SIGNATURES                                                      22

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                                                        September 30,       December 31,
                                                                                           1996                  1995


                                                                                     -----------------------------------
                                                                                       (unaudited)
Assets

Cash and due from banks                                                                 $28,121,322         $ 22,921,841
Federal funds sold                                                                          678,707            2,096,752
Investment securities available for sale (amortized  cost of
     $18,303,732 and $38,580,347 in 1996 and 1995, respectively)                         18,450,755           39,615,105
Investment securities held to maturity (market values of $66,169,470
     and $44,548,986 in 1996 and 1995, respectively)                                     66,811,529           43,788,656
Loans held for sale                                                                       5,416,615                    0
Loans                                                                                   317,987,498          255,186,659
     Less allowance for loan losses                                                      (4,399,246)          (3,700,216)
                                                                             --------------------------------------------
                 Loans, net                                                             313,588,252          251,486,443

Premises and equipment, net                                                              12,010,249           10,709,912
Accrued Interest                                                                          3,104,208            2,547,791
Other assets                                                                              7,241,627            3,074,240
                                                                             --------------------------------------------
                                 Total assets                                          $455,423,264         $376,240,740
                                                                             ============================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                62,822,413           53,447,631
     Interest-bearing                                                                   328,412,648          276,211,852
                                                                             --------------------------------------------
                 Total deposits                                                         391,235,061          329,659,483

Securities sold under agreements to repurchase                                           10,716,896            7,545,710
Commercial paper                                                                           ,901,567            6,186,855
Federal funds purchased                                                                  12,250,000            2,900,000
Other liabilities                                                                         2,305,223            2,040,011
                                                                                --------------------------------------------
                 Total liabilities                                                      425,408,747          348,332,059
                                                                                --------------------------------------------

ESOP stock subject to put/call option                                                     3,106,775            2,770,528

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
     issued 3,032,652; outstanding 3,005,829  in 1996;
      outstanding 3,014,940 in 1995                                                      15,163,260            5,054,420
Additional paid-in capital                                                                  333,243           10,442,083
Retained earnings                                                                        14,779,331           12,006,058
Treasury stock (26,823 and 17,712 shares in 1996 and
       1995, respectively)                                                                 (351,736)            (230,256)
Net unrealized gain on investment securities available for sale                              90,419              636,376
ESOP stock subject to put/call option, 266,295 common shares at $11.67 per share in 1996 and 286,113 common
     shares at $9.68 per share in 1995                                                   (3,106,775)          (2,770,528)
                                                                                   --------------------------------------------
                 Total shareholders' equity                                               26,907,742           25,138,153
                                                                                   --------------------------------------------

                 Total liabilities and shareholders' equity                             $455,423,264         $376,240,740
                                                                                   ============================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                1996              1995
                                                                --------------------------------------------
Interest income:
  Interest and fees on loans                                                 $7,081,488           $5,482,254
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                 443,739              819,799
     State and municipal                                                        449,408              403,033
     Mortgage backed securities                                                 334,788                    0
  Interest on Federal funds sold                                                 10,786               76,633
                                                                 --------------------------------------------
                 Total interest income                                        8,320,209            6,781,719
                                                                 --------------------------------------------

Interest expense:
  Interest on deposits                                                        3,217,382            2,694,566
  Interest on securities sold under agreements to repurchase                    125,177              121,107
  Interest on Federal funds purchased                                            58,696                    0
  Interest on commercial paper                                                   82,618               91,644
                                                                 --------------------------------------------
                 Total interest expense                                       3,483,873            2,907,317
                                                                 --------------------------------------------

                 Net interest income                                          4,836,336            3,874,402
Provision for loan losses                                                       350,000              300,000
                                                                 --------------------------------------------
                 Net interest income after provision for
                    loan losses                                               4,486,336            3,574,402
Non-interest income:
  Service charges on deposit accounts                                           719,928              629,593
  Fees for trust services                                                       210,000              185,000
  Investment securities gains (losses)                                            3,438              (10,711)
  Bankcard income                                                               161,832              152,517
  Other income                                                                  187,976              166,505
                                                                 --------------------------------------------
                 Total non-interest income                                    1,283,174            1,122,904

Non-interest expenses:
  Salaries and other personnel expense                                        1,843,948            1,787,022
  Net occupancy expense                                                         390,425              319,159
  Furniture and equipment expense                                               375,660              290,134
  FDIC assessment                                                                 1,500               29,529
  Postage and supplies expense                                                  224,501              169,440
  Advertising expense                                                           160,138               97,983
  Telephone expense                                                             131,053              101,064
  Bankcard expense                                                              196,523              148,827
  Other expense                                                                 709,058              368,190
                                                                                ----------------------------
 Total non-interest expenses                                                  4,032,806            3,311,348

 Income before income taxes                                                   1,736,704            1,385,958
Income tax provision                                                            455,000              340,000
                                                                              --------------------------------

                 Net income                                                  $1,281,704           $1,045,958
                                                                         =====================================

                 Increase in fair value of ESOP stock                           (32,460)                   0
                                                                            ==================================

                 Net income on common shares not subject to put/call          $1,249,244           $1,045,958
                                                                          ============================================

                 Net income  per common share not subject to put/call              $0.46                $0.35
                                                                          ============================================

Cash dividends declared per share                                                   $0.20                $0.15
                                                                          ============================================

Weighted average shares outstanding                                             3,005,829            3,012,471
                                                                         ============================================

Weighted average shares outstanding not subject to put/call                      2,739,828            3,012,471
                                                                          ============================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)



                                                                                                  1996                 1995
                                                                                     --------------------------------------------
Interest income:
  Interest and fees on loans                                                                    $19,504,393          $15,480,150
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                   2,410,763            2,060,621
     State and municipal                                                                            989,784            1,126,414
     Mortgage backed securities                                                                     612,409                    0
  Interest on Federal funds sold                                                                     67,418              335,618
                                                                                     --------------------------------------------
                 Total interest income                                                           23,584,767           19,002,803
                                                                                     --------------------------------------------

Interest expense:
  Interest on deposits                                                                            9,288,486            7,153,948
  Interest on securities sold under agreements to repurchase                                        353,310              350,790
  Interest on Federal funds purchased                                                               246,979                    0
  Interest on commercial paper                                                                      226,406              251,627
  Interest on note payable to a bank                                                                      0               13,389
                                                                                     --------------------------------------------
                 Total interest expense                                                          10,115,181            7,769,754
                                                                                     --------------------------------------------

                 Net interest income                                                             13,469,586           11,233,049
Provision for loan losses                                                                         1,100,000              690,000
                                                                                     --------------------------------------------
                 Net interest income after provision for
                    loan losses                                                                  12,369,586           10,543,049
Non-interest income:
  Service charges on deposit accounts                                                             2,044,432            1,810,949
  Fees for trust services                                                                           611,959              551,389
  Investment securities gains ( losses)                                                              15,941             (122,206)
  Bankcard income                                                                                   470,800              474,110
  Other income                                                                                      548,538              462,967
                                                                                     --------------------------------------------
                 Total non-interest income                                                        3,691,670            3,177,209

Non-interest expenses:
  Salaries and other personnel expense                                                            5,472,076            5,308,385
  Net occupancy expense                                                                           1,095,728              882,324
  Furniture and equipment expense                                                                 1,110,000              806,905
  FDIC assessment                                                                                     2,000              337,152
  Postage and supplies expense                                                                      663,654              525,745
  Advertising expense                                                                               527,598              373,367
  Telephone expense                                                                                 343,131              300,738
  Bankcard expense                                                                                  554,581              466,227
  Other expense                                                                                   1,760,970            1,134,256
                                                                                     --------------------------------------------
                 Total non-interest expenses                                                     11,529,738           10,135,099
                                                                                     --------------------------------------------

                 Income before income taxes                                                       4,531,518            3,585,159
Income tax provision                                                                              1,157,000              920,000
                                                                                     --------------------------------------------

                 Net income                                                                      $3,374,518           $2,665,159
                                                                                     ============================================

                 Increase in fair value of ESOP stock                                              (336,247)                   0
                                                                                     ============================================

                 Net income on common shares not subject to put/call                             $3,038,271           $2,665,159
                                                                                     ============================================

                 Net income  per common share not subject to put/call                                 $1.11                $0.88
                                                                                     ============================================

Cash dividends declared per share                                                                     $0.60                $0.45
                                                                                     ============================================

Weighted average shares outstanding                                                               3,008,157            3,014,337
                                                                                     ============================================

Weighted average shares outstanding not subject to put/call                                       2,729,823            3,014,337
                                                                                     ============================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)



                                                                                                         1996                  1995
                                                                                                       ----------------------------

Cash flows from operating activities:
  Net income                                                                                        $3,374,518           $2,665,159
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                                       1,270,805              809,527
                 (Gain)/loss on sale of investment securities available for sale                       (15,941)             122,206
                 Gain on sale of loans                                                                 (42,964)                   0
                 Provision for loan losses                                                           1,100,000              690,000
                 Origination or acquisition of loans held for sale                                (119,644,189)                   0
                 Sale of loans held for sale                                                       114,270,538                    0
                 Change in accrued interest receivable                                                (556,417)            (781,639)
                 Change in other assets                                                             (4,366,359)             360,679
                 Change in other liabilities, net                                                      606,990              291,140
                                                                                        --------------------------------------------

                                 Net cash provided by(used in) operating activities                 (4,003,019)           4,157,072

Cash flows from investing activities:
  Net decrease  in federal funds sold                                                                1,418,045            3,218,599
  Purchase of investment securities held to maturity                                               (23,357,285)         (23,410,903)
  Purchase of investment securities available for sale                                              (9,991,019)         (14,050,760)
  Proceeds from maturities of investment securities held to maturity                                 5,000,000            8,228,721
  Proceeds from maturities of investment securities available for sale                               1,272,000                    0
  Proceeds from sale of investment securities held to maturity                                               0            2,238,668
  Proceeds from sale of investment securities available for sale                                    28,995,446            5,878,380
  Principal paydowns on mortgage-backed securities                                                   1,588,597                    0
  Net increase in loans                                                                            (69,536,100)         (28,723,489)
  Purchases of premises and equipment                                                               (2,117,620)          (1,408,991)
                                                                                        --------------------------------------------

                                 Net cash used in investing activities                             (66,727,936)         (48,029,775)

Cash flows from financing activities:
  Net increase in transaction and savings accounts                                                   8,392,658            2,430,061
  Net increase(decrease) in certificates of deposit                                                   (217,578)          27,357,920
  Acquisition of deposits, net                                                                      53,242,183                    0
  Net increase in securities sold under agreements to repurchase                                     3,171,186            6,428,018
  Net increase in commercial paper                                                                   2,714,712            1,490,977
  Net increase in federal funds purchased                                                            9,350,000            8,000,000
  Repayments on note payable to a bank                                                                       0             (478,959)
  Proceeds from issuance of common stock                                                                     0               12,450
  Purchase of treasury stock                                                                          (121,480)            (230,256)
  Dividends paid                                                                                      (601,245)            (452,333)
                                                                                        --------------------------------------------

                                 Net cash provided by financing activities                          75,930,436           44,557,878
                                                                                        --------------------------------------------

Net increase in cash and cash equivalents                                                            5,199,481              685,175
Cash and due from banks at beginning of the period                                                  22,921,841           18,377,297
                                                                                        --------------------------------------------

Cash and due from banks at end of the period                                                       $28,121,322          $19,062,472
                                                                                        ============================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                               10,065,328            7,512,377
                                                                                        ============================================
     Income taxes                                                                                    1,441,000              879,819
                                                                                        ============================================

Supplemental schedule of non-cash investing and financing transactions:
          Unrealized gain on investment securities available for sale                                   90,419              636,376
                                                                                        ============================================
          Securitization of mortgage loans                                                           6,334,291                    0
                                                                                        ============================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes to Consolidated Interim Financial Statements


1.  Basis of Presentation

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1995.
     All common stock share information contained in this quarterly report has been retroactively restated to reflect the stock split effected on October 15, 1996.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.


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

3.  Investment Securities

     The carrying and market values of investment securities held to maturity are summarized as follows:

                                                      September 30, 1996
                                                 Carrying Value             Market Value


U.S. Government agencies                            $16,013,500               $15,713,240
State and municipal                                  25,612,551                25,751,771
Mortgage-backed securities                           25,185,478                24,704,459
Total                                               $66,811,529               $66,169,470



                                                            December 31, 1995
                                                     Carrying Value            Market Value
U.S. Treasury and U.S.
      Government agencies                           $15,032,602               $15,175,600
State and  municipal                                 22,592,824                23,183,380
Mortgage-backed securities                            6,163,230                 6,190,006
Total                                               $43,788,656               $44,548,986

     The amortized cost and market values of investment securities available for sale are as follows:


                                                         September 30, 1996
                                                   Cost Basis                 Market Value
U.S. Treasury                                       $11,244,910               $11,184,555
State and  municipal                                  7,058,822                 7,266,200
Total                                               $18,303,732               $18,450,755







                                                       December 31, 1995
                                              Cost Basis               Market Value
U.S. Treasury and U.S.
     Government agencies                            $29,995,691               $30,686,225
State and  municipal                                  8,584,656                 8,928,880
Total                                               $38,580,347               $39,615,105


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

     Investments with an aggregate carrying value of approximately $41 million and $54 million at September 30, 1996, and December 31, 1995, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.


4.  Loans

     A summary of loans, by classification, follows:



                                                  September 30, 1996           December 31, 1995


Commercial, financial and agricultural                  $61,115,098                 $45,377,386
Real estate - construction                                8,423,100                   5,452,663
Real estate - mortgage                                  177,598,100                 149,017,139
Installment loans to individuals                         70,848,200                  55,339,471
Total                                                  $317,987,498                $255,186,659


     The following is a summary of activity affecting the allowance for loan losses for the periods indicated:



                                        For the three months ended
                                              September 30
                                       1996                       1995

Balance at beginning of period    $4,183,046                   $3,068,366
   Provision for loan losses         350,000                      195,000
   Loan recoveries                    34,595                       68,698
   Less loans charged-off          (168,395)                    (177,964)
Balance at end of period          $4,399,246                   $3,154,100



                                          For the nine months ended
                                              September 30,
                                           1996                       1995

Balance at beginning of period         $3,700,216                 $3,016,464
   Provision for loan losses            1,100,000                    390,000
   Loan recoveries                        133,699                     94,195
   Less loans charged-off               (534,669)                  (346,559)
Balance at end of period               $4,399,246                 $3,154,100



The Bank had outstanding, unused commitments as of September 30, 1996 as follows:

Home equity loans                                    $8,606,000
Credit cards                                         19,431,000
Commercial real estate development                    5,132,000
Other unused lines of credit                          9,620,000
                                                    $42,789,000
Standby letters of credit                            $1,891,000

5.  Deposits

   A summary of deposits follows:


                                     September 30,                December 31,
                                          1996                       1995

Transaction accounts                $137,556,977                $114,380,010
Savings deposits                      28,883,227                  20,261,624
Insured  money  market accounts       43,121,152                  42,113,681
Time deposits over $100,000           35,997,488                  39,629,516
Other time deposits                  147,000,586                 113,392,152
Premium on deposits  acquired        (1,324,369)                   (117,500)
Total                               $391,235,061                $329,659,483

                            PALMETTO BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1995
TO SEPTEMBER 30, 1996

General

     On April 15, 1996, the Bank acquired three existing branches of First Union National Bank of South Carolina. The Bank assumed deposits of approximately $54 million, but assumed no loans.

     On August 13, 1996, the Board of Directors approved a three-for-one stock split effected in the form of a 200% stock dividend to each holder of Common Stock on September 12, 1996 (the "Stock Split"), contingent upon shareholder approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 2 million to 10 million. On October 15, 1996, the shareholders voted to approve the Articles Amendment and the stock split was effected. All common stock share information contained in this quarterly report has been retroactively restated to reflect the stock split.

     In November 1996, the Bank plans to begin operating its Telephone Banking Center (TBC), an in-house sales and service center. The TBC will provide our customers with more options to do their banking business and will offer extended service hours. The Bank currently has four full-time telephone bankers in training. The telephone bankers will have the ability to take loan applications and new deposit account information over the phone. The information will then be forwarded to the appropriate branch for follow-up.

Assets

     Liquid assets which include cash, federal funds sold, and investments available for sale decreased by $17.4 million for the nine-month period. This represents a decrease of 27%. This decrease was largely due to the sale of $29 million in available for sale securities and a decrease of $1.4 million in the amount of federal funds sold. These decreases were partially offset by an increase in cash and due from banks of $5.2 million.

     Investment securities held to maturity increased during the nine-month period by $23 million, or 53%. This increase was a result of the funds received from the acquisition of the new branches.

     Loans, net, increased by $62.1 million, or 25%, during the nine-month period as a result of conscious efforts to grow the loan portfolio in order to make the best use of the deposits acquired in the First Union branch acquisitions. The allowance for loan losses increased

19% as a result of the increase in loan volume. The loan loss reserve to total loans is 1.38% at September 30, 1996 compared to 1.37% at September 30, 1995.

     In the current year, the Company commenced the origination and sale of mortgage loans through its mortgage servicing department. As a result, the Company has $5.4 million in Loans Held for Sale at September 30, 1996. The Company already has commitments to sell these loans in October and November 1996. These loans are held at the lower of cost or market with no adjustments for market value in the current period. Due to the Bank's new activity in the mortgage banking area, the Bank now recognizes originated mortgage servicing rights (OMSR's) and purchased mortgage servicing rights (PMSR's). The mortgage servicing rights related to the mortgage servicing department's activities are discussed below under "Accounting and Reporting Matters." Loans serviced for the benefit of others amounted to approximately $115 million at September 30, 1996.

     Other assets increased by $4.2 million, or 136% due to $2.7 million in goodwill recorded with the purchase of the First Union branches. Other assets also increased due to the capitalization of approximately $1.5 million in purchased mortgage servicing rights referred to in the previous paragraph. These increases were slightly offset with related amortization and amortization of various prepaids.

     Accrued interest increased by $0.6 million or 22% because interest earning assets have increased significantly since year end. Investment securities held to maturity and loans combined have increased almost 30% since the beginning of the year.

Liabilities and Shareholders' Equity

     Deposit balances increased by 18% during the period, from $329.7 million to $391.2 million. The increase was due to the acquisition of the three aforementioned branches.

     Securities sold under agreements to repurchase have increased by $3.2 million or 42%, and commercial paper associated with the alternative commercial sweep accounts increased by $2.7 million or 44%. These changes are the result of normal fluctuations in the accounts.

     Other liabilities increased by $265,000, or 13%, due primarily to increased accruals for expenses for taxes and other operating expenses.

     Total shareholders equity increased by $1.8 million, for the nine-month period as a result of net income of $3.4 million; less dividends paid of $0.6 million; an unrealized gain on investment securities available for sale of $90,000 compared to an unrealized gain of $636,000 at December 31, 1995; the purchase of treasury stock for $121,000; and the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $336,000.

     The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan are subject to the put/call feature. Accordingly, the 266,295 shares currently in the Plan are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated April 1, 1996, values the stock at $35 per share before the three-for-one stock split (after split price equals $11.67 per share).

Liquidity

     Asset-Liability Management involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the bank's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

     Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slightly slower than rate sensitive liabilities. This analysis, however, does not take into account the dynamics of the marketplace. Many leading analysts are predicting a 25 basis point increase in the prime rate before the end of the year. If this happens, the Company does not feel that net interest income would be adversely affected. Many of the loans in our portfolio are linked to prime and would reprice more quickly than our deposits, a good portion of which are time deposits.

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At September 30, 1996, the Company's liquidity ratio was approximately 16%.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowing. The Company currently has no debt outstanding and has declared $0.60 per share in dividends so far in 1996. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. See "Capital Resources" below.

Capital Resources

     As of September 30, 1996, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "adequately capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

                                                                                             Adequately
                                              As of             Well Capitalized             Capitalized
                                            9/30/96              Requirement                Requirement
 --------------------------------------- ---------------- ----------------------------------------------

Company:
   Total Risk-based Capital                   8.36%                  10.0%                      8.0%
   Tier 1 Risk-based Capital                   7.11                   6.0                        4.0
   Leverage Ratio                              5.15                   5.0                        4.0
Primary Capital to Assets                      7.49

Bank:
   Total Risk-based Capital                    8.28                   10.0                       8.0
   Tier 1 Risk-based Capital                   7.03                   6.0                        4.0
   Leverage Ratio                              5.09                   5.0                        4.0
Primary Capital to Assets                      7.20
---------------------------------------- ---------------- ----------------------------------------------


     Because the total risk-based capital ratio is 8.36%, the Company is defined to be "adequately-capitalized" under currently applicable regulatory guidelines. Due to the infusion of approximately $54 million in deposits related to the acquisition of the three branches, the Company's ratios have dropped from the "well-capitalized" category into the "adequately-capitalized" category. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines.

     On March 11, 1996, the Company purchased 9,111 shares of Treasury Stock for $121,480.

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

     In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. The Company recently commenced the origination, purchasing, and sale of mortgage loans. At September 30, 1996, the Company shows net mortgage servicing rights of $1.5 million related to these loans. The mortgage servicing rights are being amortized over a nine-year period. The rights are also evaluated at each quarter end for possible impairment.

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

     In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement will become effective for transactions occurring after December 31, 1996. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. This statement contains special provisions that deal with servicing assets and liabilities, which supersede SFAS No. 122, but this statement retains the impairment and amortization approaches contained in SFAS No. 122. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements in 1997.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1996, AND 1995


     Net income for the three months ended September 30, 1996 was $1,282,000, an increase of 23% from the $1,046,000 reported for the same period in 1995. Net income per common share not subject to put/call was $0.46 for the 1996 period as compared with $0.35 for the comparable period in 1995.

Net Interest Income

     The largest component of the Company's net income is the Bank's net interest income, defined as the difference between gross interest and fees on earnings assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

     For the three-month period ended September 30, 1996, net interest income was $4.8 million, which represented a 25% increase from the same period in 1995. This increase was the result of increases in the volume of earning assets. Earning assets averaged $401.4 million and $320.1 million during the third quarters of 1996 and 1995, respectively. The increases in volume were due to the growth of loans and planned investment in securities in response to the branch acquisitions. The average net interest margin for the 1996 period was 4.73%, compared to 4.80% for the same period in 1995. The decrease in the net interest margin is due to the fact that the Bank has been utilizing more federal funds purchased and securities sold under agreements to repurchase in response to the increased loan volume. These short-term borrowings cost more than the Company's average cost of deposits as a source of funds.

     Interest income on loans increased 29% due to increased volume. Interest income on investments remained constant at $1.2 million during the 1996 period compared to the corresponding period in 1995 due to significant sales of available-for-sale securities in 1996 compared to the same period in 1995. Interest income on federal funds sold decreased due to decreased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.40% for the three months ended September 30, 1995 to 8.24% for the three months ended September 30, 1996. The prime interest rate remained constant at 8.25% for the quarter.

     Total interest expense increased by 20% during the 1996 period mostly due to an increased volume of deposits from September 30, 1995 compared to September 30, 1996. This increase is mostly due to the acquisition of the First Union branches in the second quarter. Since then deposit growth has been relatively flat. Many financial institutions in the upstate market have been offering deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. The Company has recently commenced more aggressive deposit pricing and some certificate of deposit specials targeted at selected customer segments in an effort to increase its liquidity. The Company expects the competitive deposit rate environment to continue. In addition, the Company has increased its short-term borrowings, primarily in the form of federal funds purchased. Average total interest-bearing liabilities (including deposits, securities sold under agreements to repurchase, commercial paper, and federal funds purchased), increased by 28% from September 30, 1995 to September 30, 1996. The average rate paid on interest bearing liabilities decreased from 4.2% during the three-month period in 1995, to 3.9% during the 1996 period. The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment.

Provision for Loan Losses

     The provision for loan losses was $350,000 for the 1996 period, compared to $300,000 in 1995. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income

     Total non-interest income increased by $160,000 or 14% for the three months ended September 30, 1996, as compared to the same period in 1995. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $90,000 or 14% during the 1996 period compared to the same period in 1995 due primarily to increased deposit accounts and increased transactions.

     The second largest contributor to non-interest income is fees for trust services, which increased $25,000 or 14% due to new business and increased assets under management.

     Another component of non-interest income is other income, which includes insurance commission income, which increased approximately $10,000 due to the increased loan volume, and safe deposit box rental income, which increased by $6,000 as a result of the safe deposit boxes acquired with the new branches.

Other Operating Expenses

     Total non-interest expenses increased by $721,000, or 22% during the 1996 three-month period over the same period in 1995. The largest contributor to this increase was the other expense line item, which increased $341,000 or 93%. Other expense consists of many items, including personalized deposit supplies, professional services, sundry losses, armored car courier expense, correspondent bank charges, credit insurance premiums, core deposit premium amortization and goodwill amortization. The foregoing expenses combined have increased $271,000 for the quarter ended September 30, 1996 compared to the same period in 1995 due to the new branches, increased accounts, and increased account activity.

     A general increase in all the other non-interest expense line items was due to normal operating growth and growth due to the branch acquisitions. See further discussion of the changes in these accounts under the heading "Other Operating Income and Expenses" in "Comparison of the Results of Operations for the Nine Months Ended September 30, 1996 and 1995" below.

Income Taxes

     The Company incurred an income tax liability of $455,000 for the 1996 three-month period compared to $340,000 for the same period in 1995 due to the increase in taxable income. This liability is based on an expected effective tax rate of approximately 25%.


COMPARISON OF THE RESULTS OF OPERATION FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1996, AND 1995

     Net income for the nine-month period ended September 30, 1996 was $3.4 million as compared to $2.7 million for the same period in 1995, or a 27% increase. Net income per common share not subject to put/call increased from $0.88 in 1995, to $1.11 in 1996. Return on average assets before effect of ESOP adjustment (annualized) remained fairly constant at 1.07% in 1996 compared to 1.08% in 1995.

Net Interest Income

     Net interest income for the 1996 nine-month period was $13.5 million, an increase of 20% over the $11.2 million for the 1995 period. Average earning assets have increased 26% from the nine months ended September 30, 1995 to the same period September 30, 1996. The average net interest margin decreased from 4.97% for the nine months ended

September 30, 1995 to 4.73% for the nine months ended September 30, 1996. The decline in the net interest margin is primarily due to a decrease in the prime interest rate, an especially competitive deposit rate environment, and higher funding costs from short-term borrowings.

     The yield on average earning assets, which includes loans and investment securities, decreased from 8.40% for the nine months ended September 30, 1995 to 8.27% for the nine months ended September 30, 1996. The average rate paid on interest bearing liabilities decreased from 4.09% during the nine-month period in 1995, to 4.04% during the 1996 period. See further discussion of Net Interest Income in the "Comparison of the Results of Operations for the Three Months Ended September 30, 1996 and 1995" above.

Provision for Loan Losses

     The provision was increased to $1.1 million for the 1996 period, from $690,000 for the same period in 1995. The net charge-off ratio decreased from 0.22% to 0.18% for the nine-month period ended September 30, 1995 and 1996, respectively. See further discussion of Provision for Loan Losses in the "Comparison of the Results of Operations for the Three Months Ended September 30, 1996 and 1995" above.

Other Operating Income

     Other operating (non-interest) income increased by 16% for the 1996 nine-month period compared to the same period in 1995. Service charges on deposit accounts, the largest component of non-interest income, increased 13% due to increases in the number of deposit accounts, account transactions, and improved collection efforts.

     Fees for trust services are up 11% to $612,000 for the nine-months ended September 30, 1996, from $551,000 for the same period in 1995. At September 30, 1996, the trust department had assets under management of approximately $112 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management.

Other Operating Expenses

     Non-interest expense during the 1996 nine-month period increased $1.4 million or 14% over the 1995 period due to normal growth and growth related to the acquisition of the new branches.

     Salaries and other personnel expenses increased by $164,000 or 3% to $5.5 million for the nine-month period ended September 30, 1996 from $5.3 million at September 30, 1995. These increases were offset by deferred costs related to the origination and acquiring of loans under SFAS No. 91. If the effects of SFAS No. 91 are ignored, salaries and benefits would have increased 24% since September 30, 1995. Full-time equivalent employees rose to 247 as of September 30, 1996 from 221 at September 30, 1995. The staffing cost increases can be attributed to the acquisition of the three branches, additional personnel hired to support the internal growth in the mortgage servicing department, and personnel hired to begin the Company's telephone banking center.

     Net occupancy and furniture and fixture expenses are up 31% to $2.2 million for the nine months ended September 30, 1996, from $1.7 million for the same period in 1995. This increase is primarily related to the increased depreciation related to the new branches. This increase is also due to renovating Laurens Center to include the corporate offices and updating the Bank's telephone system.

     The Bank's FDIC assessment decreased by $335,000 or 99% due to decreased insurance premiums being charged by the FDIC because the Bank Insurance Fund
(BIF) is fully funded. The Bank's FDIC assessment is currently set at zero, although the bank will pay a $2,000 annual fee.

     Postage and supplies expense increased $55,000 or 33%. With the acquisition of the three branches, the Bank's customer base has increased significantly resulting in increased postage costs for statement and marketing mailings.

     Other non-interest expenses are up $627,000 or 55%. Other expense consists of many items, including personalized deposit supplies, professional services, sundry losses, armored car courier expense, correspondent bank charges, credit insurance premiums, core deposit premium amortization and goodwill amortization. The foregoing expenses combined have increased $507,000 for the nine months ended September 30, 1996 compared to the same period in 1995 due to the branch acquisitions, increased accounts, and increased account activity.


INDUSTRY DEVELOPMENTS

     Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Among the recently enacted bills is legislation to assess BIF members with one-fifth of the assessment rate imposed upon thrifts to cover the annual $780 million Financing Corp. (FICO) bond obligation. This assessment computes to 1.29 basis points for banks in the years 1997 -- 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated to run about
2.5 basis points for banks). The Company is unable to assess the impact of other legislation on its financial condition or operations at this time.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At a special meeting of shareholders held on October 15, 1996, the shareholders voted to amend the Company's articles of incorporation to increase the Company's number of authorized shares of common stock from 2 million to 10 million. The par value of each share remains at $5. Of 1,001,943 shares eligible to vote, 894,055 shares were represented at the special meeting, and the vote was as follows:

         For                         Against              Abstained
         885,585 shares              0 shares            8,470 shares

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         Exhibit No.   Description

         3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S- 4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

         3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by reference to
                       Exhibit 4.1.2 to the Company's Registration
                       Statement on Form S-8, filed with the
                       Securities and Exchange Commission
                       on August 20, 1992

         3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina.

         3.2 By-Laws: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-
                       4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

         4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 -- .5

         4.2           Bylaws of the Registrant: Included in Exhibit 3.2

         4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

         27.1          Financial Data Schedule


(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
 L. Leon Patterson
 Chairman and Chief Executive Officer


 /s/Paul W. Stringer
 Paul W. Stringer
 President
(Chief Accounting Officer)

Date: November 6, 1996

                                  EXHIBIT INDEX

Exhibit No.                         Description

3.1.5                               Articles of Amendment

27.1                                Financial Data Schedule