Form 10-K405
period 1996-12-31
PALMETTO BANCSHARES INC
filed 1997-03-31
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from __________ to __________

Commission file number  0-26016

                            PALMETTO BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

South Carolina                                            74-2235055
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

301 Hillcrest Drive, Laurens, South Carolina         29360
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number - (864) 984 - 4551

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5.00 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997, was $47,339,640, based on the most recent sales price of $20.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

         Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of the latest practicable date.      3,041,952 as of
March 11, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Annual Report 1996, mailed to shareholders on March 14, 1997: Incorporated by reference in Part II of this Form 10-K.

         The Company's Supplemental Annual Report 1996, mailed to shareholders on March 14, 1997: Incorporated by reference in Parts I and II of this Form 10-K.

         The Company's Proxy Statement dated March 14, 1997 with respect to an Annual Meeting of Shareholders to be held April 15, 1997: Incorporated by reference in Part III of this Form 10-K.

                            PALMETTO BANCSHARES, INC.
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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


                                                      PART IV

Item 14.      Exhibits and Financial Statement Schedules and Reports on Form 8-K


                                     PART I


Item 1.  Business

Palmetto Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), Bancshares engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, and Cherokee counties. The Bank is a state, non-member bank which was organized and chartered under South Carolina law in 1906. There are 24 full service branch offices in addition to the headquarters located in Laurens, South Carolina.

The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank's Dealer Finance Department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. In the later part of 1995, the Bank started a mortgage banking operation to continue to meet a broader range of its customers' financial service needs. This mortgage banking operation was in full operation by March 1996:
originating, selling, and servicing mortgage loans.

At December 31, 1996, Bancshares had total assets of $468.4 million, loans outstanding of $333.0 million and deposits of $412.4 million. This compares with total assets of $376.2 million, loans outstanding of $255.2 million and deposits of $329.7 million, at December 31, 1995; and with total assets of $312.1 million, loans outstanding of $215.4 million and deposits of $274.5 million, at December 31, 1994.

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

Growth
On April 15, 1996, the Bank acquired three existing branches of First Union National Bank of South Carolina. These branches are located in Gaffney and Blacksburg in Cherokee County and Ninety-Six in Greenwood County. The bank assumed deposits of approximately $54 million, but assumed no loans. The Bank is leasing the Gaffney branch building. For additional information concerning the branch acquisition, see page 2 of the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

Management continually reviews opportunities to expand in the upstate South Carolina market that it believes to be in the best interest of the Bank and its customers.

Systems
In November 1996, the Bank began operating its Telephone Banking Center (the "TBC"), an in-house sales and service center. The TBC provides the Bank's customers with more options to do their banking business and offers extended service hours. The telephone bankers are qualified to answer account inquiries, process transactions, and provide updated rate and service information.

In September 1995, the Bank successfully completed a conversion of their data processing software. This software enables the Bank to deliver more sophisticated user friendly financial services to its customers. The Bank incurred conversion costs of approximately $1 million.

Employees
At December 31, 1996, the Bank had 257 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

Bancshares. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Bancshares is subject to regulation and supervision by the Federal Reserve. Under the BHCA, Bancshares's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA also restricts the ability of Bancshares to acquire ownership or control of more than 5% of the outstanding voting stock of banks or certain other nonbanking businesses.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. For example, under current federal law, to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized": with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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


CAPITAL ADEQUACY

Bancshares. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier

1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1996, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

The Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 1996, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio. For further discussion on the Bank's current capital rating, see pages 8 through 9 of the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.


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

Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FEDERAL DEPOSIT INSURANCE CORPORATION INSURANCE ACT ("FDICIA") (see "Other Safety and Soundness Regulations -- Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased the Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. During 1996, the insurance assessment for the Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee) due to the fact that it was "well capitalized." Because the Bank is now "adequately capitalized," it will pay insurance premiums in 1997, ranging from 0.00% to 0.27% of the average assessment base.

Under the recently enacted DEPOSIT INSURANCE FUND ACT, BIF-assessable deposits are subject to assessment for payment on the $780 million annual Financing Corporation ("FICO") bond obligation at 1/5 the rate of Savings Association Insurance Fund-assessable deposits. Accordingly, the FDIC has estimated that the annual FICO rate will be 1.30 basis points per $100 of BIF-assessable deposits in the years 1997 -- 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated at 2.5 basis points for banks).


OTHER SAFETY AND SOUNDNESS REGULATIONS

Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater,
(iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and
(C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. Bancshares and the Bank each currently meet the definition of adequately capitalized.

Brokered Deposits. Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, "well capitalized" insured depository institutions may accept brokered deposits without restriction, "adequately capitalized" insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates), while "undercapitalized" insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA (as described in the previous paragraph). Bancshares does not believe that these regulations will have a material adverse effect on its current operations.

Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC final regulations implementing those provisions, among other things, require that management report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $500 million in assets at the beginning of their fiscal year.


COMMUNITY REINVESTMENT ACT

The Bank is subject to the requirements of the COMMUNITY REINVESTMENT ACT ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received an "outstanding" rating in its most recent evaluation dated April 15, 1996.


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


Item 2.  Properties

The corporate headquarters, the telephone banking center, and the finance, operations, data processing, trust, human resources, loan administration, internal audit and marketing departments are located in a facility at 301 Hillcrest Drive, Laurens, South Carolina ("Corporate Center"). The main office of the Bank is located in a facility at 101 West Main Street, Laurens, South Carolina which also contains a three lane drive-in facility.

The Bank has twenty-four full-service branches in the Upstate region of South Carolina in the following locations: Laurens (3), Duncan, Clinton, Greenwood
(2), Ninety-Six, Fountain Inn, Hodges, Simpsonville, Anderson (2), Greenville
(4), Pendleton, Spartanburg (3), Inman, Blacksburg and Gaffney.

The Bank has automatic teller machines at the following branches: Church Street (Laurens), Clinton, Montague Street (Greenwood), Ninety-Six, Fountain Inn, Simpsonville, Haywood Road (Greenville), Howell Road (Greenville), Grove Road (Greenville), Blackstock Road (Spartanburg), Fernwood Drive (Spartanburg), Duncan, Blacksburg, Gaffney, Pendleton, Anderson and North Anderson branches. The Bank also has ATM's at two non-branch locations: the Flour Daniel office complex (Greenville) and the Clemson University campus (Clemson). In addition, the Bank owns five limited service branches in various retirement centers located in the Upstate region of South Carolina.

The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $1,400 to $99,100:

East North Street, Haywood Road, East North Street at Howell Road offices - Greenville

Spartan Centre, Blackstock Road, Fernwood Drive offices - Spartanburg

Gaffney office - Gaffney

South Main Street and Ninety-Six offices - Greenwood

North Main office - North Anderson

Offices range in size from branch locations of approximately 800 to 10,000 square feet, to the Corporate Center location of approximately 55,000 square feet. The Corporate Center underwent renovations in the current year totalling approximately $700,000. Because of the renovations, this location now houses the corporate offices, finance department, and telephone banking center. All facilities are protected by alarm and security systems which meet or exceed regulatory standards. Each facility is in good condition and capable of handling increased volume. All of the locations are considered suitable and adequate for their intended purposes.


Item 3.  Legal Proceedings

Bancshares is not engaged in any legal proceedings. From time to time the Bank is involved in legal proceedings incidental to its normal course of business as a bank. Management believes none of these proceedings is likely to have a materially adverse effect on the business of Bancshares or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on October 15, 1996, the holders of the Company's Common Stock, $5.00 par value (the "Common Stock"), approved a proposal to adopt an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Common Stock from 2,000,000 to 10,000,000 shares, as follows:

Votes For                  Against          Abstain           Broker Non-Votes
885,585 shares             0 shares         8,470 shares      0 shares

The proposal was adopted principally to permit a three-for-one stock split effected in the form of a 200% stock dividend to each holder of Common Stock on September 12, 1996 (the "Stock Split"), which was conditioned upon shareholder approval of the proposal to amend the Company's Articles of Incorporation. Prior to such amendment, the number of shares of Common Stock authorized and available for issuance was insufficient to permit the Company to effect the Stock Split.


                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

There is no public market for the common stock of Bancshares or the Bank. The last known selling price of Bancshares' common stock, based on information available to Bancshares' management, was $20 per share on March 11, 1997.

Bancshares, or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 1996, 1995, and 1994, Bancshares paid total cash dividends per share of $0.28, $0.22, and $0.18, respectively. Certain other information concerning dividends and historical trading prices is set forth on page 43 of the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by the state regulatory authorities for primary capital to asset ratios. The South Carolina Board of Financial Institutions guideline suggests a ratio of at least seven percent (7%). As of December 31, 1996, the Bank's primary capital to asset ratio was 7.35%.

As of December 31, 1996, approximately $1,643,000 was available for payment of dividends by the Bank. Prior approval of the Office of the Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank. As of December 31, 1996, there were 540 shareholders of record.


Item 6.  Selected Financial Data

The information required by this item is set forth on page 5 of the Company's Annual Report 1996, which is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain information required by this item is set forth on pages 2 through 11 of the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.
                                       7

                                      Distribution of Assets and Liabilities


(Table 1 goes here)

                                     Table 1
                     Distribution of Assets and Liabilities
                             (DOLLARS IN THOUSANDS)




                                                                                     Years Ended December 31,
                                                           1996      1996    1995       1995      1994     1994      1993    1993
                                                         Average    % of     Average     % of    Average   % of     Average  % of
ASSETS                                                   Balance    Total    Balance    Total    Balance   Total    Balance  Total

Cash and due from banks                                  $23,743     5.51%    21,724     6.35%    16,629    5.45%  14,996     5.39%
Federal funds sold                                         1,758     0.41%     3,684     1.08%     5,016    1.65%  12,709     4.56%
Taxable investment securities                             56,145     7.08%    47,618    13.91%    44,500   14.60%  40,018    14.37%
Non-taxable investment securities                         30,510    13.04%    25,777     7.53%    22,864    7.50%  21,046     7.56%
Loans, net of unearned discount                          301,839    70.08%   230,908    67.44%   204,959   67.23% 180,880    64.97%
       Less: allowance for loan losses                    (4,088)   -0.95%    (3,247)   -0.95%    (2,766)  -0.91%  (2,125)   -0.76%
                                                       -------------------------------------------------------------------------

            Net loans                                    297,751    69.13%   227,661    66.49%   202,193   66.32% 178,755    64.21%

Premises and equipment, net                               11,670     2.71%    10,275     3.00%     9,011    2.96%   6,080     2.18%
Accrued Interest                                           3,260     0.76%     2,495     0.73%     2,247    0.74%   2,001     0.72%
Other assets                                               5,881     1.37%     3,140     0.92%     2,423    0.79%   2,796     1.00%
                                                       -------------------------------------------------------------------------

            Total assets                                $430,718   100.00%   342,374   100.00%   304,883  100.00% 278,401   100.00%
                                                       =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
       Non-interest-bearing deposits                      58,440    13.57%    44,299    12.94%    42,080   13.80%  34,594    12.43%
       Interest-bearing demand                           115,674    26.86%   100,236    29.28%   100,708   33.03%  87,298    31.36%
       Savings                                            26,331     6.11%    21,518     6.28%    23,305    7.64%  23,156     8.32%
       Time                                              172,799    40.12%   128,555    37.55%    98,692   32.37%  94,189    33.83%
                                                       -------------------------------------------------------------------------

            Total deposits                               373,244    86.66%   294,608    86.05%   264,785   86.85% 239,237    85.93%

Federal funds purchased and securities sold under
       agreements to repurchase                           17,668     4.10%    12,020     3.51%     8,964    2.94%  10,239     3.68%
Commercial paper                                           8,075     1.87%     8,017     2.34%     6,312    2.07%   5,424     1.95%
Debt of the Employee Stock Ownership Plan                      0     0.00%         0     0.00%         0    0.00%     200     0.07%
Note payable to a bank                                         0     0.00%       107     0.03%       630    0.21%     933     0.34%
Other liabilities                                          2,600     0.60%     1,480     0.43%     1,324    0.43%   1,160     0.42%
                                                       -------------------------------------------------------------------------

            Total liabilities                            401,587    93.24%   316,232    92.36%   282,015   92.50% 257,193    92.38%

Shareholders equity:
       Common stock - $5.00 par value                     15,165     3.52%    15,163     4.43%    15,003    4.92%  15,126     5.43%
       Additional paid-in capital                            334     0.08%       333     0.10%       423    0.14%       0     0.00%
       Retained earnings                                  13,671     3.17%    10,615     3.10%     7,724    2.53%   6,338     2.28%
       Less debt in connection with funds used to
            acquire company shares by Employee Stock
            Ownership Plan                                     0     0.00%         0     0.00%         0    0.00%    (200)   -0.07%
       Less treasury stock                                  (312)   -0.07%      (239)   -0.07%      (282)  -0.09%     (56)   -0.02%
       Unrealized gain (loss)  on investment securities      273     0.06%       270     8.00%         0    0.00%       0     0.00%
                                                       -------------------------------------------------------------------------

             Total shareholders' equity                   29,131     6.76%    26,142     7.64%    22,868    7.50%  21,208     7.62%
                                                       -------------------------------------------------------------------------

            Total liabilities and shareholders' equity  $430,718   100.00%   342,374   100.00%   304,883  100.00% 278,401   100.00%
                                                       =========================================================================




INVESTMENT PORTFOLIO

The following table shows, as of December 31, 1996, 1995 and 1994, the book value and market values of investments in obligations of (i) the U.S. Government and its agencies, (ii) states, counties, and municipalities, and (iii) mortgage-backed securities.
                                                      TABLE 2
                                               Investment Portfolio
                                              (Dollars in Thousands)

INVESTMENTS HELD TO MATURITY



                                     1996                      1995                      1994
                                   Carrying     Market       Carrying       Market     Carrying     Market
                                     Value       Value         Value         Value       Value      Value

U.S. Treasury and U.S.
     Government agencies          $   16,006        15,891       15,033       15,176       30,537       29,908
State and municipals                  25,450        26,491       22,593       23,183       24,168       23,999
Mortgage-backed securities            24,751        24,388        6,163        6,190           -            -
                                    --------     ---------    ---------    ---------    ---------    --------

         Total                    $   66,207        66,770       43,789       44,549       54,705       53,907
                                    ========     =========    =========    =========    =========    =========

INVESTMENTS AVAILABLE FOR SALE

                                      1996                      1995                      1994
                                    Amortized    Market       Amortized      Market     Amortized    Market
                                      Cost        Value         Cost          Value       Cost       Value
U.S. Treasury and U.S.
     Government agencies          $    8,993         9,035       29,996       30,686        9,467        9,204
State and municipals                   6,977         7,205        8,584        8,929           -            -
                                    --------     ---------    ---------    ---------    ---------    --------

         Total                    $   15,970        16,240       38,580       39,615        9,467        9,204
                                    ========     =========    =========    =========    =========    =========


The following table indicates the maturities and respective yields by investment category as of December 31, 1996. Yields on tax exempt securities are stated on a tax equivalent basis using a federal tax rate of 34%.
                                                      TABLE 3
                                      Investment Portfolio Maturity Schedule
                                        (Par Value -- Dollars in Thousands)
                                                 December 31, 1996

INVESTMENTS HELD TO MATURITY


                                                 Due After             Due After
                           Due                   One Year             Five Years
                           Within                 Through               Through             Due After
                           One Year      Yield    Five Years     Yield   Ten Years    Yield   Ten Years       Yield
U.S. Treasury and
     U.S. Government
     agencies              $      -          -        15,000      6.30%       1,000      7.28%         -        -
State and municipals              -          -         2,740      8.65       16,470      7.85       6,085     7.69
Mortgage-backed securities        -          -         5,344      6.24       12,958      6.51       6,311     6.29
                             -------    -------     --------    ------     --------   -------     -------   ------

         Total             $      -          -        23,084      6.58%      30,428      7.25%     12,396     6.98%
                             =======    =======     ========    ======     ========   =======     =======   ======


INVESTMENTS AVAILABLE FOR SALE

                                                                Due After             Due After
                                           Due                  One Year             Five Years
                                         Within                  Through               Through             Due After
                                        One Year      Yield    Five Years     Yield   Ten Years    Yield   Ten Years    Yield

U.S. Treasury and U.S.
     Government agencies                $   1,500       8.12%       7,500      6.03%          -         -           -        -
State and municipals                        1,350      10.36        5,590      9.15           -         -           -        -
                                          -------    -------     --------    ------     --------   -------     -------   -----

         Total                          $   2,850       9.21%      13,090      7.35%          -         -           -        -
                                          =======    =======     ========    ======     ========   =======     =======   =====


LOAN PORTFOLIO

Management of the Company believes that the loan portfolio is adequately diversified. The table below summarizes loans by classification for the five year period ended December 31, 1996.

                                                      TABLE 4
                                            Loan Portfolio Composition
                                              (Dollars in Thousands)


                                                                                        December 31,
                                                                1996          1995          1994        1993       1992
                                                                ----          ----          ----        ----       ----
Commercial, financial and
     agricultural                                         $    68,617       45,377       32,672       31,107       26,486
Real estate-construction                                        9,598        5,453        1,941        1,156          732
Real-estate-mortgage                                          181,775      149,017      134,789      121,884      113,442
Installment loans to individuals                               72,996       55,340       46,006       37,344       31,304
                                                            ---------    ---------    ---------    ---------    ---------

         Total                                            $   332,986      255,187      215,408      191,491      171,964
                                                            =========    =========    =========    =========    =========

Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1996, total loans, net of unearned discounts, were 79% of total earning assets. Loans secured by real estate accounted for 58% of total loans as of December 31, 1996. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

The table below shows the amounts of loans at December 31, 1996, except for real estate mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated.

                                     TABLE 5
                       Maturities and Sensitivity of Loans
                          to Changes in Interest Rates
                             (Dollars in Thousands)



                                                               After 1 Year
                                                       1 Year       Through     After 5
                                                      or Less    Five Years     Years      Total

Commercial, financial and agricultural             $    27,722       32,770        8,125       68,617
Real estate-construction                                 5,251        3,852          495        9,598
                                                     ---------    ---------     --------     --------

     Total                                         $    32,973       36,622        8,620       78,215
                                                     =========    =========     ========     ========

The amounts of the preceding loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:

                                                           December 31, 1996

Predetermined interest rate                                 $   45,242
Floating or adjustable interest rate                                 -

         Total                                              $   45,242
                                                              ========


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

The following table sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1992 through December 31, 1996.

In addition to the non-performing loans disclosed below, the Company had approximately $193,000 in impaired loans at December 31, 1995. During 1995, the average recorded investment in impaired loans was approximately $211,000. Included in the allowance for loan losses at December 31, 1995 is approximately $97,000 related to these impaired loans.

During 1996, the Company charged-off some of the loans previously considered impaired and was able to reclassify others due to improved credit conditions; so that at December 31, 1996 there were no impaired loans. During 1996, the average recorded investment in impaired loans was approximately $76,000, and there is no allowance for loan losses related to impaired loans at December 31, 1996.

                                     TABLE 6
                               Nonperforming Loans
                             (Dollars in Thousands)

[zz]


                                                                        90 Days                                  Foregone
                                                                        or More                                  Interest
                                                                       Past Due                  Percentage      Income
                                                                      and not on       Total      90 Days        From
                                                            Non-         Non-          Loans      or More        Non-
                                                          Accrual      Accrual     Outstanding      Past Due    Accrual

December 31, 1996:
    Commercial, financial and agricultural           $      139         -          68,617         0.20%             4
    Real estate - construction                               -          -           9,598         0.00             -
    Real estate - mortgage                                  429         -         181,775         0.24             25
    Installment loans to individuals                        545         -          72,996         0.75             23
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $     1,113         -         332,986         0.33%            52
                                                      =========    =======      =========     ========      =========

December 31, 1995:
    Commercial, financial and agricultural                  146         -          45,377         0.32             20
    Real estate - construction                               -          -           5,453         0.00             -
    Real estate - mortgage                                  241         -         149,017         0.16             11
    Installment loans to individuals                        409          3         55,340         0.74             35
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $       796          3        255,187         0.31%            66
                                                      =========    =======      =========     ========      =========

December 31, 1994:
    Commercial, financial and agricultural                  295         -          32,672         0.90             14
    Real estate - construction                               -          -           1,941         0.00             -
    Real estate - mortgage                                   -          -         134,789         0.00              9
    Installment loans to individuals                        341         18         46,006         0.78             27
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $       636         18        215,408         0.30%            50
                                                      =========    =======      =========     ========      =========

December 31, 1993:
    Commercial, financial and agricultural                   44         -          31,107         0.14              3
    Real estate - construction                               -          -           1,156         0.00             -
    Real estate - mortgage                                  204         -         121,884         0.17             16
    Installment loans to individuals                        306         -          37,344         0.82             24
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $       554         -         191,491         0.29%            43
                                                      =========    =======      =========     ========      =========

December 31, 1992:
    Commercial, financial and agricultural                  748         -          26,486         2.82             33
    Real estate - construction                               -          -             732         0.00             -
    Real estate - mortgage                                   -          -         113,442         0.00             -
    Installment loans to individuals                        573         -          31,304         1.83             25
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $     1,321         -         171,964         0.77%            58
                                                      =========    =======      =========     ========      =========



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

The following table summarizes the activity in the allowance for loan losses for the years indicated:

                                                          1996          1995          1994          1993         1992
                                                          ----          ----          ----          ----         ----

Average loans, net of unearned discount             $    301,839        230,908       204,959       180,880     168,265
                                                      ==========     ==========    ==========    ==========    ========

Allowance for loan losses:
    Beginning balance                               $      3,700          3,016         2,394         2,064       1,671
    Add provision for loan losses                          1,450          1,140           819         1,172       1,543

Loan charge-offs:
    Commercial, financial and agricultural                   131            262           100           521         663
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    92             14            -             -           -
    Installment loans to individuals                         487            337           357           469         679
                                                      ----------     ----------    ----------    ----------    --------
Total loan charge-offs                                       710            613           457           990       1,342

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                    42             60           123            42         102
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    65             33            -             -           -
    Installment loans to individuals                         182             64           137           106          90
                                                      ----------     ----------    ----------    ----------    --------
Total recoveries of loans previously charged off             289            157           260           148         192
                                                      ----------     ----------    ----------    ----------    --------

        Net charge-offs                                      421            456           197           842       1,150
                                                      ----------     ----------    ----------    ----------    --------

Ending balance                                      $      4,729          3,700         3,016         2,394       2,064
                                                      ==========     ==========    ==========    ==========    ========

Net charge-offs to average loans, net                       0.14%          0.20%        0.10%          0.47%       0.68%
Allowance for loan losses to average
    loans, net                                              1.57           1.60         1.47           1.32        1.23
Allowance for loan losses to total loans at
    period-end                                              1.42           1.45         1.40           1.25        1.20



Losses and recoveries are charged or credited to the allowance at the time realized.

The following table summarizes the allocation of the allowance for loan losses at December 31:

                             1996                1995                1994                1993                1992
                                % of                 % of                 % of                % of                % of
                        Total   Total     Total      Total     Total      Total     Total     Total     Total     Total
Balance applicable to:
    Commercial,
       financial and
       agricultural   $ 974     20.61%       658     17.78%       457     15.15%     190       7.94%   1,020    49.42%
    Real estate -
       construction     136      2.88         79      2.14         27      0.90       -        -          -      -
    Real estate -
       mortgage       2,582     54.59      2,161     58.40      1,887     62.60      882      36.84       -      -
    Installment loans
       to individuals 1,037     21.92        802     21.68        644     21.35    1,322      55.22    1,044    50.58
                     ------   -------    -------  --------    -------   -------    -----   --------   ------   ------

          Total    $  4,729    100.00%     3,700    100.00%     3,016    100.00%   2,394     100.00%   2,064   100.00%
                     ======   =======    =======  ========    =======   =======    =====   ========   ======   ======

DEPOSITS

The following table presents average balances and average rates paid by category of deposit for the years ended December 31, 1996, 1995 and 1994:



                                     TABLE 8
                                    Deposits
                             (Dollars in Thousands)

                                     1996                              1995                            1994
                     --------------------------------  --------------------------------   -----------------------------
                                              Average                           Average                        Average
                        Average    Interest    Rate     Average     Interest     Rate      Average  Interest    Rate
                        Balance     Expense    Paid     Balance      Expense     Paid      Balance   Expense    Paid
Non-interest bearing
    demand           $   58,440         -        -      $ 44,299       -          -       $ 42,080       -        -
Interest-bearing
    demand              115,674     2,693      2.33%     100,236      2,480      2.47%     100,708    2,519      2.50%
Savings                  26,331       652      2.48       21,518        600      2.79       23,305      598      2.57%
Time                    172,799     9,379      5.43      128,555      6,907      5.37       98,692    3,634      3.68%
                      ---------   -------   -------     --------    -------    ------     --------    -----   -------

    Total deposits  $   373,244    12,724      3.41%  $  294,608      9,987      3.39%  $  264,785    6,751      2.55%
                      =========   =======   =======     ========    =======    ======     ========    =====   =======


The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100,000 as of December 31, 1996, 1995 and 1994.



                                  1996             1995                  1994
                                  ----             ----                  ----
Maturities:
     3 months or less       $        18,082           17,598             3,609
     3 through 6 months               8,569           11,722            10,828
     6 through 12 months             11,286            6,512             6,608
     Over 12 months                   4,163            3,798             2,526
                              -------------    -------------     -------------

                            $        42,100           39,630            23,571
                              =============    =============     =============


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

                                                      TABLE 9
                                            Return on Equity and Assets
                                   (Dollars in thousands, except per share data)


                                                  Years Ended December 31,
                                          1996             1995         1994

Net income                                $   4,753     $   3,602      $  2,760

Average shareholders' equity (1)          $  29,131     $  26,142      $ 22,868

Average total assets                      $ 430,718     $ 342,374      $304,883

Dividends declared                        $     842     $     652      $    530

Dividends per share (2)                   $    0.28     $    0.22      $   0.18

Net income per share (2) (3)              $    1.54     $    1.20      $   0.92

Return on average assets                       1.10%         1.05%         0.91%

Return on average equity                      16.32%        13.78%        12.07%

Dividend payout ratio                         17.72%        18.10%        19.20%

Average equity to average asset ratio          6.76%         7.64%         7.50%



(1) Excluding an accounting reclassification for shares held as ESOP stock of $3,313,474 and $2,770,528 at December 31, 1996 and 1995, respectively.

(2) These numbers have been restated to reflect the three-for-one stock split in 1996.

(3) Based on weighted average shares outstanding not subject to put call of 2,732,305; 3,010,320 and 3,000,690 for 1996, 1995 and 1994, respectively.

SHORT - TERM BORROWINGS

The following table sets forth certain information regarding short term borrowings at December 31:

                                                     TABLE 10
                                               Short-Term Borrowings
                                              (Dollars in thousands)

                                                     1996        1995      1994
                                                     ----        ----      ----

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Amount outstanding at year-end                  $ 11,636    7,546    5,252
     Average amount outstanding during year            11,601   10,228    8,596
     Maximum amount outstanding at any month end       12,694   11,680    9,551
     Weighted average rate paid at year end              4.44%    3.05%    2.85%
     Weighted average rate paid during the year          3.84%    4.31%    2.58%

FEDERAL FUNDS PURCHASED

     Amount outstanding at year end                  $  3,000    2,900       -
     Average amount outstanding during year             5,746    2,380      369
     Maximum amount outstanding at any month end       17,500    3,000       -
     Weighted average rate at year end                   7.75%    5.50%      -
     Weighted average rate paid during the year          5.45%    5.68%    5.33%

COMMERCIAL PAPER

     Amount outstanding at year end                  $  7,435    6,187    6,914
     Average amount outstanding during year             8,075    8,017    6,312
     Maximum amount outstanding at any month end        9,168    9,370    7,601
     Weighted average rate paid at year end              4.69%    3.30%    3.10%
     Weighted average rate paid during the year          3.88%    4.28%    2.72%



RATE / VOLUME ANALYSIS

The following table includes, for the years ended December 31, 1996, 1995 and 1994 interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

                                                                  TABLE 11
                                                           Rate Volume Analysis

                                                                                            1996
----------------------------------------------------------------------------------------------------------------------------------
                                                          Average              Income/                     Volume          Rate
           Assets                                         Balances             Expense         Yield       Change          Change

Cash and due from banks                                        $23,743,056
Federal funds sold                                               1,758,025          93,193      5.30%   (150,312)       (136,341)
Taxable investment securities                                   56,145,024       3,317,945      5.91%    531,645        (337,346)
Non-taxable investment securities                               30,509,807       1,927,916      6.32%    336,105        (440,631)
Loans, net of unearned discount                                301,839,222      26,851,766      8.90%  6,445,479      (1,016,949)
           Less: allowance for loan losses                      (4,088,156)
                                                   ------------------------

                Net loans                                      297,751,066

Premises an equipment, net                                      11,669,967
Accrued Interest                                                 3,259,887
Other assets                                                     5,880,932
                                                   ------------------------

                Total assets                                  $430,717,764
                                                   ========================

Liabilities and Shareholders' Equity

Liabilities:
           Deposits:
                Non-interest bearing demand                     58,440,278
                Interest-bearing demand                        115,674,106       2,692,646      2.33%    370,632        (157,441)
                Savings                                         26,330,970         652,637      2.48%    126,786         (74,569)
                Time                                           172,798,905       9,378,688      5.43%  2,389,289          82,171
                                                   ------------------------

                Total deposits                                 373,244,259      12,723,971      3.41%  2,673,251          63,617

           Federal funds purchased and
                securities sold under
                agreements to repurchase                        17,667,519         772,481      4.37%    241,152          30,469
           Commercial paper                                      8,075,339         313,092      3.88%      2,362         (29,982)
           Debt of the Employee Stock
                Ownership Plan                                           0
           Note payable to a bank                                        0
           Other liabilities                                     2,600,118
                                                   ------------------------

                Total liabilities                              401,587,235

Shareholders' equity:
           Common stock - $5.00 par value                       15,164,760
           Additional Paid-in Capital                              334,095
           Retained earnings                                    13,671,083
           Less debt in connection with
                Employee Stock Ownership Plan                            0
           Less treasury stock                                    (312,301)
           Unrealized gain (loss) on
                investment securities                              272,892
                                                   ------------------------

           Total shareholders' equity                           29,130,529
                                                   ------------------------

           Total liabilities and
                shareholders' equity                          $430,717,764
                                                   ========================

Average yield on all interest - earning assets                                                 8.25%
Average effective rate paid on all interest-bearing liabilities                                3.46%
Net yield on interest-earning assets                                                           4.71%




Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $655,491, $691,030, and $702,961 for 1996, 1995 and 1994, respectively.


The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis.
                                       18

TABLE 11
(CONTINUED)



                                                   1995                                                           1994
-----------------------------------------------------------------------------------------------------------------------------------
    Average         Income/                    Volume        Rate             Average        Income/             Volume      Rate
   Balances         Expense      Yield         Change       Change           Balances        Expense   Yield     Change     Change

  $21,723,557                                                                16,629,235
    3,683,473        379,846     10.31%       (94,788)      278,062           5,015,564      196,572    3.92%    (264,220)   85,918
   47,617,846      3,123,646      6.56%        37,873       743,900          44,500,029    2,341,872    5.26%     247,250  (214,199)
   25,777,154      2,032,442      7.88%       264,319      (299,410)         22,864,228    2,067,533    9.04%     167,724   (79,418)
  230,907,962     21,423,236      9.28%     2,508,177     1,525,505         204,958,651   17,389,554    8.48%   2,055,905  (208,367)
   (3,246,805)                                                               (2,765,847)
--------------                                                          ----------------

  227,661,157                                                               202,192,804

   10,275,067                                                                 9,010,820
    2,495,231                                                                 2,246,628
    3,140,023                                                                 2,423,656
--------------                                                          ----------------

 $342,373,508                                                               304,882,964
==============                                                          ================





   44,298,731                                                                42,079,852
  100,235,638      2,479,455      2.47%                                     100,708,482    2,518,900    2.50%     329,649    80,717
   21,518,313        600,420      2.79%                                      23,304,780      597,900    2.57%       4,092   (81,119)
  128,554,854      6,907,228      5.37%                                      98,691,592    3,633,909    3.68%     168,757  (127,589)
--------------                                                          ----------------

  294,607,536      9,987,103      3.39%       953,413     2,282,982         264,784,706    6,750,709    2.55%     666,124  (291,617)



   12,019,526        500,860      4.17%        30,627       226,176           8,963,863      244,057    2.72%     (27,254)  112,383
    8,017,222        340,712      4.25%        54,700       114,077           6,311,701      171,935    2.72%      18,430    75,945

            0              0                                                          0            0
      107,136         13,389     12.50%       (49,779)       21,977             630,209       41,191    6.54%     (18,563)    6,247
    1,480,125                                                                 1,324,637
--------------                                                          ----------------

  316,231,545                                                               282,015,116


   15,163,260                                                                15,003,450
      333,243                                                                   423,183
   10,614,534                                                                 7,723,615

            0                                                                         0
     (238,727)                                                                 (282,400)

      269,653                                                                         0
--------------                                                          ----------------

   26,141,963                                                                22,867,848
--------------                                                          ----------------


  342,373,508                                                               304,882,964
==============                                                          ================

                                  8.75%                                                                 7.93%
                                  3.44%                                                                 2.57%
                                  5.23%                                                                 5.33%





                                    TABLE 12
                            Interest Rate Sensitivity
                             (Dollars in Thousands)
                              At December 31, 1996


                                                    2 Days
                                                     to 3          3-6         6-12        1-5       Over
                                         1 Day       Months       Months       Months      Years     5 Years    Total
                                         -----       ------       ------       ------      -----     -------    -----
Assets:
Federal funds sold                  $     1,951        -             -           -           -          -        1,951
Investment securities                        -      4,795         1,257       1,387      36,528     38,480      82,447
Total loans                              59,835    33,914        21,409      30,226     162,393     25,209     332,986
                                      ---------  --------     ---------   ---------   ---------   --------     -------

     Total interest-earning assets  $    61,786    38,709        22,666      31,613     198,921     63,689     417,384
                                      =========   =======     =========   =========   =========   ========    ========

Liabilities and Shareholders Equity

Interest checking                        78,392        -             -           -           -          -       78,392
Retail repurchase agreements             11,636        -             -           -           -          -       11,636
Insured money markets                    42,609        -             -           -           -          -       42,609
Savings deposits                         26,357        -             -           -           -          -       26,357
Time deposits over $100,000                  -     18,082         8,569      11,286       4,163         -       42,100
Other time deposits                          -     54,224        48,308      28,042      20,984         21     151,579
Commercial paper                          7,435        -             -           -           -          -        7,435
Federal funds purchased                   3,000        -             -           -           -          -        3,000
                                      ---------  --------     ---------   ---------   ---------   --------    --------

     Total interest-bearing
         liabilities                $   169,429    72,306        56,877      39,328      25,147         21     363,108
                                      =========  ========     =========   =========   =========   =========   ========

Interest rate sensitivity gap       $  (107,643)  (33,597)      (34,211)     (7,715)    173,774     63,668      54,276
                                     ==========  ========     ==========  ==========  =========   ========    ========

Cumulative interest rate
     sensitivity gap                $  (107,643) (141,240)     (175,451)   (183,166)      9,392     54,276          -
                                      =========  ========     =========   ==========  =========   ========    =======

Cumulative interest rate
     sensitivity gap
     as a % of total
     interest-bearing assets           (25.79)%     (33.84)%    (42.04)%     (43.88)%      2.25%     13.00%       -  %
                                      =======     ========    ========    =========   =========   ========    =======



Notes to Interest Rate Sensitivity table:

(bullet)Interest-earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of scheduled rate adjustments and contractual maturities.
(bullet)Loans receivable includes non-performing loans and unamortized deferred loan costs, and is reduced by unamortized discounts. (bullet)Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractural maturities. For accounts with no stated maturities, the balances are included in the one day category.
(bullet)The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate sensitive assets and liabilities. The preceding table generally reflects that in periods of rising interest rates, rate sensitive liabilities will reprice slightly faster than rate sensitive assets, thus having a negative effect on net interest income. It must be understood, however, that such an analysis is only a snapshot picture and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates. For further discussion, please see "Net Interest Income" section of Management's Discussion and Analysis in the Company's Supplemental Annual Report 1996 (pages 3 through 5), which is incorporated herein by reference.

NON - INTEREST INCOME

Non-interest income increases have primarily resulted from increased volume and selected fee increases in deposit accounts and trust services. Service charges on deposit accounts were responsible for 55% of other operating income in 1996, as compared to 56% in both 1995 and 1994. The following table sets forth the components of other operating income:

                                    TABLE 13
                               Non-Interest Income
                             (Dollars in thousands)
                                                   Years Ended December 31,
                                             1996            1995        1994



Service charges on deposit accounts    $       2,863        2,494         2,254
Fees for trust services                          861          773           670
Gains on sales of loans                          148           -             -
Investment securities gains (losses)              21          (93)          (13)
Merchant discount income                         345          384           325
Other                                          1,000          905           793
                                         -----------   ----------   -----------

         Total non-interest income     $       5,238        4,463         4,029
                                         ===========   ==========   ===========

NON - INTEREST EXPENSES

Non-interest expense increases have primarily resulted from expenses associated with the acquisition of additional branches and renovations to the Corporate Center. This includes increased salary and other personnel expenses as a result of additional staff and annual pay increases as well as increased depreciation expenses as a result of additional buildings being purchased. Salaries and other personnel expenses account for approximately 48% of total non-interest expenses in 1996, as compared to 53% in 1994, and 54% in 1993. The following table sets forth the components of non-interest expense:

                                                     TABLE 14
                                               Non-Interest Expenses
                                              (Dollars in thousands)


                                                 Years Ended December 31,
                                                1996            1995        1994

Salaries and other personnel expense     $     7,536           7,399          7,340
Net occupancy expense                          1,453           1,219          1,126
Furniture and equipment expense                1,549           1,092          1,037
FDIC assessment                                    2             320            584
Postage and supplies expense                     873             702            599
Advertising expense                              737             570            556
Telephone expense                                473             407            384
Other expense                                  3,141           2,191           1,999
                                               -----           -----           -----

         Total non-interest expense    $      15,764          13,900         13,625
                                         ===========     ===========    ===========

Item 8.  Financial Statements and Supplementary Data

The information required by this item is set forth in the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers" on pages 2 through 5 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of the Shareholders, which is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 14 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 13 through 14 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on page 15 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           (1) The following are filed as a part of this report on Form 10-K:
              Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

              Report of Independent Certified Public Accountant: Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

              Consolidated Balance Sheets as of December 31, 1996 and 1995:
              Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

              Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994: Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

              Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 1996, 1995 and 1994: Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994: Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

              Notes to Consolidated Financial Statements: Incorporated by reference to the Company's Supplemental Annual Report 1996, which is incorporated herein by reference.

       (2) Additional financial statement schedules furnished pursuant to the requirements of Form 10-K

              All other schedules have been omitted as the required information is either inapplicable or included in the Notes to the Consolidated Financial Statements.

       (3)    Exhibits:

              Exhibit No.                 Description

              3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

              3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

              3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

              3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

              3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South
                        Carolina: Incorporated by reference to Exhibit
                        3.1.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

              3.2.1^    By-Laws adopted April 10, 1990.

              3.2.2^    Amendment to By-Laws dated April 12, 1994.

              4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .5

              4.2       Bylaws of the Registrant: Included in Exhibit 3.2

              4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

              10.1*     Palmetto Bancshares, Inc. Stock Option Plan:
                        Incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

              13.1.1^ Page 5 of the Company's Annual Report 1996, mailed to shareholders on March 14, 1997.

              13.1.2^ The Company's Supplemental Annual Report 1996, mailed to shareholders on March 14, 1997.

              20.1 The Company's Proxy Statement dated March 14, 1997, with respect to an Annual Meeting of Shareholders as filed with the Commission on March 14, 1997.

              21.1^     List of Subsidiaries of the Registrant

              27.1^     Financial Data Schedule


              * Management contract or compensatory plan or arrangement.

              ^  Filed herewith.

(b)      Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.

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



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
L. Leon Patterson
Chairman and Chief
Executive Officer

/s/ Paul W. Stringer
Paul W. Stringer
President  (Chief Accounting Officer)


Date:  March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

          Signature                  Title                     Date


/s/ L. Leon Patterson
L. Leon Patterson                 Director                     March 18, 1997


/s/ Paul W. Stringer
Paul W. Stringer                  Director                      March 18, 1997


/s/ James A. Cannon
James A. Cannon                   Director                      March 18, 1997


/s/ W. Fred Davis, Jr.
W. Fred Davis, Jr.                Director                      March 18, 1997


/s/ Michael D. Glenn
Michael D. Glenn                  Director                      March 18, 1997






          Signature                  Title                       Date




/s/ David P. George, Jr.
David P. George, Jr.              Director                      March 18, 1997


/s/ John T. Gramling, II
John T. Gramling, II              Director                      March 18, 1997


/s/ James M. Shoemaker, Jr.
James M. Shoemaker, Jr.           Director                      March 18, 1997



J. David Wasson, Jr.              Director                      March 18, 1997



                                                   EXHIBIT INDEX

Exhibit No.                         Description

              3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

              3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                             Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

              3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

              3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

              3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South
                             Carolina: incorporated by reference to Exhibit
                             3.1.5 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996.

              3.2.1^         By-Laws adopted April 10, 1990.

              3.2.2^         Amendment to By-Laws dated April 12, 1994.

              4.1.1          Articles of Incorporation of the Registrant:
                             Included in Exhibits 3.1.1 - .5

              4.2            Bylaws of the Registrant: Included in Exhibit 3.2

              4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

              10.1           Palmetto Bancshares, Inc. Stock Option Plan:
                             Incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

              13.1.1^ Page 5 of the Company's Annual Report 1996, mailed to shareholders on March 14, 1997.

              13.1.2^ The Company's Supplemental Annual Report 1996, mailed to shareholders on March 14, 1997.

              20.1 The Company's Proxy Statement dated March 14, 1997, with respect to an Annual Meeting of Shareholders as filed with the Commission on March 14, 1997.

              21.1^          List of Subsidiaries of the Registrant

              27.1^          Financial Data Schedule

              ^  Filed herewith.