Form 10-Q
period 1997-03-31
PALMETTO BANCSHARES INC
filed 1997-05-02
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                            OR
 ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

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

                                 (864) 984-4551
               --------------------------------------------------
              ( Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                 ----   ----

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at April 25, 1997
   -----------------------------           -------------------------------
 Common stock, $5.00 par value                            3,050,952

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                        For Quarter Ended March 31, 1997



                                INDEX                                   Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets at March 31, 1997 and
December 31, 1996                                                              1

Consolidated Income Statements for the Three Months
Ended March 31, 1997 and 1996                                                  2

Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 1997 and 1996                                 3

Notes to Consolidated Interim  Financial Statements                            4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                             5 - 11

PART II - OTHER INFORMATION                                              12 - 13
---------------------------
SIGNATURES                                                                    14
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                                                    March 31         December 31,
                                                                                      1997               1996
                                                                                -------------------------------------
Assets                                                                          (unaudited)

Cash and due from banks                                                                $16,606            $28,373
Federal funds sold                                                                      12,497              1,951
Investment securities held to maturity (market values of $72,645
     and $66,770 in 1997 and 1996, respectively)                                        73,232             66,207
Investment securities available for sale (amortized cost of $22,494
     and $15,970, in 1997 and 1996, respectively)                                       22,582             16,240
Loans held for sale                                                                      5,273              4,075
Loans                                                                                  334,837            332,986
     Less allowance for loan losses                                                     (4,819)            (4,729)
                                                                             -------------------------------------
                 Loans, net                                                            330,018            328,257

Premises and equipment, net                                                             12,301             12,323
Accrued interest                                                                         3,357              3,437
Other assets                                                                             7,925              7,514
                                                                             -------------------------------------
                                 Total assets                                         $483,791           $468,377
                                                                             =====================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                               65,679             71,349
     Interest-bearing                                                                  362,694            341,037
                                                                             -------------------------------------
                 Total deposits                                                        428,373            412,386

Securities sold under agreements to repurchase                                          13,772             11,636
Commercial paper (Master note)                                                           6,552              7,435
Federal funds purchased                                                                     --              3,000
Other liabilities                                                                        2,454              2,483
                                                                             -------------------------------------
                 Total liabilities                                                     451,151            436,940
                                                                             -------------------------------------

ESOP stock subject to put/call option                                                    4,030              3,313

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,050,952 issued and outstanding in 1997;
   3,032,951 issued and 3,023,841 outstanding in 1996                                   15,255             15,165
Additional paid-in capital                                                                 325                334
Retained earnings                                                                       17,006             15,894
Treasury Stock (9,111 shares in 1996)                                                       --               (122)
Net unrealized gain on investment securities available for sale,
   net of income taxes                                                                      54                166
ESOP stock subject to put/call option, 293,118 common
     shares at $13.75 per share in 1997 and 284,007 common
     shares at $11.67 per share in 1996                                                 (4,030)            (3,313)
                                                                             -------------------------------------
                 Total shareholders' equity                                             28,610             28,124
                                                                             -------------------------------------

                 Total liabilities and shareholders' equity                           $483,791           $468,377
                                                                             =====================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                  (Dollars in Thousands, except per share data)

                                                                                                 1997               1996
                                                                                           -------------------------------------
Interest income:
  Interest and fees on loans                                                                 $7,541              5,975
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                 450                794
     State and municipal                                                                        452                440
     Mortgage-backed securities                                                                 386                117
  Interest on federal funds sold                                                                 54                 12
                                                                                           ----------------------------
                 Total interest income                                                        8,883              7,338
                                                                                           ----------------------------

Interest expense:
  Interest on deposits                                                                        3,518              2,902
  Interest on securities sold under agreements to repurchase                                    134                 99
  Interest on federal funds purchased                                                            43                 83
  Interest on commercial paper                                                                   62                 73
                                                                                           ----------------------------
                 Total interest expense                                                       3,757              3,157
                                                                                           ----------------------------

                 Net interest income                                                          5,126              4,181
Provision for loan losses                                                                       300                300
                                                                                           ----------------------------
                 Net interest income after provision for
                    loan losses                                                               4,826              3,881
Non-interest income:
  Service charges on deposit accounts                                                           760                614
  Fees for trust services                                                                       236                210
  Other income                                                                                  396                305
                                                                                           ----------------------------
                 Total non-interest income                                                    1,392              1,129

Non-interest expenses:
  Salaries and other personnel                                                                2,244              2,030
  Net occupancy                                                                                 342                334
  Furniture and equipment                                                                       399                342
  Postage and supplies                                                                          224                226
  Marketing and advertising                                                                     174                200
  Telephone                                                                                     134                 99
  Other                                                                                         841                586
                                                                                           ----------------------------
                 Total non-interest expenses                                                  4,358              3,817
                                                                                           ----------------------------

                 Income before income taxes                                                   1,860              1,193
Income tax provision                                                                            508                298
                                                                                           ----------------------------

                 Net income                                                                  $1,352                895
                                                                                          ============================

                 Increase in fair value of ESOP stock                                          (717)               --
                                                                                           ============================

                 Net income on common shares not subject to put/call                           $635                895
                                                                                           ============================

                 Net income  per common share not subject to put/call                         $0.23               0.30
                                                                                          ==============================

Cash dividends declared per share                                                             $0.08               0.07
                                                                                          ===============================

Weighted average shares outstanding                                                       3,035,680          3,012,837
                                                                                          ===============================

Weighted average shares outstanding not subject to put/call                               2,748,434          3,012,837
                                                                                          ===============================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                 For Three Months Ended March 31, 1997 and 1996
                             (Dollars in Thousands)

                                                                                                 1997               1996
                                                                                           -------------------------------------
Cash flows from operating activities:
  Net income                                                                                    $1,352                895
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                                     539                323
                 Provision for loan losses                                                         300                300
                 Origination or acquisition of loans held for sale                             (25,077)                --
                 Sale of loans held for sale                                                    23,879                 --
                 Change in accrued interest receivable                                              80               (965)
                 Change in other assets                                                           (547)               440
                 Change in other liabilities, net                                                   41                (79)
                                                                                           -------------------------------

                                 Net cash provided by operating activities                         567                914

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                           (10,428)           (12,120)
  Purchase of investment securities available for sale                                          (6,929)            (9,987)
  Proceeds from maturities of investment securities held to maturity                             3,000              5,000
  Proceeds from maturities of investment securities available for sale                             400                325
  Principal paydowns on mortgage-backed securities                                                 381                386
  Net increase in loans                                                                         (2,061)           (12,115)
  Purchases of premises and equipment                                                             (284)              (528)
                                                                                           -------------------------------

                                 Net cash used in investing activities                         (15,921)           (29,039)

Cash flows from financing activities:
  Net increase in deposit accounts                                                              15,917              6,956
  Net increase in securities sold under agreements to repurchase                                 2,136              7,658
  Net decrease  in commercial paper                                                               (883)              (426)
  Net increase (decrease) in federal funds purchased                                            (3,000)            14,600
  Proceeds from issuance of common stock                                                            81                 --
  Purchase of treasury stock                                                                        --               (122)
  Proceeds from sale of treasury stock                                                             126                 --
  Dividends paid                                                                                  (244)              (200)
                                                                                           -------------------------------

                                 Net cash provided by financing activities                      14,133             28,466
                                                                                           -------------------------------

Net increase (decrease) in cash and cash equivalents                                            (1,221)               341
Cash and cash equivalents at beginning of the period                                            30,324             25,019
                                                                                           -------------------------------

Cash and cash equivalents at end of the period                                                 $29,103             25,360
                                                                                           ===============================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                            3,661              3,191
                                                                                           ===============================
     Income taxes                                                                                  175                240
                                                                                           ===============================

Supplemental schedule of non-cash investing and financing transactions:
         Change in unrealized gain on investment securities available for sale                    (112)               654
                                                                                           ===============================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

  The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1996.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation

   The consolidated financial statements include the accounts of Palmetto Bancshares (the Company) and its wholly-owned subsidiary, The Palmetto Bank (the
Bank), and Palmetto Capital, Inc., a wholly-owned subsidiary of The Palmetto Bank. The Bank provides a full-range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital, Inc. also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.

                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1996
TO  MARCH 31, 1997


Assets

     Liquid assets which include cash, federal funds sold, and investments available for sale increased by $5.1 million for the three-month period. This represents an increase of 11%. This increase was largely due to the $10.5 million increase in the amount of federal funds sold and the purchase of $6.9 million in available for sale securities. These increases were partially offset by a decrease in cash and due from banks of $11.8 million due to better cash management and a reduction in the amount of required reserves. This reduction in reserves is due to the reclassification of certain deposit accounts from reservable to non-reservable categories.

     Investment securities held to maturity increased during the three-month period by $7.0 million, or 11%. This increase was due to purchases of $10.4 million with the funds received from the implementation of certain new cash management strategies and the reduction in the amount of required reserves. These purchases were offset with maturities of $3.0 million.

     Loans, net, increased by $1.9 million, or 1%, during the three-month period as a result of normal growth. The allowance for loan losses was maintained at 1.44% at both March 31, 1997 and 1996.

     The Company has $5.3 million in Loans Held for Sale at March 31, 1997, with commitments to sell these loans in April 1997. These loans are held at the lower of cost or market with no adjustments for market value in the current period. The Bank began recognizing originated mortgage servicing rights (OMSR's) and purchased mortgage servicing rights (PMSR's) in the second quarter of 1996 for loans sold with servicing retained with the startup of its mortgage servicing operations. The mortgage servicing rights related to the mortgage servicing department's activities are approximately $2.0 million at March 31, 1997. Loans serviced for the benefit of others amounted to approximately $157.7 million at March 31, 1997.

     Other assets increased by $411,000, or 5% due to normal growth and activity in inventory supplies, prepaid expenses, and mortgage servicing rights. These increases were slightly offset with amortization of various prepaids.

Liabilities and Shareholders' Equity

     Deposit balances increased by 4% during the period, from $412.4 million to $428.4 million. The increase was due to normal growth.

     Securities sold under agreements to repurchase have increased by $2.1 million or 18%, and commercial paper associated with the alternative commercial sweep accounts (master note program) decreased by $900,000 or 12%. These changes are the result of normal fluctuations in the accounts. Federal funds purchased decreased by $3 million due to normal fluctuations.

     Total shareholders equity increased by $485,000, for the three-month period as a result of net income of $1.4 million; less dividends paid of $244,000; a decrease in the unrealized gain on investment securities available for sale of $113,000; proceeds from the issuance of common stock for $81,000; proceeds from the sale of treasury stock of $125,000; and reduced by the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $717,000.

     The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and shares distributed in 1996 are subject to the put/call feature. Accordingly, 293,118 shares are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated March 4, 1997, values the stock at $13.75 per share. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1997 due to the termination of the ESOP will be subject to the put/call until June 29, 1998.

Liquidity

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At March 31, 1997, the Company's liquidity ratio was 17.49%.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowing. The Company currently has no debt outstanding and has declared $0.08 per share in dividends so far in 1997. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. The Banks' current primary capital ratio is 7.33%; therefore, at March 31, 1997, the Bank had $1.6 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payouts.

Capital Resources

     As of March 31, 1997, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "adequately capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:


                                                                   ADEQUATELY
                                              AS OF               CAPITALIZED             WELL CAPITALIZED
                                             3/31/97              REQUIREMENT                REQUIREMENT
---------------------------------------- ---------------- ---------------------------- -----------------------

Company:
   Total Risk-based Capital                   9.12%                  8.00%                     10.00%
   Tier 1 Risk-based Capital                   7.87                   4.00                      6.00
   Leverage Ratio                              5.67                   4.00                      5.00

Bank:
   Total Risk-based Capital                    8.91                   8.00                      10.00
   Tier 1 Risk-based Capital                   7.66                   4.00                      6.00
   Leverage Ratio                              5.52                   4.00                      5.00
Primary Capital to Assets                      7.33                   7.00                      7.00
---------------------------------------- ---------------- ---------------------------- -----------------------


     Because the Company's total risk-based capital ratio is 9.12%, the Company is defined to be "adequately-capitalized" under currently applicable regulatory guidelines. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines.

Accounting and Reporting Matters

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement became effective for transactions occurring after December 31, 1996. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. This statement contains special provisions that deal with servicing assets and liabilities, which supersede SFAS No. 122, but this statement retains the impairment and amortization approaches contained in SFAS No. 122. The adoption of this standard did not have a material effect on the Company.

     In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, an amendment of SFAS No. 125, which was effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until after December 31, 1997. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The adoption of this statement did not have a material effect on the Company.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company anticipates that adoption of this standard will not have a material affect on EPS.

     Also, in February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of this standard will not have a material affect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


     Net income for the three months ended March 31, 1997 was $1,352,000, an increase of 51% from the $895,000 reported for the same period in 1996. Net income per common share not subject to put/call was $0.23 for the 1997 period as compared with $0.30 for the comparable period in 1996. The decrease in net income per common share not subject to put/call is due to the $717,000 increase in fair value of the ESOP stock. See further discussion under "Liabilities and Shareholders' Equity" in the "Discussion of Financial Condition Changes from December 31, 1996 to March 31, 1997" section above.

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

     For the three-month period ended March 31, 1997, net interest income was $5.1 million, which represented a 23% increase from the same period in 1996. This increase was the result of increases in the volume of earning assets. Earning assets averaged $433.2 million and $348.5 million during the first quarters of 1997 and 1996, respectively. The increases in volume were due to the growth of investments compared to year-end 1996. The average net interest margin for the 1997 period was 4.80%, compared to 4.83% for the same period in 1996.

     Interest income on loans increased 26% due to increased volume. Interest income on investments remained fairly constant at $1.3 million during the 1997 period compared to the corresponding period in 1996 due to the investment portfolio remaining about the same size. Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.47% for the three months ended March 31, 1996 to 8.32% for the three months ended March 31, 1997. The prime interest rate remained constant at 8.25% for the quarter; the rate increased to 8.50% on April 1, 1997.

     Total interest expense increased by 19% during the 1997 period mostly due to an increased volume of deposits at March 31, 1997, compared to March 31, 1996. This increase is mostly due to the acquisition of the First Union branches in the second quarter of 1996. Since then deposit growth has been relatively flat. Many financial institutions in the upstate market have been offering deposit promotions above the market rates. The Company expects the competitive deposit rate environment to continue. Average total interest-bearing liabilities, increased by 25% from March 31, 1996 to March 31, 1997. The average rate paid on interest bearing liabilities decreased from 4.18% during the three-month period in 1996, to 4.02% during the 1997 period. The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment.

The Bank's goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-Liability Management (ALM). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. However, the Company is actually able to experience a benefit from rising rates in the short term because deposit rates do not follow the national money market. They are controlled by the local market. Loans do follow the money market; so when rates increase they reprice immediately, but the Company is able to manage the deposit side. The Company generally does not raise deposit rates as fast or as much. The Company also has the ability to manage its funding costs by choosing alternative sources of funds.

The Company's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Company's net interest margin would benefit. However, competitive pressures in the local market may not allow the Company to lower rates on deposits, but force the Company to lower rates on loans. Furthermore, the Company can only lower rates on deposits to the extent that the floors will allow.

Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point shock over twelve months. The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates which might adversely affect its net interest margin.

Provision for Loan Losses

       The provision for loan losses was $300,000 for both the 1997 and 1996 periods. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent, and on non-accrual amounted to approximately $1,395,000 and $807,000 at March 31, 1997 and 1996, respectively. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income

       Total non-interest income increased by $264,000 or 23% for the three months ended March 31, 1997, as compared to the same period in 1996. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $147,000 or 24% during the 1997 period compared to the same period in 1996 due primarily to increased deposit accounts and increased transactions.

       The second largest contributor to non-interest income is fees for trust services, which increased $26,000 or 13% due to new business and increased assets under management. Assets under management were $129.0 million and $108.2 million at March 31, 1997 and 1996, respectively.

       Another component of non-interest income is other income, which increased $92,000. Included in this category are insurance commissions, which increased $23,000 due to the increased volume of loans; debit card income, which increased $25,000 due to the increased number of accounts and account activity; and miscellaneous income, which increased $31,000 due to normal growth and activity.

Other Operating Expenses

       Total non-interest expenses increased by $541,000, or 14% during the 1997 three-month period over the same period in 1996. The largest contributor to non-interest expense was salaries and other personnel expense which increased $214,000 or 11% due to normal salary increases, and increased personnel needed to maintain the branches acquired in the second quarter of 1996 and the telephone banking center started in November 1996. The second largest contributor was other expense, which increased $214,000 or 37%. Other expense consists of many items, including personalized deposit supplies, professional services, sundry losses, armored car courier expense, correspondent bank charges, credit insurance premiums, core deposit premium amortization and goodwill amortization. The foregoing expenses have increased due to the branches acquired in the second quarter of 1996, increased accounts, and increased account activity.

Income Taxes

       The Company incurred an income tax liability of $508,000 for the 1997 three-month period compared to $298,000 for the same period in 1996 due to the increase in taxable income. This liability is based on an expected effective tax rate of approximately 27%.


INDUSTRY DEVELOPMENTS

       Certain proposed industry-related legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

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

Item 4.  Submission of Matters to a Vote of Security Holders


       At the Annual Meeting of Shareholders held April 15, 1997, the following persons were elected as directors with the votes indicated:

                                   FOR                        AGAINST
         James A. Cannon           2,635,883 shares           0 shares
         L. Leon Patterson         2,635,883 shares           0 shares
         J. David Wasson, Jr.      2,635,883 shares           0 shares

John T. Gramling, II; James M. Shoemaker, Jr.; Paul W. Stringer; W. Fred Davis, Jr.; David P. George, Jr. and Michael D. Glenn continued in their present terms as directors.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

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

         3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the

                                    Secretary of State
                                    of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 20, 1992



         3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996.

         3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

         3.2.2                      Amendment to By-Laws dated April 12, 1994:
                                    Incorporated by reference to Exhibit 3.2.2 to the Company's 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

         4.1.1                      Articles of Incorporation of the Registrant:
                                    Included in Exhibits 3.1.1 -- .5

         4.2                        Bylaws of the Registrant: Included in
                                    Exhibits 3.2.1 -- .2.

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

         27.1*                      Financial Data Schedule

         * Filed herewith.


(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

 /s/ L. Leon Patterson
 L. Leon Patterson
 Chairman and Chief Executive Officer


 /s/ Paul W. Stringer
 Paul W. Stringer
 President and Chief Operating Officer
(Chief Accounting Officer)

Date: April 28, 1997

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

         3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996.

         3.2.1 By-Laws adopted Arpil 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

         3.2.2                      Amendment to By-Laws dated April 12, 1994:
                                    Incorporated by reference to Exhibit 3.2.2 to the Company's 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

         4.1.1                      Articles of Incorporation of the Registrant:
                                    Included in Exhibits 3.1.1 -- .5

         4.2                        Bylaws of the Registrant: Included in
                                    Exhibits 3.2.1 -- .2.

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

         27.1*                      Financial Data Schedule

         * Filed herewith.