Form 10-Q
period 1997-06-30
PALMETTO BANCSHARES INC
filed 1997-08-13
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                           OR
      ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

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
          ( Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
            for the past 90 days. Yes X   No
                                     ---     ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                              Outstanding at July 31, 1997
       -----------------------------            -------------------------------
           Common stock, $5.00 par value                      3,059,952

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                         For Quarter Ended June 30, 1997



                                INDEX                  Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets at June 30, 1997 and
December 31, 1996                                          1

Consolidated Income Statements for the Three Months
Ended June 30, 1997 and 1996                               2

Consolidated Income Statements for the Six Months
Ended June 30, 1997 and 1996                               3

Consolidated Statements of Cash Flows for
the Six Months Ended June 30, 1997 and 1996                4

Notes to Consolidated Interim  Financial Statements        5

Management's Discussion and Analysis of
Financial Condition and Results of Operations            6 - 14

PART II - OTHER INFORMATION                             15 - 16
SIGNATURES                                                   17

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets
                   (Dollars in Thousands, except per share data)




                                                                                                       June 30,        December 31,
                                                                                                         1997              1996
                                                                                               -------------------------------------
Assets                                                                                                       (unaudited)
Cash and due from banks                                                                              $27,523             $28,373
Federal funds sold                                                                                     1,447               1,951
Federal Home Loan Bank stock, at cost                                                                  1,452                 --
Investment securities held to maturity (market values of $80,071
     and $66,770 in 1997 and 1996, respectively)                                                      79,632              66,207
Investment securities available for sale (amortized cost of $24,594
     and $15,970, in 1997 and 1996, respectively)                                                     24,805              16,240
Loans held for sale                                                                                        --              4,075
Loans                                                                                                346,076             332,986
     Less allowance for loan losses                                                                   (4,903)             (4,729)
                                                                                             -------------------------------------
                 Loans, net                                                                          341,173             328,257

Premises and equipment, net                                                                           12,512              12,323
Accrued interest                                                                                       3,907               3,437
Other assets                                                                                           8,899               7,514
                                                                                            -------------------------------------
                                 Total assets                                                       $501,350            $468,377
                                                                                             =====================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                             72,181              71,349
     Interest-bearing                                                                                367,276             341,037
                                                                                              -------------------------------------
                 Total deposits                                                                      439,457             412,386

Securities sold under agreements to repurchase                                                        14,325              11,636
Commercial paper (Master note)                                                                        10,294               7,435
Federal funds purchased                                                                                  --                3,000
Other liabilities                                                                                      3,215               2,483
                                                                                              -------------------------------------
                 Total liabilities                                                                   467,291             436,940
                                                                                             -------------------------------------

ESOP stock subject to put/call option                                                                  3,784               3,313

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,059,952 issued and outstanding in 1997;
   3,032,951 issued and 3,023,841 outstanding in 1996                                                 15,300              15,165
Additional paid-in capital                                                                               321                 334
Retained earnings                                                                                     18,309              15,894
Treasury Stock (9,111 shares in 1996)                                                                    --                 (122)
Net unrealized gain on investment securities available for sale,
   net of income taxes                                                                                   129                 166
ESOP stock subject to put/call option, 275,180 common
     shares at $13.75 per share in 1997 and 284,007 common
     shares at $11.67 per share in 1996                                                               (3,784)             (3,313)
                                                                                              -------------------------------------
                 Total shareholders' equity                                                           30,275              28,124
                                                                                              -------------------------------------

                 Total liabilities and shareholders' equity                                         $501,350            $468,377
                                                                                             =====================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                    Three Months Ended June 30, 1997 and 1996
                  (Dollars in Thousands, except per share data)


                                                                                                  1997              1996



                                                                                             -------------------------------------
Interest income:
  Interest and fees on loans                                                                   $7,450              $6,448
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                                   660                 691
     State and municipal                                                                          466                 589
     Mortgage-backed securities                                                                   445                 154
  Interest on federal funds sold                                                                  111                  44
                                                                                              -------------------------------------
                 Total interest income                                                          9,132               7,926
                                                                                              -------------------------------------

Interest expense:
  Interest on deposits                                                                          3,684               3,169
  Interest on securities sold under agreements to repurchase                                      144                 128
  Interest on federal funds purchased                                                              12                 106
  Interest on commercial paper                                                                     85                  71
                                                                                              -------------------------------------
                 Total interest expense                                                         3,925               3,474
                                                                                              -------------------------------------

                 Net interest income                                                            5,207               4,452
Provision for loan losses                                                                         300                 450
                                                                                              -------------------------------------
                 Net interest income after provision for
                    loan losses                                                                 4,907               4,002
Non-interest income:
  Service charges on deposit accounts                                                             807                 711
  Fees for trust services                                                                         237                 192
  Other income                                                                                    391                 395
                                                                                              -------------------------------------
                 Total non-interest income                                                      1,435               1,298

Non-interest expenses:
  Salaries and other personnel                                                                  2,003               1,598
  Net occupancy                                                                                   332                 371
  Furniture and equipment                                                                         413                 393
  Postage and supplies                                                                            215                 213
  Marketing and advertising                                                                       194                 168
  Telephone                                                                                       124                 114
  Other expenses                                                                                  882                 841
                                                                                           ----------------------------------------

                 Total non-interest expenses                                                    4,163               3,698
                                                                                          ------------------------------------------

                 Income before income taxes                                                     2,179               1,602
Income tax provision                                                                              600                 404
                                                                                         ------------------------------------------

                 Net income                                                                    $1,579              $1,198
                                                                                       ============================================

                 Increase in fair value of ESOP stock                                            (470)               (331)
                                                                                       ============================================

                 Net income on common shares not subject to put/call                           $1,109                $867
                                                                                       ============================================

                 Net income  per common share not subject to put/call                           $0.40               $0.32
                                                                                       =============================================

Cash dividends declared per share                                                               $0.09               $0.07
                                                                                      ==============================================

Weighted average shares outstanding                                                         3,053,820           3,005,829
                                                                                      =============================================

Weighted average shares outstanding not subject to put/call                                 2,760,899           2,722,806
                                                                                      =============================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
                  (Dollars in Thousands, except per share data)




                                                                                                         1997              1996
                                                                                                   --------------------------------
Interest income:
  Interest and fees on loans                                                                         $14,991             $12,423
  Interest and dividends on investment securities
     U.S. Treasury and U.S. Government agencies                                                        1,110               1,484
     State and municipal                                                                                 918               1,029
     Mortgage-backed securities                                                                          831                 271
  Interest on federal funds sold                                                                         165                  57
                                                                                              -------------------------------------
                 Total interest income                                                                18,015              15,264
                                                                                              -------------------------------------

Interest expense:
  Interest on deposits                                                                                 7,202               6,071
  Interest on securities sold under agreements to repurchase                                             278                 228
  Interest on federal funds purchased                                                                     55                 188
  Interest on commercial paper                                                                           147                 144
                                                                                              -------------------------------------
                 Total interest expense                                                                7,682               6,631
                                                                                              -------------------------------------

                 Net interest income                                                                  10,333               8,633
Provision for loan losses                                                                                600                 750
                                                                                              -------------------------------------
                 Net interest income after provision for
                    loan losses                                                                        9,733               7,883
Non-interest income:
  Service charges on deposit accounts                                                                  1,567               1,325
  Fees for trust services                                                                                473                 402
  Other income                                                                                           787                 700
                                                                                              -------------------------------------
                 Total non-interest income                                                             2,827               2,427

Non-interest expenses:
  Salaries and other personnel                                                                         4,247               3,628
  Net occupancy                                                                                          674                 705
  Furniture and equipment                                                                                812                 734
  Postage and supplies                                                                                   439                 439
  Marketing and advertising                                                                              370                 368
  Telephone                                                                                              258                 212
  Other expenses                                                                                       1,721               1,429
                                                                                              -------------------------------------
                 Total non-interest expenses                                                           8,521               7,515
                                                                                              -------------------------------------

                 Income before income taxes                                                            4,039               2,795
Income tax provision                                                                                   1,108                 702
                                                                                              -------------------------------------

                 Net income                                                                           $2,931              $2,093
                                                                                              =====================================

                 Increase in fair value of ESOP stock                                                   (470)               (331)
                                                                                              =====================================

                 Net income on common shares not subject to put/call                                  $2,461              $1,762
                                                                                              =====================================

                 Net income  per common share not subject to put/call                                  $0.89               $0.65
                                                                                              =====================================

Cash dividends declared per share                                                                       $0.17               $0.13
                                                                                              =====================================

Weighted average shares outstanding                                                                 3,044,800           3,009,333
                                                                                              =====================================

Weighted average shares outstanding not subject to put/call                                         2,754,701           2,724,765
                                                                                              =====================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows (Unaudited)
                       For Six Months Ended June 30, 1997 and 1996
                           (Dollars in Thousands)


                                                                                                        1997              1996
                                                                                                    -------------------------------
Cash flows from operating activities:
  Net income                                                                                         $2,931               2,093
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                                        1,042                 766
                 Provision for loan losses                                                              600                 750
                 Origination or acquisition of loans held for sale                                  (25,077)            (71,496)
                 Sale of loans held for sale                                                         29,152              63,805
                 Change in accrued interest receivable                                                 (470)             (1,231)
                 Change in other assets                                                              (1,681)             (3,356)
                 Change in other liabilities, net                                                       755                 329
                                                                                                   --------------------------------

                                 Net cash provided by operating activities                            7,252              (8,340)

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                                (17,710)            (23,358)
  Purchase of investment securities available for sale                                               (9,945)             (9,977)
  Proceeds from maturities of investment securities held to maturity                                  3,200               5,000
  Proceeds from maturities of investment securities available for sale                                  800                 682
  Proceeds from sale of investment securities available for sale                                        552              28,980
  Principal paydowns on mortgage-backed securities                                                    1,044               1,102
  Purchase of Federal Home Loan Bank stock                                                           (1,452)                 --
  Net increase in loans                                                                             (13,516)            (54,263)
  Purchases of premises and equipment                                                                  (786)             (1,758)
                                                                                                  --------------------------------

                                 Net cash used in investing activities                              (37,813)            (53,592)

Cash flows from financing activities:
  Net increase in deposit accounts                                                                   26,931               7,007
  Acquisition of deposits, net                                                                           --              53,242
  Net increase in securities sold under agreements to repurchase                                      2,689               5,149
  Net decrease  in commercial paper                                                                   2,859               2,047
  Net increase (decrease) in federal funds purchased                                                 (3,000)              2,675
  Proceeds from issuance of common stock                                                                122                  --
  Purchase of treasury stock                                                                             --                (122)
  Proceeds from sale of treasury stock                                                                  126                  --
  Dividends paid                                                                                       (520)               (401)
                                                                                                  ---------------------------------


                                 Net cash provided by financing activities                           29,207              69,597
                                                                                                 -----------------------------------

Net increase (decrease) in cash and cash equivalents                                                 (1,354)              7,665
Cash and cash equivalents at beginning of the period                                                 30,324              25,019
                                                                                                  ---------------------------------


Cash and cash equivalents at end of the period                                                      $28,970              32,684
                                                                                                ===================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                                 7,563               6,529
                                                                                                ===================================
     Income taxes                                                                                       305               1,092
                                                                                                ===================================

Supplemental schedule of non-cash investing and financing transactions:
         Change in unrealized gain on investment securities available for sale                          (37)               (709)
                                                                                                ===================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

  The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1996.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1996
TO JUNE 30, 1997


Assets

     Liquid assets which include cash, federal funds sold, and investments available for sale increased by $7.2 million, or 15%, for the six-month period. This increase was largely due to the purchase of $10.0 million in available for sale securities, reduced by maturities of $800,000 and sales of $552,000. This increase was partially offset by a decrease in cash and due from banks of $850,000 and a decrease in federal funds sold of $504,000 due to better cash management and a reduction in the amount of required reserves. This reduction in reserves is due to the reclassification of certain deposit accounts from reservable to non- reservable categories.

     Early in 1996, application was made by the Bank for membership in the Federal Home Loan Bank of Atlanta (FHLB). Membership requirements were approved in June, and the required investment of $1,452,000 was made at that time. Access to additional bank liquidity, loan funding, and investment opportunities are among the options available to the Bank through this membership.

     Investment securities held to maturity increased during the six-month period by $13.4 million, or 20%. This increase was due to purchases of $17.7 million with the funds received from the implementation of certain new cash management strategies and the reduction in the amount of required reserves. These purchases were offset with maturities of $3.2 million and with principal pay downs on mortgage-backed securities of $1.1 million.

     Loans, net, increased by $12.9 million, or 4%, during the six-month period as a result of normal growth. The allowance for loan losses was increased to 1.42% from 1.35% at June 30, 1997 and 1996, respectively.

     At June 30, 1997, the Company had no loans held for sale due to a reorganization in the Bank's mortgage servicing department. The Bank is currently not actively purchasing and originating mortgage loans to be sold. The Bank plans to re-engage in these activities in the future, but not to the same extent or volume as before. The Bank continues to service its portfolio of loans sold. These loans serviced for the benefit of others amounted to approximately $155.4 million at June 30, 1997.

     The Bank began recognizing originated mortgage servicing rights (OMSR's) and purchased mortgage servicing rights (PMSR's) in the second quarter of 1996 for loans sold with servicing retained with the startup of its mortgage servicing operations. The mortgage servicing rights related to the mortgage servicing department's activities are approximately $1.9 million at June 30, 1997.

     Other assets increased by $1.4 million, or 18%, due to the aforementioned mortgage servicing rights. This increase was slightly offset with amortization of various prepaids and intangibles.

Liabilities and Shareholders' Equity

    Deposit balances increased by 7% during the period, from $412.4 million to $439.5 million. The increase was due to normal growth.

     Securities sold under agreements to repurchase have increased by $2.7 million or 23%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $2.9 million or 38%. These changes are the result of normal fluctuations in the accounts. Federal funds purchased decreased by $3 million due to normal fluctuations.

     Total shareholders equity increased by $2.2 million, for the six-month period as a result of net income of $2.9 million; less dividends paid of $520,000; a decrease in the unrealized gain on investment securities available for sale net of income taxes of $37,000; proceeds from the issuance of common stock for $122,000; proceeds from the sale of treasury stock of $126,000; and reduced by the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $470,000.

     The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and shares distributed in 1996 are subject to the put/call feature. Accordingly, 275,180 shares are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated March 4, 1997, values the stock at $13.75 per share. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1997 due to the termination of the ESOP will be subject to the put/call until June 29, 1998.

Liquidity

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At March 31, 1997, the Company's liquidity ratio was 21%.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowing. The Company currently has no debt outstanding and has declared $0.17 per share in dividends so far in 1997. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. The Bank's current primary capital ratio is 7.36%; therefore, at June 30, 1997, the Bank had $1.8 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.

Capital Resources

    As of June 30, 1997, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "adequately capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:



                                                                  Adequately
                                              As of               Capitalized             Well Capitalized
                                             6/30/97              Requirement                Requirement
---------------------------------------- ---------------- ---------------------------- -----------------------
Company:
   Total Risk-based Capital                   9.37%                  8.00%                     10.00%
   Tier 1 Risk-based Capital                  8.12                   4.00                       6.00
   Leverage Ratio                             5.81                   4.00                       5.00

Bank:
   Total Risk-based Capital                   9.16                   8.00                      10.00
   Tier 1 Risk-based Capital                  7.91                   4.00                       6.00
   Leverage Ratio                             5.65                   4.00                       5.00
Primary Capital to Assets                     7.36                   7.00                       7.00
---------------------------------------- ---------------- ---------------------------- -----------------------


     Because the Company's total risk-based capital ratio is 9.37%, the Company is defined to be "adequately-capitalized" under currently applicable regulatory guidelines. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines.

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

     In June 1997, the FASB issued SFAS Nos. 130 and 131, Reporting Comprehensive Income and Disclosures about Segments of an Enterprise and Related Information, respectively. Both statements are effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. While these statements may increase the detail of information the Company will have to disclose, the adoption of these standards is not expected to have a material affect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


     Net income for the three months ended June 30, 1997 was $1.6 million, an increase of 32% from the $1.2 million reported for the same period in 1996. Net income per common share not subject to put/call was $0.40 for the 1997 period as compared with $0.32 for the comparable period in 1996.

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

     For the three-month period ended June 30, 1997, net interest income was $5.2 million, which represented a 17% increase from the same period in 1996. This increase was the result of increases in the volume of earning assets. Earning assets averaged $452.2 million and $393.2 million during the second quarters of 1997 and 1996, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1996. The average net interest margin for the 1997 period was 4.62%, compared to 4.55% for the same period in 1996.

     Interest income on loans increased 16% due to increased volume. Interest income on investment securities remained fairly constant at $1.6 million during the 1997 period compared to the corresponding period in 1996 due to increased volume offset by a reduction in the weighted average rate earned on the portfolio. Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.11% for the three months ended June 30, 1996 to 8.10% for the three months ended June 30, 1997. The prime interest rate remained constant at 8.5% for the quarter ended June 30, 1997, but was 8.25% one year ago.

     Total interest expense increased by 13% during the 1997 period mostly due to an increased volume of deposits at June 30, 1997, compared to June 30, 1996.

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

Provision for Loan Losses

       The provision for loan losses was $300,000 for the three months ended June 30, 1997 compared to $450,000 for the three months ended June 30, 1996. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover potential future losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent, and on non-accrual amounted to approximately $1,617,000 and $634,000 at June 30, 1997 and 1996, respectively. While the amount of non-accrual loans has increased, the net charge-off ratio has remained low at 0.25%. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income

       Total non-interest income increased by $137,000, or 11%, for the three months ended June 30, 1997, as compared to the same period in 1996. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $96,000, or 14%, during the 1997 period compared to the same period in 1996 due primarily to increased deposit accounts and increased transactions.

       The second largest contributor to non-interest income is fees for trust services, which increased $45,000, or 23%, due to new business and increased assets under management. Assets under management increased $8.0 million, or 6%, during the three months ended June 30, 1997, compared to growth of $205,000, or 2%, for the same period in 1996.

Other Operating Expenses

       Total non-interest expenses increased by $465,000, or 13%, during the 1997 three-month period over the same period in 1996. The largest contributor to non-interest expense was salaries and other personnel expense which increased $405,000, or 25%, due to normal salary increases and increased personnel in the branches, telephone banking center, and trust department. The second largest contributor was other expenses, which increased $41,000, or 5%, due to normal growth and activity.

Income Taxes

       The Company incurred income tax expense of $600,000 for the 1997 three-month period compared to $404,000 for the same period in 1996 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 27%.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

       Net income for the six months ended June 30, 1997 was $2.9 million, an increase of 40% from the $2.1 million reported for the same period in 1996. Net income per common share not subject to put/call was $0.89 for the 1997 period as compared with $0.65 for the comparable period in 1996.

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

       For the six-month period ended June 30, 1997, net interest income was $10.3 million, which represented a 20% increase from the same period in 1996. This increase was the result of increases in the volume of earning assets. Earning assets averaged $442.7 million and $370.8 million during the first six months of 1997 and 1996, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1996. The average net interest margin for the 1997 period was 4.71%, compared to 4.68% for the same period in 1996.

       Interest income on loans increased 21% due to increased volume. Despite growth in the investment security portfolio, interest income on investment securities remained fairly constant at $2.9 million during the 1997 period compared to the corresponding period in 1996 due to a lower weighted average rate (WAR) earned on the portfolio. At June 30, 1996, the WAR on the portfolio was 7.16%, with a weighted average life (WAL) of 5.2 years. At June 30, 1997, the WAR was 7.01%, with a WAL of 4.75 years. The reduction in the WAR appears reasonable based on the decrease in the WAL of the portfolio and the decrease in the Treasury Yield curve in the last 12 months. At June 30, 1997, the Treasury Yield curve for a 5 year term was 6.32%, compared to 6.47% one year ago. Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the first six months of last year. The yield on average earning assets, which includes federal funds sold, loans and investment securities, decreased from 8.28% for the six months ended June 30, 1996 to 8.21% for the six months ended June 30, 1997. The prime interest rate remained constant at 8.25% for the first quarter; and at 8.50% for the second quarter.

       Total interest expense increased by 16% during the 1997 period mostly due to an increased volume of deposits at June 30, 1997, compared to June 30, 1996. Average total interest-bearing liabilities, increased by 20% from June 30, 1996 to June 30, 1997. The average rate paid on interest bearing liabilities decreased from 4.10% during the six-month period in 1996, to 4.03% during the 1997 period.

       The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. See further discussion under "Comparison of the Results of Operations for the Three Months Ended June 30, 1997 and 1996" above.

Provision for Loan Losses

       The provision for loan losses was $600,000 for the six months ended June 30, 1997 compared to $750,000 for the six months ended June 30, 1996. See further discussion under "Comparison of the Results of Operations for the Three Months Ended June 30, 1997 and 1996" above.

Other Operating Income

       Total non-interest income increased by $400,000, or 16%, for the six months ended June 30, 1997, as compared to the same period in 1996. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $242,000, or 18%, during the 1997 period compared to the same period in 1996 due primarily to increased deposit accounts and increased transactions.

       The second largest contributor to non-interest income is fees for trust services, which increased $71,000, or 18%, due to new business and increased assets under management. Assets under management were $136.9 million and $108.4 million at June 30, 1997 and 1996, respectively, representing a 26% increase.

       Another component of non-interest income is other income, which increased $87,000, or 12%, due to normal growth and activity and income related to the three branches acquired in April of 1996. The first six months of 1996 only had
2.5 months of acquisition-related income, whereas the first six months of 1997 has six months of increased income.

Other Operating Expenses

       Total non-interest expenses increased by $1.0 million, or 13%, during the 1997 six-month period over the same period in 1996. The largest contributor to non-interest expense was salaries and other personnel expense which increased $619,000, or 17%, due to normal salary increases and increased personnel. The number of full-time equivalent employees at June 30, 1997 was 264, compared to 243 at June 30, 1996.

       The second largest contributor was other expenses, which increased $292,000 or 20%. Other expense consists of many items, including goodwill amortization and core deposit premium amortization related to the First Union branch acquisition in the second quarter of 1996. These two expenses combined have increased $113,000 compared to the same period in prior year because there is six months of amortization in 1997 compared to only 2.5 months in 1996. Other expenses also includes the FDIC assessment which has increased $84,000 compared to prior year because the Company is now "adequately-capitalized" under currently applicable regulatory guidelines, where it was "well-capitalized" in prior year. See discussion above under "Capital Resources." This category also includes bank service charges which have increased $30,000 since this time last year due to a management decision to pay higher service charges in lieu of maintaining higher compensating balances at correspondent banks. Management feels that the Bank can earn enough of a return from investing these funds in alternative investment vehicles to more than offset the increased service charges. The remainder of the increase in other expenses is due to normal growth and activity.

Income Taxes

       The Company incurred income tax expense of $1.1 million for the 1997 six-month period compared to $702,000 for the same period in 1996 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 27%.


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

         * Filed herewith.


(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

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

Date: August 8, 1997

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