Form 10-Q
period 1997-09-30
PALMETTO BANCSHARES INC
filed 1997-11-12
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                           OR
____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

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

                                 (864) 984-4551
               --------------------------------------------------
              ( Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                    ----   ----

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at October 30, 1997
       -----------------------------         -------------------------------
       Common stock, $5.00 par value                  3,061,552

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
            For the Quarter and Nine Months Ended September 30, 1997


             INDEX                                                  Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets at September 30, 1997 and
December 31, 1996                                                     1

Consolidated Income Statements for the Three Months
Ended September 30, 1997 and 1996                                     2

Consolidated Income Statements for the Nine Months
Ended September 30, 1997 and 1996                                     3

Consolidated Statements of Cash Flows for
the Nine Months Ended September 30, 1997 and 1996                     4

Notes to Consolidated Interim  Financial Statements                   5

Management's Discussion and Analysis of
Financial Condition and Results of Operations                       6 - 14

PART II - OTHER INFORMATION                                        15 - 16
---------------------------
SIGNATURES                                                            17
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                                                September 30,     December 31,
                                                                                    1997              1996
                                                                             -----------------------------------
Assets                                                                           (unaudited)
Cash and due from banks                                                                $25,487          $28,373
Federal funds sold                                                                         919            1,951
Federal Home Loan Bank stock, at cost                                                    1,452               --
Investment securities held to maturity (market values of $77,567
     and $66,770 in 1997 and 1996, respectively)                                        76,740           66,207
Investment securities available for sale (amortized cost of $18,013
     and $15,970, in 1997 and 1996, respectively)                                       18,293           16,240
Loans held for sale                                                                         --            4,075
Loans                                                                                  360,363          332,986
     Less allowance for loan losses                                                     (4,992)          (4,729)
                                                                             -----------------------------------
                   Loans, net                                                          355,371          328,257

Premises and equipment, net                                                             13,029           12,323
Accrued interest                                                                         3,551            3,437
Other assets                                                                             8,077            7,514
                                                                             -----------------------------------
                                     Total assets                                     $502,919         $468,377
                                                                             ===================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                               69,814           71,349
     Interest-bearing                                                                  369,035          341,037
                                                                             -----------------------------------
                   Total deposits                                                      438,849          412,386

Securities sold under agreements to repurchase                                          15,112           11,636
Commercial paper (Master note)                                                          10,608            7,435
Federal funds purchased                                                                    525            3,000
Other liabilities                                                                        2,499            2,483
                                                                             -----------------------------------
                   Total liabilities                                                   467,593          436,940
                                                                             -----------------------------------

ESOP stock subject to put/call option                                                    3,784            3,313

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,060,552 issued and outstanding in 1997;
   3,032,952 issued and 3,023,841 outstanding in 1996                                   15,303           15,165
Additional paid-in capital                                                                 324              334
Retained earnings                                                                       19,527           15,894
Treasury stock (9,111 shares in 1996)                                                       --             (122)
Net unrealized gain on investment securities available for sale,
   net of income taxes                                                                     172              166
ESOP stock subject to put/call option, 275,180 common
     shares at $13.75 per share in 1997 and 284,007 common
     shares at $11.67 per share in 1996                                                 (3,784)          (3,313)
                                                                             -----------------------------------
                   Total shareholders' equity                                           31,542           28,124
                                                                             -----------------------------------

                   Total liabilities and shareholders' equity                         $502,919         $468,377
                                                                             ===================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                 Three Months Ended September 30, 1997 and 1996
                  (Dollars in Thousands, except per share data)

                                                                                  1997              1996
                                                                            -----------------------------------
Interest income:
  Interest and fees on loans                                                           $7,807           $7,081
  Interest and dividends on investment securities:
     U.S. Treasury and U.S. Government agencies                                           615              444
     State and municipal                                                                  500              449
     Mortgage-backed securities                                                           450              335
  Interest on federal funds sold                                                           84               11
  Dividends on FHLB stock                                                                  30               --
                                                                            -----------------------------------
                   Total interest income                                                9,486            8,320
                                                                            -----------------------------------

Interest expense:
  Interest on deposits                                                                  3,759            3,217
  Interest on securities sold under agreements to repurchase                              150              125
  Interest on federal funds purchased                                                       8               59
  Interest on commercial paper                                                            119               83
                                                                            -----------------------------------
                   Total interest expense                                               4,036            3,484
                                                                            -----------------------------------

                   Net interest income                                                  5,450            4,836
Provision for loan losses                                                                 350              350
                                                                            -----------------------------------
                   Net interest income after provision for
                      loan losses                                                       5,100            4,486
Non-interest income:
  Service charges on deposit accounts                                                     815              720
  Fees for trust services                                                                 236              210
  Other income                                                                            386              353
                                                                            -----------------------------------
                   Total non-interest income                                            1,437            1,283

Non-interest expenses:
  Salaries and other personnel                                                          2,078            1,844
  Net occupancy                                                                           387              390
  Furniture and equipment                                                                 453              376
  Postage and supplies                                                                    219              225
  Marketing and advertising                                                                81              160
  Telephone                                                                               129              131
  Other expenses                                                                          949              907
                                                                            -----------------------------------
                   Total non-interest expenses                                          4,296            4,033
                                                                            -----------------------------------

                   Income before income taxes                                           2,241            1,736
Income tax provision                                                                      717              455
                                                                            -----------------------------------

                   Net income                                                          $1,524           $1,281
                                                                            ===================================

                   Increase in fair value of ESOP stock                                    --              (32)
                                                                            ===================================

                   Net income on common shares not subject to put/call                 $1,524           $1,249
                                                                            ===================================

                   Net income  per common share not subject to put/call                 $0.55            $0.46
                                                                            ===================================

Cash dividends declared per share                                                       $0.10            $0.07
                                                                            ===================================

Weighted average shares outstanding                                                 3,060,004        3,005,829
                                                                            ===================================

Weighted average shares outstanding not subject to put/call                         2,784,824        2,739,828
                                                                            ===================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                  Nine Months Ended September 30, 1997 and 1996
                  (Dollars in Thousands, except per share data)


                                                                                        1997              1996
                                                                             -----------------------------------
Interest income:
  Interest and fees on loans                                                           $22,798          $19,504
  Interest and dividends on investment securities
     U.S. Treasury and U.S. Government agencies                                          1,725            2,411
     State and municipal                                                                 1,418              990
     Mortgage-backed securities                                                          1,281              613
  Interest on federal funds sold                                                           249               67
  Dividends on FHLB stock                                                                   30               --
                                                                             -----------------------------------
                   Total interest income                                                27,501           23,585
                                                                             -----------------------------------

Interest expense:
  Interest on deposits                                                                  10,961            9,288
  Interest on securities sold under agreements to repurchase                               428              353
  Interest on federal funds purchased                                                       63              247
  Interest on commercial paper                                                             266              227
                                                                             -----------------------------------
                   Total interest expense                                               11,718           10,115
                                                                             -----------------------------------

                   Net interest income                                                  15,783           13,470
Provision for loan losses                                                                  950            1,100
                                                                             -----------------------------------
                   Net interest income after provision for
                      loan losses                                                       14,833           12,370
Non-interest income:
  Service charges on deposit accounts                                                    2,382            2,044
  Fees for trust services                                                                  709              612
  Other income                                                                           1,173            1,036
                                                                             -----------------------------------
                   Total non-interest income                                             4,264            3,692

Non-interest expenses:
  Salaries and other personnel                                                           6,325            5,472
  Net occupancy                                                                          1,061            1,096
  Furniture and equipment                                                                1,265            1,110
  Postage and supplies                                                                     658              664
  Marketing and advertising                                                                451              528
  Telephone                                                                                387              343
  Other expenses                                                                         2,670            2,317
                                                                             -----------------------------------
                   Total non-interest expenses                                          12,817           11,530
                                                                             -----------------------------------

                   Income before income taxes                                            6,280            4,532
Income tax provision                                                                     1,825            1,157
                                                                             -----------------------------------

                   Net income                                                           $4,455           $3,375
                                                                             ===================================

                   Increase in fair value of ESOP stock                                   (470)            (336)
                                                                             ===================================

                   Net income on common shares not subject to put/call                  $3,985           $3,039
                                                                             ===================================

                   Net income  per common share not subject to put/call                  $1.44            $1.11
                                                                             ===================================

Cash dividends declared per share                                                        $0.27            $0.20
                                                                             ===================================

Weighted average shares outstanding                                                  3,049,924        3,008,157
                                                                             ===================================

Weighted average shares outstanding not subject to put/call                          2,764,852        2,729,823
                                                                             ===================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                For Nine Months Ended September 30, 1997 and 1996
                             (Dollars in Thousands)


                                                                                              1997              1996
                                                                                   -----------------------------------
Cash flows from operating activities:
  Net income                                                                                  $4,455            3,375
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                   Depreciation and amortization                                               1,415            1,271
                   Provision for loan losses                                                     950            1,100
                   Origination or acquisition of loans held for sale                         (25,077)        (119,644)
                   Sale of loans held for sale                                                29,152          114,227
                   Change in accrued interest receivable                                        (114)            (556)
                   Change in other assets                                                       (859)          (4,366)
                   Change in other liabilities, net                                               12              606
                                                                                   -----------------------------------

                                     Net cash provided by operating activities                 9,934           (3,987)

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                         (23,756)         (23,357)
  Purchase of investment securities available for sale                                       (10,956)          (9,991)
  Proceeds from maturities of investment securities held to maturity                          11,171            5,000
  Proceeds from maturities of investment securities available for sale                         5,400            1,272
  Proceeds from sale of investment securities available for sale                               3,574           28,979
  Principal paydowns on mortgage-backed securities                                             1,989            1,589
  Purchase of Federal Home Loan Bank stock                                                    (1,452)              --
  Net increase in loans                                                                      (28,064)         (69,536)
  Purchases of premises and equipment                                                         (1,612)          (2,118)
                                                                                   -----------------------------------

                                     Net cash used in investing activities                   (43,706)         (68,162)

Cash flows from financing activities:
  Net increase in deposit accounts                                                            26,252            8,175
  Acquisition of deposits, net                                                                    --           53,242
  Net increase in securities sold under agreements to repurchase                               3,476            3,171
  Net decrease  in commercial paper                                                            3,173            2,715
  Net increase (decrease) in federal funds purchased                                          (2,475)           9,350
  Proceeds from issuance of common stock                                                         128               --
  Purchase of treasury stock                                                                      --             (122)
  Proceeds from sale of treasury stock                                                           126               --
  Dividends paid                                                                                (826)            (601)
                                                                                   -----------------------------------

                                     Net cash provided by financing activities                29,854           75,930
                                                                                   -----------------------------------

Net increase (decrease) in cash and cash equivalents                                          (3,918)           3,781
Cash and cash equivalents at beginning of the period                                          30,324           25,019
                                                                                   -----------------------------------

Cash and cash equivalents at end of the period                                               $26,406           28,800
                                                                                   ===================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                         11,603           10,065
                                                                                   ===================================
     Income taxes                                                                              1,655            1,441
                                                                                   ===================================

Supplemental schedule of non-cash investing and financing transactions:
         Change in unrealized gain on investment securities available for sale                     6               90
                                                                                   ===================================
         Securitization of mortgage loans                                                         --            6,334
                                                                                   ===================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

  The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1996.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1996
TO SEPTEMBER 30, 1997

General

     In response to the Bank's commitment to quality customer service, the Medical Savings Account (MSA) was introduced in early September for the Bank's small business customers. The MSA is a product which provides a tax-sheltered savings account for medical expenses for customers who have high deductible health insurance and are either self-employed or are employed by a small business. Also in September, the Bank enhanced the capabilities of its 24-Hour Account Information Line through a new voice response system. This system offers many new features including more detailed account information and statement retrieval via fax, as well as, an increased number of phone lines due to customer demand. In October, the Bank introduced its Super Money Market Account. This new money market account offers an annual percentage yield higher than the Bank's Premium Money Market Account when a customer maintains a $25,000 minimum balance.

     On October 14, the board of directors for Palmetto Bancshares, Inc., approved three new additions to the board. Ann Smith, Director of Annual Giving for Clemson University, Edward K. (Keith) Snead, owner of Keith Snead Builders Supply in Greenwood, and William (Bill) Moore, former President of Reeves Brothers, Inc., in Spartanburg and consultant for Sally Foster, Inc., began their respective terms. Each of these directors has served in an advisory capacity on local boards for the Bank in their respective communities for several years. They will serve as directors until the next annual meeting of shareholders, when they will be submitted as nominees for full terms as directors.

Assets

     Liquid assets which include cash, federal funds sold, and investments available for sale decreased by $1.9 million, or 4%, for the nine-month period. This decrease was largely due to the decrease in cash and due from banks of $2.9 million and a decrease in federal funds sold of $1 million due to better cash management and a reduction in the amount of required reserves. This reduction in reserves is due to the reclassification of certain deposit accounts from reservable to non-reservable categories. These decreases were partially offset by a $2 million increase in available for sale securities.

     Early in 1996, application was made by the Bank for membership in the Federal Home Loan Bank of Atlanta. Membership requirements were approved in June, and the required investment of $1,452,000 was made at that time. Access to additional bank liquidity, loan funding, and investment opportunities are among the options available to the Bank through this membership.

     Investment securities held to maturity increased during the nine-month period by $10.5 million, or 16%. This increase was due to purchases of $23.8 million with the funds received from the implementation of certain new cash management strategies and the reduction in the amount of required reserves. These purchases were offset with maturities of $11.2 million and with principal pay downs on mortgage-backed securities of $2.0 million.

     Loans, net, increased by $27.1 million, or 8%, during the nine-month period as a result of normal growth. The allowance for loan losses was increased to 1.39% from 1.38% at September 30, 1997 and 1996, respectively.

     At September 30, 1997, the Company had no loans held for sale due to a reorganization in the Bank's mortgage servicing department. The Bank is currently not actively purchasing and originating mortgage loans to be sold. The Bank plans to re-engage in these activities in the future, but not to the same extent or volume as before. The Bank continues to service its portfolio of loans sold. These loans serviced for the benefit of others amounted to approximately $152.2 million at September 30, 1997.

     The Bank began recognizing originated mortgage servicing rights and purchased mortgage servicing rights in the second quarter of 1996 for loans sold with servicing retained with the startup of its mortgage servicing operations. The mortgage servicing rights related to the mortgage servicing department's activities are approximately $1.7 million at September 30, 1997, which represents their fair market value.

     Other assets increased by $563,000, or 7%, due to the aforementioned mortgage servicing rights. This increase was slightly offset with amortization of various prepaids and intangibles.

Liabilities and Shareholders' Equity

     Deposit balances increased by 6% during the period, from $412.4 million to $438.8 million. The increase was due to normal growth.

     Securities sold under agreements to repurchase have increased by $3.5 million or 30%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $3.2 million or 43%. These changes are the result of normal fluctuations in the accounts. Federal funds purchased decreased by $2.5 million due to normal fluctuations.

     Total shareholders equity increased by $3.4 million, for the nine-month period as a result of net income of $4.5 million; less dividends paid of $826,000; an increase in the unrealized gain on investment securities available for sale net of income taxes of $6,000; proceeds from the issuance of common stock for $128,000; proceeds from the sale of treasury stock of $126,000; and reduced by the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $470,000.

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

Liquidity

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At September 30, 1997, the

Company's liquidity ratio was 21%.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.27 per share in dividends so far in 1997. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. The Bank's current primary capital ratio is 7.76%; therefore, at September 30, 1997, the Bank had $3.8 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.

Capital Resources

     As of September 30, 1997, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "adequately capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:


                                                       ADEQUATELY
                                       AS OF          CAPITALIZED       WELL CAPITALIZED
                                      9/30/97         REQUIREMENT          REQUIREMENT
--------------------------------- ---------------- ------------------- -------------------

Company:
   Total Risk-based Capital             9.53%             8.00%               10.00%
   Tier 1 Risk-based Capital            8.28              4.00                6.00
   Leverage Ratio                       6.06              4.00                5.00

Bank:
   Total Risk-based Capital             9.53              8.00                10.00
   Tier 1 Risk-based Capital            8.28              4.00                6.00
   Leverage Ratio                       6.05              4.00                5.00
Primary Capital to Assets               7.76              7.00                7.00
--------------------------------- ---------------- ------------------- -------------------


     Because the Company's total risk-based capital ratio is 9.53%, the Company is defined to be "adequately-capitalized" under currently applicable regulatory guidelines. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines, presently anticipated to occur within 1998.

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

     In September 1997, the FASB issued SFAS Nos. 130 and 131, Reporting Comprehensive Income and Disclosures about Segments of an Enterprise and Related Information, respectively. Both statements are effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. While these statements may increase the detail of information the Company will have to disclose, the adoption of these standards is not expected to have a material affect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


     Net income for the three months ended September 30, 1997 was $1.5 million, an increase of 19% from the $1.3 million reported for the same period in 1996. Net income per common share not subject to put/call was $0.55 for the 1997 period as compared with $0.46 for the comparable period in 1996.

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

     For the three-month period ended September 30, 1997, net interest income was $5.5 million, which represented a 13% increase from the same period in 1996. This increase was the result of increases in the volume of earning assets. Earning assets averaged $469.4 million and $400.7 million during the third quarters of 1997 and 1996, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1996. The average net interest margin for the 1997 period was 4.66%, compared to 4.80% for the same period in 1996.

     Interest income on loans increased 10% due to increased volume, partially offset by a slight decrease in rate. Interest income on investment securities increased 27% to $1.6 million during the 1997 period compared to the corresponding period in 1996 due to increased volume. Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.26% for the three months ended September 30, 1996 to 8.11% for the three months ended September 30, 1997. The prime interest rate remained constant at 8.5% for the quarter ended September 30, 1997, but was 8.25% one year ago.

     Total interest expense increased by 16% during the 1997 period mostly due to an increased volume of deposits at September 30, 1997, compared to September 30, 1996.

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

Provision for Loan Losses

       The provision for loan losses was $350,000 for the three months ended September 30, 1997 and 1996, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover potential future losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent, and on non-accrual amounted to approximately $974,000 and $688,000 at September 30, 1997 and 1996, respectively. The net charge-off ratio has increased from prior year to 0.27%. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income

       Total non-interest income increased by $154,000, or 12%, for the three months ended September 30, 1997, as compared to the same period in 1996. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $95,000, or 13%, during the 1997 period compared to the same period in 1996 due primarily to increased deposit accounts and increased transactions.

       The second largest contributor to non-interest income is fees for trust services, which increased $26,000, or 12%, due to new business and increased assets under management. Assets under management increased $5.9 million, or 4%, during the three months ended September 30, 1997, compared to growth of $3.9 million, or 4%, for the same period in 1996.

Other Operating Expenses

       Total non-interest expenses increased by $263,000, or 7%, during the 1997 three-month period over the same period in 1996. The largest contributor to non-interest expense was salaries and other personnel expense which increased $234,000, or 13%, due to normal salary increases and increased personnel in the branches, telephone banking center, and trust department. The second largest contributor was furniture and equipment expense, which increased $77,000, or 20%, due to normal growth and activity.

Income Taxes

       The Company incurred income tax expense of $717,000 for the 1997 three-month period compared to $455,000 for the same period in 1996 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 29%.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

       Net income for the nine months ended September 30, 1997 was $4.5 million, an increase of 32% from the $3.4 million reported for the same period in 1996. Net income per common share not subject to put/call was $1.44 for the 1997 period as compared with $1.11 for the comparable period in 1996.

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

       For the nine-month period ended September 30, 1997, net interest income was $15.8 million, which represented a 17% increase from the same period in 1996. This increase was the result of increases in the volume of earning assets. Earning assets averaged $449.8 million and $380.8 million during the first nine months of 1997 and 1996, respectively. The average net interest margin for the 1997 period was 4.69%, compared to 4.73% for the same period in 1996.

       Interest income on loans increased 17% due to increased average loan volumes. Interest income on investment securities increased 10% to $4.4 million during the 1997 period compared to the corresponding period in 1996 due to growth in the investment securities portfolio. At September 30, 1997, the weighted average rate (WAR) on the portfolio was 7.05%, with a weighted average life (WAL) of 5.68 years. At

September 30, 1996, the WAR was 7.04%, with a WAL of 5.63 years. At September 29, 1997, the Treasury Yield curve for a 5 year term was 5.98%, compared to 6.46% one year ago.

       Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the first nine months of last year. The yield on average earning assets, which includes federal funds sold, loans and investment securities, decreased from 8.27% for the nine months ended September 30, 1996 to 8.17% for the nine months ended September 30, 1997. The prime interest rate remained constant at 8.25% for the first quarter; and at 8.50% for the second and third quarters of 1997. The prime rate remained constant at 8.25% for the nine months ended September 30, 1996.

       Total interest expense increased by 16% during the 1997 period mostly due to an increased volume of deposits at September 30, 1997, compared to September 30, 1996. Average total interest-bearing liabilities, increased by 18% from September 30, 1996 to September 30, 1997. The average rate paid on interest bearing liabilities decreased from 4.04% during the nine-month period in 1996, to 4.03% during the 1997 period.

       The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. See further discussion under "Comparison of the Results of Operations for the Three Months Ended September 30, 1997 and 1996" above.

Provision for Loan Losses

       The provision for loan losses was $950,000 for the nine months ended September 30, 1997 compared to $1,100,000 for the nine months ended September 30, 1996. See further discussion under "Comparison of the Results of Operations for the Three Months Ended September 30, 1997 and 1996" above.

Other Operating Income

       Total non-interest income increased by $572,000, or 15%, for the nine months ended September 30, 1997, as compared to the same period in 1996. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $338,000, or 17%, during the 1997 period compared to the same period in 1996 due primarily to increased deposit accounts and increased transactions.

       The second largest component of non-interest income is other income, which increased $137,000, or 13%, due to normal growth and activity and income related to customer research, travelers express processing fees, and gains on sales of fixed assets.

       Another contributor to non-interest income is fees for trust services, which increased $97,000, or 16%, due to new business and increased assets under management. Assets under management were $142.8 million and $112.3 million at September 30, 1997 and 1996, respectively, representing a 27% increase.

Other Operating Expenses

       Total non-interest expenses increased by $1.3 million, or 11%, during the 1997 nine-month period over the same period in 1996. The largest contributor to non-interest expense was salaries and other personnel expense which increased $853,000, or 16%, due to normal salary increases and increased personnel. The number of full-time equivalent employees at September 30, 1997 was 280, compared to 247 at September 30,

1996.

       The second largest contributor was other expenses, which increased $353,000 or 15%. Other expense consists of many items, including goodwill amortization and core deposit premium amortization related to the First Union branch acquisition in the second quarter of 1996. These two expenses combined have increased $104,000 compared to the same period in prior year because there is 9 months of amortization in 1997 compared to only 5.5 months in 1996. Other expenses also includes the FDIC assessment which has increased $126,000 compared to prior year because the Company is now "adequately-capitalized" under currently applicable regulatory guidelines, where it was "well-capitalized" in prior year. See discussion above under "Capital Resources." This category also includes bank service charges which have increased $45,000 since this time last year due to a management decision to pay higher service charges in lieu of maintaining higher compensating balances at correspondent banks. Management feels that the Bank can earn enough of a return from investing these funds in alternative investment vehicles to more than offset the increased service charges. The remainder of the increase in other expenses is due to normal growth and activity.

Income Taxes

       The Company incurred income tax expense of $1.8 million for the 1997 nine-month period compared to $1.2 million for the same period in 1996 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 29%.


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

* Filed herewith.


(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

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

 Date:  November 7, 1997

                                  EXHIBIT INDEX

Exhibit No.

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

         * Filed herewith.

                             FINANCIAL DATA SCHEDULE
                                  Exhibit 27.1
                             (Dollars in Thousands)

The schedule contains summary financial information extracted from Palmetto Bancshares, Inc. and subsidiary Consolidated Statements of Operations and Consolidated Statements of Financial Condition and is qualified in its entirety by reference to such financial statements.