Form 10-K
period 1997-12-31
PALMETTO BANCSHARES INC
filed 1998-03-23
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1997

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to __________

Commission file number  0-26016

                            PALMETTO BANCSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

South Carolina                              74-2235055
--------------                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

301 Hillcrest Drive, Laurens, South Carolina         29360
--------------------------------------------         -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number - (864) 984 - 4551

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5.00 per share
                     ---------------------------------------
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

       State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 4, 1998. $65,555,896, based on the most recent sales price of $28.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,089,852 as of March 9, 1998.
------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

       The Company's Annual Report 1997, mailed to shareholders on March 20, 1998: Incorporated by reference in Part II of this Form 10-K.

       The Company's Supplemental Annual Report 1997, mailed to shareholders on March 20, 1998: Incorporated by reference in Parts I and II of this Form 10-K.

       The Company's Proxy Statement dated March 20, 1998 with respect to an Annual Meeting of Shareholders to be held April 21, 1998: Incorporated by reference in Part III of this Form 10-K.

                            PALMETTO BANCSHARES, INC.
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


                                    PART IV

Item 14.      Exhibits and Financial Statement Schedules and Reports on Form 8-K


                                                                            1
                                     Part I


Item 1.  Business

Palmetto Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), Bancshares engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, and Cherokee counties. The Bank is a state, non-member bank which was organized and chartered under South Carolina law in 1906. There are 26 full service branch offices in addition to the headquarters located in Laurens, South Carolina.

The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank's Dealer Finance Department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. In the later part of 1995, the Bank started a mortgage banking operation to continue to meet a broader range of its customers' financial service needs. This mortgage banking operation was in full operation by March 1996: originating, selling, and servicing mortgage loans. Due to a reorganization in the Bank's mortgage servicing department in 1997, the Bank is currently not actively purchasing and originating loans to be sold. The Bank plans to re-engage in the activities in the future, but not to the same extent or volume as before. The Bank continues to service its portfolio of loans sold.

At December 31, 1997, Bancshares had total assets of $513.2 million, loans outstanding of $368.0 million and deposits of $449.4 million. This compares with total assets of $468.4 million, loans outstanding of $333.0 million and deposits of $412.4 million, at December 31, 1996; and with total assets of $376.2 million, loans outstanding of $255.2 million and deposits of $329.7 million, at December 31, 1995.

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

Growth
On November 20, 1997, the Bank announced it was assuming the deposits of Greenwood Bank & Trust's Ninety-Six office. This assumption of about $4 million increases the Bank's presence in this market. Also, in December, the Bank announced it will be opening two new branches in Greenville County in the spring of 1998. These branches are located in Mauldin and on Woodruff Road in Greenville. These openings bring the Bank's total number of branches to 26.

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

Employees
At December 31, 1997, the Bank had 281 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1997, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

The Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 1997, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio. For further discussion on the Bank's current capital rating, see pages 11 through 12 of the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.


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

Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of Federal Deposit Insurance Corporation Insurance Act ("FDICIA") (see "Other Safety and Soundness Regulations -- Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased the Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. During 1996, the insurance assessment for the Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee) due to the fact that it was "well capitalized." Because the Bank is now "adequately capitalized," it pays insurance premiums ranging from 0.00% to 0.27% of the average assessment base.

Under the Deposit Insurance Fund Act, BIF-assessable deposits are subject to assessment for payment on the $780 million annual Financing Corporation ("FICO") bond obligation at 1/5 the rate of Savings Association Insurance Fund-assessable deposits. Accordingly, the FDIC has estimated that the annual FICO rate will be
1.30 basis points per $100 of BIF-assessable deposits in the years 1997 -- 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated at 2.5 basis points for banks).

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

The Bank has twenty-six full-service branches in the Upstate region of South Carolina in the following locations: Laurens (3), Duncan, Clinton, Greenwood
(2), Ninety-Six, Fountain Inn, Hodges, Mauldin, Simpsonville, Anderson (2), Greenville (5), Pendleton, Spartanburg (3), Inman, Blacksburg and Gaffney.

The Bank has automatic teller machines at the following branches: Church Street (Laurens), Clinton, Montague Avenue (Greenwood), Ninety-Six, Fountain Inn, Mauldin, Simpsonville, Woodruff Road (Greenville), Haywood Road (Greenville), East North Street at Howell Road (Greenville), Grove Road (Greenville), Blackstock Road (Spartanburg), Fernwood (Spartanburg), Duncan, Inman, Blacksburg, Gaffney, Pendleton, Anderson and North Anderson branches. The Bank also has ATM's at two non-branch locations: the Flour Daniel office complex (Greenville) and the Cato Corners Shopping Center (Laurens). In addition, the Bank owns five limited service branches in various retirement centers located in the Upstate region of South Carolina.

The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $1,400 to $99,100:

East North Street, Haywood Road, East North Street at Howell Road, Woodruff Road offices - Greenville

Spartan Centre, Blackstock Road, Fernwood offices - Spartanburg

Gaffney office - Gaffney

South Main Street and Ninety-Six offices - Greenwood

North Main office - North Anderson

Offices range in size from branch locations of approximately 800 to 10,000 square feet, to the Corporate Center location of approximately 55,000 square feet. The Corporate Center underwent renovations in 1996 totalling approximately $700,000. Because of the renovations, this location houses the corporate offices, finance department, and telephone banking center. All facilities are protected by alarm and security systems which meet or exceed regulatory standards. Each facility is in good condition and capable of handling increased volume. All of the locations are considered suitable and adequate for their intended purposes.


Item 3.  Legal Proceedings

Bancshares is not currently engaged in legal proceedings. From time to time the Bank is involved in legal proceedings incidental to its normal course of business as a bank. Management believes none of these proceedings is likely to have a materially adverse effect on the business of Bancshares or the Bank.

                                     Part II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

There is no public market for the common stock of Bancshares or the Bank. The last known selling price of Bancshares' common stock, based on information available to Bancshares' management, was $28.00 per share on March 4, 1998.

Bancshares, or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 1997, 1996, and 1995, Bancshares paid total cash dividends per share of $0.38, $0.28, and $0.22, respectively. Certain other information concerning dividends and historical trading prices is set forth on page 49 of the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by the state regulatory authorities for primary capital to asset ratios. The South Carolina Board of Financial Institutions guideline suggests a ratio of at least seven percent (7%). As of December 31, 1997, the Bank's primary capital to asset ratio was 7.88%.

As of December 31, 1997, approximately $4,576,000 was available for payment of dividends by the Bank. Prior approval of the Office of the Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank. As of December 31, 1997, there were 571 shareholders of record.


Item 6.  Selected Financial Data

The information required by this item is set forth on page 5 of the Company's Annual Report 1997, which is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain information required by this item is set forth on pages 3 through 13 of the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

                                     Table 1
                     Distribution of Assets and Liabilities
                             (DOLLARS IN THOUSANDS)




                                                                               Years Ended December 31,
                                                         1997           1997           1996             1996            1995
                                                        Average         % of          Average            % of         Average
ASSETS                                                  Balance         Total         Balance           Total         Balance
                                                        -------         -----         -------           -----         -------
Cash and due from banks                                 $20,098          4.07%         $23,743           5.51%         21,724
Federal funds sold                                        5,465          1.11%           1,758           0.41%          3,684
Federal Home Loan Bank stock                                779          0.16%               0           0.00%              0
Taxable investment securities                            60,915         12.34%          56,145          13.04%         47,618
Non-taxable investment securities                        36,221          7.34%          30,510           7.08%         25,777
Loans, net of unearned discount                         350,493         70.99%         301,839          70.08%        230,908
  Less: allowance for loan losses                        (4,876)        -0.99%          (4,088)         -0.95%         (3,247)
                                                  ----------------------------------------------------------------------------------
    Net loans                                           345,617         70.00%         297,751          69.13%        227,661

Premises and equipment, net                              12,679          2.57%          11,670           2.71%         10,275
Accrued Interest                                          3,563          0.72%           3,260           0.76%          2,495
Other assets                                              8,400          1.70%           5,881           1.37%          3,140
                                                  ----------------------------------------------------------------------------------
    Total assets                                       $493,737        100.00%        $430,718         100.00%        342,374
                                                  ==================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest-bearing deposits                          66,333         13.43%          58,440          13.57%         44,299
  Interest-bearing demand                               128,098         25.94%         115,674          26.86%        100,236
  Savings                                                27,639          5.60%          26,331           6.11%         21,518
  Time                                                  209,961         42.52%         172,799          40.12%        128,555
                                                  ----------------------------------------------------------------------------------
    Total deposits                                      432,031         87.50%         373,244          86.66%        294,608

Federal funds purchased and securities sold under
  agreements to repurchase                               15,279          3.09%          17,668           4.10%         12,020
Commercial paper                                          9,382          1.90%           8,075           1.87%          8,017
Note payable to a bank                                        0          0.00%               0           0.00%            107
Other liabilities                                         3,187          0.65%           2,600           0.60%          1,480
                                                  ----------------------------------------------------------------------------------
   Total liabilities                                    459,879         93.14%         401,587          93.24%        316,232

Shareholders equity:
  Common stock - $5.00 par value                         15,288          3.10%          15,165           3.52%         15,163
  Additional paid-in capital                                325          0.07%             334           0.08%            333
  Retained earnings                                      18,101          3.67%          13,671           3.17%         10,615
  Less treasury stock                                       (37)        -0.01%            (312)         -0.07%           (239)
  Unrealized gain (loss) on investment securities           181          0.04%             273           0.06%            270
                                                  ----------------------------------------------------------------------------------
    Total shareholders' equity                           33,858          6.86%          29,131           6.76%         26,142
                                                  ----------------------------------------------------------------------------------
    Total liabilities and shareholders' equity         $493,737        100.00%        $430,718         100.00%        342,374
                                                  ==================================================================================


                                                          Years Ended December 31,
                                                     1995          1994           1994
                                                     % of          Average        % of
ASSETS                                               Total         Balance        Total
                                                     -----         -------        -----
Cash and due from banks                               6.35%         16,629         5.45%
Federal funds sold                                    1.08%          5,016         1.65%
Federal Home Loan Bank stock                          0.00%              0         0.00%
Taxable investment securities                        13.91%         44,500        14.60%
Non-taxable investment securities                     7.53%         22,864         7.50%
Loans, net of unearned discount                      67.44%        204,959        67.23%
  Less: allowance for loan losses                    -0.95%         (2,766)       -0.91%
                                                  --------------------------------------
    Net loans                                        66.49%        202,193        66.32%

Premises and equipment, net                           3.00%          9,011         2.96%
Accrued Interest                                      0.73%          2,247         0.74%
Other assets                                          0.92%          2,423         0.79%
                                                  --------------------------------------
    Total assets                                    100.00%        304,883       100.00%
                                                  ======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest-bearing deposits                      12.94%         42,080        13.80%
  Interest-bearing demand                            29.28%        100,708        33.03%
  Savings                                             6.28%         23,305         7.64%
  Time                                               37.55%         98,692        32.37%
                                                  --------------------------------------
    Total deposits                                   86.05%        264,785        86.85%

Federal funds purchased and securities sold under
  agreements to repurchase                            3.51%          8,964         2.94%
Commercial paper                                      2.34%          6,312         2.07%
Note payable to a bank                                0.03%            630         0.21%
Other liabilities                                     0.43%          1,324         0.43%
                                                  --------------------------------------
   Total liabilities                                 92.36%        282,015        92.50%

Shareholders equity:
  Common stock - $5.00 par value                      4.43%         15,003         4.92%
  Additional paid-in capital                          0.10%            423         0.14%
  Retained earnings                                   3.10%          7,724         2.53%
  Less treasury stock                                -0.07%           (282)       -0.09%
  Unrealized gain (loss) on investment securities     0.08%              0         0.00%
                                                  --------------------------------------
    Total shareholders' equity                        7.64%         22,868         7.50%
                                                  --------------------------------------
    Total liabilities and shareholders' equity      100.00%        304,883       100.00%
                                                  ======================================

INVESTMENT PORTFOLIO

The following table shows, as of December 31, 1997, 1996 and 1995, the book value and market values of investments in obligations of (i) the U.S. Government and its agencies, (ii) states, counties, and municipalities, and (iii) mortgage-backed securities.
                                     TABLE 2
                              Investment Portfolio
                             (Dollars in Thousands)

INVESTMENTS HELD TO MATURITY

                                      1997                      1996                        1995
                                    Carrying       Market     Carrying       Market       Carrying     Market
                                      Value         Value       Value         Value         Value       Value

U.S. Treasury and U.S.
     Government agencies          $   16,984        17,036       16,006       15,891       15,033       15,176
State and municipals                  36,861        38,428       25,450       26,491       22,593       23,183
Mortgage-backed securities            26,161        26,114       24,751       24,388        6,163        6,190
                                      ------        ------       ------       ------        -----        -----

         Total                    $   80,006        81,578       66,207       66,770       43,789       44,549
                                  ==========        ======       ======       ======       ======       ======

INVESTMENTS AVAILABLE FOR SALE

                                      1997                      1996                        1995
                                    Amortized      Market     Amortized      Market       Amortized    Market
                                      Cost          Value       Cost          Value         Cost        Value
U.S. Treasury and U.S.
     Government agencies          $   12,492        12,681        8,993        9,035       29,996       30,686
State and municipals                   4,918         5,044        6,977        7,205        8,584        8,929
                                       -----         -----        -----        -----        -----        -----

         Total                    $   17,410        17,725       15,970       16,240       38,580       39,615
                                  ==========        ======       ======       ======       ======       ======


The following table indicates the maturities and respective yields by investment category as of December 31, 1997. Yields on tax exempt securities are stated on a tax equivalent basis using a federal tax rate of 34%.
                                                                  TABLE 3

                                                  Investment Portfolio Maturity Schedule
                                                    (Par Value -- Dollars in Thousands)
                                                             December 31, 1997

INVESTMENTS HELD TO MATURITY

                                                    Due After               Due After
                                Due                 One Year               Five Years
                              Within                 Through                 Through             Due After
                             One Year     Yield    Five Years     Yield     Ten Years   Yield    Ten Years   Yield
U.S. Treasury and
     U.S. Government
     agencies              $   1,000      5.78%       12,000      6.24%       4,000      7.30%         -        -
State and municipals              -          -         5,530      8.33       16,085      7.70      15,180     7.41
Mortgage-backed securities       405       6.45        9,318      6.38       10,616      6.51       5,695     6.20
                                 ---       ----        -----      ----       ------      ----       -----     ----

         Total             $   1,405      5.97%       26,848     6.72 %      30,701     7.23 %     20,875     7.08%
                           =========      ====        ======     ====        ======     ====       ======     ====

INVESTMENTS AVAILABLE FOR SALE

                                                    Due After               Due After
                                Due                 One Year               Five Years
                              Within                 Through                 Through             Due After
                             One Year     Yield    Five Years     Yield     Ten Years   Yield    Ten Years   Yield
                             --------     -----    ----------     -----     ---------   -----    ---------   -----

U.S. Treasury and U.S.
     Government agencies        $ --      --         12,500       6.29%        -          -        -           -
State and municipals             1,480   10.02%       3,410       8.84         -          -        -           -
                                 -----   -----        -----       ----        ------     -------  --------   -----


         Total                  $1,480   10.02 %     15,910       6.84%        -          -        -           --
                                ======   =====       ======       ====        ======     =======  ========   ======


LOAN PORTFOLIO

Management of the Company believes that the loan portfolio is adequately diversified. The table below summarizes loans by classification for the five year period ended December 31, 1997.

                                     TABLE 4
                           Loan Portfolio Composition
                             (Dollars in Thousands)

                                                                          December 31,
                                                                          ------------
                                                    1997        1996          1995          1994        1993
                                                    ----        ----          ----          ----        ----
Commercial, financial and
     agricultural                              $    81,678       68,616       45,377       32,672       31,107
Real estate-construction                             8,799        9,598        5,453        1,941        1,156
Real-estate-mortgage                               195,462      181,775      149,017      134,789      121,884
Installment loans to individuals                    82,024       72,997       55,340       46,006       37,344
                                                    ------       ------       ------       ------       ------

         Total                                 $   367,963      332,986      255,187      215,408      191,491
                                               ===========      =======      =======      =======      =======

Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1997, total loans, net of unearned discounts, were 79% of total earning assets. Loans secured by real estate accounted for 56% of total loans as of December 31, 1997. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

The table below shows the amounts of loans at December 31, 1997, except for real estate mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated.

                                     TABLE 5
                       Maturities and Sensitivity of Loans
                          to Changes in Interest Rates
                             (Dollars in Thousands)

                                                                  After 1 Year
                                                       1 Year        Through      After 5
                                                       or Less     Five Years      Years       Total

Commercial, financial and agricultural             $    33,086       39,786        8,806       81,678
Real estate-construction                                 4,692        3,268          839        8,799
                                                         -----        -----          ---        -----

     Total                                         $    37,778       43,054        9,645       90,477
                                                   ===========       ======        =====       ======


The amounts of the preceding loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:



                                                                                         December 31, 1997
                                                                                         -----------------

Predetermined interest rate                                                                $   52,699
Floating or adjustable interest rate                                                               -
                                                                                               ------
         Total                                                                             $   52,699
                                                                                           ==========


Thirty-one percent of total loans are repricable within one year.

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

The following table sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1993 through December 31, 1997.

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

At December 31, 1997, impaired loans amounted to approximately $70,000. During 1997, the average recorded investment in impaired loans was approximately $44,000, and there is $70,000 included in the allowance for loan losses related to impaired loans at December 31, 1997.



                                     TABLE 6
                               Nonperforming Loans
                             (Dollars in Thousands)


                                                                     90 Days                                   Foregone
                                                                     or More                                   Interest
                                                                    Past Due                  Percentage        Income
                                                                   and not on      Total        90 Days          From
                                                          Non-        Non-         Loans        or More          Non-
                                                         Accrual     Accrual    Outstanding    Past Due         Accrual
                                                         -------     -------    -----------    --------         -------

December 31, 1997:
    Commercial, financial and agricultural           $       63         -          81,678         0.08%             2
    Real estate - construction                               -          -           8,799         0.00             -
    Real estate - mortgage                                  256         -         195,462         0.13             26
    Installment loans to individuals                        777        144         82,024         1.12             38
                                                            ---        ---         ------         ----             --

        Total                                       $     1,096        144        367,963         0.34%            66
                                                    ===========        ===        =======         ====             ==

December 31, 1996:
    Commercial, financial and agricultural           $      140         -          68,617         0.20%             4
    Real estate - construction                               -          -           9,598         0.00             -
    Real estate - mortgage                                  428         -         181,775         0.24             25
    Installment loans to individuals                        545         -          72,996         0.75             23
                                                            ---                    ------         ----             --

        Total                                       $     1,113         -         332,986         0.33%            52
                                                    ===========                   =======         ====             ==

December 31, 1995:
    Commercial, financial and agricultural                  146         -          45,377         0.32             20
    Real estate - construction                               -          -           5,453         0.00             -
    Real estate - mortgage                                  241         -         149,017         0.16             11
    Installment loans to individuals                        409          3         55,340         0.74             35
                                                            ---          -         ------         ----             --

        Total                                       $       796          3        255,187         0.31%            66
                                                    ===========          =        =======         ====             ==

December 31, 1994:
    Commercial, financial and agricultural                  295         -          32,672         0.90             14
    Real estate - construction                               -          -           1,941         0.00             -
    Real estate - mortgage                                   -          -         134,789         0.00              9
    Installment loans to individuals                        341         18         46,006         0.78             27
                                                            ---         --         ------         ----             --

        Total                                       $       636         18        215,408         0.30%            50
                                                    ===========         ==        =======         ====             ==

December 31, 1993:
    Commercial, financial and agricultural                   44         -          31,107         0.14              3
    Real estate - construction                               -          -           1,156         0.00             -
    Real estate - mortgage                                  204         -         121,884         0.17             16
    Installment loans to individuals                        306         -          37,344         0.82             24
                                                            ---                    ------         ----             --

        Total                                       $       554         -         191,491         0.29%            43
                                                    ===========         ==        =======         ====             ==



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

The following table summarizes the activity in the allowance for loan losses for the years indicated:

                                                          1997          1996          1995          1994          1993

Average loans, net of unearned discount             $    350,493        301,839       230,908       204,959     180,880
                                                    ============        =======       =======       =======     =======

Allowance for loan losses:
    Beginning balance                               $      4,729          3,700         3,016         2,394       2,064
    Add provision for loan losses                          1,331          1,450         1,140           819       1,172

Loan charge-offs:
    Commercial, financial and agricultural                   158            131           262           100         521
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    -              92            14            -           -
    Installment loans to individuals                         891            487           337           357         469
                                                             ---            ---           ---           ---         ---
Total loan charge-offs                                     1,049            710           613           457         990

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                    56             42            60           123          42
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    -              65            33            -           -
    Installment loans to individuals                          85            182            64           137         106
                                                              --            ---            --           ---         ---
Total recoveries of loans previously charged off             141            289           157           260         148
                                                             ---            ---           ---           ---         ---

        Net charge-offs                                      908            421           456           197         842
                                                             ---            ---           ---           ---         ---

Ending balance                                      $      5,152          4,729         3,700         3,016       2,394
                                                    ============          =====         =====         =====       =====

Net charge-offs to average loans, net                       0.26%          0.14%        0.20%          0.10%       0.47%
Allowance for loan losses to average
    loans, net                                              1.47           1.57         1.60           1.47        1.32
Allowance for loan losses to total loans at
    period-end                                              1.40           1.42         1.45           1.40        1.25

Losses and recoveries are charged or credited to the allowance at the time realized.

The following table summarizes the allocation of the allowance for loan losses at December 31:

                            1997                1996                1995                1994                1993
                                % of                 % of                 % of                % of                % of
                        Total   Total     Total      Total     Total      Total     Total     Total     Total     Total
                        -----   -----     -----      -----     -----      -----     -----     -----     -----     -----
Balance applicable to:
    Commercial,
       financial and
       agricultural$  1,144     22.20%       974     20.61%       658     17.78%     457      15.15%     190     7.94%
    Real estate -
       construction     123      2.39        136      2.88         79      2.14       27       0.90       -      -
    Real estate -
       mortgage       2,737     53.12      2,582     54.59      2,161     58.40    1,887      62.60      882    36.84
    Installment loans
       to individuals 1,148     22.29      1,037     21.92        802     21.68      644      21.35    1,322    55.22
                      -----     -----      -----     -----        ---     -----      ---      -----    -----    -----

          Total    $  5,152    100.00%     4,729    100.00%     3,700    100.00%   3,016     100.00%   2,394   100.00
                   ========    ======      =====    ======      =====    ======    =====     ======    =====   ======


DEPOSITS

The following table presents average balances and average rates paid by category of deposit for the years ended December 31, 1997, 1996 and 1995:

                                     TABLE 8
                                    Deposits
                             (Dollars in Thousands)

                                     1997                              1996                            1995
                                     ----                              ----                            ----
                                              Average                           Average                        Average
                        Average    Interest    Rate     Average     Interest     Rate      Average  Interest    Rate
                        Balance     Expense    Paid     Balance      Expense     Paid      Balance   Expense    Paid
                        -------     -------    ----     -------      -------     ----      -------   -------    ----
Non-interest bearing
    demand             $ 66,333       --         --    $ 58,440       --           --     $ 44,299      --       --
Interest-bearing
    demand              128,098      2,730      2.13%   115,674      2,693        2.33%    100,236     2,480    2.47%
Savings                  27,639        676      2.45     26,331        652        2.48      21,518       600    2.79
Time                    209,961     11,410      5.43    172,799      9,379        5.43     128,555     6,907    5.37
                        -------     ------      ----    -------      -----        ----     -------     -----    ----

    Total deposits     $432,031     14,816      3.43%$373,244     12,724          3.41%   $294,608     9,987    3.39%
                       ========     ======      ==== ========     ======          ====    ========     =====    ====


The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100,000 as of December 31, 1997, 1996 and 1995.


                                                  1997               1996             1995
                                                  ----               ----             ----
Maturities:
     3 months or less                    $        23,062           18,082            17,598
     3 through 6 months                           12,206            8,569            11,722
     6 through 12 months                          11,004           11,286             6,512
     Over 12 months                                3,680            4,163             3,798
          --                                       -----            -----             -----

                                         $        49,952           42,100            39,630
                                                 ========          ======            ======


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

                                     TABLE 9
                           Return on Equity and Assets
                  (Dollars in thousands, except per share data)


                                                                           Years Ended December 31,
                                                                     1997           1996               1995

Net income                                                   $      5,925     $      4,753      $      3,602

Average shareholders' equity (1)                             $     33,858     $     29,131      $     26,142

Average total assets                                         $    493,737     $    430,718      $    342,374

Dividends declared                                           $      1,165     $        842      $        652

Dividends per share (2)                                      $       0.38     $       0.28      $       0.22

Net income per share, basic (2) (3)                          $       1.97     $       1.54      $       1.20

Return on average assets                                             1.20%            1.10  %           1.05%

Return on average equity                                            17.50%           16.32  %          13.78%

Dividend payout ratio                                               19.66%           17.72  %          18.10%

Average equity to average asset ratio                                6.86%            6.76  %           7.64%



(1) Excluding an accounting reclassification for shares held as ESOP stock of $3,784, $3,314 and $2,771 at December 31, 1997, 1996 and 1995,
       respectively.

(2) These numbers have been restated to reflect the three-for-one stock split in 1996.

(3) Based on weighted average shares outstanding not subject to put call of 2,772,298; 2,732,305 and 3,010,320 for 1997, 1996 and 1995, respectively.


SHORT - TERM BORROWINGS

The information required by this item is set forth on pages 32 and 33 of the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.


RATE / VOLUME ANALYSIS

The following table includes, for the years ended December 31, 1997, 1996 and 1995 interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

                                    TABLE 11
                              Rate Volume Analysis

                                                                                                  1997
                                               ------------------------------------------------------------------------------------
                                                        Average             Income/                          Volume          Rate
Assets                                                 Balances             Expense              Yield       Change         Change
                                                       --------             -------              -----       ------         ------

Cash and due from banks                                   $20,098
Federal funds sold                                          5,465               291               5.32%        197               1
Federal Home Loan Bank stock                                  779                56               7.19%         28              28
Taxable investment securities                              60,915             3,894               6.39%        293             283
Non-taxable investment securities                          36,221             2,637               7.28%        450            (396)
Loans, net of unearned discount                           350,493            30,868               8.81%      4,307            (291)
     Less: allowance for loan losses                       (4,876)
                                               -------------------
         Net loans
                                                          345,617

Premises an equipment, net                                 12,679
Accrued Interest                                            3,563
Other assets                                                8,400
                                               -------------------

     Total assets                                        $493,737
                                               ===================
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing demand                            66,333
    Interest-bearing demand                               128,098             2,730               2.13%        277            (240)
    Savings                                                27,639               676               2.45%         32              (9)
    Time                                                  209,961            11,410               5.43%      2,018              13
                                               -------------------
     Total deposits                                       432,031            14,816               3.43%      2,010              82

  Federal funds purchased and
    securities sold under
    agreements to repurchase                               15,279               644               4.21%       (103)            (25)
  Commercial paper                                          9,382               381               4.06%         52              16
  Note payable to a bank                                        0
  Other liabilities                                         3,187
                                               -------------------
     Total liabilities                                    459,879

Shareholders' equity:
  Common stock - $5.00 par value                           15,288
Additional Paid-in Capital                                    325
Retained earnings                                          18,101
Less treasury stock                                           (37)
Unrealized gain (loss) on
investment securities                                         181
                                               -------------------
     Total shareholders' equity                            33,858
                                               -------------------
     Total liabilities and
        shareholders' equity                             $493,737
                                               ===================

Average yield on all interest - earning assets                                                    8.32%
Average effective rate paid on all interest-bearing liabilities                                   4.06%
Net yield on interest-earning assets                                                              4.83%

Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $669, $655 and $691 for 1997, 1996 and 1995, respectively.


The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis.

TABLE 11
(CONTINUED)

                      1996                                                                             1995
--------------------------------------------------------------       --------------------------------------------------------------
  Average     Income/                    Volume          Rate           Average     Income/                        Volume     Rate
 Balances    Expense        Yield        Change         Change          Balances    Expense         Yield          Change    Change
 --------    -------        -----        ------         ------          --------    -------         -----          ------    ------
  $23,743                                                               $21,724
    1,758         93        5.29%        (150)           (137)            3,684       380             10.31%         (95)      278
        0          0        0.00%           0               0                 0         0              0.00%           0         0
   56,145      3,318        5.91%         532            (338)           47,618     3,124              6.56%          38       744
   30,510      2,583        8.47%         387             164            25,777     2,032              7.88%         264      (299)
  301,839     26,852        8.90%       6,445          (1,016)          230,908    21,423              9.28%       2,508     1,526
   (4,088)                                                               (3,247)
----------                                                           -----------

  297,751                                                               227,661

   11,670                                                                10,275
    3,260                                                                 2,495
    5,881                                                                 3,140
----------                                                           -----------

 $430,718                                                              $342,374
==========                                                           ===========





   58,440                                                                44,299
  115,674      2,693        2.33%         371            (157)          100,236     2,479              2.47%
   26,331        653        2.48%         127             (74)           21,518       600              2.79%
  172,799      9,379        5.43%       2,389              83           128,555     6,907              5.37%
----------                                                           -----------

  373,244     12,724        3.41%       2,673              65           294,608     9,986              3.39%         953     2,283



   17,668        772        4.37%         241              30            12,020       501              4.17%          31       226
    8,075        313        3.88%           2             (30)            8,017       341              4.25%          55       114
                                                                            107        13             12.15%         (50)       22
    2,600                                                                 1,480
----------                                                           -----------

  401,687                                                               316,232


   15,165                                                                15,163
      334                                                                   333
   13,671                                                                10,615
     (312)                                                                 (239)

      273                                                                   270
----------                                                           -----------

   29,131                                                                26,142
----------                                                           -----------

 $430,718                                                               342,374
==========                                                           ===========

                            8.42%                                                                      8.75%
                            4.05%                                                                      4.01%
                            4.88%                                                                      5.23%



                                    TABLE 12
                                                            Interest Rate Sensitivity
                                                             (Dollars in Thousands)
                                                              At December 31, 1997


                                                   2 Days
                                                    to 3          3-6         6-12          1-5       Over
                                        1 Day      Months       Months       Months        Years     5 Years     Total
                                        -----      ------       ------       ------        -----     -------     -----
Assets:
Federal funds sold                  $       388        -             -           -           -          -          388
Federal Home Loan Bank stock                 -         -             -           -           -       1,452       1,452
Investment securities                        -      4,923         1,950          -       43,212     47,646      97,731
Total loans                              45,666    28,716        21,410      19,877     199,958     52,336     367,963
                                         ------    ------        ------      ------     -------     ------     -------

     Total interest-earning assets  $    46,054    33,639        23,360      19,877     243,170    101,434     467,534
                                    ===========    ======        ======      ======     =======    =======     =======

Liabilities and Shareholders Equity

Interest checking                        84,741        -             -           -           -          -       84,741
Retail repurchase agreements             12,224        -             -           -           -          -       12,224
Insured money markets                    55,033        -             -           -           -          -       55,033
Savings deposits                         26,639        -             -           -           -          -       26,639
Time deposits over $100,000                  -     23,062        12,206      11,004       3,680         -       49,952
Other time deposits                          -     58,657        51,474      37,416      14,871         12     162,430
Commercial paper                          11,28        -             -           -           -           -      11,289
Federal funds purchased                   1,500        -             -           -           -          -        1,500

     Total interest-bearing
         liabilities                $   191,426    81,719        63,680      48,420      18,551         12     403,808

Interest rate sensitivity gap       $  (145,372)  (48,080)      (40,320)    (28,543)    224,619    101,422      63,726

Cumulative interest rate
     sensitivity gap                $  (145,372) (193,452)     (233,772)   (262,315)     37,696     63,726          -

Cumulative interest rate
     sensitivity gap
     as a % of total
     interest-earning assets             (31.09)% (41.38)%       (50.00)%    (56.11)%      8.06%     13.63%         -%



Notes to Interest Rate Sensitivity table:

o Interest-earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of scheduled rate adjustments and contractual maturities.
o Loans receivable includes non-performing loans and unamortized deferred loan costs, and is reduced by unamortized discounts.
o Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractural maturities. For accounts with no stated maturities, the balances are included in the one day category.
o The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate sensitive assets and liabilities. The preceding table generally reflects that in periods of rising interest rates, rate sensitive liabilities will reprice faster than rate sensitive assets, thus having a negative effect on net interest income. It must be understood, however, that such an analysis is only a snapshot picture and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates. For further discussion, please see "Net Interest Income" and "Asset and Liability Management" section of Management's Discussion and Analysis in the Company's Supplemental Annual Report 1997 (pages 4 through
8), which is incorporated herein by reference.


NON - INTEREST INCOME

The information required by this item is set forth on pages 8-9 and 16 of the Company's Supplemental Annual Report 1997, incorporated herein by reference.


NON - INTEREST EXPENSES

The information required by this item is set forth on pages 9 and 16 of the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information required by this item is set forth in the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers" on pages 2 through 5 in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of the Shareholders, which is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 14 in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 12 through 14 in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on page 14 in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.


                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1) The following are filed as a part of this report on Form 10-K:
          Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

          Report of Independent Certified Public Accountant: Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

          Consolidated Balance Sheets as of December 31, 1997 and 1996:
          Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

          Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995: Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

          Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 1997, 1996 and 1995: Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995: Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

          Notes to Consolidated Financial Statements: Incorporated by reference to the Company's Supplemental Annual Report 1997, which is incorporated herein by reference.

      (2) Additional financial statement schedules furnished pursuant to the requirements of Form 10-K

          All other schedules have been omitted as the required information is either inapplicable or included in the Notes to the Consolidated Financial Statements.

      (3) Exhibits:

          Exhibit No.                 Description
          -----------                 -----------

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

          3.2.1          By-Laws adopted April 10, 1990.

          3.2.2          Amendment to By-Laws dated April 12, 1994.

          4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .5

          4.2            Bylaws of the Registrant: Included in Exhibit 3.2.1 -
                         .2

          4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

          10.1**         Palmetto Bancshares, Inc. 1997 Stock Compensation Plan:
                         filed herewith.

          13.1.1* Page 5 of the Company's Annual Report 1997, mailed to shareholders on March 20, 1998.

          13.1.2* The Company's Supplemental Annual Report 1997, mailed to shareholders on March 20, 1998.

          20.1 The Company's Proxy Statement dated March 20, 1998, with respect to an Annual Meeting of Shareholders as filed with the Commission on March 20, 1998.

          21.1**         List of Subsidiaries of the Registrant

          27.1**         Financial Data Schedule


              * Management contract or compensatory plan or arrangement.

              ** Filed herewith.

(b)    Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1997.

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



PALMETTO BANCSHARES, INC.



By:

 /s/ L. Leon Patterson
 ---------------------
L. Leon Patterson
Chairman and Chief
Executive Officer

 /s/ Paul W. Stringer
 --------------------
Paul W. Stringer
President  (Chief Accounting Officer)


Date:  March 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

          Signature                    Title                      Date
          ---------                    -----                      ----


 /s/ L. Leon Patterson
----------------------
L. Leon Patterson                   Director                March 9, 1998


 /s/ Paul W. Stringer
----------------------
Paul W. Stringer                    Director                March 9, 1998


 /s/ James A. Cannon
----------------------
James A. Cannon                     Director                March 9, 1998


 /s/ Fred Davis, Jr.
----------------------
W. Fred Davis, Jr.                  Director                March 9, 1998


 /s/ Michael D. Glenn
----------------------
Michael D. Glenn                    Director                March 9, 1998

          Signature                    Title                      Date
          ---------                    -----                      ----


 /s/ David P. George, Jr.
-----------------------------
David P. George, Jr.                Director                March 9, 1998


 /s/ John T. Gramling, II
-----------------------------
John T. Gramling, II                Director                March 9, 1998


 /s/ James M. Shoemaker, Jr.
-----------------------------
James M. Shoemaker, Jr.             Director                March 9, 1998



-----------------------------
J. David Wasson, Jr.                Director                March __,1998


 /s/ Ann B. Smith
-----------------------------
Ann B. Smith                        Director                March 9, 1998


 /s/ Edward Keith Snead, III
-----------------------------
Edward Keith Snead III              Director                March 9, 1998


 /s/ William S. Moore
-----------------------------
William S. Moore                    Director                March 9, 1998

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

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

     3.2.1    By-Laws adopted April 10, 1990.

     3.2.2    Amendment to By-Laws dated April 12, 1994.

     4.1.1    Articles of Incorporation of the Registrant: Included in Exhibits
              3.1.1 - .5

     4.2      Bylaws of the Registrant: Included in Exhibit 3.2.1 - .2

     4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

     10.1* Palmetto Bancshares, Inc. 1997 Stock Compensation Plan: filed herewith.

     13.1.1* Page 5 of the Company's Annual Report 1997, mailed to shareholders on March 20, 1998.

     13.1.2* The Company's Supplemental Annual Report 1997, mailed to shareholders on March 20, 1998.

     20.1 The Company's Proxy Statement dated March 20, 1998, with respect to an Annual Meeting of Shareholders as filed with the Commission on March 20, 1998.

     21.1*    List of Subsidiaries of the Registrant

     27.1*    Financial Data Schedule

* Filed herewith.