Form 10-Q
period 1998-03-31
PALMETTO BANCSHARES INC
filed 1998-05-15
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
     ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

            Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                         74-2235055
    -------------------                                    --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at April 30, 1998
      ----------------                          ----------------------
 Common stock, $5.00 par value                         3,089,852

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
              For the Quarter and Three Months Ended March 31, 1998


                                INDEX                                   Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets at March 31, 1998 and
December 31, 1997                                                             1

Consolidated Income Statements for the Three Months
Ended March 31, 1998 and 1997                                               2-3

Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 1998 and 1997                                4

Consolidated Statements of Changes in Shareholders' Equity
for the Three Months Ended March 31, 1998 and 1997                            5

Notes to Consolidated Interim  Financial Statements                           6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                            7 - 13

PART II - OTHER INFORMATION                                             14 - 16
---------------------------
SIGNATURES                                                                   17
----------



                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                                           March 31        December 31
                                                                             1998              1997
                                                                        -----------------------------------
Assets                                                                    (unaudited)

Cash and due from banks                                                         $30,645            $25,539
Federal funds sold                                                                1,568                388
Federal Home Loan Bank stock, at cost                                             1,541              1,452
Investment securities held to maturity (market values of $79,418
     and $81,578 in 1998 and 1997, respectively)                                 77,748             80,006
Investment securities available for sale (amortized cost of $20,605
     and $17,410, in 1998 and 1997, respectively)                                20,921             17,725
Loans held for sale                                                               3,305                 --
Loans                                                                           379,940            367,963
     Less allowance for loan losses                                              (5,289)            (5,152)
                                                                        -----------------------------------
                      Loans, net                                                374,651            362,811

Premises and equipment, net                                                      14,323             13,386
Accrued interest                                                                  3,820              3,990
Other assets                                                                      8,408              7,910
                                                                        -----------------------------------
                    Total assets                                               $536,930           $513,207
                                                                        ===================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                        76,486             70,595
     Interest-bearing                                                           391,326            378,795
                                                                        -----------------------------------
                  Total deposits                                                467,812            449,390

Securities sold under agreements to repurchase                                   16,964             12,224
Commercial paper (Master note)                                                   11,463             11,289
Federal funds purchased                                                              --              1,500
Other liabilities                                                                 2,975              2,188
                                                                        -----------------------------------
                 Total liabilities                                              499,214            476,591
                                                                        -----------------------------------

Common stock subject to put/call option                                           3,784              3,784

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,089,852 issued and outstanding in 1998;
   3,089,552 issued and outstanding in 1997;                                     15,449             15,448
Additional paid-in capital                                                          318                317
Retained earnings                                                                21,754             20,658
Accumulated other comprehensive income                                              195                193
Common stock subject to put/call option, 275,180 common
     shares at $13.75 per share in 1998 and 1997                                 (3,784)            (3,784)
                                                                        -----------------------------------
                 Total shareholders' equity                                      33,932             32,832
                                                                        -----------------------------------

                 Total liabilities and shareholders' equity                    $536,930           $513,207
                                                                        ===================================

See accompanying notes to consolidated interim financial statements.



                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                   Three Months Ended March 31, 1998 and 1997
                  (Dollars in Thousands, except per share data)

                                                                             1998              1997
                                                                    -----------------------------------
Interest income:
  Interest and fees on loans                                                   $8,354             $7,516
  Interest and dividends on investment securities available for sale:
     U.S. Treasury                                                                194                160
     State and municipal                                                           72                106
     Mortgage-backed securities                                                     6                 --
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                                   263                291
     State and municipal                                                          485                345
     Mortgage-backed securities                                                   395                386
  Interest on federal funds sold                                                   63                 54
  Dividends on FHLB stock                                                          27                 --
                                                                      -----------------------------------
                 Total interest income                                          9,859              8,858
                                                                      -----------------------------------

Interest expense:
  Interest on deposits                                                          3,773              3,518
  Interest on securities sold under agreements to repurchase                      170                134
  Interest on federal funds purchased                                              25                 43
  Interest on commercial paper (Master note)                                      128                 62
                                                                      -----------------------------------
                 Total interest expense                                         4,096              3,757
                                                                      -----------------------------------

                 Net interest income                                            5,763              5,101
Provision for loan losses                                                         390                300
                                                                      -----------------------------------
                 Net interest income after provision for
                     loan losses                                                5,373              4,801
Non-interest income:
  Service charges on deposit accounts                                             823                760
  Fees for trust services                                                         335                236
  Other income                                                                    334                370
                                                                      -----------------------------------
                 Total non-interest income                                      1,492              1,366

Non-interest expenses:
  Salaries and other personnel                                                  2,409              2,244
  Net occupancy                                                                   415                342
  Furniture and equipment                                                         431                399
  FDIC assessment                                                                  46                 42
  Postage and supplies                                                            254                224
  Marketing and advertising                                                       237                174
  Telephone                                                                       143                134
  Other expense                                                                   834                748
                                                                      -----------------------------------
                 Total non-interest expenses                                    4,769              4,307
                                                                      -----------------------------------

                 Income before income taxes                                     2,096              1,860
Income tax provision                                                              629                508
                                                                      -----------------------------------

                      NET INCOME                                               $1,467             $1,352
                                                                      ===================================

                 Increase in fair value of common stock                            --               (717)
                                                                      -----------------------------------
                 Net income on common shares not subject to put/call           $1,467               $635
                                                                      ===================================
                                                                                               (Continued)




                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Income Statements (Unaudited) Continued
                   Three Months Ended March 31, 1998 and 1997
                  (Dollars in Thousands, except per share data)

                                                                             1998              1997
                                                                      -----------------------------------

                 Net income per share-basic, not subject to put/call           $0.47               $0.23

                 Net income per share-dilutive, not subject to put/call        $0.47              $0.23

                 Cash dividends declared per share                             $0.12              $0.08

See accompanying notes to consolidated interim financial statements.



                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                 For Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)
                                                                                       1998              1997
                                                                                  -----------------------------------
Cash flows from operating activities:
  Net income                                                                               $1,467             $1,352
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                                669                539
                 Provision for loan losses                                                    390                300
                 Origination or acquisition of loans held for sale                        (13,486)           (25,077)
                 Sale of loans held for sale                                               10,181             23,879
                 Change in accrued interest receivable                                        170                 80
                 Change in other assets                                                      (747)              (547)
                 Change in other liabilities, net                                             786                 41
                                                                                  -----------------------------------

                                 Net cash (used) provided by operating activities            (570)               567

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                         (388)           (10,428)
  Purchase of investment securities available for sale                                     (3,743)            (6,929)
  Proceeds from maturities of investment securities held to maturity                        1,000              3,000
  Proceeds from maturities of investment securities available for sale                        545                400
  Principal paydowns on mortgage-backed securities held to maturity                         1,620                381
  Purchase of Federal Home Loan Bank stock                                                    (89)                --
  Net increase in loans                                                                   (12,230)            (2,061)
  Purchases of premises and equipment                                                      (1,267)              (284)
                                                                                  -----------------------------------

                                 Net cash used in investing activities                    (14,552)           (15,921)

Cash flows from financing activities:
  Net increase in deposit accounts                                                         18,363             15,917
  Net increase in securities sold under agreements to repurchase                            4,740              2,136
  Net increase (decrease) in commercial paper                                                 174               (883)
  Net decrease in federal funds purchased                                                  (1,500)            (3,000)
  Proceeds from issuance of common stock                                                        2                 81
  Proceeds from sale of treasury stock                                                         --                126
  Dividends paid                                                                             (371)              (244)
                                                                                  -----------------------------------

                                 Net cash provided by financing activities                 21,408             14,133
                                                                                  -----------------------------------

Net increase (decrease) in cash and cash equivalents                                        6,286             (1,221)
Cash and cash equivalents at beginning of the period                                       25,927             30,324
                                                                                  -----------------------------------

Cash and cash equivalents at end of the period                                            $32,213            $29,103
                                                                                  ===================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                       4,182              3,661
                                                                                  ===================================
     Income taxes                                                                              55                175
                                                                                  ===================================

Supplemental schedule of non-cash investing and financing transactions:
         Change in unrealized gain on investment securities available for sale                  2               (112)
                                                                                  ===================================

See accompanying notes to consolidated interim financial statements.



                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                 For Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)

                                                                                 Additional
                                                                   Common          Paid-in        Retained       Treasury
                                                                    Stock          Capital        Earnings         Stock
                                                                    -----          -------        --------         -----
Balance at December 31, 1996                                         15,165             334         15,894            (121)
Net income                                                                                           1,352
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $70
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $1
     Net unrealized gains on securities

Comprehensive Income

Cash dividend declared                                                                                (244)
Issuance of 18,000 shares in
     connection with stock option                                        90              (9)
Sale of 9,111 shares treasury stock                                                                      4             121
Common stock subject to put/call option
                                                            -----------------------------------------------------------------
Balance at March 31, 1997                                            15,255             325         17,006               0
                                                            =================================================================


Balance at December 31, 1997                                         15,448             317         20,658               0
Net income                                                                                           1,467
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $1
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $0
     Net unrealized gains on securities

Comprehensive Income

Cash dividend declared                                                                                (371)
Issuance of 300 shares in
     connection with stock option                                         1               1
                                                            -----------------------------------------------------------------
Balance at March 31, 1998                                            15,449             318         21,754               0
                                                            =================================================================


                                                                                        Common
                                                                  Accumulated           Stock
                                                                     Other            Subject to
                                                                 Comprehensive         Put/Call
                                                                   Income, net          Option           Total
                                                                   -----------          ------           -----
Balance at December 31, 1996                                               166          (3,314)         28,124
Net income                                                                                               1,352
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $70                                                                            (114)
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $1                                                             2
     Net unrealized gains on securities                                   (112)
                                                           ----------------------------------------------------
Comprehensive Income                                                                                     1,240
                                                           ----------------------------------------------------
Cash dividend declared                                                                                    (244)
Issuance of 18,000 shares in                                                                                 0
     connection with stock option                                                                           81
Sale of 9,111 shares treasury stock                                                                        125
Common stock subject to put/call option                                                   (717)           (717)
                                                            ---------------------------------------------------
Balance at March 31, 1997                                                   54          (4,031)         28,609
                                                            ===================================================


Balance at December 31, 1997                                               193          (3,784)         32,832
Net income                                                                                               1,467
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $1                                                                                2
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $0                                                             0
     Net unrealized gains on securities                                      2
                                                            ---------------------------------------------------
Comprehensive Income                                                                                     1,469
                                                            ---------------------------------------------------
Cash dividend declared                                                                                    (371)
Issuance of 300 shares in
     connection with stock option                                                                            2
                                                            ---------------------------------------------------
Balance at March 31, 1998                                                  195          (3,784)         33,932
                                                            ===================================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation
    ---------------------

  The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1997.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation
    ---------------------------

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

3.  Summary of Significant Accounting Changes
    -----------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. The statement is effective for annual and quarterly financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. For the Company, the statement became effective in the first quarter of 1998 and required reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. Comprehensive income is defined by the statement as "the changes in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." On January 1, 1998, the Company adopted the provisions of SFAS No. 130. The Company adopted the Statement of Changes in Equity approach to disclosing changes in comprehensive income.

                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1997
TO MARCH 31, 1998


General
-------

     On April 13, 1998, the Bank opened a new office on Butler Road in Mauldin, South Carolina, which is located in Greenville County. On April 17, 1998, the Bank assumed the deposits of Greenwood Bank & Trust's Ninety-Six office located in Greenwood County, South Carolina. This assumption of approximately $2 million increases the Bank's presence in this market. On April 20, 1998, the Bank opened a new office on Woodruff Road in Greenville, South Carolina. These openings bring the Bank's total number of branches to 26.


Assets
------

     Liquid assets which include cash, federal funds sold, and investments available for sale increased by $9.5 million, or 22%, for the three-month period. This increase was due to the increase in cash and due from banks of $5.1 million, an increase in federal funds sold of $1.2 million and a $3.2 million increase in available for sale securities.

     During 1997, the Bank joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Bank is required to acquire and retain shares of capital stock in the FHLB of Atlanta based on certain ratios as of the beginning of the year. Based on these calculations, the Bank was required to make an additional investment of $89,000 in FHLB stock in 1998. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

     Investment securities held to maturity decreased during the three-month period by $2.3 million, or 3%. This decrease was due to maturities of $1.0 million and principal pay downs on mortgage-backed securities of $1.6 million. These decreases were slightly offset by purchases of $388,000.

     Loans, net, increased by $11.8 million, or 3%, during the three-month period as a result of normal growth. The allowance for loan losses was decreased to 1.39% from 1.44% at March 31, 1998 and 1997, respectively.

     At March 31, 1998, the Company had $3.3 million in loans held for sale with commitments to sell these loans in April 1998. The mortgage servicing rights related to the mortgage servicing department's activities are approximately $1.5 million at March 31, 1998, which represents their fair value. Loans serviced for the benefit of others amounted to approximately $146.1 million at March 31, 1998.

     Other assets increased by $498,000, or 6%, due to normal growth. This increase was slightly offset with amortization of various prepaids and intangibles.

Liabilities and Shareholders' Equity
------------------------------------

     Deposit balances increased by 4% during the period, from $449.4 million to $467.8 million. The increase was due to normal growth.

     Securities sold under agreements to repurchase have increased by $4.7 million or 39%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $174,000 or 2%. These changes are the result of normal fluctuations in the accounts. Federal funds purchased decreased by $1.5 million due to normal fluctuations.

     Total shareholders equity increased by $1.1 million, for the three-month period as a result of net income of $1,467,000; less dividends paid of $371,000.

     The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and shares distributed in 1998 are subject to the put/call feature. Accordingly, 275,180 shares are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated March 4, 1997, values the stock at $13.75 per share. The Company is currently awaiting an updated valuation from the independent actuary. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1998 due to the termination of the ESOP will be subject to the put/call until June 29, 1999.


Liquidity
---------

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At March 31, 1998, the Company's liquidity ratio was 18%.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.12 per share in dividends so far in 1998. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. The Bank's current primary capital ratio is 7.77%; therefore, at March 31, 1998, the Bank had $1.1 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.



Capital Resources
-----------------

         As of March 31, 1998, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "adequately capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

========================================= ============== =========================== ======================
                                                                 ADEQUATELY
                                              AS OF             CAPITALIZED            WELL CAPITALIZED
                                             3/31/98            REQUIREMENT               REQUIREMENT
========================================= ============== =========================== ======================

Company:
   Total Risk-based Capital                   9.76%                 8.00%                   10.00%
   Tier 1 Risk-based Capital                  8.51                  4.00                     6.00
   Tier 1 Leverage Ratio                      6.45                  4.00                     5.00

Bank:
   Total Risk-based Capital                   9.76                  8.00                    10.00
   Tier 1 Risk-based Capital                  8.51                  4.00                     6.00
   Tier 1 Leverage Ratio                      6.45                  4.00                     5.00
Primary Capital to Assets                     7.77                  7.00                     7.00
========================================= ============== =========================== ======================


     Because the Company's total risk-based capital ratio is 9.76%, the Company is defined to be "adequately-capitalized" under currently applicable regulatory guidelines. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines, presently anticipated to occur before year-end.

Accounting and Reporting Matters
--------------------------------

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). Although the adoption of this standard changed the appearance of the Company's income statement, there is not a material difference between basic and diluted earnings per share for the Company.

         In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. The statement is effective for annual and quarterly financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. For the Company, the statement became effective in the first quarter of 1998 and required reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. Comprehensive income is defined by the statement as "the changes in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company adopted the Statement of Changes in Equity approach to disclosing changes in comprehensive income.

         Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. A company is required to report on operating segments based on the management approach. An operating segment is defined as any component of an enterprise that engages in business activities from which it may earn revenues and incur expenses. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company anticipates that adoption of this standard will not have a material effect on the Company.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practical, the statement also standardizes disclosures for retiree benefits. The Company anticipates that adoption of this standard will not have a material effect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net income for the three months ended March 31, 1998 was $1.5 million, an increase of 9% from the $1.4 million reported for the same period in 1997. Net income per common share-basic, not subject to put/call, was $0.47 for the 1998 period as compared with $0.23 for the comparable period in 1997. Net income per common share-dilutive, not subject to put/call, was $0.47 for the 1998 period as compared with $0.23 for the comparable period in 1997.


Net Interest Income
-------------------

     The largest component of the Company's net income is the Bank's net interest income, defined as the difference between gross interest and fees on earnings assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits and borrowed funds.

     For the three-month period ended March 31, 1998, net interest income was $5.8 million, which represented a 13% increase from the same period in 1997. This increase was the result of increases in the volume of earning assets. Earning assets averaged $477.9 million and $433.2 million during the first quarters of 1998 and 1997, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1997. The average tax-equivalent net interest margin for the 1998 period was 5.06%, compared to 4.95% for the same period in 1997.

     Interest income on loans increased 11% due to increased volume and increased average rate. Interest income on investment securities increased 10% to $1.4 million during the 1998 period compared to the corresponding period in 1997 due to increased volume and rate. Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, increased from 8.32% for the three months ended March 31, 1997 to 8.37% for the three months ended March 31, 1998. The prime interest rate remained constant at 8.5% for the quarter ended March 31, 1998, but was 8.25% one year ago.

     Total interest expense increased by 9% during the 1998 period mostly due to an increased volume of deposits at March 31, 1998, compared to March 31, 1997.

     The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. TheBank's goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-Liability Management (ALM). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

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


Provision for Loan Losses
-------------------------

       The provision for loan losses was $390,000 for the three months ended March 31, 1998 and 1997, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover potential future losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent, and on non-accrual amounted to approximately $870,000 and $1,395,000 at March 31, 1998 and 1997, respectively. The net charge-off ratio has increased from prior year to 0.27%. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Other Operating Income
----------------------
       Total non-interest income increased by $126,000, or 9%, for the three months ended March 31, 1998, as compared to the same period in 1997. The largest contributor to non-interest income is fees for trust services, which increased $99,000, or 42%, due to new business and increased assets under management. Assets under management increased $29.6 million, or 19%, during the three months ended March 31, 1998, compared to growth of $6.2 million, or 5%, for the same period in 1997.

The second largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $63,000, or 8%, during the 1998 period compared to the same period in 1997 due primarily to increased deposit accounts and increased transactions.


Other Operating Expenses
------------------------

       Total non-interest expenses increased by $462,000, or 11%, during the 1998 three-month period over the same period in 1997. The largest contributor to non-interest expense was salaries and other personnel expense which increased $165,000, or 7%, due to normal salary increases and increased personnel in preparation for opening the new branches. The second largest contributor was net occupancy expense, which increased $73,000, or 21%, due to normal growth and activity. Other expense increased $86,000, or 12%, due to normal growth and activity and expenditures related to preparing for the branch openings.


Income Taxes
------------

       The Company incurred income tax expense of $629,000 for the 1998 three-month period compared to $508,000 for the same period in 1997 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 29%.


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

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                           Part II - Other Information


     Item 1. Legal Proceedings
             -----------------

Palmetto Bancshares, Inc. (the Company) is not engaged in any legal proceedings. From time to time The Palmetto Bank (the Bank) is involved in legal proceedings incidental to its normal course of business as a bank. Management believes none of these proceedings is likely to have a materially adverse effect on the business of the Company or the Bank.

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

At the Annual Meeting of Shareholders held April 21, 1998, the following persons were elected as directors with the votes indicated:

                                       FOR                   AGAINST
          W. Fred Davis, Jr.           2,708,409 shares      2,440 shares
          David P. George, Jr.         2,708,409 shares      2,440 shares
          Michael D. Glenn             2,708,409 shares      2,440 shares
          Edward K. Snead              2,708,409 shares      2,440 shares
          William S. Moore             2,708,409 shares      2,440 shares
          Ann B. Smith                 2,708,409 shares      2,440 shares


John T. Gramling, II; James M. Shoemaker, Jr.; Paul W. Stringer; James A. Cannon; L. Leon Patterson and J. David Wasson, Jr. continued in their present terms as directors.

Also at the Annual Meeting, the shareholders voted to adopt the 1997 Stock Compensation Plan with the votes indicated:

                 FOR                   AGAINST               ABSTAINED
                 2,172,464 shares      507,504 shares        7,875 shares



     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

     (a) Exhibits:

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

          4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 -- .5

          4.2              Bylaws of the Registrant: Included in Exhibits 3.2.1
                           -- .2.

          4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

          10.1 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan filed with the Securities and Exchange Commission on March 23, 1998, as exhibit 10.1 to the Company's form 10-K.

          27.1*            Financial Data Schedule

         * Filed herewith.


     (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
---------------------
L. Leon Patterson
Chairman and Chief Executive Officer


/s/ Paul W. Stringer
--------------------
Paul W. Stringer
President and Chief Operating Officer
(Chief Accounting Officer)

Date:  May 11, 1998

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