Form 10-Q
period 1998-06-30
PALMETTO BANCSHARES INC
filed 1998-07-30
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                    OR
____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

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
              ( Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                     ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                            Outstanding at July 27, 1998
       -----------------------------             -------------------------------
       Common stock, $5.00 par value                     3,089,852

                         PALMETTO BANCSHARES, INC.

                        Quarterly Report on Form 10-Q
              For the Quarter and Six Months Ended June 30, 1998


                     INDEX                               Page No.
                     -----                               --------

PART I - FINANCIAL INFORMATION
Consolidated Balance Sheets at June 30, 1998 and
December 31, 1997                                               1

Consolidated Income Statements for the Three Months
Ended June 30, 1998 and 1997                                    2

Consolidated Income Statements for the Six Months
Ended June 30, 1998 and 1997                                    3

Consolidated Statements of Cash Flows for
the Six Months Ended June 30, 1998 and 1997                     4

Consolidated Statements of Changes in Shareholders' Equity
for the Six Months Ended June 30, 1998 and 1997                 5

Notes to Consolidated Interim  Financial Statements             6

Management's Discussion and Analysis of
Financial Condition and Results of Operations              7 - 15

PART II - OTHER INFORMATION                               16 - 17

SIGNATURES                                                     18

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)



                                                                                         June 30        December 31
                                                                                          1998              1997
                                                                                   -----------------------------------
Assets                                                                                (unaudited)
Cash and due from banks                                                                    $31,751            $25,539
Federal funds sold                                                                             570                388
Federal Home Loan Bank stock, at cost                                                        1,541              1,452
Investment securities held to maturity (market values of $76,211
     and $81,578 in 1998 and 1997, respectively)                                            74,653             80,006
Investment securities available for sale (amortized cost of $28,534
     and $17,410, in 1998 and 1997, respectively)                                           28,864             17,725
Loans held for sale                                                                          1,660                 --
Loans                                                                                      387,371            367,963
     Less allowance for loan losses                                                         (5,386)            (5,152)
                                                                                   -----------------------------------
                 Loans, net                                                                381,985            362,811

Premises and equipment, net                                                                 14,444             13,386
Accrued interest                                                                             4,400              3,990
Other assets                                                                                 8,340              7,910
                                                                                   -----------------------------------
                 Total assets                                                             $548,208           $513,207
                                                                                   ===================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                   77,449             70,595
     Interest-bearing                                                                      395,899            378,795
                                                                                   -----------------------------------
                 Total deposits                                                            473,348            449,390

Securities sold under agreements to repurchase                                              15,466             12,224
Commercial paper (Master note)                                                              11,582             11,289
Federal funds purchased                                                                      6,200              1,500
Other liabilities                                                                            2,566              2,188
                                                                                   -----------------------------------
                 Total liabilities                                                         509,162            476,591
                                                                                   -----------------------------------

Common stock subject to put/call option                                                      4,810              3,784

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,089,852 issued and outstanding in 1998 and
   3,089,552 issued and outstanding in 1997;                                                15,449             15,448
Additional paid-in capital                                                                     318                317
Retained earnings                                                                           23,076             20,658
Accumulated other comprehensive income                                                         203                193
Common stock subject to put/call option, 274,841 common shares at $17.50 per share in 1998 and 275,180 common
     shares at $13.75 in 1997                                                               (4,810)            (3,784)
                                                                                   -----------------------------------
                 Total shareholders' equity                                                 34,236             32,832
                                                                                   -----------------------------------

                 Total liabilities and shareholders' equity                               $548,208           $513,207
                                                                                   ===================================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                    Three Months Ended June 30, 1998 and 1997
                  (Dollars in Thousands, except per share data)



                                                                                         1998              1997
                                                                                    -----------------------------------
Interest income:
  Interest and fees on loans                                                                 $8,580             $7,410
  Interest and dividends on investment securities available for sale:
     U.S. Treasury                                                                              198                288
     State and municipal                                                                        117                100
     Mortgage-backed securities                                                                  59                 --
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                                                 253                372
     State and municipal                                                                        486                367
     Mortgage-backed securities                                                                 367                445
  Interest on federal funds sold                                                                 71                111
  Dividends on FHLB stock                                                                        29                 --
                                                                                    -----------------------------------
                 Total interest income                                                       10,160              9,093
                                                                                    -----------------------------------

Interest expense:
  Interest on deposits                                                                        3,757              3,674
  Interest on securities sold under agreements to repurchase                                    179                144
  Interest on federal funds purchased                                                            13                 12
  Interest on commercial paper (Master note)                                                    124                 85
                                                                                    -----------------------------------
                 Total interest expense                                                       4,073              3,915
                                                                                    -----------------------------------

                 Net interest income                                                          6,087              5,178
Provision for loan losses                                                                       452                300
                                                                                    -----------------------------------
                 Net interest income after provision for
                    loan losses                                                               5,635              4,878
Non-interest income:
  Service charges on deposit accounts                                                           855                807
  Fees for trust services                                                                       335                237
  Other income                                                                                  430                360
                                                                                    -----------------------------------
                 Total non-interest income                                                    1,620              1,404

Non-interest expenses:
  Salaries and other personnel                                                                2,452              2,003
  Net occupancy                                                                                 421                332
  Furniture and equipment                                                                       439                413
  FDIC assessment                                                                                48                 43
  Postage and supplies                                                                          273                215
  Marketing and advertising                                                                     187                196
  Telephone                                                                                     144                124
  Other expense                                                                                 834                777
                                                                                    -----------------------------------
                 Total non-interest expenses                                                  4,798              4,103
                                                                                    -----------------------------------
                 Income before income taxes                                                   2,457              2,179
                                                                                    -----------------------------------
Income tax provision                                                                            764                600
                                                                                    -----------------------------------

                 NET INCOME                                                                  $1,693             $1,579
                                                                                    ===================================
                 Increase in fair value of common stock                                      (1,026)              (470)
                                                                                    -----------------------------------
                 Net income on common shares not subject to put/call                           $667             $1,109
                                                                                    ===================================
                 Net income per share-basic, not subject to put/call                          $0.24              $0.40
                 Net income per share-dilutive, not subject to put/call                       $0.23              $0.39
                 Cash dividends declared per share                                            $0.12              $0.09

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
                  (Dollars in Thousands, except per share data)



                                                                                          1998              1997
                                                                                     -----------------------------------
Interest income:
  Interest and fees on loans                                                                 $16,934            $14,926
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                                  392                448
     State and municipal                                                                         189                206
     Mortgage-backed securities                                                                   65                 --
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                                                  516                663
     State and municipal                                                                         971                712
     Mortgage-backed securities                                                                  762                831
  Interest on federal funds sold                                                                 134                165
  Dividends on FHLB stock                                                                         56                 --
                                                                                     -----------------------------------
                 Total interest income                                                        20,019             17,951
                                                                                     -----------------------------------

Interest expense:
  Interest on deposits                                                                         7,530              7,192
  Interest on securities sold under agreements to repurchase                                     349                278
  Interest on federal funds purchased                                                             38                 55
  Interest on commercial paper                                                                   252                147
                                                                                     -----------------------------------
                 Total interest expense                                                        8,169              7,672
                                                                                     -----------------------------------

                 Net interest income                                                          11,850             10,279
Provision for loan losses                                                                        842                600
                                                                                     -----------------------------------
                 Net interest income after provision for
                    loan losses                                                               11,008              9,679
Non-interest income:
  Service charges on deposit accounts                                                          1,678              1,567
  Fees for trust services                                                                        670                473
  Other income                                                                                   764                730
                                                                                     -----------------------------------
                 Total non-interest income                                                     3,112              2,770

Non-interest expenses:
  Salaries and other personnel                                                                 4,861              4,247
  Net occupancy                                                                                  836                674
  Furniture and equipment                                                                        870                812
  FDIC assessment                                                                                 94                 85
  Postage and supplies                                                                           527                439
  Marketing and advertising                                                                      424                370
  Telephone                                                                                      287                258
  Other expenses                                                                               1,668              1,525
                                                                                     -----------------------------------
                 Total non-interest expenses                                                   9,567              8,410
                                                                                     -----------------------------------
                 Income before income taxes                                                    4,553              4,039
                                                                                     -----------------------------------
Income tax provision                                                                           1,393              1,108
                                                                                     -----------------------------------

                 NET INCOME                                                                   $3,160             $2,931
                 Increase in fair value of ESOP stock                                         (1,026)              (470)
                                                                                     -----------------------------------
                 Net income on common shares not subject to put/call                          $2,134             $2,461
                                                                                     ===================================
                 Net income per share-basic, not subject to put/call                           $0.76              $0.89
                 Net income per share-dilutive, not subject to put/call                        $0.74              $0.87
Cash dividends declared per share                                                              $0.24              $0.17


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                   For Six Months Ended June 30, 1998 and 1997
                             (Dollars in Thousands)



                                                                                             1998              1997
                                                                                        -----------------------------------
Cash flows from operating activities:
  Net income                                                                                     $3,160             $2,931
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                                    1,335              1,042
                 Provision for loan losses                                                          842                600
                 Origination or acquisition of loans held for sale                              (20,580)           (25,077)
                 Sale of loans held for sale                                                     18,743             29,152
                 Gain on sale of loans                                                              177                 --
                 Change in accrued interest receivable                                             (410)              (470)
                 Change in other assets                                                            (816)            (1,681)
                 Change in other liabilities, net                                                   372                755
                                                                                        -----------------------------------

                                 Net cash (used) provided by operating activities                 2,823              7,252

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                             (1,559)           (17,710)
  Purchase of investment securities available for sale                                          (13,038)            (9,945)
  Proceeds from maturities of investment securities held to maturity                              3,000              3,200
  Proceeds from maturities of investment securities available for sale                              770                800
  Proceeds from sale of investment securities available for sale                                    983                552
  Principal paydowns on mortgage-backed securities held to maturity                               3,857              1,044
  Purchase of Federal Home Loan Bank stock                                                          (89)             -1452
  Net increase in loans                                                                         (20,016)           (13,516)
  Purchases of premises and equipment                                                            (1,745)              (786)
                                                                                        -----------------------------------

                                 Net cash used in investing activities                          (27,837)           (37,813)

Cash flows from financing activities:
  Net increase in deposit accounts                                                               21,884             26,931
  Acquisition of deposits, net                                                                    2,029                 --
  Net increase in securities sold under agreements to repurchase                                  3,242              2,689
  Net increase in commercial paper                                                                  293              2,859
  Net increase (decrease) in federal funds purchased                                              4,700             (3,000)
  Proceeds from issuance of common stock                                                              2                122
  Proceeds from sale of treasury stock                                                               --                126
  Dividends paid                                                                                   (742)              (520)
                                                                                        -----------------------------------

                                 Net cash provided by financing activities                       31,408             29,207
                                                                                        -----------------------------------

Net increase (decrease) in cash and cash equivalents                                              6,394             (1,354)
                                                                                        -----------------------------------
Cash and cash equivalents at beginning of the period                                             25,927             30,324
                                                                                        -----------------------------------
Cash and cash equivalents at end of the period                                                  $32,321            $28,970
                                                                                        ===================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                             8,234              7,563
                                                                                        ===================================
     Income taxes                                                                                 1,157                305
                                                                                        ===================================
Supplemental schedule of non-cash investing and financing transactions:
         Change in unrealized gain on investment securities available for sale                       10                (37)
                                                                                        ===================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                 For the Six Months Ended June 30, 1998 and 1997
                             (Dollars in Thousands)


                                                                                                               Accumulated
                                                                           Additional                             Other
                                                                  Common     Paid-in    Retained   Treasury   Comprehensive
                                                                   Stock     Capital    Earnings     Stock     Income, net
                                                                   -----     -------    --------     -----     -----------
Balance at December 31, 1996                                      15,165        334     15,894        (121)            166
Net income                                                                               2,931
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $28
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $4
     Net unrealized gains on securities                                                                                (37)

Comprehensive Income

Cash dividend declared                                                                    (519)
Issuance of 27,000 shares in
     connection with stock option                                    135        (14)
Sale of 9,111 shares treasury stock                                                          4         121
Common stock subject to put/call option
                                                               --------------------------------------------------------------
Balance at June 30, 1997                                          15,300        320     18,310           0             129
                                                               ==============================================================


Balance at December 31, 1997                                      15,448        317     20,658           0             193
Net income                                                                               3,160
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $6
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $0
     Net unrealized gains on securities                                                                                 10

Comprehensive Income

Cash dividend declared                                                                    (742)
Issuance of 300 shares in
     connection with stock option                                      1          1
Common stock subject to put/call option
                                                               --------------------------------------------------------------
Balance at June 30, 1998                                          15,449        318     23,076           0             203
                                                               ==============================================================



                                                                     Common
                                                                      Stock
                                                                   Subject to
                                                                    Put/Call
                                                                     Option        Total
                                                                     ------        -----
Balance at December 31, 1996                                         (3,314)      28,124
Net income                                                                         2,931
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $28                                                       (44)
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $4                                       7
     Net unrealized gains on securities
                                                                            -------------
Comprehensive Income                                                               2,894
                                                                            -------------
Cash dividend declared                                                              (519)
Issuance of 27,000 shares in                                                           0
     connection with stock option                                                    121
Sale of 9,111 shares treasury stock                                                  125
Common stock subject to put/call option                                (470)        (470)
                                                                 ------------------------
Balance at June 30, 1997                                             (3,784)      30,275
                                                                 ========================


Balance at December 31, 1997                                         (3,784)      32,832
Net income                                                                         3,160
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $6                                                         10
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $0                                       0
     Net unrealized gains on securities
                                                                            -------------
Comprehensive Income                                                               3,170
                                                                            -------------
Cash dividend declared                                                              (742)
Issuance of 300 shares in
     connection with stock option                                                      2
Common stock subject to put/call option                              (1,026)      (1,026)
                                                                 ------------------------
Balance at June 30, 1998                                             (4,810)      34,236
                                                                 ========================


See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
              Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

  The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1997.
   In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1997
TO JUNE 30, 1998


General

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


Assets

   Liquid assets which include cash, federal funds sold, and investments available for sale increased by $17.5 million, or 40%, for the six-month period. This increase was largely due to the increase in cash and due from banks of $6.2 million and a $11.1 million increase in available for sale securities.

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

   Investment securities held to maturity decreased during the six-month period by $5.4 million, or 7%. This decrease was due to maturities of $3.0 million and principal pay downs on mortgage-backed securities of $3.9 million. These decreases were slightly offset by purchases of $1.6 million.

   Loans, net, increased by $19.2 million, or 5%, during the six-month period as a result of normal growth. The allowance for loan losses was decreased to 1.39% from 1.42% at June 30, 1998 and 1997, respectively.

   At June 30, 1998, the Company had $1.7 million in loans held for sale with commitments to sell these loans in July 1998. The mortgage servicing rights related to the mortgage servicing department's activities are approximately $1.5 million at June 30, 1998, which represents their fair value. Loans serviced for the benefit of others amounted to approximately $147.4 million at June 30, 1998.

   Other assets increased by $430,000, or 5%, due to normal growth. This increase was slightly offset with amortization of various prepaids and intangibles.

Liabilities and Shareholders' Equity

   Deposit balances increased by 5% during the period, from $449.4 million to $473.3 million. The increase was due to normal growth.

   Securities sold under agreements to repurchase have increased by $3.2 million or 27%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $293,000 or 3%. These changes are the result of normal fluctuations in the accounts. Federal funds purchased increased by $4.7 million due to normal fluctuations.

   Total shareholders equity increased by $1.4 million, for the six-month period as a result of net income of $3,160,000; less dividends paid of $742,000; and reduced by the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $1,026,000.

   The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and shares distributed in 1998 are subject to the put/call feature. Accordingly, 274,841 shares are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated April 2, 1998, values the stock at $17.50 per share. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1998 due to the termination of the ESOP will be subject to the put/call until June 29, 1999.


Liquidity

   The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At June 30, 1998, the Company's liquidity ratio was 18.55%.

   The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.24 per share in dividends so far in 1998. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. The Bank's current primary capital ratio is 7.87%; therefore, at June 30, 1998, the Bank had $4.8 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.

Capital Resources

   As of June 30, 1998, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "adequately capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:


                                            Adequately
                               As of        Capitalized     Well Capitalized
                              6/30/98       Requirement       Requirement
--------------------------- ----------- ------------------- ---------------

Company:
   Total Risk-based Capital    9.94%           8.00%            10.00%
   Tier 1 Risk-based Capital   8.69            4.00              6.00
   Tier 1 Leverage Ratio       6.59            4.00              5.00

Bank:
   Total Risk-based Capital    9.94            8.00              10.00
   Tier 1 Risk-based Capital   8.69            4.00              6.00
   Tier 1 Leverage Ratio       6.59            4.00              5.00
Primary Capital to Assets      7.87            7.00              7.00
--------------------------- ----------- ------------------- ---------------


   Because the Company's total risk-based capital ratio is 9.94%, the Company is defined to be "adequately-capitalized" under currently applicable regulatory guidelines. The Company's strategic plan for controlled growth and profit improvement reflects sufficient internally generated capital to return the risk-weighted ratios to the "well-capitalized" guidelines, presently anticipated to occur before year-end.

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

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that adoption of this standard will not have a material effect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


   Net income for the three months ended June 30, 1998 was $1.7 million, an increase of 7% from the $1.6 million reported for the same period in 1997. Net income per common share-basic, not subject to put/call, was $0.24 for the 1998 period as compared with $0.40 for the comparable period in 1997. Net income per common share-dilutive, not subject to put/call, was $0.23 for the 1998 period as compared with $0.39 for the comparable period in 1997. The reason that net income per share declined in 1998 versus 1997 even though net income increased is because the adjustment to net income for the ESOP valuation increased dramatically compared to prior year.


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

   For the three-month period ended June 30, 1998, net interest income was $6.1 million, which represented an 18% increase from the same period in 1997. This increase was the result of increases in the volume of earning assets. Earning assets averaged $494.8 million and $452.2 million during the second quarters of 1998 and 1997, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1997. The average tax-equivalent net interest margin for the 1998 period was 5.11%, compared to 4.77% for the same period in 1997.

   Interest income on loans increased 16% due to increased volume and increased average rate. Interest income on investment securities decreased 6% to $1.5 million during the 1998 period compared to the corresponding period in 1997 due to decreased rate. Interest income on federal funds sold increased due to increased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, increased from 8.10% for the three months ended June 30, 1997 to 8.24% for the three months ended June 30, 1998. The prime interest rate remained constant at 8.5% for the quarters ended June 30, 1998 and 1997.

   Total interest expense increased by 4% during the 1998 period mostly due to an increased volume of deposits at June 30, 1998, compared to June 30, 1997.


Market Risk

   Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk ad commodity price risk, do not arise in the normal course of the Company's business activities.

   The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools.

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

     Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point shock over twelve months. The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates which might adversely affect its net interest margin. The Company does not feel that the market risk to the Company has changed significantly since December 31, 1997.

Provision for Loan Losses

     The provision for loan losses was $452,000 for the three months ended June 30, 1998 and 1997, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover potential future losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent, and on non-accrual amounted to approximately $1,664,000 and $1,617,000 at June 30, 1998 and 1997, respectively. The net charge-off ratio has increased from prior year to 0.32%. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.


Other Operating Income

     Total non-interest income increased by $216,000, or 15%, for the three months ended June 30, 1998, as compared to the same period in 1997. The largest contributor to the increase in non-interest income is fees for trust services, which increased $98,000, or 41%, due to new business and increased assets under management. Assets under management increased $1.8 million, or 1%, during the three months ended June 30, 1998.

     The second largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $48,000, or 6%, during the 1998 period compared to the same period in 1997 due primarily to increased deposit accounts and increased transactions.


Other Operating Expenses

     Total non-interest expenses increased by $695,000, or 17%, during the 1998 three-month period over the same period in 1997. The largest contributor to non-interest expense was salaries and other personnel expense which increased $449,000, or 22%, due to normal salary increases and increased personnel at the new branches. The second largest contributor was net occupancy expense, which increased $89,000, or 27%, due to increased depreciation, utilities and lease expense related to the new branches. Postage and supplies expense increased $58,000, or 27%, due to increased customer mailings related to the opening of the new branches.


Income Taxes

     The Company incurred income tax expense of $764,000 for the 1998 three-month period compared to $600,000 for the same period in 1997 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 30%.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1996

     Net income for the six months ended June 30, 1998 was $3.2 million, an increase of 8% from the $2.9 million reported for the same period in 1997. Net income per common share-basic, not subject to put/call, was $0.76 for the 1998 period as compared with $0.89 for the comparable period in 1997. Net income per common share-dilutive, not subject to put/call, was $0.74 for the 1998 period as compared with $0.87 for the comparable period in 1997. The reason that net income per share declined in 1998 versus 1997 even though net income increased is because the adjustment to net income for the ESOP valuation increased dramatically compared to prior year.

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

     For the six-month period ended June 30, 1998, net interest income was $11.9 million, which represented a 15% increase from the same period in 1997. This increase was the result of increases in the volume of earning assets. Earning assets averaged $486.5 million and $442.7 million during the first six months of 1998 and 1997, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1997. The average tax equivalent net interest margin for the 1998 period was 5.08%, compared to 4.83% for the same period in 1997.

     Interest income on loans increased 13% due to increased volume. Despite growth in the investment security portfolio, interest income on investment securities remained fairly constant at $2.9 million during the 1998 period compared to the corresponding period in 1997 due to a lower weighted average rate (WAR) earned on the portfolio. The WAR (tax equivalent) on the portfolio was 6.96% and 7.01%, at June 30, 1998 and 1997, respectively. The reduction in the WAR appears reasonable based on the decrease in the Treasury Yield curve in the last 12 months. At June 30, 1998, the Treasury Yield curve for a 5 year term was 5.47%, compared to 6.32% one year ago. Interest income on federal funds sold decreased due to decreased average volume of federal funds sold compared to the first six months of last year. The yield on average earning assets, which includes federal funds sold, loans and investment securities, increased from 8.18% for the six months ended June 30, 1997 to 8.30% for the six months ended June 30, 1998. The prime interest rate remained constant at 8.50% for the first and second quarters.

     Total interest expense increased by 6% during the 1998 period mostly due to an increased volume of deposits at June 30, 1998, compared to June 30, 1997. Average total interest-bearing liabilities, increased by 9% from June 30, 1997 to June 30, 1998. The average rate paid on interest bearing liabilities decreased from 4.03% during the six-month period in 1997, to 3.93% during the 1998 period.

     The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. See further discussion under "Comparison of the Results of Operations for the Three Months Ended June 30, 1998 and 1997" above.

Provision for Loan Losses

     The provision for loan losses was $842,000 for the six months ended June 30, 1998 compared to $600,000 for the six months ended June 30, 1997. See further discussion under "Comparison of the Results of Operations for the Three Months Ended June 30, 1998 and 1997" above.


Other Operating Income

     Total non-interest income increased by $342,000, or 12%, for the six months ended June 30, 1998, as compared to the same period in 1997. The largest contributor to this increase is fees for trust services, which increased $197,000, or 42%, due to new business and increased assets under management. Assets under management were $183.0 million and $136.9 million at June 30, 1998 and 1997, respectively, representing a 34% increase.

     The second largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $111,000, or 7%, during the 1998 period compared to the same period in 1997 due primarily to increased deposit accounts and increased transactions.


Other Operating Expenses

     Total non-interest expenses increased by $1.2 million, or 14%, during the 1998 six-month period over the same period in 1997. The largest contributor to non-interest expense was salaries and other personnel expense which increased $614,000, or 15%, due to normal salary increases and increased personnel at the new branches. The number of full-time equivalent employees at June 30, 1998 was 312, compared to 264 at June 30, 1997.

     The second largest increase was in net occupancy expense which increased $162,000 or 24%. This increase was due to increased depreciation, rent and utilities related to the new branches.


Income Taxes

     The Company incurred income tax expense of $1.4 million for the 1998 six-month period compared to $1.1 million for the same period in 1997 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 30%.


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

      27.1*             Financial Data Schedule

      * Filed herewith.


(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
---------------------------------------
 L. Leon Patterson
 Chairman and Chief Executive Officer


/s/ Paul W. Stringer
---------------------------------------
 Paul W. Stringer
 President and Chief Operating Officer
(Chief Accounting Officer)

Date:  July 22, 1998

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