Form 10-Q
period 1998-09-30
PALMETTO BANCSHARES INC
filed 1998-11-10
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

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

                                 (864) 984-4551
               --------------------------------------------------
              ( Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at November 3, 1998
 -----------------------------                  -------------------------------
Common stock, $5.00 par value                              3,086,542

                          PALMETTO BANCSHARES, INC.

                        Quarterly Report on Form 10-Q
           For the Quarter and Nine Months Ended September 30, 1998



                     INDEX                               Page No.
                     -----                               --------

PART I - FINANCIAL INFORMATION
-------------------------------
Consolidated Balance Sheets at September 30, 1998 and
December 31, 1997                                               1

Consolidated Income Statements for the Three Months
Ended September 30, 1998 and 1997                               2

Consolidated Income Statements for the Nine months
Ended September 30, 1998 and 1997                               3

Consolidated Statements of Cash Flows for
the Nine months Ended September 30, 1998 and 1997             4-5

Consolidated Statements of Changes in Shareholders' Equity
for the Nine months Ended September 30, 1998 and 1997           6

Notes to Consolidated Interim  Financial Statements             7

Management's Discussion and Analysis of
Financial Condition and Results of Operations              8 - 17

PART II - OTHER INFORMATION                               18 - 19
---------------------------
SIGNATURES                                                     20
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                                September 30   December 31
                                                                    1998           1997
                                                             ------------------------------
Assets                                                            (unaudited)

Cash and due from banks                                             $30,534        $25,539
Federal funds sold                                                       --            388
Federal Home Loan Bank stock, at cost                                 1,541          1,452
Investment securities held to maturity (market values of $73,308
     and $81,578 in 1998 and 1997, respectively)                     71,264         80,006
Investment securities available for sale (amortized cost of $29,025
     and $17,410, in 1998 and 1997, respectively)                    29,682         17,725
Loans held for sale                                                   1,498             --
Loans                                                               398,563        367,963
     Less allowance for loan losses                                  (5,593)        (5,152)
                                                             ------------------------------
             Loans, net                                             392,970        362,811

Premises and equipment, net                                          14,484         13,386
Accrued interest                                                      4,083          3,990
Other assets                                                          9,313          7,910
                                                             ------------------------------
             Total assets                                          $555,369       $513,207
                                                             ==============================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                            78,865         70,595
     Interest-bearing                                               397,464        378,795
                                                             ------------------------------
             Total deposits                                         476,329        449,390

Securities sold under agreements to repurchase                       13,517         12,224
Commercial paper (Master note)                                       13,198         11,289
Federal funds purchased                                               8,825          1,500
Other liabilities                                                     2,997          2,188
                                                             ------------------------------
             Total liabilities                                      514,866        476,591
                                                             ------------------------------

Common stock subject to put/call option (ESOP)                        4,734          3,784

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,086,542 issued and outstanding in 1998; and
   3,089,552 issued and outstanding in 1997;                         15,433         15,448
Capital Surplus                                                         267            317
Retained earnings                                                    24,399         20,658
Accumulated other comprehensive income                                  404            193
Common stock subject to put/call option, 270,531 common shares at $17.50 per share in 1998 and 275,180 common
     shares at $13.75 in 1997 (ESOP)                                 (4,734)        (3,784)
                                                             ------------------------------
             Total shareholders' equity                              35,769         32,832
                                                             ------------------------------

             Total liabilities and shareholders' equity            $555,369       $513,207
                                                             ==============================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                 Three Months Ended September 30, 1998 and 1997
                  (Dollars in Thousands, except per share data)


                                                                     1998           1997
                                                             ------------------------------
Interest income:
  Interest and fees on loans                                         $8,656         $7,779
  Interest and dividends on investment securities available for sale:
     U.S. Treasury                                                      180            263
     State and municipal                                                165             87
     Mortgage-backed securities                                         100             --
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                         226            351
     State and municipal                                                498            413
     Mortgage-backed securities                                         340            451
  Interest on federal funds sold                                         54             84
  Dividends on FHLB stock                                                31             30
                                                             ------------------------------
             Total interest income                                   10,250          9,458
                                                             ------------------------------

Interest expense:
  Interest on deposits                                                3,833          3,759
  Interest on securities sold under agreements to repurchase            175            150
  Interest on federal funds purchased                                    21              8
  Interest on commercial paper (Master note)                            143            119
                                                             ------------------------------
             Total interest expense                                   4,172          4,036
                                                             ------------------------------

             Net interest income                                      6,078          5,422
Provision for loan losses                                               570            350
                                                             ------------------------------
             Net interest income after provision for
             loan losses                                              5,508          5,072
Non-interest income:
  Service charges on deposit accounts                                   867            815
  Fees for trust services                                               335            236
  Other income                                                          463            348
                                                             ------------------------------
             Total non-interest income                                1,665          1,399

Non-interest expenses:
  Salaries and other personnel                                        2,292          2,078
  Net occupancy                                                         461            387
  Furniture and equipment                                               453            453
  FDIC assessment                                                        54             43
  Postage and supplies                                                  266            219
  Marketing and advertising                                             105             81
  Telephone                                                             163            129
  Other expense                                                         900            840
                                                             ------------------------------
             Total non-interest expenses                              4,694          4,230
                                                             ------------------------------
             Income before income taxes                               2,479          2,241
                                                             ------------------------------
Income tax provision                                                    755            717
                                                             ------------------------------

             NET INCOME                                              $1,724         $1,524
                                                             ==============================
             Change in fair value of common stock (ESOP)                 75             --
                                                             ------------------------------
             Net income on common shares not subject to put/call     $1,799         $1,524
                                                             ==============================
             Net income per share-basic, not subject to put/call      $0.56          $0.50
             Net income per share-dilutive, not subject to put/call   $0.54          $0.49
             Cash dividends declared per share                        $0.13          $0.10

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997
                  (Dollars in Thousands, except per share data)

                                                                  1998           1997
                                                             ------------------------------
Interest income:
  Interest and fees on loans                                        $25,590        $22,716
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                         572            711
     State and municipal                                                354            293
     Mortgage-backed securities                                         165             --
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                         742          1,014
     State and municipal                                              1,469          1,125
     Mortgage-backed securities                                       1,102          1,281
  Interest on federal funds sold                                        188            249
  Dividends on FHLB stock                                                87             30
                                                             ------------------------------
             Total interest income                                   30,269         27,419
                                                             ------------------------------

Interest expense:
  Interest on deposits                                               11,363         10,961
  Interest on securities sold under agreements to repurchase            524            428
  Interest on federal funds purchased                                    59             63
  Interest on commercial paper                                          395            266
                                                             ------------------------------
             Total interest expense                                  12,341         11,718
                                                             ------------------------------

             Net interest income                                     17,928         15,701
Provision for loan losses                                             1,412            950
                                                             ------------------------------
             Net interest income after provision for
             loan losses                                             16,516         14,751
Non-interest income:
  Service charges on deposit accounts                                 2,545          2,382
  Fees for trust services                                             1,005            709
  Other income                                                        1,227          1,078
                                                             ------------------------------
             Total non-interest income                                4,777          4,169

Non-interest expenses:
  Salaries and other personnel                                        7,153          6,325
  Net occupancy                                                       1,297          1,061
  Furniture and equipment                                             1,323          1,265
  FDIC assessment                                                       148            128
  Postage and supplies                                                  793            658
  Marketing and advertising                                             529            451
  Telephone                                                             450            387
  Other expenses                                                      2,568          2,365
                                                             ------------------------------
             Total non-interest expenses                             14,261         12,640
                                                             ------------------------------
             Income before income taxes                               7,032          6,280
                                                             ------------------------------
Income tax provision                                                  2,148          1,825
                                                             ------------------------------

             NET INCOME                                              $4,884         $4,455
             Change in fair value of common stock (ESOP)               (950)          (470)
                                                             ------------------------------
             Net income on common shares not subject to put/call     $3,934         $3,985
                                                             ==============================
             Net income per share-basic, not subject to put/call      $1.40          $1.44
             Net income per share-dilutive, not subject to put/call   $1.36          $1.41
Cash dividends declared per share                                     $0.37          $0.27

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                For Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)

                                                                     1998           1997
                                                             ------------------------------
Cash flows from operating activities:
  Net income                                                         $4,884         $4,455
  Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                            2,026          1,415
             Gain on sale of investment securities                     (141)           (40)
             Provision for loan losses                                1,412            950
             Origination of loans held for sale                     (25,595)       (25,077)
             Sale of loans held for sale                             24,314         29,166
             Gain on sale of loans                                     (217)           (14)
             Change in accrued interest receivable                      (93)          (114)
             Change in other assets                                  (2,067)          (859)
             Change in other liabilities, net                           677             13
                                                             ------------------------------

                       Net cash provided by operating activities      5,200          9,895

Cash flows from investing activities:
  Purchase of investment securities held to maturity                 (1,559)       (23,756)
  Purchase of investment securities available for sale              (21,446)       (10,956)
  Proceeds from maturities of investment securities held to maturity  4,000         11,171
  Proceeds from maturities of investment securities available for sale1,030          5,400
  Proceeds from sale of investment securities available for sale      8,584          3,614
  Principal paydowns on mortgage-backed securities held to maturity   6,229          1,989
  Principal paydowns on mortgage-backed securities available for sale   349             --
  Purchase of Federal Home Loan Bank stock                              (89)        (1,452)
  Net increase in loans                                             (31,571)       (28,064)
  Purchases of premises and equipment                                (2,131)        (1,612)
                                                             ------------------------------

                       Net cash used in investing activities        (36,604)       (43,666)

Cash flows from financing activities:
  Net increase in deposit accounts                                   24,663         26,252
  Acquisition of deposits, net                                        2,029             --
  Net increase in securities sold under agreements to repurchase      1,293          3,476
  Net increase in commercial paper                                    1,909          3,173
  Net increase (decrease) in federal funds purchased                  7,325         (2,475)
  Proceeds from issuance of common stock                                 10            128
  Retirement of common stock                                            (75)            --
  Proceeds from sale of treasury stock                                   --            125
  Dividends paid                                                     (1,143)          (826)
                                                             ------------------------------

                       Net cash provided by financing activities     36,011         29,853
                                                             ------------------------------

Net increase (decrease) in cash and cash equivalents                  4,607         (3,918)
                                                             ------------------------------
Cash and cash equivalents at beginning of the period                 25,927         30,324
                                                             ------------------------------
Cash and cash equivalents at end of the period                      $30,534        $26,406
                                                             ==============================

                                                                                (Continued)

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                For Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)

                                                                     1998           1997
                                                             ------------------------------
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                12,411         11,603
                                                             ==============================
     Income taxes                                                     1,817          1,655
                                                             ==============================

Supplemental schedule of non-cash investing and financing transactions:
      Change in unrealized gain on investment securities
       available for sale                                               211              6
                                                             ==============================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)

                                                                                                                 Common
                                                                                                  Accumulated    Stock
                                                                Additional                           Other     Subject to
                                                       Common    Paid-in    Retained   Treasury  Comprehensive  Put/Call
                                                       Stock     Capital    Earnings    Stock     Income, net    Option     Total
                                                       -----     -------    --------    -----     -----------    ------     -----
Balance at December 31, 1996                             15,165        334     15,894      (121)         166     (3,314)     28,124
Net income                                                                      4,455                                         4,455
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $10                                                                                                  (21)
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $13                                                                                27
     Net unrealized gains on securities                                                                     6
                                                                                                                         -----------
Comprehensive Income                                                                                                          4,461
                                                                                                                         -----------
Cash dividend declared                                                           (826)                                         (826)
Issuance of 27,600 shares in connection with stock option   138        (10)                                                     128
Sale of 9,111 shares treasury stock                                                 4        121                                125
Common stock subject to put/call option                                                                             (470)      (470)
                                                     -------------------------------------------------------------------------------
Balance at September 30, 1997                            15,303        324     19,527          0          172     (3,784)    31,542
                                                     ===============================================================================


Balance at December 31, 1997                             15,448        317     20,658          0          193     (3,784)    32,832
Net income                                                                      4,884                                         4,884
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $187                                                                                                 298
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $54                                                                               (87)
     Net unrealized gains on securities                                                                   211
                                                                                                                         -----------
Comprehensive Income                                                                                                          5,095
                                                                                                                         -----------
Cash dividend declared                                                         (1,143)                                       (1,143)
Issuance of 1,300 shares in connection with stock option      6          4                                                       10
Retirement of 4,310 shares common stock                     (21)       (54)                                                     (75)
Common stock subject to put/call option                                                                             (950)      (950)
                                                     -------------------------------------------------------------------------------
Balance at September 30, 1998                            15,433        267     24,399          0          404     (4,734)    35,769
                                                     ===============================================================================

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
              Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

  The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the Company's) Annual Report on Form 10-K for the year ended December 31, 1997.
   In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

                          PALMETTO BANCSHARES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1997
TO SEPTEMBER 30, 1998


Y2K

   The Company has completed a study to determine the remedial action necessary to deal with the year 2000 issue with respect to its computer and business systems. While most view the project as a data processing or computer concern, every department and function of the Company is affected and has been included in the Company's analysis and compliance process. The significance of the risks for noncompliance are substantial and include business, legal and personal risks to the Company. The process of assessing the problem has been completed.

   The testing phase has begun and is almost completed. All testing is scheduled to be completed by December 31, 1998. The Company will not rely on assurances from vendors. Contingency plans have been developed in case the Company's testing proves that the its systems are not compliant. The Company has successfully advanced the core application systems' test bank to January 14, 2000, and in-house tests performed to date have shown no Y2K problems whatsoever. In the unlikely event that the Company's core application systems proved to not be Y2K compliant, the Company will work with its software supplier, FiServ, and other FiServ users to get the applications ready. If the Sunguard software used by trust department appears to not be Y2K compliant by December 31, 1998, the Company will examine the possibility of switching to another processor or running the system manually. The Human Resources department is already considering transferring the payroll processing to another vendor. Year 2000 readiness will be the first priority and a test must be conducted with each potential supplier. The Company will transfer the payroll processing to the successful applicant by June 30, 1999. Based on the results of the system-wide testing conducted so far and the contingency plans in place, the Company believes it will be Y2K ready by December 31, 1999.

   Implementation of Y2K compliant systems will begin when testing has been completed on each system. All systems and functions will be implemented and compliant by December 31, 1999. Year 2000 project progress has been and will continue to be reported to the Board of Directors at least quarterly until complete. The historical and estimated costs of remediation are not expected to be material.


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

Assets

   Liquid assets which include cash, federal funds sold, and investments available for sale increased by $16.6 million, or 38%, for the nine-month period. This increase was largely due to the increase in cash and due from banks of $5 million and a $12 million increase in available for sale securities.

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

   Investment securities held to maturity decreased during the nine-month period by $8.7 million, or 11%. This decrease was due to maturities of $4 million and principal pay downs on mortgage-backed securities of $6.2 million. These decreases were slightly offset by purchases of $1.6 million.

   Loans, net, increased by $30.2 million, or 8%, during the nine-month period as a result of normal growth. The allowance for loan losses was increased to 1.40% from 1.39% at September 30, 1998 and 1997, respectively.

   At September 30, 1998, the Company had $1.5 million in loans held for sale with commitments to sell these loans in October 1998. The mortgage servicing rights ("MSR") related to the mortgage servicing department's activities are approximately $1.4 million at September 30, 1998, which represents their fair value. Loans serviced for the benefit of others amounted to approximately $145.5 million at September 30, 1998.

   Other assets increased by $1.4 million, or 18%, due to normal growth, offset by amortization of intangibles and various prepaids.


Liabilities and Shareholders' Equity

   Deposit balances increased by 6% during the period, from $449.4 million to $476.3 million. The increase was due to normal growth at our existing branches and concentrated growth at our new branches.

   Securities sold under agreements to repurchase have increased by $1.3 million or 11%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $1.9 million or 17%. These changes are the result of normal fluctuations in the accounts. Federal funds purchased increased by $7.3 million due to normal fluctuations.

   Total shareholders equity increased by $2.9 million, for the nine-month period as a result of net income of $4,884,000 and other comprehensive income of $211,000; less dividends paid of $1,143,000; and reduced by the increase in the reclassification of the Employee Stock Ownership Plan (ESOP) shares subject to put/call of $950,000.

   The stock in the ESOP has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and shares distributed in 1998 are subject to the put/call feature. Accordingly, 270,531 shares are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated April 2, 1998, values the stock at $17.50 per share. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1998 due to the termination of the ESOP will be subject to the put/call until June 29, 1999. If participants elect to take cash instead of stock, their shares are retired by the Company and the put/call adjusted accordingly.


Liquidity

   The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At September 30, 1998, the Company's liquidity ratio was 18.58%.

   The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.37 per share in dividends so far in 1998. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by regulatory authorities for capital to asset ratios. The South Carolina Board of Financial Institutions' guideline suggests a primary capital to asset ratio of at least 7%. The Bank's current primary capital ratio is 8.08%; therefore, at September 30, 1998, the Bank had $6.0 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.

Capital Resources

   As of September 30, 1998, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

---------------------------------------------------------------------------
                                            Adequately
                               As of        Capitalized     Well Capitalized
                              9/30/98       Requirement       Requirement
--------------------------- ----------- ------------------- ---------------

Company:
   Total Risk-based Capital   10.02%           8.00%            10.00%
   Tier 1 Risk-based Capital   8.77            4.00              6.00
   Tier 1 Leverage Ratio       6.63            4.00              5.00

Bank:
   Total Risk-based Capital    10.03           8.00              10.00
   Tier 1 Risk-based Capital   8.78            4.00              6.00
   Tier 1 Leverage Ratio       6.62            4.00              5.00
Primary Capital to Assets      8.08            7.00              7.00
--------------------------- ----------- ------------------- ---------------


   Because the Bank's total risk-based capital ratio is 10.03%, the Company is defined to be "well capitalized" under currently applicable regulatory guidelines.


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

   In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment to SFAS No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998, or January 1, 1999 for the Company. The statement requires that after the securitization of mortgage loans held for sale, any retained mortgage-backed securities be classified in accordance with SFAS No. 115, based on the entity's ability and intent to sell or hold those investments. Prior to this statement, mortgage banking entities were required to classify these securities as trading only. The Company anticipates that adoption of this standard will not have a material effect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


   Net income for the three months ended September 30, 1998 was $1.7 million, an increase of 13% from the $1.5 million reported for the same period in 1997. Net income per common share-basic, not subject to put/call, was $0.56 for the 1998 period as compared with $0.50 for the comparable period in 1997. Net income per common share-dilutive, not subject to put/call, was $0.54 for the 1998 period as compared with $0.49 for the comparable period in 1997.


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

   For the three-month period ended September 30, 1998, net interest income was $6.1 million, which represented an 12% increase from the same period in 1997. This increase was the result of increases in the volume of earning assets. Earning assets averaged $501.9 million and $463.9 million during the third quarters of 1998 and 1997, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1997. The average tax-equivalent net interest margin for the 1998 period was 4.99%, compared to 4.81% for the same period in 1997.

   Interest and fees on loans increased 11% due to increased volume and increased average rate. Interest and dividends on investment securities decreased 4% during the 1998 period compared to the corresponding period in 1997 due to decreased rate. Interest income on federal funds sold decreased due to decreased volume of federal funds sold compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, remained fairly constant at 8.11% for the three months ended September 30, 1997 and 8.10% for the three months ended September 30, 1998. The prime interest rate remained constant at 8.5% for the quarter ended September 30, 1997, but decreased to 8.25% in September 1998. In October 1998, the prime rate dropped to 8.00%.

   Total interest expense increased by 3% during the 1998 period mostly due to an 9% increase in the volume of deposits at September 30, 1998, compared to September 30, 1997.


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

Provision for Loan Losses

     The provision for loan losses was $570,000 and $350,000, for the three months ended September 30, 1998 and 1997, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover potential future losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent, and on non-accrual amounted to approximately $1,917,000 and $974,000 at September 30, 1998 and 1997, respectively. The annualized net charge-off ratio has increased from 0.27% at September 30, 1997 to 0.34% at September 30, 1998. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.


Other Operating Income

     Total non-interest income increased by $266,000, or 19%, for the three months ended September 30, 1998, as compared to the same period in 1997. The largest portion of this increase can be attributed to other income, which increased by $115,000, or 33%, during the 1998 period compared to the same period in 1997 due primarily to a gain of $141,000 on a $6 million sale of investment securities in September 1998.

     The second largest contributor to the increase in non-interest income is fees for trust services, which increased $99,000, or 42%, due to new business and increased assets under management.


Other Operating Expenses

     Total non-interest expenses increased by $464,000, or 11%, during the 1998 three-month period over the same period in 1997. The largest contributor to non-interest expense was salaries and other personnel expense which increased $214,000, or 10%, due to normal salary increases and personnel at the new branches. The second largest contributor to the increase was net occupancy expense, which increased $74,000, or 19%, due to increased depreciation, utilities and lease expense related to the new branches.


Income Taxes

     The Company incurred income tax expense of $755,000 for the 1998 three-month period compared to $717,000 for the same period in 1997 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 30%.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net income for the nine months ended September 30, 1998 was $4.9 million, an increase of 10% from the $4.5 million reported for the same period in 1997. Net income per common share-basic, not subject to put/call, was $1.40 for the 1998 period as compared with $1.44 for the comparable period in 1997. Net income per common share-dilutive, not subject to put/call, was $1.36 for the 1998 period as compared with $1.41 for the comparable period in 1997. The reason that net income per share declined in 1998 versus 1997 even though net income increased is because the adjustment to net income for the ESOP valuation increased dramatically compared to prior year.

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

     For the nine-month period ended September 30, 1998, net interest income was $17.9 million, which represented a 14% increase from the same period in 1997. This increase was the result of increases in the volume of earning assets. Earning assets averaged $491.7 million and $449.8 million during the first nine months of 1998 and 1997, respectively. The increases in volume were due to the growth of loans and investments compared to year-end 1997. The average tax equivalent net interest margin for the 1998 period was 5.05%, compared to 4.82% for the same period in 1997.

     Interest and fees on loans increased 13% due to increased volume and increased rate. Despite growth in the investment security portfolio, interest and dividends on investment securities remained fairly constant at $4.4 million during the 1998 period compared to the corresponding period in 1997 due to a lower weighted average rate (WAR) earned on the portfolio. The WAR (tax equivalent) on the portfolio was 6.99% and 7.05%, at September 30, 1998 and 1997, respectively. The reduction in the WAR appears reasonable based on the decrease in the Treasury Yield curve in the last 12 months. At September 30, 1998, the Treasury Yield curve for a 5 year term was 4.08%, compared to 5.98% one year ago. (The reason the 5 year Treasury Yield curve is used is because the weighted average life of the investment security portfolio is 5.03 years at September 30, 1998.) Interest income on federal funds sold decreased due to decreased average volume of federal funds sold compared to the first nine months of last year. The yield on average earning assets, which includes federal funds sold, loans and investment securities, increased from 8.15% for the nine months ended September 30, 1997 to 8.23% for the nine months ended September 30, 1998. The prime interest rate remained constant at 8.50% for the first and second quarters, but decreased to 8.25% in September 1998.

     Total interest expense increased by 5% during the 1998 period mostly due to an increased volume of deposits at September 30, 1998, compared to September 30, 1997. Average total interest-bearing liabilities, increased by 9% from September 30, 1997 to September 30, 1998. The average cost of interest bearing liabilities decreased from 4.09% during the nine-month period in 1997, to 3.90% during the 1998 period.

     The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. See further discussion under "Comparison of the Results of Operations for the Three Months Ended September 30, 1998 and 1997" above.


Provision for Loan Losses

     The provision for loan losses was $1,412,000 for the nine months ended September 30, 1998 compared to $950,000 for the nine months ended September 30, 1997. See further discussion under "Comparison of the Results of Operations for the Three Months Ended September 30, 1998 and 1997" above.


Other Operating Income

     Total non-interest income increased by $608,000, or 15%, for the nine months ended September 30, 1998, as compared to the same period in 1997. The largest contributor to this increase is fees for trust services, which increased $296,000, or 42%, due to new business and increased assets under management. Assets under management were $182.0 million and $142.8 million at September 30, 1998 and 1997, respectively, representing a 27% increase.

     The second largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $163,000, or 7%, during the 1998 period compared to the same period in 1997 due primarily to increased deposit accounts and increased transactions.


Other Operating Expenses

     Total non-interest expenses increased by $1.6 million, or 13%, during the 1998 nine-month period over the same period in 1997. The largest contributor to non-interest expense was salaries and other personnel expense which increased $828,000, or 13%, due to normal salary increases and personnel at the new branches. The number of full-time equivalent employees at September 30, 1998 was 303, compared to 280 at September 30, 1997.

     The second largest increase was in net occupancy expense which increased $236,000 or 22%. This increase was due to increased depreciation, rent and utilities related to the new branches.


Income Taxes

     The Company incurred income tax expense of $2.1 million for the 1998 nine-month period compared to $1.8 million for the same period in 1997 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 30%.

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

      3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

      3.2.2 Amendment to By-Laws dated April 12, 1994: Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

      4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 -- .5

      4.2            Bylaws of the Registrant: Included in Exhibits 3.2.1 -- .2.

      4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

      4.4 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

      27.1*          Financial Data Schedule

      * Filed herewith.


(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

 /s/ L. Leon Patterson
-------------------------------------
 L. Leon Patterson
 Chairman and Chief Executive Officer


 /s/ Paul W. Stringer
--------------------------------------
 Paul W. Stringer
 President and Chief Operating Officer
(Chief Accounting Officer)

Date:  November 3, 1998

                               EXHIBIT INDEX

Exhibit No.         Description

      3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina:
                    Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987.

      3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                    Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992.

      3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina:
                    Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992.

      3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina:
                    Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992.

      3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina:
                    Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996.

      3.2.1 By-Laws adopted Arpil 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

      3.2.2 Amendment to By-Laws dated April 12, 1994: Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

      4.1.1 Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 -- .5

      4.2           Bylaws of the Registrant: Included in Exhibits 3.2.1 --  .2.

      4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

      4.4 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

      27.1*         Financial Data Schedule

      * Filed herewith.