Form 10-K
period 1998-12-31
PALMETTO BANCSHARES INC
filed 1999-03-18
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1998

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

       State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 23, 1999, $103,418,178 based on the most recent sales price of $38.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,102,795 February 23, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Proxy Statement dated March 19, 1999 with respect to an Annual Meeting of Shareholders to be held April 20, 1999: Incorporated by reference in Part III of this Form 10-K.

                            PALMETTO BANCSHARES, INC.
                                AND SUBSIDIARIES

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS




                                     PART I
                                                                                                Page No.
Item 1.       Business                                                                                 3
Item 2.       Properties                                                                               8
Item 3.       Legal Proceedings                                                                        8


                                     PART II

Item 5.       Market for the Registrant's Common Stock and Related Shareholder Matters                 9
Item 6.       Selected Financial Data                                                                 10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                           11
Item 8.       Financial Statements and Supplementary Data                                             27


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                      54
Item 11.      Executive Compensation                                                                  54
Item 12.      Security Ownership of Certain Beneficial Owners and Management                          54
Item 13.      Certain Relationships and Related Transactions                                          54


                                     PART IV

Item 14.      Exhibits and Financial Statement Schedules and Reports on Form 8-K                      54

                                     PART I

       (Dollars in Thousands, except per share data, throughout document)

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

The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank's Dealer Finance Department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. In the later part of 1995, the Bank started a mortgage banking operation to continue to meet a broader range of its customers' financial service needs. This mortgage banking operation was in full operation by March 1996: originating, selling, and servicing mortgage loans. Due to a reorganization in the Bank's mortgage servicing department in 1997, the Bank did not actively purchase and originate loans to be sold in 1997. The Bank re-engaged in these originating and selling activities in 1998. The Bank continues to service its portfolio of loans sold.

Financial Information
See Item 8., "Financial Statements and Supplementary Data."

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

Growth
For a discussion of growth in the current year, please see the "General" heading in Managements' Discussion and Analysis, page 12.

Management continually reviews opportunities to expand in the upstate South Carolina market that it believes to be in the best interest of the Bank and its customers.

Systems
During 1998, the Company completely tested all of its core application systems for Year 2000 readiness. For further information, please see the "General" heading in Managements' Discussion and Analysis, page 12.

In November 1996, the Bank began operating its Telephone Banking Center (the "TBC"), an in-house sales and service center. The TBC provides the Bank's customers with more options to do their banking business and offers extended service hours. The telephone bankers are qualified to answer account inquiries, process transactions, and provide updated rate and service information.

In 1999, the Bank plans to offer internet banking services to its customers. The Company also plans on installing a wide area network in the coming year.

Employees
At December 31, 1998, the Bank had 306 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

Bancshares. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Bancshares is subject to regulation and supervision by the Federal Reserve. Under the BHCA, Bancshares' activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA also restricts the ability of Bancshares to acquire ownership or control of more than 5% of the outstanding voting stock of banks or certain other nonbanking businesses.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. For example, under current federal law, to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized:" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

Dividends. The holders of Bancshares common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. Bancshares is a legal entity separate and distinct from the Bank and Palmetto Capital and depends for its revenues on the payment of dividends from the Bank. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, the Bank must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to Bancshares.


CAPITAL ADEQUACY

Bancshares. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1998, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

The Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 1998, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio. For further discussion on the Bank's current capital rating, see notes to consolidated financial statements number 17.


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

Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FEDERAL DEPOSIT INSURANCE CORPORATION INSURANCE ACT ("FDICIA") (see "Other Safety and Soundness Regulations -- Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased the Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. During 1996, the insurance assessment for the Bank's BIF deposits was set at zero (although banks pay a $2 annual fee) due to the fact that it was "well capitalized." In 1997 and most of 1998, the Bank was "adequately capitalized," and paid insurance premiums ranging from 0.00% to 0.27% of the average assessment base. Now the Bank has returned to the "well capitalized" category and should see a reduction in FDIC insurance premiums in 1999.

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


OTHER SAFETY AND SOUNDNESS REGULATIONS

Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 1998, Bancshares and the Bank each currently meet the definition of well capitalized.

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

Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC final regulations implementing those provisions, among other things, require that management report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $500 million in assets at the beginning of their fiscal year. Accordingly, the Bank is now subject to these regulations.


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

The Bank has automatic teller machines at the following branches: Church Street (Laurens), Clinton, Montague Avenue (Greenwood), South Main (Greenwood), Ninety-Six, Fountain Inn, Mauldin, Simpsonville, Woodruff Road (Greenville), Haywood Road (Greenville), East North Street at Howell Road (Greenville), Grove Road (Greenville), Blackstock Road (Spartanburg), Hillcrest (Spartanburg), Duncan, Inman, Blacksburg, Gaffney, Pendleton, Anderson and North Anderson branches. The Bank also has ATM's at three non-branch locations: the Flour Daniel office complex (Greenville), and the Cato Corners Shopping Center (Laurens). In addition, the Bank owns five limited service branches in various retirement centers located in the Upstate region of South Carolina.

The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $1 to $115:

East North Street, Haywood Road, East North Street at Howell Road, Woodruff Road offices - Greenville

Spartan Centre, Blackstock Road, Fernwood, Hillcrest offices - Spartanburg

Gaffney office - Gaffney

South Main Street and Ninety-Six offices - Greenwood

North Main office - North Anderson

Offices range in size from branch locations of approximately 800 to 10,000 square feet, to the Corporate Center location of approximately 55,000 square feet. The Corporate Center underwent renovations in 1996 totalling approximately $700 (thousand). Because of the renovations, this location houses the corporate offices, finance department, and telephone banking center. All facilities are protected by alarm and security systems which meet or exceed regulatory standards. Each facility is in good condition and capable of handling increased volume. All of the locations are considered suitable and adequate for their intended purposes.


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

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

There is no public market for the common stock of Bancshares or the Bank. The last known selling price of Bancshares' common stock, based on information available to Bancshares' management, was $38.00 per share on February 17, 1999. As of February 23, 1999, the Company had 746 shareholders with 3,102,795 shares outstanding.

Bancshares, or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 1998, 1997 and 1996, Bancshares paid cash dividends of $1,544 or $0.50 per share, $1,165 or $0.38 per share, and $842 or $0.28 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 22.54%, 19.66% and 17.72% in 1998, 1997 and 1996, respectively. Certain other information concerning dividends and historical trading prices is set forth below.

                           QUARTERLY COMMON STOCK DATA

Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established public trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 1998, there were 748 shareholders of record.


                                              SALES PRICES BY QUARTER

       Fiscal Year 1998                       HIGH               LOW
       ----------------                       ----------------------
       First Quarter                         $29.00             $28.00
       Second Quarter                        $35.00             $29.00
       Third Quarter                         $37.00             $35.00
       Fourth Quarter                        $37.00             $35.00

       Fiscal Year 1997
       First Quarter                         $22.50             $20.00
       Second Quarter                        $26.50             $20.00
       Third Quarter                         $26.00             $26.00
       Fourth Quarter                        $28.00             $26.00


                                     DIVIDENDS PAID PER SHARE

       Fiscal Year 1998                                                           Fiscal Year 1997
       ----------------                                                           ----------------
       March 31          $.12                                                     March 28          $.08
       June 30           $.12                                                     June 30           $.09
       September 30      $.13                                                     September 30      $.10
       December 28       $.13                                                     December 26       $.11


The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. The only restrictions on the amount of dividends available for payment to Bancshares are guidelines established by the regulatory authorities for capital to asset ratios. As of December 31, 1998, the Bank's primary capital to asset ratio was 8.06%.

Item 6. Selected Financial Data

                                                                               5 Year Summary

FOR THE YEAR                                           1998             1997             1996             1995              1994
                                           ---------------------------------------------------------------------------------------

Total interest income                               $ 40,829           36,969           32,191            26,268           21,293
Total interest expense                                16,440           15,841           13,810            10,842            7,208
Net interest income                                   24,389           21,128           18,381            15,426           14,085
Provision for loan losses                              1,877            1,331            1,450             1,140              819
Total non-interest income                              6,468            5,628            5,018             4,192            4,029
Total non-interest expense                            19,130           17,085           15,544            13,630           13,625
Income before income taxes                             9,850            8,340            6,405             4,848            3,670
Income tax provision                                   3,000            2,415            1,652             1,246              910
Net income                                             6,850            5,925            4,753             3,602            2,760

----------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE

Net income per share-basic, not subject to put/call   $ 2.10             1.97             1.54              1.20             0.92
Net income per share-dilutive, not subject to put/call  2.04             1.93             1.51              1.18             0.91
Cash dividends declared                                 0.50             0.38             0.28              0.22             0.18
Book value at year end (1)                             13.62            11.99            10.45              9.27             8.07

Average common shares outstanding (1)              3,089,159        3,054,877        3,007,661         3,010,320        3,000,690

----------------------------------------------------------------------------------------------------------------------------------

AT YEAR END

Total assets                                       $ 577,400          513,207          468,377           376,241          312,143
Investment securities                                112,542           97,731           82,447            83,404           63,909
Loans                                                410,012          367,585          332,986           255,187          215,408
Total deposits                                       499,673          449,390          412,386           329,659          274,527
Total shareholders' equity (2)                        42,085           36,616           31,438            27,909           24,213
Total shareholders' equity                            37,353           32,832           28,124            25,138           24,213

Common shares outstanding                          3,099,695        3,089,552        3,023,841         3,014,940        3,013,452

Full-time equivalent employees                           306              281              257               219              210

----------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES

Assets                                             $ 541,799          493,737          430,718           342,374          304,883
Investment securities                                102,635           97,136           86,655            73,395           67,364
Loans                                                389,767          350,493          301,839           230,908          204,959
Deposits                                             467,749          432,031          373,244           294,608          264,785
Total shareholders' equity (2)                        39,552           33,858           29,131            26,142           22,868

----------------------------------------------------------------------------------------------------------------------------------

KEY RATIOS (1)

Return on average assets                               1.26%            1.20%            1.10%             1.05%            0.91%
Return on average equity                              17.32%           17.50%           16.32%            13.78%           12.07%
Primary capital to assets at year end                  8.21%            8.06%            7.65%             8.33%            8.64%
Net interest margin (fully tax-equivalent)             5.07%            4.80%            4.88%             5.23%            5.33%
Allowance for loan losses to total loans               1.41%            1.40%            1.42%             1.45%            1.40%
Nonperforming assets to total assets                   0.33%            0.25%            0.24%             0.20%            0.20%
Net charge-offs to average loans                       0.32%            0.26%            0.14%             0.20%            0.10%
Average equity to average asset ratio                  7.30%            6.86%            6.76%             7.64%            7.50%

(1) These numbers are calculated using balances and shares of total common stock outstanding excluding reclassification of ESOP stock for $4,732, $3,784 and $3,314 at December 31, 1998, 1997 and 1996, respectively.

(2) Excluding reclassification of ESOP stock for $4,732, $3,784 and $3,314 at December 31, 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The consolidated financial statements of Palmetto Bancshares, Inc. and subsidiaries (the "Company"), represent account balances for Palmetto Bancshares, Inc., (the "Parent Company"), and its wholly-owned subsidiary, The Palmetto Bank, (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc.


Year 2000 Readiness Disclosure

The Year 2000 problem consists of the inability or potential inability of various software and hardware, including non-computer equipment using embedded microprocessors, to function properly or at all when dealing with dates beyond December 31, 1999. The problem has arisen because until recently most software and hardware was designed to accept only two-digit date codes for the year and to assume that the first two digits were "19."

The Company has completed a study to determine the remedial action necessary to deal with the year 2000 problem with respect to its information technology systems and business relationships. While most view the project as a data processing or computer concern, every department and function of the Company are affected and have been included in the Company's analysis and compliance process. The significance of the risks for noncompliance are substantial and include both business and legal risks to the Company. The process of assessing the problem has been completed. Year 2000 project progress has been and will continue to be reported to the Board of Directors at least quarterly until complete. The historical and estimated direct costs of remediation are not expected to exceed $150.

INFORMATION TECHNOLOGY SYSTEMS

The Company's information technology ("IT") systems consist of proprietary and third-party software installed on a mainframe, three local area networks ("LANs") and over 125 terminals, most of which are also personal computers ("PCs"). The mainframe vendor has assured the Company that the mainframe and its operating system software are Year 2000 compliant, and have been certified as such by the Information Technology Association of America ("ITAA"). ITAA is a consortium of more than 11,000 IT professionals committed to developing and standardizing some of the best IT practices in the world. ITAA is currently the only independent provider of a Year 2000 certification program. All of the Company's testing of the network hardware and software associated with the LANs indicates that such hardware and software is now Year 2000 ready. With respect to PCs, the Company has identified which PC hardware and software is specified by the manufacturer as Year 2000 compliant and is in the process of upgrading as necessary, depending generally on the extent to which specific hardware or software is mission critical for the Company.

The Company has successfully advanced the core application systems' "test bank" to April 4, 2000, with such testing revealing no Year 2000 problems. This "test bank" emulates a production environment, involving relevant applications software, system software, hardware and critical internal and external interfaces. Company employees also participate in the user group of the vendor of this core banking applications system. This user group has also successfully tested the vendor's systems for Year 2000 readiness. The costs of rennovating the core system to make it Year 2000 ready were included as part of the Company's on-going maintenance agreement with the vendor. In addition to the core banking applications system, the Company has successfully tested its credit decision making and trust operations software.

ATMS

To address potential Year 2000 problems, the Company has reconfigured its automatic teller machines ("ATMs") to utilize the mainframe's Year 2000 compliant operating system.

TRANSACTIONS WITH THIRD PARTIES

Other primary areas where Year 2000 compliance is a material issue for the Company include transactions with the Federal Reserve, payroll processing and management of the Company's investment portfolio. Testing of the Company's ability to conduct transactions with the Federal Reserve via the Fedline has not uncovered any Year 2000 problems. In addition, the Company recently transferred its payroll processing to a new vendor willing to assure Year 2000 compliance. The new payroll processing system has been certified Year 2000 ready by ITAA, and over the next several months, the Company will be conducting Year 2000 testing of the new system. Finally, the Company has reviewed results of Year 2000 testing performed by the Company's agent for its portfolio account. Those results indicate that the portfolio agent's systems are Year 2000 ready.

YEAR 2000 IMPACT ON THE LOAN PORTFOLIO

The Company is evaluating the Year 2000 readiness of its borrowers and the potential effect of such readiness, or lack thereof, on the credit quality of its loan portfolio. A Year 2000 credit risk policy has been developed requiring that a risk assessment be performed on new and existing borrowers, with the exception of certain borrowers that are not significantly exposed to the Year 2000 problem or whose aggregate outstanding debt to the Company is relatively minimal. As of December 31, 1998, all borrowers covered by the Year 2000 credit risk policy had been assigned a Year 2000 credit risk rating.

BUSINESS RESUMPTION CONTINGENCY PLANS

Based on the results of the system-wide testing conducted so far and the Business Resumption Contingency Plans being developed, the Company believes it will be Year 2000 ready by December 31, 1999. By June 30, 1999, all Business Resumption Contingency Plans will be completed. These contingency plans will include consideration of the most reasonably likely worst case scenario that the Company could encounter.


General

On April 13, 1998, the Bank opened a new office on Butler Road in Mauldin, South Carolina, which is located in Greenville County. On April 17, 1998, the Bank assumed the deposits of Greenwood Bank & Trust's Ninety-Six office located in Greenwood County, South Carolina. This assumption of approximately $2 million increased the Bank's presence in this market. On April 20, 1998, the Bank opened a new office on Woodruff Road in Greenville, South Carolina. These openings bring the Bank's total number of branches to 26.

The Company's assets grew $64,193, or 13%, total loans grew $42,427, or 12%, and deposits grew $50,283, or 11% in 1998 as a result of growth in all geographic markets. In 1997, total assets grew $44,830, or 10%, total loans grew $34,599, or 10%, and deposits grew $37,004, or 9%.

                              Results of Operations
               Three Years Ended December 31, 1998, 1997 and 1996

Net income for 1998 was $6,850, an increase of 16% from the $5,925 reported in 1997. Net income in 1997 increased 25% from the $4,753 reported in 1996. Net income per common share-basic, not subject to put/call was $2.10 in 1998, compared with $1.97 in 1997, and $1.54 in 1996. Net income per common share-dilutive, not subject to put/call was $2.04 in 1998, compared with $1.93 in 1997, and $1.51 in 1996. Return on average assets before effect of the ESOP adjustment (discussed on page 25) was 1.26% in 1998 compared with 1.20% in 1997 and 1.10% in 1996.


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

In 1998, net interest income was $24,389, which represented a 15% increase over the $21,128 earned in 1997. This increase is due to increases in the volume of earning assets and an increase in the net interest margin. In 1997, net interest income increased $2,747 or 15%, over the $18,381 earned in 1996.

During 1998, the average tax equivalent yield on all interest-earning assets was 8.38%, up from 8.29% and down from 8.42% in 1997 and 1996, respectively. The prime interest rate remained constant at 8.25% for most of 1998, compared to an average prime rate of 8.5% and 8.25% for 1997 and 1996, respectively. The Bank's average effective rate paid on all interest-bearing liabilities decreased in 1998 to 3.86%, from 4.06% and 4.05% in 1997 and 1996, respectively. The Bank's net tax equivalent yield on interest-earning assets (net interest margin) was 5.07%, 4.80%
and 4.88% in 1998, 1997 and 1996, respectively. The Company was able to increase its net interest margin through strategic asset-liability management as discussed on page 16.

Interest and fees on loans increased $3,840, or 12% from 1997 to 1998, and increased $3,908, or 15% from 1996 to 1997 due to loan growth of 12% in 1998 and 10% in 1997. Interest on investment securities increased $38 or 1% from 1997 to 1998 due to a 15% growth in securities, offset by a decrease in the fully tax-equivalent weighted average rate on the security portfolio from 6.72% in 1997 to 6.59% in 1998. Interest on investment securities increased $616 or 12% from 1996 to 1997 due to an 19% growth in securities. Interest income on federal funds sold decreased $79 or 27% due to lower average balances invested. This compares to an increase of $198, or 213%, from 1996 to 1997 due to higher average balances invested.

Total interest expense increased 4% or $599 from 1997 to 1998 and 15% or $2,031 from 1996 to 1997. The largest component of total interest expense is interest expense on deposits, which increased $342 or 2% from 1997 to 1998 due to a 11% growth in deposits, offset by effective management of the cost of deposits. Interest expense on deposits increased $2,092 or 16% from 1996 to 1997 due to a 9% growth in deposits. The average rate paid on deposits was 3.24%, 3.43% and 3.41% in 1998, 1997 and 1996, respectively.

Interest on securities sold under agreements to repurchase increased $81, or 14% from 1997 to 1998 due to an increase in the average balances outstanding, offset by a decrease in the average rate paid from 4.01% to 3.97%. This compares to an increase of $99, or 22% from 1996 to 1997 due to an increase in the average rate paid from 3.84% to 4.01%. Interest on commercial paper increased $139, or 37%, from 1997 to 1998 due to an increase in the average rate paid from 4.06% to 4.11% and an increase in the average balances outstanding during the year. This compares to an increase of $68, or 22%, from 1996 to 1997 due to an increase in the average rate paid from 3.88% to 4.06%. For more information on short term borrowings, please see notes to consolidated financial statements number 9.


Rate/Volume Analysis

The following table includes, for the years ended December 31, 1998, 1997 and 1996 interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

                                                                   TABLE 1
                                                            Rate Volume Analysis

                                                                        1998                                               1997
                                             --------------------------------------------------------                ---------------
                                                Average       Income/               Volume     Rate                       Average
        Assets                                  Balances      Expense    Yield      Change    Change                      Balances
                                                --------      -------    -----      ------    ------                      --------
Cash and due from banks                        $ 22,145                                                                  $ 20,098
Federal funds sold                                3,876        $ 211     5.44%      $ (86)      $ 6                         5,465
Federal Home Loan Bank stock                      1,520          118     7.76%         55         7                           779
Taxable investment securities                    53,756        3,357     6.24%       (452)      (85)                       60,915
Non-taxable investment securities                48,879        3,408     6.97%        902      (131)                       36,221
Loans, net of unearned discount                 389,767       34,600     8.88%      3,467       373                       350,493
        Less: allowance for loan losses          (5,393)                                                                   (4,876)
                                            ------------                                                           ---------------

             Net loans                          384,374                                                                   345,617

Premises and equipment, net                      14,255                                                                    12,679
Accrued Interest                                  4,065                                                                     3,563
Other assets                                      8,929                                                                     8,400
                                            ------------                                                           ---------------

             Total assets                     $ 541,799                                                                 $ 493,737
                                            ============                                                           ===============

Liabilities and Shareholders' Equity

Liabilities:
        Deposits:
             Non-interest bearing demand         73,266                                                                    66,333
             Interest-bearing demand            147,580        2,788     1.89%        392      (334)                      128,098
             Savings                             28,718          663     2.31%         26       (39)                       27,639
             Time                               218,185       11,706     5.37%        444      (148)                      209,961
                                            --------------------------------------------------------               ---------------

             Total deposits                     467,749       15,157     3.24%      1,191      (850)                      432,031

        Federal funds purchased and
             securities sold under
             agreements to repurchase            18,747          762     4.06%        144       (26)                       15,279
        Commercial paper                         12,668          521     4.11%        134         6                         9,382
        Other liabilities                         3,083                                                                     3,187
                                            ------------                                                           ---------------

             Total liabilities                  502,247                                                                   459,879

Shareholders' equity:
        Common stock - $5.00 par value           15,445                                                                    15,288
        Capital surplus                             302                                                                       325
        Retained earnings                        23,547                                                                    18,101
        Less: Treasury stock                          -                                                                       (37)
        Accumulated other
            comprehensive income                    258                                                                       181
                                            ------------                                                           ---------------

        Total shareholders' equity               39,552                                                                    33,858
                                            ------------                                                           ---------------

        Total liabilities and
             shareholders' equity             $ 541,799                                                                 $ 493,737
                                            ============                                                           ===============

Average yield on all interest-earning assets (fully taxable equivalent)             8.38%
Average effective rate paid on all interest-bearing liabilities                     3.86%
Net yield on interest-earning assets (fully taxable equivalent)                     5.07%

Yields on non-taxable investment securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $865, $669 and $655 for 1998, 1997 and 1996, respectively.

The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis.

TABLE 1
(CONTINUED)


                          1997                                                               1996
--------------------------------------------------------      --------------------------------------------------------------------
    Income/                      Volume        Rate               Average       Income/                    Volume        Rate
    Expense         Yield        Change       Change             Balances       Expense       Yield        Change       Change
    -------         -----        ------       ------             --------       -------       -----        ------       ------
                                                                 $ 23,743
       $ 291        5.32%        $ 197          $ 1                 1,758         $ 93        5.29%       $ (150)      $ (137)
          56        7.19%           28           28                     -            -            -            -            -
       3,894        6.39%          293          283                56,145        3,318        5.91%          532         (338)
       2,637        7.28%          450         (396)               30,510        2,583        8.47%          387          164
      30,760        8.78%        4,299         (391)              301,839       26,852        8.90%        6,445       (1,016)
                                                                   (4,088)
                                                              ------------

                                                                  297,751

                                                                   11,670
                                                                    3,260
                                                                    5,881
                                                              ------------

                                                                $ 430,718
                                                              ============





                                                                   58,440
       2,730        2.13%          277         (240)              115,674        2,693        2.33%          371         (157)
         676        2.45%           32           (9)               26,331          653        2.48%          127          (74)
      11,410        5.43%        2,018           13               172,799        9,379        5.43%        2,389           83
----------------------------------------------------          ----------------------------------------------------------------

      14,816        3.43%        2,010           82               373,244       12,724        3.41%        2,673           65



         644        4.21%         (103)         (25)               17,668          773        4.37%          241           30
         381        4.06%           52           16                 8,075          313        3.88%            2          (30)
                                                                    2,600
                                                              ------------

                                                                  401,587


                                                                   15,165
                                                                      334
                                                                   13,671
                                                                     (312)

                                                                      273
                                                              ------------

                                                                   29,131
                                                              ------------


                                                                $ 430,718
                                                              ============

                    8.29%                                                                     8.42%
                    4.06%                                                                     4.05%
                    4.80%                                                                     4.88%



Asset-Liability Management and Market Risk Sensitivity

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 1998, approximately 27% of the Company's earning assets could be repriced within one year compared to approximately 92% of its interest-bearing liabilities. This compares to 26% and 95%, respectively, in 1997 and 28% and 93%, respectively, in 1996.

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

Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset-liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point shock over twelve months. At December 31, 1998, this model shows that if interest rates rose by 300 basis points over the next twelve months, net interest margin would be adversely affected by approximately 10%. The asset-liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates which might adversely affect its net interest margin.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

On the following pages, Table 2 shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Notes to Market Risk Sensitivity table:

o Expected maturities are contractual maturities adjusted for prepayments of principal when possible. The Company uses certain assumptions to estimate fair values and expected maturities.
o For loans, the Company has used contractual maturities due to the fact that the Company has no historical information on prepayment speeds. Since most of these loans are consumer and commercial loans, and since the Company's customer base is community-based, the Company feels its prepayment rates are insignificant.
o For mortgage-backed securities, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience herein is based on industry averages as provided by the Company's investment trustee.
o Loans receivable includes non-performing loans and unamortized deferred loan costs, and is reduced by unamortized discounts. It does not include Loans Held for Sale as those are not considered to be interest-sensitive given that the Bank already has commitments to sell these loans at agreed upon rates.
o Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractural maturities. For accounts with no stated maturities, the balances are included in the one day category.
o The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate sensitive assets and liabilities. Table 2 generally reflects that in periods of rising interest rates, rate sensitive liabilities will reprice faster than rate sensitive assets, thus having a negative effect on net interest income. It must be understood, however, that such an analysis is only a snapshot picture and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates.

The table below shows the amounts of loans included in Table 2, except for real estate-mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated.

                                     TABLE 3
                      Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

                                                                  After 1 Year
                                                       1 Year        Through      After 5
                                                       or Less     Five Years      Years       Total
                                                       -------     ----------      -----       -----

Commercial, financial and agricultural             $    42,721       40,318        9,569       92,608
Real estate-construction                                 6,634        2,924          702       10,260
                                                     ---------    ---------     --------     --------
     Total                                         $    49,355       43,242       10,721      102,868
                                                     =========    ==========    ========     ========

The amounts of the preceding loans with a maturity over one year which have a predetermined interest rate or a floating or adjustable interest rate are as follows:
                                                                                         December 31, 1998

Predetermined interest rate                                                                $   53,513
Floating or adjustable interest rate                                                               -
     Total                                                                                 $   53,513
                                                                                             =========

Thirty-three percent of total loans are repricable within one year.

                                     TABLE 2
                             Market Risk Sensitivity
                 Expected Maturity/Repricing/Principal Repayments at December 31, 1998

                                                                   1999
                                         -----------------------------------------------------------
                                          Average                2 Days to    3 to 6      6 to 12
                                            Rate       1 Day      3 Months    Months      Months
                                            ----       -----      --------    ------      ------
Interest-sensitive assets:
     Federal funds sold                       5.44%        $ 110          -           -           -
     Federal Home Loan Bank stock             7.76%            -          -           -           -
     Mortgage-backed investment securities    6.15%          171      3,406           -           -
     Other investment securities              7.02%          185          -       1,085       2,042
     Loans receivable                         8.88%       54,043     35,251      31,682      12,794

                                         ===========================================================
          Total interest-earning assets       8.38%     $ 54,509     38,657      32,767      14,836
                                         ===========================================================

Interest-sensitive liabilities:
     Interest-bearing demand                  1.15%       99,762          -           -           -
     Insured money markets                    3.05%       56,258          -           -           -
     Savings deposits                         2.31%       27,939          -           -           -

     Time deposits over $100                                   -     21,467       9,609       8,490
     Other time deposits                                      53     67,544      50,888      36,554
                                         ===========================================================
          Total time deposits                 5.37%           53     89,011      60,497      45,044
                                         ===========================================================

     Short-term borrowings                    4.14%       32,489          -           -           -

                                         ===========================================================
          Total interest-bearing
            liabilities                       3.86%    $ 216,501     89,011      60,497      45,044
                                         ===========================================================

     Interest rate sensitivity gap                     $(161,992)   (50,354)    (27,730)    (30,208)
                                                    ================================================

     Cumulative interest rate sensitivity gap          $(161,992)  (212,346)   (240,076)   (270,284)
                                                    ================================================

     Cumulative interest rate sensitive gap
          as a % of total interest-earning assets        -30.90%    -40.51%     -45.80%     -51.56%
                                                    ================================================


Off-balance sheet items:
     Commitments to extend credit        *                     -          -           -           -
     Unused lines of credit                   7.94%            -          -           -           -
-----------------------------------------

     * There is no way to determine the rates on the commitments because they have not been set yet. The rates will vary according to prime.

     NOTE: For information regarding how fair values were determined, please see notes to consolidated financial statements, number 15.


                            TABLE 2
                          (CONTINUED)



-----------------------------------------------------------------
                                                       There-      Carrying      Fair
     2000          2001        2002        2003        after        Value       Value
     ----          ----        ----        ----        -----        -----       -----
             -            -          -            -            -          110        110
             -            -          -            -        1,541        1,541      1,541
         1,646        1,714      8,381       15,141            -       30,459     30,596
         5,180        7,370      6,475        2,568       57,178       82,083     84,228
        41,035       42,510     86,056       31,576       75,065      410,012    408,354
                                                                            -
=========================================================================================
        47,861       51,594    100,912       49,285      133,784      524,205    524,829
=========================================================================================


             -            -          -            -            -       99,762     99,762
             -            -          -            -            -       56,258     56,258
             -            -          -            -            -       27,939     27,939

         5,978          540        628            -            -       46,712
        21,226        4,553      4,383            -           13      185,214
=========================================================================================
        27,204        5,093      5,011            -           13      231,926    234,101
=========================================================================================

             -            -          -            -            -       32,489     32,489

=========================================================================================
        27,204        5,093      5,011            -           13      448,374    450,549
=========================================================================================

        20,657       46,501     95,901       49,285      133,771       75,831
==============================================================================

      (249,627)    (203,126)  (107,225)     (57,940)      75,831            -
==============================================================================


       -47.62%      -38.75%    -20.45%      -11.05%       14.47%        0.00%
==============================================================================



             -            -          -            -       73,539       73,539     73,539
             -            -          -            -       15,839       15,839     15,839

Provision For Loan Losses

The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $1,877, $1,331 and $1,450, respectively, for the years ended December 31, 1998, 1997 and 1996. The provision in 1998 reflects replenishing the allowance for loan losses to cover net charge-offs of $1,234, plus providing for the 12% increase in total loans outstanding. The allowance for loan losses totaled $5,795, $5,152 and $4,729 at December 31, 1998, 1997 and 1996, respectively. The level of the allowance for loan losses to total loans outstanding is 1.41% at December 31, 1998. This compares to 1.40% and 1.42% as of December 31, 1997 and 1996, respectively. Net charge-offs to average loans are 0.32% for 1998 as compared to 0.26% for 1997 and 0.14% for 1996.

                                     TABLE 4
                  Summary of Loan Loss and Recovery Experience
                             (Dollars in Thousands)

The allowance for loan losses is based on an in-depth analysis of the loan portfolio. Specifically, included in that analysis are the following types of loans: loans determined to be of a material amount, loans commented on by regulatory authorities, loans which are past due more than 60 days and loans which are in a non-accrual status. The unallocated portion of the reserve has been established for other credit risks that are not related to individual credits but is necessary to provide for probable losses inherent in the loan portfolio. Based on the above analysis, management makes a provision for possible loan losses which will bring the allowance for loan losses to an adequate level.

The following table summarizes the activity in the allowance for loan losses for the years indicated:

                                                          1998          1997          1996          1995          1994
                                                          ----          ----          ----          ----          ----

Average loans, net of unearned discount             $    389,767        350,493       301,839       230,908     204,959
                                                      ==========     ==========    ==========    ==========    ========

Allowance for loan losses:
    Beginning balance                               $      5,152          4,729         3,700         3,016       2,394
    Add provision for loan losses                          1,877          1,331         1,450         1,140         819

Loan charge-offs:
    Commercial, financial and agricultural                   344            158           131           262         100
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    -              -             92            14          -
    Installment loans to individuals                       1,018            891           487           337         357
                                                      ----------     ----------    ----------    ----------    --------
Total loan charge-offs                                     1,362          1,049           710           613         457

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                     5             56            42            60         123
    Real estate - construction                                -              -             -             -           -
    Real estate - mortgage                                    -              -             65            33          -
    Installment loans to individuals                         123             85           182            64         137
                                                      ----------     ----------    ----------    ----------    --------
Total recoveries of loans previously charged off             128            141           289           157         260
                                                      ----------     ----------    ----------    ----------    --------

        Net charge-offs                                    1,234            908           421           456         197
                                                      ----------     ----------    ----------    ----------    --------

Ending balance                                      $      5,795          5,152         4,729         3,700       3,016
                                                      ==========     ==========    ==========    ==========    ========

Net charge-offs to average loans, net                       0.32%          0.26%        0.14%          0.20%       0.10%
Allowance for loan losses to average
    loans, net                                              1.49           1.47         1.57           1.60        1.47
Allowance for loan losses to total loans at
    period-end                                              1.41           1.40         1.42           1.45        1.40

Losses and recoveries are charged or credited to the allowance at the time realized.

The following table summarizes the allocation of the allowance for loan losses at December 31:

                            1998                1997                1996                1995                1994
                                % of                 % of                 % of                % of                % of
                        Total   Total     Total      Total     Total      Total     Total     Total     Total     Total
                        -----   -----     -----      -----     -----      -----     -----     -----     -----     -----
Balance applicable to:
    Commercial,
       financial and
       agricultural$  1,309     22.59%     1,145     22.22%       974     20.61%     658      17.78%     457    15.15%
    Real estate -
       construction     145      2.50        123      2.39        136      2.88       79       2.14       27     0.90
    Real estate -
       mortgage       3,025     52.20      2,739     53.17      2,582     54.59    2,161      58.40    1,887    62.60
    Installment loans
       to individuals 1,316     22.71      1,145     22.22      1,037     21.92      802      21.68      644    21.35
                     ------   -------    -------  --------    -------   -------    -----   --------   ------   ------

          Total    $  5,795    100.00%     5,152    100.00%     4,729    100.00%   3,700     100.00%   3,016   100.00%
                     ======   =======    =======  ========    =======   =======    =====   ========   ======   ======


Non-Interest Income

Non-interest income for 1998 increased by $840 or 15% over 1997, as compared to an increase in 1997 of $610 or 12% over 1996. These increases generally resulted from increased fees for trust services, which continued to increase in 1998 to $1,343 from $986 in 1997 and $861 in 1996. Fees for trust services increased 36% as a result of the generation of new trust business and additional assets under management, which increased 25%. The trust department had assets under management of $190,866, $152,968 and $122,667 at December 31, 1998, 1997 and
1996, respectively.

A significant contributor to non-interest income is service charges on deposit accounts which increased 7% as a result of increases in the volume of deposit relationships. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities insure that the Company realizes the maximum contribution to profits from this area.

There were $150, $40 and $21 of gains from sales of investment securities during 1998, 1997 and 1996, respectively. These gains were in response to the market rebound in the recent years. The larger gain in 1998 was due to a conscientious restructuring of the investment portfolio. In 1998, the Company sold $6 million of "over-priced" U.S. Treasury notes in order to reinvest in more economically-priced, shorter-term municipal securities.


Non-Interest Expenses

Non-interest expenses totaled $19,130 in 1998 as compared to $17,085 in 1997 and $15,544 in 1996. This represented a 12% increase from 1997 to 1998, and a 10% increase from 1996 to 1997. The overall increases during the year were due to growth in all geographic markets, which is evidenced by the growth in deposits of 11% from 1997 to 1998 and 9% from 1996 to 1997. Salaries and other personnel expense, which comprised 49% of total non-interest expenses for 1998, were up $960 or 11% over 1997 due to normal salary increases and increased personnel due to the two new branches. During 1997 and 1996, salaries and other personnel expenses accounted for 50% and 48%, of total other operating expenses, respectively.

Combined net occupancy and furniture and equipment expenses increased $381, or 12% from 1997 to 1998, as compared to an increase of $179, or 6%, in 1997. The increase in 1998 is due to the opening of two new branches. The increase in 1997 is due to normal growth and activity.

Postage and supplies expense increased 22% from $885 in 1997 to $1,081 in 1998. This increase can be attributed to growth in all geographical markets, as well as the opening of two new branches in 1998. Postage and supplies expense increased by only 1% from 1996 to 1997.

Income Taxes

Income tax expense totaled $3,000 in 1998 as compared to $2,415 in 1997 and $1,652 in 1996. The changes in income tax expense for all three years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Company works actively with outside tax consultants to minimize tax expense.


                               Financial Condition
                     As of December 31, 1998, 1997 and 1996

At December 31, 1998, Bancshares had total assets of $577.4 million, loans outstanding of $410.0 million and deposits of $499.7 million. This compares with total assets of $513.2 million, loans outstanding of $367.6 million and deposits of $449.4 million, at December 31, 1997; and with total assets of $468.4 million, loans outstanding of $333.0 million and deposits of $412.4 million, at December 31, 1996. The table on the following page shows the average balances and distributions of the Company's assets and liabilities for each of the last four years.


Loans and Asset Quality

Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1998, total loans, net of unearned discounts, were 78% of total earning assets. Loans secured by real estate accounted for 55% of total loans as of December 31, 1998. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

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

Non-performing loans for 1998, 1997 and 1996 were approximately $1,572 or 0.38% (of total loans), $862 or 0.23% and $1,113 or 0.33%, respectively. The majority of these non-performing loans are smaller-balance homogeneous consumer loans. For information on impaired loans, please see footnote number 5.

Table 6 on page 24 sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1994 through December 31, 1998.

                                     Table 5
                     Distribution of Assets and Liabilities
                             (DOLLARS IN THOUSANDS)




                                                                                    Years Ended December 31,
                                                        1998       1998      1997      1997     1996      1996     1995       1995
                                                      Average      % of    Average     % of   Average     % of   Average      % of
ASSETS                                                Balance     Total    Balance    Total   Balance    Total   Balance      Total
                                                      -------     -----    -------    -----   -------    -----   -------      -----


Cash and due from banks                               $22,145      4.09%   20,098     4.07%   23,743      5.51%    21,724      6.35%
Federal funds sold                                      3,876      0.72%    5,465     1.11%    1,758      0.41%     3,684      1.08%
Federal Home Loan Bank stock                            1,520      0.28%      779     0.16%        -          -         -          -
Taxable investment securities                          53,756      9.92%   60,915    12.34%   56,145     13.04%    47,618     13.91%
Non-taxable investment securities                      48,879      9.02%   36,221     7.34%   30,510      7.08%    25,777      7.53%
Loans, net of unearned discount                       389,767     71.94%  350,493    70.99%  301,839     70.08%   230,908     67.44%
       Less: allowance for loan losses                 (5,393)    -1.00%   (4,876)   -0.99%   (4,088)    -0.95%    (3,247)    -0.95%
                                                    --------------------------------------------------------------------------------

            Net loans                                 384,374     70.94%  345,617    70.00%  297,751     69.13%   227,661     66.49%

Premises and equipment, net                            14,255      2.63%   12,679     2.57%   11,670      2.71%    10,275      3.00%
Accrued Interest                                        4,065      0.75%    3,563     0.72%    3,260      0.76%     2,495      0.73%
Other assets                                            8,929      1.65%    8,400     1.70%    5,881      1.37%     3,140      0.92%
                                                    --------------------------------------------------------------------------------

            Total assets                             $541,799    100.00%  493,737   100.00%  430,718    100.00%   342,374    100.00%
                                                    ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
       Non-interest-bearing deposits                   73,266     13.52%   66,333    13.43%   58,440     13.57%    44,299     12.94%
       Interest-bearing demand                        147,580     27.24%  128,098    25.94%  115,674     26.86%   100,236     29.28%
       Savings                                         28,718      5.30%   27,639     5.60%   26,331      6.11%    21,518      6.28%
       Time                                           218,185     40.27%  209,961    42.52%  172,799     40.12%   128,555     37.55%
                                                    --------------------------------------------------------------------------------

            Total deposits                            467,749     86.33%  432,031    87.50%  373,244     86.66%   294,608     86.05%

Federal funds purchased and securities sold under
       agreements to repurchase                        18,747      3.46%   15,279     3.09%   17,668      4.10%    12,020      3.51%
Commercial paper                                       12,668      2.34%    9,382     1.90%    8,075      1.87%     8,017      2.34%
Note payable to a bank                                      -          -        -         -        -          -       107      0.03%
Other liabilities                                       3,083      0.57%    3,187     0.65%    2,600      0.60%     1,480      0.43%
                                                    --------------------------------------------------------------------------------

            Total liabilities                         502,247     92.70%  459,879    93.14%  401,587     93.24%   316,232     92.36%

Shareholders equity:
       Common stock - $5.00 par value                  15,445      2.85%   15,288     3.10%   15,165      3.52%    15,163      4.43%
       Capital surplus                                    302      0.06%      325     0.07%      334      0.08%       333      0.10%
       Retained earnings                               23,547      4.35%   18,101     3.67%   13,671      3.17%    10,615      3.10%
       Less:  Treasury stock                                -          -      (37)   -0.01%     (312)    -0.07%      (239)    -0.07%
       Accumulated other comprehensive income             258      0.05%      181     0.04%      273      0.06%       270      0.08%
                                                    --------------------------------------------------------------------------------

             Total shareholders' equity                39,552      7.30%   33,858     6.86%   29,131      6.76%    26,142      7.64%
                                                    --------------------------------------------------------------------------------

          Total liabilities and shareholders' equity $541,799    100.00%  493,737   100.00%  430,718    100.00%   342,374    100.00%
                                                     ===============================================================================

                                     TABLE 6
                               Nonperforming Loans
                             (Dollars in Thousands)


                                                                     90 Days                                   Foregone
                                                                     or More                                   Interest
                                                                    Past Due                  Percentage        Income
                                                                   and not on      Total        90 Days          From
                                                          Non-        Non-         Loans        or More          Non-
                                                         Accrual     Accrual    Outstanding    Past Due         Accrual

December 31, 1998:
    Commercial, financial and agricultural           $      223         -          92,608         0.24%            26
    Real estate - construction                               -          -          10,260         0.00             -
    Real estate - mortgage                                  445         -         214,010         0.21             22
    Installment loans to individuals                        817         87         93,134         0.97             82
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $     1,485         87        410,012         0.38%           130
                                                      =========    =======      =========     ========      =========

December 31, 1997:
    Commercial, financial and agricultural                   63         -          81,678         0.08              2
    Real estate - construction                               -          -           8,799         0.00             -
    Real estate - mortgage                                  256         -         195,462         0.13             26
    Installment loans to individuals                        399        144         81,646         0.67             38
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $       718        144        367,585         0.23%            66
                                                      =========    =======      =========     ========      =========

December 31, 1996:
    Commercial, financial and agricultural                  140         -          68,617         0.20              4
    Real estate - construction                               -          -           9,598         0.00             -
    Real estate - mortgage                                  428         -         181,775         0.24             25
    Installment loans to individuals                        545         -          72,996         0.75             23
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $     1,113         -         332,986         0.33%            52
                                                      =========    =======      =========     ========      =========

December 31, 1995:
    Commercial, financial and agricultural                  146         -          45,377         0.32             20
    Real estate - construction                               -          -           5,453         0.00             -
    Real estate - mortgage                                  241         -         149,017         0.16             11
    Installment loans to individuals                        409          3         55,340         0.74             35
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $       796          3        255,187         0.31%            66
                                                      =========    =======      =========     ========      =========

December 31, 1994:
    Commercial, financial and agricultural                  295         -          32,672         0.90             14
    Real estate - construction                               -          -           1,941         0.00             -
    Real estate - mortgage                                   -          -         134,789         0.00              9
    Installment loans to individuals                        341         18         46,006         0.78             27
                                                      ---------    -------      ---------     --------      ---------

        Total                                       $       636         18        215,408         0.30%            50
                                                      =========    =======      =========     ========      =========

Deposits

For the average balances and average rates paid by category of deposit for the years ended December 31, 1998, 1997 and 1996, please see Table 1 on pages 14-15. The company has no foreign deposits.

The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100, as of December 31, 1998, 1997 and 1996.

                                     TABLE 7
                      Maturities of Time Deposits Over $100
                                                                           1998               1997             1996
                                                                           ----               ----             ----
Maturities:
     3 months or less                                              $        21,467           23,062            18,082
     3 through 6 months                                                      9,609           12,206             8,569
     6 through 12 months                                                     8,490           11,004            11,286
     Over 12 months                                                          7,146            3,680             4,163
                                                                     -------------    -------------     -------------

                                                                   $        46,712           49,952            42,100
                                                                     =============    =============     =============


Liquidity

The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% - 25%. At December 31, 1998, the Company's liquidity ratio was approximately 21%.

The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. The Company had no outstanding debt at December 31, 1998 and 1997, respectively.

During 1991 the Company began selling commercial paper as an alternative investment tool for its commercial customers (Master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 1998, the Company had $10,859 in commercial paper with a weighted average rate of 3.06%, as compared to $11,289 in 1997 with a weighted average of 3.69% and $7,435 in 1996 with a weighted average rate of 4.69%.

The Parent Company's liquidity needs are met through the payment of dividends from the Bank. At December 31, 1998, the Bank had available retained earnings of $6,191 for payment of dividends. Prior approval of the Office of the Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank.

The Bank's liquidity is affected by its ability to attract deposits, the maturity of its loan portfolio, the flexibility of its investment securities, lines of credit from correspondent banks, and current earnings. Sufficient liquidity must be available to meet continuing loan demand and deposit withdrawal requirements. Competition for deposits is intense in the markets served by the Bank. However, the Bank has been able to attract deposits as needed through pricing adjustments and expansion of its geographic market area. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. The investment securities portfolio is a source of liquidity through scheduled maturities and sales of securities, and prepayment of principal on mortgage-backed securities. Approximately 62% of the securities portfolio was pledged to secure liabilities as of December 31, 1998, as compared to 63% at December 31, 1997. Management believes that its sources of liquidity are adequate to meet operational needs. Additional sources of short-term liquidity are existing lines of credit from correspondent banks totaling $80 million, all of which are available. Loan demand has been constant and loan originations can be controlled through pricing decisions.

Capital Resources

At December 31, 1998 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. At December 31, 1997 the Company and the Bank were each categorized as "adequately capitalized," under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

The Company was categorized as "adequately capitalized" due to the infusion of approximately $54,000 in deposits related to the acquisition of the three branches in 1996. As a result of this change in capital adequacy, the Bank incurred higher FDIC insurance premiums in 1998 and 1997 compared to 1996. The Company's strategic plan for controlled growth and profit improvement generated enough internal capital to return the risk-weighted ratios to the "well-capitalized" guidelines during 1998. Please see notes to consolidated financial statements number 17 for the Company's and the Bank's various capital ratios at December 31, 1998.

Pursuant to the Internal Revenue Code of 1986, as amended, and the regulations thereunder, the stock in the Employee Stock Option Plan (the "ESOP") has a put and a call feature if the stock is not "readily tradable on an established market." This term was clarified in 1995 as a result of a private letter ruling, to mean publicly listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and those recently distributed are subject to the put/call feature. Accordingly, 270,384 shares of common stock are now recorded outside shareholders' equity at their fair value, which is determined by an independent valuation. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1998 due to the termination of the ESOP are subject to the put/call until June 29, 1999.

In the coming year, the Company plans on making various capital expenditures to enhance its computer systems in order to improve its service to its customers. The Company plans on offering internet banking to its customers in 1999. The estimated costs for the hardware, software, installation and consulting services needed to complete this project are approximately $62. The Company also plans on installing a wide area network at an estimated cost of $350 for the hardware and engineering services required. The source of financing for both projects will be current earnings.


Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Virtually all of the assets and liabilities of the Bank are monetary in nature and, as a result, its operations can be significantly affected by interest rate fluctuations as discussed above. Therefore, inflation will affect the Bank only to the extent that interest rates change and according to the Bank's sensitivity to such changes. The Company attempts to manage the effects of inflation through its asset/liability management as described above in "Asset-Liability Management and Market Risk Sensitivity."


Accounting and Reporting Changes

In June 1997, the FASB issued SFAS Nos. 130, Reporting Comprehensive Income. The statement is effective for annual and quarterly financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. For the Company, the statement became effective in the first quarter of 1998 and required reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. Comprehensive income is defined by the statement as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." While the adoption of this statement changed the look of the Company's financial statements, it did not have a material effect on the Company.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practical, the statement also standardizes disclosures for retiree benefits. Although the adoption of this standard changed the look of note number 11 to the consolidated financial statements, the adoption of this standard did not have a material effect on the Company.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier adoption permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities to the available-for-sale category at fair value as allowed by SFAS No. 133. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securties to maturity in the future. The adoption of this standard did not have a material effect on the Company.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment to SFAS No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998, (or January 1, 1999 for the Company). The statement requires that after the securitization of mortgage loans held for sale, any retained mortgage-backed securities be classified in accordance with SFAS No. 115, based on the entity's ability and intent to sell or hold those investments. Prior to this statement, mortgage banking entities were required to classify these securities as trading only. The adoption of this standard did not have a material effect on the Company.


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

The information required by this item is set forth on the following pages, 28 through 53.

                          Independent Auditors' Report


The Board of Directors
Palmetto Bancshares, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Greenville, South Carolina
February 12, 1999

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                  (Dollars in Thousands, except per share data)


Assets                                                                                     1998                   1997
-------                                                                                    ----                   ----

Cash and due from banks                                                           $         27,929               25,539
Federal funds sold                                                                             110                  388
Federal Home Loan Bank stock, at cost                                                        1,541                1,452
Investment securities held to maturity (market values of $68,737
     and $81,578 in 1998 and 1997, respectively)                                            66,455               80,006
Investment securities available for sale (amortized cost of $45,551
     and $17,410 in 1998 and 1997, respectively)                                            46,087               17,725
Loans held for sale                                                                          2,122                    -
Loans                                                                                      410,012              367,585
     Less allowance for loan losses                                                         (5,795)              (5,152)
                                                                                    --------------        -------------
                  Loans, net                                                               404,217              362,433
                                                                                    --------------        -------------

Premises and equipment, net                                                                 14,347               13,386
Accrued interest                                                                             4,499                3,990
Other assets                                                                                10,093                8,288
                                                                                    --------------        -------------

              Total assets                                                    $            577,400              513,207
                                                                                    ==============        =============


Liabilities and Shareholders' Equity

Liabilities:
     Deposits:
         Non-interest-bearing                                                  $            83,788               70,595
         Interest-bearing                                                                  415,885              378,795
                                                                                    --------------        -------------
                  Total deposits                                                           499,673              449,390

     Securities sold under agreements to repurchase                                         21,630               12,224
     Commercial paper (Master note)                                                         10,859               11,289
     Federal funds purchased                                                                    -                 1,500
     Other liabilities                                                                       3,153                2,188
                                                                                    --------------        -------------
                  Total liabilities                                                        535,315              476,591
                                                                                    --------------        -------------

Common stock subject to put/call option (ESOP)                                               4,732                3,784

Shareholders' equity:
     Common stock - $5.00 par value. Authorized
         10,000,000 shares; issued and outstanding 3,099,695 in 1998;
         issued and outstanding 3,089,552 in 1997;                                          15,498               15,448
     Capital surplus                                                                           293                  317
     Retained earnings                                                                      25,964               20,658
     Accumulated other comprehensive income                                                    330                  193
     Common stock subject to put/call option, 270,384 shares at $17.50
         per share in 1998 and 275,180 shares at $13.75 per share in 1997                   (4,732)              (3,784)
                                                                                     -------------        -------------
                  Total shareholders' equity                                                37,353               32,832
                                                                                    --------------        -------------

                  Total liabilities and shareholders' equity                  $            577,400              513,207
                                                                                    ==============        =============

See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996
                  (Dollars in Thousands, except per share data)


                                                                                    1998             1997           1996
                                                                                    ----             ----           ----
Interest income:
     Interest and fees on loans                                                 $     34,600          30,760       26,852
     Interest and dividends on investment securities available for sale:
         U.S. Treasury                                                                   682             909        1,310
         State and municipal                                                             591             373          598
         Mortgage-backed securities                                                      333              -            -
     Interest and dividends on investment securities held to maturity:
         U.S. Treasury and U.S. Government agencies                                      934           1,282        1,029
         State and municipal                                                           1,952           1,595        1,330
         Mortgage-backed securities                                                    1,408           1,703          979
     Interest on federal funds sold                                                      211             291           93
     Dividends on FHLB stock                                                             118              56           -
                                                                                  ----------    ------------   ----------
                  Total interest income                                               40,829          36,969       32,191
                                                                                  ----------    ------------   ----------

Interest expense:
     Interest on deposits                                                             15,157          14,816       12,724
     Interest on securities sold under agreements to repurchase                          639             558          459
     Interest on federal funds purchased                                                 123              86          314
     Interest on commercial paper (Master note)                                          521             381          313
                                                                                  ----------    ------------   ----------
                  Total interest expense                                              16,440          15,841       13,810
                                                                                  ----------    ------------   ----------

                  Net interest income                                                 24,389          21,128       18,381

Provision for loan losses                                                              1,877           1,331        1,450
                                                                                  ----------    ------------   ----------
                  Net interest income after provision for loan losses                 22,512          19,797       16,931
                                                                                  ----------    ------------   ----------

Non-interest income:
     Service charges on deposit accounts                                               3,449           3,215        2,863
     Fees for trust services                                                           1,343             986          861
     Gains on sales of loans                                                             269              14          148
     Investment securities gains                                                         150              40           21
     Other income                                                                      1,257           1,373        1,125
                                                                                  ----------    ------------   ----------
                  Total non-interest income                                            6,468           5,628        5,018
                                                                                  ----------    ------------   ----------

Non-interest expense:
     Salaries and other personnel                                                      9,428           8,468        7,536
     Net occupancy                                                                     1,793           1,501        1,452
     Furniture and equipment                                                           1,768           1,679        1,549
     FDIC assessment                                                                     206             177            2
     Postage and supplies                                                              1,081             885          873
     Advertising                                                                         720             629          737
     Telephone                                                                           601             518          474
     Other expense                                                                     3,533           3,228        2,921
                                                                                  ----------    ------------   ----------
                  Total non-interest expense                                          19,130          17,085       15,544
                                                                                  ----------    ------------   ----------
                  Income before income taxes                                           9,850           8,340        6,405
Income tax provision                                                                   3,000           2,415        1,652
                                                                                  ----------    ------------   ----------

                  NET INCOME                                                    $      6,850           5,925        4,753
                                                                                  ==========    ============   ==========

                                                                                                 (Continued)



                                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                               Consolidated Statements of Operations (continued)
                                           Years ended December 31,
                                       1998, 1997 and 1996 (Dollars in
                                       Thousands, except per share data)


                                                                                    1998             1997            1996

                                 Increase in fair value of ESOP stock                   (948)           (470)        (543)
                                                                                  -----------      ----------  -----------

                  Net income on common shares not subject to put/call           $      5,902            5,455       4,210
                                                                                  ==========       ==========  ==========


Per share data:

     Net income per common share-basic, not subject to put/call                $        2.10            1.97         1.54
                                                                                  ==========    ============   ==========
     Net income per common share-dilutive, not subject to put/call             $        2.04            1.93         1.51
                                                                                  ==========    ============   ==========

     Cash dividends declared                                                  $         0.50            0.38         0.28
                                                                                  ==========    ============   ==========

     Weighted average common shares outstanding                                    3,089,159       3,054,877    3,007,661
                                                                                  ==========    ============   ==========

     Weighted average common shares outstanding not subject to put/call            2,815,520       2,772,298    2,732,305
                                                                                  ==========    ============   ==========

See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                                                                             1998            1997               1996
                                                                                             ----            ----               ----
Cash flows from operating activities:
     Net income                                                                            $  6,850           5,925           4,753
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                                                   2,758           2,221           1,829
              Gain on sale of investment securities                                            (150)            (40)            (21)
              Gain on sale of loans                                                            (269)            (14)           (148)
              Provision for loan losses                                                       1,877           1,331           1,450
              Origination/acquisition of loans held for sale                                (33,927)        (25,077)        (58,239)
              Sale of loans held for sale                                                    32,074          29,166          54,311
              Provision (credit) for deferred taxes                                             (42)            259             309
              Change in accrued interest receivable                                            (509)           (553)           (889)
              Change in other assets                                                         (2,770)         (1,697)         (2,350)
              Change in other liabilities, net                                                  921            (311)            736
                                                                                           --------        --------        --------
                  Net cash provided by operating activities                                   6,813          11,210           1,741
                                                                                           --------        --------        --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                      (1,559)        (29,594)        (23,357)
     Purchase of investment securities available for sale                                   (38,971)        (10,956)         (9,991)
     Proceeds from maturities of investment securities
         held to maturity                                                                     6,533          12,170           5,153
     Proceeds from maturities of investment securities available
         for sale                                                                             1,717           6,000           2,102
     Proceeds from sale of investment securities available for sale                           8,594           3,614          30,501
     Principal paydowns on mortgage-backed securities available for sale                      8,480           3,537           2,014
     Principal paydowns on mortgage-backed securities held to maturity                          656            --              --
     Purchase of Federal Home Loan Bank stock                                                   (89)         (1,452)           --
     Net increase in loans outstanding                                                      (43,661)        (35,507)        (84,554)
     Increase in premises and equipment                                                      (2,345)         (2,310)         (2,746)
                                                                                           --------        --------        --------


Net cash used in investing activities                                                       (60,645)        (54,498)        (80,878)
                                                                                           --------        --------        --------
Cash flows from financing activities:
     Net increase in deposits                                                                47,957          36,723          29,246
     Acquisition of deposits, net                                                             2,029            --            50,512
     Net increase in securities sold under
         agreements to repurchase                                                             9,406             588           4,090
     Net increase (decrease) in commercial paper                                               (430)          3,854           1,248
     Increase (decrease) in federal funds purchased                                          (1,500)         (1,500)            100
     Proceeds from issuance of common stock                                                     104             266               2
     Retirement of common stock                                                                 (78)           --              --
     Purchase of treasury stock                                                                --              --              (121)
     Proceeds from sale of treasury stock                                                      --               125             207
     Dividends paid                                                                          (1,544)         (1,165)           (842)
                                                                                           --------        --------        --------
                  Net cash provided by financing activities                                  55,944          38,891          84,442
                                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents                                          2,112          (4,397)          5,305

Cash and cash equivalents at beginning of year                                               25,927          30,324          25,019
                                                                                           --------        --------        --------
Cash and cash equivalents at end of year                                                   $ 28,039          25,927          30,324
                                                                                           ========        ========        ========

                                                                                                        (Continued)




                                            PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows (Continued)
                                            Years ended December 31, 1998, 1997 and 1996
                                                     (Dollars in Thousands)


                                                                           1998               1997               1996
                                                                           ----               ----               ----

Supplemental information:
Cash paid during the year for:
     Interest                                                      $        16,470           15,697            13,653
                                                                     =============     ============       ===========
     Income taxes                                                  $         2,622            2,385             1,641
                                                                     =============     ============       ===========


Supplemental schedule of non-cash investing and financing transactions:
         Unrealized gain on investment securities
              available for sale, net                              $           137               27              (470)
                                                                     =============     ============       ============
         Securitization of mortgage loans                          $            -                -              6,334
                                                                     =============     ============       ============

See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Changes in Shareholders'
                      Equity and Comprehensive Income Years
                     ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)


                                                                                                                   Common
                                                                                                    Accumulated     Stock
                                                                     Additional                        Other      Subject to
                                                           Common     Paid-in    Retained  Treasury Comprehensive  Put/call
                                                           Stock      Capital    Earnings   Stock    Income, Net    Option  Total
                                                           -----      -------    --------   -----    -----------    ------  -----

Balance at December 31, 1995                               $ 15,163      334      12,006      (230)      636      (2,771)    25,138

Net income                                                      -        -         4,753       -         -           -        4,753
Other comprehensive income, net of tax:
   Unrealized holding losses arising during
     period, net of tax effect of $286                          -        -           -         -         -           -         (457)
   Less:  reclassification adjustment for gains included
     in net income, net of tax effect of $8                     -        -           -         -         -           -          (13)
   Net unrealized gains on securities                           -        -           -         -        (470)        -          -
                                                                                                                           --------
Comprehensive income                                            -        -           -         -         -           -        4,283
                                                                                                                           --------
Cash dividend declared                                          -        -          (842)      -         -           -         (842)
Issuance of 300 shares in connection with
     stock options                                              2        -           -         -         -           -            2
Purchase of  9,111 shares of treasury stock                     -        -           -        (121)      -           -         (121)
Sale of 17,712 shares of  treasury stock                        -        -           (23)      230       -           -          207
Common stock subject to put/call option                         -        -           -         -         -          (543)      (543)
                                                            ------------------------------------------------------------------------
Balance at December 31, 1996                                 15,165      334      15,894      (121)      166      (3,314)    28,124

Net income                                                      -        -         5,925       -         -           -        5,925
Other comprehensive income, net of tax:
   Unrealized holding gains arising during
     period, net of tax effect of $33                           -        -           -         -         -           -           52
   Less:  reclassification adjustment for gains included
     in net income, net of tax effect of $15                    -        -           -         -         -           -          (25)
   Net unrealized gains on securities                           -        -           -         -          27         -          -
                                                                                                                           --------
Comprehensive income                                            -        -           -         -         -           -        5,952
                                                                                                                           --------
Cash dividend declared                                          -        -        (1,165)      -         -           -       (1,165)
Issuance of 56,600 shares in connection with
     stock options                                              283      (17)        -         -         -           -          266
Sale of  9,111 shares of treasury stock                         -        -             4       121       -           -          125
Common stock subject to put/call option                         -        -           -         -         -          (470)      (470)
                                                            ------------------------------------------------------------------------
Balance at December 31, 1997                                 15,448      317      20,658       -         193      (3,784)    32,832

Net income                                                      -        -         6,850       -         -           -        6,850
Other comprehensive income, net of tax:
   Unrealized holding gains arising during
     period, net of tax effect of $143                          -        -           -         -         -           -          229
   Less:  reclassification adjustment for gains included
     in net income, net of tax effect of $58                    -        -           -         -         -           -          (92)
   Net unrealized gains on securities                           -        -           -         -         137         -          -
                                                                                                                           --------
Comprehensive income                                            -        -           -         -         -           -        6,987
                                                                                                                           --------
Cash dividend declared                                          -        -        (1,544)      -         -           -       (1,544)
Issuance of 14,600 shares in connection with
     stock options                                               72       32         -         -         -           -          104
Retirement of 4,457 shares of common stock                      (22)     (56)        -         -         -           -          (78)
Common stock subject to put/call option                         -        -           -         -         -          (948)      (948)
                                                            ------------------------------------------------------------------------
Balance at December 31, 1998                               $ 15,498      293      25,964       -         330      (4,732)    37,353
                                                            ========================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies (Dollars in Thousands, except per share data, in all notes)

The following is a description of the more significant accounting policies used in preparing the consolidated financial statements. The accounting and reporting policies of Palmetto Bancshares, Inc. (the "Company") conform to generally accepted accounting principles ("GAAP") and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Palmetto Bank (the "Bank"). The Bank provides a full range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. ("Palmetto Capital"), a wholly owned subsidiary of Palmetto Bank, was incorporated February 26, 1992. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company's primary market area is the upstate of South Carolina. All significant intercompany accounts and transactions have been eliminated in consolidation.

Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company or its subsidiary.

Certain amounts for prior years have been reclassified to conform to 1998 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.

Cash and Cash Equivalents
Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances on-hand as vault cash and/or at the Federal Reserve as compensating balances. There were no compensating balances at December 31, 1998 or 1997.

Federal Home Loan Bank Stock
During 1997, the Bank joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Bank is required to acquire and retain shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $1,541 and $1,452 at December 31, 1998 and 1997, respectively. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The Bank has available $48,000 in lines of credit from the FHLB. There were no advances on these lines at December 31, 1998 or 1997.

Investment Securities
The Bank accounts for its investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values - other than those accounted for under the equity method or as investments in consolidated subsidiaries - and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The Company does not have any trading securities.

Loans Held for Sale
Loans held for sale are reported at the lower of cost or market value on an aggregate loan basis. Deferred net fees or costs are included as part of the Company's net investment in loans held for sale until such loans are sold. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

At December 31, 1998 and 1997, the Company has loans held for sale of $2,122 and $0, respectively. Loans serviced for the benefit of others amounted to approximately $141 million at December 31, 1998, of which approximately $85 million resulted from an acquisition of servicing in 1996. Most of these loans are serviced for Federal Home Loan Mortgage Corporation (FHLMC).

The Bank recognizes mortgage servicing rights (MSR's) in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, an Amendment of SFAS No. 122, which became effective for transactions occurring after December 31, 1996. The statement requires the recognition of a separate asset for the right to service mortgage loans for others, regardless of how those rights were acquired. Further, it requires assessment of impairment based on fair value. The Company evaluates these rights quarterly for possible impairment. At December 31, 1998 and 1997, the Company recognized impairment of $229 and $62, respectively.

At December 31, 1998, the Company had net MSR's of approximately $1.2 million related to these loans included in other assets on the consolidated balance sheet. The fair value of the mortgage servicing rights are determined considering market prices for similar MSR's and on the discounted anticipated future net cash flows considering market consensus loan prepayment predictions, historical prepayment rates, interest rates, and other economic factors. For purposes of measuring the impairment, the Company stratifies the MSR's based on the predominant risk characteristics of the underlying loans, including interest rate, loan type, and amortization type (fixed rate or adjustable rate). To the extent that the carrying value of MSR's exceeds this fair value by individual stratum, a valuation allowance is established. The allowance may be adjusted in the future as the values of the MSR's increase or decrease. The cost of MSR's is amortized over the estimated period of net servicing revenues, considering historical industry-average prepayment rates.

Loans and Interest Income
Loans are carried at principal amounts outstanding reduced by unearned discounts. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

Impaired Loans
The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically reviewed nonhomogenous loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on impaired loans and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

The Bank determines which loans are impaired through a loan review process. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

SFAS No. 114 specifically states that it need not be applied to "large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment." Thus, the Company determined that the statement does not apply to its consumer loan, credit card or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans determined by management. In effect, these portfolios are covered adequately in the Company's normal formula for determining loan loss reserves.

Loan Fees and Costs
Non-refundable fees and certain direct costs associated with originating or acquiring loans are recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until the loan is sold. Recognition of deferred fees and costs is discontinued on non-accrual loans until they return to accrual status or are charged-off. Commitment fees associated with lending are deferred and if the commitment is exercised, the fee is recognized over the life of the related loan as a yield adjustment. If the commitment expires unexercised the amount is recognized upon expiration of the commitment.

Allowance for Loan Losses
Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

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

Foreclosed Properties
Property acquired through foreclosure is included in other assets and amounted to $0 and $30, at December 31, 1998 and 1997, respectively. Such property is recorded at the lower of cost or fair value minus estimated selling costs. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to other operating expenses.

Income Taxes
Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Intangibles
At December 31, 1998, deposits are shown net of premium on deposits acquired of approximately $796, net of amortization, which is being amortized principally over 10 years using the double-declining balance method. At December 31, 1998, goodwill of approximately $3,197, net of amortization, is being amortized on a straight-line basis over 15 years. The Company periodically assesses the recoverability of these intangibles by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows which are based on historical trends.

Net Income Per Share
Net income per share-basic, not subject to put/call is based on the weighted average number of shares outstanding not subject to put/call. See note 11 for further explanation on this put/call feature. Net income per common share-dilutive, not subject to put/call is calculated based on SFAS No. 128, as discussed in note 12.

Stock Options
In 1996, the Company adopted SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that choose not to adopt the fair value method will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has chosen the latter option. SFAS No. 123 requires companies that choose not to adopt the fair value method of accounting to disclose pro forma net income and earnings per share under the fair value method. In addition, all companies with stock-based plans are required to make detailed disclosures about plan terms, exercise prices, and assumptions used in measuring the fair value of stock-based grants (see note
11).

Comprehensive Income
In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. Comprehensive income is defined by the statement as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." In accordance with SFAS No. 130, the Company elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

Employee Benefit Plans
Also in 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. In accordance with SFAS No. 132, the disclosures in note 11 have changed somewhat since prior year.


(2)    Federal Funds Sold

At December 31, 1998 and 1997, the Bank had $110 and $388, respectively, outstanding in federal funds sold. The daily averages of these outstanding agreements during 1998 and 1997 were $3,876 and $5,465, respectively. The maximum amount of these outstanding agreements at any month-end during 1998 and 1997 were $5,615 and $12,497, respectively. The securities underlying these agreements were maintained in safekeeping by an authorized broker.


(3)    Investment Securities Held to Maturity

The amortized cost and fair values of investment securities held to maturity as of December 31 are summarized as follows:

                                                                              1998
                                                ---------------------------------------------------------------
                                                Amortized         Unrealized       Unrealized         Fair
                                                  Cost               Gains           Losses           Value
                                                  ----               -----           ------           -----
           U.S. Government agencies              $   10,985               44                -            11,029
           State and municipal                       36,685            2,101                -            38,786
           Mortgage-backed securities                18,785              151               (14)          18,922
                                                   --------          -------          ---------          ------
                                                 $   66,455            2,296               (14)          68,737
                                                   ========          =======          =========          ======


                                                                              1997
                                               ----------------------------------------------------------------
                                                Amortized         Unrealized       Unrealized         Fair
                                                  Cost               Gains           Losses           Value
           U.S. Government agencies              $   16,984               65               (13)          17,036
           State and municipal                       36,861            1,572                (5)          38,428
           Mortgage-backed securities                26,161              101              (148)          26,114
                                                   --------          -------          ---------          ------
                                                 $   80,006            1,738              (166)          81,578
                                                   ========          =======          =========          ======



                                                                              1996
                                                ----------------------------------------------------------------
                                                Amortized         Unrealized       Unrealized         Fair
                                                  Cost               Gains           Losses           Value
                                                  ----               -----           ------           -----
           U.S. Treasury and U.S.
                Government agencies              $   16,006                7              (122)          15,891
           State and municipal                       25,450            1,072               (30)          26,492
           Mortgage-backed securities                24,751               12              (376)          24,387
                                                   --------          -------          --------           ------
                                                 $   66,207            1,091              (528)          66,770
                                                   ========          =======          ========           ======

The following is a maturity distribution of investment securities held to maturity as of December 31, 1998:

                                                    Due After               Due After
                                Due                 One Year               Five Years
                              Within                 Through                 Through             Due After
                             One Year     Yield    Five Years     Yield     Ten Years   Yield    Ten Years   Yield
                             --------     -----    ----------     -----     ---------   -----    ---------   -----
U.S. Government
     agencies             $     -           - %      7,000           6.10%       3,985    7.30%      -        -
State and municipals            -           -        7,946           8.21       16,866    7.36   11,873     7.32
Mortgage-backed securities    1,128       5.48      17,657           6.19          -        -        -        -
                           ---------    ------   ---------      ---------    ---------   ------  --------  ------

Amortized Cost Total         $1,128       5.48%     32,603           6.69%      20,851    7.34%  11,873     7.32%
                           =========    ======   =========      =========    =========   ======  ========  ======
Fair Value                   $1,142                 33,117                      21,812           12,666
                           =========             =========                   =========           ========


(4)    Investment Securities Available for Sale

The amortized cost and fair values of investment securities available for sale as of December 31 are summarized as follows:

                                                                                              1998
                                                                  -----------------------------------------------------------------
                                                                 Amortized         Unrealized          Unrealized             Fair
                                                                   Cost              Gains              Losses               Value
                                                                   ----              -----              ------               -----

U.S. Treasury                                                     $ 6,500                205                 -                 6,705
State and Municipal                                                27,436                366                 (94)             27,708
Mortgage-backed securities                                         11,615                 70                 (11)             11,674
                                                                  -------            -------             -------             -------
                                                                  $45,551                641                (105)             46,087
                                                                  =======            =======             =======             =======


                                                                                               1997
                                                                   -----------------------------------------------------------------
                                                                 Amortized         Unrealized          Unrealized             Fair
                                                                   Cost              Gains              Losses               Value
                                                                   ----              -----              ------               -----
U.S. Treasury                                                     $12,492                201                 (12)             12,681
State and Municipal                                                 4,918                126                 -                 5,044
                                                                  -------            -------             -------             -------
                                                                  $17,410                327                 (12)             17,725
                                                                  =======            =======             =======             =======


                                                                                               1996
                                                                   -----------------------------------------------------------------
                                                                 Amortized         Unrealized          Unrealized             Fair
                                                                   Cost              Gains              Losses               Value
                                                                   ----              -----              ------               -----
U.S. Treasury                                                     $ 8,993                 93                 (51)              9,035
State and Municipal                                                 6,976                229                 -                 7,205
                                                                  -------            -------             -------             -------
                                                                  $15,969                322                 (51)             16,240
                                                                  =======            =======             =======             =======

During the year ended December 31, 1998 the Company had realized gains of $150 and no realized losses; compared to realized gains of $49 and realized losses of $9 in 1997. During 1996, the realized gains amounted to $121, and the realized losses were $100. Specific identification is the basis on which cost was determined in computing realized gains and losses.

The following is a maturity distribution of investment securities available for sale at December 31, 1998:

                                                    Due After              Due After
                                Due                 One Year               Five Years
                              Within                 Through                 Through             Due After
                             One Year     Yield    Five Years     Yield     Ten Years   Yield    Ten Years   Yield

U.S. Treasury              $   1,545     7.70%         5,160     6.52%           -         -           -        -
State and municipals           1,767     9.10          1,488     8.49         3,906      5.91      20,547     6.34
Mortgage-backed securities        -         -         11,674     6.15            -         -           -        -
                             -------    -------     --------    -----      --------   -------     -------   ------

Fair Value Total           $   3,312     8.45 %       18,322     6.44%        3,906     5.91 %     20,547     6.34%
                             =======    ======      ========    =====      =========  =======     ========  ======
Amortized Cost             $   3,247                  18,064                  3,912                20,328
                             =======                ========               =========              ========

Investment securities held to maturity and available for sale with an aggregate carrying value of approximately $69,757 and $61,734 at December 31, 1998 and 1997, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.


(5)    Loans

A summary of loans, by classification, as of December 31 follows:

                                                                          December 31,
                                                    1998        1997          1996          1995        1994
                                                    ----        ----          ----          ----        ----
         Commercial, financial and
              agricultural                     $    92,608       81,678       68,616       45,377       32,672
         Real estate-construction                   10,260        8,799        9,598        5,453        1,941
         Real estate-mortgage                      214,010      195,462      181,775      149,017      134,789
         Installment loans to individuals           93,134       81,646       72,997       55,340       46,006
                                                 ---------    --------     ---------    ---------    ---------

         Total                                 $   410,012      367,585      332,986      255,187      215,408
                                                 =========    =========    =========    =========    =========

         Non-accrual loans included above      $     1,485          718        1,113          796          636
                                                 =========    =========    =========    =========    =========

The foregone interest income related to loans on non-accrual amounted to $130, $66 and $52 for the years ended December 31, 1998, 1997 and 1996, respectively.

The following is a summary of activity affecting the allowance for loan losses for the years ended December 31:

                                                               1998                 1997               1996
                                                               ----                 ----               ----

           Balance at beginning of year                  $      5,152                   4,729             3,700
           Provision for loan losses                            1,877                   1,331             1,450
           Loan recoveries                                        128                     141               289
           Loans charged-off                                  (1,362)                  (1,049)             (710)
                                                           ----------         ----------------          -------

           Balance at end of year                        $      5,795                   5,152             4,729
                                                           ==========         ===============           =======

At December 31, 1998, there were no impaired loans and no reserve in the allowance for loan losses related to impaired loans due to the fact that the Company had charged-off loans previously considered impaired. During 1998, the average recorded investment in impaired loans was approximately $19.

At December 31, 1997, impaired loans amounted to approximately $70. During 1997, the average recorded investment in impaired loans was approximately $44, and there is $70 included in the allowance for loan losses related to impaired loans at December 31, 1997.

During 1996, the Company charged-off some of the loans previously considered impaired and was able to reclassify others due to improved credit conditions; so that at December 31, 1996 there were no impaired loans. During 1996, the average recorded investment in impaired loans was approximately $76, and there is no allowance for loan losses related to impaired loans at December 31, 1996.

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

At December 31, 1998, except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

The Bank had outstanding, unused loan commitments as of December 31, 1998 as follows:

           Home equity loans                                       $       9,272
           Credit cards                                                   22,447
           Commercial real estate development                             15,439
           Other unused lines of credit                                   26,381
                                                                     -----------
                                                                   $      73,539
                                                                     ===========
           Standby letters of credit                               $       3,582
                                                                     ===========

All unused loan commitments are at adjustable rates that fluctuate with prime rate, or are at fixed rates which approximate market rates. Current amounts listed are therefore determined to be their market value.


(6)    Premises and Equipment, Net

A summary of premises and equipment, net, as of December 31 follows:

                                                                                   1998               1997
                                                                                   ----               ----

           Land                                                                  $ 2,125                1,925
           Buildings and leasehold improvements                                   11,894               10,802
           Furniture and equipment                                                11,096               10,151
                                                                           -------------       --------------
                                                                                  25,115               22,878
           Less accumulated depreciation and amortization                        (10,768)              (9,492)
                                                                           -------------       --------------
           Premises and equipment, net                                   $        14,347               13,386
                                                                           =============       ==============


(7)    Mortgage Servicing Rights

The following is a summary of activity affecting the valuation allowance for impairment of mortgage servicing rights for the years ended December 31:

                                                               1998                 1997               1996
                                                               ----                 ----               ----
           Balance at beginning of year                  $         62                      --                --
           Aggregate additions charged and
                reductions credited to operations                 167                      62                --
           Aggregate direct writedowns charged
                against allowance                                  --                      --                --
                                                           ----------         ---------------           -------
           Balance at end of year                        $        229                      62                --
                                                           ==========         ===============           =======

(8)    Deposits

A summary of deposits, by type, as of December 31 follows:

                                                                                 1998                1997
                                                                                 ----                ----
           Transaction accounts                                            $     184,346              156,299
           Savings deposits                                                       27,939               26,639
           Insured money market accounts                                          56,258               55,033
           Time deposits over $100                                                46,712               49,952
           Other time deposits                                                   185,214              162,430
           Premium on deposits acquired                                             (796)                (963)
                                                                             -----------       --------------
                Total deposits                                             $     499,673              449,390
                                                                             ===========     ================

Interest paid on time deposits of $100 or more amounted to $2,636, $2,784, and $1,970 for the years ended December 31, 1998, 1997 and 1996, respectively.

The following table displays the aggregate amounts of time deposits with maturities for the years following December 31, 1998:

     Maturing within one year                                          $         194,605
     Maturing after one year through two years                                    27,204
     Maturing after two years through three years                                  5,093
     Maturing after three years through five years                                 5,011
     Maturing after five years                                                        13
                                                                         ---------------
           Total                                                       $         231,926
                                                                         ===============


(9)    Short-Term Borrowings

SECURITIES SOLD UNDER AGREEMENTS
       TO REPURCHASE WITH CUSTOMERS                                1998           1997            1996
                                                                   ----           ----            ----

       Amount outstanding at year-end                         $   11,630         12,224          11,636
       Average amount outstanding during year                     16,112         13,926          11,601
       Maximum amount outstanding at any month-end                18,127         15,112          12,694
       Weighted average rate paid at year-end                       2.81%          3.44%           4.44%
       Weighted average rate paid during the year                   3.97%          4.01%           3.84%


       The securities underlying these agreements are held in the Bank's name in safekeeping by NationsBank for the benefit of the Bank's customers.

SECURITIES SOLD UNDER AGREEMENTS
         TO REPURCHASE WITH A BANK

       Amount outstanding at year-end                         $    10,000           --                --
       Average amount outstanding during year                         438           --               321
       Maximum amount outstanding at any month-end                 10,000           --             4,876
       Weighted average rate paid at year-end                       5.32%            --%             --%
       Weighted average rate paid during the year                   5.32%            --%           4.06%

       The securities underlying these agreements are held in the Bank's name in safekeeping by Sun Trust for the benefit of the Bank.

FEDERAL FUNDS PURCHASED
       Amount outstanding at year-end                         $      --         1,500          3,000
       Average amount outstanding during year                      2,197        1,353          5,746
       Maximum amount outstanding at any month-end                 9,200        8,125         17,500
       Weighted average rate paid at year-end                         --%        6.13%          7.75%
       Weighted average rate paid during the year                   5.60%        6.36%          5.45%


COMMERCIAL PAPER (MASTER NOTE)                                     1998           1997            1996
                                                                   ----           ----            ----

       Amount outstanding at year-end                         $    10,859         11,289           7,435
       Average amount outstanding during year                      12,668          9,382           8,075
       Maximum amount outstanding at any month-end                 14,084         12,292           9,168
       Weighted average rate paid at year-end                       3.06%          3.69%           4.69%
       Weighted average rate paid during the year                   4.11%          4.06%           3.88%


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


(10)   Income Taxes

Components of income tax provision expense/(benefit) for the years ended December 31 are as follows:

                                                                       1998              1997             1996
                                                                       ----              ----             ----
           Current:
                Federal                                         $       2,704            1,888           1,155
                State                                                     338              268             188
                                                                     --------         --------          ------
                                                                        3,042            2,156           1,343
                                                                     --------         --------          ------
           Deferred:
                Federal                                                   (42)             259             309
                State                                                      -                -               -
                                                                     ---------        --------          ------
                                                                          (42)             259             309
                                                                     ---------        --------          ------

                    Total                                       $       3,000            2,415           1,652
                                                                     ========         ========          ======



The effective tax rates for the years ended December 31 vary from the Federal statutory rates as follows:

                                                                      1998             1997            1996

           U.S. Federal income tax rates                               34.0%            34.0%          34.0%
           Changes from statutory rates resulting from:
                    Tax-exempt interest income                         (8.2)            (7.5)          (9.1)
                    Expenses not deductible for tax purposes             .7               .7             .8
                    State taxes, net of Federal income tax benefit      2.3              2.1            2.3
                    Other                                               1.7              (.3)          (2.2)
                                                                  ---------           ------         ------

           Effective tax rates                                         30.5%            29.0%          25.8%
                                                                  =========           ======         ======


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

                                                                                   1998                     1997
                                                                                   ----                     ----
           Deferred tax assets:
                Loan loss reserves                                         $       1,616                   1,331
                Basis of intangible assets for tax purposes
                    in excess of basis for financial reporting                       140                     167
                Other                                                                 43                      40
                                                                             -----------             -----------

                    Total gross deferred tax assets                                1,799                   1,538
                    Less valuation allowance                                          -                       -

                    Net deferred tax assets                                        1,799                   1,538
                                                                             -----------             -----------

           Deferred tax liabilities:
                Fixed assets, due to depreciation differences                       (571)                   (571)
                Deferred loan costs deducted for tax purposes as incurred           (468)                   (393)
                Deferred loan fees recognized under the principal
                    reduction method for tax purposes                               (388)                   (304)
                Unrealized gain on securities available for sale                    (207)                   (121)
                Prepaid pension expense                                             (360)                   (274)
                Other                                                                 (8)                    (34)
                                                                             ------------            -----------
                    Total gross deferred tax liabilities                          (2,002)                 (1,697)
                                                                             ------------            -----------

                    Net deferred tax liability                             $        (203)                   (159)
                                                                             ============            ============

A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on securities available for sale. A current period deferred tax expense related to the change in unrealized gain on securities available for sale of $86 has been recorded directly to shareholders equity. The rest of the change in the deferred tax liability results from the current period deferred tax benefit of $42.

No valuation allowance for deferred tax assets has been established at either December 31, 1998 or 1997. Because of taxes paid in carry back periods, as well as estimates of future taxable income, it is management's belief that realization of the net deferred tax asset is more likely than not.

Tax returns for 1996 and subsequent years are subject to examination by the taxing authorities.

(11)   Employee Benefit Plans

       (a) The Bank has a noncontributory defined benefit pension plan which covers all full-time employees who have at least twelve months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested at five years or more of service. No vesting occurs with less than five years of service. The plan is administered by the Bank's Trust Department. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

            The following table details the funded status of the plan, the amounts recognized in the Company's consolidated financial statements, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts for the years ended December 31:

                                                                                     1998                   1997
                                                                                     ----                   ----
            CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year                                          $ 3,590              3,166
    Service cost                                                                         335                237
    Interest cost                                                                        310                249
    Actuarial loss                                                                       934               --
    Benefits paid                                                                       (113)               (62)
                                                                                     -------            -------
    Benefit obligation at end of year                                                $ 5,056              3,590

CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year                                     4,846              3,903
    Actual return on plan assets                                                         397                617
    Employer contribution                                                                409                388
    Benefits paid                                                                       (113)               (62)
                                                                                     -------            -------
    Fair value of plan assets at end of year                                         $ 5,539              4,846
                                                                                     -------            -------

Funded status                                                                            483              1,256
Unrecognized prior service cost                                                           69                 77
Unrecognized net actuarial loss (gain)                                                   617               (266)
Unrecognized transition                                                                 (103)              (129)
                                                                                     -------            -------
Prepaid benefit cost included in other assets                                        $ 1,066                938
                                                                                     =======            =======


                                                                                         1998              1997              1996
                                                                                         ----              ----              ----
COMPONENTS OF NET PERIODIC BENEFIT COST:
    Service cost                                                                       $ 237                205                186
    Interest cost                                                                        249                221                193
    Expected return on plan assets                                                      (328)              (286)              (229)
    Amortization of transition asset                                                     (26)               (26)               (26)
    Amortization of prior service cost                                                     9                  9                  9
                                                                                       -----              -----              -----
    Net periodic benefit cost                                                          $ 141                123                133
                                                                                       =====              =====              =====

WEIGHTED-AVERAGE ASSUMPTIONS AT DECEMBER 31:
    Discount rate                                                                          7%                 8%                 8%
    Rate of increase in compensation levels                                                5%                 5%                 5%
    Expected long-term rate of return on plan assets                                       8%                 8%                 8%


       (b) Until February 28, 1997, the Company had an Employee Stock Ownership Plan (ESOP) established by its Board of Directors. The ESOP covered the same employees and had the same vesting schedule as the pension plan. Based on profits, the Company contributed annually to a trust created to acquire shares of the Company's common stock for the exclusive benefit of the participants. During 1997 and 1996, the Company contributed to the ESOP common stock, which had been previously repurchased as treasury stock, and accounted for these transactions in accordance with Statement of Position 93-6. The Company recorded compensation expense equal to the fair value of the shares contributed. The Company made no contributions in 1998 due to the termination of the plan in 1997. The charges to income for contributions to the ESOP for the years ended December 31, are as follows:

                                                                 1997             1996
                                                                 ----             ----
                Repurchase of treasury stock for ESOP        $     125             207
                Investment income received by ESOP                  -             (20)
                                                               -------        -------
                Contributions to ESOP                        $     125             187
                                                               =======        ========

            At December 31, 1998, there were no allocated shares in the plan due to the termination of the ESOP as of February 28, 1997.

            Pursuant to the Internal Revenue Code of 1986, as amended, and the regulations thereunder, the stock in the ESOP Plan has a put and a call feature if the stock is not "readily tradable on an established market." This term was clarified in 1995 as a result of a private letter ruling, to mean publicly listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares in the ESOP Plan and recently distributed shares are subject to the put/call feature. Accordingly, 270,384 shares of common stock are now recorded outside shareholders' equity at their fair value, which is determined by an independent valuation. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1998 due to the termination of the ESOP are subject to the put/call until June 29, 1999.

       (c) In 1987, the Company adopted a plan (Stock Option Plan) pursuant to which the Company's Board of Directors may grant incentive stock options and nonqualified stock options to officers and key employees of the Company. The Stock Option Plan expired on December 31, 1997. At that time, there were 58,000 options outstanding but unexercised. These options have varying expiration dates through December 31, 2007.

            On December 9, 1997, the Company's Board of Directors adopted the 1997 Stock Compensation Plan (the "1997 Plan"). The 1997 Plan allows the Board to grant incentive and non-incentive stock options to certain key employees and directors of the Company and its subsidiaries. The 1997 Plan authorizes grants of options to purchase up to 175,000 shares of authorized but unissued common stock. The option price and term of the options shall be determined by the Board on grant date, but shall not be less than 100% of fair market value as of grant date and shall not be greater than 10 years, respectively. Because the Company's stock is not traded on an established market, the fair value may be determined by an annual independent actuarial valuation. The 1997 Plan expires on December 8, 2007. As of December 31, 1997, no options had been granted under this plan. As of December 31, 1998, 76,000 options had been granted under this plan.

            At December 31, 1998, there were 99,000 remaining shares available for grant under the 1997 Plan. At December 31, 1997, there were no shares available for grant under the Stock Option Plan because the plan had expired. Stock option activity for both plans is summarized in the following table:


                                                                     Weighted-Average
                                                   Stock Options       Exercise Price
                                                   -------------       --------------
Outstanding at December 31, 1995                         105,300               6.22
-----------------------------------------------------------------------------------
Granted                                                    3,000              11.67
Exercised                                                   (300)              7.84
-----------------------------------------------------------------------------------
Outstanding at December 31, 1996                         108,000               6.37
-----------------------------------------------------------------------------------
Granted                                                    9,000              13.75
Forfeited                                                 (2,400)             11.67
Exercised                                                (56,600)              4.69
-----------------------------------------------------------------------------------
Outstanding at December 31, 1997                          58,000               8.93
-----------------------------------------------------------------------------------
Granted                                                   76,000              17.50
Exercised                                                (14,600)              7.16
-----------------------------------------------------------------------------------
Outstanding at December 31, 1998                         119,400          $   14.60
===================================================================================



             The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  Options Outstanding                      Options Exercisable
                                                  -------------------                      -------------------
                                                        Weighted-
                                                         Average         Weighted-                        Weighted-
                                     Number             Remaining         Average          Number          Average
             Range of              Outstanding         Contractual       Exercise        Exercisable      Exercise
             Exercise Prices       at 12/31/98            Life             Price         at 12/31/98        Price
             ---------------       -----------            ----             -----         -----------        -----
             $7.84 - 8.25             18,450             3.47 years         8.04         18,450              8.04
             $9.05 - 9.69             17,750             5.51 years         9.37         15,950              9.34
             $13.75 - 17.50           83,200             9.91 years        17.18         15,200             17.50
             ----------------------------------------------------------------------------------------------------
             Total                   119,400             8.26 years       $14.60         49,600            $11.35
             ====================================================================================================


             The Company follows the provisions of Accounting Principles Board
             (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1998, 1997 and 1996.

             In 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of stock option fair value. Therefore, as permitted, the Company will continue to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied.

             The per-share weighted average fair values of stock options granted in 1998, 1997 and 1996 were $6.67, $5.48 and $4.12, respectively.
             The fair values were estimated as of the respective grant dates using the Black-Scholes option pricing model. Input variables used in the model included weighted-average risk free interest rates of 5.57%, 6.03% and 6.16%, respectively; expected dividend yields of 1.40%, 1.30% and 1.48%, respectively; and expected volatility factors of 22.20%, 22.30% and 15.60%, respectively; and estimated option lives of 10 years. The pro forma impact on income assumes no options will be forfeited. Had compensation expense for the Company's Stock Option Plan been determined based on the fair value grant date for awards granted in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been effected as shown in the following table:


                                                                         1998                1997               1996
                                                                         ----                ----               ----
              Net earnings - as reported                                $6,850              5,925               4,753
              Net earnings - pro forma                                   6,793              5,912               4,747
              Basic earnings per share - as reported                      2.10               1.97                1.54
              Basic earnings per share - pro forma                        2.08               1.96                1.54

             The pro forma effects may not be representative of the effects on reported net income for future years as most of the Company's employee stock option grants vest in cumulative increments over a period of five years.


 (12)  Earnings per Share

The table below illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the years ended December 31, 1998, 1997 and 1996:

                                                                  Income             Shares           Per-Share
       1998                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------
       Income available to common stockholders                   $5,902             2,815,520           $2.10
                                                                 --------------------------------------------
       Effect of Dilutive Securities:  Stock Options                 --                72,584           --
       Diluted EPS:
       Income available to common stockholders
           plus assumed conversions                              $5,902             2,888,104           $2.04
                                                                 ============================================


                                                                  Income             Shares           Per-Share
       1997                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------
       Income available to common stockholders                   $5,455             2,772,298           $1.97
                                                                 --------------------------------------------
       Effect of Dilutive Securities:  Stock Options                 --                52,371           --
       Diluted EPS:
       Income available to common stockholders
           plus assumed conversions                              $5,455             2,824,669           $1.93
                                                                 ============================================


                                                                  Income             Shares           Per-Share
       1996                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------
       Income available to common stockholders                   $4,210             2,732,305           $1.54
                                                                 --------------------------------------------
       Effect of Dilutive Securities:  Stock Options               --                  64,733             --
       Diluted EPS:
       Income available to common stockholders
           plus assumed conversions                              $4,210             2,797,038           $1.51
                                                                 ============================================


(13)   Related Party Transactions

Certain of the Company's directors and executive officers are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $3,128 and $4,327 at December 31, 1998 and 1997, respectively. From January 1 through December 31, 1998, these directors and executive officers and their related interests borrowed $463 and repaid $1,662. In the opinion of management, these loans do not involve more than the normal risk of collectibility and do not present other unfavorable features.

(14)   Commitments and Contingencies

On December 31, 1998, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment that have initial terms of more than one year. The minimum scheduled payments under these leases are as follows:

              1999                                                 $       366
              2000                                                         283
              2001                                                         251
              2002                                                         248
              2003                                                         169
              Subsequent years                                             962
                                                                     -----------

                                                                   $     2,279
                                                                     ===========

Rental expense was $417, $392 and $398 for the years ended December 31, 1998, 1997 and 1996, respectively.

In the normal course of business, the Company and subsidiary are periodically involved in legal proceedings. In the opinion of the Company's management, none of these proceedings is likely to have a materially adverse effect on the accompanying consolidated financial statements.


(15)   Disclosures Regarding Fair Value of Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments (Statement
107), requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

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

       (c)  Federal Home Loan Bank Stock
            No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

       (d)  Loans Held for Sale
            The fair value of loans held for sale is based on prices in outstanding commitments to sell these loans.

       (e)  Loans
            The current value of variable-rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1998 and 1997, approximates market.

            For credit cards and lines of credit the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

            Unused loan commitments are at adjustable rates which fluctuate with the prime rate or are funded within ninety days. Current amounts are considered to be their fair value. Please see note 5 for these amounts.

       (f)  Deposits
             Under Statement 107, the estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, by applying interest rates currently being offered at the dates indicated on the deposit products. Under Statement 107, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposits liabilities as compared to the cost of alternative forms of funding.

        (g) Securities Sold Under Agreements to Repurchase, Commercial Paper, Federal Funds Sold and Federal Funds Purchased
            The carrying amount approximates fair value due to the short-term nature of these instruments.

       (h) Other Assets, Other Liabilities, and Accrued Interest Income The carrying amount approximates fair value because of the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                                     1998                             1997
                                                       --------------------------------  ----------------------------
                                                          Carrying          Estimated       Carrying      Estimated
                                                           Amount          Fair Value        Amount      Fair Value

           Cash and due from banks                   $         27,929          27,929          25,539        25,539
                                                          ===========      ==========       =========    ==========

           Federal funds sold                        $            110             110             388           388
                                                          ===========      ==========       =========    ==========

           Federal Home Loan Bank stock              $          1,541           1,541           1,452         1,452
                                                          ===========      ==========       =========    ==========

           Investment securities held to maturity    $         66,455          68,737          80,006        81,578
                                                          ===========      ==========       =========    ==========

           Investment securities available for sale  $         46,087          46,087          17,725        17,725
                                                          ===========      ==========       =========    ==========
           Loans held for sale                        $         2,122           2,122            --              --
                                                         ============      ==========       =========    ==========

           Loans:
               Commercial mortgage                    $       124,763         124,498         112,518    112,441
               Commercial other                               100,516         100,244          86,568     86,337
               Real estate - mortgage                          24,681          24,688          15,066     15,065
               Installment mortgage                            78,408          78,228          81,167     81,063
               Installment other                               81,644          80,696          72,266     70,574
               Allowance for loan losses                       (5,795)         (5,795)         (5,152)    (5,152)
                                                            ---------        --------       ---------    -------
                  Total loans, net                    $       404,217         402,559         362,433    360,328
                                                            =========        ========       =========    =======

           Deposits                                   $       499,673         501,848         449,390    449,941
                                                            =========         =======       =========   ========

           Borrowings:
               Securities sold under agreements
                  to repurchase                       $        21,630          21,630          12,224     12,224
               Commercial paper                                10,859          10,859          11,289     11,289
               Federal funds purchased                          --              --              1,500      1,500
                                                            ---------        --------          ------    -------
                                                     $         32,489          32,489          25,013     25,013
                                                            =========        ========          ======    =======

(16)   Palmetto Bancshares, Inc. (Parent Company)

The Parent Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Parent Company. At December 31, 1998, the Bank had available retained earnings of approximately $6,191 for payment of dividends.

The Parent Company's principal asset is its investment in its bank subsidiary. The Parent Company's condensed statements of financial condition data as of December 31, 1998 and 1997, and the related condensed statements of operations data and cash flow data for the three-year period ended December 31, 1998 are as follows:

                            Financial Condition Data

       Assets                                                                     1998                1997
       ------                                                                     ----                ----
           Cash                                                           $         40                    23
           Due from subsidiary                                                  10,859                11,289
           Investment in wholly-owned bank subsidiary                           41,157                35,644
           Goodwill                                                                888                   949
                                                                             ---------           -----------
                    Total assets                                          $     52,944                47,905
                                                                             =========           ===========

       Liabilities and Shareholders' Equity

           Commercial paper                                               $     10,859                11,289
                                                                             ---------           -----------

                    Total liabilities                                           10,859                11,289
                                                                             ---------           -----------

           Common stock subject to put/call                                      4,732                 3,784

           Shareholders' equity                                                 37,353                32,832
                                                                             ---------           -----------
                Total liabilities and shareholders' equity               $      52,944                47,905
                                                                             =========           ===========


                                 Operations Data

                                                               1998              1997              1996
                                                               ----              ----              ----
           Interest income from commercial paper         $           521              381                313
           Other interest income                                      -                 5                 -
           Dividends received from Bank                            1,544            1,165                842
           Equity in undistributed earnings of subsidiary          5,376            4,840              3,991
           Net operating expenses                                   (591)            (466)              (393)
                                                           -------------   --------------     --------------
           Net income                                    $         6,850            5,925              4,753
                                                           =============   ==============     ==============


                                 Cash Flow Data

                                                                    1998          1997              1996
                                                                    ----          ----              ----

           Cash flows from operating activities:
                Net income                                $         6,850           5,925          4,753
                Decrease (increase) in due from subsidiary            430          (3,557)       (1,248)
                Earnings retained by wholly-owned
                    subsidiary                                     (5,376)         (4,840)       (3,991)
                Amortization of goodwill                               61              61             61
                                                            -------------    ------------      ---------
                    Net cash provided (used) by
                             operating activities                   1,965          (2,411)         (425)
                                                            -------------    ------------      ---------

           Cash flows from financing activities:
                Net change in commercial paper                       (430)          3,854          1,248
                Proceeds from issuance of common stock                104             266              2
                Retirement of common stock                            (78)             -              -
                Purchase of treasury stock                             -               -           (121)
                Sale of treasury stock                                 -              125            207
                Cash transfer to Bank capital                          -             (885)            -
                Dividends paid                                     (1,544)         (1,165)         (842)
                                                            -------------    ------------      --------
                    Net cash (used) provided by
                             financing activities                  (1,948)          2,195            494
                                                            --------------   ------------      ---------

           Net increase (decrease) in cash                             17            (216)            69

           Cash at beginning of year                                   23             239            170
                                                            -------------    ------------      ---------

           Cash at end of year                            $            40              23            239
                                                            =============    ============      =========


(17)   Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1998 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. At December 31, 1997 the Company and the Bank were each categorized as "adequately capitalized," under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.



                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                  For Capital               Prompt Corrective
                                         Actual                Adequacy Purposes            Action Provisions
                                    Amount       Ratio     Amount          Ratio        Amount            Ratio
       As of December 31, 1998:
         TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
             Company                $43,065      10.16%     $33,908        8.00%        $42,385           10.00%
             Bank                   $43,025      10.15%     $33,908        8.00%        $42,385           10.00%

         TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
             Company                $37,761      8.91%      $16,954        4.00%        $25,431           6.00%
             Bank                   $37,721      8.90%      $16,954        4.00%        $25,431           6.00%

         TIER 1 CAPITAL TO AVERAGE ASSETS:
             Company                $37,761      6.79%      $22,232        4.00%        $27,790           5.00%
             Bank                   $37,721      6.78%      $22,270        4.00%        $27,838           5.00%


       As of December 31, 1997:
         TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
             Company                $36,831       9.72%     $30,305        8.00%        $37,881           10.00%
             Bank                   $36,808       9.72%     $30,305        8.00%        $37,881           10.00%

         TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
             Company                $32,091      8.47%      $15,152        4.00%        $22,728           6.00%
             Bank                   $32,068      8.47%      $15,152        4.00%        $22,728           6.00%

         TIER 1 CAPITAL TO TOTAL ASSETS:
             Company                $32,091      6.20%      $20,710        4.00%        $25,888           5.00%
             Bank                   $32,068      6.19%      $20,710        4.00%        $25,888           5.00%

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers" on pages 2 through 5 in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of the Shareholders, which is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 9 and pages 12 through 13 in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 12 through 13 in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on page 13 in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) (2)Additional financial statement schedules furnished pursuant to the requirements of Form 10-K

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

              3.2.3^ Amendment to By-Laws dated January 19, 1999, filed herewith.

              4.1.1          Articles of Incorporation of the Registrant:
                             Included in Exhibits 3.1.1 - .5

              4.2            Bylaws of the Registrant: Included in Exhibit
                             3.2.1 - .3

              4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

              4.4 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

              21.1^          List of Subsidiaries of the Registrant

              27.1^          Financial Data Schedule


              * Management contract or compensatory plan or arrangement.

              ^  Filed herewith.

(b)    Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1998.

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



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
---------------------
L. Leon Patterson
Chairman and Chief
Executive Officer

/s/ Paul W. Stringer
---------------------
Paul W. Stringer
President  and Chief Operating Officer
(Chief Accounting Officer)


Date:  February 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

          Signature                                     Title                                 Date

 /s/ L. Leon Patterson
-----------------------------
L. Leon Patterson                                    Director                             February 16, 1999


 /s/ Paul W. Stringer
-----------------------------
Paul W. Stringer                                     Director                             February 16, 1999


-----------------------------
James A. Cannon                                      Director


/s/ W. Fred Davis, Jr.
-----------------------------
W. Fred Davis, Jr.                                   Director                             February 16, 1999


/s/ Michael D. Glenn
-----------------------------
Michael D. Glenn                                     Director                             February 16, 1999



          Signature                                     Title                                   Date
          ---------                                     -----                                   ----



/s/ David P. George, Jr.
-----------------------------
David P. George, Jr.                                 Director                             February 16, 1999


/s/ John T. Gramling, II
-----------------------------
John T. Gramling, II                                 Director                             February 16, 1999


 /s/ James M. Shoemaker, Jr.
-----------------------------
James M. Shoemaker, Jr.                              Director                             February 16, 1999


/s/ J. David Wasson, Jr.
-----------------------------
J. David Wasson, Jr.                                 Director                             February 16, 1999


/s/ Ann B. Smith
-----------------------------
Ann B. Smith                                         Director                             February 16, 1999


/s/ Edward Keith Snead III
-----------------------------
Edward Keith Snead III                               Director                             February 16, 1999


/s/ William S. Moore
-----------------------------
William S. Moore                                     Director                             February 16, 1999

                      (This page intentionally left blank.)

                      (This page intentionally left blank.)

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

              3.2.3^ Amendment to By-Laws dated January, 19, 1999, filed herewith.

              4.1.1          Articles of Incorporation of the Registrant:
                             Included in Exhibits 3.1.1 - .5

              4.2            Bylaws of the Registrant: Included in Exhibit
                             3.2.1 - .3

              4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

              4.4 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

               21.1^         List of Subsidiaries of the Registrant

               27.1^          Financial Data Schedule

              ^  Filed herewith.