Form 10-Q
period 1999-03-31
PALMETTO BANCSHARES INC
filed 1999-05-13
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                OR
    ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

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
              ( Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days. Yes   X   No
                     ----     ----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at May 7, 1999
   -----------------------------            -------------------------------
    Common stock, $5.00 par value                     3,104,117

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
              For the Quarter and Three Months Ended March 31, 1999



                          INDEX                                      Page No.
                          -----                                      --------



PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets at March 31, 1999 and

December 31, 1998                                                           1



Consolidated Income Statements for the Three Months

Ended March 31, 1999 and 1998                                               2



Consolidated Statements of Cash Flows for

the Three months Ended March 31, 1999 and 1998                            3-4



Consolidated Statements of Changes in Shareholders' Equity

and Comprehensive Income for the Three months Ended

March 31, 1999 and 1998                                                     5



Notes to Consolidated Interim  Financial Statements                         6



Management's Discussion and Analysis of

Financial Condition and Results of Operations                          7 - 13



PART II - OTHER INFORMATION                                           14 - 16
---------------------------

SIGNATURES                                                                 17
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                    March 31, 1999      December 31, 1998
                                                                                ------------------------------------------
Assets                                                                              (unaudited)

Cash and due from banks                                                                    $23,453                $27,929
Federal funds sold                                                                           5,198                    110
Federal Home Loan Bank stock, at cost                                                        1,733                  1,541
Investment securities held to maturity (market values of $0
     and $68,737 in 1999 and 1998, respectively)                                                 -                 66,455
Investment securities available for sale (amortized cost of $101,184
     and $45,551, in 1999 and 1998, respectively)                                          102,971                 46,087
Loans held for sale                                                                          3,765                  2,122
Loans                                                                                      414,983                410,012
     Less allowance for loan losses                                                         (5,962)                (5,795)
                                                                                ------------------------------------------
              Loans, net                                                                   409,021                404,217

Premises and equipment, net                                                                 14,663                 14,347
Accrued interest                                                                             4,060                  4,499
Other assets                                                                                12,791                 10,093
                                                                                ------------------------------------------
              Total assets                                                                $577,655               $577,400
                                                                                ==========================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                   83,190                 83,788
     Interest-bearing                                                                      417,449                415,885
                                                                                ------------------------------------------
              Total deposits                                                               500,639                499,673

Securities sold under agreements to repurchase                                              13,664                 21,630
Commercial paper (Master note)                                                              14,600                 10,859
Other liabilities                                                                            4,390                  3,153
                                                                                ------------------------------------------
              Total liabilities                                                            533,293                535,315
                                                                                ------------------------------------------

Common stock subject to put/call option (ESOP)                                               4,732                  4,732

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,103,617 issued and outstanding in 1999; and
   3,099,695 issued and outstanding in 1998;                                                15,518                 15,498
Capital surplus                                                                                325                    293
Retained earnings                                                                           27,420                 25,964
Accumulated other comprehensive income                                                       1,099                    330
Common stock subject to put/call option, 270,384 common
     shares at $17.50 per share in 1999 and 1998 (ESOP)                                     (4,732)                (4,732)
                                                                                ------------------------------------------
              Total shareholders' equity                                                    39,630                 37,353
                                                                                ------------------------------------------

              Total liabilities and shareholders' equity                                  $577,655               $577,400
                                                                                ==========================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                   Three Months Ended March 31, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                                                       1999                 1998
                                                                                ------------------------------------------
Interest income:
  Interest and fees on loans                                                                $8,943                 $8,354
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                                240                    194
     State and municipal                                                                       813                     72
     Mortgage-backed securities                                                                405                      6
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                                                  -                    263
     State and municipal                                                                         -                    485
     Mortgage-backed securities                                                                  -                    395
  Interest on federal funds sold                                                                28                     63
  Dividends on FHLB stock                                                                       31                     27
                                                                                ------------------------------------------
              Total interest income                                                         10,460                  9,859
                                                                                ------------------------------------------

Interest expense:
  Interest on deposits                                                                       3,669                  3,773
  Interest on securities sold under agreements to repurchase                                   158                    170
  Interest on federal funds purchased                                                           64                     25
  Interest on commercial paper (Master note)                                                   105                    128
                                                                                ------------------------------------------
              Total interest expense                                                         3,996                  4,096
                                                                                ------------------------------------------

              Net interest income                                                            6,464                  5,763
Provision for loan losses                                                                      491                    390
                                                                                ------------------------------------------
              Net interest income after provision for
                 loan losses                                                                 5,973                  5,373
Non-interest income:
  Service charges on deposit accounts                                                          880                    823
  Fees for trust services                                                                      394                    335
  Other income                                                                                 475                    334
                                                                                ------------------------------------------
              Total non-interest income                                                      1,749                  1,492

Non-interest expenses:
  Salaries and other personnel                                                               2,441                  2,409
  Net occupancy                                                                                432                    415
  Furniture and equipment                                                                      470                    431
  FDIC assessment                                                                               50                     46
  Postage and supplies                                                                         274                    254
  Marketing and advertising                                                                    236                    237
  Telephone                                                                                    146                    143
  Other expense                                                                                946                    834
                                                                                ------------------------------------------
              Total non-interest expenses                                                    4,995                  4,769
                                                                                ------------------------------------------
              Income before income taxes                                                     2,727                  2,096
                                                                                ------------------------------------------
Income tax provision                                                                           836                    629
                                                                                ------------------------------------------

              Net Income                                                                    $1,891                 $1,467
                                                                                ==========================================

              Net income per share-basic, not subject to put/call                            $0.61                  $0.47
              Net income per share-dilutive, not subject to put/call                         $0.60                  $0.47
              Cash dividends declared per share                                              $0.14                  $0.12

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                 For Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)

                                                                                       1999                 1998
                                                                                ------------------------------------------
Cash flows from operating activities:
  Net income                                                                                $1,891                 $1,467
  Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation and amortization                                                    625                    669
              Gain on sale of investment securities                                            (25)                     -
              Provision for loan losses                                                        491                    390
              Origination of loans held for sale                                            (9,719)               (13,486)
              Sale of loans held for sale                                                    8,130                 10,251
              Gain on sale of loans                                                            (54)                   (70)
              Change in accrued interest receivable                                            439                    170
              Change in other assets                                                        (2,916)                  (747)
              Change in other liabilities, net                                                 756                    786
                                                                                ------------------------------------------

                          Net cash used in operating activities                               (382)                  (570)

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                             -                   (388)
  Purchase of investment securities available for sale                                      (5,234)                (3,743)
  Proceeds from maturities of investment securities held to maturity                             -                  1,000
  Proceeds from maturities of investment securities available for sale                       9,780                    545
  Proceeds from sale of investment securities available for sale                             3,610                      -
  Principal paydowns on mortgage-backed securities held to maturity                              -                  1,620
  Principal paydowns on mortgage-backed securities available for sale                        2,682                      -
  Purchase of Federal Home Loan Bank stock                                                    (192)                   (89)
  Net increase in loans                                                                     (5,295)               (12,230)
  Purchases of premises and equipment                                                         (679)                (1,267)
                                                                                ------------------------------------------

                          Net cash provided by (used in) investing activities                4,672                (14,552)

Cash flows from financing activities:
  Net increase in deposit accounts                                                             930                 18,363
  Net increase (decrease) in securities sold under agreements to repurchase                 (7,966)                 4,740
  Net increase in commercial paper                                                           3,741                    174
  Net decrease in federal funds purchased                                                        -                 (1,500)
  Proceeds from issuance of common stock                                                        52                      2
  Dividends paid                                                                              (435)                  (371)
                                                                                ------------------------------------------

                          Net cash provided by (used in) financing activities               (3,678)                21,408
                                                                                ------------------------------------------

Net increase in cash and cash equivalents                                                      612                  6,286
                                                                                ------------------------------------------
Cash and cash equivalents at beginning of the period                                        28,039                 25,927
                                                                                ------------------------------------------
Cash and cash equivalents at end of the period                                             $28,651                $32,213
                                                                                ==========================================

                                                                                                   (Continued)

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                 For Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)



                                                                                       1999                 1998
                                                                                ------------------------------------------
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                        4,076                  4,182
                                                                                ==========================================
     Income taxes                                                                              294                     55
                                                                                ==========================================

Supplemental schedule of non-cash investing and financing transactions:
         Change in unrealized gain on investment securities available for sale                 769                      2
                                                                                ==========================================
         Transfer of investment securities held to maturity to available for sale           66,455                      -
                                                                                ==========================================



See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                        Comprehensive Income (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)

                                                                                                                   Common
                                                                                                   Accumulated      Stock
                                                                          Additional                  Other      Subject to
                                                                 Common    Paid-in     Retained   Comprehensive   Put/Call
                                                                  Stock    Capital     Earnings    Income, Net     Option     Total
                                                                  -----    -------     --------    -----------     ------     -----
Balance at December 31, 1997                                     15,448        317      20,658              193    (3,784)   32,832
Net income                                                                               1,467                                1,467
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $1                                                                                                     2
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $0                                                                                  -
     Net unrealized gains on securities                                                                       2
                                                                                                                          ----------
Comprehensive Income                                                                                                          1,469
                                                                                                                          ----------
Cash dividend declared                                                                    (371)                                (371)
Issuance of 300 shares in connection with stock options               1          1                                                2
                                                                 -------------------------------------------------------------------
Balance at March 31, 1998                                        15,449        318      21,754              195    (3,784)   33,932
                                                                 ===================================================================

Balance at December 31, 1998                                     15,498        293      25,964              330    (4,732)   37,353
Net income                                                                               1,891                                1,891
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $491                                                                                                 784
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $10                                                                               (15)
     Net unrealized gains on securities                                                                     769
                                                                                                                          ----------
Comprehensive Income                                                                                                          2,660
                                                                                                                          ----------
Cash dividend declared                                                                    (435)                                (435)
Issuance of 3,922 shares in connection with stock options            20         32                                               52
                                                                 -------------------------------------------------------------------
Balance at March 31, 1999                                        15,518        325      27,420            1,099    (4,732)   39,630
                                                                 ===================================================================

See accompanying notes to consolidated interim financial statements.

                           PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                      Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

    The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 1998.
    In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and Palmetto Capital, Inc., a wholly-owned subsidiary of The Bank. The Bank provides a full-range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital, Inc. also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.

3.  Summary of Significant Accounting Changes

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier adoption permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities to the available-for-sale category at fair value as allowed by SFAS No. 133. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The adoption of this standard did not have a material effect on the Company. The Company has no investments that are considered derivatives under SFAS No. 133 and does not engage in any hedging activities.

                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1998
TO MARCH 31, 1999


Year 2000 Readiness Disclosure

    Please see the Company's complete discussion of its Year 2000 readiness in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The discussion here is only an update to the year-end discussion.

    As of April 20, 1999, Business Resumption Contingency Plans have been drafted and approved by the Company's board of directors. Management believes that the most likely worst case scenario entails customers withdrawing significant amounts of cash from deposit accounts and on lines of credit as a result of fears of a Year 2000 banking crisis that would limit their access to cash. Management is currently anticipating and planning for this potential liquidity issue. Management believes the second most likely worst case scenario entails temporary interruptions of power service. Management believes the risk of this occurring is low. The contingency plans in place include using a generator to power the Company's Corporate Center, sending our customers to nearby branches where power service has not been interrupted or processing transactions manually at a branch without power. In the event such scenarios occur, they are not expected to have a material adverse impact on consolidated results of operations or financial position.

    Based on assessments completed to date and contingency plans in place, management believes Year 2000 issues, including the cost of making critical systems and equipment ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.


Assets

    Liquid assets, which include cash, federal funds sold, and investments available for sale increased by $57.5 million, or 78%, for the three-month period. This increase was due to the $66.5 million transfer of investment securities held to maturity to investment securities available for sale (see note 3 on page 6), and reduced by $9.8 million in maturities of those securities.

    Loans, net, increased by $4.8 million, or 1%, during the three-month period as a result of normal growth. The Company increased the allowance for loan losses to 1.44% from 1.39% at March 31, 1999 and 1998, respectively.

    At March 31, 1999, the Company had $3.8 million in loans held for sale with commitments to sell these loans in April and May 1999. The mortgage servicing rights ("MSRs") related to the mortgage servicing department's activities were $1.2 million at March 31, 1999, which represents their fair value. Loans serviced for the benefit of others amounted to $138.2 million at March 31, 1999.

    Other assets increased by $2.7 million, or 27%, due to normal growth, offset by amortization of intangibles and various prepaids.


Liabilities and Shareholders' Equity

    Deposit balances increased by less than 1% during the three-month period, from $499.7 million to $500.6 million. The increase was due to normal growth.

    Securities sold under agreements to repurchase decreased by $8.0 million, or 37%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $3.7 million, or 34%. These changes are the result of normal fluctuations in the accounts.

    Total shareholders equity increased by $2.3 million, or 6%, for the three-month period as a result of comprehensive income of $2.7 million, less dividends paid of $435,000.

    The stock in the Company's Employee Stock Ownership Plan ("ESOP") has a put and a call feature if the stock is not "readily tradable on an established market." A 1995 private letter ruling by the IRS clarified that such term means listed on a national securities exchange. Since the Company's stock is not listed on a national securities exchange, the shares distributed in 1998 are subject to the put/call feature. Accordingly, 270,384 shares are recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The most recent valuation dated April 2, 1998, values the stock at $17.50 per share. The Company's Board of Directors voted to terminate the ESOP effective February 28, 1997. The shares distributed in 1998 due to the termination of the ESOP will be subject to the put/call until June 29, 1999.


Liquidity

    The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% and 25%. At March 31, 1999, the Company's liquidity ratio was 19.06%.

The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.14 per share in dividends so far in 1999. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to the Company are guidelines established by regulatory authorities for capital to asset ratios. The Bank's current primary capital ratio is 8.47%. At March 31, 1999, the Bank had $8.6 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.

Capital Resources

    As of March 31, 1999, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

----------------------------------------------------------------------------------------

                                                    ADEQUATELY
                                     AS OF          CAPITALIZED       WELL-CAPITALIZED
                                    3/31/99         REQUIREMENT          REQUIREMENT
----------------------------------------------------------------------------------------
Company:

   Total Risk-based Capital          10.46%            8.00%               10.00%

   Tier 1 Risk-based Capital          9.21             4.00                 6.00

   Tier 1 Leverage Ratio              6.89             4.00                 5.00


Bank:

   Total Risk-based Capital          10.44             8.00                 10.00

   Tier 1 Risk-based Capital          9.19             4.00                 6.00

   Tier 1 Leverage Ratio              6.88             4.00                 5.00

----------------------------------------------------------------------------------------


    Because the Bank's total risk-based capital ratio is 10.44%, the Company is defined to be "well- capitalized" under currently applicable regulatory guidelines.


Accounting and Reporting Matters

    The Financial Accounting Standards Board has not released any accounting pronouncements that have not been adopted and that affect the Company or the Bank.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


    Net income for the three months ended March 31, 1999 was $1.9 million, an increase of 29% from the $1.5 million reported for the same period in 1998. Net income per common share-basic, not subject to put/call, was $0.61 for the 1999 period as compared with $0.47 for the comparable period in 1998. Net income per common share-dilutive, not subject to put/call, was $0.60 for the 1999 period as compared with $0.47 for the comparable period in 1998.


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

    For the three-month period ended March 31, 1999, net interest income was $6.5 million, which represented a 12% increase from the same period in 1998. This increase was the result of increases in the volume of earning assets offset by a decreased average rate. Earning assets averaged $529.4 million and $477.8 million during the first quarters of 1999 and 1998, respectively. The increases in volume were due to the growth of loans compared to first quarter-end 1998. The average tax-equivalent net interest margin for the 1999 period was 5.17%, compared to 5.06% for the same period in 1998.

    Interest and fees on loans increased 7%, from $8.4 million to $8.9 million, for the 1999 three-month period compared to the corresponding period in 1998 due to increased volume offset by a decreased average rate. Interest and dividends on investment securities increased 3% for the 1999 three-month period compared to the corresponding period in 1998 due to increased volume. Interest income on federal funds sold decreased due to decreased average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.37% for the three months ended March 31, 1998 to 8.01% for the three months ended March 31, 1999. The prime interest rate remained constant at 7.75% and 8.5% for the quarters ended March 31, 1999 and 1998, respectively.

    Total interest expense decreased by 2%, from $4.1 million to $4.0 million, due to a decrease in the average cost of interest-bearing liabilities from 4.02% to 3.61% for the quarters ended March 31, 1998 and 1999, respectively, and relatively static levels of interest-bearing liabilities.


Market Risk

    Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and believes that this risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

      The Bank's goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-Liability Management ("ALM"). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk exposure and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

      Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap ("GAP") is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes that if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. However, the Company is actually able to experience a benefit from rising rates in the short term because deposit rates generally do not follow the national money market, but are instead controlled by the local market. Loans do follow the money market, so when rates increase they reprice immediately, but the Company is able to manage the deposit side. The Company generally does not raise deposit rates as fast or as much as loan rates. The Company also has the ability to manage its funding costs by choosing alternative sources of funds.

      The Company's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Company's net interest margin would benefit. However, competitive pressures in the local market may not allow the Company to lower rates on deposits, but may force the Company to lower rates on loans.

      Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point shock over twelve months. The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates which might adversely affect its net interest margin. The Company does not feel that the market risk to the Company has changed significantly since December 31, 1998.


Provision for Loan Losses

      The provision for loan losses was $491,000 and $390,000 for the three months ended March 31, 1999 and 1998, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs and recoveries. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $1,292,000 and $870,000 at March 31, 1999 and 1998, respectively. The annualized net charge-off ratio has increased from 0.27% at March 31, 1998 to 0.32% at March 31, 1999. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.


Non-interest Income

      Total non-interest income increased by $257,000, or 17%, for the three months ended March 31, 1999, as compared to the same period in 1998. The largest portion of this increase can be attributed to other income, which increased by $141,000, or 42%, during the 1999 period compared to the same period in 1998 due primarily to ATM fee income. This income is due to the fact that the Bank is charging $1.00 per foreign transaction. The Bank began charging this fee in June 1998.

      The second largest contributor to the increase in non-interest income is fees for trust services, which increased $59,000, or 18%, due to new business and increased assets under management. At March 31, 1999, assets under management amounted to $193,955,000 compared to $181,192,000 at March 31, 1998, a 7% increase.


Non-interest Expenses

      Total non-interest expenses increased by $226,000, or 5%, during the 1999 three-month period compared to the same period in 1998. The largest contributor to non-interest expense was other expense, which increased $112,000, or 13%, due to increased expenses related to outside management consultants, credit card processing, armored car couriers and miscellaneous loan expense. These increases were due to increased fees and/or increased activity in these areas. The other categories within total non-interest expense increased due to normal growth and activity.

Income Taxes

      The Company incurred income tax expense of $836,000 for the 1999 three-month period compared to $629,000 for the same period in 1998 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 30%.


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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held April 20, 1999, the following persons were elected as directors with the votes indicated:

                                            FOR                  AGAINST
                                            ---                  -------
      John T. Gramling, II                  2,732,672 shares     156,878 shares
      James M. Shoemaker, Jr.               2,734,923 shares     157,003 shares
      Paul W. Stringer                      2,732,972 shares     156,578 shares
      Edward K. Snead                       2,598,108 shares     291,442 shares

      Also at this Annual Meeting, the shareholders voted to amend the Company's articles of incorporation to establish relevant factors for the board in its consideration of a proposed business combination. This proposal amends the Company's Articles of Incorporation to provide that in evaluating any third party tender offer or offer regarding a potential merger, consolidation, share exchange or disposition of substantially all of the Company's assets, the Board is explicitly authorized to consider antitrust and other regulatory issues; the reputation and business practices of the offeror as they would affect the employees and customers of the Company; and the impact on the employees and customers of the Company and its subsidiaries and on the community that they serve. The vote was as follows:

      FOR                           AGAINST               ABSTAINED
      ---                           -------               ---------
      2,335,667 shares              468,521 shares        39,102 shares

      Also at the Annual Meeting, the shareholders voted to amend the Company's articles of incorporation regarding the removal of directors. This proposal amends the articles to provide that no director could be removed from office prior to the expiration of such director's term of office except for cause. The vote was as follows:

      FOR                           AGAINST               ABSTAINED
      ---                           -------               ---------
      2,522,786 shares              316,302 shares        3,702 shares

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit No.          Description

        3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

        3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                             Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

        3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

        3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

        3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996.

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

        3.2.3                Amendment to By-Laws dated January 19, 1999:
                             Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999.

        4.1.1                Articles of Incorporation of the Registrant:
                             Included in Exhibits 3.1.1 -- .5

        4.2                  Bylaws of the Registrant: Included in Exhibits
                             3.2.1 -- .2.

        4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

        4.4 Palmetto Bancshares, Inc. 1998 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

        27.1*                Financial Data Schedule

        * Filed herewith.


(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

 /s/ L. Leon Patterson
 -------------------------------------------
 L. Leon Patterson
 Chairman and Chief Executive Officer


 /s/ Paul W. Stringer
 -------------------------------------------
 Paul W. Stringer
 President and Chief Operating Officer
(Chief Accounting Officer)

Date:  May 11, 1999

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

        3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996.

        3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

        3.2.2                Amendment to By-Laws dated April 12, 1994:
                             Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997

        3.2.3                Amendment to By-Laws dated January 19, 1999:
                             Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999

        4.1.1                Articles of Incorporation of the Registrant:
                             Included in Exhibits 3.1.1 -- .5

        4.2                  Bylaws of the Registrant: Included in Exhibits
                             3.2.1 -- .2.

        4.3 Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

        4.4 Palmetto Bancshares, Inc. 1998 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998

        27.1*                Financial Data Schedule

        * Filed herewith.