Form 10-Q
period 1999-06-30
PALMETTO BANCSHARES INC
filed 1999-08-12
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

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

                                 (864) 984-4551
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


           Class                                 Outstanding at August 9, 1999
-----------------------------                   -------------------------------
Common stock, $5.00 par value                             3,104,117

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
               For the Quarter and Six Months Ended June 30, 1999


                     INDEX                                Page No.
                     -----                                --------

PART I - FINANCIAL INFORMATION
------------------------------

Consolidated Balance Sheets at June 30, 1999 and

December 31, 1998                                              1



Consolidated Income Statements for the Three Months

Ended June 30, 1999 and 1998                                   2


Consolidated Income Statements for the Six Months

Ended June 30, 1999 and 1998                                   3



Consolidated Statements of Cash Flows for

the Six Months Ended June 30, 1999 and 1998                  4-5



Consolidated Statements of Changes in Shareholders' Equity

and Comprehensive Income for the Six Months Ended

June 30, 1999 and 1998                                         6



Notes to Consolidated Interim Financial Statements        7 - 8



Management's Discussion and Analysis of

Financial Condition and Results of Operations             8 - 17



PART II - OTHER INFORMATION                                18-19
---------------------------

SIGNATURES                                                    20
----------

                            PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                          (Dollars in thousands, except per share data)

                                                            June 30, 1999   December 31, 1998
                                                            ---------------------------------
Assets                                                       (unaudited)
Cash and due from banks                                         $35,034           $27,929
Federal funds sold                                                3,212               110
Federal Home Loan Bank stock, at cost                             1,733             1,541
Investment securities held to maturity (market values of $0
     and $68,737 in 1999 and 1998, respectively)                      -            66,455
Investment securities available for sale (amortized cost of
     $106,663 and $45,551, in 1999 and 1998, respectively)      105,299            46,087
Loans held for sale                                               3,084             2,122
Loans                                                           427,928           413,266
     Less allowance for loan losses                              (6,112)           (5,795)
                                                            ----------------------------------
          Loans, net                                            421,816           407,471

Premises and equipment, net                                      15,133            14,347
Accrued interest                                                  4,592             4,499
Other assets                                                      7,242             6,839
                                                            ----------------------------------
          Total assets                                         $597,145          $577,400
                                                            ==================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                        86,748            83,788
     Interest-bearing                                           434,036           415,885
                                                            ----------------------------------
          Total deposits                                        520,784           499,673

Securities sold under agreements to repurchase                   14,244            21,630
Commercial paper (Master note)                                   14,985            10,859
Other liabilities                                                 3,148             3,153
                                                            ----------------------------------
          Total liabilities                                     553,161           535,315
                                                            ----------------------------------

Common stock subject to put/call option (ESOP)                        -             4,732

Shareholders' Equity:
Common stock-$5.00 par value. Authorized 10,000,000 shares;
   3,104,117 issued and outstanding in 1999; and
   3,099,695 issued and outstanding in 1998                      15,520            15,498
Capital surplus                                                     332               293
Retained earnings                                                28,971            25,964
Accumulated other comprehensive income                             (839)              330
Common stock subject to put/call option, 270,384 common
     shares at $17.50 per share in 1998 (ESOP)                        -            (4,732)
                                                            ----------------------------------
          Total shareholders' equity                             43,984            37,353
                                                            ----------------------------------

          Total liabilities and shareholders' equity           $597,145          $577,400
                                                            ==================================

See accompanying notes to consolidated interim financial statements.

                            PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Income Statements (Unaudited)
                            Three Months Ended June 30, 1999 and 1998
                          (Dollars in thousands, except per share data)

                                                                 1999           1998
                                                            -------------------------------
Interest income:
  Interest and fees on loans                                     $9,083            $8,580
  Interest and dividends on investment securities available
     for sale:
     U.S. Treasury and U.S. Government agencies                     200               198
     State and municipal                                            856               117
     Mortgage-backed securities                                     358                59
  Interest and dividends on investment securities held to
     maturity:
     U.S. Treasury and U.S. Government agencies                       -               253
     State and municipal                                              -               486
     Mortgage-backed securities                                       -               367
  Interest on federal funds sold                                     76                71
  Dividends on FHLB stock                                            34                29
                                                            -------------------------------
          Total interest income                                  10,607            10,160
                                                            -------------------------------

Interest expense:
  Interest on deposits                                            3,683             3,757
  Interest on securities sold under agreements to repurchase        116               179
  Interest on federal funds purchased                                16                13
  Interest on commercial paper (Master note)                        114               124
                                                            -------------------------------
          Total interest expense                                  3,929             4,073
                                                            -------------------------------

          Net interest income                                     6,678             6,087
Provision for loan losses                                           540               452
                                                            -------------------------------
          Net interest income after provision for
             loan losses                                          6,138             5,635
Non-interest income:
  Service charges on deposit accounts                               946               855
  Fees for trust services                                           434               335
  Other income                                                      597               430
                                                            -------------------------------
          Total non-interest income                               1,977             1,620

Non-interest expenses:
  Salaries and other personnel                                    2,445             2,452
  Net occupancy                                                     452               421
  Furniture and equipment                                           518               439
  FDIC assessment                                                    52                48
  Postage and supplies                                              283               273
  Marketing and advertising                                         179               187
  Telephone                                                         232               144
  Other expense                                                   1,042               834
                                                            -------------------------------
          Total non-interest expenses                             5,203             4,798
                                                            -------------------------------
          Income before income taxes                              2,912             2,457
                                                            -------------------------------
Income tax provision                                                896               764
                                                            -------------------------------

          Net income                                             $2,016            $1,693
                                                            ===============================
          Increase in fair value of ESOP stock                        -           ($1,026)
                                                            -------------------------------
          Net income on common shares not subject to
             put/call                                            $2,016              $667
                                                            ===============================
          Net income per share-basic, not subject to
             put/call                                             $0.65             $0.24
          Net income per share-dilutive, not subject to
             put/call                                             $0.63             $0.23
          Cash dividends declared per share                       $0.15             $0.12


See accompanying notes to consolidated interim financial statements.

                            PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Income Statements (Unaudited)
                          Six Months Ended June 30, 1999 and 1998
                          (Dollars in thousands, except per share data)

                                                                 1999           1998
                                                            -------------------------------
Interest income:
  Interest and fees on loans                                    $18,026           $16,934
  Interest and dividends on investment securities available
     for sale:
     U.S. Treasury and U.S. Government agencies                     440               392
     State and municipal                                          1,669               189
     Mortgage-backed securities                                     763                65
  Interest and dividends on investment securities held to
     maturity:
     U.S. Treasury and U.S. Government agencies                       -               516
     State and municipal                                              -               971
     Mortgage-backed securities                                       -               762
  Interest on federal funds sold                                    104               134
  Dividends on FHLB stock                                            65                56
                                                            -------------------------------
          Total interest income                                  21,067            20,019
                                                            -------------------------------

Interest expense:
  Interest on deposits                                            7,352             7,530
  Interest on securities sold under agreements to repurchase        274               349
  Interest on federal funds purchased                                80                38
  Interest on commercial paper (Master note)                        219               252
                                                            -------------------------------
          Total interest expense                                  7,925             8,169
                                                            -------------------------------

          Net interest income                                    13,142            11,850
Provision for loan losses                                         1,031               842
                                                            -------------------------------
          Net interest income after provision for
             loan losses                                         12,111            11,008
Non-interest income:
  Service charges on deposit accounts                             1,826             1,678
  Fees for trust services                                           828               670
  Other income                                                    1,072               764
                                                            -------------------------------
          Total non-interest income                               3,726             3,112

Non-interest expenses:
  Salaries and other personnel                                    4,886             4,861
  Net occupancy                                                     884               836
  Furniture and equipment                                           988               870
  FDIC assessment                                                   102                94
  Postage and supplies                                              557               527
  Marketing and advertising                                         415               424
  Telephone                                                         378               287
  Other expense                                                   1,988             1,668
                                                            -------------------------------
          Total non-interest expenses                            10,198             9,567
                                                            -------------------------------
          Income before income taxes                              5,639             4,553
                                                            -------------------------------
Income tax provision                                              1,732             1,393
                                                            -------------------------------

          Net income                                             $3,907            $3,160
                                                            ===============================
          Increase in fair value of ESOP stock                        -           ($1,026)
                                                            -------------------------------
          Net income on common shares not subject to
             put/call                                            $3,907            $2,134
                                                            ===============================
          Net income per share-basic, not subject to
             put/call                                             $1.26             $0.76
          Net income per share-dilutive, not subject to
             put/call                                             $1.23             $0.74
          Cash dividends declared per share                       $0.29             $0.24


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended June 30, 1999 and 1998
                             (Dollars in thousands)

                                                                 1999           1998
                                                            -------------------------------
Cash flows from operating activities:
  Net income                                                    $ 3,907           $ 3,160
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                           1,049             1,335
          Gain on sale of investment securities                     (30)                -
          Provision for loan losses                               1,031               842
          Origination of loans held for sale                    (18,956)          (20,580)
          Sale of loans held for sale                            18,134            18,743
          Loss (gain) on sale of loans                             (140)              177
          Change in accrued interest receivable                     (93)             (410)
          Change in other assets                                   (621)             (816)
          Change in other liabilities, net                          727               372
                                                            -------------------------------

                  Net cash provided by operating activities       5,008             2,823

Cash flows from investing activities:
  Purchase of investment securities held to maturity                  -            (1,559)
  Purchase of investment securities available for sale          (21,101)          (13,038)
  Proceeds from maturities of investment securities held to
     maturity                                                         -             3,000
  Proceeds from maturities of investment securities available
     for sale                                                    11,865               770
  Proceeds from sale of investment securities available for
     sale                                                        10,186               983
  Principal paydowns on mortgage-backed securities held to
     maturity                                                         -             3,857
  Principal paydowns on mortgage-backed securities available
     for sale                                                     4,394                 -
  Purchase of Federal Home Loan Bank stock                         (192)              (89)
  Net increase in loans                                         (15,376)          (20,016)
  Purchases of premises and equipment                            (1,553)           (1,745)
                                                            -------------------------------

                  Net cash used in investing activities         (11,777)          (27,837)

Cash flows from financing activities:
  Net increase in deposit accounts                               21,075            21,884
  Acquisitions of deposits, net                                       -             2,029
  Net increase (decrease) in securities sold under agreements
     to repurchase                                               (7,386)            3,242
  Net increase in commercial paper                                4,126               293
  Net decrease in federal funds purchased                             -             4,700
  Proceeds from issuance of common stock                             61                 2
  Dividends paid                                                   (900)             (742)
                                                            -------------------------------

                  Net cash provided by financing activities      16,976            31,408
                                                            -------------------------------

Net increase in cash and cash equivalents                        10,207             6,394
                                                            -------------------------------
Cash and cash equivalents at beginning of the period             28,039            25,927
                                                            -------------------------------
Cash and cash equivalents at end of the period                 $ 38,246          $ 32,321
                                                            ===============================

                                                                        (Continued)

                                       4

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Cash Flows, Continued (Unaudited)
                     Six Months Ended June 30, 1999 and 1998
                             (Dollars in thousands)

                                                                 1999           1998
                                                            -------------------------------
Supplemental Information:
Cash paid during the period for:
     Interest expense                                           $ 7,985           $ 8,234
                                                            ===============================
     Income taxes                                                 1,480             1,157
                                                            ===============================

Supplemental schedule of non-cash investing and financing
   transactions:
         Change in unrealized gain on investment securities
            available for sale                                   (1,169)               10
                                                            ===============================
         Transfer of investment securities held to maturity
            to available for sale                                66,455                 -
                                                            ===============================


See accompanying notes to consolidated interim financial statements.

                                  PALMETTO BANCSHARES, INC. AND SUBSIDIARY
       Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)
                                   Six Months Ended June 30, 1999 and 1998
                                           (Dollars in thousands)

                                                                                                      Common
                                                                                    Accumulated       Stock
                                                                                       Other        Subject to
                                                       Common  Capital  Retained    Comprehensive    Put/Call
                                                       Stock   Surplus  Earnings    Income, Net       Option      Total
                                                       -----   -------  --------    -------------   ----------    -----
Balance at December 31, 1997                          15,448     317     20,658          193          (3,784)      32,832
Net income                                                                3,160                                     3,160
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period,
          net of tax effect of $6                                                                                      10
     Less: reclassification adjustment for gains
          included in net income, net of tax effect
          of $0                                                                                                         -
     Net unrealized gains on securities                                                   10
                                                                                                                 ---------
Comprehensive income                                                                                                3,170
                                                                                                                 ---------
Cash dividend declared                                                     (742)                                     (742)
Issuance of 300 shares in connection with stock
   options                                                 1       1                                                    2
Increase in fair value of common stock subject to
   put/call option                                                                                    (1,026)      (1,026)
                                                    ----------------------------------------------------------------------
Balance at June 30, 1998                              15,449     318     23,076          203          (4,810)      34,236
                                                    ======================================================================

Balance at December 31, 1998                          15,498     293     25,964          330          (4,732)      37,353
Net income                                                                3,907                                     3,907
Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          period, net of tax effect of $721                                                                        (1,151)
     Less: reclassification adjustment for gains
          included in net income, net of tax effect
          of $12                                                                                                      (18)
     Net unrealized losses on securities                                              (1,169)
                                                                                                                 ---------
Comprehensive income                                                                                                2,738
                                                                                                                 ---------
Cash dividend declared                                                     (900)                                     (900)
Issuance of 4,422 shares in connection with stock
   options                                                22      39                                                   61
Expiration of put/call option on common stock
   subject to put/call                                                                                 4,732        4,732
                                                    ----------------------------------------------------------------------
Balance at June 30, 1999                              15,520     332     28,971         (839)              -       43,984
                                                    ======================================================================


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

   In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

   Certain amounts from December 31, 1998 have been reclassified to conform to 1999 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.

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

3.  Summary of Significant Accounting Changes
    -----------------------------------------

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities to the available-for-sale category at fair value as allowed by SFAS No. 133. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The adoption of this standard did not have a material effect on the Company. The Company has no investments that are considered derivatives under SFAS No. 133 and does not engage in any hedging activities.

4.  Common Stock Subject to Put/Call Option
    ---------------------------------------

   The stock in the Company's Employee Stock Ownership Plan ("ESOP") had a put and a call feature because the Company's stock is not listed on a national securities exchange. Accordingly, the shares that had been distributed from the ESOP were recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The Company's Board of Directors had voted to terminate the ESOP effective February 28, 1997. Per the Plan document, the shares distributed in 1998 due to the termination of the ESOP were subject to the put/call until June 29, 1999. Now that the put/call has expired, the current year balance sheet and income statements are absent the put/call effect of the ESOP. The distributed shares are now included in equity capital.


                          PALMETTO BANCSHARES, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1998
TO JUNE 30, 1999


General
-------

   In June, a definitive agreement was signed with Carolina First Bank to purchase their banking office in Abbeville, South Carolina. The Palmetto Bank will assume deposit accounts, loans and other assets at this new location. The Abbeville office strategically fits the Bank's long-term plan for the Upstate of South Carolina and will significantly complement the business it already serves there and in the adjacent Greenwood and Anderson counties. The Palmetto Bank has also recently purchased banking facilities in the Greer community. The Bank is planning on opening these two branches in the third and fourth quarters, respectively.

   On July 7, 1999, the Palmetto Bank introduced Internet banking services to its customers. Reached through the bank's web site at www.palmettobank.com, the bank's customers can now access accounts for multiple purposes in a virtual banking environment - and a secure one. Customers can obtain balances, review account histories, transfer money between accounts and even pay bills via the Internet banking service. Investment in new technology has long been a tradition with the Palmetto Bank and it is essential to remaining competitive and growing a strong customer base.

Year 2000 Readiness Disclosure
------------------------------

   Please see the Company's complete discussion of its Year 2000 readiness in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The discussion here is only an update to the year-end discussion.

   Since February, representatives from the marketing and operations departments have met with employees, general and community board members, local civic groups, customers in our retirement facilities, and even a few churches to discuss the Bank's readiness to greet the new century. More than 19 seminars have been held and have provided a platform for those attending to ask questions about the bank's readiness and contingency planning. All attendees have received Year 2000 information kits as well as other materials related to the bank's readiness.

   As of July 21, 1999, Business Resumption Contingency Plans have been drafted, approved by the Company's board of directors and tested where possible. Management believes that the most likely worst case scenario entails customers withdrawing significant amounts of cash from deposit accounts and on lines of credit as a result of fears of a Year 2000 banking crisis that would limit their access to cash. Management is currently anticipating and planning for this potential liquidity issue. Management believes the second most likely worst case scenario entails temporary interruptions of power service. Management believes the risk of this occurring is low. The contingency plans in place include using a generator to power the Company's Corporate Center, sending our customers to nearby branches where power service has not been interrupted or processing transactions manually at a branch without power. In the event such scenarios occur, they are not expected to have a material adverse impact on consolidated results of operations or financial position.

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


Assets
------

   Liquid assets, which include cash, federal funds sold, and investments available for sale increased by $69.4 million, or 94%, for the six-month period. This increase was due to the $66.5 million transfer of investment securities held to maturity to investment securities available for sale (see note 3 on page
7). The increase was also attributable to the $10.2 million increase in cash and due from banks and federal funds sold.

   Loans, net, increased by $14.3 million, or 4%, during the six-month period as a result of normal growth. The Company increased the allowance for loan losses to 1.43% from 1.39% at June 30, 1999 and 1998, respectively, due to a change in the loan mix.

   At June 30, 1999, the Company had $3.1 million in loans held for sale with commitments to sell these loans in July and August 1999. The mortgage servicing rights related to the mortgage servicing department's activities were $1.2 million at June 30, 1999, which approximates their fair value. Loans serviced for the benefit of others amounted to $140.6 million at June 30, 1999.

   Other assets increased by $403,000, or 6%, due to normal growth offset by the amortization of intangibles and various prepaids.


Liabilities and Shareholders' Equity
------------------------------------

   Deposit balances increased by 4% during the six-month period, from $499.7 million to $520.8 million. The increase was due to normal growth.

   Securities sold under agreements to repurchase decreased by $7.4 million, or 34%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $4.1 million, or 38%. These changes are the result of normal fluctuations in the accounts.

   Total shareholders equity increased by $6.6 million, or 18%, for the six-month period as a result of comprehensive income of $2.7 million, and expiration of the put/call on the ESOP of $4.7 million (see footnote 4 on pages 7-8), less dividends paid of $900,000.


Liquidity
---------

   The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% and 25%. At June 30, 1999, the Company's liquidity ratio was 19.52%.

   The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.29 per share in dividends so far in 1999. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The only restrictions on the amount of dividends available for payment to the Company are guidelines established by regulatory authorities for capital to asset ratios. The Bank's current primary capital ratio is 8.16%. At June 30, 1999, the Bank had $7.0 million of excess retained earnings available for the payment of dividends. The Bank plans to continue its quarterly dividend payout.


Capital Resources
-----------------

   As of June 30, 1999, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

-------------------------------------------------------------------------

                                          ADEQUATELY
                              AS OF       CAPITALIZED    WELL-CAPITALIZED
                             6/30/99      REQUIREMENT      REQUIREMENT
-------------------------------------------------------------------------

Company:
--------

   Total Risk-based Capital   10.67%          8.00%           10.00%

   Tier 1 Risk-based Capital   9.42           4.00             6.00

   Tier 1 Leverage Ratio       7.05           4.00             5.00

-------------------------------------------------------------------------

                                          ADEQUATELY
                              AS OF       CAPITALIZED    WELL-CAPITALIZED
                             6/30/99      REQUIREMENT      REQUIREMENT
-------------------------------------------------------------------------

Bank:
-----

   Total Risk-based Capital   10.65           8.00            10.00

   Tier 1 Risk-based Capital   9.40           4.00             6.00

   Tier 1 Leverage Ratio       7.03           4.00             5.00


-------------------------------------------------------------------------


   Because the Bank's total risk-based capital ratio is 10.65%, the Company is defined to be "well-capitalized" under currently applicable regulatory guidelines.


Accounting and Reporting Matters
--------------------------------

   The Financial Accounting Standards Board has not released any accounting pronouncements that have not been adopted and that affect the Company or the Bank.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


     Net income for the three months ended June 30, 1999 was $2.0 million, an increase of 19% from the $1.7 million reported for the same period in 1998. Net income per common share-basic was $0.65 for the 1999 period as compared with $0.24 for the comparable period in 1998. Net income per common share-dilutive was $0.63 for the 1999 period as compared with $0.23 for the comparable period in 1998. The reason that net income per share-basic increased 171% in 1999 versus 1998 even though net income increased only 19% is because there is no adjustment to net income for the ESOP valuation in 1999 because the put/call on the ESOP stock expired in 1999.


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

   For the three-month period ended June 30, 1999, net interest income was $6.7 million, which represented a 10% increase from the same period in 1998. This increase was the result of increases in the volume of earning assets as well as an increased average rate. Earning assets averaged $544.1 million and $494.8 million during the second quarters of 1999 and 1998, respectively. The increases in volume were due to the growth of loans compared to second quarter-end 1998. The average tax-equivalent net interest margin for the 1999 period was 5.15%, compared to 5.11% for the same period in 1998.

   Interest and fees on loans increased 6%, from $8.6 million to $9.1 million, for the 1999 three-month period compared to the corresponding period in 1998 due to increased volume offset by decreased average rate. Interest and dividends on investment securities remained constant for the 1999 three-month period compared to the corresponding period in 1998 due to maintained volume. Interest income on federal funds sold increased 1% due to increased average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans and investment securities, decreased from 8.24% for the three months ended June 30, 1998 to 7.82% for the three months ended June 30, 1999.

   Total interest expense decreased by 4%, from $4.1 million to $3.9 million, due to a decrease in the average cost of interest-bearing liabilities from 3.85% for the quarter ended June 30, 1998 to 3.47% for the quarter ended June 30, 1999.


Market Risk
-----------

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


Provision for Loan Losses
-------------------------

     The provision for loan losses was $540,000 and $452,000 for the three months ended June 30, 1999 and 1998, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $1,763,000 and $1,664,000 at June 30, 1999 and 1998, respectively. The annualized net charge-off ratio has increased from 0.32% at June 30, 1998 to 0.34% at June 30, 1999. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Non-interest Income
-------------------

     Total non-interest income increased by $357,000, or 22%, for the three months ended June 30, 1999, as compared to the same period in 1998. The largest portion of this increase can be attributed to other income, which increased by $167,000, or 39%, during the 1999 period compared to the same period in 1998 due primarily to ATM fee income. This income has increased $93,000 due to the fact that the Bank is charging $1.00 per foreign transaction. The Bank began charging this fee in June 1998.

     The second largest contributor to the increase in non-interest income is fees for trust services, which increased $99,000, or 30%, due to a new fee structure, new business and increased assets under management. At June 30, 1999, assets under management amounted to $209,828,000 compared to $183,026,000 at June 30, 1998, a 15% increase.


Non-interest Expenses
---------------------

     Total non-interest expenses increased by $405,000, or 8%, during the 1999 three-month period compared to the same period in 1998. The largest contributor to non-interest expense was other expense, which increased $208,000, or 25%, due to increased expenses related to outside management consultants, credit card processing, armored car couriers and miscellaneous loan expense. These increases were due to increased fees and/or increased activity in these areas.

     The second largest contributor to the increase in total non-interest expense is telephone expense which increased $88,000, or 61%, due to increased telephone usage related to the Local Area Network/Wide Area Network (LAN/WAN) now installed at the branches and departments at the Bank. These networks allow for better communication among employees via email, standard software usage among employees and Internet access. This equipment is necessary for the Bank to offer Internet banking to its customers. Internet banking usage has also contributed to the increase in telephone expense.

     The other categories within total non-interest expense increased due to normal growth and activity.


Income Taxes
------------

     The Company incurred income tax expense of $896,000 for the 1999 three-month period compared to $764,000 for the same period in 1998 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 30%.


Net Income Per Share
--------------------

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three-months ended June 30, 1999 and 1998:

                                               Income       Shares     Per-Share
     1999                                    (Numerator) (Denominator)   Amount
     ----                                    -----------------------------------
     Basic EPS:
     ----------
     Income available to common
       stockholders                            $2,016    3,104,046       $0.65
                                             ---------------------------------
     Effect of Dilutive Securities:
       Stock Options                               --       88,462          --
     Diluted EPS:
     ------------
     Income available to common
       stockholders plus assumed
       conversions                             $2,016    3,192,508       $0.63
                                             =================================


                                               Income       Shares     Per-Share
     1998                                    (Numerator) (Denominator)   Amount
     ----                                    -----------------------------------
     Basic EPS:
     ----------
     Income available to common
       stockholders                              $667    2,815,011       $0.24
                                             -----------------------------------
     Effect of Dilutive Securities:
       Stock Options                               --       78,348          --
     Diluted EPS:
     ------------
     Income available to common
       stockholders plus assumed
       conversions                               $667    2,893,359       $0.23
                                             ===================================



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net income for the six months ended June 30, 1999 was $3.9 million, an increase of 24% from the $3.2 million reported for the same period in 1998. Net income per common share-basic was $1.26 for the 1999 period as compared with $0.76 for the comparable period in 1998. Net income per common share-dilutive was $1.23 for the 1999 period as compared with $0.74 for the comparable period in 1998. The reason that net income per share-basic increased 66% in 1999 versus 1998 even though net income increased only 24% is because there is no adjustment to net income for the ESOP valuation in 1999 because the put/call on the ESOP stock expired in 1999.


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

     For the six-month period ended June 30, 1999, net interest income was $13.1 million, which represented an 11% increase from the same period in 1998. This increase was the result of increases in the volume of earning assets. Earning assets averaged $538.6 million and $486.5 million during the first six months of 1999 and 1998, respectively. The increases in volume were due to the growth of loans and investments compared to 1998. The average tax equivalent net interest margin for the 1999 period was 5.14%, compared to 5.08% for the same period in 1998.

     Interest income on loans increased 6% due to increased volume. Due to fairly constant volume in the investment security portfolio, interest income on investment securities remained static at $2.9 million during the 1999 period compared to the corresponding period in 1998. The weighted average rate (tax equivalent) on the portfolio was 6.79% and 6.96%, at June 30, 1999 and 1998, respectively. Interest income on federal funds sold decreased due to decreased average volume of federal funds sold compared to the first six months of last year. The yield on average earning assets, which includes federal funds sold, loans and investment securities, decreased from 8.30% for the six months ended June 30, 1998 to 7.89% for the six months ended June 30, 1999.

     Total interest expense decreased by 3% during the 1999 period mostly due to decreased rates on deposits at June 30, 1999, compared to June 30, 1998. Average total interest-bearing liabilities, increased by 7% from June 30, 1999 to June 30, 1998. The average rate paid on interest bearing liabilities decreased from 3.93% during the six-month period in 1998, to 3.54% during the 1999 period.

     The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. See further discussion under AComparison of the Results of Operations for the Three Months Ended June 30, 1999 and 1998" above.


Provision for Loan Losses
-------------------------

     The provision for loan losses was $1,031,000 for the six months ended June 30, 1999 compared to $842,000 for the six months ended June 30, 1998. See further discussion under AComparison of the Results of Operations for the Three Months Ended June 30, 1999 and 1998" above.


Non-interest Income
-------------------

     Total non-interest income increased by $614,000, or 20%, for the six months ended June 30, 1999, as compared to the same period in 1998. The largest contributor to this increase is ATM fee income, which increased $179,000 due to the $1.00 charge per foreign transaction the Bank began charging in June of 1998.

     The second largest contributor to this increase is fees for trust services, which increased $158,000, or 24%, due to a new fee structure, new business and increased assets under management. Assets under management were $209.8 million and $183.0 million at June 30, 1999 and 1998, respectively, representing a 15% increase.


Non-interest Expense
--------------------

     Total non-interest expenses increased by $631,000, or 7%, during the 1999 six-month period over the same period in 1998. The largest contributor to this increase is the increase in other expense which is attributable to increased expenses related to outside management consultants, credit card processing, armored car couriers and miscellaneous loan expense. These increases were due to increased fees and/or increased activity in these areas.

     The second largest increase was in furniture and equipment expense, which increased $118,000 or 24%. This increase was due to increased depreciation and miscellaneous equipment purchased related to the new LAN/WAN and Internet banking.


Income Taxes
------------

     The Company incurred income tax expense of $1.7 million for the 1999 six-month period compared to $1.4 million for the same period in 1998 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 30%.


Net Income Per Share
--------------------

The table below illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the six-months ended June 30, 1999 and 1998:

                                               Income       Shares     Per-Share
     1999                                    (Numerator) (Denominator)   Amount
     ----                                    -----------------------------------
     Basic EPS:
     ----------
     Income available to common
       stockholders                            $3,907      3,103,203      $1.26
     Effect of Dilutive Securities:
       Stock Options                               --         86,039         --
     Diluted EPS:
     ------------
     Income available to common
       stockholders plus assumed
       conversions                             $3,907      3,189,242      $1.23


                                               Income       Shares     Per-Share
     1998                                    (Numerator) (Denominator)   Amount
     ----                                    -----------------------------------
     Basic EPS:
     ----------
     Income available to common
       stockholders                            $2,134      2,814,810      $0.76
     Effect of Dilutive Securities:
       Stock Options                               --         69,776         --
     Diluted EPS:
     ------------
     Income available to common
       stockholders plus assumed
       conversions                             $2,134      2,884,586      $0.74



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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits:

      Exhibit No.       Description
      -----------       -----------

      3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

      3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

      3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

      3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

      3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996.

      3.1.6* Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: filed herewith.

      3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 1997.

      3.2.2 Amendment to By-Laws dated April 12, 1994: Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 1997.

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

      27.1*             Financial Data Schedule

      * Filed herewith.


(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/ L. Leon Patterson
------------------------------------
L. Leon Patterson
Chairman and Chief Executive Officer


/s/ Paul W. Stringer
-------------------------------------
Paul W. Stringer
President and Chief Operating Officer
(Chief Accounting Officer)

Date:  August 10, 1999

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

      3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina:
                        Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996.

      3.1.6* Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: filed herewith.

      3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 1997.

      3.2.2 Amendment to By-Laws dated April 12, 1994: Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 1997

      3.2.3             Amendment to By-Laws dated January 19, 1999:
                        Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form

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