Form 10-Q
period 1999-09-30
PALMETTO BANCSHARES INC
filed 1999-11-12
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

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
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes X   No
                                                      ----   ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                      Outstanding at November 1, 1999
     -----------------------------          -------------------------------
     Common stock, $5.00 par value                     3,107,617

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
            For the Quarter and Nine Months Ended September 30, 1999



                                INDEX                                   Page No.
                                -----                                   --------

PART I - FINANCIAL INFORMATION
------------------------------

Consolidated Balance Sheets at September 30, 1999 and

December 31, 1998                                                              1



Consolidated Income Statements for the Three Months

Ended September 30, 1999 and 1998                                              2


Consolidated Income Statements for the Nine Months

Ended September 30, 1999 and 1998                                              3



Consolidated Statements of Cash Flows for

the Nine Months Ended September 30, 1999 and 1998                            4-5



Consolidated Statements of Changes in Shareholders' Equity

and Comprehensive Income for the Nine Months Ended

September 30, 1999 and 1998                                                    6



Notes to Consolidated Interim  Financial Statements                        7 - 8



Management's Discussion and Analysis of

Financial Condition and Results of Operations                             8 - 18



PART II - OTHER INFORMATION                                                19-20
---------------------------
SIGNATURES                                                                    21
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                              September 30, 1999      December 31, 1998
                                                                              -----------------------------------------
Assets                                                                          (unaudited)

Cash and due from banks                                                          $ 34,327                   $ 27,929
Federal funds sold                                                                  1,644                        110
Federal Home Loan Bank stock, at cost                                               1,733                      1,541
Investment securities held to maturity (market values of $0
     and $68,737 in 1999 and 1998, respectively)                                        -                     66,455
Investment securities available for sale (amortized cost of $124,165
     and $45,551, in 1999 and 1998, respectively)                                 121,293                     46,087
Loans held for sale                                                                 1,273                      2,122
Loans                                                                             438,712                    413,266
     Less allowance for loan losses                                                (6,369)                    (5,795)
                                                                              ---------------------------------------
                 Loans, net                                                       432,343                    407,471

Premises and equipment, net                                                        15,697                     14,347
Accrued interest                                                                    4,551                      4,499
Other assets                                                                        9,997                      6,839
                                                                              ---------------------------------------
                 Total assets                                                   $ 622,858                  $ 577,400
                                                                              =======================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                          87,219                     83,788
     Interest-bearing                                                             445,790                    415,885
                                                                              ---------------------------------------
                 Total deposits                                                   533,009                    499,673

Securities sold under agreements to repurchase                                     16,754                     21,630
Commercial paper (Master note)                                                     16,807                     10,859
Federal funds purchased                                                             9,100                          -
Other liabilities                                                                   2,532                      3,153
                                                                              ---------------------------------------
                 Total liabilities                                                578,202                    535,315
                                                                              ---------------------------------------

Common stock subject to put/call option (ESOP)                                          -                      4,732

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   3,104,117 issued and outstanding in 1999; and
   3,099,695 issued and outstanding in 1998                                        15,520                     15,498
Capital surplus                                                                       332                        293
Retained earnings                                                                  30,570                     25,964
Accumulated other comprehensive income (loss)                                      (1,766)                       330
Common stock subject to put/call option, 270,384 common
     shares at $17.50 per share in 1998 (ESOP)                                          -                     (4,732)
                                                                              ---------------------------------------
                 Total shareholders' equity                                        44,656                     37,353
                                                                              ---------------------------------------

                 Total liabilities and shareholders' equity                     $ 622,858                  $ 577,400
                                                                              =======================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                 Three Months Ended September 30, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                                                     1999                       1998
                                                                                --------------------------------------
Interest income:
  Interest and fees on loans                                                       $ 9,282                    $ 8,656
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                        261                        180
     State and municipal                                                               882                        165
     Mortgage-backed securities                                                        398                        100
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                                          -                        226
     State and municipal                                                                 -                        498
     Mortgage-backed securities                                                          -                        340
  Interest on federal funds sold                                                       120                         54
  Dividends on FHLB stock                                                               36                         31
                                                                                --------------------------------------
                 Total interest income                                              10,979                     10,250
                                                                                --------------------------------------

Interest expense:
  Interest on deposits                                                               3,807                      3,833
  Interest on securities sold under agreements to repurchase                           153                        175
  Interest on federal funds purchased                                                   20                         21
  Interest on commercial paper (Master note)                                           150                        143
                                                                                --------------------------------------
                 Total interest expense                                              4,130                      4,172
                                                                                --------------------------------------

                 Net interest income                                                 6,849                      6,078
Provision for loan losses                                                              741                        570
                                                                                --------------------------------------
                 Net interest income after provision for
                    loan losses                                                      6,108                      5,508
Non-interest income:
  Service charges on deposit accounts                                                1,004                        867
  Fees for trust services                                                              622                        335
  Other income                                                                         566                        463
                                                                                --------------------------------------
                 Total non-interest income                                           2,192                      1,665

Non-interest expense:
  Salaries and other personnel                                                       2,609                      2,292
  Net occupancy                                                                        523                        461
  Furniture and equipment                                                              531                        453
  FDIC assessment                                                                       15                         54
  Postage and supplies                                                                 253                        266
  Marketing and advertising                                                            130                        105
  Telephone                                                                            210                        163
  Other expense                                                                      1,035                        900
                                                                                --------------------------------------
                 Total non-interest expense                                          5,306                      4,694
                                                                                --------------------------------------
                 Income before income taxes                                          2,994                      2,479
                                                                                --------------------------------------
Income tax provision                                                                   897                        755
                                                                                --------------------------------------

                 Net income                                                        $ 2,097                    $ 1,724
                                                                                ======================================
                 Decrease in fair value of ESOP stock                                    -                         75
                                                                                --------------------------------------
                 Net income on common shares not subject to put/call               $ 2,097                    $ 1,799
                                                                                ======================================
                 Net income per share-basic, not subject to put/call                $ 0.68                     $ 0.56
                 Net income per share-dilutive, not subject to put/call             $ 0.66                     $ 0.54
                 Cash dividends declared per share                                  $ 0.16                     $ 0.13

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
                 Nine Months Ended September 30, 1999 and 1998
                 (Dollars in thousands, except per share data)

                                                                                   1999                        1998
                                                                              ---------------------------------------

Interest income:
  Interest and fees on loans                                                    $ 27,308                   $ 25,590
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                      701                        572
     State and municipal                                                           2,551                        354
     Mortgage-backed securities                                                    1,161                        165
  Interest and dividends on investment securities held to maturity:
     U.S. Treasury and U.S. Government agencies                                        -                        742
     State and municipal                                                               -                      1,469
     Mortgage-backed securities                                                        -                      1,102
  Interest on federal funds sold                                                     224                        188
  Dividends on FHLB stock                                                            101                         87
                                                                             ---------------------------------------
                 Total interest income                                            32,046                     30,269
                                                                             ---------------------------------------

Interest expense:
  Interest on deposits                                                            11,159                     11,363
  Interest on securities sold under agreements to repurchase                         427                        524
  Interest on federal funds purchased                                                100                         59
  Interest on commercial paper (Master note)                                         369                        395
                                                                             ---------------------------------------
                 Total interest expense                                           12,055                     12,341
                                                                             ---------------------------------------

                 Net interest income                                              19,991                     17,928
Provision for loan losses                                                          1,772                      1,412
                                                                             ---------------------------------------
                 Net interest income after provision for
                    loan losses                                                   18,219                     16,516
Non-interest income:
  Service charges on deposit accounts                                              2,830                      2,545
  Fees for trust services                                                          1,450                      1,005
  Other income                                                                     1,638                      1,227
                                                                             ---------------------------------------
                 Total non-interest income                                         5,918                      4,777

Non-interest expense:
  Salaries and other personnel                                                     7,495                      7,153
  Net occupancy                                                                    1,407                      1,297
  Furniture and equipment                                                          1,519                      1,323
  FDIC assessment                                                                    117                        148
  Postage and supplies                                                               810                        793
  Marketing and advertising                                                          545                        529
  Telephone                                                                          588                        450
  Other expense                                                                    3,023                      2,568
                                                                             ---------------------------------------
                 Total non-interest expense                                       15,504                     14,261
                                                                             ---------------------------------------
                 Income before income taxes                                        8,633                      7,032
                                                                             ---------------------------------------
Income tax provision                                                               2,629                      2,148
                                                                             ---------------------------------------

                 Net income                                                      $ 6,004                    $ 4,884
                                                                             =======================================
                 Increase in fair value of ESOP stock                                  -                       (950)
                                                                             =======================================
                 Net income on common shares not subject to put/call             $ 6,004                    $ 3,934
                                                                             =======================================
                 Net income per share-basic, not subject to put/call              $ 1.93                     $ 1.40
                 Net income per share-dilutive, not subject to put/call           $ 1.88                     $ 1.36
                 Cash dividends declared per share                                $ 0.45                     $ 0.37

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in thousands)

                                                                                      1999                        1998
                                                                                ---------------------------------------
Cash flows from operating activities:
  Net income                                                                        $ 6,004                    $ 4,884
  Adjustments to reconcile net income to net cash
     provided by operating activities:
                 Depreciation and amortization                                        1,925                      2,026
                 Gain on sale of investment securities                                  (30)                      (141)
                 Provision for loan losses                                            1,772                      1,412
                 Origination of loans held for sale                                 (24,658)                   (25,595)
                 Sale of loans held for sale                                         25,713                     24,314
                 Gain on sale of loans                                                 (206)                      (217)
                 Change in accrued interest receivable                                  (52)                       (93)
                 Change in other assets                                              (2,347)                    (2,067)
                 Change in other liabilities, net                                       691                        677
                                                                                ---------------------------------------

                                 Net cash provided by operating activities            8,812                      5,200

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                      -                     (1,559)
  Purchase of investment securities available for sale                              (40,244)                   (21,446)
  Proceeds from maturities of investment securities held to maturity                      -                      4,000
  Proceeds from maturities of investment securities available for sale               11,865                      1,030
  Proceeds from sale of investment securities available for sale                     10,186                      8,584
  Principal paydowns on mortgage-backed securities held to maturity                       -                      6,229
  Principal paydowns on mortgage-backed securities available for sale                 6,020                        349
  Purchase of Federal Home Loan Bank stock                                             (192)                       (89)
  Net increase in loans                                                             (26,644)                   (31,571)
  Purchases of premises and equipment                                                (2,526)                    (2,131)
                                                                                ---------------------------------------

                                 Net cash used in investing activities              (41,535)                   (36,604)

Cash flows from financing activities:
  Net increase in deposit accounts                                                   19,184                     24,663
  Acquisitions of deposits, net                                                      12,636                      2,029
  Net increase (decrease) in securities sold under agreements
     to repurchase                                                                   (4,876)                     1,293
  Net increase in commercial paper                                                    5,948                      1,909
  Net increase in federal funds purchased                                             9,100                      7,325
  Proceeds from issuance of common stock                                                 61                         10
  Retirement of common stock                                                              -                        (75)
  Dividends paid                                                                     (1,398)                    (1,143)
                                                                                ---------------------------------------

                                 Net cash provided by financing activities           40,655                     36,011
                                                                                ---------------------------------------

Net increase in cash and cash equivalents                                             7,932                      4,607
                                                                                ---------------------------------------
Cash and cash equivalents at beginning of the period                                 28,039                     25,927
                                                                                ---------------------------------------
Cash and cash equivalents at end of the period                                     $ 35,971                   $ 30,534
                                                                                =======================================

                                                                     (Continued)

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Cash Flows, Continued (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in thousands)

                                                                                      1999                       1998
                                                                                ---------------------------------------
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                              $ 12,101                   $ 12,411
                                                                                =======================================
     Income taxes                                                                     2,544                      1,817
                                                                                =======================================

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain on investment securities available
       for sale                                                                      (2,096)                       211
                                                                                =======================================
    Transfer of investment securities held to maturity to available
       for sale                                                                      66,455                          -
                                                                                =======================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                        Comprehensive Income (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in thousands)

                                                                                                                 Accumulated
                                                                                                                    Other
                                                                         Common      Capital     Retained       Comprehensive
                                                                          Stock      Surplus     Earnings     Income (Loss), Net
                                                                          -----      -------     --------     ------------------
Balance at December 31, 1997                                             15,448         317       20,658                    193
Net income                                                                                         4,884
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $187
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $54
     Net unrealized gains on securities                                                                                     211

Comprehensive income

Cash dividend declared                                                                            (1,143)
Issuance of 1,300 shares in connection with stock options                     6           4
Retirement of 4,310 shares common stock                                     (21)        (54)
Increase in fair value of common stock subject to put/call option
                                                                       ===========================================================
Balance at September 30, 1998                                            15,433         267       24,399                    404
                                                                       ===========================================================

Balance at December 31, 1998                                             15,498         293       25,964                    330
Net income                                                                                         6,004
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $1,301
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $12
     Net unrealized losses on securities                                                                                 (2,096)

Comprehensive income

Cash dividend declared                                                                            (1,398)
Issuance of 4,422 shares in connection with stock options                    22          39
Expiration of put/call option on common stock subject to put/call
                                                                       ===========================================================
Balance at September 30, 1999                                            15,520         332       30,570                 (1,766)
                                                                       ===========================================================


                                                                              Common
                                                                              Stock
                                                                           Subject to
                                                                            Put/Call
                                                                             Option       Total
                                                                             ------       -----
Balance at December 31, 1997                                                 (3,784)     32,832
Net income                                                                                4,884
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $187                                                             298
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $54                                           (87)
     Net unrealized gains on securities
                                                                                       ---------
Comprehensive income                                                                      5,095
                                                                                       ---------
Cash dividend declared                                                                   (1,143)
Issuance of 1,300 shares in connection with stock options                                    10
Retirement of 4,310 shares common stock                                                     (75)
Increase in fair value of common stock subject to put/call option              (950)       (950)
                                                                      ==========================
Balance at September 30, 1998                                                (4,734)     35,769
                                                                      ==========================

Balance at December 31, 1998                                                 (4,732)     37,353
Net income                                                                                6,004
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $1,301                                                        (2,078)
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $12                                           (18)
     Net unrealized losses on securities
                                                                                       ---------
Comprehensive income                                                                      3,908
                                                                                       ---------
Cash dividend declared                                                                   (1,398)
Issuance of 4,422 shares in connection with stock options                                    61
Expiration of put/call option on common stock subject to put/call             4,732       4,732
                                                                      ==========================
Balance at September 30, 1999                                                     -      44,656
                                                                      ==========================


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 1998.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.
     Certain amounts from December 31, 1998 have been reclassified to conform to 1999 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.

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

4.  Common Stock Subject to Put/Call Option

     The stock in the Company's Employee Stock Ownership Plan ("ESOP") had a put and a call feature because the Company's stock is not listed on a national securities exchange. Accordingly, the shares that had been distributed from the ESOP were recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The Company's Board of Directors had voted to terminate the ESOP effective February 28, 1997. Per the Plan document, the shares distributed in 1998 due to the termination of the ESOP were subject to the put/call until June 29, 1999. Now that the put/call has expired, the current year balance sheet and income statements are absent the put/call effect of the ESOP. The distributed shares are now included in shareholders' equity.


                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1998
TO SEPTEMBER 30, 1999


General
-------

     On September 14, 1999, the Palmetto Bank opened its 27th office in Abbeville, South Carolina. This retail location was acquired from Carolina First and added approximately $14 million in deposits and $1.8 million in loans to the Bank's balance sheet. The Bank plans on opening its 28th office in Greer before year-end.

     On July 7, 1999, the Bank introduced Internet banking services to its customers. Reached through the bank's web site at www.palmettobank.com, the bank's customers can now access accounts for multiple purposes in a virtual banking environment - and a secure one. Customers can obtain balances, review account histories, transfer money between accounts and even pay bills via the Internet banking service. Investment in new technology has long been a tradition with the Palmetto Bank and it is essential to remaining competitive and growing a strong customer base.

Year 2000 Readiness Disclosure
------------------------------

     Please see the Company's complete discussion of its Year 2000 readiness in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The discussion here is only an update to the year-end discussion.

     Since February, representatives from the marketing and operations departments have met with employees, general and community board members, local civic groups, customers in our retirement facilities, and even a few churches to discuss the Bank's readiness to greet the new century. More than 21 seminars have been held and have provided a platform for those attending to ask questions about the bank's readiness and contingency planning. All attendees have received Year 2000 information kits as well as other materials related to the bank's readiness.

     As of July 21, 1999, Business Resumption Contingency Plans have been drafted, approved by the Company's board of directors and tested where possible. Management believes that the most likely worst case scenario entails customers withdrawing significant amounts of cash from deposit accounts and on lines of credit as a result of fears of a Year 2000 banking crisis that would limit their access to cash. Management is currently anticipating and planning for this potential liquidity issue. Management believes the second most likely worst case scenario entails temporary interruptions of power service. Management believes the risk of this occurring is low. The contingency plans in place include using a generator to power the Company's Corporate Center, sending our customers to nearby branches where power service has not been interrupted or processing transactions manually at a branch without power. In the event such scenarios occur, the adverse impact on net income could possibly be as much as 1% and deposits could be reduced by as much as 3%.

     Based on assessments completed to date and contingency plans in place, management believes Year 2000 issues, including the cost of making critical systems and equipment ready, will not have a material adverse effect on the Company's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Company's internal systems, or the internal systems of external parties (i.e., the Federal Reserve system), fail to achieve Year 2000 readiness in a timely manner, the Company's business, consolidated results of operations or financial condition could be adversely affected.


Assets
------

     Liquid assets, which include cash, federal funds sold, and investments available for sale increased by $83.1 million, or 112%, for the nine-month period. This increase was due to the $66.5 million transfer of investment securities held to maturity to investment securities available for sale (see note 3 on page 7). Investment securities available for sale also increased due to $40.2 million in purchases offset by $22.1 million in maturities and sales and $6.0 million in principal paydowns. The increase in liquid assets was also attributable to the $6.4 million increase in cash and due from banks and the $1.5 million increase in federal funds sold.

     Loans, net, increased by $24.9 million, or 6%, during the nine-month period as a result of normal growth. The Company increased the allowance for loan losses to 1.45% from 1.40% at September 30, 1999 and 1998, respectively, due to a change in the loan mix shifting towards a higher concentration of commercial loans which are inherently more risky.

     At September 30, 1999, the Company had $1.3 million in loans held for sale with commitments to sell these loans in October and November 1999. The mortgage servicing rights related to the mortgage servicing department's activities were $1.2 million at September 30, 1999, which approximates their fair value. Loans serviced for the benefit of others amounted to $141.2 million at September 30, 1999.

     Other assets increased by $3.2 million, or 46%, due to the $1.3 million increase in the deferred tax benefit related to the unrealized loss on the investment securities available for sale and the $1.4 million addition of goodwill related to the Abbeville branch purchase. The remainder of the increase is due to normal growth offset by the amortization of intangibles and various prepaids.

Liabilities and Shareholders' Equity
------------------------------------

     Deposit balances increased by 7% during the nine-month period, from $499.7 million to $533.0 million. The increase was due to normal growth and the acquisition of $14 million in deposits from the Abbeville branch purchase.

     Securities sold under agreements to repurchase decreased by $4.9 million, or 23%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $5.9 million, or 55%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders equity increased by $7.3 million, or 20%, for the nine-month period as a result of comprehensive income of $3.9 million, and expiration of the put/call on the ESOP of $4.7 million (see footnote 4 on pages 7-8), less dividends paid of $1.4 million.


Liquidity
---------

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% and 25%. At September 30, 1999, the Company's liquidity ratio was 18.33%. Due to the possibility of significant amounts of deposits being withdrawn from customer accounts due to customer concerns relating to the accessibility of cash over the century date change, the Bank has been buying excess cash from the Federal Reserve Bank since September and will continue to do so through year-end. If needed, alternative funding sources have been arranged through Federal Funds lines at correspondent banks, FHLB, and Federal Reserve Discount window. At September 30, 1999, the Bank has unused short-term lines of credit totaling approximately $35 million (which are withdrawable at the lender's option). At September 30, 1999, unused borrowing capacity from the FHLB totaled $48 million. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.45 per share in dividends so far in 1999. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.71%. At September 30, 1999, the Bank had $3.2 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payout.

Capital Resources
-----------------

     As of September 30, 1999, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

--------------------------------- --------- ----------------- ------------------

                                                ADEQUATELY
                                    AS OF      CAPITALIZED      WELL-CAPITALIZED
                                   9/30/99     REQUIREMENT         REQUIREMENT
--------------------------------- --------- ----------------- ------------------

Company:

   Total Risk-based Capital        10.73%         8.00%              10.00%

   Tier 1 Risk-based Capital        9.48           4.00               6.00

   Tier 1 Leverage Ratio            7.10           4.00               5.00




Bank:

   Total Risk-based Capital         10.71          8.00               10.00

   Tier 1 Risk-based Capital        9.45           4.00               6.00

   Tier 1 Leverage Ratio            7.08           4.00               5.00

--------------------------------- --------- ----------------- ------------------


     Because the Bank's total risk-based capital ratio is 10.71%, the Company is defined to be "well-capitalized" under currently applicable regulatory guidelines.


Accounting and Reporting Matters
--------------------------------

     The Financial Accounting Standards Board has not released any accounting pronouncements that have not been adopted and that affect the Company or the Bank.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


       Net income for the three months ended September 30, 1999 was $2.1 million, an increase of 22% from the $1.7 million reported for the same period in 1998. Net income per common share-basic was $0.68 for the 1999 period as compared with $0.56 for the comparable period in 1998. Net income per common share-dilutive was $0.66 for the 1999 period as compared with $0.54 for the comparable period in 1998.


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

     For the three-month period ended September 30, 1999, net interest income was $6.8 million, which represented a 13% increase from the same period in 1998. This increase was the result of increases in the volume of earning assets as well as an increased average rate. Earning assets averaged $556.9 million and $501.9 million during the third quarters of 1999 and 1998, respectively. The increases in volume were due to the growth of loans compared to third quarter-end 1998. The average tax-equivalent net interest margin for the 1999 period was 5.03%, compared to 4.99% for the same period in 1998.

     Interest and fees on loans increased 7%, from $8.7 million to $9.3 million, for the 1999 three-month period compared to the corresponding period in 1998 due to increased volume offset by decreased rates. Interest and dividends on investment securities remained constant for the 1999 three-month period compared to the corresponding period in 1998 due to increased volume offset by decreased rates. Interest income on federal funds sold increased $66,000 due to increased average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, decreased from 8.10% for the three months ended September 30, 1998 to 7.82% for the three months ended September 30, 1999.

     Total interest expense decreased by 1%, from $4.2 million to $4.1 million, due to a decrease in the average cost of interest-bearing liabilities from 3.87% for the quarter ended September 30, 1998 to 3.49% for the quarter ended September 30, 1999.


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

Provision for Loan Losses
-------------------------

       The provision for loan losses increased to $741,000 from $570,000 for the three months ended September 30, 1999 and 1998, respectively, due to a change in the loan mix shifting towards a higher concentration of commercial loans which are inherently more risky. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $1,915,000 and $1,917,000 at September 30, 1999 and 1998, respectively. The annualized net charge-off ratio has increased from 0.34% at September 30, 1998 to 0.38% at September 30, 1999. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.


Non-interest Income
-------------------

       Total non-interest income increased by $527,000, or 32%, for the three months ended September 30, 1999, as compared to the same period in 1998. The largest portion of this increase can be attributed to fees for trust services, which increased by $287,000 or 86% due to a new fee structure, new business and increased assets under management. At September 30, 1999, assets under management amounted to $203.5 million compared to $182.0 million at September 30, 1998, a 12% increase.

       Another contributor to the increase is other income, which increased by $103,000, or 22%, during the 1999 period compared to the same period in 1998 due primarily to the fact that the Bank is charging $1.00 per non-customer ATM transaction. The Bank began charging this fee in June 1998.


Non-interest Expense
--------------------

       Total non-interest expense increased by $612,000, or 13%, during the 1999 three-month period compared to the same period in 1998. The largest contributor to non-interest expense was salaries and other personnel expense, which increased $317,000 or 14% due to normal raises, and new employees related to growth and branch acquisitions. The number of full-time equivalent employees was 322 and 303 at September 30, 1999 and 1998, respectively.

       The second biggest contributor is other expense, which increased $135,000, or 15%, due to increased expenses related to outside management consultants, credit card processing, armored car couriers and miscellaneous loan expense. These increases were due to increased fees and activity in these areas.

Income Taxes
------------

       The Company incurred income tax expense of $897,000 for the 1999 three-month period compared to $755,000 for the same period in 1998 due to the increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 30% for both periods.


Net Income Per Share
--------------------

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three-months ended September 30, 1999 and 1998 (dollars in thousands except per share numbers):

                                                                  Income             Shares           Per-Share
       1999                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------
       Income available to common stockholders                   $2,097             3,104,117           $0.68
                                                                 --------------------------------------------
       Effect of Dilutive Securities: Stock Options                  --                93,943           --
       Diluted EPS:
       ----------

       Income available to common stockholders
           plus assumed conversions                              $2,097             3,198,060           $0.66
                                                                 ============================================


                                                                  Income             Shares           Per-Share
       1998                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------
       Income available to common stockholders                   $1,724             3,089,396           $0.56
                                                                 --------------------------------------------
       Effect of Dilutive Securities: Stock Options                  --                80,616           --
       Diluted EPS:
       ----------

       Income available to common stockholders
           plus assumed conversions                              $1,724             3,170,012           $0.54
                                                                 ============================================

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

       Net income for the nine months ended September 30, 1999 was $6.0 million, an increase of 23% from the $4.9 million reported for the same period in 1998. Net income per common share-basic was $1.93 for the 1999 period as compared with $1.40 for the comparable period in 1998. Net income per common share-dilutive was $1.88 for the 1999 period as compared with $1.36 for the comparable period in 1998. The reason that net income per share-basic increased 38% in 1999 versus 1998 even though net income increased only 23% is because there is no adjustment to net income for the ESOP valuation in 1999 because the put/call on the ESOP stock expired in 1999.

Net Interest Income
-------------------

       The largest component of the Company'vs net income is the Bank's net interest income, defined as the difference between gross interest and fees on earnings assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

       For the nine-month period ended September 30, 1999, net interest income was $19.9 million, which represented an 12% increase from the same period in 1998. This increase was the result of increases in the volume of earning assets. Earning assets averaged $544.7 million and $491.7 million during the first nine months of 1999 and 1998, respectively. The increases in volume were due to the growth of loans and investments compared to 1998. The average tax equivalent net interest margin for the 1999 period was 5.13%, compared to 5.05% for the same period in 1998.

       Interest and fees on loans increased 7% due to increased volume and fees offset by decreased rates. Interest income on investment securities remained unchanged at $4.4 million during the 1999 period compared to the corresponding period in 1998 due to increased volume offset by decreased rates. The weighted average rate (tax equivalent) on the investment securities portfolio was 6.75% and 6.99%, at September 30, 1999 and 1998, respectively. Interest income on federal funds sold increased due to an increased average volume of federal funds sold compared to the first nine months of last year. The yield on average earning assets, which includes federal funds sold, loans and investment securities, decreased from 8.23% for the nine months ended September 30, 1998 to 7.87% for the nine months ended September 30, 1999.

       Total interest expense decreased by 2% during the 1999 period due to decreased rates on deposits at September 30, 1999, compared to September 30, 1998. Average total interest-bearing liabilities, increased by 9% from September 30, 1999 to September 30, 1998. The average rate paid on interest bearing liabilities decreased from 3.91% during the nine-month period in 1998, to 3.52% during the 1999 period.

       The profitability of the Bank is influenced significantly by management's ability to control the relationship between rate sensitive assets and liabilities, and the current interest rate environment. See further discussion under "Comparison of the Results of Operations for the Three Months Ended September 30, 1999 and 1998" above.


Provision for Loan Losses
-------------------------

       The provision for loan losses was $1.8 million for the nine months ended September 30, 1999 compared to $1.4 million for the nine months ended September 30, 1998, due to a change in the loan mix shifting towards a higher concentration of commercial loans which are inherently more risky. See further discussion under "Comparison of the Results of Operations for the Three Months Ended September 30, 1999 and 1998" above.

Non-interest Income
-------------------

       Total non-interest income increased by $1.1 million, or 24%, for the nine months ended September 30, 1999, as compared to the same period in 1998. The largest contributor to this increase is fees for trust services, which increased $445,000, or 44%, due to a new fee structure, new business and increased assets under management. Assets under management were $203.5 million and $182.0 million at September 30, 1999 and 1998, respectively, representing a 12% increase.

       The second largest contributor to this increase is ATM fee income, which increased $265,000 due mostly to the $1.00 charge per non-customer transaction the Bank began charging in June of 1998.


Non-interest Expense
--------------------

       Total non-interest expense increased by $1.2 million, or 9%, during the 1999 nine-month period over the same period in 1998. The largest component of non-interest expense is salaries and other personnel expense, which increased $342,000 or 5% due to normal raises, officer incentive accruals and new employees related to growth and branch acquisitions.

       The second largest component is other expense. The increase in other expense is attributable to increased expenses related to outside management consultants, credit card processing, armored car couriers and miscellaneous loan expense. These increases were due to increased fees and/or increased activity in these areas.


Income Taxes
------------

       The Company incurred income tax expense of $2.6 million for the 1999 nine-month period compared to $2.1 million for the same period in 1998 due to the increase in taxable income. This expense is based on an expected effective tax rate of approximately 30%, for both periods.


Net Income Per Share
--------------------

The table below illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the nine-months ended September 30, 1999 and 1998 (dollars in thousands except per share numbers):

                                                                  Income             Shares           Per-Share
       1999                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------
       Income available to common stockholders                   $6,004             3,103,511           $1.93
                                                                 --------------------------------------------
       Effect of Dilutive Securities: Stock Options                  --                88,722           --
       Diluted EPS:
       ----------

       Income available to common stockholders
           plus assumed conversions                              $6,004             3,192,233           $1.88
                                                                 ============================================



                                                                  Income             Shares           Per-Share
       1998                                                     (Numerator)       (Denominator)        Amount
       ----                                                     ---------------------------------------------
       Basic EPS:
       ----------

       Income available to common stockholders                   $3,934             2,814,976           $1.40
                                                                 --------------------------------------------
       Effect of Dilutive Securities: Stock Options                  --                72,791           --
       Diluted EPS:
       ----------

       Income available to common stockholders
           plus assumed conversions                              $3,934             2,887,767           $1.36
                                                                 ============================================


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

         3.1.6 Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: Incorporated by reference to
                                    Exhibit 3.1.6 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999.

         3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 1997.

         3.2.2                      Amendment to By-Laws dated April 12, 1994:
                                    Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 1997.

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

         4.1.1                      Articles of Incorporation of the Registrant:
                                    Included in Exhibits 3.1.1 -- .5

         4.2                        Bylaws of the Registrant: Included in
                                    Exhibits 3.2.1 -- .2.

         4.3                        Specimen Certificate for Common Stock:
                                    Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

         4.4 Palmetto Bancshares, Inc. 1998 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company''s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

         27.1*                      Financial Data Schedule

         * Filed herewith.


(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

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

Date:  November 2, 1999

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

         3.1.6 Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: Incorporated by reference to
                                    Exhibit 3.1.6 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999.

         3.2.1 By-Laws adopted April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 1997.

         3.2.2                      Amendment to By-Laws dated April 12, 1994:
                                    Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 1997

         3.2.3                      Amendment to By-Laws dated January 19, 1999:
                                    Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999


         4.1.1                      Articles of Incorporation of the Registrant:
                                    Included in Exhibits 3.1.1 -- .5

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