Form 10-K
period 1999-12-31
PALMETTO BANCSHARES INC
filed 2000-03-17
CIK 706874

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1999

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from                     to

                        Commission file number 0-26016

                           PALMETTO BANCSHARES, INC.

            (Exact name of registrant as specified in its charter)

            South Carolina                           74-2235055
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


                                                        29360
 301 Hillcrest Drive, Laurens, South                  (Zip Code)
               Carolina

   (Address of principal executive
               offices)
                 Registrant's telephone number--(864) 984-4551

                               palmettobank.com
                     (Registrant's subsidiary's web site)

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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 16, 2000, $124,493,066--based on the most recent sales price of $23.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,232,834-- February 16, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Company's Proxy Statement dated March 17, 2000 with respect to an Annual Meeting of Shareholders to be held April 18, 2000: Incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    Part I

 (Dollars in Thousands, except share and per share data, throughout document)

Item 1. Business

   Palmetto Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), Bancshares engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee and Abbeville counties. The Bank is a state, non-member bank that was organized and chartered under South Carolina law in 1906. There are 28 full service branch offices in addition to the headquarters located in Laurens, South Carolina.

   The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank's Dealer Finance Department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. In the later part of 1995, the Bank started a mortgage banking operation to continue to meet a broader range of its customers' financial service needs. By March 1996, this mortgage banking operation was in full operation: originating, selling, and servicing mortgage loans. Due to reorganization in the Bank's mortgage servicing department in 1997, the Bank did not actively purchase and originate loans to be sold in 1997. The Bank re-engaged in these originating and selling activities in 1998. The Bank continues to service its portfolio of loans sold.

Financial Information

   See Item 8, "Financial Statements and Supplementary Data."

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

Interstate Banking

   In 1986, South Carolina adopted legislation that permits banks and bank holding companies in certain southern states to acquire banks in South Carolina to the extent that such other states have reciprocal legislation applicable to South Carolina banks and bank holding companies. The legislation resulted in a number of the Bank's competitor banks being purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses and individuals. The Bank believes it has competed effectively in this market segment by offering quality, personalized service. It is management's intention to remain a locally based, independent, South Carolina Bank.

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

Growth

   For a discussion of growth in the current year, please see the "General" heading in Management's Discussion and Analysis, page 12.

   Management continually reviews opportunities to expand in the upstate South Carolina market that it believes to be in the best interest of the Bank and its customers.

Systems

   On July 7, 1999, the Bank introduced Internet banking services to its customers. Reached through the bank's web site at www.palmettobank.com, the Bank's customers can now access accounts for multiple purposes in a virtual banking environment--and a secure one. Customers can obtain balances, review account histories, transfer money between accounts and even pay bills via the Internet banking service. This Internet Banking System brings together a combination of industry-approved security technologies to protect data for the Bank and its customers. It features password-controlled system entry, a VeriSign-issued Digital ID for the Bank's server, Secure Sockets Layer protocol for data encryption, and a router loaded with a firewall to regulate the inflow and outflow of server traffic. Investment in new technology has long been a tradition with the Palmetto Bank and it is essential to remaining competitive and growing a strong customer base.

   The Company also installed a wide area network to enhance the Company's ability to manage its complex data communications with its branch system and user departments.

Employees

   At December 31, 1999, the Bank had 327 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

   Bancshares. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Bancshares is subject to regulation and supervision by the Federal Reserve. Under the BHCA, Bancshares' activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA also restricts the ability of Bancshares to acquire ownership or control of more than 5% of the outstanding voting stock of any bank or certain other nonbanking businesses.

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

   As a bank holding company registered under the South Carolina Bank Holding Company Act, Bancshares also is subject to regulation by the State Board of Financial Institutions ("State Board"). Bancshares must file with the State Board periodic reports with respect to its financial condition and operations, management and intercompany relationships between Bancshares and its subsidiaries.

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

 Capital Adequacy

   Bancshares. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1999, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

   The Bank. As a state-chartered, FDIC-insured institution that is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 1999, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio. For further discussion on the Bank's current capital rating, see note 17 to consolidated financial statements.

 Insurance

   As a FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the "Treasury Department").

   Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Insurance Act ("FDICIA") (see "Other Safety and Soundness Regulations--Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In

August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased the Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. During 1996, the insurance assessment for the Bank's BIF deposits was set at zero (although banks pay a $2 annual fee) due to the fact that it was "well capitalized." In 1997 and most of 1998, the Bank was "adequately capitalized," and paid insurance premiums ranging from 0.00% to 0.27% of the average assessment base. Now the Bank has returned to the "well capitalized" category and the FDIC insurance premium decreased from $206 in 1998 to $132 in 1999.

   Under the Deposit Insurance Fund Act, BIF-assessable deposits are subject to assessment for payment on the $780 million annual Financing Corporation ("FICO") bond obligation at 1/5 the rate of Savings Association Insurance Fund-assessable deposits. Accordingly, the FDIC has estimated that the annual FICO rate will be 1.30 basis points per $100 of BIF-assessable deposits in the years 1997-1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated at 2.5 basis points for banks).

 Other Safety and Soundness Regulations

   Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has
(i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a rating given to a financial institution by its primary regulator which represents a composite rating of the various areas examined: Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1);
(B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 1999, Bancshares and the Bank each currently meet the definition of well capitalized.

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

 Community Reinvestment Act

   The Bank is subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received an "outstanding" rating in its most recent evaluation dated May 3, 1999.

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

Item 2. Properties

   The corporate headquarters, the telephone banking center, and the finance, operations, data processing, trust, human resources, loan administration, internal audit and marketing departments are located in a facility at 301 Hillcrest Drive, Laurens, South Carolina ("Corporate Center"). The main office of the Bank is located in a facility at 101 West Main Street, Laurens, South Carolina, which also contains a three lane drive-in facility.

   The Bank has twenty-eight full-service branches in the Upstate region of South Carolina in the following locations: Laurens (3), Duncan, Clinton, Greenwood (2), Ninety-Six, Fountain Inn, Hodges, Mauldin, Simpsonville, Anderson (2), Greenville (5), Pendleton, Spartanburg (3), Inman, Blacksburg, Gaffney, Abbeville and Greer.

   The Bank has automatic teller machines at the following branches: Church Street (Laurens), Clinton, Montague Avenue (Greenwood), South Main (Greenwood), Ninety-Six, Abbeville, Fountain Inn, Mauldin, Simpsonville, Woodruff Road (Greenville), Haywood Road (Greenville), East North Street at Howell Road (Greenville), Grove Road (Greenville), Blackstock Road (Spartanburg), Hillcrest (Spartanburg), Duncan, Inman, Greer, Blacksburg, Gaffney, Pendleton, Anderson and North Anderson branches. The Bank also has ATM's at three non-branch locations: the Flour Daniel office complex (Greenville), the Cato Corners Shopping Center (Laurens) and the Westwood Plaza Shopping Center (Greenwood). In addition, the Bank owns five limited service branches in various retirement centers located in the Upstate region of South Carolina.

   The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $1 to $115:

  East North Street, Haywood Road, East North Street at Howell Road, Woodruff Road, Greer offices--Greenville

  Spartan Centre, Blackstock Road, Fernwood, Hillcrest offices--Spartanburg

  Gaffney office--Gaffney

  South Main Street and Ninety-Six offices--Greenwood

  North Main office--North Anderson

   Offices range in size from branch locations of approximately 800 to 10,000 square feet, to the Corporate Center location of approximately 55,000 square feet. The Corporate Center houses the corporate offices, finance department, and telephone banking center. All facilities are protected by alarm and security systems, which meet or exceed regulatory standards. Each facility is in good condition and capable of handling increased volume. All of the locations are considered suitable and adequate for their intended purposes.

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

                                    Part II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

   On December 14, 1999, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record as of January 3, 2000. All number of common shares outstanding and per share amounts contained in this report have been retroactively adjusted to give effect to the stock split.

   There is no public market for the common stock of Bancshares or the Bank. The last known selling price of Bancshares' common stock, based on information available to Bancshares' management, was $23.00 per share on February 16, 2000. As of February 16, 2000, the Company had 837 shareholders with 6,232,834 shares outstanding.

   Bancshares, or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 1999, 1998 and 1997, Bancshares paid cash dividends of $1,956 or $0.32 per share, $1,544 or $0.25 per share, and $1,165 or $0.19 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 24.24%, 22.54% and 19.66% in 1999, 1998 and 1997, respectively. Certain other information concerning dividends and historical trading prices is set forth below.

Quarterly Common Stock Data

   Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established public trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 1999, there were 826 shareholders of record.

                            Sales Prices by Quarter

   Fiscal Year 1999                                                 High   Low
   ----------------                                                ------ ------
   First Quarter.................................................. $20.00 $18.50
   Second Quarter................................................. $21.00 $20.00
   Third Quarter.................................................. $22.50 $21.00
   Fourth Quarter................................................. $22.50 $20.00

   Fiscal Year 1998
   ----------------
   First Quarter.................................................. $14.50 $14.00
   Second Quarter................................................. $17.50 $14.50
   Third Quarter.................................................. $18.50 $17.50
   Fourth Quarter................................................. $18.50 $17.50

                           Dividends Paid Per Share

   Fiscal Year 1999                        Fiscal Year 1998
   ----------------                        ----------------
   March 30.........................  $.07 March 31.......................... $.06
   June 29..........................  $.08 June 30........................... $.06
   September 30.....................  $.08 September 30...................... $.06
   December 27......................  $.09 December 28....................... $.07

   The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.64%. At December 31, 1999, the Bank had $6.8 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

Item 6. Selected Financial Data (Dollars in thousands)

                                              5 Year Summary
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
For the Year              ----------  ----------  ----------  ----------  ----------
Total interest income...  $   43,142      40,829      36,969      32,191      26,268
Total interest expense..      16,399      16,440      15,841      13,810      10,842
Net interest income.....      26,743      24,389      21,128      18,381      15,426
Provision for loan
 losses.................       2,431       1,877       1,331       1,450       1,140
Total non-interest
 income.................       8,069       6,468       5,628       5,018       4,192
Total non-interest
 expense................      21,274      19,130      17,085      15,544      13,630
Income before income
 taxes..................      11,107       9,850       8,340       6,405       4,848
Income tax provision....       3,038       3,000       2,415       1,652       1,246
Net income..............       8,069       6,850       5,925       4,753       3,602
Per Common Share (3)
Net income per share-
 basic, not subject to
 put/call...............  $     1.30        1.05        0.98        0.77        0.60
Net income per share-
 dilutive, not subject
 to put/call............        1.26        1.02        0.97        0.76        0.59
Cash dividends
 declared...............        0.32        0.25        0.19        0.14        0.11
Book value at year end
 (1)....................        7.35        6.81        6.00        5.23        4.64
Average common shares
 outstanding (1)........   6,208,750   6,178,318   6,109,754   6,015,322   6,020,640
At Year End
Total assets............  $  625,198     577,400     513,207     468,377     376,241
Investment securities...     106,772     112,542      97,731      82,447      83,404
Loans...................     445,757     413,266     367,585     332,986     255,187
Total deposits..........     537,687     499,673     449,390     412,386     329,659
Total shareholders'
 equity (2).............      45,627      42,085      36,616      31,438      27,909
Total shareholders'
 equity.................      45,627      37,353      32,832      28,124      25,138
Common shares
 outstanding............   6,226,834   6,199,390   6,179,104   6,047,682   6,029,880
Full-time equivalent
 employees..............         327         306         281         257         219
Average Balances
Assets..................  $  595,678     541,799     493,737     430,718     342,374
Investment securities...     110,546     102,635      97,136      86,655      73,395
Loans...................     430,960     390,776     350,493     301,839     230,908
Deposits................     512,405     467,749     432,031     373,244     294,608
Total shareholders'
 equity (2).............      45,094      39,552      33,858      29,131      26,142
Key Ratios (1)
Return on average
 assets.................        1.35%       1.26%       1.20%       1.10%       1.05%
Return on average
 equity.................       17.89%      17.32%      17.50%      16.32%      13.78%
Primary capital to
 assets at year end.....        8.23%       8.21%       8.06%       7.65%       8.33%
Net interest margin
 (fully tax-
 equivalent)............        5.09%       5.06%       4.80%       4.88%       5.23%
Allowance for loan
 losses to total loans..        1.43%       1.40%       1.40%       1.42%       1.45%
Nonperforming assets to
 total assets...........        0.49%       0.33%       0.25%       0.24%       0.20%
Net charge-offs to
 average loans..........        0.43%       0.32%       0.26%       0.14%       0.20%
Average equity to
 average asset ratio....        7.57%       7.30%       6.86%       6.76%       7.64%

--------

(1) These numbers are calculated using balances and shares of total common stock outstanding excluding reclassification of ESOP stock, for which Bancshares had issued a put option, totaling $4,732, and $3,784 at December 31, 1998 and 1997, respectively. This put option expired in 1999.

(2) Excluding reclassification of ESOP stock, for which Bancshares had issued a put option, totaling $4,732, and $3,784 at December 31, 1998 and 1997, respectively.

(3) Certain share and per share amounts have been retroactively restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record as of January 3, 2000.

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

General

   On September 14, 1999, the Palmetto Bank opened its 27th office in Abbeville, South Carolina. This retail location was acquired from Carolina First and added approximately $14 million in deposits and $1.8 million in loans to the Bank's balance sheet. On November 15, 1999, the Bank opened its 28th office in Greer, South Carolina.

   The Company's assets grew $47,798, or 8%, total loans grew $32,491, or 8%, and deposits grew $38,014, or 8% in 1999 as a result of expansion, acquisition and general growth in all geographic markets. In 1998, total assets grew $64,193, or 13%, total loans grew $45,681, or 12%, and deposits grew $50,283, or 11% in 1998 as a result of growth in all geographic markets.

                             Results of Operations
              Three Years Ended December 31, 1999, 1998 and 1997

   Net income for 1999 was $8,069, an increase of 18% from the $6,850 reported in 1998. Net income in 1998 increased 16% from the $5,925 reported in 1997. Net income per common share-basic, not subject to put/call was $1.30 in 1999, compared with $1.05 in 1998, and $0.98 in 1997. Net income per common share-dilutive, not subject to put/call was $1.26 in 1999, compared with $1.02 in 1998, and $0.97 in 1997. Return on average assets was 1.35% in 1999 compared with 1.26% in 1998 and 1.20% in 1997.

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

   In 1999, net interest income was $26,743, which represented a 10% increase over the $24,389 earned in 1998. This increase is due to increases in the volume of earning assets and an increase in the net interest margin. In 1998, net interest income increased $3,261 or 15%, over the $21,128 earned in 1997.

   During 1999, the average tax equivalent yield on all interest-earning assets was 8.08%, down from 8.36% and 8.29% in 1998 and 1997, respectively. The average prime interest rate was 8.00% for 1999, compared to an average prime rate of 8.25% and 8.5% for 1998 and 1997, respectively. The Bank's average effective rate paid on all interest-bearing liabilities decreased in 1999 to 3.53%, from 3.86% and 4.06% in 1998 and 1997, respectively. The Bank's net tax equivalent yield on interest-earning assets (net interest margin) was 5.09%, 5.06% and 4.80% in 1999, 1998 and 1997, respectively. The Company was able to increase its net interest margin through strategic asset-liability management as discussed on pages 13 and 14.

   Interest and fees on loans increased $2,159, or 6% from 1998 to 1999, and increased $3,840, or 12% from 1997 to 1998 due to loan growth of 8% in 1999 and 12% in 1998. Interest on investment securities increased $75 or 1% from 1998 to 1999 due to an increase in the average balances outstanding during the year, offset by a decrease in the fully tax-equivalent weighted average rate on the security portfolio from 6.59% in 1998 to 6.49% in 1999. Interest on investment securities increased $38 or 1% from 1997 to 1998 due to a 15% growth in securities, offset by a decrease in the fully tax-equivalent weighted-average rate on the security portfolio from

6.72% in 1997 to 6.59% in 1998. Interest income on federal funds sold increased $58 or 27% due to higher average balances invested. This compares to a decrease of $80, or 27%, from 1997 to 1998 due to lower average balances invested.

   Total interest expense decreased 0.25% or $41 from 1998 to 1999 and increased 4% or $599 from 1997 to 1998. The largest component of total interest expense is interest expense on deposits, which decreased $6 or 0.04% from 1998 to 1999 due to effective management of the cost of deposits, offset by an 8% growth in deposits. Interest expense on deposits increased $341 or 2% from 1997 to 1998 due to an 11% growth in deposits, offset by effective management of the cost of deposits. The average cost of deposits was 2.96%, 3.24% and 3.43% in 1999, 1998 and 1997, respectively.

   Interest on securities sold under agreements to repurchase decreased $75, or 12% from 1998 to 1999 due to maintained average balances outstanding, offset by a decrease in the average rate paid from 3.97% to 3.40%. This compares to an increase of $81, or 15% from 1997 to 1998 due to an increase in the average balances outstanding, offset by a decrease in the average rate paid from 4.01% to 3.97%. Interest on commercial paper increased $5, or 1%, from 1998 to 1999 due to an decrease in the average rate paid from 4.11% to 3.44%, offset by an increase in the average balances outstanding during the year. This compares to an increase of $140, or 37%, from 1997 to 1998 due to an increase in the average rate paid from 4.06% to 4.11% and an increase in the average balances outstanding during the year. For more information on short-term borrowings, please see notes to consolidated financial statements number 9.

Rate/Volume Analysis

   Table 1 (on page 15) includes, for the years ended December 31, 1999, 1998 and 1997 interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

Asset-Liability Management and Market Risk Sensitivity

   Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing and investing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

   Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 1999, approximately 25% of the Company's earning assets could be repriced within one year compared to approximately 95% of its interest-bearing liabilities. This compares to 27% and 92%, respectively, in 1998 and 26% and 95%, respectively, in 1997.

   The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. However, the Company historically has experienced a benefit from rising rates in the short term because deposit rates generally do not follow the national money market. Usually, they are controlled by the local market. Traditionally, loans do follow the money market; so when rates increase they reprice immediately, but the Company is able to manage the deposit side. The Company generally does not raise deposit rates as fast or as much. The Company also has the ability to manage its funding costs by choosing alternative sources of funds.

   The Company's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Company's net interest margin would benefit. However, competitive pressures in the local market may not allow the Company to lower rates on deposits, but force the Company to lower rates on loans.

   Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset-liability strategies, which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point change over twelve months. At December 31, 1999, this model shows that if interest rates rose by 300 basis points over the next twelve months, net interest margin would be adversely affected by approximately 9%. This model also shows that if interest rates rose by only 100 or 200 basis points over the next twelve months, net interest margin would be adversely affected by approximately 3% and 6%, respectively. The asset-liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates, which might adversely affect its net interest margin.

   Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

   A market risk that does not directly affect net interest margin is the risk of realizing the unrealized loss on the investment securities portfolio ($2.4 million at December 31, 1999). This unrealized loss exists because the current market rates are higher that the weighted average rate on the investment security portfolio. The portfolio consists of longer-term securities, as well. Currently management is looking for opportunities to shorten the duration and increase the weighted average rate of the portfolio. Management does not intend to liquidate the entire investment security portfolio, and therefore the unrealized loss will not be realized. The Company has plenty of liquidity without selling off the investment security portfolio (please see Liquidity discussion on page 24). The Company sees the investment security portfolio as mainly an income source, not a liquidity source.

   On page 16, Table 2 shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at December 31, 1999. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                    TABLE 1
                             Rate Volume Analysis

                                                        1999                                      1998
                                       -----------------------------------------  ---------------------------------------
                                       Average            Yield/ Volume   Rate    Average   Income/        Volume   Rate
                                       Balances  Interest  Rate  Change  Change   Balances  Expense Yield  Change  Change
                                       --------  -------- ------ ------  -------  --------  ------- -----  ------  ------
Assets:
Interest-earning
deposits........                       $    211  $    11   5.21% $    6  $     0  $     99  $     5 5.05%  $    3  $   3
Federal funds
sold............                          5,287      269   5.09%     74      (16)    3,876      211 5.44%     (86)     6
Federal Home
Loan Bank
stock...........                          1,691      128   7.57%     13        2     1,520      113 7.43%      54      3
Taxable
investment
securities......                         40,596    2,573   6.34%   (828)      44    53,756    3,357 6.24%    (452)   (85)
Non-taxable
investment
securities (1)..                         69,950    4,606   6.58%  1,428     (230)   48,879    3,408 6.97%     902   (131)
Loans, net of
unearned
discount (2)....                        430,960   36,759   8.53%  3,493   (1,334)  390,776   34,600 8.85%   3,551    289
                                                       1997
                                       ----------------------------------------
                                       Average   Income/        Volume   Rate
                                       Balances  Expense Yield  Change  Change
                                       --------- ------- ------ ------- -------
Assets:
Interest-earning
deposits........                       $    --   $   --  0.00%  $  --   $ --
Federal funds
sold............                          5,465      291 5.32%     197      1
Federal Home
Loan Bank
stock...........                            779       56 7.19%      28     28
Taxable
investment
securities......                         60,915    3,894 6.39%     293    283
Non-taxable
investment
securities (1)..                         36,221    2,637 7.28%     450   (396)
Loans, net of
unearned
discount (2)....                        350,493   30,760 8.78%   4,299   (391)

 Total earning
 assets.........                        548,695   44,346   8.08%  4,092   (1,440)  498,906   41,694 8.36%   3,749    307
 Total earning
 assets.........                        453,873   37,638 8.29%   5,315   (523)

Cash and due
from banks......                         25,205                                     22,145
Allowance for
loan losses.....                         (6,085)                                    (5,393)
Premises and
equipment, net..                         15,230                                     14,255
Accrued
Interest........                          4,344                                      4,065
Other assets....                          8,289                                      7,821
                                       --------                                   --------
 Total assets...                       $595,678                                   $541,799
                                       ========                                   ========
Liabilities and
Shareholders'
Equity:
Interest-bearing
demand
deposits........                        165,370    3,079   1.86%    334      (43)  147,580    2,788 1.89%     392   (334)
Savings
deposits........                         31,308      615   1.96%     55     (103)   28,718      663 2.31%      26    (39)
Time deposits...                        232,806   11,457   4.92%    752   (1,001)  218,185   11,706 5.37%     444   (148)
Federal funds
purchased and
securities
sold under agreements to repurchase..    19,295      722   3.74%     21      (61)   18,747      762 4.06%     144    (26)
Commercial
paper...........                         15,273      526   3.44%     98      (93)   12,668      521 4.11%     134      6
                                       --------  -------   ----  ------  -------  --------  ------- ----   ------  -----
 Total interest-
 bearing
 liabilities....                        464,052   16,399   3.53%  1,411   (1,452)  425,898   16,440 3.86%   1,407   (808)
Cash and due
from banks......                         20,098
Allowance for
loan losses.....                         (4,876)
Premises and
equipment, net..                         12,679
Accrued
Interest........                          3,563
Other assets....                          8,400
                                       ---------
 Total assets...                       $493,737
                                       =========
Liabilities and
Shareholders'
Equity:
Interest-bearing
demand
deposits........                        128,098    2,730 2.13%     277   (240)
Savings
deposits........                         27,639      676 2.45%      32     (9)
Time deposits...                        209,961   11,410 5.43%   2,018     13
Federal funds
purchased and
securities
sold under agreements to repurchase..    15,279      644 4.21%    (103)   (25)
Commercial
paper...........                          9,382      381 4.06%      52     16
                                       --------- ------- ------ ------- -------
 Total interest-
 bearing
 liabilities....                        390,359   15,841 4.06%   2,021      9

Non-interest
bearing demand
deposits........                         82,921                                     73,266
Other
liabilities.....                          3,611                                      3,083
Shareholders'
equity..........                         45,094                                     39,552
                                       --------                                   --------
 Total
 liabilities and
 shareholders'
 equity.........                       $595,678                                   $541,799
                                       ========                                   ========
Net interest
income on a
fully taxable
equivalent basis
(1)
Net yield on
interest-earning
assets (FTE)....                                  27,947   5.09%                             25,254 5.06%
Non-interest
bearing demand
deposits........                         66,333
Other
liabilities.....                          3,187
Shareholders'
equity..........                         33,858
                                       ---------
 Total
 liabilities and
 shareholders'
 equity.........                       $493,737
                                       =========
Net interest
income on a
fully taxable
equivalent basis
(1)
Net yield on
interest-earning
assets (FTE)....                                  21,797 4.80%

----
(1) Yields on non-taxable investment securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $1,204, $865 and $669 for 1999, 1998 and 1997, respectively.
(2) The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis. All loans and deposits are domestic.

                                TABLE 2
                            Market Risk Sensitivity
     Expected Maturity/Repricing/Principal Repayments at December 31, 1999

                                                              2000
                    ------------------------------------------------------------------------------------------------
                                        2 Days
                    Average              to 3     3 to 6   6 to 12                                           There-   Carrying
                     Rate     1 Day     Months    Months    Months     2001      2002      2003      2004     after    Value
                    ------- ---------  --------  --------  --------  --------  --------  --------  --------  -------  --------
Interest-sensitive
 assets:
 Federal funds
  sold............   5.09%  $   1,371       --        --        --        --        --        --        --       --     1,371
 Federal Home Loan
  Bank stock......   7.57%        --        --        --        --        --        --      1,733       --       --     1,733
 Mortgage-backed
  investment
  securities......   6.27%        --      2,098       142       301     1,099     3,247     4,140    13,153    3,482   27,662
 Other investment
  securities......   7.09%        128       850       569       457     4,531     4,147     6,469     4,534   57,425   79,110
 Loans
  receivable......   8.53%     59,870    26,937    25,961    18,821    50,412    34,710    90,298    43,947  105,801  445,757
                     ----   ---------  --------  --------  --------  --------  --------  --------  --------  -------  -------
  Total interest-
   earning
   assets.........          $  61,369    29,885    26,672    19,579    56,042    42,140   102,640    50,634  166,708  555,633
                            =========  ========  ========  ========  ========  ========  ========  ========  =======  =======
Interest-sensitive
 liabilities:
 Interest-bearing
  demand..........   1.24%    120,173       --        --        --        --        --        --        --       --   120,173
 Insured money
  markets.........   2.96%     59,768       --        --        --        --        --        --        --       --    59,768
 Savings
  deposits........   1.96%     30,975       --        --        --        --        --        --        --       --    30,975
 Time deposits
  over $100.......                --     21,451    17,901    10,717     2,213     1,041       514       --       --    53,837
 Other time
  deposits........                 11    76,572    50,452    38,506    10,710     5,575     3,727     1,506       79  187,138
                     ----   ---------  --------  --------  --------  --------  --------  --------  --------  -------  -------
  Total time
   deposits.......   4.92%         11    98,023    68,353    49,223    12,923     6,616     4,241     1,506       79  240,975
                     ====   =========  ========  ========  ========  ========  ========  ========  ========  =======  =======
 Short-term
  borrowings......   3.61%     39,394       --        --        --        --        --        --        --       --    39,394
                     ----   ---------  --------  --------  --------  --------  --------  --------  --------  -------  -------
  Total interest-
   bearing
   liabilities....          $ 250,321    98,023    68,353    49,223    12,923     6,616     4,241     1,506       79  491,285
                            =========  ========  ========  ========  ========  ========  ========  ========  =======  =======
 Interest rate
  sensitivity
  gap.............          $(188,952)  (68,138)  (41,681)  (29,644)   43,119    35,488    98,399    49,128  166,629   64,348
                            =========  ========  ========  ========  ========  ========  ========  ========  =======  =======
 Cumulative
  interest rate
  sensitivity
  gap.............          $(188,952) (257,090) (298,771) (328,415) (285,296) (249,808) (151,409) (102,281)  64,348      --
                            =========  ========  ========  ========  ========  ========  ========  ========  =======  =======
 Cumulative
  interest rate
  sensitive gap as
  a % of total
  interest-earning
  assets..........             -34.01%   -46.27%   -53.77%   -59.11%   -51.35%   -44.96%   -27.25%   -18.41%   11.58%    0.00%
                            =========  ========  ========  ========  ========  ========  ========  ========  =======  =======
Off-balance sheet
 items:
 Commitments to
  extend credit*..                --        --        --        --        --        --        --        --    71,592   71,592
 Unused lines of
  credit..........   7.95%        --        --        --        --        --        --        --        --    13,763   13,763
                     Fair
                     Value
                    -------
Interest-sensitive
 assets:
 Federal funds
  sold............    1,371
 Federal Home Loan
  Bank stock......    1,733
 Mortgage-backed
  investment
  securities......   27,662
 Other investment
  securities......   79,110
 Loans
  receivable......  443,820
                    -------
  Total interest-
   earning
   assets.........  553,696
                    =======
Interest-sensitive
 liabilities:
 Interest-bearing
  demand..........  120,173
 Insured money
  markets.........   59,768
 Savings
  deposits........   30,975
 Time deposits
  over $100.......
 Other time
  deposits........
  Total time
   deposits.......  241,038
                    =======
 Short-term
  borrowings......   39,394
                    -------
  Total interest-
   bearing
   liabilities....  491,348
                    =======
 Interest rate
  sensitivity
  gap.............
 Cumulative
  interest rate
  sensitivity
  gap.............
 Cumulative
  interest rate
  sensitive gap as
  a % of total
  interest-earning
  assets..........
Off-balance sheet
 items:
 Commitments to
  extend credit*..   71,592
 Unused lines of
  credit..........   13,763

-----

* There is no way to determine the rates on the commitments because they have not been set yet. The rates will vary according to prime.

Please see Notes to Market Risk Sensitivity table on page 17.

NOTE: For information regarding how fair values were determined, please see notes to consolidated financial statements, number 15.

Notes to Market Risk Sensitivity table:

  . Expected maturities are contractual maturities adjusted for prepayments of principal when possible. The Company uses certain assumptions to estimate fair values and expected maturities.

  . For loans, the Company has used contractual maturities due to the fact that the Company has no historical information on prepayment speeds. Since most of these loans are consumer and commercial loans, and since the Company's customer base is community-based, the Company feels its prepayment rates are insignificant.

  . For mortgage-backed securities, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience herein is based on industry averages as provided by the Company's investment trustee.

  . Loans receivable includes non-performing loans and unamortized deferred loan costs, and is reduced by unamortized discounts. It does not include Loans Held for Sale as those are not considered to be interest-sensitive given that the Bank already has commitments to sell these loans at agreed upon rates.

  . Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities. For accounts with no stated maturities, the balances are included in the one-day category.

  . The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

   The following table shows the amounts of loans included in Table 2, except for real estate-mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated.

                                    TABLE 3
   Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

                                                    After 1 Year After
                                            1 Year    Through      5
                                            or Less  Five Years  Years   Total
                                            ------- ------------ ------ -------
Commercial, financial and agricultural..... $47,020    45,463    15,451 107,934
Real estate-construction...................   5,086     7,728       559  13,373
                                            -------    ------    ------ -------
 Total..................................... $52,106    53,191    16,010 121,307
                                            =======    ======    ====== =======

   The amounts of the preceding loans with maturity over one year, which have a predetermined interest rate or a floating, or adjustable interest rate are as follows:

                                                               December 31, 1999
                                                               -----------------
   Predetermined interest rate...............................       $69,201
   Floating or adjustable interest rate......................           --
                                                                    -------
    Total....................................................       $69,201
                                                                    =======

   Thirty percent of total loans are repricable within one year.

Provision For Loan Losses

   The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $2,431, $1,877 and $1,331, respectively, for the years ended December 31, 1999, 1998 and 1997. The provision in 1999 reflects replenishing the allowance for loan losses to cover net charge-offs of $1,864, plus providing for the 8% increase in total loans outstanding. Net charge-offs to average loans are 0.43% for 1999 as compared to 0.32% for 1998 and 0.26% for 1997. The increase in net charge-offs is largely due to charge-offs in the sales finance portfolio of $613. Management expects increased levels of charge-offs in the sales finance portfolio to continue in 2000. The allowance for loan losses totaled $6,362, $5,795 and $5,152 at December 31, 1999, 1998 and 1997,
respectively. The level of the allowance for loan losses to total loans outstanding is 1.43% at December 31, 1999. This compares to 1.40% as of December 31, 1998 and 1997.

Allowance for Loan Losses

   Management maintains an allowance for loan losses, which it believes, is adequate to cover inherent losses in the loan portfolio. The allowance for loan losses is all allocated. The allowance for loan losses is comprised of the allowance needed for specific loans and specific loan portfolios. The Company performs periodic reviews of its loan portfolios to identify and assess the overall risk in the portfolios. Homogeneous portions of the loan portfolio, including residential mortgage loans, consumer loans, credit card receivables and sales finance loans, are generally evaluated as a group based on loan type. A risk factor is determined for each loan type based on historical loss levels, delinquency data, economic trends, market conditions and concentrations of credit. The allowance for the commercial loan portfolio is based on loan grades. All loans in the commercial loan portfolio are graded at inception and are reviewed on a periodic basis on performance, size and other factors. Commercial loans are then assigned a risk factor based on the loan grade, economic trends and other factors determined by management. The risk factors are applied to the individual loans and loan portfolios in order to provide a basis for establishing an adequate level of allowance for loan losses. At December 31, 1999, management has increased its allocation of the allowance to the installment loan portfolio as a result of increased charge-offs. In addition, at December 31, 1999, the allocation to the real estate-mortgage portfolio has decreased after a reconsideration by management of historical charge-off patterns of this specific portfolio.

   The process by which the Company determines the allowance for loan losses requires considerable judgment. Factors considered in determining the allowance for loan losses include lending trends, geographic and industry concentrations, changes in type and mix of loans originated and overall economic trends. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The allowance for loan losses is also subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

   During 1999, the Bank redirected its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as expected, contributed to the increase of charge-offs as these lower quality loans were eliminated. Charge-offs are expected to return to a lower level when this process is complete.

   Management feels the 1.43% allowance for loan losses to total loans at December 31, 1999 is adequate even when considering that charge-offs have increased in 1999 because the allowance model described above takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth.

                                    TABLE 4

                  Summary of Loan Loss and Recovery Experience
                             (Dollars in Thousands)

   The following table summarizes the activity in the allowance for loan losses for the years indicated:

                                   1999     1998     1997     1996     1995
                                 --------  -------  -------  -------  -------
Average loans, net of unearned
 discount....................... $430,960  390,776  350,493  301,839  230,908
                                 ========  =======  =======  =======  =======
Allowance for loan losses:
 Beginning balance.............. $  5,795    5,152    4,729    3,700    3,016
 Add provision for loan losses..    2,431    1,877    1,331    1,450    1,140
Loan charge-offs:
 Commercial, financial and
  agricultural..................      532      344      158      131      262
 Real estate--construction......      --       --       --       --       --
 Real estate--mortgage..........      --       --       --        92       14
 Installment loans to
  individuals...................    1,441    1,018      891      487      337
                                 --------  -------  -------  -------  -------
Total loan charge-offs..........    1,973    1,362    1,049      710      613
Recoveries of loans previously
 charged-off:
 Commercial, financial and
  agricultural..................       22        5       56       42       60
 Real estate--construction......      --       --       --       --       --
 Real estate--mortgage..........      --       --       --        65       33
 Installment loans to
  individuals...................       87      123       85      182       64
                                 --------  -------  -------  -------  -------
Total recoveries of loans
 previously charged-off.........      109      128      141      289      157
                                 --------  -------  -------  -------  -------
    Net charge-offs.............    1,864    1,234      908      421      456
                                 --------  -------  -------  -------  -------
Ending balance.................. $  6,362    5,795    5,152    4,729    3,700
                                 ========  =======  =======  =======  =======
Net charge-offs to average
 loans, net.....................     0.43%    0.32%    0.26%    0.14%    0.20%
Allowance for loan losses to
 average loans, net.............     1.48     1.48     1.47     1.57   1 1.60
Allowance for loan losses to
 total loans at period-end......     1.43     1.40     1.40     1.42     1.45

   Losses and recoveries are charged or credited to the allowance at the time realized.

   The following table summarizes the allocation of the allowance for loan losses at December 31:

                              1999           1998          1997          1996          1995
                         --------------  ------------  ------------  ------------  ------------
                                  % of          % of          % of          % of          % of
                          Total  Total   Total Total   Total Total   Total Total   Total Total
                         ------- ------  ----- ------  ----- ------  ----- ------  ----- ------
Balance applicable to:
 Commercial, financial
  and agricultural...... $ 2,022  31.78% 1,309  22.59% 1,145  22.22%   974  20.61%   658  17.78%
 Real estate--
  construction..........      31   0.49    145   2.50    123   2.39    136   2.88     79   2.14
 Real estate--mortgage..     778  12.23  3,025  52.20  2,739  53.17  2,582  54.59  2,161  58.40
 Installment loans to
  individuals...........   3,531  55.50  1,316  22.71  1,145  22.22  1,037  21.92    802  21.68
                         ------- ------  ----- ------  ----- ------  ----- ------  ----- ------
   Total................ $ 6,362 100.00% 5,795 100.00% 5,152 100.00% 4,729 100.00% 3,700 100.00%
                         ======= ======  ===== ======  ===== ======  ===== ======  ===== ======

Non-Interest Income

   Non-interest income for 1999 increased by $1,601 or 25% over 1998, as compared to an increase in 1998 of $840 or 15% over 1997. These increases generally resulted from increased fees for trust services, which continued to increase in 1999 to $1,968 from $1,343 in 1998 and $986 in 1997. Fees for trust services increased 47% as a result of the generation of new trust business, a new fee structure and additional assets under management, which increased 10%. The trust department had assets under management of $209,107, $190,866 and $152,968 at December 31, 1999, 1998 and 1997, respectively.

   A significant contributor to non-interest income is service charges on deposit accounts, which increased 12% as a result of increases in the volume of deposit relationships. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities insure that the Company realizes the maximum contribution to profits from this area.

   There were $32, $150 and $40 of gains from sales of investment securities during 1999, 1998 and 1997, respectively. These gains are reflective of the stock market activity in recent years. The larger gain in 1998 was due to a conscientious restructuring of the investment portfolio. In 1998, the Company sold $6 million of "over-priced" U.S. Treasury notes in order to reinvest in more economically-priced, shorter-term municipal securities.

Non-Interest Expense

   Non-interest expense totaled $21,274 in 1999 as compared to $19,130 in 1998 and $17,085 in 1997. This represented an 11% increase from 1998 to 1999, and a 12% increase from 1997 to 1998. The overall increases during the year were due to growth in all geographic markets, which is evidenced by the growth in deposits of 8% from 1998 to 1999 and 11% from 1997 to 1998. Salaries and other personnel expense, which comprised 48% of total non-interest expense for 1999, were up $827 or 9% over 1998 due to normal salary increases and increased personnel due to the two new branches. During 1998 and 1997, salaries and other personnel expense accounted for 49% and 50%, of total other operating expense, respectively.

   Combined net occupancy and furniture and equipment expenses increased $442, or 12% from 1998 to 1999, as compared to an increase of $381, or 12%, in 1998. The increases in 1999 and 1998 are due to the opening of two new branches in each year.

   Postage and supplies expense increased 7% from $1,081 in 1998 to $1,155 in 1999. This increase can be attributed to growth in all geographical markets, as well as the opening of two new branches in 1999. Postage and supplies expense increased by 22% from 1997 to 1998 due to two new branches opened in that year as well.

Income Taxes

   Income tax expense totaled $3,038 in 1999 as compared to $3,000 in 1998 and $2,415 in 1997. The amounts expensed represented effective tax rates of approximately 27%, 31% and 29% for the years ended December 31, 1999, 1998 and 1997, respectively. The changes in income tax expense for all three years were due to changes in taxable income for each respective year. Net income, income on tax-exempt investment securities and loans, and the provision for loan losses affect taxable income. For tax purposes, the Bank can only recognize actual loan losses. The Company works actively with outside tax consultants to minimize tax expense.

                              Financial Condition
                    As of December 31, 1999, 1998 and 1997

   At December 31, 1999, Bancshares had total assets of $625.2 million, loans outstanding of $445.8 million and deposits of $537.7 million. This compares with total assets of $577.4 million, loans outstanding of $413.3 million and deposits of $499.7 million, at December 31, 1998; and with total assets of $513.2 million, loans outstanding of $367.6 million and deposits of $449.4 million, at December 31, 1997. The table on the following page shows the average balances and distributions of the Company's assets and liabilities for each of the last four years.

                                    TABLE 5
                     Distribution of Assets and Liabilities
                             (DOLLARS IN THOUSANDS)

                                           Years Ended December 31,
                         -------------------------------------------------------------------
                           1999     1999    1998     1998    1997     1997    1996     1996
                         Average    % of   Average   % of   Average   % of   Average   % of
                         Balance   Total   Balance  Total   Balance  Total   Balance  Total
                         --------  ------  -------  ------  -------  ------  -------  ------
ASSETS
Cash and due from
 banks.................. $ 25,416    4.27%  22,244    4.11%  20,098    4.07%  23,743    5.51%
Federal funds sold......    5,287    0.89%   3,876    0.72%   5,465    1.11%   1,758    0.41%
Federal Home Loan Bank
 stock..................    1,691    0.28%   1,520    0.28%     779    0.16%     --      --
Taxable investment
 securities.............   40,596    6.82%  53,756    9.92%  60,915   12.34%  56,145   13.04%
Non-taxable investment
 securities.............   69,950   11.74%  48,879    9.02%  36,221    7.34%  30,510    7.08%
Loans, net of unearned
 discount...............  430,960   72.35% 390,776   72.13% 350,493   70.99% 301,839   70.08%
 Less: allowance for
  loan losses...........   (6,085)  -1.02%  (5,393)  -1.00%  (4,876)  -0.99%  (4,088)  -0.95%
                         --------  ------  -------  ------  -------  ------  -------  ------
  Net loans.............  424,875   71.33% 385,383   71.13% 345,617   70.00% 297,751   69.13%
                         --------  ------  -------  ------  -------  ------  -------  ------
Premises and equipment,
 net....................   15,230    2.56%  14,255    2.63%  12,679    2.57%  11,670    2.71%
Accrued Interest........    4,344    0.73%   4,065    0.75%   3,563    0.72%   3,260    0.76%
Other assets............    8,289    1.39%   7,821    1.44%   8,400    1.70%   5,881    1.37%
                         --------  ------  -------  ------  -------  ------  -------  ------
  Total assets.......... $595,678  100.00% 541,799  100.00% 493,737  100.00% 430,718  100.00%
                         ========  ======  =======  ======  =======  ======  =======  ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
 Non-interest-bearing
  deposits..............   82,921   13.92%  73,266   13.52%  66,333   13.43%  58,440   13.57%
 Interest-bearing
  demand................  165,370   27.76% 147,580   27.24% 128,098   25.94% 115,674   26.86%
 Savings................   31,308    5.26%  28,718    5.30%  27,639    5.60%  26,331    6.11%
 Time...................  232,806   39.08% 218,185   40.27% 209,961   42.52% 172,799   40.12%
                         --------  ------  -------  ------  -------  ------  -------  ------
  Total deposits........  512,405   86.02% 467,749   86.33% 432,031   87.50% 373,244   86.66%
                         --------  ------  -------  ------  -------  ------  -------  ------
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............   19,295    3.24%  18,747    3.46%  15,279    3.09%  17,668    4.10%
Commercial paper........   15,273    2.56%  12,668    2.34%   9,382    1.90%   8,075    1.87%
Other liabilities.......    3,611    0.61%   3,083    0.57%   3,187    0.65%   2,600    0.60%
                         --------  ------  -------  ------  -------  ------  -------  ------
  Total liabilities.....  550,584   92.43% 502,247   92.70% 459,879   93.14% 401,587   93.24%
                         --------  ------  -------  ------  -------  ------  -------  ------
Shareholders equity:
 Common stock--$5.00 par
  value.................   31,042    5.21%  30,890    5.70%  30,576    6.19%  30,330    7.04%
 Capital surplus........      --      --        19     --       206    0.04%     356    0.08%
 Retained earnings......   14,277    2.40%   8,385    1.55%   2,932    0.59%  (1,516)  -0.35%
 Less: Treasury stock...      --      --       --      --       (37)  -0.01%    (312)  -0.07%
 Accumulated other
  comprehensive income
  (loss)................     (225)  -0.04%     258    0.05%     181    0.04%     273    0.06%
                         --------  ------  -------  ------  -------  ------  -------  ------
  Total shareholders'
   equity...............   45,094    7.57%  39,552    7.30%  33,858    6.86%  29,131    6.76%
                         --------  ------  -------  ------  -------  ------  -------  ------
  Total liabilities and
   shareholders'
   equity............... $595,678  100.00% 541,799  100.00% 493,737  100.00% 430,718  100.00%
                         ========  ======  =======  ======  =======  ======  =======  ======

Loans and Asset Quality

   Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1999, total loans, net of unearned discounts, were 80% of total earning assets. Loans secured by real estate accounted for 55% of total loans as of December 31, 1999. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

   At December 31, 1999, the sales finance portfolio was $36,760 compared to $31,238 at December 31, 1998. The sales finance portfolio includes loans with more inherent risk than the loans in the Bank's direct lending portfolio. During mid 1999, management noted a deterioration in the performance of the portfolio which resulted in increased charge-offs as previously discussed. In late 1999, management made certain organizational changes in the sales finance department to improve the asset quality. However, management believes there will be increased levels of charge-offs arising from these loans in 2000. In estimating the allowance for loan losses at December 31, 1999 and in allocating portions of the allowance to specific portions of the loan portfolio, management has taken these factors into consideration.

   Non-accrual loans are those loans which management, through its continuing evaluation of loans, has determined offer a more than normal risk of collectability of future interest. Interest income on non-accrual loans is recognized only as received. Interest on past due loans continues to accrue until such time that the loans are either charged-off or placed in non-accrual status. The non-accrual loan policy provides that it is the responsibility of the chief credit officer to administer the placing of loans on non-accrual status. Loans that become ninety days past due will be placed on non-accrual. Loans on which bankruptcy notices are received will also be placed on non-accrual. In addition, other loans on which repayment appears doubtful may be placed on non-accrual at the discretion of the chief credit officer.

   Non-performing loans (which consist of loans on non-accrual and loans greater than 90 days, but still accruing) for 1999, 1998 and 1997 were approximately $1,630 or 0.37% (of total loans), $1,572 or 0.38% and $862 or 0.23%, respectively. The majority of these non-performing loans are smaller-balance homogeneous consumer loans. For information on impaired loans, please see footnote number 5.

   Table 6 on page 23 sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1995 through December 31, 1999.

                                    TABLE 6
                              Nonperforming Loans
                             (Dollars in Thousands)

                                      90 Days or
                                     More Past Due              Percentage   Foregone Interest
                                      and not on   Total Loans  90 Days or   Income From Non-
                         Non-Accrual  Non-Accrual  Outstanding More Past Due      Accrual
                         ----------- ------------- ----------- ------------- -----------------
December 31, 1999:
 Commercial, financial
  and agricultural......   $  805         --         107,934       0.75%             98
 Real estate--
  construction..........      --          --          13,373       0.00             --
 Real estate--mortgage..      329         --         231,637       0.14              21
 Installment loans to
  individuals...........      387         109         92,813       0.53             121
                           ------         ---        -------       ----             ---
  Total.................   $1,521         109        445,757       0.37%            240
                           ======         ===        =======       ====             ===
December 31, 1998:
 Commercial, financial
  and agricultural......   $  223         --          93,343       0.24%             26
 Real estate--
  construction..........      --          --          10,341       0.00             --
 Real estate--mortgage..      445         --         215,709       0.21              22
 Installment loans to
  individuals...........      817          87         93,873       0.96              82
                           ------         ---        -------       ----             ---
  Total.................   $1,485          87        413,266       0.38%            130
                           ======         ===        =======       ====             ===
December 31, 1997:
 Commercial, financial
  and agricultural......       63         --          81,678       0.08               2
 Real estate--
  construction..........      --          --           8,799       0.00             --
 Real estate--mortgage..      256         --         195,462       0.13              26
 Installment loans to
  individuals...........      399         144         81,646       0.67              38
                           ------         ---        -------       ----             ---
  Total.................   $  718         144        367,585       0.23%             66
                           ======         ===        =======       ====             ===
December 31, 1996:
 Commercial, financial
  and agricultural......      140         --          68,617       0.20               4
 Real estate--
  construction..........      --          --           9,598       0.00             --
 Real estate--mortgage..      428         --         181,775       0.24              25
 Installment loans to
  individuals...........      545         --          72,996       0.75              23
                           ------         ---        -------       ----             ---
  Total.................   $1,113         --         332,986       0.33%             52
                           ======         ===        =======       ====             ===
December 31, 1995:
 Commercial, financial
  and agricultural......      146         --          45,377       0.32              20
 Real estate--
  construction..........      --          --           5,453       0.00             --
 Real estate--mortgage..      241         --         149,017       0.16              11
 Installment loans to
  individuals...........      409           3         55,340       0.74              35
                           ------         ---        -------       ----             ---
  Total.................   $  796           3        255,187       0.31%             66
                           ======         ===        =======       ====             ===

Deposits

   For the average balances and average rates paid by category of deposit for the years ended December 31, 1999, 1998 and 1997, please see Table 1 on page
15. The company has no foreign deposits.

   The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100, as of December 31, 1999, 1998 and 1997.

                                    TABLE 7
                     Maturities of Time Deposits Over $100

                                                            1999    1998   1997
                                                           ------- ------ ------
Maturities:
 3 months or less......................................... $21,451 21,467 23,062
 3 through 6 months.......................................  17,901  9,609 12,206
 6 through 12 months......................................  10,717  8,490 11,004
 Over 12 months...........................................   3,768  7,146  3,680
                                                           ------- ------ ------
                                                           $53,837 46,712 49,952
                                                           ======= ====== ======

Liquidity

   The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15%-25%. At December 31, 1999, the Company's liquidity ratio was approximately 18%.

   The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. The Company had no outstanding debt at December 31, 1999 and 1998, respectively.

   During 1991 the Company began selling commercial paper as an alternative investment tool for its commercial customers (Master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 1999, the Company had $12,573 in commercial paper with a weighted average rate of 3.44%, as compared to $10,859 in 1998 with a weighted average of 3.06% and $11,289 in 1997 with a weighted average rate of 3.69%.

   The Parent Company's liquidity needs are met through the payment of dividends from the Bank. At December 31, 1999, the Bank had available retained earnings of $6,814 for payment of dividends to remain "well-capitalized." Prior approval of the Office of the Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank.

   The Bank's liquidity is affected by its ability to attract deposits, the maturity of its loan portfolio, the flexibility of its investment securities, lines of credit from correspondent banks, and current earnings. Sufficient liquidity must be available to meet continuing loan demand and deposit withdrawal requirements. Competition for deposits is intense in the markets served by the Bank. However, the Bank has been able to attract deposits as needed through pricing adjustments and expansion of its geographic market area. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. The investment securities portfolio is a source of liquidity through scheduled maturities and sales of securities, and prepayment of principal on mortgage-backed securities. Approximately 75% of the securities portfolio was pledged to secure liabilities as of December 31, 1999, as compared to 62% at December 31, 1998. Management believes that its sources of liquidity are adequate to meet operational needs. Additional sources of short-term liquidity are existing lines of credit from correspondent banks totaling $85 million, all of which are available. The Bank has also completed the necessary borrowing agreements with the Federal Reserve Bank of Richmond giving the Bank access to the Federal Reserve Discount window to borrow as needed for liquidity purposes. Loan demand has been constant and loan originations can be controlled through pricing decisions.

Capital Resources

   At December 31, 1999 and 1998 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category. Please see notes to consolidated financial statements number 17 for the Company's and the Bank's various capital ratios at December 31, 1999.

   The stock in the Company's Employee Stock Ownership Plan ("ESOP") had a put and a call feature because the Company's stock is not listed on a national securities exchange. Accordingly, the shares that had been distributed from the ESOP were recorded outside of shareholders equity at their fair value, which is determined annually by an independent valuation. The Company's Board of Directors had voted to terminate the ESOP effective February 28, 1997. Per the Plan document, the shares distributed in 1998 due to the termination of the ESOP were subject to the put/call until June 29, 1999. Now that the put/call has expired, the current year balance sheet and income statements are absent the put/call effect of the ESOP. The distributed shares are now included in shareholders' equity.

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

Industry Developments

   Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

Item 8. Financial Statements and Supplementary Data

   The information that is required by this item is set forth on the following pages, 26 through 51.

                         Independent Auditors' Report

The Board of Directors
Palmetto Bancshares, Inc. and subsidiary:

   We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, on January 1, 1999, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

KPMG LLP

[KPMG LLP LOGO]
Greenville, South Carolina
February 9, 2000

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998
            (Dollars in Thousands, except share and per share data)

                                                               1999     1998
                                                             --------  -------
                           Assets
Cash and due from banks..................................... $ 42,446   27,929
Federal funds sold..........................................    1,371      110
Federal Home Loan Bank stock, at cost.......................    1,733    1,541
Investment securities held to maturity (fair value of
 $68,737 in 1998)...........................................      --    66,455
Investment securities available for sale (amortized cost of
 $110,670 and $45,551 in 1999 and 1998, respectively).......  106,772   46,087
Loans held for sale.........................................    1,169    2,122
Loans.......................................................  445,757  413,266
 Less allowance for loan losses.............................   (6,362)  (5,795)
                                                             --------  -------
   Loans, net...............................................  439,395  407,471
                                                             --------  -------
Premises and equipment, net.................................   16,319   14,347
Accrued interest............................................    4,648    4,499
Other assets................................................   11,345    6,839
                                                             --------  -------
   Total assets............................................. $625,198  577,400
                                                             ========  =======
            Liabilities and Shareholders' Equity
Liabilities:
 Deposits:
  Non-interest-bearing...................................... $ 85,796   83,788
  Interest-bearing..........................................  451,891  415,885
                                                             --------  -------
   Total deposits...........................................  537,687  499,673
 Securities sold under agreements to repurchase.............   19,021   21,630
 Commercial paper (Master notes)............................   12,573   10,859
 Federal funds purchased....................................    7,800      --
 Other liabilities..........................................    2,490    3,153
                                                             --------  -------
   Total liabilities........................................  579,571  535,315
                                                             --------  -------
Common stock subject to put/call option (ESOP)..............      --     4,732
Shareholders' equity:
 Common stock--$5.00 par value. Authorized 10,000,000
  shares; issued and outstanding 6,226,834 in 1999; issued
  and outstanding 6,199,390 in 1998;........................   31,134   30,997
 Capital surplus (deficit)..................................      --       (19)
 Retained earnings..........................................   16,890   10,777
 Accumulated other comprehensive income (loss)..............   (2,397)     330
 Common stock subject to put/call option, 540,768 shares at
  $8.75 per share in 1998...................................      --    (4,732)
                                                             --------  -------
   Total shareholders' equity...............................   45,627   37,353
                                                             --------  -------
   Total liabilities and shareholders' equity............... $625,198  577,400
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997
            (Dollars in Thousands, except share and per share data)

                                                   1999      1998       1997
                                                ---------- ---------  ---------
Interest income:
 Interest and fees on loans...................  $   36,759    34,600     30,760
 Interest and dividends on investment
  securities available for sale:
 U.S. Treasury and U.S. Government agencies...         953       682        909
 State and municipal..........................       3,402       591        373
 Mortgage-backed securities...................       1,620       333        --
 Interest and dividends on investment
  securities held to maturity:
 U.S. Treasury and U.S. Government agencies...         --        934      1,282
 State and municipal..........................         --      1,952      1,595
 Mortgage-backed securities...................         --      1,408      1,703
 Interest on federal funds sold...............         269       211        291
 Dividends on FHLB stock......................         139       118         56
                                                ---------- ---------  ---------
  Total interest income.......................      43,142    40,829     36,969
                                                ---------- ---------  ---------
Interest expense:
 Interest on deposits.........................      15,151    15,157     14,816
 Interest on securities sold under agreements
  to repurchase...............................         564       639        558
 Interest on federal funds purchased..........         158       123         86
 Interest on commercial paper (Master notes)..         526       521        381
                                                ---------- ---------  ---------
  Total interest expense......................      16,399    16,440     15,841
                                                ---------- ---------  ---------
  Net interest income.........................      26,743    24,389     21,128
Provision for loan losses.....................       2,431     1,877      1,331
                                                ---------- ---------  ---------
  Net interest income after provision for loan
   losses.....................................      24,312    22,512     19,797
                                                ---------- ---------  ---------
Non-interest income:
 Service charges on deposit accounts..........       3,878     3,449      3,215
 Fees for trust services......................       1,968     1,343        986
 Gains on sales of loans......................         230       269         14
 Investment securities gains..................          32       150         40
 Other income.................................       1,961     1,257      1,373
                                                ---------- ---------  ---------
  Total non-interest income...................       8,069     6,468      5,628
                                                ---------- ---------  ---------
Non-interest expense:
 Salaries and other personnel.................      10,255     9,428      8,468
 Net occupancy................................       1,922     1,793      1,501
 Furniture and equipment......................       2,081     1,768      1,679
 FDIC assessment..............................         132       206        177
 Postage and supplies.........................       1,155     1,081        885
 Marketing and advertising....................         776       720        629
 Telephone....................................         792       601        518
 Other expense................................       4,161     3,533      3,228
                                                ---------- ---------  ---------
  Total non-interest expense..................      21,274    19,130     17,085
                                                ---------- ---------  ---------
  Income before income taxes..................      11,107     9,850      8,340
Income tax provision..........................       3,038     3,000      2,415
                                                ---------- ---------  ---------
  NET INCOME..................................  $    8,069     6,850      5,925
                                                ========== =========  =========
  Increase in fair value of ESOP stock........         --       (948)      (470)
                                                ---------- ---------  ---------
  Net income on common shares not subject to
   put/call...................................  $    8,069     5,902      5,455
                                                ========== =========  =========
Per share data:
 Net income per common share-basic, not
  subject to put/call.........................  $     1.30      1.05       0.98
                                                ========== =========  =========
 Net income per common share-dilutive, not
  subject to put/call.........................  $     1.26      1.02       0.97
                                                ========== =========  =========
 Cash dividends declared......................  $     0.32      0.25       0.19
                                                ========== =========  =========
 Weighted average common shares outstanding--
  basic.......................................   6,208,750 6,178,318  6,109,754
                                                ========== =========  =========
 Weighted average common shares outstanding--
  basic, not subject to put/call..............   6,208,750 5,631,040  5,544,596
                                                ========== =========  =========
 Weighted average common shares outstanding--
  dilutive, not subject to put/call...........   6,386,912 5,776,208  5,649,338
                                                ========== =========  =========

          See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                     Income
                  Years ended December 31, 1999, 1998 and 1997
                   (Dollars in Thousands, except share data)

                                                                Accumulated    Common
                                                                   Other       Stock
                                    Capital                    Comprehensive Subject to
                          Common    Surplus  Retained Treasury    Income      Put/call
                           Stock   (Deficit) Earnings  Stock    (Loss), Net    Option   Total
                          -------  --------- -------- -------- ------------- ---------- ------
Balance at December 31,
 1996...................  $30,330     356        620    (34)         166       (3,314)  28,124
Net income..............      --      --       5,925    --           --           --     5,925
Other comprehensive
 income, net of tax:
 Unrealized holding
  gains arising during
  period, net of tax
  effect of $33.........      --      --         --     --           --           --        52
 Less: reclassification
  adjustment for gains
  included in net
  income, net of tax
  effect of $15.........      --      --         --     --           --           --       (25)
 Net unrealized gains on
  securities............      --      --         --     --            27          --       --
                                                                                        ------
Comprehensive income....      --      --         --     --           --           --     5,952
                                                                                        ------
Cash dividends
 declared...............      --      --      (1,165)   --           --           --    (1,165)
Issuance of 113,200
 shares in connection
 with stock options.....      566    (300)       --     --           --           --       266
Sale of 18,222 shares of
 treasury stock.........      --      --          91     34          --           --       125
Change in fair value of
 common stock subject to
 put/call option........      --      --         --     --           --          (470)    (470)
                          -------    ----     ------    ---       ------       ------   ------
Balance at December 31,
 1997...................   30,896      56      5,471    --           193       (3,784)  32,832
                          =======    ====     ======    ===       ======       ======
Net income..............      --      --       6,850    --           --           --     6,850
Other comprehensive
 income, net of tax:
 Unrealized holding
  gains arising during
  period, net of tax
  effect of $143........      --      --         --     --           --           --       229
 Less: reclassification
  adjustment for gains
  included in net
  income, net of tax
  effect of $58.........      --      --         --     --           --           --       (92)
Net unrealized gains on
 securities.............      --      --         --     --           137          --       --
                                                                                        ------
Comprehensive income....      --      --         --      --          --           --     6,987
                                                                                        ------
Cash dividends
 declared...............      --      --      (1,544)   --           --           --    (1,544)
Issuance of 29,200
 shares in connection
 with stock options.....      146     (42)       --     --           --           --       104
Retirement of 8,914
 shares of common
 stock..................      (45)    (33)       --     --           --           --       (78)
Change in fair value of
 common stock subject to
 put/call option........      --      --         --     --           --          (948)    (948)
                          -------    ----     ------    ---       ------       ------   ------
Balance at December 31,
 1998...................   30,997     (19)    10,777    --           330       (4,732)  37,353
                          =======    ====     ======    ===       ======       ======
Net income..............      --      --       8,069    --           --           --     8,069
Other comprehensive
 income (loss), net of
 tax:
 Unrealized holding
  losses arising during
  period, net of tax
  effect of $1,695......      --      --         --     --           --           --    (2,707)
 Less: reclassification
  adjustment for gains
  included in net
  income, net of tax
  effect of $12.........      --      --         --     --           --           --       (20)
 Net unrealized losses
  on securities.........      --      --         --     --        (2,727)         --       --
                                                                                        ------
Comprehensive income....      --      --         --     --           --           --     5,342
                                                                                        ------
Cash dividends
 declared...............      --      --      (1,956)   --           --           --    (1,956)
Issuance of 27,444
 shares in connection
 with stock options.....      137      19        --     --           --           --       156
Expiration of put/call
 option on common stock
 subject to put/call....      --      --         --     --           --         4,732    4,732
                          -------    ----     ------    ---       ------       ------   ------
Balance at December 31,
 1999...................  $31,134     --      16,890    --        (2,397)         --    45,627
                          =======    ====     ======    ===       ======       ======

          See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income.....................................  $  8,069     6,850     5,925
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization..................     2,580     2,758     2,221
 Gain on sale of investment securities..........       (32)     (150)      (40)
 Gain on sale of loans..........................      (230)     (269)      (14)
 Provision for loan losses......................     2,431     1,877     1,331
 Origination/acquisition of loans held for
  sale..........................................   (28,520)  (33,927)  (25,077)
 Sale of loans held for sale....................    29,703    32,074    29,166
 Provision (credit) for deferred taxes..........       (57)      (42)      259
 Change in accrued interest receivable..........      (149)     (509)     (553)
 Change in other assets.........................    (3,174)   (2,581)   (1,609)
 Change in other liabilities, net...............     1,101       921      (311)
                                                  --------  --------  --------
  Net cash provided by operating activities.....    11,722     7,002    11,298
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchase of investment securities held to
  maturity......................................       --     (1,559)  (29,594)
 Purchase of investment securities available for
  sale..........................................   (41,032)  (38,971)  (10,956)
 Proceeds from maturities of investment
  securities held to maturity...................       --      6,533    12,170
 Proceeds from maturities of investment
  securities available for sale.................    12,865     1,717     6,000
 Proceeds from sale of investment securities
  available for sale............................    21,359     8,594     3,614
 Principal paydowns on mortgage-backed
  securities available for sale.................     8,116     8,480     3,537
 Principal paydowns on mortgage-backed
  securities held to maturity...................       --        656       --
 Purchase of Federal Home Loan Bank stock.......      (192)      (89)   (1,452)
 Net increase in loans outstanding..............   (34,690)  (43,850)  (35,595)
 Increase in premises and equipment, net........    (3,574)   (2,345)   (2,310)
                                                  --------  --------  --------
  Net cash used in investing activities.........   (37,148)  (60,834)  (54,586)
                                                  --------  --------  --------
Cash flows from financing activities:
 Net increase in deposits.......................    23,463    47,957    36,723
 Acquisition of deposits, net...................    12,636     2,029       --
 Net increase (decrease) in securities sold
  under agreements to repurchase................    (2,609)    9,406       588
 Net increase (decrease) in commercial paper....     1,714      (430)    3,854
 Increase (decrease) in federal funds
  purchased.....................................     7,800    (1,500)   (1,500)
 Proceeds from issuance of common stock.........       156       104       266
 Retirement of common stock.....................       --        (78)      --
 Proceeds from sale of treasury stock...........       --        --        125
 Dividends paid.................................    (1,956)   (1,544)   (1,165)
                                                  --------  --------  --------
  Net cash provided by financing activities.....    41,204    55,944    38,891
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    15,778     2,112    (4,397)
Cash and cash equivalents at beginning of year..    28,039    25,927    30,324
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 43,817    28,039    25,927
                                                  ========  ========  ========
Supplemental information:
Cash paid during the year for:
 Interest.......................................  $ 16,300    16,470    15,697
                                                  ========  ========  ========
 Income taxes...................................  $  3,423     2,622     2,385
                                                  ========  ========  ========
Supplemental schedule of non-cash investing and
 financing transactions:
 Change in unrealized gain (loss) on investment
  securities available for sale, before tax.....  $ (4,434)      223        44
                                                  ========  ========  ========
 Transfer of investment securities held to
  maturity to available for sale................  $ 66,455       --        --
                                                  ========  ========  ========
 Loans transferred to other real estate owned...  $    335       189        88
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (Dollars in Thousands, except share and per share data, in all notes)

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

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Palmetto Bank (the "Bank"). The Bank provides a full range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. ("Palmetto Capital"), a wholly owned subsidiary of Palmetto Bank, was incorporated February 26, 1992. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company's primary market area is the upstate of South Carolina. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment.

   Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company or its subsidiary.

   Certain amounts for prior years have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.

   On December 14, 1999, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record as of January 3, 2000. All number of common shares outstanding and per share amounts contained in this report have been retroactively adjusted to give effect to the stock split.

Cash and Cash Equivalents

   Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances on-hand as vault cash and/or at the Federal Reserve as compensating balances. There were no compensating balances at December 31, 1999 or 1998.

Federal Home Loan Bank Stock

   During 1997, the Bank joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Bank is required to acquire and retain shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $1,733 and $1,541 at December 31, 1999 and 1998, respectively. No ready market exists for this stock and it has

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

no quoted market value. However, redemption of this stock has historically been at par value. The Bank has available $48,000 in lines of credit from the FHLB. There were no advances on these lines at December 31, 1999 or 1998.

Investment Securities

   The Bank accounts for its investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values--other than those accounted for under the equity method or as investments in consolidated subsidiaries--and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories as follows: (1) Held to Maturity--debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading--debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale-- debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The Company does not have any trading securities.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities, with an amortized cost of $66,455, to the available-for-sale category at fair value ($68,737) as allowed by SFAS No. 133. The unrealized gain at the time of transfer was $2,282 before tax. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The Company has no investments that are considered derivatives under SFAS No. 133 and does not engage in any hedging activities.

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

   At December 31, 1999 and 1998, the Company has loans held for sale of $1,169 and $2,122, respectively. Loans serviced for the benefit of others amounted to $141,385, $141,086 and $147,988 at December 31, 1999, 1998 and
1997, respectively. Most of these loans are serviced for Federal Home Loan Mortgage Corporation (FHLMC).

   The Bank recognizes mortgage servicing rights (MSR's) in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, an Amendment of SFAS No. 122. The statement requires the recognition of a separate asset for the right to service mortgage loans for others, regardless of how those rights were acquired. Further, it requires assessment of impairment based on fair value. The Company evaluates these rights quarterly for possible impairment.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

   Included in other assets on the consolidated balance sheet, the Company had net MSR's of $1,111 and $1,232 at December 31, 1999 and 1998, respectively. The Company amortized $488, $795 and $421 of these MSR's during the years ended December 31, 1999, 1998 and 1997, respectively. The fair value of the mortgage servicing rights are determined considering market prices for similar MSR's and on the discounted anticipated future net cash flows considering market consensus loan prepayment predictions, historical prepayment rates, interest rates, and other economic factors. For purposes of measuring the impairment, the Company stratifies the MSR's based on the predominant risk characteristics of the underlying loans, including interest rate, loan type, and amortization type (fixed rate or adjustable rate). To the extent that the carrying value of MSR's exceeds this fair value by individual stratum, a valuation allowance is established. The allowance may be adjusted in the future as the values of the MSR's increase or decrease. The cost of MSR's is amortized over the estimated period of net servicing revenues, considering historical industry-average prepayment rates.

Loans and Interest Income

   Loans are carried at principal amounts outstanding reduced by unearned discounts. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans that become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

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

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

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

Foreclosed Properties

   Property acquired through foreclosure is included in other assets and amounted to $267 and $0, at December 31, 1999 and 1998, respectively. Such property is recorded at the lower of cost or fair value minus estimated selling costs. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to other operating expenses.

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

Intangibles

   At December 31, 1999, deposits are shown net of premium on deposits acquired of approximately $637, net of amortization, which is being amortized principally over 10 years using the double-declining balance method. At December 31, 1999, goodwill of approximately $4,682, net of amortization, related to different acquisitions is being amortized on a straight-line basis over varying periods from 15-20 years. The Company periodically assesses the recoverability of these intangibles by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows, which are based on historical trends.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

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

Comprehensive Income

   In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. The statement defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." In accordance with SFAS No. 130, the Company elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

(2) Federal Funds Sold

   At December 31, 1999 and 1998, the Bank had $1,371 and $110, respectively, outstanding in federal funds sold. The daily averages of these outstanding agreements during 1999 and 1998 were $5,287 and $3,876, respectively. The maximum amount of these outstanding agreements at any month-end during 1999 and 1998 were $13,061 and $5,615, respectively.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(3) Investment Securities Held to Maturity

   The amortized cost and fair values of investment securities held to maturity as of December 31 are summarized as follows:

                                                           1998
                                          --------------------------------------
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
U.S. Government agencies.................  $10,985       44       --      11,029
State and municipal......................   36,685    2,101       --      38,786
Mortgage-backed securities...............   18,785      151       (14)    18,922
                                           -------    -----       ---     ------
                                           $66,455    2,296       (14)    68,737
                                           =======    =====       ===     ======

                                                           1997
                                          --------------------------------------
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
U.S. Government agencies.................  $16,984       65        (13)   17,036
State and municipal......................   36,861    1,572         (5)   38,428
Mortgage-backed securities...............   26,161      101       (148)   26,114
                                           -------    -----       ----    ------
                                           $80,006    1,738       (166)   81,578
                                           =======    =====       ====    ======

(4) Investment Securities Available for Sale

   The amortized cost and fair values of investment securities available for sale as of December 31 are summarized as follows:

                                                        1999
                                       ---------------------------------------
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- -------
U.S. Treasury and U.S. Government
 agencies............................. $ 14,481       7         (399)   14,089
State and Municipal...................   67,738     340       (3,057)   65,021
Mortgage-backed securities............   28,451     --          (789)   27,662
                                       --------     ---       ------   -------
                                       $110,670     347       (4,245)  106,772
                                       ========     ===       ======   =======

                                                           1998
                                          --------------------------------------
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
U.S. Treasury............................  $ 6,500     205         --      6,705
State and Municipal......................   27,436     366         (94)   27,708
Mortgage-backed securities...............   11,615      70         (11)   11,674
                                           -------     ---        ----    ------
                                           $45,551     641        (105)   46,087
                                           =======     ===        ====    ======

                                                           1997
                                          --------------------------------------
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
U.S. Treasury............................  $12,492     201        (12)    12,681
State and Municipal......................    4,918     126        --       5,044
                                           -------     ---        ---     ------
                                           $17,410     327        (12)    17,725
                                           =======     ===        ===     ======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(4) Investment Securities Available for Sale, Continued

   During the year ended December 31, 1999 the Company had realized gains of $32 and no realized losses on sales of investment securities available for sale; compared to realized gains of $150 and no realized losses in 1998 on sales of investment securities available for sale. During 1997, the realized gains amounted to $49, and the realized losses were $9 on sales of investment securities available for sale. Specific identification is the basis on which cost was determined in computing realized gains and losses.

   The following is a maturity distribution of investment securities available for sale at December 31, 1999:

                                         Due After         Due After
                           Due            One Year         Five Years
                          Within          Through           Through          Due After
                         One Year Yield  Five Years Yield  Ten Years  Yield  Ten Years Yield
                         -------- -----  ---------- -----  ---------- -----  --------- -----
U.S. Treasury and U. S.
 Government Agencies....  $  --    -- %     9,387   6.18%     4,702   6.22       --     --
State and municipals....   3,053  9.23      9,527   8.41     17,160   7.22    35,281   6.88
Mortgage-backed
 securities.............     708  5.34     23,472   6.31      3,482   6.25       --     --
                          ------  ----     ------   ----     ------   ----    ------   ----
Fair value total........  $3,761  8.48%    42,386   6.74%    25,344   6.89%   35,281   6.88%
                          ======  ====     ======   ====     ======   ====    ======   ====
Amortized cost..........  $3,757           42,873            26,233           37,807
                          ======           ======            ======           ======

   Investment securities held to maturity and available for sale with an aggregate carrying value of approximately $80,092 and $69,757 at December 31, 1999 and 1998, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

(5) Loans

   A summary of loans, by classification, as of December 31 follows:

                                                    December 31,
                                      ----------------------------------------
                                        1999    1998    1997    1996    1995
                                      -------- ------- ------- ------- -------
Commercial, financial and
 agricultural........................ $107,934  93,343  81,678  68,616  45,377
Real estate--construction............   13,373  10,341   8,799   9,598   5,453
Real estate--mortgage................  231,637 215,709 195,462 181,775 149,017
Installment loans to individuals.....   92,813  93,873  81,646  72,997  55,340
                                      -------- ------- ------- ------- -------
Total................................ $445,757 413,266 367,585 332,986 255,187
                                      ======== ======= ======= ======= =======
Non-accrual loans included above..... $  1,521   1,485     718   1,113     796
                                      ======== ======= ======= ======= =======

   The foregone interest income related to loans on non-accrual amounted to $240, $130 and $66 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income recognized on loans on non-accrual amounted to $7, $5 and $6 for the years ended December 31, 1999, 1998 and 1997, respectively.

   The following is a summary of activity affecting the allowance for loan losses for the years ended December 31:

                                                         1999     1998    1997
                                                        -------  ------  ------
Balance at beginning of year........................... $ 5,795   5,152   4,729
Provision for loan losses..............................   2,431   1,877   1,331
Loan recoveries........................................     109     128     141
Loans charged-off......................................  (1,973) (1,362) (1,049)
                                                        -------  ------  ------
Balance at end of year................................. $ 6,362   5,795   5,152
                                                        =======  ======  ======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(5) Loans, Continued

   At December 31, 1999, impaired loans amounted to approximately $467. During 1999, the average recorded investment in impaired loans was approximately $240, and there is $234 included in the allowance for loan losses related to impaired loans at December 31, 1999. Impaired loans are included in the non-accrual numbers above.

   At December 31, 1998, impaired loans amounted to approximately $62. During 1998, the average recorded investment in impaired loans was approximately $115, and there is $62 included in the allowance for loan losses related to impaired loans at December 31, 1998.

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

   At December 31, 1999, except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

   The Bank had outstanding, unused loan commitments as of December 31, 1999 as follows:

Home equity loans...................................................... $10,305
Credit cards...........................................................  26,347
Commercial real estate development.....................................  12,474
Other unused lines of credit...........................................  22,466
                                                                        -------
                                                                        $71,592
                                                                        =======
Standby letters of credit.............................................. $ 1,409
                                                                        =======

   All unused loan commitments are at adjustable rates that fluctuate with prime rate, or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

(6) Premises and Equipment, Net

   A summary of premises and equipment, net, as of December 31 follows:

                                                                1999     1998
                                                              --------  -------
Land......................................................... $  2,775    2,125
Buildings and leasehold improvements.........................   12,939   11,894
Furniture and equipment......................................   12,937   11,096
                                                              --------  -------
                                                                28,651   25,115
Less accumulated depreciation and amortization...............  (12,332) (10,768)
                                                              --------  -------
Premises and equipment, net.................................. $ 16,319   14,347
                                                              ========  =======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(7) Mortgage Servicing Rights

   The following is a summary of activity affecting the valuation allowance for impairment of mortgage servicing rights for the years ended December 31:

                                                                1999 1998 1997
                                                                ---- ---- ----
Balance at beginning of year................................... $229  62  --
Aggregate additions charged and reductions credited to
 operations....................................................    5 167   62
Aggregate direct writedowns charged against allowance..........  --  --   --
                                                                ---- ---  ---
Balance at end of year......................................... $234 229   62
                                                                ==== ===  ===

(8) Deposits

   A summary of deposits, by type, as of December 31 follows:

                                                                1999     1998
                                                              --------  -------
Transaction accounts......................................... $206,606  184,346
Savings deposits.............................................   30,975   27,939
Insured money market accounts................................   59,768   56,258
Time deposits over $100......................................   53,837   46,712
Other time deposits..........................................  187,138  185,214
Premium on deposits acquired.................................     (637)    (796)
                                                              --------  -------
  Total deposits............................................. $537,687  499,673
                                                              ========  =======

   Interest paid on time deposits of $100 or more amounted to $2,273, $2,636, and $2,784 for the years ended December 31, 1999, 1998 and 1997, respectively.

   The following table displays the aggregate amounts of time deposits with maturities for the years following December 31, 1999:

Maturing within one year.............................................. $215,610
Maturing after one year through two years.............................   12,923
Maturing after two years through three years..........................    6,616
Maturing after three years through five years.........................    5,747
Maturing after five years.............................................       79
                                                                       --------
  Total............................................................... $240,975
                                                                       ========

(9) Short-Term Borrowings

SECURITIES SOLD UNDER AGREEMENTS                         1999     1998    1997
 TO REPURCHASE WITH CUSTOMERS                           -------  ------  ------
Amount outstanding at year-end......................... $ 7,769  11,630  12,224
Average amount outstanding during year.................  15,291  16,112  13,926
Maximum amount outstanding at any month-end............  20,762  18,127  15,112
Weighted average rate paid at year-end.................    1.81%   2.81%   3.44%
Weighted average rate paid during the year.............    3.40%   3.97%   4.01%

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(9) Short-Term Borrowings, Continued

   Bank of America holds the securities underlying these agreements in the Bank's name in safekeeping for the benefit of the Bank's customers.

SECURITIES SOLD UNDER AGREEMENTS
 TO REPURCHASE WITH A BANK
Amount outstanding at year-end.......................... $11,252  10,000    --
Average amount outstanding during year..................   1,277     438    --
Maximum amount outstanding at any month-end.............  11,252  10,000    --
Weighted average rate paid at year-end..................    5.96%   5.32%   -- %
Weighted average rate paid during the year..............    5.96%   5.32%   -- %

   The securities underlying these agreements are held in the Bank's name in safekeeping by Sun Trust for the benefit of the Bank.

FEDERAL FUNDS PURCHASED
Amount outstanding at year-end.......................... $ 7,800     --   1,500
Average amount outstanding during year..................   2,727   2,197  1,353
Maximum amount outstanding at any month-end.............  15,000   9,200  8,125
Weighted average rate paid at year-end..................    5.13%    -- %  6.13%
Weighted average rate paid during the year..............    5.79%   5.60%  6.36%


                                                         1999     1998    1997
COMMERCIAL PAPER (MASTER NOTE)                          -------  ------  ------
Amount outstanding at year-end......................... $12,573  10,859  11,289
Average amount outstanding during year.................  15,273  12,668   9,382
Maximum amount outstanding at any month-end............  17,035  14,084  12,292
Weighted average rate paid at year-end.................    2.06%   3.06%   3.69%
Weighted average rate paid during the year.............    3.44%   4.11%   4.06%

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

(10) Income Taxes

   Components of income tax provision expense/(benefit) for the years ended December 31 are as follows:

                                                             1999   1998   1997
                                                            ------  -----  -----
Current:
  Federal.................................................. $2,724  2,704  1,888
  State....................................................    371    338    268
                                                            ------  -----  -----
                                                             3,095  3,042  2,156
                                                            ------  -----  -----
Deferred:
  Federal..................................................    (57)   (42)   259
  State....................................................    --     --     --
                                                            ------  -----  -----
                                                               (57)   (42)   259
                                                            ------  -----  -----
    Total.................................................. $3,038  3,000  2,415
                                                            ======  =====  =====

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(10) Income Taxes, Continued

   The effective tax rates for the years ended December 31 vary from the Federal statutory rates as follows:

                                                            1999   1998   1997
                                                            ----   ----   ----
U.S. Federal income tax rates.............................. 34.0 % 34.0 % 34.0 %
Changes from statutory rates resulting from:
  Tax-exempt interest income............................... (9.7)  (8.2)  (7.5)
  Expenses not deductible for tax purposes.................   .6     .7     .7
  State taxes, net of Federal income tax benefit...........  2.2    2.3    2.1
  Other....................................................   .3    1.7    (.3)
                                                            ----   ----   ----
Effective tax rates........................................ 27.4 % 30.5 % 29.0 %
                                                            ====   ====   ====

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

                                                                1999     1998
                                                               -------  ------
Deferred tax assets:
  Loan loss reserves.......................................... $ 1,904   1,616
  Basis of intangible assets for tax purposes in excess of
   basis for financial reporting..............................     232     140
  Unrealized loss on securities available for sale............   1,500     --
  Other.......................................................     108      43
                                                               -------  ------
    Total gross deferred tax assets...........................   3,744   1,799
    Less valuation allowance..................................     --      --
                                                               -------  ------
    Net deferred tax assets...................................   3,744   1,799
                                                               -------  ------
Deferred tax liabilities:
  Fixed assets, due to depreciation differences...............    (667)   (571)
  Deferred loan costs deducted for tax purposes as incurred...    (573)   (468)
  Deferred loan fees recognized under the principal reduction
   method for tax purposes....................................    (497)   (388)
  Unrealized gain on securities available for sale............     --     (207)
  Prepaid pension expense.....................................    (436)   (360)
  Other.......................................................     (10)     (8)
                                                               -------  ------
    Total gross deferred tax liabilities......................  (2,183) (2,002)
                                                               -------  ------
    Net deferred tax asset (liability)........................ $ 1,561    (203)
                                                               =======  ======

   A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on securities available for sale. A current period deferred tax benefit related to the change in unrealized gain on securities available for sale of $1,707 has been recorded directly to shareholders equity. The rest of the change in the deferred tax liability results from the current period deferred tax benefit of $57.

   No valuation allowance for deferred tax assets has been established at either December 31, 1999 or 1998. Because of taxes paid in carry back periods, as well as estimates of future taxable income, it is management's belief that realization of the net deferred tax asset is more likely than not.

   Tax returns for 1997 and subsequent years are subject to examination by the taxing authorities.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(11) Employee Benefit Plans

  (a) The Bank has a noncontributory defined benefit pension plan which covers all full-time employees who have at least twelve months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested at five years or more of service. No vesting occurs with less than five years of service. The Bank's Trust Department administers the plan. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

     The following table details the funded status of the plan, the amounts recognized in the Company's consolidated financial statements, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts for the years ended December 31:

                                                                   1999   1998
                                                                  ------  -----
     Change in benefit obligation
       Benefit obligation at beginning of year................... $5,056  3,590
       Service cost..............................................    343    335
       Interest cost.............................................    348    310
       Actuarial loss (gain).....................................   (486)   934
       Benefits paid.............................................   (102)  (113)
                                                                  ------  -----
       Benefit obligation at end of year......................... $5,159  5,056

     Change in plan assets
       Fair value of plan assets at beginning of year............  5,539  4,846
       Actual return on plan assets..............................    491    397
       Employer contribution.....................................    494    409
       Benefits paid.............................................   (102)  (113)
                                                                  ------  -----
       Fair value of plan assets at end of year.................. $6,422  5,539
                                                                  ------  -----

     Funded status...............................................  1,263    483
     Unrecognized prior service cost.............................     60     69
     Unrecognized net actuarial loss.............................    104    617
     Unrecognized transition.....................................    (78)  (103)
                                                                  ------  -----
     Prepaid benefit cost included in other assets............... $1,349  1,066
                                                                  ======  =====

                                                              1999   1998  1997
                                                              -----  ----  ----
     Components of net periodic benefit cost:
       Service cost.......................................... $ 335   237   205
       Interest cost.........................................   310   249   221
       Expected return on plan assets........................  (404) (328) (286)
       Amortization of transition asset......................   (26)  (26)  (26)
       Amortization of prior service cost....................     9     9     9
       Amortization of loss..................................     7    --    --
                                                              -----  ----  ----
       Net periodic benefit cost............................. $ 231   141   123
                                                              =====  ====  ====

     Weighted-average assumptions at December 31:
       Discount rate.........................................  7.75% 7.00% 8.00%
       Rate of increase in compensation levels...............  5.00% 5.00% 5.00%
       Expected long-term rate of return on plan assets......  8.00% 8.00% 8.00%

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(11) Employee Benefit Plans, Continued

  (b) Until February 28, 1997, the Company had an Employee Stock Ownership Plan (ESOP) established by its Board of Directors. The ESOP covered the same employees and had the same vesting schedule as the pension plan. Based on profits, the Company contributed annually to a trust created to acquire shares of the Company's common stock for the exclusive benefit of the participants. During 1997, the Company contributed common stock to the ESOP, which had been previously repurchased as treasury stock, and accounted for these transactions in accordance with Statement of Position 93-6. The Company recorded compensation expense equal to the fair value of the shares contributed. The Company made no contributions in 1999 or 1998 due to the termination of the plan in 1997. The charge to income for contributions to the ESOP for the year ended December 31, 1997 is as follows:

                                                                           1997
                                                                           ----
     Repurchase of treasury stock for ESOP................................ $125
     Investment income received by ESOP...................................  --
                                                                           ----
     Contributions to ESOP................................................ $125
                                                                           ====

     At December 31, 1999, there were no allocated shares in the plan due to the termination of the ESOP as of February 28, 1997.

  (c) Since 1987, the Company has adopted several plans (Stock Option Plans) pursuant to which the Company's Board of Directors may grant incentive and non-incentive stock options to certain key employees and directors of the Company and its subsidiaries. The option price and term of the options shall be determined by the Board on grant date, but shall not be less than 100% of fair market value as of grant date and shall not be greater than 10 years, respectively. Because the Company's stock is not traded on an established market, the fair value may be determined by an annual independent actuarial valuation. As of December 31, 1999 and 1998, 494,000 and 476,000 shares, respectively, had been granted under these plans.

     At December 31, 1999 and 1998, there were 132,000 and 150,000 remaining shares, respectively, available for grant under the Stock Option Plans. Stock option activity for these plans is summarized in the following table:

                                                       Stock    Weighted-Average
                                                      Options    Exercise Price
                                                      --------  ----------------
     Outstanding at December 31, 1996................  216,000       $ 3.19
                                                      --------       ------
     Granted.........................................   18,000         6.88
     Forfeited.......................................   (4,800)        5.84
     Exercised....................................... (113,200)        2.35
                                                      --------       ------
     Outstanding at December 31, 1997................  116,000         4.47
                                                      --------       ------
     Granted.........................................  200,000         8.75
     Exercised.......................................  (29,200)        3.58
                                                      --------       ------
     Outstanding at December 31, 1998................  286,800         7.55
                                                      --------       ------
     Granted.........................................   18,000        11.25
     Exercised.......................................  (27,444)        5.76
                                                      --------       ------
     Outstanding at December 31, 1999................  277,356       $ 7.96
                                                      --------       ------

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(11) Employee Benefit Plans, Continued

   The following table summarizes information about stock options outstanding at December 31, 1999:

                  Options Outstanding                Options Exercisable
      -------------------------------------------------------------------
                               Weighted-
                                Average   Weighted-             Weighted-
       Range of     Number     Remaining   Average    Number     Average
       Exercise   Outstanding Contractual Exercise  Exercisable Exercise
        Prices    at 12/31/99    Life       Price   at 12/31/99   Price
      ----------  ----------- ----------- --------- ----------- ---------
      $3.92-4.13     28,456    3.54 years    4.03      28,456      4.03
      $4.52-4.85     26,500    5.34 years    4.63      26,500      4.63
      $6.88-8.75    204,400    9.95 years    8.65      61,440      8.75
      $11.25         18,000   10.00 years   11.25       3,600     11.25
                    -------   -----------  ------     -------     -----
      Total         277,356    8.85 years  $ 7.96     119,996     $6.80
                    =======   ===========  ======     =======     =====

     The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1999, 1998 and 1997.

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

     The per-share weighted average fair values of stock options granted in 1999, 1998 and 1997 were $4.30, $3.34 and $2.74, respectively. The fair values were estimated as of the respective grant dates using the Black-Scholes option-pricing model. Input variables used in the model included weighted-average risk free interest rates of 5.65%, 5.57% and 6.03%, respectively; expected dividend yields of 1.30%, 1.40% and 1.30%, respectively; and expected volatility factors of 21.30%, 22.20% and 22.3%, respectively; and estimated option lives of 10 years. The pro forma impact on income assumes no options will be forfeited. Had compensation expense for the Company's Stock Option Plan been determined based on the fair value grant date for awards granted in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been effected as shown in the following table:

                                                             1999  1998  1997
                                                            ------ ----- -----
     Net income--as reported............................... $8,069 6,850 5,925
     Net income--pro forma.................................  7,984 6,771 5,912
     Net income per common share--basic, not subject to
      put/call--as reported................................   1.30  1.05  0.98
     Net income per common share--basic, not subject to
      put/call--pro forma..................................   1.29  1.03  0.98
     Net income per common share--dilutive, not subject to
      put/call--as reported................................   1.26  1.02  0.97
     Net income per common share--dilutive, not subject to
      put/call--pro forma..................................   1.25  1.01  0.96

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(11) Employee Benefit Plans, Continued

     The pro forma effects may not be representative of the effects on reported net income for future years as most of the Company's employee stock option grants vest in cumulative increments over a period of five years.

(12) Earnings per Share

   The table below illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the years ended December 31, 1999, 1998 and 1997:

                                              Income       Shares     Per-Share
   1999                                     (Numerator) (Denominator)  Amount
   ----                                     ----------- ------------- ---------
   Basic EPS:
   Income available to common
    stockholders..........................    $8,069      6,208,750     $1.30
                                              ------      ---------     -----
   Effect of dilutive securities: stock
    options...............................       --         178,162       --
   Diluted EPS:
   Income available to common stockholders
    plus assumed exercises of stock
    options...............................    $8,069      6,386,912     $1.26
                                              ======      =========     =====

                                              Income       Shares     Per-Share
   1998                                     (Numerator) (Denominator)  Amount
   ----                                     ----------- ------------- ---------
   Basic EPS:
   Income available to common
    stockholders..........................    $5,902      5,631,040     $1.05
                                              ------      ---------     -----
   Effect of dilutive securities: stock
    options...............................       --         145,168       --
   Diluted EPS:
   Income available to common stockholders
    plus assumed exercises of stock
    options...............................    $5,902      5,776,208     $1.02
                                              ======      =========     =====

                                              Income       Shares     Per-Share
   1997                                     (Numerator) (Denominator)  Amount
   ----                                     ----------- ------------- ---------
   Basic EPS:
   Income available to common
    stockholders..........................    $5,455      5,544,596     $0.98
                                              ------      ---------     -----
   Effect of dilutive securities: stock
    options...............................       --         104,742       --
   Diluted EPS:
   Income available to common stockholders
    plus assumed exercises of stock
    options...............................    $5,455      5,649,338     $0.97
                                              ======      =========     =====

(13) Related Party Transactions

   Certain of the Company's directors and executive officers are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $2,648 and $3,128 at December 31, 1999 and 1998, respectively. From January 1 through December 31, 1999, these directors and executive officers and their related interests borrowed $1,055 and repaid $1,535. In the opinion of management, these loans do not involve more than the normal risk of collectibility and do not present other unfavorable features.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(14) Commitments and Contingencies

   On December 31, 1999, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment that have initial terms of more than one year. The minimum scheduled payments under these leases are as follows:

      2000..............................................................  $  481
      2001..............................................................     479
      2002..............................................................     476
      2003..............................................................     397
      2004..............................................................     281
      Subsequent years..................................................   1,583
                                                                          ------
                                                                          $3,697
                                                                          ======

   Rental expense was $469, $417 and $392 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

 (a)Cash and Due From Banks

   The carrying value approximates fair value.

 (b) Investment Securities Held to Maturity and Available For Sale

   The fair values of investment securities are derived from quoted market prices.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(15) Disclosures Regarding Fair Value of Financial Instruments, Continued

 (c)Federal Home Loan Bank Stock

   No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

 (d) Loans Held for Sale

   The fair value of loans held for sale is based on prices for outstanding commitments to sell these loans.

 (e) Loans

   The current value of variable-rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1999 and 1998, approximates market.

   For credit cards and lines of credit the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

   Unused loan commitments are at adjustable rates, which fluctuate with the prime rate or are funded within ninety days. The current amounts of these commitments approximate their fair value. Please see note 5 for these amounts.

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

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(15) Disclosures Regarding Fair Value of Financial Instruments, Continued

   The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                 1999               1998
                                          ------------------ ------------------
                                                   Estimated          Estimated
                                          Carrying   Fair    Carrying   Fair
                                           Amount    Value    Amount    Value
                                          -------- --------- -------- ---------
Cash and due from banks.................. $ 42,446   42,446   27,929    27,929
                                          ========  =======  =======   =======
Federal funds sold....................... $  1,371    1,371      110       110
                                          ========  =======  =======   =======
Federal Home Loan Bank stock............. $  1,733    1,733    1,541     1,541
                                          ========  =======  =======   =======
Investment securities held to maturity... $     --       --   66,455    68,737
                                          ========  =======  =======   =======
Investment securities available for
 sale.................................... $106,772  106,772   46,087    46,087
                                          ========  =======  =======   =======
Loans held for sale...................... $  1,169    1,169    2,122     2,122
                                          ========  =======  =======   =======
Loans:
  Commercial mortgage.................... $139,003  138,717  125,753   125,490
  Commercial other.......................  116,727  116,324  101,314   101,043
  Real estate--mortgage..................   32,756   32,725   24,877    24,885
  Installment mortgage...................   77,844   77,801   79,030    78,851
  Installment other......................   79,427   78,253   82,292    81,339
                                          --------  -------  -------   -------
    Total loans, gross................... $445,757  443,820  413,266   411,608
                                          ========  =======  =======   =======
Deposits................................. $537,687  537,750  499,673   501,848
                                          ========  =======  =======   =======
Borrowings:
  Securities sold under agreements to
   repurchase............................ $ 19,021   19,021   21,630    21,630
  Commercial paper.......................   12,573   12,573   10,859    10,859
  Federal funds purchased................    7,800    7,800       --        --
                                          --------  -------  -------   -------
                                          $ 39,394   39,394   32,489    32,489
                                          ========  =======  =======   =======

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(16) Palmetto Bancshares, Inc. (Parent Company)

   The Parent Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that the Bank can pay to the Parent Company. At December 31, 1999, the Bank had available retained earnings of approximately $6,814 for payment of dividends.

   The Parent Company's principal asset is its investment in its bank subsidiary. The Parent Company's condensed statements of financial condition data as of December 31, 1999 and 1998, and the related condensed statements of operations data and cash flow data for the three-year period ended December 31, 1999 are as follows:

                            Financial Condition Data

                                                                   1999    1998
                                                                  ------- ------
Assets
Cash............................................................. $   197     40
Due from subsidiary..............................................  12,573 10,859
Investment in wholly-owned bank subsidiary.......................  44,604 41,157
Goodwill.........................................................     826    888
                                                                  ------- ------
    Total assets................................................. $58,200 52,944
                                                                  ======= ======
Liabilities and Shareholders' Equity
Commercial paper (Master notes).................................. $12,573 10,859
                                                                  ------- ------
    Total liabilities............................................  12,573 10,859
                                                                  ------- ------
Common stock subject to put/call.................................     --   4,732
Shareholders' equity.............................................  45,627 37,353
                                                                  ------- ------
    Total liabilities and shareholders' equity................... $58,200 52,944
                                                                  ======= ======

                                Operations Data

                                                           1999   1998   1997
                                                          ------  -----  -----
Interest income from commercial paper (Master notes)..... $  526    521    381
Other interest income....................................    --     --       5
Dividends received from Bank.............................  1,956  1,544  1,165
Equity in undistributed earnings of subsidiary...........  6,174  5,376  4,840
Interest expense on commercial paper (Master notes)......   (526)  (521)  (381)
Other operating expenses.................................    (61)   (70)   (85)
                                                          ------  -----  -----
Net income............................................... $8,069  6,850  5,925
                                                          ======  =====  =====

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(16) Palmetto Bancshares, Inc. (Parent Company), Continued

                                 Cash Flow Data

                                                        1999     1998    1997
                                                       -------  ------  ------
   Cash flows from operating activities:
    Net income.......................................  $ 8,069   6,850   5,925
    Decrease (increase) in due from subsidiary.......   (1,714)    430  (3,557)
    Earnings retained by wholly owned subsidiary.....   (6,174) (5,376) (4,840)
    Amortization of goodwill.........................       62      61      61
                                                       -------  ------  ------
      Net cash provided (used) by operating
       activities....................................      243   1,965  (2,411)
                                                       -------  ------  ------
   Cash flows from financing activities:
    Net change in commercial paper...................    1,714    (430)  3,854
    Proceeds from issuance of common stock...........      156     104     266
    Retirement of common stock.......................      --      (78)    --
    Sale of treasury stock...........................      --      --      125
    Cash transfer to Bank capital....................      --      --     (885)
    Dividends paid...................................   (1,956) (1,544) (1,165)
                                                       -------  ------  ------
      Net cash (used) provided by financing
       activities....................................      (86) (1,948)  2,195
                                                       -------  ------  ------
   Net increase (decrease) in cash...................      157      17    (216)
   Cash at beginning of year.........................       40      23     239
                                                       -------  ------  ------
   Cash at end of year...............................  $   197      40      23
                                                       =======  ======  ======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(17) Regulatory Capital Requirements

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

   At December 31, 1999 and 1998 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                   To Be Well
                                                                   Capitalized
                                                                  Under Prompt
                                                    For Capital    Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
As of December 31, 1999:
 Total capital to risk-weighted
  assets:
  Company.......................... $48,376 10.68% $36,241 8.00%  $45,301   N/A
  Bank............................. $48,178 10.64% $36,241 8.00%  $45,301 10.00%
 Tier 1 capital to risk-weighted
  assets:
  Company.......................... $42,705  9.43% $18,120 4.00%  $27,181   N/A
  Bank............................. $42,507  9.38% $18,120 4.00%  $27,181  6.00%
 Tier 1 capital to average assets:
  Company.......................... $42,705  6.96% $24,530 4.00%  $30,663   N/A
  Bank............................. $42,507  6.93% $24,532 4.00%  $30,665  5.00%

As of December 31, 1998:
 Total capital to risk-weighted
  assets:
  Company.......................... $43,065 10.16% $33,908 8.00%  $42,385   N/A
  Bank............................. $43,025 10.15% $33,908 8.00%  $42,385 10.00%
 Tier 1 capital to risk-weighted
  assets:
  Company.......................... $37,761  8.91% $16,954 4.00%  $25,431   N/A
  Bank............................. $37,721  8.90% $16,954 4.00%  $25,431  6.00%
 Tier 1 capital to average assets:
  Company.......................... $37,761  6.79% $22,232 4.00%  $27,790   N/A
  Bank............................. $37,721  6.78% $22,270 4.00%  $27,838  5.00%

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers" on pages 2 through 4 in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 8 and pages 11 through 12 in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 11 through 12 in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on page 12 in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (2) Additional financial statement schedules furnished pursuant to the requirements of Form 10-K

     All other schedules have been omitted as the required information is either inapplicable or included in the Notes to the Consolidated Financial Statements.

  (3) Exhibits:

     Exhibit
       No.                               Description
     -------                             -----------
     3.1.1   Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by
             reference to Exhibit 3 to the Company's Registration Statement on
             Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987
     3.1.2   Articles of Amendment filed on May 5, 1988 in the office of the
             Secretary of State of South Carolina: Incorporated by reference to
             Exhibit 4.1.2 to the Company's Registration Statement on Form S-8,
             Commission File No. 33-51212 filed with the Securities and
             Exchange Commission on August 20, 1992
     3.1.3   Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by
             reference to Exhibit 4.1.3 to the Company's Registration Statement
             on Form S-8, Commission File No. 33-51212 filed with the
             Securities and Exchange Commission on August 20, 1992
     3.1.4   Articles of Amendment filed on April 23, 1990 in the office of the
             Secretary of State of South Carolina: Incorporated by reference to
             Exhibit 4.1.4 to the Company's Registration Statement on Form S-8,
             Commission File No. 33-51212 filed with the Securities and
             Exchange Commission on August 20, 1992
     3.1.5   Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by
             reference to Exhibit 3.1.5 to the Company's Quarterly Report on
             Form 10-Q for the fiscal quarter ended September 30, 1996.
     3.1.6   Articles of Amendment filed on May 17, 1999 in the office of the
             Secretary of State of South Carolina: incorporated by reference to
             Exhibit 3.1.6 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999.
     3.2.1   By-Laws adopted April 10, 1990. Incorporated by reference to
             Exhibit 3.2.1 to the Company's 1996 Annual Report on Form 10-K,
             filed with the Securities and Exchange Commission on March 30,
             1997.
     3.2.2   Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company's 1996 Annual Report on
             Form 10-K, filed with the Securities and Exchange Commission on
             March 30, 1997.
     3.2.3   Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company's 1998 Annual Report on
             Form 10-K, filed with the Securities and Exchange Commission on
             March 19, 1999.
     4.1.1   Articles of Incorporation of the Registrant: Included in Exhibits
             3.1.1-.5
     4.2     Bylaws of the Registrant: Included in Exhibit 3.2.1-.3
     4.3     Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-
             8, Commission File No. 33-51212, filed with the Securities and
             Exchange Commission on August 20, 1992
     4.4     Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's 1997 Annual
             Report on Form 10-K, filed with the Securities and Exchange
             Commission on March 23, 1998.
     21.1+   List of Subsidiaries of the Registrant
     27.1+   Financial Data Schedule

--------
* Management contract or compensatory plan or arrangement.
+ Filed herewith.

  (b) Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1999.

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

                                          PALMETTO BANCSHARES, INC.

                                          By: _________________________________
                                                 /s/ L. Leon Patterson
                                                    L. Leon Patterson
                                                   Chairman and Chief
                                                    Executive Officer

                                          By: _________________________________
                                                 /s/ Paul W. Stringer
                                                    Paul W. Stringer
                                              President and Chief Operating
                                                         Officer
                                               (Chief Accounting Officer)

Date: February 15, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

             Signature                        Title                     Date
             ---------                        -----                     ----

      /s/ L. Leon Patterson                  Director            February 15, 2000
____________________________________
         L. Leon Patterson

       /s/ Paul W. Stringer                  Director            February 15, 2000
____________________________________
          Paul W. Stringer

       /s/ James A. Cannon                   Director            February 15, 2000
____________________________________
          James A. Cannon

      /s/ W. Fred Davis, Jr.                 Director            February 15, 2000
____________________________________
         W. Fred Davis, Jr.

       /s/ Michael D. Glenn                  Director            February 15, 2000
____________________________________
          Michael D. Glenn

                                             Director            February   , 2000
____________________________________
        David P. George, Jr.

     /s/ John T. Gramling, II                Director            February 15, 2000
____________________________________
        John T. Gramling, II

   /s/ James M. Shoemaker, Jr.               Director            February 15, 2000
____________________________________
      James M. Shoemaker, Jr.

    /s/ J. David Wasson, Jr.                 Director            February 15, 2000
____________________________________
        J. David Wasson, Jr.

         /s/ Ann B. Smith                    Director            February 15, 2000
____________________________________
            Ann B. Smith

    /s/ Edward Keith Snead III               Director            February 15, 2000
____________________________________
       Edward Keith Snead III

       /s/ William S. Moore                  Director            February 15, 2000
____________________________________
          William S. Moore

                                 EXHIBIT INDEX

 Exhibit
   No.                              Description
 -------                            -----------
  3.1.1  Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by
         reference to Exhibit 3 to the Company's Registration Statement
         on Form S-4, Commission File No. 33-19367, filed with the
         Securities and Exchange Commission on December 30, 1987
  3.1.2  Articles of Amendment filed on May 5, 1988 in the office of the
         Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form
         S-8, Commission File No. 33-51212 filed with the Securities and
         Exchange Commission on August 20, 1992
  3.1.3  Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by
         reference to Exhibit 4.1.3 to the Company's Registration
         Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992
  3.1.4  Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by
         reference to Exhibit 4.1.4 to the Company's Registration
         Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992
  3.1.5  Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: incorporated by
         reference to Exhibit 3.1.5 to the Company's quarterly report on
         Form 10-Q for the fiscal quarter ended September 30, 1996.
  3.1.6  Articles of Amendment filed on May 17, 1999 in the office of the
         Secretary of State of South Carolina: incorporated by reference to Exhibit 3.1.6 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999.
  3.2.1  By-Laws adopted April 10, 1990. Incorporated by reference to
         Exhibit 3.2.1 to the Company's 1996 Annual Report on Form 10-K,
         filed with the Securities and Exchange Commission on March 30,
         1997.
  3.2.2  Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company's 1996 Annual Report
         on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997.
  3.2.3  Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company's 1998 Annual Report
         on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999.
  4.1.1  Articles of Incorporation of the Registrant: Included in
         Exhibits 3.1.1-.5
  4.2    Bylaws of the Registrant: Included in Exhibit 3.2.1-.3
  4.3    Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form
         S-8, Commission File No. 33-51212, filed with the Securities and
         Exchange Commission on August 20, 1992
  4.4    Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as
         amended to date. Incorporated by reference to the Company's 1997
         Annual Report on Form 10-K, filed with the Securities and
         Exchange Commission on March 23, 1998.
  21.1+  List of Subsidiaries of the Registrant
  27.1+  Financial Data Schedule

--------
+ Filed herewith.