Form 10-Q
period 2000-03-31
PALMETTO BANCSHARES INC
filed 2000-05-11
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
     ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                         Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                                     74-2235055
     ---------------------------------                    ----------------------
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
              ( Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                Outstanding at May 9, 2000
    -----------------------------              -------------------------------
    Common stock, $5.00 par value                        6,240,034

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000



                                INDEX                                  Page No.
                                -----                                  --------



PART I - FINANCIAL INFORMATION
------------------------------

Consolidated Balance Sheets at March 31, 2000 and
December 31, 1999                                                           1

Consolidated Income Statements for the Three Months
Ended March 31, 2000 and 1999                                               2

Consolidated Statements of Changes in Shareholders' Equity
and Comprehensive Income for the Three Months Ended
March 31, 2000 and 1999                                                     3

Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 2000 and 1999                              4

Notes to Consolidated Interim  Financial Statements                     5 - 6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                          6 - 12


PART II - OTHER INFORMATION                                             13-14
---------------------------

SIGNATURES                                                                 15
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                              March 31, 2000       December 31, 1999
Assets                                                                         (unaudited)
Cash and due from banks                                                         $ 34,743               $ 42,446
Federal funds sold                                                                 6,879                  1,371
Federal Home Loan Bank stock, at cost                                              1,733                  1,733
Investment securities available for sale (amortized cost of $109,916
     and $110,670, in 2000 and 1999, respectively)                               104,170                106,772
Loans held for sale                                                                  116                  1,169
Loans                                                                            454,999                445,757
     Less allowance for loan losses                                               (6,166)                (6,362)
                                                                                --------------------------------
             Loans, net                                                          448,833                439,395

Premises and equipment, net                                                       16,657                 16,319
Accrued interest                                                                   4,328                  4,648
Other assets                                                                      12,603                 11,982
                                                                                --------------------------------
             Total assets                                                       $630,062               $625,835
                                                                                ================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                         92,672                 85,796
     Interest-bearing                                                            456,368                452,528
                                                                                --------------------------------
             Total deposits                                                      549,040                538,324

Securities sold under agreements to repurchase                                    16,759                 19,021
Commercial paper (Master notes)                                                   14,981                 12,573
Federal funds purchased                                                                -                  7,800
Other liabilities                                                                  2,316                  2,490
                                                                                --------------------------------
             Total liabilities                                                   583,096                580,208

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   6,239,034 issued and outstanding in 2000; and
   6,226,834 issued and outstanding in 1999                                       31,195                 31,134
Capital surplus                                                                       15                      -
Retained earnings                                                                 18,224                 16,890
Accumulated other comprehensive loss                                              (2,468)                (2,397)
                                                                                --------------------------------
             Total shareholders' equity                                           46,966                 45,627
                                                                                --------------------------------
             Total liabilities and shareholders' equity                         $630,062               $625,835
                                                                                ================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
               For the three months ended March 31, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                                                        2000          1999
Interest income:
  Interest and fees on loans                                          $ 9,497       $ 8,943
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                           224           240
     State and municipal                                                  810           813
     Mortgage-backed securities                                           437           405
  Interest on federal funds sold                                           79            28
  Dividends on FHLB stock                                                  34            31
                                                                       --------------------
             Total interest income                                     11,081        10,460

Interest expense:
  Interest on deposits                                                  4,187         3,669
  Interest on securities sold under agreements to repurchase              231           158
  Interest on federal funds purchased                                      36            64
  Interest on commercial paper (Master notes)                             147           105
                                                                       --------------------
             Total interest expense                                     4,601         3,996
                                                                       --------------------
             Net interest income                                        6,480         6,464
Provision for loan losses                                                 525           491
             Net interest income after provision for
                loan losses                                             5,955         5,973
                                                                       --------------------
Non-interest income:
  Service charges on deposit accounts                                   1,016           880
  Fees for trust services                                                 532           394
  Investment securities gains                                               -            25
  Other income                                                            629           450
                                                                       --------------------
             Total non-interest income                                  2,177         1,749

Non-interest expense:
  Salaries and other personnel                                          2,663         2,441
  Net occupancy                                                           488           432
  Furniture and equipment                                                 580           470
  FDIC assessment                                                          28            50
  Postage and supplies                                                    322           274
  Marketing and advertising                                               186           236
  Telephone                                                               200           146
  Cardholder processing expense                                           138           103
  Other expense                                                           889           843
                                                                       --------------------
             Total non-interest expense                                 5,494         4,995
                                                                       --------------------
             Income before income taxes                                 2,638         2,727
                                                                       --------------------
Income tax provision                                                      743           836
                                                                       --------------------
             Net income                                                $1,895        $1,891
                                                                       ====================
             Net income per share-basic                                $ 0.30        $ 0.30
             Net income per share-dilutive                             $ 0.30        $ 0.30
             Cash dividends declared per share                         $ 0.09        $ 0.07

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)
               For the three months ended March 31, 2000 and 1999
                             (Dollars in thousands)



                                                                                                                   Common
                                                                                                Accumulated        Stock
                                                                         Capital                   Other         Subject to
                                                               Common    Surplus   Retained    Comprehensive      Put/Call
                                                                Stock   (Deficit)  Earnings  Income (Loss), Net    Option    Total
                                                               --------------------------------------------------------------------
Balance at December 31, 1998                                   30,997      (19)     10,777           330           (4,732)   37,353
Net income                                                                           1,891                                    1,891
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $491                                                                                                 784
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $10                                                                               (15)

     Net unrealized gains on securities                                                              769
                                                                                                                             -------
Comprehensive income                                                                                                          2,660
Cash dividend declared                                                                (435)                                    (435)
Issuance of 7,844 shares in connection with stock options          39       13                                                   52
                                                               --------------------------------------------------------------------
Balance at March 31, 1999                                      31,036       (6)     12,233         1,099           (4,732)   39,630
                                                               ====================================================================
Balance at December 31, 1999                                   31,134        -      16,890        (2,397)               -    45,627
Net income                                                                           1,895                                    1,895
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $44                                                                                                  (71)
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $0
     Net unrealized losses on securities                                                             (71)                         -
                                                                                                                              -----
Comprehensive income                                                                                                          1,824
Cash dividend declared                                                                (561)                                    (561)
Issuance of  shares in connection with stock options               61       15                                                   76
                                                               --------------------------------------------------------------------
Balance at March 31, 2000                                      31,195       15      18,224        (2,468)               -    46,966
                                                               ====================================================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 2000 and 1999
                             (Dollars in thousands)

                                                                                             2000          1999
                                                                                             ------------------
Cash flows from operating activities:
  Net income                                                                               $ 1,895       $ 1,891
  Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation and amortization                                                    579           625
              Gain on sale of investment securities                                              -           (25)
              Provision for loan losses                                                        525           491
              Origination of loans held for sale                                              (993)       (9,719)
              Sale of loans held for sale                                                    2,057         8,130
              Gain on sale of loans                                                            (11)          (54)
              Change in accrued interest receivable                                            320           439
              Change in other assets                                                          (775)         (670)
              Change in other liabilities, net                                                (130)          756
                                                                                            ---------------------
                          Net cash provided by operating activities                          3,467         1,864

Cash flows from investing activities:
  Purchase of investment securities available for sale                                           -        (5,234)
  Proceeds from maturities of investment securities available for sale                       1,014         9,780
  Proceeds from sale of investment securities available for sale                                 -         3,610
  Principal paydowns on mortgage-backed securities available for sale                        1,461         2,682
  Purchase of Federal Home Loan Bank stock                                                       -          (192)
  Net increase in loans                                                                     (9,963)       (7,541)
  Purchases of premises and equipment                                                         (751)         (679)
                                                                                            ---------------------
                          Net cash provided by (used in) investing activities               (8,239)        2,426

Cash flows from financing activities:
  Net increase in deposit accounts                                                          10,716           930
  Net decrease in securities sold under agreements to repurchase                            (2,262)       (7,966)
  Net increase in commercial paper                                                           2,408         3,741
  Net decrease in federal funds purchased                                                   (7,800)            -
  Proceeds from issuance of common stock                                                        76            52
  Dividends paid                                                                              (561)         (435)
                                                                                            ---------------------
                          Net cash provided by (used in) financing activities                2,577        (3,678)
                                                                                            ---------------------
Net increase (decrease) in cash and cash equivalents                                        (2,195)          612
                                                                                            ---------------------
Cash and cash equivalents at beginning of the period                                        43,817        28,039
                                                                                            ---------------------
Cash and cash equivalents at end of the period                                             $41,622       $28,651
                                                                                            =====================
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                        4,541         4,076
                                                                                            ---------------------
     Income taxes                                                                               76           294
                                                                                            ---------------------

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available
          for sale, before tax                                                                (115)        1,250
                                                                                            ---------------------
    Transfer of investment securities held to maturity to available for sale                     -        66,455
                                                                                            ---------------------
    Loans transferred to other real estate owned                                                 -           249
                                                                                            ---------------------

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 1999.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and three-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.
     Certain amounts from 1999 have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.


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


3.  Summary of Significant Accounting Policies
    ------------------------------------------

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


4.  Stock Split
    -----------

     On December 14, 1999, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record as of January 3, 2000. All number of common shares outstanding and per share amounts contained in this report have been retroactively restated to give effect to the stock split.



                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1999 TO
MARCH 31, 2000


Forward-Looking Statements
--------------------------

     This document may contain certain "forward-looking statements," within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to certain risks, uncertainties, and assumptions. Factors that could influence the matters discussed in certain forward-looking statements include the relative levels of market interest rates, loan prepayments and deposit decline rates, the timing and amount of revenues that may be recognized by the Company, continuation of current revenue, expense and charge-off trends, legal and regulatory changes, and general changes in the economy. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of the document. The Company assumes no obligation to update any forward-looking statements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them.


Assets
------

     Liquid assets, which include cash, federal funds sold, and investments available for sale decreased by $4.8 million, or 3%, for the three-month period. The decrease in liquid assets was attributable to the $7.7 million decrease in cash and due from banks and the $2.6 million decrease in investment securities available for sale, offset by the $5.5 million increase in federal funds sold. The decrease in investment securities available for sale is attributed to $1.0 million in maturities and $1.5 million in principal paydowns.

     Loans, net, increased by $9.4 million, or 2%, during the three-month period as a result of normal growth. The Company decreased the allowance for loan losses to 1.36% from 1.42% at March 31, 2000 and 1999, respectively. Management feels the allowance is adequate at March 31, 2000 due to the fact that over the last 12 to 18 months the Bank has been charging off significant amounts of lower quality loans, improving its underwriting standards, and shifting its emphasis toward higher-dollar, higher-quality loans.

     At March 31, 2000, the Company had $116,000 in loans held for sale with commitments to sell these loans in April and May 2000. The mortgage servicing rights related to the mortgage servicing department's activities were $1.1 million at March 31, 2000, which approximates their fair value. Loans serviced for the benefit of others amounted to $139.5 million at March 31, 2000.

     Other assets increased by $621,000, or 5%, due to normal growth offset by the amortization of intangibles and various prepaids.


Liabilities and Shareholders' Equity
------------------------------------

     Deposit balances increased by 2% during the three-month period, from $538.3 million to $549.0 million due to normal growth.

     Securities sold under agreements to repurchase decreased by $2.3 million, or 12%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $2.4 million, or 19%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders' equity increased by $1.3 million, or 3%, for the three-month period as a result of comprehensive income of $1.8 million, less dividends paid of $561,000.


Liquidity
---------

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% and 25%. At March 31, 2000, the Company's liquidity ratio was 15%.

     At March 31, 2000, the Bank has unused short-term lines of credit totaling approximately $35 million (which are withdrawable at the lender's option). At March 31, 2000, unused borrowing capacity from the FHLB totaled $48 million. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.09 per share in dividends so far in 2000. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.72%. At March 31, 2000, the Bank had $3.4 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.


Capital Resources
-----------------

     As of March 31, 2000, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

----------------------------- -------------- --------------- -------------------
                                                ADEQUATELY
                                  AS OF        CAPITALIZED     WELL-CAPITALIZED
                                 3/31/00       REQUIREMENT        REQUIREMENT
----------------------------- -------------- --------------- -------------------
Company:
-------

   Total Risk-based Capital      10.78%            8.00%            10.00%

   Tier 1 Risk-based Capital      9.53             4.00              6.00

   Tier 1 Leverage Ratio          7.27             4.00              5.00


Bank:
----

   Total Risk-based Capital      10.72             8.00             10.00

   Tier 1 Risk-based Capital      9.47             4.00              6.00

   Tier 1 Leverage Ratio          7.23             4.00              5.00
----------------------------- -------------- --------------- -------------------

     Because the Bank's total risk-based capital ratio is 10.72%, the Company is defined to be "well-capitalized" under currently applicable regulatory guidelines.


Accounting and Reporting Matters
--------------------------------

     The Financial Accounting Standards Board has not released any accounting pronouncements that have not been adopted and that affect the Company or the Bank.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


       Net income for the three months ended March 31, 2000 and 1999 was $1,895,000 and $1,891,000, respectively. Net income per common share-basic was $0.30 for both periods. Net income per common share-dilutive was $0.30 for both periods.


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

     For the three-month period ended March 31, 2000 and 1999, net interest income was $6,480,000 and

$6,464,000, respectively. This static net interest income was the result of increases in the volume of earning assets offset by a decrease in the average tax-equivalent net interest margin. Earning assets averaged $560.0 million and $532.8 million during the first quarters of 2000 and 1999, respectively. The increases in volume were due to the growth of loans. The average tax-equivalent net interest margin for the 2000 period was 4.86%, compared to 5.14% for the same period in 1999.

     Interest and fees on loans increased 6%, from $8.9 million to $9.5 million, for the 2000 three-month period compared to the corresponding period in 1999 due to increased volume offset by a slight decrease in average loan rates from 8.54% at March 31, 1999 to 8.44% at March 31, 2000. Interest on investment securities remained constant for the 2000 three-month period compared to the corresponding period in 1999 due to decreased volume offset by an increase in the average rate from 6.83% at March 31, 1999 to 6.91% at March 31, 2000. Interest income on federal funds sold increased $51,000 due to increased average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, remained constant at 7.96% for the three months ended March 31, 2000 and 1999.

     Total interest expense increased by 15%, from $4.0 million to $4.6 million, due to an increase in the average cost of interest-bearing liabilities from 3.60% for the quarter ended March 30, 1999 to 3.85% for the quarter ended March 31, 2000.


Market Risk
-----------

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company"s market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing and investing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. This risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

       Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point change over twelve months. The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates which might adversely affect its net interest margin. The Company does not feel that the market risk to the Company has changed significantly since December 31, 1999.


Provision for Loan Losses
-------------------------

       The provision for loan losses increased to $525,000 from $491,000 for the three months ended March 31, 2000 and 1999, respectively, due to loan growth. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment, deserve recognition in estimating loan losses.


       Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $2,147,000 and $1,292,000 at March 31, 2000 and 1999, respectively. The annualized net charge-off ratio has increased from 0.31% at March 31, 1999 to 0.65% at March 31, 2000. The increase in net charge-offs can be attributed to the sales finance area of the Bank. During 1999 and 2000, the Bank redirected its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as expected, contributed to the increase of charge-offs as these lower-quality loans were eliminated. Management believes it has taken these lower quality loans into consideration in estimating the level of the allowance for loan losses, nevertheless, charge-offs are expected to remain high until this process is complete.

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


Non-interest Income
-------------------

       Total non-interest income increased by $428,000, or 24%, for the three months ended March 31, 2000, as compared to the same period in 1999. The largest portion of this increase can be attributed to other income, which increased by $179,000, or 40%, during the 2000 period compared to the same period in 1999 due primarily to an increase in mortgage servicing fee income of $117,000 as a result of a partial reduction of the valuation allowance due to the increasing rate environment. Also included in other income is brokerage commissions, which increased $31,000 due to new business.

       Another contributor to the increase is fees for trust services, which increased by $138,000 or 35% due to a new fee structure, new business and increased assets under management. At March 31, 2000, assets under management amounted to $212.4 million compared to $194.0 million at March 30, 1999, a 10% increase.


Non-interest Expense
--------------------

       Total non-interest expense increased by $499,000, or 10%, during the 2000 three-month period compared to the same period in 1999. The largest contributor to this increase was salaries and other personnel expense, which increased $222,000 or 9% due to normal raises, and new employees related to growth. The number of full-time equivalent employees was 336 and 312 at March 31, 2000 and 1999, respectively.

       The second biggest contributor to this increase was furniture and equipment expense, which increased $110,000, or 23%, due to a $47,000 increase in depreciation related to furniture acquired in the past year, a $50,000 increase in lease and rentals due to new item processing and sorter equipment being leased, and an $8,000 increase in maintenance contracts due to maintenance on this new equipment.


Income Taxes
------------

       The Company incurred income tax expense of $743,000 for the 2000 three-month period compared to $836,000 for the same period in 1999 due to an expected decrease in taxable income. This expense is based on an expected annual effective tax rate of approximately 28% for the quarter-ended March 31, 2000. The effective tax rate for the same period in 1999 was 31% and the effective tax rate for the year ended December 31, 1999 was 27.4%


Net Income Per Share
--------------------

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three-months ended March 31, 2000 and 1999

(dollars in thousands except per share numbers):

                                                                  Income             Shares           Per-Share
   2000                                                         (Numerator)       (Denominator)        Amount
   ----                                                         ---------------------------------------------
   Basic EPS:
   Net income                                                    $1,895             6,233,019           $0.30
                                                                 --------------------------------------------
   Effect of dilutive securities: stock options                      --               179,645           --
   Diluted EPS:
   Net income plus assumed exercises of stock options            $1,895             6,412,664           $0.30
                                                                 ============================================

                                                                  Income             Shares           Per-Share
   1999                                                         (Numerator)       (Denominator)        Amount
   ----                                                         ---------------------------------------------
   Basic EPS:
   Net income                                                    $1,891             6,204,702           $0.30
                                                                 --------------------------------------------
   Effect of dilutive securities: stock options                      --               173,837           --
   Diluted EPS:
   Net income plus assumed exercises of stock options            $1,891             6,378,539           $0.30
                                                                 ============================================

INDUSTRY DEVELOPMENTS

       In November 1999, the Gramm-Leach-Bliley Act was signed into law. This bill provides the Palmetto Bank and the banking industry new opportunities to compete at the local, national and international levels, allowing financial institutions to better serve their customers' needs. The Act greatly expands the powers of banks and bank holding companies to sell financial products and services, including securities, insurance and financial planning and investment advice; fully closes the so-called "unitary thrift holding company loophole," which currently permits commercial companies to own and operate thrifts; reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding; and protects banks from discriminatory state insurance regulation. The bill also restricts financial institutions' ability to share nonpublic personal customer information with third parties. Management is pleased with the passage of this bill as it opens up avenues for the Bank to offer new financial products and services to our customers.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits:

         Exhibit No.                Description
         -----------                -----------

         3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South
                           Carolina: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

         3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                           Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South
                           Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

         3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina:
                           Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992


         3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South
                           Carolina: Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 30, 1996.


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

         27.1*             Financial Data Schedule

         * Filed herewith.


(b) Reports on Form 8-K

         The Company did file a Form 8-K during the three months ended March 31, 2000 to announce its two-for-one stock split effected in the form of a 100% stock dividend.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

/s/  L. Leon Patterson
______________________________________
 L. Leon Patterson
 Chairman and Chief Executive Officer


/s/ Paul W. Stringer
______________________________________
 Paul W. Stringer
 President and Chief Operating Officer
(Chief Accounting Officer)

Date:  May 9, 2000
       ____________________________

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

  3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 30, 1996.

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

  3.2.2 Amendment to By-Laws dated April 12, 1994: Incorporated by reference to Exhibit 3.2.2 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997

  3.2.3 Amendment to By-Laws dated January 19, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company's Annual Report on Form

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