Form 10-Q
period 2000-06-30
PALMETTO BANCSHARES INC
filed 2000-08-14
CIK 706874

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

    __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      OR
    ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

    Commission File Number 0-26016

                           PALMETTO BANCSHARES, INC.
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 South Carolina                         74-2235055
       ---------------------------------            -------------------
          (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)            Identification No.)


                             301 Hillcrest Drive
                            Laurens, South Carolina
                                     29360
                    --------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (864) 984-4551
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at August 9, 2000
       -----------------------------          -----------------------------
       Common stock, $5.00 par value                     6,244,034

                           PALMETTO BANCSHARES, INC.

                         Quarterly Report on Form 10-Q
               For the Quarter and Six Months Ended June 30, 2000



                         INDEX                                 Page No.
                         -----                                 --------

PART I - FINANCIAL INFORMATION
------------------------------

Consolidated Balance Sheets at June 30, 2000 and

December 31, 1999                                                     1


Consolidated Income Statements for the Three Months

Ended June 30, 2000 and 1999                                          2

Consolidated Income Statements for the Six Months

Ended June 30, 2000 and 1999                                          3


Consolidated Statements of Changes in Shareholders'
Equity and Comprehensive Income for the Six Months
Ended June 30, 2000 and 1999                                          4


Consolidated Statements of Cash Flows for

the Six Months Ended June 30, 2000 and 1999                           5


Notes to Consolidated Interim  Financial Statements                   6


Management's Discussion and Analysis of

Financial Condition and Results of Operations                      7-16


PART II - OTHER INFORMATION                                       17-19
---------------------------


SIGNATURES                                                           20
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets (unaudited)
                    (Dollars in thousands, except share data)

                                                                                  June 30, 2000       December 31, 1999
                                                                                 ----------------------------------------
Assets
Cash and due from banks                                                                  $    32,221         $     42,446
Federal funds sold                                                                             1,378                1,371
Federal Home Loan Bank stock, at cost                                                          1,733                1,733
Investment securities available for sale (amortized cost of $116,609
     and $110,670, in 2000 and 1999, respectively)                                           112,748              106,772
Loans held for sale                                                                            1,493                1,169
Loans                                                                                        469,039              445,757
     Less allowance for loan losses                                                           (5,957)              (6,362)
                                                                                    -------------------------------------
                                                                                             463,082              439,395

Premises and equipment, net                                                                   16,711               16,319
Accrued interest                                                                               4,845                4,648
Other assets                                                                                  12,348               11,982
                                                                                    -------------------------------------
                                                                                          $  646,559         $    625,835
                                                                                     ====================================
Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                     96,506              85,786
     Interest-bearing                                                                        448,873             452,528
                                                                                      -----------------------------------
                                                                                             545,379             538,324

Securities sold under agreements to repurchase                                                16,054               19,021
Commercial paper (Master notes)                                                               14,289               12,573
Federal funds purchased                                                                       20,800                7,800
Other liabilities                                                                              1,966                2,490
                                                                                       -----------------------------------
                                                                                             598,757              580,208
                                                                                       ===================================
Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   6,244,034 issued and outstanding in 2000; and
   6,226,834 issued and outstanding in 1999                                                    31,220               31,134
Capital surplus                                                                                    22                    -
Retained earnings                                                                              19,203               19,690
Accumulated other comprehensive loss                                                           (2,374)              (2,397)
                                                                                       -----------------------------------
                                                                                               48,071               45,627
                                                                                       -----------------------------------
                                                                                          $   646,559         $    625,835
                                                                                       ===================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
    For the three months ended June 30, 2000 and 1999 (Dollars in thousands, except per share data)

                                                                                             2000         1999
                                                                                       ---------------------------
Interest income:
  Interest and fees on loans                                                               $ 9,888      $ 9,083
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                                386          200
     State and municipal                                                                       793          856
     Mortgage-backed securities                                                                420          358
  Interest on federal funds sold                                                                55           76
  Dividends on FHLB stock                                                                       35           34
                                                                                        -----------------------
                            Total interest income                                           11,577       10,607
                                                                                        -----------------------
Interest expense:
  Interest on deposits                                                                       4,184        3,683
  Interest on securities sold under agreements to repurchase                                   227          116
  Interest on federal funds purchased                                                          178           16
  Interest on commercial paper (Master notes)                                                  202          114
                                                                                        -----------------------
                          Total interest expense                                             4,791        3,929
                                                                                        -----------------------

                           Net interest income                                               6,786        6,678
Provision for loan losses                                                                    1,610          540
                                                                                         ----------------------

                  Net interest income after provision for
                               loan losses                                                   5,176        6,138
Non-interest income:
  Service charges on deposit accounts                                                        1,132          946
  Fees for trust services                                                                      577          434
  Investment securities gains                                                                                 5
                                                                                                 -
  Other income                                                                                 698          592
                                                                                        -----------------------
                           Total non-interest income                                         2,407        1,977

Non-interest expense:
  Salaries and other personnel                                                               2,666        2,445
  Net occupancy                                                                                479          452
  Furniture and equipment                                                                      534          518
  FDIC assessment                                                                               28           52
  Postage and supplies                                                                         272          283
  Marketing and advertising                                                                    220          179
  Telephone                                                                                    183          232
  Cardholder processing expense                                                                120          128
  Other expense                                                                                935          914
                                                                                        -----------------------
                            Total non-interest expense                                       5,437        5,203
                                                                                        -----------------------
                            Income before income taxes                                       2,146        2,912
                                                                                        -----------------------
Income tax provision                                                                           605          896
                                                                                        -----------------------

                            Net income                                                     $ 1,541      $ 2,016
                                                                                         ======================
                            Net income per share-basic                                     $  0.25      $  0.32
                            Net income per share-dilutive                                  $  0.24      $  0.32
                            Cash dividends declared per share                              $  0.09      $  0.08

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
     For the six months ended June 30, 2000 and 1999 (Dollars in thousands, except per share data)

                                                                                       2000          1999
                                                                               -----------------------------------
Interest income:
  Interest and fees on loans                                                           $ 19,385      $ 18,026
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                             610           440
      State and municipal                                                                 1,603         1,669
     Mortgage-backed securities                                                             857           763
  Interest on federal funds sold                                                            134           104
  Dividends on FHLB stock                                                                    69            65
                                                                                   --------------------------
             Total interest income                                                       22,658        21,067
                                                                                   --------------------------

Interest expense:
  Interest on deposits                                                                    8,371         7,352
  Interest on securities sold under agreements to repurchase                                458           274
  Interest on federal funds purchased                                                       214            80
  Interest on commercial paper (Master notes)                                               349           219
                                                                                   --------------------------
             Total interest expense                                                       9,392         7,926
                                                                                   --------------------------

             Net interest income                                                         13,266        13,142
Provision for loan losses                                                                 2,135         1,031
             Net interest income after provision for                               --------------------------
                  loan losses                                                            11,131        12,111
Non-interest income:
  Service charges on deposit accounts                                                     2,148         1,826
  Fees for trust services                                                                 1,109           629
  Investment securities gains                                                                 -            30
  Other income                                                                            1,327         1,042
              Total non-interest income                                                   4,584         3,726

Non-interest expense:
  Salaries and other personnel                                                            5,329         4,886
  Net occupancy                                                                             967           884
  Furniture and equipment                                                                 1,114           988
  FDIC assessment                                                                            56           102
  Postage and supplies                                                                      594           557
  Marketing and advertising                                                                 406           415
  Telephone                                                                                 383           378
  Cardholder processing expense                                                             258           231
  Other expense                                                                           1,824         1,757
                                                                                      -----------------------
             Total non-interest expense                                                  10,931        10,198
                                                                                      -----------------------
             Income before income taxes                                                   4,784         5,639
                                                                                      -----------------------
Income tax provision                                                                      1,348         1,732
                                                                                      -----------------------

             Net income                                                                $  3,436      $  3,907
                                                                                      =======================
             Net income per share-basic                                                $   0.55      $   0.63
             Net income per share-dilutive                                             $   0.54      $   0.61
             Cash dividends declared per share                                         $   0.18      $   0.15

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity and
                       Comprehensive Income (Unaudited)
                For the six months ended June 30, 2000 and 1999
                            (Dollars in thousands)



                                                                                                                     Accumulated
                                                                                       Capital                          Other
                                                                          Common       Surplus       Retained       Comprehensive
                                                                           Stock      (Deficit)      Earnings    Income (Loss), Net
                                                                     --------------------------------------------------------------
Balance at December 31, 1998
Net income                                                              $  30,997      $    (19)      $  10,777        $      330
Other comprehensive income, net of tax:                                                                   3,807
     Unrealized holding losses arising during period, net
          of tax effect of $721
     Less:  reclassification adjustment for losses included
          in net income, net of tax effect of $12
     Net unrealized gains on securities                                                                                    (1,169)
Comprehensive income
Cash dividend declared                                                                                     (900)
Issuance of 8,844 shares in connection with stock options                      44            17
Expiration of put/call option on common stock subject to put/call
                                                                     ---------------------------------------------------------------
Balance at June 30, 1999                                                $  31,041       $    (2)      $  13,784        $     (839)
                                                                     ===============================================================

Balance at December 31, 1999                                            $  31,134         $   -       $  16,890        $   (2,397)
Net income                                                                                                3,436
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $ 14                                                                                                23
Comprehensive income
Cash dividend declared                                                                                   (1,123)
Issuance of 17,200 shares in connection with stock options                     86            22
                                                                     ---------------------------------------------------------------
Balance at June 30, 2000                                                $  31,220        $   22       $  19,203       $    (2,374)
                                                                     ===============================================================

                                                                        Common
                                                                         Stock
                                                                      Subject to
                                                                       Put/Call
                                                                        Option         Total
                                                                  -------------------------------
Balance at December 31, 1998                                            $  (4,732)      $  37,353
Net income                                                                                  3,907
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $721                                                            (1,151)
     Less:  reclassification adjustment for losses included
          in net income, net of tax effect of $12                                             (18)
                                                                                       ----------
     Net unrealized gains on securities                                                     2,738
                                                                                       ----------
Comprehensive income
Cash dividend declared                                                                       (900)
Issuance of 8,844 shares in connection with stock options                                      61
Expiration of put/call option on common stock subject to put/call            4,732          4,732
                                                                     ----------------------------
Balance at June 30, 1999                                                    $    -      $  43,984
                                                                     ----------------------------
Balance at December 31, 1999                                                $    -      $  45,627
Net income                                                                                  3,436
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net                                       23
          of tax effect of $ 14
                                                                                      -----------
Comprehensive income                                                                        4,150
                                                                                      -----------
Cash dividend declared                                                                     (1,123)
Issuance of 17,200 shares in connection with stock options                                    108
                                                                     ----------------------------
Balance at June 30, 2000                                                    $    -      $  48,071
                                                                     ----------------------------

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                 For the six months ended June 30, 2000 and 1999
                             (Dollars in thousands)



                                                                                      2000        1999
                                                                              -------------------------------
Cash flows from operating activities:
  Net income                                                                         3,436           3,907
  Adjustments to reconcile net income to net cash
  provided by operating activities:
                     Depreciation and amortization                                   1,087           1,277
                     Gain on sale of investment securities                               -             (30)
                     Provision for loan losses                                       2,135           1,277
                     Origination of loans held for sale                             (3,440)        (18,956)
                     Sale of loans held for sale                                     3,136          18,134
                     Gain on sale of loans                                             (20)           (140)
                     Change in accrued interest receivable                            (197)            (93)
                     Change in other assets                                           (603)           (806)
                     Change in other liabilities, net                                 (538)            727
                                                                              ----------------------------
                               Net cash provided by operating activities             4,996           5,051

Cash flows from investing activities:
  Purchase of investment securities available for sale                             (10,000)        (21,101)
  Proceeds from maturities of investment securities available for sale               1,579          11,865
  Proceeds from sale of investment securities available for sale                         -          10,186
  Principal paydowns on mortgage-backed securities available for sale                2,457           4,394
  Purchase of Federal Home Loan Bank stock                                               -            (192)
  Net increase in loans                                                            (25,822)        (15,376)
  Purchases of premises and equipment                                               (1,217)         (1,553)
                                                                              ----------------------------
                               Net cash used in investing activities               (33,003)        (11,777)

Cash flows from financing activities:
  Net increase in deposit accounts                                                   7,055          21,032
  Net decrease in securities sold under agreements
     to repurchase                                                                  (2,967)         (7,386)
  Net increase in commercial paper                                                   1,716           4,126
  Net increase in federal funds purchased                                           13,000               -
  Proceeds from issuance of common stock                                               108              61
  Dividends paid                                                                    (1,123)           (900)
                                                                              ----------------------------
                               Net cash provided by financing activities            17,789          16,933
                                                                              ----------------------------
Net increase in cash and cash equivalents                                          (10,218)         10,207
                                                                              ----------------------------
Cash and cash equivalents at beginning of the period                                43,817          28,039
                                                                              ----------------------------
Cash and cash equivalents at end of the period                                      33,599          38,246
                                                                              ============================
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                9,411           7,985
                                                                             =============================
     Income taxes                                                                    1,304           1,480
                                                                             =============================

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available
       for sale, before tax                                                             37          (1,901)
                                                                             =============================
    Transfer of investment securities held to maturity to available for sale             -          66,455
                                                                             =============================
    Loans transferred to other real estate owned                                         -             249
                                                                             =============================

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

     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

     Certain amounts from 1999 have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.


2.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Palmetto Bank (the "Bank"), and Palmetto Capital, Inc., a wholly owned subsidiary of the Bank. The Bank provides a full-range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital, Inc. also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.


3.   Summary of Significant Accounting Policies
     ------------------------------------------

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS 138 amends SFAS 133 to address a limited number of issues causing implementation difficulties. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities to the available-for-sale category at fair value as allowed by SFAS No. 133. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The adoption of this standard did not have a material effect on the Company. The Company has no investments that are considered derivatives under SFAS No. 133 and does not engage in any hedging activities.

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1999 TO
JUNE 30, 2000

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

Assets
------

     Liquid assets, which include cash, federal funds sold, and investments available for sale decreased by $4.2 million, or 3%, for the six-month period. The decrease in liquid assets was attributable to the $10.2 million decrease in cash and due from banks offset by the $6.0 million increase in investment securities available for sale. The increase in investment securities available for sale is attributed to $10.0 million in purchases, $1.6 million in maturities, and $2.4 million in principal paydowns.

     Loans, net, increased by $23.7 million, or 5%, during the six-month period as a result of normal growth. The Company decreased the allowance for loan losses to 1.27% from 1.43% at June 30, 2000 and 1999, respectively. Management feels the allowance is adequate at June 30, 2000 due to the fact that over the last 12 to 18 months the Bank has been charging off significant amounts of lower quality loans, improving its underwriting standards, and shifting its emphasis toward higher-dollar, higher-quality loans.

     At June 30, 2000, the Company had $1,493,000 in loans held for sale with commitments to sell these loans in July and August 2000. The mortgage servicing rights related to the mortgage servicing department's activities were $1.1 million at June 30, 2000, which approximates their fair value. Loans serviced for the benefit of others amounted to $135.8 million at June 30, 2000.

     Other assets increased by $366,000, or 3%, primarily due to the increase in the repossessed assets related to the sales finance area.


Liabilities and Shareholders' Equity
------------------------------------

     Deposit balances increased by 1% during the six-month period, from $538.3 million to $545.4 million due to normal growth.

     Securities sold under agreements to repurchase decreased by $3.0 million, or 16%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $1.7 million, or 14%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders' equity increased by $3.1 million, or 7%, for the six-month period as a result of comprehensive income of $4.1 million, less dividends paid of $1.1 million. The Company also added $ 100,000 to equity through the issuance of common stock as the result of the exercising of stock options.


Liquidity
---------

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 15% and 25%. At June 30, 2000, the Company's liquidity ratio was 16%.

     At June 30, 2000, the Bank has unused short-term lines of credit totaling approximately $21.2 million (which are withdrawable at the lender's option). At June 30, 2000, unused borrowing capacity from the FHLB totaled $48 million. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared $0.18 per share in dividends so far in 2000. There can be no guarantee, however, that any additional dividends will be paid. Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.71%. At June 30, 2000, the Bank had $3.4 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

Capital Resources
-----------------

     As of June 30, 2000, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

 -------------------------------------------------------------------------------------------
                                                       Adequately
                                        As of         Capitalized          Well-Capitalized
                                       6/30/00        Requirement            Requirement
--------------------------------------------------------------------------------------------
  Company:
  -------

   Total Risk-based Capital            10.78%            8.00%                    10.00%

   Tier 1 Risk-based Capital            9.52             4.00                      6.00

   Tier 1 Leverage Ratio                7.24             4.00                      5.00


  Bank:
  ----

   Total Risk-based Capital            10.71             8.00                     10.00

   Tier 1 Risk-based Capital            9.46             4.00                      6.00

   Tier 1 Leverage Ratio                7.19             4.00                      5.00

--------------------------------------------------------------------------------------------


     Because the Bank's total risk-based capital ratio is 10.78%, the Company is defined to be "well-capitalized" under currently applicable regulatory guidelines.


Accounting and Reporting Matters
--------------------------------

     The Financial Accounting Standards Board has not released any accounting pronouncements that have not been adopted and that affect the Company or the Bank.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Net income for the three months ended June 30, 2000 and 1999 was $1,541,000 and $2,016,000, respectively. Net income per common share-basic for the three months ended June 30, 2000 and 1999 was $0.25 and $0.32, respectively. Net income per common share-dilutive for the same periods was for $0.24 and $0.32, respectively.

Net Interest Income
-------------------

     The largest component of the Company's net income is the Bank's net interest income, defined as the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits and borrowed funds .

     For the three-month period ended June 30, 2000 and 1999, net interest income was $6,786,000 and $6,678,000, respectively. This relatively static net interest income was the result of increases in the volume of earning assets offset by a decrease in the average tax-equivalent net interest margin. Earning assets averaged $580.0 million and $544.1 million during the second quarters of 2000 and 1999, respectively. The increases in volume were due to the growth of loans. The average tax-equivalent net interest margin for the 2000 period was 4.90%, compared to 5.15% for the same period in 1999.

     Interest and fees on loans increased 9%, from $9.1 million to $9.9 million, for the 2000 three-month period compared to the corresponding period in 1999 due to increased volume in addition to an increase in average loan rates from 8.60% at June 30, 1999 to 8.72% at June 30, 2000. Interest on investment securities increased $185,000 for the 2000 three-month period compared to the corresponding period in 1999 due to increased volume. Interest income on federal funds sold decreased $21,000 due to a decrease in average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, increased from 7.82% to 7.99% for the three months ended June 30, 2000 and 1999.

     Total interest expense increased by 22%, from $3.9 million to $4.8 million, due to an increase in the average cost of interest-bearing liabilities from 3.47% for the quarter ended June 30, 1999 to 3.86% for the quarter ended June 30, 2000.


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

Provision for Loan Losses
-------------------------

    The provision for loan losses increased to $1.6 million from $540,000 for the three months ended June 30, 2000 and 1999, respectively, due to loan growth, and charges against the allowance for loan losses primarily due to the increase in repossessed assets related to the sales finance area. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.


     Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $2,782,000 and $1,763,000 at June 30, 2000 and 1999, respectively. The annualized net charge-off ratio has increased from 0.34% at June 30, 1999 to 1.12% at June 30, 2000. The increase in net charge-offs can be attributed to the sales finance area of the Bank. During 1999 and 2000, the Bank redirected its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as management expected, contributed to the increase of charge-offs as these lower-quality loans were eliminated. Management believes it has taken these lower quality loans into consideration in estimating the level of the allowance for loan losses, nevertheless, charge-offs are expected to remain high until this process is complete.

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


Non-interest Income
-------------------

     Total non-interest income increased by $430,000, or 22%, for the three months ended June 30, 2000, as compared to the same period in 1999. The largest portion of this increase, $186,000 or 20%, can be attributed to service charges on new customer deposit accounts and the increased collection of insufficient funds charges associated with debit card transactions during the 2000 period compared to the same period in 1999. Other income increased $101,000 or 17% during the 2000 period compared to the same period in 1999 due primarily to an increase in the mortgage servicing fee income of $93,000 as a result of a partial reduction of the valuation allowance due to the increasing rate environment.

     Another contributor to the increase is fees for trust services, which increased by $143,000 or 33% due to a new fee structure in addition to new business. At June 30, 2000, assets under management amounted to $207.3 million.

Non-interest Expense
--------------------

     Total non-interest expense increased by $234,000, or 4%, during the 2000 three-month period compared to the same period in 1999. The largest contributor to this increase was salaries and other personnel expense, which increased $221,000 or 9% due to normal raises, and new employees related to growth. The number of full-time equivalent employees was 333 and 317 at June 30, 2000 and 1999, respectively.

     The second biggest contributor to this increase was marketing and advertising expense, which increased $41,000, or 23%, due to cost of production of various advertising promotions.


Income Taxes
------------

     The Company incurred income tax expense of $605,000 for the 2000 three-month period compared to $896,000 for the same period in 1999 due to an expected decrease in taxable income. This expense is based on an expected annual effective tax rate of approximately 28% for the quarter-ended June 30, 2000. The effective tax rate for the same period in 1999 was 31% and the effective tax rate for the year ended December 31, 1999 was 27.4%


Net Income Per Share
--------------------

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three-months ended June 30, 2000 and 1999 (dollars in thousands except per share numbers):



                                                         Income        Shares      Per-Share
 2000                                                  (Numerator)  (Denominator)   Amount
 ----                                                  -------------------------------------
 Basic EPS:
 ----------
 Net income                                                $1,541      6,240,550       $0.25
                                                           ---------------------------------
 Effect of dilutive securities: stock options                  --        185,040          --
 Diluted EPS:
 ------------
 Net income plus assumed exercises of stock options        $1,541      6,425,590       $0.24
                                                           =================================

                                                         Income        Shares      Per-Share
 1999                                                  (Numerator)  (Denominator)   Amount
 ----                                                  -------------------------------------
 Basic EPS:
 ----------
 Net income                                                $2,016      6,208,092       $0.32
                                                           ---------------------------------
 Effect of dilutive securities: stock options                  --        176,924          --
 Diluted EPS:
 -----------
 Net income plus assumed exercises of stock options        $2,016      6,385,016       $0.32
                                                           =================================

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Net income for the six months ended June 30, 2000 and 1999 was $3.4 million and $3.9 million, respectively. Net income per common share-basic for the six months ended June 30, 2000 and 1999 was $0.55 and $0.63, respectively. Net income per common share-dilutive for the same periods was $0.54 and $0.61, respectively.

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

     For the six-month period ended June 30, 2000 and 1999, net interest income was $13.3 million and $13.1 million, respectively. This relatively static net interest income was the result of increases in the volume of earning assets offset by a decrease in the average tax-equivalent net interest margin. Earning assets averaged $570.1 million and $538.6 million during the six months ended June 30, 2000 and 1999, respectively. The increases in volume were due to the growth of loans. The average tax-equivalent net interest margin for the 2000 period was 4.88%, compared to 5.14% for the same period in 1999.

     Interest and fees on loans increased 8%, from $18.0 million to $19.4 million, for the 2000 six-month period compared to the corresponding period in 1999 due to increased volume with a constant average loan rate of 8.51% for both the 2000 and 1999 six-month periods. Interest on investment securities increased $198,000 for the 2000 six-month period compared to the corresponding period in 1999 due to increased volume. Interest income on federal funds sold increased $30,000 due to an increase in the average rate received offset by an slight decrease in the volume of federal funds sold for the six months compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, increased from 7.89% to 7.99% for the six months ended June 30, 2000 and 1999.

     Total interest expense increased by 19%, from $7.9 million to $9.4 million, due to an increase in the average cost of interest-bearing liabilities from 3.54% for the six months ended June 30, 1999 to 3.90% for the six months ended June 30, 2000.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $2.1 million from $1.0 million for the six months ended June 30, 2000 and 1999, respectively, due to loan growth, and charges against allowance for loan losses primarily due to the increase in repossessed assets related to the sales finance area. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable inherent losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

Non-interest Income
-------------------

     Total non-interest income increased by $858,000, or 23%, for the six months June 30, 2000, as compared to the same period in 1999. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $322,000, or 18%, during the 2000 period compared to the same period in 1999 due primarily to an increase in customer accounts. Other income increased $285,000 or 27% during the 2000 period compared to the same period in 1999 due primarily to an increase in the mortgage servicing fee income of $227,000 as a result of a partial reduction of the valuation allowance due to the increasing rate environment.

     Another contributor to the increase is fees for trust services, which increased by $281,000 or 34% due to a new fee structure and new business. At June 30, 2000, assets under management amounted to $207.3 million.


Non-interest Expense
--------------------

     Total non-interest expense increased by $733,000, or 7%, during the 2000 six-month period compared to the same period in 1999. The largest contributor to this increase was salaries and other personnel expense, which increased $443,000 or 9% due to normal raises, and new employees related to growth.

     The second biggest contributor to this increase was furniture and equipment expense, which increased $126,000, or 13%, due to the approximately $102,000 leasing costs of two new document reader/sorters during the six months ended June 30, 2000.

Income Taxes
------------

     The Company incurred income tax expense of $1.3 million for the 2000 six-month period compared to $1.7 million for the same period in 1999 due to an expected decrease in taxable income. This expense is based on an expected annual effective tax rate of approximately 28% for the six months ended June 30, 2000. The effective tax rate for the same period in 1999 was 31% and the effective tax rate for the year ended December 31, 1999 was 27.4%

Net Income Per Share
--------------------

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the six-months ended June 30, 2000 and 1999 (dollars in thousands except per share numbers):

                                                         Income        Shares      Per-Share
 2000                                                  (Numerator)  (Denominator)   Amount
 ----                                                  -------------------------------------
 Basic EPS:
 --------
 Net income                                                $3,436      6,236,785       $0.55
                                                           ---------------------------------
 Effect of dilutive securities: stock options                  --        181,100          --
 Diluted EPS:
 ------------
 Net income plus assumed exercises of stock options        $3,436      6,417,885       $0.54
                                                           =================================

                                                         Income        Shares      Per-Share
 1999                                                  (Numerator)  (Denominator)   Amount
 ----                                                  -------------------------------------
 Basic EPS:
 ----------
 Net income                                                $3,907      6,206,406       $0.63
                                                           ---------------------------------
 Effect of dilutive securities: stock options                  --        172,078          --
 Diluted EPS:
 ------------
 Net income plus assumed exercises of stock options        $3,907      6,378,484       $0.61
                                                           =================================

INDUSTRY DEVELOPMENTS

In November 1999, the Gramm-Leach-Bliley Act was signed into law. This bill provides the Palmetto Bank and the banking industry new opportunities to compete at the local, national and international levels, allowing financial institutions to better serve their customers' needs. The Act greatly expands the powers of banks and bank holding companies to sell financial products and services, including securities, insurance and financial planning and investment advice; fully closes the so-called "unitary thrift holding company loophole," which currently permits commercial companies to own and operate thrifts; reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding; and protects banks from discriminatory state insurance regulation. The bill also restricts financial institutions' ability to share nonpublic personal customer information with third parties. Management is pleased with the passage of this bill as it opens up avenues for the Bank to offer new financial products and services to its customers

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                          Part II - Other Information


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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The annual shareholders' meeting of Palmetto Bancshares, Inc. was held on April 18, 2000. At the meeting L Leon Patterson, J. David Wasson, Jr. and William S. Moore were elected directors. James A. Cannon, W. Fred Davis, Jr., David P. George, Jr., Michael D. Glenn, John T. Gramling, II, James M. Shoemaker, Jr., Ann B. Smith, E. Keith Snead, III, and Paul W. Stringer continued their terms of office as directors.

     There were no other matters submitted to a vote by the security holders.

Item 5. Other Information
        -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(a) Exhibits:

     Exhibit No.             Description
     -----------             -----------

     3.1.1 Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State South
                             Carolina: Incorporated by reference Exhibit 3 to the to Company's Registration Statement on Form S-4, No. 33-19367, filed with the Securities and Exchange Commission on December 30,1987

     3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina:
                             Incorporated by reference to the Exhibit 4.1.2 to the to the Company's Registration Statement on Form S-8, Commission File No. 33-51-212,filed with the Securities Exchange Commission on August 20, 1992

     3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to

                             Exhibit 4.1.3 to the Company's Registration statement on Form S-8, Commission File No. 33-5121, filed with the securities and Exchange Commission on August 20, 1992

    3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

    3.1.5 Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South
                             Carolina: Incorporated by reference to Exhibit
                             3.1.5 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 30, 1996.

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

     27.1*          Financial Data Schedule

     * Filed herewith.


(b) Reports on Form 8-K

     The Company did not file a Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PALMETTO BANCSHARES, INC.



By:

 /s/ L. Leon Patterson
----------------------
L. Leon Patterson
Chairman and Chief Executive Officer


 /s/ Paul W. Stringer
---------------------
Paul W. Stringer
President and Chief Operating Officer
(Chief Accounting Officer)

Date:  August 9, 2000