Form 10-Q
period 2000-09-30
PALMETTO BANCSHARES INC
filed 2000-11-14
CIK 706874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
     ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at November 8, 2000
   -----------------------------               -------------------------------
   Common stock, $5.00 par value                            6,247,034

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
            For the Quarter and Nine Months Ended September 30, 2000

          INDEX                                                         Page No.
          -----                                                         --------



PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets at September 30, 2000 and

December 31, 1999                                                            1



Consolidated Income Statements for the Three Months

Ended September 30, 2000 and 1999                                            2


Consolidated Income Statements for the Nine Months

Ended September 30, 2000 and 1999                                            3


Consolidated Statements of Changes in Shareholders' Equity

and Comprehensive Income for the Nine Months Ended September 30,             4

2000 and 1999



Consolidated Statements of Cash Flows for

the Nine Months Ended September 30, 2000 and 1999                            5



Notes to Consolidated Interim  Financial Statements                          6



Management's Discussion and Analysis of

Financial Condition and Results of Operations                           7 - 16



PART II - OTHER INFORMATION                                              17-18
---------------------------

SIGNATURES                                                                  19
----------

           PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Balance Sheets
        (Dollars in thousands, except per share data)

                                                                 September 30, 2000      December 31, 1999
                                                                 ------------------------------------------
Assets                                                               (unaudited)
Cash and due from banks                                                   $ 30,484               $ 42,446
Federal funds sold                                                               -                  1,371
Federal Home Loan Bank stock, at cost                                        1,733                  1,733
Investment securities available for sale (amortized cost of $112,903
     and $110,670, in 2000 and 1999, respectively)                         110,743                106,772
Loans held for sale                                                            693                  1,169
Loans                                                                      484,909                445,757
     Less allowance for loan losses                                         (5,663)                (6,362)
                                                                         --------------------------------
              Loans, net                                                   479,246                439,395

Premises and equipment, net                                                 16,608                 16,319
Accrued interest                                                             4,995                  4,648
Other assets                                                                11,535                 11,982
                                                                         --------------------------------
              Total assets                                               $ 656,037              $ 625,835
                                                                         ================================
Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                   92,655                 85,796
     Interest-bearing                                                      464,650                452,528
                                                                         --------------------------------
              Total deposits                                               557,305                538,324


Securities sold under agreements to repurchase                              27,081                 19,021
Commercial paper (Master notes)                                             16,908                 12,573
Federal funds purchased                                                      1,800                  7,800
Other liabilities                                                            2,570                  2,490
                                                                         --------------------------------
              Total liabilities                                            605,664                580,208
                                                                         --------------------------------
Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   6,247,034 issued and outstanding in 2000; and
   6,226,834 issued and outstanding in 1999                                 31,235                 31,134
Capital surplus                                                                 22                      -
Retained earnings                                                           20,444                 16,890
Accumulated other comprehensive loss                                        (1,328)                (2,397)
                                                                         --------------------------------
              Total shareholders' equity                                    50,373                 45,627
                                                                         --------------------------------
              Total liabilities and shareholders' equity                 $ 656,037              $ 625,835
                                                                         ================================
See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
             For the three months ended September 30, 2000 and 1999
                  (Dollars in thousands, except per share data)

                                                                  2000         1999
                                                                  -------------------
Interest income:
  Interest and fees on loans                                      $ 10,334      $ 9,282
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                        391          261
     State and municipal                                               789          882
     Mortgage-backed securities                                        398          398
  Interest on federal funds sold                                        30          120
  Dividends on FHLB stock                                               35           36
                                                                  ----------------------
              Total interest income                                 11,977       10,979
                                                                  ----------------------
Interest expense:
  Interest on deposits                                               4,623        3,807
  Interest on securities sold under agreements to repurchase           292          153
  Interest on federal funds purchased                                  228           20
  Interest on commercial paper (Master notes)                          218          150
                                                                  ----------------------
              Total interest expense                                 5,361        4,130
                                                                  ----------------------

              Net interest income                                    6,616        6,849
Provision for loan losses                                              800          741
                                                                  ----------------------
              Net interest income after provision for
                 loan losses                                         5,816        6,108
Non-interest income:
  Service charges on deposit accounts                                1,244        1,004
  Fees for trust services                                              386          622
  Investment securities gains                                            3            -
  Other income                                                         681          566
                                                                  ----------------------
              Total non-interest income                              2,314        2,192

Non-interest expense:
  Salaries and other personnel                                       2,691        2,609
  Net occupancy                                                        511          523
  Furniture and equipment                                              551          531
  FDIC assessment                                                       28           15
  Postage and supplies                                                 270          253
  Marketing and advertising                                            134          130
  Telephone                                                            194          210
  Cardholder processing expense                                        158          132
  Other expense                                                      1,182          903
                                                                  ----------------------
              Total non-interest expense                             5,719        5,306
                                                                  ----------------------
              Income before income taxes                             2,411        2,994
                                                                  ----------------------
Income tax provision                                                   608          897
                                                                  ----------------------

              Net income                                           $ 1,803      $ 2,097
                                                                =========================
              Net income per share-basic                            $ 0.29       $ 0.34
              Net income per share-dilutive                         $ 0.28       $ 0.33
              Cash dividends declared per share                     $ 0.09       $ 0.08

See accompanying notes to consolidated interim financial statements.

           PALMETTO BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Income Statements (Unaudited)
            For the nine months ended September 30, 2000 and 1999
        (Dollars in thousands, except per share data)

                                                                    2000           1999
                                                                   ----------------------
Interest income:
  Interest and fees on loans                                         $ 29,719       $ 27,308
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                         1,001            701
     State and municipal                                                2,392          2,551
     Mortgage-backed securities                                         1,255          1,161
  Interest on federal funds sold                                          164            224
  Dividends on FHLB stock                                                 104            101
                                                                      ----------------------
              Total interest income                                    34,635         32,046
                                                                      ----------------------
Interest expense:
  Interest on deposits                                                 12,994         11,159
  Interest on securities sold under agreements to repurchase              750            427
  Interest on federal funds purchased                                     442            100
  Interest on commercial paper (Master notes)                             567            369
                                                                      ----------------------
              Total interest expense                                   14,753         12,055
                                                                      ----------------------
              Net interest income                                      19,882         19,991
Provision for loan losses                                               2,935          1,772
                                                                      ----------------------
              Net interest income after provision for
                 loan losses                                           16,947         18,219
Non-interest income:
  Service charges on deposit accounts                                   3,392          2,830
  Fees for trust services                                               1,495          1,450
  Investment securities gains                                               3             30
  Other income                                                          2,008          1,608
                                                                      ----------------------
              Total non-interest income                                 6,898          5,918

Non-interest expense:
  Salaries and other personnel                                          8,020          7,495
  Net occupancy                                                         1,478          1,407
  Furniture and equipment                                               1,665          1,519
  FDIC assessment                                                          84            117
  Postage and supplies                                                    864            810
  Marketing and advertising                                               540            545
  Telephone                                                               577            588
  Cardholder processing expense                                           416            363
  Other expense                                                         3,006          2,660
                                                                      ----------------------
              Total non-interest expense                               16,650         15,504
                                                                      ----------------------
              Income before income taxes                                7,195          8,633
                                                                      ----------------------
Income tax provision                                                    1,956          2,629
                                                                      ----------------------
              Net income                                              $ 5,239        $ 6,004
                                                                      =======================
              Net income per share-basic                               $ 0.84         $ 0.97
              Net income per share-dilutive                            $ 0.82         $ 0.94
              Cash dividends declared per share                        $ 0.27         $ 0.23
See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
 Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                               Income (Unaudited)
              For the nine months ended September 30, 2000 and 1999
                 (Dollars in thousands except number of shares)




                                                                                                                    Common
                                                                                                     Accumulated     Stock
                                                                               Capital                  Other     Subject to
                                                                   Common      Surplus    Retained   Comprehensive Put/Call
                                                                   Stock      (Deficit)   Earnings    Loss, Net     Option     Total
                                                                  --------    ---------  ----------  ------------  ---------- ------
Balance at December 31, 1998                                          30,997   (19)     10,777          330      (4,732)     37,353
Net income                                                                               6,004                                6,004
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $1,301                                                                                            (2,078)
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $12                                                                               (18)
     Net unrealized losses on securities                                                             (2,096)
                                                                                                                        ------------
Comprehensive income                                                                                                          3,908
                                                                                                                        ------------
Cash dividend declared                                                                  (1,398)                              (1,398)
Issuance of 8,844 shares in connection with stock options                 44    17                                               61
Expiration of put/call option on common stock subject to put/call                                                 4,732       4,732
                                                                  ------------------------------------------------------------------
Balance at September 30, 1999                                         31,041    (2)     15,383       (1,766)          -      44,656
                                                                  ==================================================================

Balance at December 31, 1999                                          31,134     -      16,890       (2,397)          -      45,627
Net income                                                                               5,239                                5,239
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $670                                                                                               1,071
     Less:  reclassification adjustment for gains included
          in net income, net of tax effect of $1                                                                                 (2)
     Net unrealized gains on securities                                                               1,069
                                                                                                                        ------------
Comprehensive income                                                                                                          6,308
                                                                                                                        ------------
Cash dividend declared                                                                  (1,685)                              (1,685)
Issuance of 20,200 shares in connection with stock options               101    22                                              123
                                                                  ------------------------------------------------------------------
Balance at September 30, 2000                                         31,235    22      20,444       (1,328)          -      50,373
                                                                  ==================================================================
See accompanying notes to consolidated interim financial statements.

                       PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows (Unaudited)
                 For the nine months ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                                                                           2000        1999
                                                                                        ---------------------
Cash flows from operating activities:
  Net income                                                                                $ 5,239     $ 6,004
  Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation and amortization                                                   1,690       1,925
              Gain on sale of investment securities                                              (3)        (30)
              Provision for loan losses                                                       2,935       1,772
              Origination of loans held for sale                                             (3,712)    (24,658)
              Sale of loans held for sale                                                     4,242      25,713
              Gain on sale of loans                                                             (54)       (206)
              Change in accrued interest receivable                                            (347)        (52)
              Change in other assets                                                           (652)     (2,012)
              Change in other liabilities, net                                                   80         691
                                                                                           ----------------------
                          Net cash provided by operating activities                           9,418       9,147

Cash flows from investing activities:
  Purchase of investment securities available for sale                                      (10,000)    (40,244)
  Proceeds from maturities of investment securities available for sale                        1,854      11,865
  Proceeds from sale of investment securities available for sale                              2,065      10,186
  Principal paydowns on mortgage-backed securities available for sale                         3,815       6,020
  Purchase of Federal Home Loan Bank stock                                                        -        (192)
  Net increase in loans                                                                     (42,792)    (26,979)
  Purchases of premises and equipment, net                                                   (1,507)     (2,526)
                                                                                           ----------------------
                          Net cash used in investing activities                             (46,565)    (41,870)

Cash flows from financing activities:
  Net increase in deposit accounts                                                           18,981      19,184
  Acquisition of deposits, net                                                                    -      12,636
  Net increase (decrease) in securities sold under agreements
     to repurchase                                                                            8,060      (4,876)
  Net increase in commercial paper                                                            4,335       5,948
  Net increase (decrease) in federal funds purchased                                         (6,000)      9,100
  Proceeds from issuance of common stock                                                        123          61
  Dividends paid                                                                             (1,685)     (1,398)
                                                                                           ----------------------
                          Net cash provided by financing activities                          23,814      40,655
                                                                                           ----------------------
Net increase (decrease) in cash and cash equivalents                                        (13,333)      7,932
                                                                                           ----------------------
Cash and cash equivalents at beginning of the period                                         43,817      28,039
                                                                                           ----------------------
Cash and cash equivalents at end of the period                                             $ 30,484    $ 35,971
                                                                                           ======================
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                      $ 14,637    $ 12,101
                                                                                           ======================
     Income taxes                                                                             1,514       2,544
                                                                                           ======================
Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available for sale,
          before tax                                                                          1,738      (3,409)
                                                                                           ======================
    Transfer of investment securities held to maturity to available for sale                      -      66,455
                                                                                           ======================
    Loans transferred to other real estate owned                                                  6         335
                                                                                           ======================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 1999.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.
     Certain amounts from 1999 have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.


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

                            PALMETTO BANCSHARES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2000

Forward-Looking Statements

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

Assets

     Liquid assets, which include cash, federal funds sold, and investments available for sale decreased by $9.4 million, or 6%, for the nine-month period. The decrease in liquid assets was attributable to the $12.0 million decrease in cash and due from banks and the $1.4 million decrease in federal funds sold. The decrease in cash and due from banks is due to steady run-off of the excess cash built up at the branches for anticipated Y2K needs at December 31, 1999. The current amount of cash and due from banks is at a normal level. These decreases were offset in part by the $4.0 million increase in investment securities available for sale. The increase in investment securities available for sale is attributed to $10.0 million in purchases and $1.7 million in unrealized gains, offset by $1.9 million in maturities, $2.0 million in proceeds from sales, and $3.8 million in principal paydowns.

     Loans, net, increased by $39.9 million, or 9%, during the nine-month period as a result of normal growth. The allowance for loan losses decreased to 1.17% from 1.45% at September 30, 2000 and 1999, respectively. Management feels the allowance is adequate at September 30, 2000 due to the fact that over the last 12 to 18 months the Bank has been charging off significant amounts of lower quality loans, improving its underwriting standards, and shifting its emphasis toward higher-dollar, higher-quality loans.

     At September 30, 2000, the Company had $693,000 in loans held for sale with commitments to sell these loans in October and November 2000. The mortgage servicing rights related to the mortgage servicing department's activities were $1.1 million at September 30, 2000, which approximates their fair value. Loans serviced for the benefit of others amounted to $135.8 million at September 30, 2000.

     Other assets decreased by $447,000, or 4%, primarily due to a decrease in the deferred tax benefit related to the unrealized loss on the investment securities available for sale and a decrease in intangible assets because of normal amortization offset by an increase in repossessed autos related to the sales finance area as discussed below.

Liabilities and Shareholders' Equity

     Deposit balances increased by 4% during the nine-month period, from $538.3 million to $557.3 million, due to normal growth.

     Securities sold under agreements to repurchase increased by $8.0 million, or 42%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $4.3 million, or 34%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders' equity increased by $4.7 million, or 10%, for the nine-month period as a result of comprehensive income of $6.3 million, less dividends paid of $1.7 million. The Company also added $123,000 to equity through the issuance of common stock as the result of the exercising of stock options.

Liquidity

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At September 30, 2000, the Company's liquidity ratio was 12.45%.

     At September 30, 2000, the Bank has unused short-term lines of credit totaling approximately $35.2 million (which are withdrawable at the lender's option). At September 30, 2000, unused borrowing capacity from the FHLB totaled $48 million. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared and paid $0.27 per share in dividends so far in 2000. There can be no guarantee that any additional dividends will be paid in 2000. Liquidity is provided from the Company's subsidiary, the Bank. The

Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.68%. At September 30, 2000, the Bank had $3.6 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

Capital Resources

     As of September 30, 2000, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

----------------------------------------- -------------- --------------------------- ----------------------
                                                                 Adequately
                                              As of             Capitalized            Well-Capitalized
                                             9/30/00            Requirement               Requirement
----------------------------------------- -------------- --------------------------- ----------------------
Company:
-------

   Total Risk-based Capital                  10.75%                8.00%                    10.00%

   Tier 1 Risk-based Capital                  9.59                  4.00                     6.00

   Tier 1 Leverage Ratio                      7.30                  4.00                     5.00


Bank:
----

   Total Risk-based Capital                   10.68                 8.00                     10.00

   Tier 1 Risk-based Capital                  9.52                  4.00                     6.00

   Tier 1 Leverage Ratio                      7.25                  4.00                     5.00


----------------------------------------- -------------- --------------------------- ----------------------

Accounting and Reporting Matters

     In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". This statement will become effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. In addition to replacing SFAS No. 125, this statement will rescind SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it will carry over most of the provisions of Statement 125 without reconsideration. The Company anticipates that adoption of the standard will not have a material effect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

       Net income for the three months ended September 30, 2000 and 1999 was $1.8 million and $2.1 million, respectively. Net income per common share-basic for the three months ended September 30, 2000 and 1999 was $0.29 and $0.34, respectively. Net income per common share-dilutive for the same periods was for $0.28 and $0.33, respectively.

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

     For the three-month period ended September 30, 2000 and 1999, net interest income was $6.6 million and $6.8 million, respectively. This relatively static net interest income was the result of increases in the volume of earning assets offset by a decrease in the average tax-equivalent net interest margin. Earning assets averaged $594.2 million and $556.9 million during the third quarters of 2000 and 1999, respectively. The increases in volume were due to the growth of loans. The average tax-equivalent net interest margin for the 2000 period was 4.68%, compared to 5.03% for the same period in 1999.

     Interest and fees on loans increased 11%, from $9.3 million to $10.3 million, for the 2000 three-month period compared to the corresponding period in 1999 due to increased volume and an increase in the average loan rate from 8.50% to 8.59% for the three month period ended September 30, 1999 and 2000, respectively. Interest on investment securities increased $37,000 for the 2000 three-month period compared to the corresponding period in 1999 due to increased rates. Interest income on federal funds sold decreased $90,000 due to a decrease in average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, increased from 7.82% to 8.02% for the three months ended September 30, 1999 and 2000, respectively.

     Total interest expense increased by 30%, from $4.1 million to $5.4 million, due to an increase in the average cost of interest-bearing liabilities from 3.47% for the quarter ended September 30, 1999 to 4.34% for the quarter ended September 30, 2000.

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

Provision for Loan Losses

       The provision for loan losses increased to $800,000 from $741,000 for the three months ended September 30, 2000 and 1999, respectively, due to loan growth and charges against the allowance for loan losses primarily due to the increased repossessed assets related to the sales finance area. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

       Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $3.2 million and $1.9 million at September 30, 2000 and 1999, respectively. The annualized net charge-off ratio has increased from 0.38% at September 30, 1999 to 1.05% at September 30, 2000. The increase in net charge-offs can be attributed to the sales finance area of the Bank. During 1999 and 2000, the Bank redirected its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as management expected, contributed to the increase of charge-offs as these lower-quality loans were eliminated. Management believes it has taken these lower quality loans into consideration in estimating the level of the allowance for loan losses, nevertheless, charge-offs are expected to remain high until this process is complete.

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

Non-interest Income

       Total non-interest income increased by $122,000, or 6%, for the three months ended September 30, 2000, as compared to the same period in 1999. The largest portion of this increase, $240,000 or 24%, can be attributed to service charges on customer deposit accounts and the increased collection of insufficient funds charges associated with debit card transactions during the 2000 period compared to the same period in 1999. Other income increased $115,000 or 20% during the 2000 period compared to the same period in 1999 due primarily to an increase in mortgage servicing fee income of $71,000 as a result of a partial reduction of the valuation allowance due to the increased rates since last year.

       The increase in income from the above fees was offset by a decrease in fees for trust services of $236,000 or 38%. At September 30, 2000, trust assets under management amounted to $210.2 million.

Non-interest Expense

       Total non-interest expense increased by $413,000, or 8%, during the 2000 three-month period compared to the same period in 1999. The largest contributor to this increase was other expense, which increased $279,000 or 31%. This increase is largely due to losses on sales of repossessed autos and the collection expense associated with those sales in conjunction with the refocused emphasis on indirect-lending in the sales finance area as discussed above in the "Provision for Loan Losses" section.

       The second biggest contributor to this increase was salaries and other personnel expense, which increased $82,000, or 3%, due to normal raises.

Income Taxes

       The Company incurred income tax expense of $608,000 for the 2000 three-month period compared to $897,000 for the same period in 1999 due to an expected decrease in taxable income. This expense is based on an expected annual effective tax rate of approximately 27%. The effective tax rate for the same period in 1999 was 30% and the effective tax rate for the year ended December 31, 1999 was 27.4%


Net Income Per Share

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three-months ended September 30, 2000 and 1999 (dollars in thousands except per share numbers):

                                                                  Income             Shares           Per-Share
   2000                                                         (Numerator)       (Denominator)        Amount
   ----                                                         ---------------------------------------------
   Basic EPS:
   Net income                                                    $1,803             6,244,686           $0.29
                                                                 --------------------------------------------
   Effect of dilutive securities: stock options                      --               183,903              --
   Diluted EPS:
   Net income plus assumed exercises of stock options            $1,803             6,428,589           $0.28
                                                                 =============================================

                                                                  Income             Shares           Per-Share
   1999                                                         (Numerator)       (Denominator)        Amount
   ----                                                         ---------------------------------------------
   Basic EPS:
   Net income                                                    $2,097             6,208,234           $0.34
                                                                 --------------------------------------------
   Effect of dilutive securities: stock options                      --               176,924              --
   Diluted EPS:
   Net income plus assumed exercises of stock options            $2,097             6,396,120           $0.33
                                                                 ============================================

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

       Net income for the nine months ended September 30, 2000 and 1999 was $5.2 million and $6.0 million, respectively. Net income per common share-basic for the nine months ended September 30, 2000 and 1999 was $0.84 and $0.97, respectively. Net income per common share-dilutive for the same periods was $0.82 and $0.94, respectively.

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

     For the nine-month period ended September 30, 2000 and 1999, net interest income was $19.9 million and $20.0 million, respectively. This relatively static net interest income was the result of increases in the volume of earning assets offset by a decrease in the average tax-equivalent net interest margin. Earning assets averaged $578.2 million and $544.7 million during the nine months ended September 30, 2000 and 1999, respectively. The increases in volume were due to the growth of loans. The average tax-equivalent net interest margin for the 2000 period was 4.79%, compared to 5.13% for the same period in 1999.

     Interest and fees on loans increased 9%, from $27.3 million to $29.7 million, for the 2000 nine-month period compared to the corresponding period in 1999 due to increased volume and a slight increase in the average loan rate from 8.55% to 8.57% for the 1999 and 2000 nine-month periods, respectively. Interest on investment securities increased $235,000 for the 2000 nine-month period compared to the corresponding period in 1999 due to increased rates. Interest income on federal funds sold decreased $60,000 due to a decrease in the average rate received and a slight decrease in the volume of federal funds sold for the nine months compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, increased from 7.87% to 8.00% for the nine months ended September 30, 1999 and 2000, respectively.

     Total interest expense increased by 22%, from $12.1 million to $14.8 million, due to increased volume and an increase in the average cost of interest-bearing liabilities from 3.51% for the nine months ended September 30, 1999 to 4.05% for the nine months ended September 30, 2000.

Provision for Loan Losses

The provision for loan losses increased to $2.9 million from $1.8 million for the nine months ended September 30, 2000 and 1999, respectively, due to loan growth and charges against the allowance for loan losses primarily due to the increased repossessed assets related to the sales finance area. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

Non-interest Income

       Total non-interest income increased by $980,000, or 17%, for the nine months ended September 30, 2000, as compared to the same period in 1999. The largest portion of this increase can be attributed to service charges on deposit accounts, which increased by $562,000, or 20%, during the 2000 period compared to the same period in 1999 due primarily to the increased collection of insufficient funds charged on debit card transactions. Other income increased $400,000 or 25% during the 2000 period compared to the same period in 1999 due primarily to an increase in the mortgage servicing fee income of $299,000 as a result of a partial reduction of the valuation allowance due to the increasing rate environment.

       Another contributor to the increase is fees for trust services, which increased by $45,000 or 3% due to new business. Trust assets under management amounted to $210.2 million at September 30, 2000.

Non-interest Expense

       Total non-interest expense increased by $1.1 million, or 7%, during the 2000 nine-month period compared to the same period in 1999. The largest contributor to this increase was salaries and other personnel expense, which increased $525,000 or 7% due to normal raises, and new employees related to growth. The number of full-time equivalent employees was 336 and 322 at September 30, 2000 and 1999, respectively.

       The second biggest contributor to this increase was other expense, which increased $346,000, or 13%, due primarily to the $150,000 of expense related to the loss on sale of repossessed autos and the $129,000 of collection expense associated with those sales as previously discussed.

Income Taxes

       The Company incurred income tax expense of $2.0 million for the 2000 nine-month period compared to $2.6 million for the same period in 1999 due to an expected decrease in taxable income. This expense is based on an expected annual effective tax rate of approximately 27%. The effective tax rate for the same period in 1999 was 30% and the effective tax rate for the year ended December 31, 1999 was 27.4%

Net Income Per Share

The table on the following page illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the nine-months ended September 30, 2000 and 1999 (dollars in thousands except per share numbers):


                                                                  Income             Shares           Per-Share
   2000                                                         (Numerator)       (Denominator)        Amount
   ----                                                         ---------------------------------------------
   Basic EPS:
   Net income                                                    $5,239             6,239,438           $0.84
                                                                 --------------------------------------------
   Effect of dilutive securities: stock options                      --               181,498           --
   Diluted EPS:
   Net income plus assumed exercises of stock options            $5,239             6,420,936           $0.82
                                                                 ============================================


                                                                  Income             Shares           Per-Share
   1999                                                         (Numerator)       (Denominator)        Amount
   ----                                                         ---------------------------------------------
   Basic EPS:
   Net income                                                    $6,004             6,207,022           $0.97
                                                                 --------------------------------------------
   Effect of dilutive securities: stock options                      --               177,444           --
   Diluted EPS:
   Net income plus assumed exercises of stock options            $6,004             6,384,466          $0.94
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

         27.1*             Financial Data Schedule

         * Filed herewith.

(b) Reports on Form 8-K

         The Company did not file a Form 8-K during the three months ended September 30, 2000.

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

Date:   November 14, 2000

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

                                       21