Form 10-K
period 2000-12-31
PALMETTO BANCSHARES INC
filed 2001-03-16
CIK 706874

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
   1934 (FEE REQUIRED)

   For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from            to

                        Commission File Number 0-26016

                               ----------------

                           PALMETTO BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

               South Carolina                                    74-2235055
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                     Identification No.)

301 Hillcrest Drive, Laurens, South Carolina                       29360
  (Address of principal executive offices)                       (Zip Code)


               (864) 984-4551                                 palmettobank.com
        Registrant's telephone number               (Registrant's subsidiary's web site)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $5.00 per share

                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 09, 2001, $134,927,450--based on the most recent sales price of $25.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,259,734 - February 09, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Company's Proxy Statement dated March 16, 2001 with respect to an Annual Meeting of Shareholders to be held April 17, 2001: Incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PALMETTO BANCSHARES, INC.
                                AND SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
                                     PART I

Item 1.   Business................................................................    3
Item 2.   Properties..............................................................    8
Item 3.   Legal Proceedings.......................................................    9

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
           Matters................................................................    10
Item 6.   Selected Financial Data.................................................    11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations..........................................................    12
Item 8.   Financial Statements and Supplementary Data.............................    26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......................    52
Item 11.  Executive Compensation..................................................    52
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........    52
Item 13.  Certain Relationships and Related Transactions..........................    52

                                    PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K......    53

                                    Part I

 (Dollars in thousands, except share and per share data, throughout document)

Item 1. Business

   Palmetto Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), Bancshares engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee and Abbeville counties (the "Upstate"). The Bank was organized and chartered under South Carolina law in 1906. There are 28 full service branch offices in addition to the headquarters located in Laurens, South Carolina.

   The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank's sales finance department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. The Bank's mortgage banking operation continues to meet a broader range of its customers' financial service needs by originating, selling, and servicing mortgage loans.

Financial Information

   See Item 8, "Financial Statements and Supplementary Data."

Competition

   The Upstate is a highly competitive banking market in which all of the largest financial institutions in the state are represented. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered and the convenience of banking facilities. The Bank believes it competes effectively in its market.

   South Carolina legislation permits banks and bank holding companies in certain southern states to acquire banks in South Carolina to the extent that such other states have reciprocal legislation applicable to South Carolina banks and bank holding companies. As a result, a number of the Bank's competitor banks continue to be purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses and individuals. The Bank believes it competes effectively in this market segment by offering quality, personalized service. It is management's intention to remain a locally based, independent, South Carolina Bank.

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

Growth

   Late in 2000, the South Carolina State Board of Financial Institutions approved the Bank's application to open a branch in Travelers Rest in Greenville County, South Carolina. The Bank plans to begin construction early in 2001 and hopes to open the branch for business in first quarter 2002.

   On September 14, 1999, the Palmetto Bank opened its 27th office in Abbeville, South Carolina. This retail location was acquired from Carolina First and added approximately $14 million in deposits and $1.8 million in loans to the Bank's balance sheet. On November 15, 1999, the Bank opened its 28th office in Greer, South Carolina as a de novo branch.

   Management continually reviews opportunities to expand in the Upstate that it believes to be in the best interest of the Bank and its customers.

Systems

   On July 7, 1999, the Bank introduced Internet banking services to its customers. Reached through the Bank's web site at www.palmettobank.com, the Bank's customers can obtain balances, review account histories, transfer money between accounts and pay bills via the Internet banking service. This Internet banking system brings together a combination of security technologies to protect data for the Bank and its customers. It features password-controlled system entry, a VeriSign-issued Digital ID for the Bank's server, Secure Sockets Layer protocol for data encryption, and a router loaded with a firewall to regulate the inflow and outflow of server traffic. Currently, approximately 4,200 customers use the Bank's Internet services.

   In 1999, the Company also installed a wide area network to enhance the Company's ability to manage its complex data communications with its branch system and user departments.

Employees

   At December 31, 2000, the Bank had 341 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

   As a bank holding company registered under the South Carolina Bank Holding Company Act, Bancshares also is subject to regulation by the South Carolina State Board of Financial Institutions ("State Board"). Bancshares must file with the State Board periodic reports with respect to its financial condition and operations, management and intercompany relationships between Bancshares and its subsidiaries.

   The Bank. The Bank is a FDIC-insured, South Carolina-chartered banking corporation and is subject to various statutory requirements, rules and regulations promulgated and enforced primarily by the State Board and the FDIC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC has broad authority to prohibit the Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. The Bank also is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws. The Bank is not a member of the Federal Reserve System.

   Dividends. The holders of Bancshares common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. Bancshares is a legal entity separate and distinct from the Bank and Palmetto Capital and depends for its revenues on the payment of dividends from the Bank. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, the Bank must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to Bancshares. Please see page 10 for the amount currently available for the payment of dividends.

 Capital Adequacy

   Bancshares. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2000, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

   The Bank. As a state-chartered, FDIC-insured institution that is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 2000, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio. For further discussion on the Bank's current capital rating, see note 17 to consolidated financial statements.

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

   The FDIC uses a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base as of December 31, 2000. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Insurance Act ("FDICIA") (see "Other Safety and Soundness Regulations -- Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. For most of 1998, the Bank was "adequately capitalized," but during 1998, the Bank returned to the "well capitalized" category and the FDIC insurance premium decreased from $206 in 1998 to $132 in 1999. For the year ended December 31, 2000, the Bank paid FDIC insurance premiums totaling $111. This further decrease in the Bank's premium is due to the Bank's FICO assessment as described below.

   Under the Deposit Insurance Fund Act, BIF-assessable deposits are subject to assessment for payment on the $780 million annual Financing Corporation ("FICO") bond obligation at 1/5 the rate of Savings Association Insurance Fund-assessable deposits. Accordingly, the FDIC has estimated that the annual FICO rate will be 1.30 basis points per $100 of BIF-assessable deposits in the years 1997 -- 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated at 2.5 basis points for banks). The Bank's actual assessment for 2000 was 2.02 basis points.

 Other Safety and Soundness Regulations

   Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has
(i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator which represents a composite rating of the various areas examined: Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2000, Bancshares and the Bank each currently meet the definition of "well capitalized."

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

   Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC final regulations implementing those provisions, among other things, require that management report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $500 million in assets at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

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

   The Bank has automatic teller machines at the following branches: Church Street (Laurens), Clinton, Montague Avenue (Greenwood), South Main (Greenwood), Ninety-Six, Abbeville, Fountain Inn, Mauldin, Simpsonville, Woodruff Road (Greenville), Haywood Road (Greenville), East North Street at Howell Road (Greenville), Grove Road (Greenville), Blackstock Road (Spartanburg), Hillcrest (Spartanburg), Duncan, Inman, Greer, Blacksburg, Gaffney, Pendleton, Anderson and North Anderson branches. The Bank also has ATM's at three non-branch locations: the Flour Daniel office complex (Greenville), the Cato Corners Shopping Center (Laurens) and the Westwood Plaza Shopping Center (Greenwood). In addition, the Bank owns five limited service branches in various retirement centers located in the Upstate.

   The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $1 to $153:

     East North Street, Haywood Road, East North Street at Howell Road, Woodruff Road, Greer offices--Greenville

     Spartan Centre, Blackstock Road, Hillcrest offices--Spartanburg

     Gaffney office--Gaffney

     South Main Street and Ninety-Six offices--Greenwood

     North Anderson office--Anderson

   Offices range in size from branch locations of approximately 800 to 10,000 square feet, to the Corporate Center location of approximately 55,000 square feet. All facilities are protected by alarm and security systems that meet or exceed regulatory standards. Each facility is in good condition and capable of handling increased volume. All of the locations are considered suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

   On January 19, 2001, M. Snyder's, Inc., an automobile dealership that has sold and assigned sales finance contracts to the Bank, filed suit against the Bank and Richard O. Lollis, a former employee of the Bank who was the manager of the sales finance department. The suit was filed in the Court of Common Pleas for Greenville County, South Carolina. M. Snyder's claims arise from the sales finance contracts and its business relationship with the Bank, including causes of action for breach of contract, breach of fiduciary duty, fraud, negligent representation, breach of contract accompanied by fraudulent acts, unfair trade practices, negligence and negligent supervision; M. Snyder's seeks actual and consequential damages. The Bank plans to file counterclaims against M. Snyder's based on M. Snyder's breach of contract. The Bank does not believe that M. Snyder's claims are well-founded and is vigorously pursuing its counterclaims and its defenses against the claim.

   Bancshares is not currently engaged in legal proceedings. In addition to the matter described above, from time to time the Bank is involved in legal proceedings incidental to its normal course of business as a bank. Management believes that none of these proceedings is likely to have a materially adverse effect on the business of Bancshares or the Bank.

                                    Part II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

   There is no public market for the common stock of Bancshares or the Bank. The last known selling price of Bancshares' common stock, based on information available to Bancshares' management, was $25.00 per share on February 09, 2001. As of February 09, 2001, the Company had 932 shareholders with 6,259,734 shares outstanding.

   Bancshares, or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 2000, 1999 and 1998, Bancshares paid cash dividends of $2,310 or $0.37 per share, $1,956 or $0.32 per share, and $1,544 or $0.25 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 32.96%, 24.24% and 22.54% in 2000, 1999 and 1998, respectively. Certain other information concerning dividends and historical trading prices is set forth below.

                          Quarterly Common Stock Data

   Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established public trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 2000, there were 921 shareholders of record.

                            Sales Prices by Quarter

   Fiscal Year 2000                                                 High   Low
   ----------------                                                ------ ------
   First Quarter.................................................. $24.50 $22.50
   Second Quarter................................................. $24.50 $23.50
   Third Quarter.................................................. $25.00 $24.50
   Fourth Quarter................................................. $25.00 $25.00

   Fiscal Year 1999
   ----------------
   First Quarter.................................................. $20.00 $18.50
   Second Quarter................................................. $21.00 $20.00
   Third Quarter.................................................. $22.50 $21.00
   Fourth Quarter................................................. $22.50 $20.00

                           Dividends Paid Per Share

Fiscal Year 2000
----------------
March 31................ $.09
June 30................. $.09
September 29............ $.09
December 27............. $.10

Fiscal Year 1999
----------------
March 30................ $.07
June 29................. $.08
September 30............ $.08
December 27............. $.09

   The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Banks current total risk-based capital ratio is 10.69%. At December 31, 2000, the Bank had $10.2 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

Item 6. Selected Financial Data (Dollars in thousands)

                                           5 Year Summary
                          -----------------------------------------------------
For the Year                2000       1999       1998       1997       1996
------------              ---------  ---------  ---------  ---------  ---------
Total interest income...  $  46,873     43,142     40,829     36,969     32,191
Total interest expense..     20,383     16,399     16,440     15,841     13,810
Net interest income.....     26,490     26,743     24,389     21,128     18,381
Provision for loan
 losses.................      3,880      2,431      1,877      1,331      1,450
Total non-interest
 income.................      9,551      8,069      6,468      5,628      5,018
Total non-interest
 expense................     22,549     21,274     19,130     17,085     15,544
Income before income
 taxes..................      9,612     11,107      9,850      8,340      6,405
Income tax provision....      2,637      3,038      3,000      2,415      1,652
Net income..............      6,975      8,069      6,850      5,925      4,753

-------------------------------------------------------------------------------

Per Common Share
----------------
Net income per share-
 basic, not subject to
 put/call...............  $    1.12       1.30       1.05       0.98       0.77
Net income per share-
 dilutive, not subject
 to put/call............       1.09       1.26       1.02       0.97       0.76
Cash dividends
 declared...............       0.37       0.32       0.25       0.19       0.14
Book value at year end
 (1)....................       8.41       7.33       6.79       5.93       5.20

Average common shares
 outstanding (1)........  6,241,775  6,208,750  6,178,318  6,109,754  6,015,322

-------------------------------------------------------------------------------

At Year End
-----------
Total assets............  $ 663,390    625,835    578,196    514,170    469,621
Investment securities...     98,601    106,772    112,542     97,731     82,447
Loans...................    498,242    445,757    413,266    367,585    332,986
Total deposits..........    572,666    538,324    500,469    450,353    413,630
Total shareholders'
 equity (2).............     52,593     45,627     42,085     36,616     31,438
Total shareholders'
 equity.................     52,593     45,627     37,353     32,832     28,124

Common shares
 outstanding............  6,255,734  6,226,834  6,199,390  6,179,104  6,047,682

Full-time equivalent
 employees..............        341        327        306        281        257

-------------------------------------------------------------------------------

Average Balances
----------------
Assets..................  $ 636,289    595,678    541,799    493,737    430,718
Investment securities...    108,591    110,546    102,635     97,136     86,655
Loans...................    470,381    430,960    390,776    350,493    301,839
Deposits................    542,259    512,405    467,749    432,031    373,244
Total shareholders'
 equity (2).............     48,906     45,094     39,552     33,858     29,131

-------------------------------------------------------------------------------

Key Ratios (1)
--------------
Return on average
 assets.................       1.10%      1.35%      1.26%      1.20%      1.10%
Return on average
 equity.................      14.26%     17.89%     17.32%     17.50%     16.32%
Primary capital to
 assets at year end.....       8.68%      8.22%      8.21%      8.06%      7.65%
Net interest margin
 (fully tax-
 equivalent)............       4.73%      5.09%      5.07%      4.80%      4.88%
Allowance for loan
 losses to total loans..       1.09%      1.43%      1.40%      1.40%      1.42%
Nonperforming assets to
 total assets...........       0.64%      0.49%      0.33%      0.25%      0.24%
Net charge-offs to
 average loans..........       1.02%      0.43%      0.32%      0.26%      0.14%
Average equity to
 average assets ratio...       7.69%      7.57%      7.30%      6.86%      6.76%

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

General

   With net income of $7 million in 2000, the Bank had its second best year ever in its 94-year history, even after a significant decrease in its net interest margin and suffering material losses in its sales finance portfolio.

   The Bank recorded charge-offs of $5.0 million during 2000, 2 1/2 times that of the previous year. Approximately 76% of those charge-offs related to sales finance loans. The sales finance portfolio naturally includes loans with more inherent risk than the loans in the Bank's direct lending portfolio. During mid 1999, management noted deterioration in the performance of the portfolio which resulted in the Bank redirecting its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Management has reduced the sales finance portfolio from $36.8 million to $23.1 million at December 31, 1999 and 2000, respectively. Management also made certain organizational changes in the sales finance department to improve the asset quality. As a result, there were increased levels of charge-offs arising from these loans in 1999 and 2000, as expected. In addition to the increased charge-offs on the sales finance loans, the Bank also experienced increased losses on the sale of the automobiles repossessed in conjunction with the defaulted loans due to the high volume of cars to be sold at auction. In 2001, management expects to have further charge-offs and losses on the sales of repossessed automobiles as it continues to clean up this portfolio, but these losses are anticipated to be less than in 2000. New management in the sales finance department seems to have a better control over underwriting standards, collection processes and repossessed car evaluation.

   During 2000, the Bank concentrated its efforts on strengthening its relationships with current customers. One example of this strategy was the establishment of the Corporate Services department to handle cash management, Internet banking and wire transfer sales and support for its commercial customers. Currently, the Bank is working on some new products to offer its customers, including an enhanced sweep account for its commercial customers.

   On the consumer side, the Bank now offers on-line mortgage application services at its web site at www.palmettobank.com. Customers can finance a new home or refinance an existing home on real estate within

South Carolina. Web users can check current rates and analyze their financial fitness before deciding to fill out an application. If customers cannot complete their application at one sitting, they can return to the web site and finish it later. The Bank guarantees approval notification within 24 hours and closing within 21 days.

   In January 2001, the Bank introduced the Palmetto Index account, which combines the interest rates of a money fund with the security, flexibility and privileges of a premier checking account. Palmetto Index account is a premier full-service checking account tied to a tiered interest rate, based on minimum deposit balances. Rates are guaranteed and indexed directly to the Money Fund Report(TM) all taxable, 7-day, simple yield average as published weekly in the Wall Street Journal.

   The Company's assets grew $37,555, or 6%, total loans grew $52,485, or 12%, and deposits grew $34,342, or 6% in 2000 as a result of growth in all geographic markets. In 1999, total assets grew $47,639, or 8%, total loans grew $32,491, or 8%, and deposits grew $37,855, or 8% in 1999 as a result of expansion, acquisition and general growth in all geographic markets.

                             Results of Operations
              Three Years Ended December 31, 2000, 1999 and 1998

   Net income for 2000 was $6,975, a decrease of 14% from the $8,069 reported in 1999. Net income in 1999 increased 18% from the $6,850 reported in 1998. Net income per common share-basic, not subject to put/call was $1.12 in 2000, compared with $1.30 in 1999, and $1.05 in 1998. Net income per common share-dilutive, not subject to put/call was $1.09 in 2000, compared with $1.26 in 1999, and $1.02 in 1998. Return on average assets was 1.10% in 2000 compared with 1.35% in 1999 and 1.26% in 1998.

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

   In 2000, net interest income was $26,490, which represented a 1% decrease from the $26,743 earned in 1999. This decrease is due to a decrease in the net interest margin offset by increases in the volume of earning assets. In 1999, net interest income increased $2,354 or 10%, over the $24,389 earned in 1998.

   During 2000, the average tax equivalent yield on all interest-earning assets was 8.21%, up from 8.08% and down from 8.37% in 1999 and 1998, respectively. The average prime interest rate was 9.23% for 2000, compared to an average prime rate of 8.00% and 8.25% for 1999 and 1998, respectively. The Bank's average effective rate paid on all interest-bearing liabilities increased in 2000 to 4.11%, from 3.53% and 3.86% in 1999 and 1998, respectively. The Bank's net tax equivalent yield on interest-earning assets (net interest margin) was 4.73%, 5.09% and 5.07% in 2000, 1999 and 1998, respectively. The Company manages its net interest margin through strategic asset-liability management as discussed in "Asset-Liability Management and Market Risk Sensitivity" below.

   Interest and fees on loans increased $3,648, or 10% from 1999 to 2000, and increased $2,159 or 6% from 1998 to 1999 due to loan growth of 12% in 2000 and 8% in 1999. Interest on investment securities increased $111 or 2% from 1999 to 2000 due to an increase in the fully tax-equivalent weighted-average rate on the security portfolio from 6.49% in 1999 to 6.86% in 2000, offset by a decrease in the amount invested. Interest on investment securities increased $75 or 1% from 1998 to 1999 due to an increase in the average balances outstanding during the year, offset by a decrease in the fully tax-equivalent weighted average rate on the security portfolio from 6.59% in 1998 to 6.49% in 1999. Interest income on federal funds sold decreased $29 or 11% from 1999 to 2000 due to lower average balances invested. This compares to an increase of $58, or 27%, from 1998 to 1999 due to higher average balances invested.

   Total interest expense increased 24% or $3,984 from 1999 to 2000 and decreased 0.25% or $41 from 1998 to 1999. The largest component of total interest expense is interest expense on deposits, which increased $2,883 or 19% from 1999 to 2000 due to higher rates paid and a 6% growth in deposits. Interest expense on deposits decreased $6 or 0.04% from 1998 to 1999 due to effective management of the cost of deposits, offset by an 8% growth in deposits. The average cost of deposits was 3.33%, 2.96% and 3.24% in 2000, 1999 and 1998, respectively.

   Interest on securities sold under agreements to repurchase increased $547, or 97% from 1999 to 2000 due to an increase in the average balances outstanding, and an increase in the average rate paid from 3.40% to 5.55%. This compares to a decrease of $75, or 12% from 1998 to 1999 due to maintained average balances outstanding, offset by a decrease in the average rate paid from 3.86% to 3.40%. Interest on commercial paper (Master notes) increased $263, or 50%, from 1999 to 2000 due to an increase in the average rate paid from 3.44% to 4.95%, and an increase in the average balances outstanding during the year. This compares to an increase of $5, or 1%, from 1998 to 1999 due to a decrease in the average rate paid from 4.11% to 3.44%, offset by an increase in the average balances outstanding during the year. For more information on short-term borrowings, please see notes to consolidated financial statements number 9.

Rate/Volume Analysis

 Table 1 includes, for the years ended December 31, 2000, 1999 and 1998 interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

                                    TABLE 1
                             Rate Volume Analysis

                                     2000                                     1999
                    ----------------------------------------  ---------------------------------------
                    Average            Yield/ Volume   Rate   Average   Income/        Volume   Rate
                    Balances  Interest  Rate  Change  Change  Balances  Expense Yield  Change  Change
                    --------  -------- ------ ------  ------  --------  ------- -----  ------  ------
Assets:
Interest-earning
deposits            $     82   $    5   6.10% $  (7)  $   1   $    211  $   11  5.21%  $   6   $    0
Federal funds sold     3,340      240   7.19%  (119)     90      5,287     269  5.09%     74      (16)
Federal Home Loan
Bank stock             1,733      135   7.79%     3       4      1,691     128  7.57%     13        2
Taxable investment
securities            44,770    2,920   6.52%   268      79     40,596   2,573  6.34%   (828)      44
Non-taxable
investment
securities (1)        63,821    4,242   6.65%  (403)     87     69,950   4,559  6.52%  1,421     (270)
Non-taxable loans
(2)                    1,952      147   7.53%   (37)     (1)     2,442     185  7.57%     12       (2)
Taxable Loans, net
of unearned
discount (3)         468,429   40,297   8.60% 3,422     254    428,518  36,621  8.55%  3,486   (1.334)
                    ---------------------------------------   ---------------------------------------
 Total earning
 assets              584,127   47,986   8.21% 3,127     514    548,695  44,346  8.08%  4,184   (1,577)
Cash and due from
banks                 24,606                                    25,205
Allowance for loan
losses                (5,921)                                   (6,085)
Premises and
equipment, net        16,641                                    15,230
Accrued Interest       4,657                                     4,344
Other assets          12,179                                     8,289

                    --------                                  --------
  Total assets      $636,289                                  $595,678
                    ========                                  ========


                                    1998
                    ---------------------------------------
                    Average   Income/        Volume   Rate
                    Balances  Expense Yield  Change  Change
                    --------- ------- ------ ------- ------
Assets:
Interest-earning
deposits            $     99  $    5  5.05%  $   3    $  3
Federal funds sold     3,876     211  5.44%    (86)      6
Federal Home Loan
Bank stock             1,520     113  7.43%     54       3
Taxable investment
securities            53,756   3,357  6.24%   (452)    (85)
Non-taxable
investment
securities (1)        48,879   3,408  6.97%    902    (131)
Non-taxable loans
(2)                    2,287     176  7.68%     36      (2)
Taxable Loans, net
of unearned
discount (3)         388,489  34,469  8.87%  3,515     291
                    ---------------------------------------
 Total earning
 assets              498,906  41,739  8.37%  3,972      85
Cash and due from
banks                 22,145
Allowance for loan
losses                (5,393)
Premises and
equipment, net        14,255
Accrued Interest       4,065
Other assets           7,821

                    ---------
  Total assets      $541,799
                    =========

Liabilities and
Shareholders'
Equity:
Interest-bearing
demand deposits      183,194    4,103   2.24%   366     658    165,370   3,079  1.86%    334      (43)
Savings deposits      32,578      638   1.96%    25      (2)    31,308     615  1.96%     55     (103)
Time deposits        237,380   13,293   5.60%   241   1,595    232,806  11,457  4.92%    752   (1,001)
Federal funds
purchased and
securities sold
under agreements
to repurchase         26,396    1,560   5.91%   343     495     19,295     722  3.74%     21      (61)
Commercial paper
(Master notes)        15,945      789   4.95%    28     235     15,273     526  3.44%     98      (93)
                    ---------------------------------------   ---------------------------------------
 Total interest-
 bearing
 liabilities         495,493   20,383   4.11% 1,002   2,982    464,052  16,399  3.53%  1,261   (1,302)
Non-interest
bearing demand
deposits              89,107                                    82,921
Other liabilities      2,783                                     3,611
Shareholders'
equity                48,906                                    45,094
                    --------                                  --------
 Total liabilities
  and
  shareholders'
  equity            $636,289                                  $595,678
                    ========                                  ========
Net interest income on a fully
taxable equivalent basis (1)/
Net yield on interest-
earning assets (FTE)           27,603   4.73%                           27,947  5.09%
Liabilities and
Shareholders'
Equity:
Interest-bearing
demand deposits      147,580   2,788  1.89%    392    (334)
Savings deposits      28,718     663  2.31%     26     (39)
Time deposits        218,185  11,706  5.37%    444    (148)
Federal funds
purchased and
securities sold
under agreements
to repurchase         18,747     762  4.06%    144     (26)
Commercial paper
(Master notes)        12,668     521  4.11%    134       6
                    ---------------------------------------
 Total interest-
 bearing
 liabilities         425,898  16,440  3.86%  1,140    (541)
Non-interest
bearing demand
deposits              73,266
Other liabilities      3,083
Shareholders'
equity                39,552
                    ---------
 Total liabilities
  and
  shareholders'
  equity            $541,799
                    =========
Net interest income on a fully
taxable equivalent basis (1)/
Net yield on interest-
earning assets (FTE)          25,299  5.07%

----
(1) Yields on non-taxable investment securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $1,076, $1,157 and $865 for 2000, 1999 and 1998, respectively.
(2) Yields on non-taxable loans are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $37, $47 and $45 for 2000, 1999 and 1998, respectively.
(3) The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis. All loans and deposits are domestic.

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

   Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 2000, approximately 24% of the Company's earning assets could be repriced within one year compared to approximately 92% of its interest-bearing liabilities. This compares to 25% and 95%, respectively, in 1999 and 27% and 92%, respectively, in 1998.

   The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. However, the Company historically has experienced a benefit from rising rates in the short term because deposit rates generally do not follow the national money market. Usually, they are controlled by the local market. Traditionally, loans do follow the money market; so when rates increase they reprice immediately, but the Company is able to better manage the deposit side. In the past, the Company has not raised deposit rates as fast or as much as it has raised loan rates. However, in 2000, the Company determined that it must raise deposit rates faster to stay competitive in the local market. The faster repricing of deposit rates adversely affected the Company's net interest margin. To offset some of the impact, the Company has the ability to manage its funding costs by choosing alternative sources of funds, as evidenced by an increase in borrowings.

   The Company's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Company's net interest margin would benefit. However, competitive pressures in the local market may not allow the Company to lower rates on deposits, but force the Company to lower rates on loans.

   Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset-liability strategies, which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point change over twelve months. At December 31, 2000, this model shows that if interest rates rose by 300 basis points over the next twelve months, net interest margin would be adversely affected by approximately 10%. This model also shows that if interest rates rose by only 100 or 200 basis points over the next twelve months, net interest margin would be adversely affected by approximately 3% and 7%, respectively. The asset-liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates, which might adversely affect its net interest margin.

   Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

   A market risk that does not directly affect net interest margin is the risk of realizing the unrealized loss on the investment securities portfolio ($264 at December 31, 2000). This unrealized loss exists because the current market rates are higher than the weighted average rate on the investment security portfolio. The portfolio consists of longer-term securities, as well. Currently management is looking for opportunities to shorten the duration and increase the weighted average rate of the portfolio. Management does not intend to liquidate the entire investment security portfolio, and therefore the unrealized loss will not be realized. The Company has plenty of liquidity without selling off the investment security portfolio (please see Liquidity discussion on page 23). The Company sees the investment security portfolio as mainly an income source, not a liquidity source.

   On page 18, Table 2 shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at December 31, 2000. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

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

                                    TABLE 2
  Market Risk Sensitivity Expected Maturity/Repricing/Principal Repayments at
                               December 31, 2000

                                            2001
                           -----------------------------------------
                   Average             2 Days to   3 to 6   6 to 12                                           There-   Carrying
                    Rate     1 Day     3 Months    Months    Months     2002      2003      2004      2005     after    Value
                   ------- ----------  ---------  --------  --------  --------  --------  --------  --------  -------  --------
Interest-
sensitive assets:
 Federal funds
 sold               7.19%  $    1,879       --         --        --        --        --        --        --       --     1,879
 Federal Home
 Loan Bank stock    7.79%         --        --         --        --        --      1,733                 --       --     1,733
 Mortgage-backed
 investment
 securities         6.29%         --      2,004        201               2,458     3,345     2,958             11,846   22,812
 Other investment
 securities         7.01%         --        936        610     2,952     6,834     6,450     4,573     2,614   50,820   75,789
 Loans receivable   8.60%      61,597    33,225     26,834    16,148    41,298    48,125    89,990    22,822  158,203  498,242
                    ----   ----------  --------   --------  --------  --------  --------  --------  --------  -------  -------
  Total interest-
  earning assets    8.21%  $   63,476    36,165     27,645    19,100    50,590    59,653    97,521    25,436  220,869  600,455
                    ====   ==========  ========   ========  ========  ========  ========  ========  ========  =======  =======
                    Fair
                    Value
                   -------
Interest-
sensitive assets:
 Federal funds
 sold                1,879
 Federal Home
 Loan Bank stock     1,733
 Mortgage-backed
 investment
 securities         22,812
 Other investment
 securities         75,789
 Loans receivable  497,158
                   -------
  Total interest-
  earning assets   599,371
                   =======

Interest-
sensitive
liabilities:
 Interest-bearing
 demand             1.30%     121,969       --         --        --        --        --        --        --       --   121,969
 Insured money
 markets            3.97%      66,052       --         --        --        --        --        --        --       --    66,052
 Savings deposits   1.96%      30,468       --         --        --        --        --        --        --       --    30,468
 Time deposits
 over $100                        406    25,781      8,553    17,859     8,361     1,023       108     1,753      --    63,844
 Other time
 deposits                          80    83,290     41,303    39,180    19,841     4,920       953     4,605       64  194,236
                    ----   ----------  --------   --------  --------  --------  --------  --------  --------  -------  -------
  Total time
  deposits          5.60%         486   109,071     49,856    57,039    28,202     5,943     1,061     6,358       64  258,080
                    ====   ==========  ========   ========  ========  ========  ========  ========  ========  =======  =======
Interest-
sensitive
liabilities:
 Interest-bearing
 demand            121,969
 Insured money
 markets            66,052
 Savings deposits   30,468
 Time deposits
 over $100
 Other time
 deposits
                   -------
  Total time
  deposits         258,185
                   =======

 Short-term
 borrowings         5.55%      35,282       --         --        --        --        --        --        --       --    35,282
                    ----   ----------  --------   --------  --------  --------  --------  --------  --------  -------  -------
  Total interest-
  bearing
  liabilities       4.11%  $  254,257   109,071     49,856    57,039    28,202     5,943     1,061     6,358       64  511,851
                    ====   ==========  ========   ========  ========  ========  ========  ========  ========  =======  =======
 Short-term
 borrowings         35,282
                   -------
  Total interest-
  bearing
  liabilities      511,956
                   =======

 Interest rate
 sensitivity gap           $ (190,781)  (72,906)   (22,211)  (37,939)   22,388    53,710    96,460    19,078  220,805   88,604
                           ==========  ========   ========  ========  ========  ========  ========  ========  =======  =======
 Interest rate
 sensitivity gap

 Cumulative
 interest rate
 sensitivity gap           $ (190,781) (263,687)  (285,898) (323,837) (301,449) (247,739) (151,279) (132,201)  88,604      --
                           ==========  ========   ========  ========  ========  ========  ========  ========  =======  =======
 Cumulative
 interest rate
 sensitivity gap

 Cumulative
 interest rate
 sensitive gap as
 a % of total
 interest-earning
 assets                        -31.77%   -43.91%    -47.61%   -53.93%   -50.20%   -41.26%   -25.19%   -22.02%   14.76%    0.00%
                           ==========  ========   ========  ========  ========  ========  ========  ========  =======  =======
 Cumulative
 interest rate
 sensitive gap as
 a % of total
 interest-earning
 assets

Off-balance sheet
items:
 Commitments to
 extend credit*                   --        --         --        --        --        --        --        --    88,763   88,763
 Unused lines of
 credit             9.12%         --        --         --        --        --        --        --        --    17,644   17,644
Off-balance sheet
items:
 Commitments to
 extend credit*     88,763
 Unused lines of
 credit             17,644

----
* There is no way to determine the rates on the commitments because they have not been set yet. The rates will vary according to prime.

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

                                    TABLE 3

   Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

                                                    After 1 Year
                                                                 After
                                              1 Year   Through     5
                                             or Less  Five Years Years   Total
                                             -------- ---------- ------ -------
Commercial, financial and agricultural...... $ 50,768   50,683   22,276 123,727
Real estate-construction....................    8,389    3,107    2,825  14,321
                                             --------   ------   ------ -------
  Total..................................... $ 59,157   53,790   25,101 138,048
                                             ========   ======   ====== =======

   The amounts of the preceding loans with maturity over one year, which have a predetermined interest rate or a floating, or adjustable interest rate are as follows:

                                                               December 31, 2000
                                                               -----------------
Predetermined interest rate...................................    $   78,891
Floating or adjustable interest rate..........................            --
                                                                  ----------
  Total.......................................................    $   78,891
                                                                  ==========

   Twenty-eight percent of total loans are repricable within one year.

Allowance for Loan Losses

   Management maintains an allowance for loan losses, which it believes is adequate to cover inherent losses in the loan portfolio. The allowance for loan losses is all allocated. The allowance for loan losses is comprised of the allowance needed for specific loans and specific loan portfolios. The Company performs periodic reviews of its loan portfolios to identify and assess the overall risk in the portfolios. Homogeneous portions of the loan portfolio, including residential mortgage loans, consumer loans, credit card receivables and sales finance loans, are generally evaluated as a group based on loan type. A risk factor is determined for each loan type based on historical loss levels, delinquency data, economic trends, market conditions and concentrations of credit. The allowance for the commercial loan portfolio is based on loan grades. All loans in the commercial loan portfolio are graded at inception and are reviewed on a periodic basis on performance, size and other factors. Commercial loans are then assigned a risk factor based on the loan grade, economic trends and other factors determined by management. The risk factors are applied to the individual loans and loan portfolios in order to provide a basis for establishing an adequate level of allowance for loan losses.

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

                                    TABLE 4
                  Summary of Loan Loss and Recovery Experience
                             (Dollars in Thousands)

   The following table summarizes the activity in the allowance for loan losses for the years indicated:

                                   2000     1999     1998     1997     1996
                                 --------  -------  -------  -------  -------
Average loans, net of unearned
 discount....................... $470,381  430,960  390,776  350,493  301,839
                                 ========  =======  =======  =======  =======
Allowance for loan losses:
  Beginning balance............. $  6,362    5,795    5,152    4,729    3,700
  Add provision for loan
   losses.......................    3,880    2,431    1,877    1,331    1,450
Loan charge-offs:
  Commercial, financial and
   agricultural.................      390      532      344      158      131
  Real estate--construction.....      --       --       --       --       --
  Real estate--mortgage.........      --       --       --       --        92
  Installment loans to
   individuals..................    4,597    1,441    1,018      891      487
                                 --------  -------  -------  -------  -------
Total loan charge-offs..........    4,987    1,973    1,362    1,049      710
Recoveries of loans previously
 charged-off:
  Commercial, financial and
   agricultural.................       15       22        5       56       42
  Real estate--construction.....      --       --       --       --       --
  Real estate--mortgage.........      --       --       --       --        65
  Installment loans to
   individuals..................      176       87      123       85      182
                                 --------  -------  -------  -------  -------
Total recoveries of loans
 previously charged-off.........      191      109      128      141      289
                                 --------  -------  -------  -------  -------
    Net charge-offs.............    4,796    1,864    1,234      908      421
                                 --------  -------  -------  -------  -------
Ending balance.................. $  5,446    6,362    5,795    5,152    4,729
                                 ========  =======  =======  =======  =======
Net charge-offs to average
 loans, net.....................     1.02%    0.43%    0.32%    0.26%    0.14%
Allowance for loan losses to
 average loans, net.............     1.16     1.48     1.48     1.47     1.57
Allowance for loan losses to
 total loans at period-end......     1.09     1.43     1.40     1.40     1.42

Losses and recoveries are charged or credited to the allowance at the time realized.

   The following table summarizes the allocation of the allowance for loan losses at December 31:

                             2000           1999           1998           1997           1996
                         -------------  -------------  -------------  -------------  -------------
                                 % of           % of           % of           % of           % of
                         Total  Total   Total  Total   Total  Total   Total  Total   Total  Total
                         ------ ------  ------ ------  ------ ------  ------ ------  ------ ------
Balance applicable to:
 Commercial, financial
  and agricultural...... $1,741  31.97% $2,022  31.78% $1,309  22.59% $1,145  22.22% $  974  20.61%
 Real estate--
  construction..........     32   0.59      31   0.49     145   2.50     123   2.39     136   2.88
 Real estate--
  mortgage..............  1,123  20.62     778  12.23   3,025  52.20   2,739  53.17   2,582  54.59
 Installment loans to
  individuals...........  2,550  46.82   3,531  55.50   1,316  22.71   1,145  22.22   1,037  21.92
                         ------ ------  ------ ------  ------ ------  ------ ------  ------ ------
    Total............... $5,446 100.00% $6,362 100.00% $5,795 100.00% $5,152 100.00% $4,729 100.00%
                         ====== ======  ====== ======  ====== ======  ====== ======  ====== ======

Provision For Loan Losses

   The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $3,880, $2,431 and $1,877, respectively, for the years ended

December 31, 2000, 1999 and 1998. The increase in the provision is due to the increased level of losses in the sales finance portfolio in 2000 and normal loan growth. Net charge-offs to average loans are 1.02% or $4,796 for 2000 as compared to 0.43% or $1,864 for 1999 and 0.32% or $1,234 for 1998. The
increase in charge-offs is largely due to charge-offs in the sales finance portfolio of $3,807. During 1999, the Bank redirected its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as expected, contributed to the increase of charge-offs as these lower quality loans were eliminated. As a result of this process, sales finance loans have decreased from $36.8 million to $23.1 million at December 31, 1999 and 2000, respectively. Charge-offs are expected to return to a more normal level when this process is complete. The allowance for loan losses totaled $5,446, $6,362 and $5,795 at December 31, 2000, 1999 and 1998, respectively. The level of the allowance for loan losses to total loans outstanding is 1.09% at December 31, 2000. This compares to 1.43% as of December 31, 1999 and 1.40% as of December 31, 1998. Management feels the 1.09% allowance for loan losses to total loans at December 31, 2000 is adequate because the allowance model described above takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth.

Non-Interest Income

   Non-interest income for 2000 increased by $1,482 or 18% over 1999, as compared to an increase in 1999 of $1,601 or 25% over 1998. The largest contributor to non-interest income is service charges on deposit accounts, which increased 20% as a result of the increased collection of insufficient funds charges associated with debit card transactions and increases in the volume of deposit relationships. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities insure that the Company realizes the maximum contribution to profits from this area.

   There were $131, $32 and $150 of gains from sales of investment securities during 2000, 1999 and 1998, respectively. These gains are reflective of the stock market activity in recent years. The larger gain in 1998 was due to a conscientious restructuring of the investment portfolio. In 1998, the Company sold $6 million of "over-priced" U.S. Treasury notes in order to reinvest in more economically-priced, shorter-term municipal securities.

   Other income increased $774 or 39% due to increases in several miscellaneous fees including ATM fees, mortgage servicing fees, brokerage commissions and credit card fees. Brokerage commissions increased approximately $150 due to the increase in volume of customers and the increased transaction volume. Mortgage servicing income net of amortization increased approximately $304 as a result of a partial reduction of the valuation allowance due to the increasing rate environment through the third quarter. Credit card income increased $188 due to an annual charge for the Palmetto Points rewards program established in 1999. Customers were given 2 years of free membership to try the program and see if they liked it before being accessed a membership fee.

Non-Interest Expense

   Non-interest expense totaled $22,549 in 2000 as compared to $21,274 in 1999 and $19,130 in 1998. This represented a 6% increase from 1999 to 2000, and a 11% increase from 1998 to 1999. The overall increases during the year were due to growth in all geographic markets, which is evidenced by the growth in deposits of 6% from 1999 to 2000 and 8% from 1998 to 1999. Salaries and other personnel expense, which comprised 47% of total non-interest expense for 2000, were up $427 or 4% over 1999 due to normal salary increases. During 1999 and 1998, salaries and other personnel expense accounted for 48% and 49%, of total other operating expense, respectively.

   Combined net occupancy and furniture and equipment expenses increased $181, or 5% from 1999 to 2000, as compared to an increase of $442, or 12%, in 1999. The increase in 2000 is a result of remodeling and expansion of current facilities. The increase in 1999 is due to the opening of two new branches.

   Sales finance losses were $557 for the year ended December 31, 2000 due to losses taken on the sale of the automobiles repossessed in conjunction with defaulted loans. In previous years, such losses were immaterial due to the low volume of cars to be sold. The Bank has an inventory of cars to be sold in 2001, but the losses are expected to be significantly less than in 2000. Please see further discussion of this matter under "General" above.

Income Taxes

   Income tax expense totaled $2,637 in 2000 as compared to $3,038 in 1999 and $3,000 in 1998. The amounts expensed represented effective tax rates of approximately 27%, 27% and 30% for the years ended December 31, 2000, 1999 and 1998, respectively. The changes in income tax expense for all three years were due to changes in taxable income for each respective year. Net income, income on tax-exempt investment securities and loans, and the provision for loan losses affect taxable income. For tax purposes, the Bank can recognize only actual loan losses. The Company works actively with outside tax consultants to minimize tax expense.

                              Financial Condition
                    As of December 31, 2000, 1999 and 1998

   At December 31, 2000, Bancshares had total assets of $663.4 million, loans outstanding of $498.2 million and deposits of $572.7 million. This compares with total assets of $625.8 million, loans outstanding of $445.8 million and deposits of $538.3 million, at December 31, 1999; and with total assets of $578.2 million, loans outstanding of $413.3 million and deposits of $500.5 million, at December 31, 1998. The table on the following page shows the average balances and distributions of the Company's assets and liabilities for each of the last four years.

Loans and Asset Quality

   Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 2000, total loans, net of unearned discounts, were 83% of total earning assets. Loans secured by real estate accounted for 60% of total loans as of December 31, 2000. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

   At December 31, 2000, the sales finance portfolio was $23,073 compared to $36,760 at December 31, 1999. The sales finance portfolio includes loans with more inherent risk than the loans in the Bank's direct lending portfolio. During mid 1999, management noted a deterioration in the performance of the portfolio which resulted in increased charge-offs as previously discussed. In late 1999, management made certain organizational changes in the sales finance department to improve the asset quality. As a result, there were increased levels of charge-offs arising from these loans in 1999 and 2000. In estimating the allowance for loan losses at December 31, 2000 and in allocating portions of the allowance to specific portions of the loan portfolio, management has taken these factors into consideration.

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

   Non-performing loans (which consist of loans on non-accrual and loans greater than 90 days, but still accruing) for 2000, 1999 and 1998 were approximately $3,224 or 0.65% (of total loans), $1,630 or 0.37% and $1,572 or 0.38%, respectively. The majority of these non-performing loans are smaller-balance homogeneous consumer loans. For information on impaired loans, please see footnote number 5.

                                    Table 5
                    Distribution of Assets and Liabilities
                            (DOLLARS IN THOUSANDS)

                                            Years Ended December 31,
                         ----------------------------------------------------------------------
                           2000     2000     1999     1999     1998     1998     1997     1997
                         Average    % of   Average    % of   Average    % of   Average    % of
                         Balance   Total   Balance   Total   Balance   Total   Balance   Total
                         --------  ------  --------  ------  --------  ------  --------  ------
ASSETS
Cash and due from
 banks.................. $ 24,688    3.88% $ 25,416    4.27% $ 22,244    4.11% $ 20,098    4.07%
Federal funds sold......    3,340    0.52%    5,287    0.89%    3,876    0.72%    5,465    1.11%
Federal Home Loan Bank
 stock..................    1,733    0.27%    1,691    0.28%    1,520    0.28%      779    0.16%
Taxable investment
 securities.............   44,770    7.04%   40,596    6.82%   53,756    9.92%   60,915   12.34%
Non-taxable investment
 securities.............   63,821   10.03%   69,950   11.74%   48,879    9.02%   36,221    7.34%
Loans, net of unearned
 discount...............  470,381   73.93%  430,960   72.35%  390,776   72.13%  350,493   70.99%
  Less: allowance for
   loan losses..........   (5,921)  -0.93%   (6,085)  -1.02%   (5,393)  -1.00%   (4,876)  -0.99%
                         --------  ------  --------  ------  --------  ------  --------  ------
    Net loans...........  464,460   73.00%  424,875   71.33%  385,383   71.13%  345,617   70.00%
Premises and equipment,
 net....................   16,641    2.62%   15,230    2.56%   14,255    2.63%   12,679    2.57%
Accrued interest........    4,657    0.73%    4,344    0.73%    4,065    0.75%    3,563    0.72%
Other assets............   12,179    1.91%    8,289    1.39%    7,821    1.44%    8,400    1.70%
                         --------  ------  --------  ------  --------  ------  --------  ------
    Total assets........ $636,289  100.00% $595,678  100.00% $541,799  100.00% $493,737  100.00%
                         ========  ======  ========  ======  ========  ======  ========  ======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest-bearing
   deposits.............   89,107   14.00%   82,921   13.92%   73,266   13.52%   66,333   13,43%
  Interest-bearing
   demand...............  183,194   28.79%  165,370   27.76%  147,580   27.24%  128,098   25.94%
  Savings...............   32,578    5.12%   31,308    5.26%   28,718    5.30%   27,639    5.60%
  Time..................  237,380   37.31%  232,806   39.08%  218,185   40.27%  209,961   42.52%
                         --------  ------  --------  ------  --------  ------  --------  ------
    Total deposits......  542,259   85.22%  512,405   86.02%  467,749   86.33%  432,031   87.50%
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............   26,396    4.15%   19,295    3.24%   18,747    3.46%   15,279    3.09%
Commercial paper........   15,945    2.51%   15,273    2.56%   12,668    2.34%    9,382    1.90%
Other liabilities.......    2,783    0.44%    3,611    0.61%    3,083    0.57%    3,187    0.65%
                         --------  ------  --------  ------  --------  ------  --------  ------
    Total liabilities...  587,383   92.31%  550,584   92.43%  502,247   92.70%  459,879   93.14%
Shareholders equity:
  Common stock-$5.00 par
   value................   31,123    4.89%   31,042    5.21%   30,890    5.70%   30,576    6.19%
  Capital surplus.......       19     --        --      --         19     --        206    0.04%
  Retained earnings.....   19,898    3.13%   14,277    2.40%    8,385    1.55%    2,932    0.59%
  Less: Treasury stock..      --      --        --      --        --      --        (37)  -0.01%
  Accumulated other
   comprehensive income
   (loss)...............   (2,134)  -0.34%     (225)  -0.04%      258    0.05%      181    0.04%
                         --------  ------  --------  ------  --------  ------  --------  ------
    Total shareholders'
     equity.............   48,906    7.69%   45,094    7.57%   39,552    7.30%   33,858    6.86%
                         --------  ------  --------  ------  --------  ------  --------  ------
    Total liabilities
     and shareholders'
     equity............. $636,289  100.00% $595,678  100.00% $541,799  100.00% $493,737  100.00%
                         ========  ======  ========  ======  ========  ======  ========  ======

   Table 6 on page 24 sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1996 through December 31, 2000.

                                    TABLE 6

                              Nonperforming Loans
                             (Dollars in Thousands)

                                                                      Foregone
                                  90 Days or               Percentage Interest
                                 More Past Due             90 Days or  Income
                          Non-    and not on   Total Loans More Past  From Non-
                         Accrual  Non-Accrual  Outstanding    Due      Accrual
                         ------- ------------- ----------- ---------- ---------
December 31, 2000:
Commercial, financial
 and agricultural....... $   873      --         123,727      0.71%     $  68
 Real estate--
  construction..........     --       --          14,321      0.00        --
 Real estate--mortgage..   1,103      --         283,541      0.39        140
 Installment loans to
  individuals...........   1,055      193         76,653      1.63        176
                         -------      ---        -------      ----      -----
  Total................. $ 3,031      193        498,242      0.65%     $ 384
                         =======      ===        =======      ====      =====
December 31, 1999:
 Commercial, financial
  and agricultural...... $   805      --         107,934      0.75%     $  98
 Real estate--
  construction..........     --       --          13,373      0.00        --
 Real estate--mortgage..     329      --         231,637      0.14         21
 Installment loans to
  individuals...........     387      109         92,813      0.53        121
                         -------      ---        -------      ----      -----
  Total................. $ 1,521      109        445,757      0.37%     $ 240
                         =======      ===        =======      ====      =====
December 31, 1998:
 Commercial, financial
  and agricultural...... $   223      --          93,343      0.24%     $  26
 Real estate--
  construction..........     --       --          10,341      0.00        --
 Real estate--mortgage..     445      --         215,709      0.21         22
 Installment loans to
  individuals...........     817       87         93,873      0.96         82
                         -------      ---        -------      ----      -----
  Total................. $ 1,485       87        413,266      0.38%     $ 130
                         =======      ===        =======      ====      =====
December 31, 1997:
 Commercial, financial
  and agricultural...... $    63      --          81,678      0.08      $   2
 Real estate--
  construction..........     --       --           8,799      0.00        --
 Real estate--mortgage..     256      --         195,462      0.13         26
 Installment loans to
  individuals...........     399      144         81,646      0.67         38
                         -------      ---        -------      ----      -----
  Total................. $   718      144        367,585      0.23%     $  66
                         =======      ===        =======      ====      =====
December 31, 1996:
 Commercial, financial
  and agricultural...... $   140      --          68,616      0.20      $   4
 Real estate--
  construction..........     --       --           9,598      0.00        --
 Real estate--mortgage..     428      --         181,775      0.24         25
 Installment loans to
  individuals...........     545      --          72,997      0.75         23
                         -------      ---        -------      ----      -----
  Total................. $ 1,113      --         332,986      0.33%     $  52
                         =======      ===        =======      ====      =====

Deposits

   For the average balances and average rates paid by category of deposit for the years ended December 31, 2000, 1999 and 1998, please see Table 1 on page
15. The company has no foreign deposits.

   The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100, as of December 31, 2000, 1999 and 1998.

                                    TABLE 7

                     Maturities of Time Deposits Over $100

                                                            2000    1999   1998
                                                          -------- ------ ------
      Maturities:
       3 months or less.................................. $ 26,187 21,451 21,467
       3 through 6 months................................    8,553 17,901  9,609
       6 through 12 months...............................   17,859 10,717  8,490
       Over 12 months....................................   11,245  3,768  7,146
                                                          -------- ------ ------
                                                          $ 63,844 53,837 46,712
                                                          ======== ====== ======

Liquidity

   The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10%--25%. At December 31, 2000 and 1999, the Company's liquidity ratio was 13% and 18%, respectively. The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. The Company had no outstanding debt at December 31, 2000 and 1999, respectively.

   The Parent Company offers commercial paper as an alternative investment tool for its commercial customers (Master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 2000, the Company had $15,359 in commercial paper with a weighted average rate of 4.40%, as compared to $12,573 in 1999 with a weighted average of 2.06% and $10,859 in 1998 with a weighted average rate of 3.06%.

   The Company's liquidity needs are met through the payment of dividends from the Bank. At December 31, 2000, the Bank had available retained earnings of $10,317 for payment of dividends to remain "well capitalized." Prior approval of the Office of the Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank.

   The Bank's liquidity is affected by its ability to attract deposits, the maturity of its loan portfolio, the flexibility of its investment securities, alternative sources of funds, and current earnings. Sufficient liquidity must be available to meet continuing loan demand and deposit withdrawal requirements. Competition for deposits is intense in the markets served by the Bank. However, the Bank has been able to attract deposits as needed through pricing adjustments and expansion of its geographic market area. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant and loan originations can be controlled through pricing decisions. The investment securities portfolio is a source of liquidity through scheduled maturities and sales of securities, and prepayment of principal on mortgage-backed securities. Approximately 84% of the securities portfolio was pledged to secure liabilities as of December 31, 2000, as compared to 75% at December 31, 1999. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks, FHLB, and the Federal Reserve Discount Window. At December 31, 2000, the Bank has unused short-term lines of credit totaling approximately $37 million (which are withdrawable at the lender's option). At December 31, 2000, unused borrowing capacity from the FHLB totaled $48 million. Management believes that its sources of liquidity are adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.

Capital Resources

   At December 31, 2000 and 1999 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category. Please see notes to consolidated financial statements number 17 for the Company's and the Bank's various capital ratios at December 31, 2000.

   The stock in the Company's Employee Stock Ownership Plan ("ESOP") had a put and a call feature because the Company's stock is not listed on a national securities exchange. Accordingly, the shares that had been distributed from the ESOP were recorded outside of shareholders equity at their fair value, which is determined annually by an independent valuation. The Companys Board of Directors had voted to terminate the ESOP effective February 28, 1997. Per the Plan document, the shares distributed in 1998 due to the termination of the ESOP were subject to the put/call until June 29, 1999. Now that the put/call has expired, the current year balance sheet and income statements are absent the put/call effect of the ESOP. The distributed shares are now included in shareholders' equity.

Effect of Inflation and Changing Prices

   The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Virtually all of the assets and liabilities of the Bank are monetary in nature and, as a result, its operations can be significantly affected by interest rate fluctuations as discussed above. Therefore, inflation will affect the Bank only to the extent that interest rates change and according to the Bank's sensitivity to such changes. The Company attempts to manage the effects of inflation through its asset-liability management as described above in "Asset-Liability Management and Market Risk Sensitivity."

Accounting and Reporting Changes

   In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." This statement will become effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. In addition to replacing SFAS No. 125, this statement will rescind SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it will carry over most of the provisions of Statement 125 without reconsideration. The adoption of this standard did not have a material effect on the Company.

Industry Developments

   In November 1999, the Gramm-Leach-Bliley Act was signed into law. This bill provides the Bank and the banking industry new opportunities to compete at the local, national and international levels, allowing financial institutions to better serve their customers' needs. The Act greatly expands the powers of banks and bank holding companies to sell financial products and services, including securities, insurance and financial planning and investment advice; fully closes the so-called "unitary thrift holding company loophole," which currently permits commercial companies to own and operate thrifts; reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding; and protects banks from discriminatory state insurance regulation. The bill also restricts financial institutions' ability to share nonpublic personal customer information with third parties. Management is pleased with the passage of this bill as it opens up avenues for the Bank to offer new financial products and services to its customers

Item 8. Financial Statements and Supplementary Data

   The information that is required by this item is set forth on the following pages, 27 through 50.

                         Independent Auditors' Report

The Board of Directors
Palmetto Bancshares, Inc. and subsidiary:

   We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, on January 1, 1999, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                 /s/ KPMG LLP

Greenville, South Carolina
February 9, 2001

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 2000 and 1999
            (Dollars in thousands, except share and per share data)

Assets                                                             2000      1999
------                                                           ---------  -------
Cash and due from banks......................................... $  36,305   42,446
Federal funds sold..............................................     1,879    1,371
Federal Home Loan Bank stock, at cost...........................     1,733    1,733
Investment securities available for sale (amortized costs of
 $99,030 and $110,670 in 2000 and 1999, respectively)...........    98,601  106,772
Loans held for sale.............................................       611    1,169
Loans...........................................................   498,242  445,757
  Less allowance for loan losses................................    (5,446)  (6,362)
                                                                 ---------  -------
    Loans, net..................................................   492,796  439,395
                                                                 ---------  -------
Premises and equipment, net.....................................    16,481   16,319
Accrued interest................................................     5,229    4,648
Other assets....................................................     9,755   11,982
                                                                 ---------  -------
    Total assets................................................ $ 663,390  625,835
                                                                 =========  =======

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Non-interest-bearing........................................ $  96,097   85,796
    Interest-bearing............................................   476,569  452,528
                                                                 ---------  -------
      Total deposits............................................   572,666  538,324
  Securities sold under agreements to repurchase................    19,923   19,021
  Commercial paper (Master notes)...............................    15,359   12,573
  Federal funds purchased.......................................       --     7,800
  Other liabilities.............................................     2,849    2,490
                                                                 ---------  -------
      Total liabilities.........................................   610,797  580,208
                                                                 ---------  -------
Shareholders' equity:
  Common stock--$5.00 par value. Authorized 10,000,000 shares;
   issued and outstanding 6,255,734 in 2000; issued and
   outstanding 6,226,834 in 1999................................    31,279   31,134
  Capital surplus...............................................        23      --
  Retained earnings.............................................    21,555   16,890
  Accumulated other comprehensive loss..........................      (264)  (2,397)
                                                                 ---------  -------
      Total shareholders' equity................................    52,593   45,627
                                                                 ---------  -------
      Total liabilities and shareholders' equity................ $ 663,390  625,835
                                                                 =========  =======

          See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998
            (Dollars in thousands, except share and per share data)

                                                   2000      1999      1998
                                                 --------- --------- ---------
Interest income:
 Interest and fees on loans..................... $  40,407    36,759    34,600
 Interest and dividends on investment securities
  available for sale:
   U.S. Treasury and U.S. Government agencies...     1,292       953       682
   State and municipal..........................     3,166     3,402       591
   Mortgage-backed securities...................     1,628     1,620       333
 Interest and dividends on investment securities
  held to maturity:
   U.S. Treasury and U.S. Government agencies...       --        --        934
   State and municipal..........................       --        --      1,952
   Mortgage-backed securities...................       --        --      1,408
   Interest on federal funds sold...............       240       269       211
   Dividends on FHLB stock......................       140       139       118
                                                 --------- --------- ---------
    Total interest income.......................    46,873    43,142    40,829
                                                 --------- --------- ---------
Interest expense:
  Interest on deposits..........................    18,034    15,151    15,157
  Interest on securities sold under agreements
   to repurchase................................     1,111       564       639
  Interest on federal funds purchased...........       449       158       123
  Interest on commercial paper (Master notes)...       789       526       521
                                                 --------- --------- ---------
      Total interest expense....................    20,383    16,399    16,440
                                                 --------- --------- ---------
      Net interest income.......................    26,490    26,743    24,389
Provision for loan losses.......................     3,880     2,431     1,877
                                                 --------- --------- ---------
      Net interest income after provision for
       loan losses..............................    22,610    24,312    22,512
                                                 --------- --------- ---------
Non-interest income:
  Service charges on deposit accounts...........     4,647     3,878     3,449
  Fees for trust services.......................     1,968     1,968     1,343
  Gains on sales of loans.......................        70       230       269
  Investment securities gains...................       131        32       150
  Other income..................................     2,735     1,961     1,257
                                                 --------- --------- ---------
      Total non-interest income.................     9,551     8,069     6,468
                                                 --------- --------- ---------
Non-interest expense:
  Salaries and other personnel..................    10,682    10,255     9,428
  Net occupancy.................................     1,970     1,922     1,793
  Furniture and equipment.......................     2,214     2,081     1,768
  FDIC assessment...............................       111       132       206
  Postage and supplies..........................     1,144     1,155     1,081
  Marketing and advertising.....................       719       776       720
  Telephone.....................................       754       792       601
  Cardholder processing expense.................       563       521       355
  Sales finance losses..........................       557        --        --
  Other expense.................................     3,835     3,640     3,178
                                                 --------- --------- ---------
      Total non-interest expense................    22,549    21,274    19,130
                                                 --------- --------- ---------
      Income before income taxes................     9,612    11,107     9,850
 Income tax provision...........................     2,637     3,038     3,000
                                                 --------- --------- ---------
      NET INCOME................................ $   6,975     8,069     6,850
                                                 ========= ========= =========
      Increase in fair value of ESOP stock......       --        --       (948)
                                                 --------- --------- ---------
      Net income on common shares not subject to
       put/call................................. $   6,975     8,069     5,902
                                                 ========= ========= =========
Per share data:
  Net income per common share-basic, not subject
   to put/call.................................. $    1.12      1.30      1.05
                                                 ========= ========= =========
  Net income per common share-dilutive, not
   subject to put/call.......................... $    1.09      1.26      1.02
                                                 ========= ========= =========
  Cash dividends declared....................... $    0.37      0.32      0.25
                                                 ========= ========= =========
  Weighted average common shares outstanding-
   basic........................................ 6,241,775 6,208,750 6,178,318
                                                 ========= ========= =========
  Weighted average common shares outstanding-
   basic, not subject to put/call............... 6,241,775 6,208,750 5,631,040
                                                 ========= ========= =========
  Weighted average common shares outstanding-
   dilutive, not subject to put/call............ 6,422,457 6,386,912 5,776,208
                                                 ========= ========= =========

          See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                     Income
                  Years ended December 31, 2000, 1999 and 1998
                   (Dollars in thousands, except share data)

                                                                      Common
                                                        Accumulated   Stock
                                                           Other     Subject
                                     Capital           Comprehensive    to
                           Common    Surplus  Retained    Income     Put/call
                           Stock    (Deficit) Earnings  (Loss), Net   Option  Total
                          --------  --------- -------- ------------- -------- ------
Balance at December 31,
 1997...................  $ 30,896      56      5,471        193      (3,784) 32,832
Net income..............       --      --       6,850        --          --    6,850
Other comprehensive
 income, net of tax:
  Unrealized holding
   gains arising during
   period, net of tax
   effect of $143.......       --      --         --         --          --      229
  Less: reclassification
   adjustment for gains
   included in net
   income, net of tax
   effect of $58........       --      --         --         --          --      (92)
  Net unrealized gains
   on investment
   securities...........       --      --         --         137         --      --
                                                                              ------
Comprehensive income....       --      --         --         --          --    6,987
                                                                              ------
Cash dividends
 declared...............       --      --      (1,544)       --          --   (1,544)
Issuance of 29,200
 shares in connection
 with stock options.....       146     (42)       --         --          --      104
Retirement of 8,914
 shares of common
 stock..................       (45)    (33)       --         --          --      (78)
Change in fair value of
 common stock subject to
 put/call option........       --      --         --         --         (948)   (948)
                          --------     ---     ------     ------      ------  ------
Balance at December 31,
 1998...................    30,997     (19)    10,777        330      (4,732) 37,353
                          ========     ===     ======     ======      ======  ======
Net income..............       --      --       8,069        --          --    8,069
Other comprehensive
 income, net of tax:
  Unrealized holding
   losses arising during
   period, net of tax
   effect of $1,695.....       --      --         --         --          --   (2,707)
  Less: reclassification
   adjustment for gains
   included in net
   income, net of tax
   effect of $12........       --      --         --         --          --      (20)
  Net unrealized losses
   on investment
   securities...........       --      --         --      (2,727)        --      --
                                                                              ------
Comprehensive income....       --      --         --         --          --    5,342
                                                                              ------
Cash dividends
 declared...............       --      --      (1,956)       --          --   (1,956)
Issuance of 27,444
 shares in connection
 with stock options.....       137      19        --         --          --      156
Expiration of put/call
 option on common stock
 subject to put/call....       --      --         --         --        4,732   4,732
                          --------     ---     ------     ------      ------  ------
Balance at December 31,
 1999...................    31,134     --      16,890     (2,397)        --   45,627
                          ========     ===     ======     ======      ======  ======
Net income..............       --      --       6,975        --          --    6,975
Other comprehensive
 loss, net of tax:
  Unrealized holding
   gains arising during
   period, net of tax
   effect of $1,386.....       --      --         --         --          --    2,214
  Less: reclassification
   adjustment for gains
   included in net
   income, net of tax
   effect of $50........       --      --         --         --          --      (81)
  Net unrealized gains
   on investment
   securities...........       --      --         --       2,133         --      --
                                                                              ------
Comprehensive income....       --      --         --         --          --    9,108
                                                                              ------
Cash dividends
 declared...............       --      --      (2,310)       --          --   (2,310)
Issuance of 28,900
 shares in connection
 with stock options.....       145      23        --         --          --      168
                          --------     ---     ------     ------      ------  ------
Balance at December 31,
 2000...................  $ 31,279      23     21,555       (264)        --   52,593
                          ========     ===     ======     ======      ======  ======

          See accompanying notes to consolidated financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                      2000     1999     1998
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income....................................... $  6,975    8,069    6,850
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization...................    2,284    2,580    2,758
   Gain on sale of investment securities...........     (131)     (32)    (150)
   Gain on sale of loans...........................      (70)    (230)    (269)
   Provision for loan losses.......................    3,880    2,431    1,877
   Origination/acquisition of loans held for sale..   (9,303) (28,520) (33,927)
   Sale of loans held for sale.....................    9,931   29,703   32,074
   Provision (credit) for deferred taxes...........      392      (57)     (42)
   Change in accrued interest receivable...........     (581)    (149)    (509)
   Change in other assets..........................      267   (3,174)  (2,581)
   Change in other liabilities, net................      (33)   1,101      921
                                                    --------  -------  -------
    Net cash provided by operating activities......   13,611   11,722    7,002
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchase of investment securities held to
   maturity........................................      --       --    (1,559)
  Purchase of investment securities available for
   sale............................................  (10,000) (41,032) (38,971)
  Proceeds from maturities of investment securities
   held to maturity................................      --       --     6,533
  Proceeds from maturities of investment securities
   available for sale..............................    7,320   12,865    1,717
  Proceeds from sale of investment securities
   available for sale..............................    8,954   21,359    8,594
  Principal paydowns on mortgage-backed securities
   available for sale..............................    5,448    8,116    8,480
  Principal paydowns on mortgage-backed securities
   held to maturity................................      --       --       656
  Purchase of Federal Home Loan Bank stock.........      --      (192)     (89)
  Net increase in loans outstanding................  (57,287) (34,690) (43,850)
  Increase in premises and equipment, net..........   (1,767)  (3,574)  (2,345)
                                                    --------  -------  -------
    Net cash used in investing activities..........  (47,332) (37,148) (60,834)
                                                    --------  -------  -------
Cash flows from financing activities:
  Net increase in deposits.........................   34,342   23,463   47,957
  Acquisition of deposits, net.....................      --    12,636    2,029
  Net increase (decrease) in securities sold under
   agreements to repurchase........................      902   (2,609)   9,406
  Net increase (decrease) in commercial paper
   (Master notes)..................................    2,786    1,714     (430)
  Increase (decrease) in federal funds purchased...   (7,800)   7,800   (1,500)
  Proceeds from issuance of common stock...........      168      156      104
  Retirement of common stock.......................      --       --       (78)
  Dividends paid...................................   (2,310)  (1,956)  (1,544)
                                                    --------  -------  -------
    Net cash provided by financing activities......   28,088   41,204   55,944
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   (5,633)  15,778    2,112
Cash and cash equivalents at beginning of year.....   43,817   28,039   25,927
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $ 38,184   43,817   28,039
                                                    ========  =======  =======
Supplemental information:
Cash paid during the year for:
  Interest......................................... $ 20,093   16,300   16,470
                                                    ========  =======  =======
  Income taxes..................................... $  1,714    3,423    2,622
                                                    ========  =======  =======
Supplemental schedule of non-cash investing and
 financing transactions:
  Change in unrealized gain (loss) on investment
   securities available for sale, before tax....... $  3,469   (4,434)     223
                                                    ========  =======  =======
  Transfer of investment securities held to
   maturity to available for sale.................. $    --    66,455      --
                                                    ========  =======  =======
  Loans transferred to other real estate owned..... $      6      335      189
                                                    ========  =======  =======
  Loans charged-off................................ $  4,987    1,973    1,362
                                                    ========  =======  =======

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

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Palmetto Bank (the "Bank"). The Bank provides a full range of banking services, including the taking of deposits and the making of loans. Palmetto Capital, Inc. ("Palmetto Capital"), a wholly owned subsidiary of the Bank, was incorporated February 26, 1992. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company's primary market area is the upstate of South Carolina. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment.

   Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company or its subsidiary.

   Certain amounts for prior years have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.

Cash and Cash Equivalents

   Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances on-hand as vault cash and/or at the Federal Reserve as compensating balances. There were no compensating balances at December 31, 2000 or 1999.

Federal Home Loan Bank Stock

   During 1997, the Bank joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Bank is required to acquire and retain shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $1,733 at December 31, 2000 and 1999. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The Bank has available $48,000 in lines of credit from the FHLB. There were no advances on these lines at December 31, 2000 or 1999.

Investment Securities

   The Bank accounts for its investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values--other than those accounted for under the equity method or as investments in consolidated subsidiaries--and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories as follows: (1) Held to Maturity--debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading--debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale--debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The Company does not have any held to maturity or trading securities.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities, with an amortized cost of $66,455, to the available-for-sale category at fair value ($68,737) as allowed by SFAS No. 133. The unrealized gain at the time of transfer was $2,282 before tax. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The Company had no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans were not material at December 31, 2000.

   Premiums and discounts are included in the basis of investment securities and are recognized in income using the effective interest method.

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

   At December 31, 2000 and 1999, the Company has loans held for sale of $611 and $1,169, respectively. Loans serviced for the benefit of others amounted to $133,282, $141,385 and $141,086 at December 31, 2000, 1999 and 1998,
respectively. Most of these loans are serviced for Federal Home Loan Mortgage Corporation (FHLMC).

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

   Included in other assets on the consolidated balance sheet, the Company had net MSR's of $1,086 and $1,111 at December 31, 2000 and 1999, respectively. The Company amortized $167, $488 and $795 of these MSR's during the years ended December 31, 2000, 1999 and 1998, respectively. The fair value of the mortgage servicing rights are determined considering market prices for similar MSR's and on the discounted anticipated future net cash flows considering market consensus, loan prepayment predictions, historical prepayment rates, interest rates, and other economic factors. For purposes of measuring the impairment, the Company stratifies the MSR's based on the predominant risk characteristics of the underlying loans, including interest rate, loan type, and amortization type (fixed rate or adjustable rate). To the extent that the carrying value of MSR's exceeds this fair value by individual stratum, a valuation allowance is established. The allowance may be adjusted in the future as the values of the MSR's increase or decrease. The cost of MSR's is amortized over the estimated period of net servicing revenues, considering historical industry-average prepayment rates.

Loans and Interest Income

   Loans are carried at principal amounts outstanding including unamortized costs net of unearned discounts. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans that become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

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

Foreclosed Properties

   Property acquired through foreclosure is included in other assets and amounted to $6 and $267, at December 31, 2000 and 1999, respectively. Such property is recorded at the lower of cost or fair value minus estimated selling costs. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to other operating expenses.

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

Intangibles

   Included in other assets are certain intangibles related to various acquisitions. At December 31, 2000 and 1999, premium on deposits acquired amounted to $510 and $637, respectively, net of amortization, which is being amortized principally over 10 years using the double-declining balance method. At December 31, 2000 and 1999, goodwill of approximately $4,346 and $4,682, respectively, net of amortization, related to different acquisitions is being amortized on a straight-line basis over varying periods from 15-20 years. The Company periodically assesses the recoverability of these intangibles by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows, which are based on historical trends.

Common Stock Subject to Put/Call Option

   The stock in the Company's Employee Stock Ownership Plan ("ESOP") had a put and a call feature because the Company's stock is not listed on a national securities exchange. Accordingly, the shares that had been distributed from the ESOP were recorded outside of shareholders equity at their fair value, which is determined annually by an independent valuation. The Company's Board of Directors had voted to terminate the ESOP effective February 28, 1997. Per the Plan document, the shares distributed in 1998 due to the termination of the ESOP were subject to the put/call until June 29, 1999. Now that the put/call has expired, the current year balance sheet and income statements are absent the put/call effect of the ESOP. The distributed shares are included in shareholders' equity.

Net Income Per Share

   Net income per share--basic, not subject to put/call and net income per common share--dilutive, not subject to put/call are calculated based on SFAS No. 128, as discussed in note 12.

Stock Options

   The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that choose not to adopt the fair value method will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has chosen the latter option. SFAS No. 123 requires companies that choose not to adopt the fair value method of accounting to disclose pro forma net income and earnings per share under the fair value method. In addition, all companies with stock-based plans are required to make detailed disclosures about plan terms, exercise prices, and assumptions used in measuring the fair value of stock-based grants (see note 11).

Comprehensive Income

   The Company discloses its comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. The statement defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." In accordance with SFAS No. 130, the Company elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

(2) Federal Funds Sold

   At December 31, 2000 and 1999, the Bank had $1,879 and $1,371, respectively, outstanding in federal funds sold. The daily averages of these outstanding agreements during 2000 and 1999 were $3,340 and $5,287, respectively. The maximum amount of these outstanding agreements at any month-end during 2000 and 1999 were $6,879 and $13,061, respectively.

(3) Investment Securities Held to Maturity

   The amortized cost and fair values of investment securities held to maturity as of December 31 are summarized as follows:

                                                           1998
                                          --------------------------------------
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
   U.S. Government agencies.............. $ 10,985       44       --      11,029
   State and municipal...................   36,685    2,101       --      38,786
   Mortgage-backed securities............   18,785      151       (14)    18,922
                                          --------    -----       ---     ------
                                          $ 66,455    2,296       (14)    68,737
                                          ========    =====       ===     ======

(4) Investment Securities Available for Sale

   The amortized cost and fair values of investment securities available for sale as of December 31 are summarized as follows:

                                                        2000
                                       --------------------------------------
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains      Losses   Value
                                       --------- ---------- ---------- ------
   U.S. Treasury and U.S. Government
    agencies.......................... $ 17,491      49          (44)  17,496
   State and Municipal................   58,622     554         (883)  58,293
   Mortgage-backed securities.........   22,917      33         (138)  22,812
                                       --------     ---       ------   ------
                                       $ 99,030     636       (1,065)  98,601
                                       ========     ===       ======   ======

                                                          1999
                                         ---------------------------------------
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
   U.S. Treasury........................ $  14,481      7         (399)   14,089
   State and Municipal..................    67,738    340       (3,057)   65,021
   Mortgage-backed securities...........    28,451    --          (789)   27,662
                                         ---------    ---       ------   -------
                                         $ 110,670    347       (4,245)  106,772
                                         =========    ===       ======   =======

                                                           1998
                                          --------------------------------------
                                          Amortized Unrealized Unrealized  Fair
                                            Cost      Gains      Losses   Value
                                          --------- ---------- ---------- ------
   U.S. Treasury......................... $  6,500     205         --      6,705
   State and Municipal...................   27,436     366         (94)   27,708
   Mortgage-backed securities............   11,615      70         (11)   11,674
                                          --------     ---        ----    ------
                                          $ 45,551     641        (105)   46,087
                                          ========     ===        ====    ======

   During the year ended December 31, 2000, the Company had realized gains of $133 and realized losses of $2 on sales of investment securities available for sale; compared to realized gains of $32 and no realized losses in 1999 on sales of investment securities available for sale. During 1998, the realized gains amounted to $150, with no realized losses on sales of investment securities available for sale. Specific identification is the basis on which cost was determined in computing realized gains and losses.

   The following is a maturity distribution of investment securities available for sale at December 31, 2000:

                                         Due After         Due After
                           Due            One Year         Five Years
                          Within          Through           Through          Due After
                         One Year Yield  Five Years Yield  Ten Years  Yield  Ten Years Yield
                         -------- -----  ---------- -----  ---------- -----  --------- -----
U.S. Treasury and U. S.
 Government Agencies.... $ 2,492  5.70%    10,040   6.67%     4,964   6.22%      --     --
State and municipals....   2,825  8.60      9,714   8.31     16,761   7.10    28,993   6.76
Mortgage-backed
 securities.............     696  4.86     15,527   6.37      6,589   6.22       --     --
                         -------  ----     ------   ----     ------   ----    ------   ----
Fair value total........ $ 6,013  6.99%    35,281   6.98%    28,314   6.74%   28,993   6.76%
                         =======  ====     ======   ====     ======   ====    ======   ====
Amortized cost.......... $ 5,999           35,027            28,397           29,607
                         =======           ======            ======           ======

   Investment securities available for sale with an aggregate carrying value of approximately $82,622 and $80,092 at December 31, 2000 and 1999, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

(5) Loans

   A summary of loans, by classification, as of December 31 follows:

                                                  December 31,
                                    -----------------------------------------
                                      2000     1999    1998    1997    1996
                                    --------- ------- ------- ------- -------
   Commercial, financial and
    agricultural................... $ 123,727 107,934  93,343  81,678  68,616
   Real estate-construction........    14,321  13,373  10,341   8,799   9,598
   Real estate-mortgage............   283,541 231,637 215,709 195,462 181,775
   Installment loans to
    individuals....................    76,653  92,813  93,873  81,646  72,997
                                    --------- ------- ------- ------- -------
   Total........................... $ 498,242 445,757 413,266 367,585 332,986
                                    ========= ======= ======= ======= =======
   Non-accrual loans included
    above.......................... $   3,031   1,521   1,485     718   1,113
                                    ========= ======= ======= ======= =======

   The foregone interest income related to loans on non-accrual amounted to $384, $240 and $130 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income recognized on loans on non-accrual amounted to $14, $7 and $5 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The following is a summary of activity affecting the allowance for loan losses for the years ended December 31:

                                                         2000     1999    1998
                                                        -------  ------  ------
   Balance at beginning of year........................ $ 6,362   5,795   5,152
   Provision for loan losses...........................   3,880   2,431   1,877
   Loan recoveries.....................................     191     109     128
   Loans charged-off...................................  (4,987) (1,973) (1,362)
                                                        -------  ------  ------
   Balance at end of year.............................. $ 5,446   6,362   5,795
                                                        =======  ======  ======

   At December 31, 2000, impaired loans amounted to approximately $481. During 2000, the average recorded investment in impaired loans was approximately $428, and there is $243 included in the allowance for loan losses related to impaired loans at December 31, 2000. Impaired loans are included in the non-accrual numbers above.

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

   At December 31, 2000, except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

     The Bank had outstanding, unused loan commitments as of December 31, 2000 as follows:

      Home equity loans................................................ $10,546
      Credit cards.....................................................  29,669
      Commercial real estate development...............................  21,118
      Other unused lines of credit.....................................  27,430
                                                                        -------
                                                                        $88,763
                                                                        =======
      Standby letters of credit........................................ $ 1,834
                                                                        =======

   All unused loan commitments are at adjustable rates that fluctuate with prime rate, or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

(6) Premises and Equipment, Net

   A summary of premises and equipment, net, as of December 31 follows:

                                                                2000     1999
                                                              --------  -------
     Land.................................................... $  3,025    2,775
     Buildings and leasehold improvements....................   13,336   12,939
     Furniture and equipment.................................   13,750   12,937
                                                              --------  -------
                                                                30,111   28,651
     Less accumulated depreciation and amortization..........  (13,630) (12,332)
                                                              --------  -------
     Premises and equipment, net............................. $ 16,481   16,319
                                                              ========  =======

(7) Mortgage Servicing Rights

   The following is a summary of activity affecting the valuation allowance for impairment of mortgage servicing rights for the years ended December 31:

                                                               2000  1999 1998
                                                               ----  ---- ----
      Balance at beginning of year............................ $234  229   62
      Aggregate additions charged and reductions credited to
       operations............................................. (233)   5  167
      Aggregate direct writedowns charged against allowance...  --   --   --
                                                               ----  ---  ---
      Balance at end of year.................................. $  1  234  229
                                                               ====  ===  ===

(8) Deposits

   A summary of deposits, by type, as of December 31 follows:

                                                                 2000     1999
                                                               --------- -------
      Transaction accounts.................................... $ 218,066 206,606
      Savings deposits........................................    30,468  30,975
      Insured money market accounts...........................    66,052  59,768
      Time deposits over $100.................................    63,844  53,837
      Other time deposits.....................................   194,236 187,138
                                                               --------- -------
        Total deposits........................................ $ 572,666 538,324
                                                               ========= =======

   Interest paid on time deposits of $100 or more amounted to $2,870, $2,273, and $2,636 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The following table displays the aggregate amounts of time deposits with maturities for the years following December 31, 2000:

      Maturing within one year....................................... $ 216,452
      Maturing after one year through two years......................    28,202
      Maturing after two years through three years...................     5,943
      Maturing after three years through four years..................     1,061
      Maturing after four years through five years...................     6,358
      Maturing after five years......................................        64
                                                                      ---------
        Total........................................................ $ 258,080
                                                                      =========

(9) Short-Term Borrowings

                                                         2000     1999    1998
                                                        -------  ------  ------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
WITH CUSTOMERS
   Amount outstanding at year-end...................... $12,733   7,769  11,630
   Average amount outstanding during year..............  13,842  15,291  16,112
   Maximum amount outstanding at any month-end.........  16,759  20,762  18,127
   Weighted average rate paid at year-end..............    4.15%   1.81%   2.81%
   Weighted average rate paid during the year..........    4.96%   3.40%   3.97%

   Bank of America holds the securities underlying these agreements in the Bank's name in safekeeping for the benefit of the Bank's customers.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
WITH A BANK

   Amount outstanding at year-end...................... $ 7,190  11,252  10,000
   Average amount outstanding during year..............   6,193   1,277     438
   Maximum amount outstanding at any month-end.........  12,625  11,252  10,000
   Weighted average rate paid at year-end..............    6.65%   5.96%   5.32%
   Weighted average rate paid during the year..........    6.88%   5.96%   5.32%

  The securities underlying these agreements are held in the Bank's name in safekeeping by Sun Trust for the benefit of the Bank.

FEDERAL FUNDS PURCHASED

   Amount outstanding at year-end...................... $   --    7,800     --
   Average amount outstanding during year..............   6,361   2,727   2,197
   Maximum amount outstanding at any month-end.........  28,000  15,000   9,200
   Weighted average rate paid at year-end..............     --     5.13%    --
   Weighted average rate paid during the year..........    7.06%   5.79%   5.60%

COMMERCIAL PAPER (MASTER NOTES)

   Amount outstanding at year-end...................... $15,359  12,573  10,859
   Average amount outstanding during year..............  15,945  15,273  12,668
   Maximum amount outstanding at any month-end.........  17,850  17,035  14,084
   Weighted average rate paid at year-end..............    4.40%   2.06%   3.06%
   Weighted average rate paid during the year..........    4.95%   3.44%   4.11%

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

(10) Income Taxes

   Components of income tax provision expense/(benefit) for the years ended December 31 are as follows:

                                                            2000   1999   1998
                                                           ------- -----  -----
   Current:
     Federal.............................................. $ 1,909 2,724  2,704
     State................................................     336   371    338
                                                           ------- -----  -----
                                                             2,245 3,095  3,042
                                                           ------- -----  -----
   Deferred:
     Federal..............................................     392   (57)   (42)
     State................................................     --    --     --
                                                           ------- -----  -----
                                                               392   (57)   (42)
                                                           ------- -----  -----
       Total.............................................. $ 2,637 3,038  3,000
                                                           ======= =====  =====

   The effective tax rates for the years ended December 31 vary from the Federal statutory rates as follows:

                                                              2000   1999  1998
                                                              -----  ----  ----
   U.S. Federal income tax rates.............................  34.0% 34.0% 34.0%
   Changes from statutory rates resulting from:
     Tax-exempt interest income.............................. (10.1) (9.7) (8.2)
     Expenses not deductible for tax purposes................    .8    .6    .7
     State taxes, net of Federal income tax benefit..........   2.3   2.2   2.3
     Other...................................................    .4    .3   1.7
                                                              -----  ----  ----
   Effective tax rates.......................................  27.4% 27.4% 30.5%
                                                              =====  ====  ====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below.

                                                                2000    1999
                                                               ------  ------
   Deferred tax assets:
     Loan loss reserves....................................... $1,677   1,904
     Basis of intangible assets for tax purposes in excess of
      basis for financial reporting...........................    169     232
     Unrealized loss on securities available for sale.........    164   1,500
     Other....................................................    151     108
                                                               ------  ------
       Total gross deferred tax assets........................  2,161   3,744
       Less valuation allowance...............................    --      --
                                                               ------  ------
       Net deferred tax assets................................  2,161   3,744
                                                               ------  ------
   Deferred tax liabilities:
     Fixed assets, due to depreciation differences............   (698)   (667)
     Deferred loan costs deducted for tax purposes as
      incurred................................................   (578)   (573)
     Deferred loan fees recognized under the principal
      reduction method for tax purposes.......................   (545)   (497)
     Prepaid pension expense..................................   (497)   (436)
     Other....................................................    (10)    (10)
                                                               ------  ------
       Total gross deferred tax liabilities................... (2,328) (2,183)
                                                               ------  ------
       Net deferred tax asset (liability)..................... $ (167)  1,561
                                                               ======  ======

   A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on securities available for sale. A current period deferred tax expense related to the change in unrealized loss on securities available for sale of $1,336 has been recorded directly to shareholders equity. The rest of the change in the deferred tax liability results from the current period deferred tax expense of $392.

   No valuation allowance for deferred tax assets has been established at either December 31, 2000 or 1999. Because of taxes paid in carry back periods, as well as estimates of future taxable income, it is management's belief that realization of the net deferred tax asset is more likely than not.

   Tax returns for 1997 and subsequent years are subject to examination by the taxing authorities.

   The Internal Revenue Service is currently examining the Company's federal income tax returns for the years 1997 and 1998. Although the amount of any ultimate liability with respect to such examination cannot be determined, it is the opinion of management, any such liability will not have a material impact on the Company's financial position or results of operations.

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

    The following table details the funded status of the plan, the amounts recognized in the Company's consolidated financial statements, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts for the years ended December 31:

                                                                  2000    1999
                                                                 -------  -----
     Change in benefit obligation
       Benefit obligation at beginning of year.................. $ 5,159  5,056
       Service cost.............................................     356    343
       Interest cost............................................     400    348
       Actuarial loss (gain)....................................     144   (486)
       Benefits paid............................................    (188)  (102)
                                                                 -------  -----
       Benefit obligation at end of year........................ $ 5,871  5,159
                                                                 =======  =====

     Change in plan assets
       Fair value of plan assets at beginning of year...........   6,422  5,539
       Actual return on plan assets.............................      24    491
       Employer contribution....................................     334    494
       Benefits paid............................................    (188)  (102)
                                                                 -------  -----
       Fair value of plan assets at end of year................. $ 6,592  6,422
                                                                 -------  -----

     Funded status..............................................     721  1,263
     Unrecognized prior service cost............................      51     60
     Unrecognized net actuarial loss............................     747    104
     Unrecognized transition....................................     (52)   (78)
                                                                 -------  -----
     Prepaid benefit cost included in other assets.............. $ 1,467  1,349
                                                                 =======  =====

                                                              2000   1999  1998
                                                              -----  ----  ----
     Components of net periodic benefit cost:
       Service cost.......................................... $ 343   335   237
       Interest cost.........................................   348   310   249
       Expected return on plan assets........................  (463) (404) (328)
       Amortization of transition asset......................   (26)  (26)  (26)
       Amortization of prior service cost....................     9     9     9
       Amortization of loss..................................   --      7   --
                                                              -----  ----  ----
       Net periodic benefit cost............................. $ 211   231   141
                                                              =====  ====  ====

     Weighted-average assumptions at December 31:
       Discount rate.........................................  7.75% 7.75% 7.00%
       Rate of increase in compensation levels...............  5.00% 5.00% 5.00%
       Expected long-term rate of return on plan assets......  8.00% 8.00% 8.00%

  (b) Since 1987, the Company has adopted several plans (Stock Option Plans) pursuant to which the Company's Board of Directors may grant incentive and non-incentive stock options to certain key employees and directors of the Company and its subsidiaries. The option price and term of the options shall be determined by the Board on grant date, but shall not be less than 100% of fair market value as of grant date and shall not be greater than 10 years, respectively. Because the Company's stock is not traded on an established market, the fair value may be determined by an annual independent actuarial valuation. As of December 31, 2000 and 1999, 534,000 and 494,000 shares, respectively, had been granted under these plans.

    At December 31, 2000 and 1999, there were 92,000 and 132,000 remaining shares, respectively, available for grant under the Stock Option Plans. Stock option activity for these plans is summarized in the following table:

                                                        Stock   Weighted-Average
                                                       Options   Exercise Price
                                                       -------  ----------------
     Outstanding at December 31, 1997................. 116,000       $4.47
                                                       -------       -----
     Granted.......................................... 200,000        8.75
     Exercised........................................ (29,200)       3.58
                                                       -------       -----
     Outstanding at December 31, 1998................. 286,800        7.55
                                                       -------       -----
     Granted..........................................  18,000       13.00
     Exercised........................................ (27,444)       5.76
                                                       -------       -----
     Outstanding at December 31, 1999................. 277,356        7.96
                                                       -------       -----
     Granted..........................................  40,000       13.00
     Forfeited........................................ (28,000)      13.00
     Exercised........................................ (28,900)       5.81
                                                       -------       -----
     Outstanding at December 31, 2000................. 260,456       $8.55
                                                       -------       -----

       The following table summarizes information about stock options outstanding at December 31, 2000:

                              Options Outstanding         Options Exercisable
                       --------------------------------- ---------------------
                                    Weighted-
                                     Average   Weighted-             Weighted-
                         Number     Remaining   Average    Number     Average
     Range of          Outstanding Contractual Exercise  Exercisable Exercise
     Exercise Prices   at 12/31/00    Life       Price   at 12/31/00   Price
     ---------------   ----------- ----------- --------- ----------- ---------
     $3.92-4.13           17,956    1.64 years   $4.05     17,956      $4.05
     $4.52-4.85           17,500    3.00 years    4.52     17,500       4.52
     $6.88-8.75          195,000    8.18 years    8.65     22,320       8.45
     $13.00               30,000   10.00 years   13.00      6,000      13.00
                         -------   -----------   -----     ------      -----
     Total               260,456    7.59 years   $8.55     63,776      $6.56
                         =======   ===========   =====     ======      =====

    The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 2000, 1999 and 1998.

    The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of stock option fair value. Therefore, as permitted, the Company will continue to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

    The per-share weighted average fair values of stock options granted in 2000, 1999 and 1998 were $5.15, $4.30 and $3.34, respectively. The fair values were estimated as of the respective grant dates using the Black-Scholes option-pricing model. Input variables used in the model included weighted-average risk free interest rates of 6.41%, 5.65% and 5.57%, respectively; expected dividend yields of 1.40%, 1.30% and 1.40%, respectively; and expected volatility factors of 20.5%, 21.30% and 22.20%, respectively; and estimated option lives of 10 years. The pro forma impact on income assumes no options will be forfeited. Had compensation expense for the Company's Stock Option Plan been determined based on the fair value grant date for awards granted in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been effected as shown in the following table:

                                                            2000   1999   1998
                                                           ------ ------ ------
     Net income--as reported.............................. $6,975 $8,069 $6,850
     Net income--pro forma................................  6,863  7,984  6,771
     Net income per common share-basic, not subject to
      put/call--as reported...............................   1.12   1.30   1.05
     Net income per common share-basic, not subject to
      put/call--pro forma.................................   1.10   1.29   1.03
     Net income per common share-dilutive, not subject to
      put/call--as reported...............................   1.09   1.26   1.02
     Net income per common share-dilutive, not subject to
      put/call--pro forma.................................   1.07   1.25   1.01

    The pro forma effects may not be representative of the effects on reported net income for future years as most of the Company's employee stock option grants vest in cumulative increments over a period of five years.

(12) Earnings per Share

   The table below illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the years ended December 31, 2000, 1999 and 1998:

                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
   2000
   ----
   Basic EPS:
   Income available to common
    stockholders..........................    $6,975      6,241,775     $1.12
                                              ------      ---------     -----
   Effect of dilutive securities: stock
    options...............................       --         180,682       --
   Diluted EPS:
   Income available to common stockholders
    plus assumed exercises of stock
    options...............................    $6,975      6,422,457     $1.09
                                              ======      =========     =====

                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
   1999
   ----
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
                                              ======      =========     =====

                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
   1998
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
                                              ======      =========     =====

(13) Related Party Transactions

   Certain of the Company's directors and executive officers are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $2,524 and $2,648 at December 31, 2000 and 1999, respectively. From January 1 through December 31, 2000, these directors and executive officers and their related interests borrowed $2,042 and repaid $2,166. In the opinion of management, these loans do not involve more than the normal risk of collectibility and do not present other unfavorable features.

(14) Commitments and Contingencies

   On December 31, 2000, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment that have initial terms of more than one year. The minimum scheduled payments under these leases are as follows:

      2001............................................................... $  676
      2002...............................................................    674
      2003...............................................................    595
      2004...............................................................    462
      2005...............................................................    177
      Subsequent years...................................................  1,406
                                                                          ------
                                                                          $3,990
                                                                          ======

   Rental expense was $768, $469 and $417 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  (b) Investment Securities Available For Sale
     The fair values of investment securities are derived from quoted market prices.

  (c) Federal Home Loan Bank Stock
    No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

  (d) Loans Held for Sale
     The fair value of loans held for sale is based on prices for outstanding commitments to sell these loans.

  (e) Loans
    The current value of variable-rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2000 and 1999, approximates market.

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

  (g) Securities Sold Under Agreements to Repurchase, Commercial Paper (Master notes), Federal Funds Sold and Federal Funds Purchased
    The carrying amount approximates fair value due to the short-term nature of these instruments.

   The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                               2000                1999
                                        ------------------- -------------------
                                        Carrying Estimated  Carrying Estimated
                                         Amount  Fair Value  Amount  Fair Value
                                        -------- ---------- -------- ----------
   Cash and due from banks............  $ 36,305   36,305    42,446    42,446
                                        ========  =======   =======   =======
   Federal funds sold.................  $  1,879    1,879     1,371     1,371
                                        ========  =======   =======   =======
   Federal Home Loan Bank stock.......  $  1,733    1,733     1,733     1,733
                                        ========  =======   =======   =======
   Investment securities available for
    sale..............................  $ 98,601   98,601   106,772   106,772
                                        ========  =======   =======   =======
   Loans held for sale................  $    611      611     1,169     1,169
                                        ========  =======   =======   =======
   Loans:
     Commercial mortgage..............  $172,693  172,592   139,003   138,717
     Commercial other.................   133,245  133,120   116,727   116,324
     Real estate--mortgage............    48,450   48,678    32,756    32,725
     Installment mortgage.............    84,123   84,100    77,844    77,801
     Installment other................    59,731   58,668    79,427    78,253
                                        --------  -------   -------   -------
       Total loans, gross.............  $498,242  497,158   445,757   443,820
                                        ========  =======   =======   =======
   Deposits...........................  $572,666  572,771   538,324   538,387
                                        ========  =======   =======   =======
   Borrowings:
     Securities sold under agreements
      to repurchase...................  $ 19,923   19,923    19,021    19,021
     Commercial paper (Master notes)..    15,359   15,359    12,573    12,573
     Federal funds purchased..........       --       --      7,800     7,800
                                        --------  -------   -------   -------
                                        $ 35,282   35,282    39,394    39,394
                                        ========  =======   =======   =======

(16) Palmetto Bancshares, Inc. (Parent Company)

   The Parent Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that the Bank can pay to the Parent Company. At December 31, 2000, the Bank had available retained earnings of approximately $10,177 for payment of dividends.

   The Parent Company's principal asset is its investment in its bank subsidiary. The Parent Company's condensed statements of financial condition as of December 31, 2000 and 1999, and the related condensed statements of operations and cash flows for the three-year period ended December 31, 2000 are as follows:

                       Statements of Financial Condition

   Assets                                                          2000    1999
   ------                                                        -------- ------
   Cash......................................................... $    366    197
   Due from subsidiary..........................................   15,359 12,573
   Investment in wholly-owned bank subsidiary...................   51,462 44,604
   Goodwill.....................................................      765    826
                                                                 -------- ------
     Total assets............................................... $ 67,952 58,200
                                                                 ======== ======
   Liabilities and Shareholders' Equity
   ------------------------------------
   Commercial paper (Master notes).............................. $ 15,359 12,573
                                                                 -------- ------
     Total liabilities..........................................   15,359 12,573
                                                                 -------- ------
   Shareholders' equity.........................................   52,593 45,627
                                                                 -------- ------
     Total liabilities and shareholders' equity................. $ 67,952 58,200
                                                                 ======== ======

                           Statements of Operations

                                                         2000   1999   1998
                                                        ------  -----  -----
   Interest income from commercial paper (Master
    notes)............................................. $  789    526    521
   Dividends received from Bank........................  2,310  1,956  1,544
   Equity in undistributed earnings of subsidiary......  4,725  6,174  5,376
   Interest expense on commercial paper (Master
    notes).............................................   (789)  (526)  (521)
   Other operating expenses............................    (60)   (61)   (70)
                                                        ------  -----  -----
   Net income.......................................... $6,975  8,069  6,850
                                                        ======  =====  =====

                           Statements of Cash Flows

                                                       2000     1999    1998
                                                      -------  ------  ------
   Cash flows from operating activities:
     Net income...................................... $ 6,975   8,069   6,850
     Decrease (increase) in due from subsidiary......  (2,786) (1,714)    430
     Earnings retained by wholly owned subsidiary....  (4,725) (6,174) (5,376)
     Amortization of goodwill........................      61      62      61
                                                      -------  ------  ------
       Net cash provided (used) by operating
        activities...................................    (475)    243   1,965
                                                      -------  ------  ------
   Cash flows from financing activities:
     Net change in commercial paper (Master notes)...   2,786   1,714    (430)
     Proceeds from issuance of common stock..........     168     156     104
     Retirement of common stock......................     --      --      (78)
     Dividends paid..................................  (2,310) (1,956) (1,544)
                                                      -------  ------  ------
       Net cash (used) provided by financing
        activities...................................     644     (86) (1,948)
                                                      -------  ------  ------
   Net increase in cash..............................     169     157      17
   Cash at beginning of year.........................     197      40      23
                                                      -------  ------  ------
   Cash at end of year............................... $   366     197      40
                                                      =======  ======  ======

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

   At December 31, 2000 and 1999 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                   To Be Well
                                                                   Capitalized
                                                                  Under Prompt
                                                    For Capital    Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
As of December 31, 2000:
------------------------
 Total capital to risk-weighted
  assets:
  Company                           $53,447 10.76% $39,719 8.00%      N/A   N/A
  Bank............................. $53,081 10.69% $39,719 8.00%  $49,649 10.00%
 Tier 1 capital to risk-weighted
  assets:
  Company                           $48,001  9.67% $19,860 4.00%      N/A   N/A
  Bank............................. $47,635  9.59% $19,860 4.00%  $29,789  6.00%
 Tier 1 capital to average assets:
  Company                           $48,001  7.40% $25,934 4.00%      N/A   N/A
  Bank............................. $47,635  7.35% $25,936 4.00%  $32,420  5.00%

As of December 31, 1999:
------------------------
 Total capital to risk-weighted
  assets:
  Company                           $48,376 10.68% $36,241 8.00%      N/A   N/A
  Bank............................. $48,178 10.64% $36,241 8.00%  $45,301 10.00%
 Tier 1 capital to risk-weighted
  assets:
  Company                           $42,705  9.43% $18,120 4.00%      N/A   N/A
  Bank............................. $42,507  9.38% $18,120 4.00%  $27,181  6.00%
 Tier 1 capital to average assets:
  Company                           $42,705  6.96% $24,530 4.00%      N/A   N/A
  Bank............................. $42,507  6.93% $24,532 4.00%  $30,665  5.00%

(18) Quarterly Financial Data (Unaudited)

   Quarterly operating data for the years ended December 31 is summarized as follows:

                                                          2000
                                         --------------------------------------
                                          First  Second   Third  Fourth
                                         Quarter Quarter Quarter Quarter Total
                                         ------- ------- ------- ------- ------
   Net interest income.................. $ 6,480  6,786   6,616   6,608  26,490
   Provision for loan losses............     525  1,610     800     945   3,880
   Non-interest income..................   2,177  2,407   2,314   2,653   9,551
   Non-interest expense.................   5,494  5,437   5,719   5,899  22,549
   Income tax provision.................     743    605     608     681   2,637
                                         -------  -----   -----   -----  ------
   Net income........................... $ 1,895  1,541   1,803   1,736   6,975
                                         =======  =====   =====   =====  ======
   Net income per share-basic........... $  0.30   0.25    0.29    0.28    1.12
                                         =======  =====   =====   =====  ======
   Net income per share-dilutive........ $  0.30   0.24    0.28    0.27    1.09
                                         =======  =====   =====   =====  ======

                                                          1999
                                         --------------------------------------
                                          First  Second   Third  Fourth
                                         Quarter Quarter Quarter Quarter Total
                                         ------- ------- ------- ------- ------
   Net interest income.................. $ 6,464  6,678   6,849   6,752  26,743
   Provision for loan losses............     491    540     741     659   2,431
   Non-interest income..................   1,749  1,977   2,192   2,151   8,069
   Non-interest expense.................   4,995  5,203   5,306   5,770  21,274
   Income tax provision.................     836    896     897     409   3,038
                                         -------  -----   -----   -----  ------
   Net income........................... $ 1,891  2,016   2,097   2,065   8,069
                                         =======  =====   =====   =====  ======
   Net income per share-basic........... $  0.30   0.32    0.34    0.34    1.30
                                         =======  =====   =====   =====  ======
   Net income per share-dilutive........ $  0.30   0.32    0.33    0.31    1.26
                                         =======  =====   =====   =====  ======

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is set forth under the headings "Election of Directors" and "Named Executive Officers" on pages 2 through 4 in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 7 and pages 11 through 12 in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 11 through 12 in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" on page 12 in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (2) Additional financial statement schedules furnished pursuant to the requirements of Form 10-K

  All other schedules have been omitted as the required information is either inapplicable or included in the Notes to the Consolidated Financial Statements.

(3) Exhibits:

 Exhibit No.                          Description
 -----------                          -----------
 3.1.1       Articles of Incorporation filed on May 13, 1982 in the of-
             fice of the Secretary of State of South Carolina: Incorpo-
             rated by reference to Exhibit 3 to the Company's Registra-
             tion Statement on Form S-4, Commission File No. 33-19367,
             filed with the Securities and Exchange Commission on Decem-
             ber 30, 1987

 3.1.2       Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by
             reference to Exhibit 4.1.2 to the Company's Registration
             Statement on Form S-8, Commission File No. 33-51212 filed
             with the Securities and Exchange Commission on August 20,
             1992

 3.1.3 Articles of Amendment filed on January 26, 1989 in the of-fice of the Secretary of State of South Carolina: Incorpo-rated by reference to Exhibit 4.1.3 to the Company's Regis-tration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

 3.1.4       Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by
             reference to Exhibit 4.1.4 to the Company's Registration
             Statement on Form S-8, Commission File No. 33-51212 filed
             with the Securities and Exchange Commission on August 20,
             1992

 3.1.5 Articles of Amendment filed on October 16, 1996 in the of-fice of the Secretary of State of South Carolina: Incorpo-rated by reference to Exhibit 3.1.5 to the Company's Quar-terly Report on Form 10-Q for the fiscal quarter ended Sep-tember 30, 1996.

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

 3.2.2 Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company's 1996 Annual Re-port on Form 10-K, filed with the Securities and Exchange
             Commission on March 30, 1997.

 3.2.3 Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company's 1998 Annual Re-port on Form 10-K, filed with the Securities and Exchange
             Commission on March 19, 1999.

 4.1.1 Articles of Incorporation of the Registrant: Included in Ex-hibits 3.1.1-.5

   4.2       Bylaws of the Registrant: Included in Exhibit 3.2.1-.3


   4.3 Specimen Certificate for Common Stock: Incorporated by ref-erence to Exhibit 4.3 to the Company's Registration State-ment on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

   4.4 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company's
             1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

 Exhibit No.                          Description
 -----------                          -----------
 10.1*       Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by
             reference to Exhibit 10 (a) to the Company's Registration
             Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

 10.2* The Palmetto Bank Pension Plan and Trust Agreement: Incorpo-rated by reference to Exhibit 10 (c) to the Company's Regis-tration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

 10.3*+      The Palmetto Bank Officer Incentive Compensation Plan

 10.4* Palmetto Bancshares, Inc. 1997 Stock Compensation Plan as amended to date: Incorporated by reference to Exhibit 10.1 to the Company's 1997 Annual Report, filed with the Securi-ties and Exchange Commission on March 23, 1998.

 21.1+       List of Subsidiaries of the Registrant

--------
* Management contract or compensatory plan or arrangement.
+ Filed herewith.

(b) Reports on Form 8-K

   The Registrant did not file any reports on Form 8-K during the three months ended December 31, 2000.

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

                                          Palmetto Bancshares, Inc.

                                                 /s/ L. Leon Patterson
                                          By:__________________________________
                                                     L. Leon Patterson
                                                    Chairman and Chief
                                                     Executive Officer

                                                 /s/ Paul W. Stringer
                                             __________________________________
                                                     Paul W. Stringer
                                              President and Chief Operating
                                                         Officer
                                                (Chief Accounting Officer)

Date: February 13, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ L. Leon Patterson                     Director            February 13, 2001
____________________________________
         L. Leon Patterson

      /s/ Paul W. Stringer                     Director            February 13, 2001
____________________________________
          Paul W. Stringer

     /s/ W. Fred Davis, Jr.                    Director            February 13, 2001
____________________________________
         W. Fred Davis, Jr.

    /s/ David P. George, Jr.                   Director            February 13, 2001
____________________________________
        David P. George, Jr.

                                               Director
____________________________________
          Michael D. Glenn

                                               Director
____________________________________
        John T. Gramling, II

                                               Director
____________________________________
          William S. Moore

                                               Director
____________________________________
        Sam B. Phillips, Jr.

  /s/ James M. Shoemaker, Jr.                  Director            February 13, 2001
____________________________________
      James M. Shoemaker, Jr.

                                               Director
____________________________________
            Ann B. Smith

   /s/ Edward Keith Snead III                  Director            February 13, 2001
____________________________________
       Edward Keith Snead III

    /s/ J. David Wasson, Jr.                   Director            February 13, 2001
____________________________________
        J. David Wasson, Jr.

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

              10.1*          Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10
                             (a) to the Company's Registration Statement on Form S-4, Commission File No.
                             33-19367, filed with the Securities and Exchange Commission on May 2, 1988.


              10.2*          The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to
                             Exhibit 10 (c) to the Company's Registration Statement on Form S-4, Commission File
                             No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

              10.3*</94>     The Palmetto Bank Officer Incentive Compensation Plan

              21.1</94>      List of Subsidiaries of the Registrant


*Management contract or compensatory plan or arrangement.

</94> Filed herewith.