Form 10-Q
period 2001-03-31
PALMETTO BANCSHARES INC
filed 2001-05-03
CIK 706874

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 0-26016

                           PALMETTO BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           South Carolina                                 74-2235055
    ---------------------------------                --------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at May 2, 2001
        -----------------------------           -------------------------
        Common stock, $5.00 par value                   6,260,734

                           PALMETTO BANCSHARES, INC.

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2001


INDEX                                                                   Page No.
-----                                                                   --------


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2001 and December 31, 2000       1

Consolidated Income Statements for the Three Months
Ended Mach 31, 2001 and 2000                                              2

Consolidated Statements of Changes in Shareholders' Equity and
Comprehensive Income for the Three Months Ended
March 31, 2001 and 2000                                                   3

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2001 and 2000                                             4

Notes to the Consolidated Interim Financial Statements                    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12

PART II - OTHER INFORMATION                                               13
---------------------------


SIGNATURES                                                                14
----------

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                 March 31, 2001       December 31, 2000
                                                                               ---------------------------------------------
Assets                                                                             (unaudited)
Cash and due from banks                                                                  $  38,399                $  36,305
Federal funds sold                                                                           6,872                    1,879
Federal Home Loan Bank stock, at cost                                                        1,733                    1,733
Investment securities available for sale (amortized cost of $95,520
     and $99,030, in 2001 and 2000, respectively)                                           96,609                   98,601
Loans held for sale                                                                          4,479                      611
Loans                                                                                      515,451                  498,242
     Less allowance for loan losses                                                         (5,584)                  (5,446)
                                                                               ---------------------------------------------
            Loans, net                                                                     509,867                  492,796

Premises and equipment, net                                                                 17,204                   16,481
Accrued interest                                                                             4,943                    5,229
Other assets                                                                                10,261                    9,755
                                                                               ---------------------------------------------
            Total assets                                                                 $ 690,367                $ 663,390
                                                                               =============================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                   97,851                   96,097
     Interest-bearing                                                                      500,441                  476,569
                                                                               ---------------------------------------------
            Total deposits                                                                 598,292                  572,666

Securities sold under agreements to repurchase                                              21,521                   19,923
Commercial paper (Master notes)                                                             12,102                   15,359
Other liabilities                                                                            3,846                    2,849
                                                                               ---------------------------------------------
            Total liabilities                                                              635,761                  610,797
                                                                               ---------------------------------------------

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   6,259,734 issued and outstanding in 2001; and
   6,255,734 issued and outstanding in 2000                                                 31,299                   31,279
Capital surplus                                                                                 38                       23
Retained earnings                                                                           22,599                   21,555
Accumulated other comprehensive income (loss)                                                  670                     (264)
                                                                               ---------------------------------------------
            Total shareholders' equity                                                      54,606                   52,593
                                                                               ---------------------------------------------
            Total liabilities and shareholders' equity                                   $ 690,367                $ 663,390
                                                                               =============================================

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Income Statements (Unaudited)
              For the three months ended March 31, 2001 and 2000
                 (Dollars in thousands, except per share data)

                                                                                       2001         2000
                                                                              -------------------------------
Interest income:
  Interest and fees on loans                                                        $ 10,832         $ 9,497
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                          272             224
     State and municipal                                                                 691             810
     Mortgage-backed securities                                                          345             437
  Interest on federal funds sold                                                         142              79
  Dividends on FHLB stock                                                                 35              34
                                                                              -------------------------------
            Total interest income                                                     12,317          11,081
                                                                              -------------------------------
Interest expense:
  Interest on deposits                                                                 5,099           4,187
  Interest on securities sold under agreements to repurchase                             282             231
  Interest on federal funds purchased                                                     15              36
  Interest on commercial paper (Master notes)                                            136             147
                                                                              -------------------------------
            Total interest expense                                                     5,532           4,601
                                                                              -------------------------------
            Net interest income                                                        6,785           6,480
Provision for loan losses                                                                850             525
                                                                              -------------------------------
               Net interest income after provision for loan losses                     5,935           5,955
Non-interest income:
  Service charges on deposit accounts                                                  1,412           1,016
  Fees for trust services                                                                499             532
  Gains on sales of loans                                                                 58              10
  Other income                                                                           633             619
                                                                              -------------------------------
            Total non-interest income                                                  2,602           2,177

Non-interest expense:
  Salaries and other personnel                                                         3,074           2,663
  Net occupancy                                                                          551             488
  Furniture and equipment                                                                570             580
  FDIC assessment                                                                         27              28
  Postage and supplies                                                                   354             322
  Marketing and advertising                                                              225             186
  Telephone                                                                              189             200
  Cardholder processing expense                                                          152             138
  Sales finance losses                                                                    20               -
  Other expense                                                                        1,035             889
                                                                              -------------------------------
            Total non-interest expense                                                 6,197           5,494
                                                                              -------------------------------
            Income before income taxes                                                 2,340           2,638
                                                                              -------------------------------
Income tax provision                                                                     670             743
                                                                              -------------------------------
            Net income                                                              $  1,670         $ 1,895
                                                                              ===============================
            Net income per share-basic                                              $   0.27         $  0.30
            Net income per share-dilutive                                           $   0.26         $  0.30
            Cash dividends declared per share                                       $   0.10         $  0.09

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
 Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                              Income (Unaudited)
              For the three months ended March 31, 2001 and 2000
                (Dollars in thousands except number of shares)

                                                                                                 Accumulated
                                                                         Capital                    Other
                                                               Common    Surplus    Retained     Comprehensive
                                                                Stock   (Deficit)   Earnings       Loss, Net          Total
                                                             ---------  ---------   --------     -------------     ----------
Balance at December 31, 1999                                    31,134          -     16,890            (2,397)        45,627
Net income                                                                             1,895                            1,895
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $44                                                                                            (71)
     Net unrealized losses on securities                                                                   (71)
                                                                                                                   ----------
Comprehensive income                                                                                                    1,824
                                                                                                                   ----------
Cash dividend declared                                                                  (561)                            (561)
Issuance of 12,200 shares in connection with stock options          61         15                                          76
                                                             ----------------------------------------------------------------
Balance at March 31, 2000                                       31,195         15     18,224            (2,468)        46,966
                                                             ================================================================

Balance at December 31, 2000                                    31,279         23     21,555              (264)        52,593
Net income                                                                             1,670                            1,670
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $585                                                                                           934
     Net unrealized gains on securities                                                                    934
                                                                                                                   ----------
Comprehensive income                                                                                                    2,604
                                                                                                                   ----------
Cash dividend declared                                                                  (626)                            (626)
Issuance of 4,000 shares in connection with stock options           20         15                                          35
                                                             ----------------------------------------------------------------
Balance at March 31, 2001                                       31,299         38     22,599               670         54,606
                                                             ================================================================

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
              For the three months ended March 31, 2001 and 2000
                            (Dollars in thousands)

                                                                                          2001              2000
                                                                                 ---------------------------------
Cash flows from operating activities:
  Net income                                                                     $        1,670   $         1,895
  Adjustments to reconcile net income to net cash
     provided by operating activities:
           Depreciation and amortization                                                    533               579
           Provision for loan losses                                                        850               525
           Origination of loans held for sale                                           (12,291)             (993)
           Sale of loans held for sale                                                    8,481             2,057
           Gain on sale of loans                                                            (58)              (11)
           Change in accrued interest receivable                                            286               320
           Change in other assets                                                          (391)             (775)
           Change in other liabilities, net                                                 412              (130)
                                                                                 ---------------------------------

                     Net cash provided by (used in) operating activities                   (508)            3,467

Cash flows from investing activities:
  Proceeds from maturities of investment securities available for sale                    1,932             1,014
  Principal paydowns on mortgage-backed securities available for sale                     1,568             1,461
  Net increase in loans outstanding                                                     (18,173)           (9,963)
  Purchases of premises and equipment, net                                               (1,108)             (751)
                                                                                 ---------------------------------

                     Net cash used in investing activities                              (15,781)           (8,239)

Cash flows from financing activities:
  Net increase in deposit accounts                                                       25,626            10,716
  Net increase (decrease) in securities sold under agreements
     to repurchase                                                                        1,598            (2,262)
  Net increase in commercial paper                                                       (3,257)            2,408
  Net increase (decrease) in federal funds purchased                                          -            (7,800)
  Proceeds from issuance of common stock                                                     35                76
  Dividends paid                                                                           (626)             (561)
                                                                                 ---------------------------------

                     Net cash provided by financing activities                           23,376             2,577
                                                                                 ---------------------------------
Net increase (decrease) in cash and cash equivalents                                      7,087            (2,195)
                                                                                 ---------------------------------
Cash and cash equivalents at beginning of the period                                     38,184            43,817
                                                                                 ---------------------------------
Cash and cash equivalents at end of the period                                   $       45,271   $        41,622
                                                                                 =================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                            $        5,619   $         4,541
                                                                                 =================================
     Income taxes                                                                           485                76
                                                                                 =================================

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available for
     sale, before tax                                                                     1,519              (115)
                                                                                 =================================
    Loans transferred to other real estate owned                                            252                 -
                                                                                 =================================
    Loans charged-off                                                                       787               769
                                                                                 =================================

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
              Notes To Consolidated Interim Financial Statements


1. Basis of Presentation
   ---------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2000.

     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

     Certain amounts from 2000 have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.

2. Principles of Consolidation
   ---------------------------

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Palmetto Bank (the "Bank"), and Palmetto Capital, Inc., the Bank's wholly owned subsidiary. The Bank provides a full range of banking services, including taking deposits and making loans. Palmetto Capital, Inc. offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital, Inc. also offers advisory services and variable rate annuities. In consolidation, all significant intercompany accounts and transactions have been eliminated.

3. Summary of Significant Accounting Policies
   ------------------------------------------

     The significant accounting policies used by the Company are described in
Note 1 to the Company's December 2000 Annual Report on Form 10-K. There have been no changes in these policies subsequent to the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2000 TO MARCH 31,
2001

Forward-Looking Statements
--------------------------

     This document may contain certain "forward-looking statements," within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to certain risks, uncertainties, and assumptions. Factors that could influence the matters discussed in certain forward-looking statements include the relative levels of market interest rates, loan prepayments and rates of change in deposit balances, the timing and amount of revenues that may be recognized by the Company, continuation of current revenue, expense and charge-off trends, legal and regulatory changes, and general changes in the economy. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation to update any forward-looking statements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them.

Assets
------

     Liquid assets, which include cash, federal funds sold, and investments available for sale, increased by $5.1 million, or 4%, for the three-month period. The increase in liquid assets was attributable to the $2.1 million increase in cash and due from banks and the $5.0 million increase in federal funds sold, offset by the $2.0 million decrease in investment securities available for sale. The decrease in investment securities available for sale is attributed to $1.5 million in unrealized gains, offset by $1.9 million in maturities, and $1.6 million in principal paydowns.

     Loans, net, increased by $17.1 million, or 3%, during the three-month period as a result of normal growth. The allowance for loan losses as a percentage of total loans decreased slightly to 1.08% from 1.09% at March 31, 2001 and 2000, respectively. Management feels the allowance is adequate at March 31, 2001 because the Bank uses an allowance model that takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth. Over the last 12 to 18 months the Bank has been improving its underwriting standards, shifting its emphasis toward higher-dollar, higher-quality loans, and charging off significant amounts of lower-quality loans.

     At March 31, 2001, the Company had $4.5 million in loans held for sale with commitments to sell these loans in April and May 2001. The mortgage servicing rights related to the mortgage servicing department's activities were $1.1 million at March 31, 2001, which approximates their fair value. Loans serviced for the benefit of others amounted to $134.0 million at March 31, 2001.

     Other assets increased by $506,000, or 5%, from December 31, 2000 to March 31, 2001. The increase is primarily due to $252,000 in additions to other real estate owned (four properties), an increase of $208,000 in prepaid expenses, and an increase of $188,000 in repossessed assets. These increases were offset by a $165,000 decrease in the deferred tax benefit related to unrealized losses on the investment securities available for sale at December 31, 2000. At March 31, 2001, there was a deferred tax liability of $419,000 related to unrealized gains on the investment securities available for sale at March 31, 2001.

Liabilities and Shareholders' Equity
------------------------------------

     Deposit balances increased by 4% during the three-month period, from $572.7 million to $598.2 million, due to normal growth and the introduction of a new deposit product, the Palmetto Index Account. This account is similar to a premier checking account, but features a competitive tiered interest rate based on a minimum deposit balance. Approximately 26% of the deposit balance increase is related to the Palmetto Index Account.

     Securities sold under agreements to repurchase increased by $1.6 million, or 8%, and commercial paper associated with the alternative commercial sweep accounts (master note program) decreased by $3.2 million, or 21%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders' equity increased by $2.0 million, or 4%, for the three-month period as a result of comprehensive income of $2.6 million, less dividends paid of $626,000. The Company also added $35,000 to equity through the issuance of common stock as the result of stock option exercises.

Liquidity
---------

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At March 31, 2001, the Company's liquidity ratio was 12.81%.

     At March 31, 2001, the Bank had unused short-term lines of credit totaling approximately $42 million (which are withdrawable at the lender's option). At March 31, 2001, unused borrowing capacity from the Federal Home Loan Bank ("FHLB") totaled $48 million. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared and paid $0.10 per share in dividends so far in 2001. There can be no guarantee that any additional dividends will be paid in 2001. Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.49%. At March 31, 2001, the Bank had $2.5 million of excess retained earnings available to pay out dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

     The Bank has entered into a contract for the construction of its 29/th/ branch office located in Travelers Rest, South Carolina. The estimated cost of construction under the contract is approximately $613,000.

Capital Resources
-----------------

     As of March 31, 2001, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

-----------------------------------------------------------------------------
                                              Adequately
                                    As of    Capitalized    Well-Capitalized
                                   3/31/01   Requirement       Requirement
-----------------------------------------------------------------------------

 Company:
 --------

   Total Risk-based Capital         10.57%      8.00%            10.00%

   Tier 1 Risk-based Capital         9.49       4.00              6.00

   Tier 1 Leverage Ratio             7.38       4.00              5.00


 Bank:
 -----

   Total Risk-based Capital         10.49       8.00             10.00

   Tier 1 Risk-based Capital         9.41       4.00              6.00

   Tier 1 Leverage Ratio             7.32       4.00              5.00
----------------------------------------------------------------------------

Accounting and Reporting Matters
--------------------------------

     In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". This statement will become effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. In addition to replacing SFAS No. 125, this statement will rescind SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but will carry over most of the provisions of Statement 125 without reconsideration. The Company anticipates that adoption of the standard will not have a material effect on the Company.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   Net income for the three months ended March 31, 2001 and 2000 was $1.7 million and $1.9 million, respectively. Net income per common share-basic for the three months ended March 31, 2001 and 2000 was $0.27 and $0.30, respectively. Net income per common share-dilutive for the same periods was $0.26 and $0.30, respectively.

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

   For the three-month period ended March 31, 2001 and 2000, net interest income was $6.8 million and $6.5 million, respectively. This increase in net interest income was the result of a $58.2 million increase in average earning assets offset by a decrease in the average tax-equivalent net interest margin. Earning assets averaged $618.2 million and $560.0 million during the first quarters of 2001 and 2000, respectively. The increases in volume were due to the growth of loans and increases in federal funds sold. The average tax-equivalent net interest margin for the 2001 period was 4.61%, compared to 4.86% for the same period in 2000.

   Interest and fees on loans increased 14%, from $9.5 million to $10.8 million, for the 2000 three-month period compared to the corresponding period in 2001 due to increased volume and an increase in the average loan yield from 8.44% to 8.58% for the three month period ended March 31, 2000 and 2001, respectively. Interest on investment securities decreased $163,000 for the 2001 three-month period compared to the corresponding period in 2000 due to a lower balance in the investment portfolio during the period ended March 31, 2001. Interest income on federal funds sold increased $63,000 due to an increase in average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, increased from 7.96% to 8.08% for the three months ended March 31, 2000 and 2001, respectively.

   Total interest expense increased by 20%, from $4.6 million to $5.5 million, due to an increase in the average cost of interest-bearing liabilities from 3.86% for the quarter ended March 31, 2000 to 4.28% for the quarter ended March 31, 2001.

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

   The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools.

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

   The Company's current GAP analysis reflects that in periods of increasing or decreasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted by an increase in market interest rates. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes that if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity.

   Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or
minus twenty percent based on a 300 basis point change over twelve months.   The
asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of increasing interest rates, which might adversely affect its net interest margin. The Company does not feel that the market risk to the Company has changed significantly since December 31, 2000.

Provision for Loan Losses
-------------------------

   The provision for loan losses increased to $850,000 from $525,000 for the three months ended March 31, 2001 and 2000, respectively, due to loan growth and charges against the allowance for loan losses primarily due to the increased repossessed assets related to the sales finance area. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

   Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $3.1 million and $2.1 million at
March 31, 2001 and 2000, respectively.   The annualized net charge-off ratio has
decreased from 0.65% for the quarter ended March 31, 2000 to .57% for the quarter ended March 31, 2001. During 1999, the Bank redirected its emphasis on indirect lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as management expected, contributed to the increase of charge-offs as these lower-quality loans were eliminated. Management believes it has taken these lower quality loans into consideration in estimating the level of the allowance for loan losses, nevertheless, charge-offs are expected to remain higher than normal until this process is complete. Delinquent loans to total loans in the sales finance portfolio were 5.7% at March 31, 2001, compared to 14.6% at December 31, 2000.

   While management uses the best information available to make evaluations, future adjustments to the allowance in the form of provisions through the income statement may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment, based upon information that is available to them at the time of their examination.

Non-interest Income
-------------------

   Total non-interest income increased by $425,000, or 20%, for the three months ended March 30, 2001, as compared to the same period in 2000. The largest portion of this increase, $396,000, or 39%, can be attributed to service charges on customer deposit accounts. The increases are primarily related to a new automatic overdraft privilege offered to qualified deposit customers and the increased collection of insufficient funds charges associated with debit card transactions during the 2001 period compared to the same period in 2000.

Non-interest Expense
--------------------

   Total non-interest expense increased by $703,000, or 13%, during the 2001 three-month period compared to the same period in 2000. The largest contributor to this increase was salaries and other personnel expense, which increased $411,000, or 15%, due to normal raises, new employees related to growth, and increased medical insurance premiums paid on behalf of employees. At March 31, 2001, the Bank had 355 full-time equivalent employees compared to 336 full-time equivalent employees at March 31, 2000.

Income Taxes
------------

   The Company incurred income tax expense of $670,000 for the 2001 three-month period compared to $743,000 for the same period in 2000 due to a decrease in taxable income. This expense is based on an expected annual effective tax rate of approximately 28.5%. The effective tax rate for the same period in 2000 was 28.2% and the effective tax rate for the year ended December 31, 2000 was 27.4%.

Net Income Per Share
--------------------

The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three-months ended March 31, 2001 and 2000 (dollars in thousands except per share numbers):

                                                              Income        Shares      Per-Share
2001                                                        (Numerator)  (Denominator)   Amount
----                                                        -------------------------------------
Basic EPS:
----------
Net income                                                    $1,670       6,259,023      $0.27
Effect of dilutive securities: stock options                      --         170,886         --
                                                              ---------------------------------
Diluted EPS:
------------
Net income plus assumed exercises of stock options            $1,670       6,429,909      $0.26
                                                              =================================

                                                              Income        Shares      Per-Share
2000                                                        (Numerator)  (Denominator)   Amount
----                                                        -------------------------------------
Basic EPS:
----------
Net income                                                    $1,895       6,233,019      $0.30
Effect of dilutive securities: stock options                      --         179,645         --
                                                              ---------------------------------
Diluted EPS:
------------
Net income plus assumed exercises of stock options            $1,895       6,412,664      $0.30
                                                              =================================

INDUSTRY DEVELOPMENTS

In November 1999, the Gramm-Leach-Bliley Act was signed into law. This bill provides the Bank and the banking industry new opportunities to compete at the local, national and international levels, allowing financial institutions to better serve their customers' needs. The Act greatly expands the powers of banks and bank holding companies to sell financial products and services, including securities, insurance and financial planning and investment advice; fully closes the so-called "unitary thrift holding company loophole," which currently permits commercial companies to own and operate thrifts; reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding; and protects banks from discriminatory state insurance regulation. The bill also restricts financial institutions' ability to share nonpublic personal customer information with third parties. Management is pleased with the passage of this bill as it opens up avenues for the Bank to offer new financial products and services to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion under "Market Risk" in the Management's Discussion and Analysis section.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

     On January 19, 2001, M. Snyder's, Inc., an automobile dealership that has sold and assigned sales finance contracts to the Bank, filed suit against the Bank and Richard O. Lollis, a former employee of the Bank who was the manager of the sales finance department. The suit was filed in the Court of Common Pleas for Greenville County, South Carolina. M. Snyder's claims arise from the sales finance contracts and its business relationship with the Bank, including causes of action for breach of contract, breach of fiduciary duty, fraud, negligent representation, breach of contract accompanied by fraudulent acts, unfair trade practices, negligence and negligent supervision; M. Snyder's seeks actual and consequential damages. The Bank has filed counterclaims against M. Snyder's based on M. Snyder's breach of contract. The Bank does not believe that M. Snyder's claims are well-founded and is vigorously pursuing its counterclaims and its defenses against the claims. In connection with the above lawsuit, the Bank has also filed a third party complaint against an employee of M. Snyder's, Inc. arising from his actions in dealing with sales finance contracts, including causes of action for fraud, misrepresentation and conversion.

The Company is not currently engaged in legal proceedings. In addition to the matter described above, from time to time the Bank is involved in legal proceedings incidental to its normal course of business as a bank. Management believes that none of these proceedings is likely to have a materially adverse effect on the business of the Company or the Bank.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits:

     None

(b) Reports on Form 8-K:

     The Company did not file a Form 8-K during the three months ended March 31, 2001.

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

Date:  May 1, 2001