Form 10-Q
period 2001-06-30
PALMETTO BANCSHARES INC
filed 2001-08-02
CIK 706874

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

    __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      OR
    ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

    Commission File Number 0-26016

                           PALMETTO BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      South Carolina                                            74-2235055
---------------------------                                 -----------------
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at August 2, 2001
  -----------------------                          ----------------------
Common stock, $5.00 par value                             6,262,734

                           PALMETTO BANCSHARES, INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2001



INDEX                                                                                                 Page No.
-----                                                                                                 --------


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
         Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                                  1

         Consolidated Income Statements for the Three Months
         Ended June 30, 2001 and 2000                                                                        2

         Consolidated Income Statements for the Six Months
         Ended June 30, 2001 and 2000                                                                        3

         Consolidated Statements of Changes in Shareholders' Equity and
         Comprehensive Income for the Six Months Ended
         June 30, 2001 and 2000                                                                              4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000                                                                        5

         Notes to the Consolidated Interim Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               7-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          14-15


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                   16

Item 2.  Changes in Securities and Use of Proceeds                                                           16

Item 3.  Defaults Upon Senior Securities                                                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                                                 16

Item 5.  Other Information                                                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                                                    17

SIGNATURES                                                                                                   18
----------

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                      June 30, 2001     December 31, 2000
                                                                      -----------------------------------
Assets                                                                  (unaudited)
Cash and due from banks                                                   $  32,783        $  36,305
Federal funds sold                                                            2,426            1,879
Federal Home Loan Bank stock, at cost                                         1,733            1,733
Investment securities available for sale (amortized cost of $87,498
     and $99,030, in 2001 and 2000, respectively)                            88,202           98,601
Loans held for sale                                                          11,202              611
Loans                                                                       543,392          498,242
     Less allowance for loan losses                                          (5,760)          (5,446)
                                                                          --------------------------
                 Loans, net                                                 537,632          492,796

Premises and equipment, net                                                  17,422           16,481
Accrued interest                                                              5,074            5,229
Other assets                                                                 10,272            9,755
                                                                          --------------------------
                 Total assets                                             $ 706,746        $ 663,390
                                                                          ==========================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                   105,490           96,097
     Interest-bearing                                                       512,299          476,569
                                                                          --------------------------
                 Total deposits                                             617,789          572,666

Securities sold under agreements to repurchase                               13,578           19,923
Commercial paper (Master note)                                               11,857           15,359
Other liabilities                                                             7,720            2,849
                                                                          --------------------------
                 Total liabilities                                          650,944          610,797
                                                                          --------------------------

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   6,262,734 issued and outstanding in 2001; and
   6,255,734 issued and outstanding in 2000                                  31,314           31,279
Capital surplus                                                                  40               23
Retained earnings                                                            24,063           21,555
Accumulated other comprehensive income (loss)                                   385             (264)
                                                                          --------------------------
                 Total shareholders' equity                                  55,802           52,593
                                                                          --------------------------

                 Total liabilities and shareholders' equity               $ 706,746        $ 663,390
                                                                          ==========================

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Income Statements (Unaudited)
         For the three months ended June 30, 2001 and 2000
                 (Dollars in thousands, except per share data)

                                                                                       2001          2000
                                                                                  -------------------------
Interest income:
  Interest and fees on loans                                                        $ 11,177        $ 9,888
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                          151            386
     State and municipal                                                                 674            793
     Mortgage-backed securities                                                          310            420
  Interest on federal funds sold                                                          75             55
  Dividends on FHLB stock                                                                 32             35
                                                                                  -------------------------
              Total interest income                                                   12,419         11,577
                                                                                  -------------------------

Interest expense:
  Interest on deposits                                                                 4,833          4,184
  Interest on securities sold under agreements to repurchase                             138            227
  Interest on federal funds purchased                                                     28            178
  Interest on commercial paper (Master note)                                              98            202
                                                                                  -------------------------
              Total interest expense                                                   5,097          4,791
                                                                                  -------------------------

              Net interest income                                                      7,322          6,786
Provision for loan losses                                                              1,388          1,610
                                                                                  -------------------------

                 Net interest income after provision for loan losses                   5,934          5,176
Non-interest income:
  Service charges on deposit accounts                                                  2,099          1,132
  Fees for trust services                                                                446            577
  Gains on sales of loans                                                                141             10
  Investment securities gains                                                              -              -
  Other income                                                                           791            688
                                                                                  -------------------------
              Total non-interest income                                                3,477          2,407

Non-interest expense:
  Salaries and other personnel                                                         3,161          2,666
  Net occupancy                                                                          478            479
  Furniture and equipment                                                                584            534
  FDIC assessment                                                                         27             28
  Postage and supplies                                                                   339            272
  Marketing and advertising                                                              288            220
  Telephone                                                                              182            183
  Cardholder processing expense                                                          123            120
  Sales finance losses                                                                    (6)             -
  Other expense                                                                        1,229            935
                                                                                  -------------------------
              Total non-interest expense                                               6,405          5,437
                                                                                  -------------------------
              Income before income taxes                                               3,006          2,146
                                                                                  -------------------------
Income tax provision                                                                     916            605
                                                                                  -------------------------

              Net income                                                             $ 2,090        $ 1,541
                                                                                  =========================
              Net income per share-basic                                             $  0.33        $  0.25
              Net income per share-dilutive                                          $  0.32        $  0.24
              Cash dividends declared per share                                      $  0.10        $  0.09

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Income Statements (Unaudited)
               For the six months ended June 30, 2001 and 2000
                 (Dollars in thousands, except per share data)


                                                                                       2001             2000
                                                                                    ---------------------------
Interest income:
  Interest and fees on loans                                                        $  22,009         $  19,385
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                           423               610
     State and municipal                                                                1,365             1,603
     Mortgage-backed securities                                                           655               857
  Interest on federal funds sold                                                          217               134
  Dividends on FHLB stock                                                                  67                69
                                                                                    ---------------------------
           Total interest income                                                       24,736            22,658
                                                                                    ---------------------------

Interest expense:
  Interest on deposits                                                                  9,932             8,371
  Interest on securities sold under agreements to repurchase                              420               458
  Interest on federal funds purchased                                                      43               214
  Interest on commercial paper (Master note)                                              234               349
                                                                                    ---------------------------
           Total interest expense                                                      10,629             9,392
                                                                                    ---------------------------
           Net interest income                                                         14,107            13,266
Provision for loan losses                                                               2,238             2,135
                                                                                    ---------------------------
           Net interest income after provision for loan losses                         11,869            11,131
Non-interest income:
  Service charges on deposit accounts                                                   3,511             2,148
  Fees for trust services                                                                 945             1,109
  Gains on sales of loans                                                                 199                20
  Other income                                                                          1,424             1,307
                                                                                    ---------------------------
           Total non-interest income                                                    6,079             4,584

Non-interest expense:
  Salaries and other personnel                                                          6,235             5,329
  Net occupancy                                                                         1,029               967
  Furniture and equipment                                                               1,154             1,114
  FDIC assessment                                                                          54                56
  Postage and supplies                                                                    693               594
  Marketing and advertising                                                               513               406
  Telephone                                                                               371               383
  Cardholder processing expense                                                           275               258
  Sales finance losses                                                                     14                 -
  Other expense                                                                         2,264             1,824
                                                                                    ---------------------------
           Total non-interest expense                                                  12,602            10,931
                                                                                    ---------------------------
           Income before income taxes                                                   5,346             4,784
                                                                                    ---------------------------
Income tax provision                                                                    1,586             1,348
                                                                                    ---------------------------

           Net income                                                               $   3,760         $   3,436
                                                                                    ===========================
           Net income per share-basic                                               $    0.60         $    0.55
           Net income per share-dilutive                                            $    0.58         $    0.54
           Cash dividends declared per share                                        $    0.20         $    0.18

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
 Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                              Income (Unaudited)
               For the six months ended June 30, 2001 and 2000
                (Dollars in thousands except number of shares)

                                                                                                        Accumulated
                                                                                Capital                    Other
                                                                     Common     Surplus     Retained    Comprehensive
                                                                     Stock    (Deficit)    Earnings      Loss, Net        Total
                                                                     -----     ---------    --------      ---------        -----
Balance at December 31, 1999                                         31,134            -      16,890          (2,397)      45,627
Net income                                                                                     3,436                        3,436
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
      of tax effect of $14                                                                                        23           23
                                                                                                                          -------
Comprehensive income                                                                                                        3,459
                                                                                                                          -------
Cash dividend declared                                                                        (1,123)                      (1,123)
Issuance of 17,200 shares in connection with stock options               86           22                                      108
                                                                    -------------------------------------------------------------
Balance at June 30, 2000                                             31,220           22      19,203          (2,374)      48,071
                                                                    =============================================================

Balance at December 31, 2000                                         31,279           23      21,555            (264)      52,593
Net income                                                                                     3,760                        3,760
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
      of tax effect of $406                                                                                      649          649
                                                                                                                          -------
Comprehensive income                                                                                                        4,409
                                                                                                                          -------
Cash dividend declared                                                                        (1,252)                      (1,252)
Issuance of 7,000 shares in connection with stock options                35           17                                       52
                                                                    -------------------------------------------------------------
Balance at June 30, 2001                                             31,314           40      24,063             385       55,802
                                                                    =============================================================

See accompanying notes to consolidated interim financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
                For the six months ended June 30, 2001 and 2000
                            (Dollars in thousands)

                                                                                              2001                2000
                                                                                          --------------------------------
Cash flows from operating activities:
  Net income                                                                                $   3,760         $    3,436
  Adjustments to reconcile net income to net cash
      provided by operating activities:
              Depreciation and amortization                                                     1,298              1,087
              Gain on sale of investment securities                                                 -                  -
              Provision for loan losses                                                         2,238              2,135
              Origination of loans held for sale                                              (41,366)            (3,440)
              Sale of loans held for sale                                                      30,974              3,136
              Gain on sale of loans                                                              (199)               (20)
              Change in accrued interest receivable                                               155               (197)
              Change in other assets                                                             (641)              (603)
              Change in other liabilities, net                                                  4,465               (538)
                                                                                            -----------------------------

                                  Net cash provided by operating activities                       684              4,996

Cash flows from investing activities:
  Purchase of investment securities available for sale                                         (5,031)           (10,000)
  Proceeds from maturities of investment securities available for sale                         12,537              1,579
  Proceeds from sale of investment securities available for sale                                    -                  -
  Principal paydowns on mortgage-backed securities available for sale                           3,925              2,457
  Purchase of Federal Home Loan Bank stock                                                          -                  -
  Net increase in loans outstanding                                                           (47,450)           (25,822)
  Purchases of premises and equipment, net                                                     (1,716)            (1,217)
                                                                                            -----------------------------
                                  Net cash used in investing activities                       (37,735)           (33,003)

Cash flows from financing activities:
  Net increase in deposit accounts                                                             45,123              7,055
  Acquisition of deposits, net                                                                      -                  -
  Net decrease in securities sold under agreements to repurchase                               (6,345)            (2,967)
  Net increase in commercial paper                                                             (3,502)             1,716
  Net increase in federal funds purchased                                                           -             13,000
  Proceeds from issuance of common stock                                                           52                108
  Dividends paid                                                                               (1,252)            (1,123)
                                                                                            -----------------------------
                                  Net cash provided by financing activities                    34,076             17,789
                                                                                            -----------------------------
Net decrease in cash and cash equivalents                                                      (2,975)           (10,218)
                                                                                            -----------------------------
Cash and cash equivalents at beginning of the period                                           38,184             43,817
                                                                                            -----------------------------
Cash and cash equivalents at end of the period                                              $  35,209         $   33,599
                                                                                            =============================
Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                       $  10,772         $    9,411
                                                                                            =============================
     Income taxes                                                                               1,644              1,304
                                                                                            =============================

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available for sale,
          before tax                                                                            1,055                 37
                                                                                            =============================
    Loans transferred to other real estate owned                                                  376                  -
                                                                                            =============================
    Loans charged -off                                                                          2,044              1,656
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

     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2000 TO
JUNE 30, 2001

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

Assets
------

     Total assets increased $43.4 million, or 7%, for the six month period ended June 30, 2001, primarily as a result of an increase in loans receivable. Liquid assets, which include cash, federal funds sold, and investments available for sale, decreased by $13.4 million, or 10%, for the six-month period. The decrease in liquid assets was attributable to the $3.5 million decrease in cash and due from banks and the $10.4 million decrease in investment securities available for sale, offset by a $.5 million increase in federal funds sold. During the first six months of 2001, the Bank purchased $5.0 million of investment securities (available for sale), $12.5 million of the investment portfolio matured, and $4.0 million was paid down on mortgage backed securities held for sale. The Bank had a $1.1 million change in pre-tax unrealized gains in its investment portfolio at June 30, 2001.

     Loans, net, increased by $44.8 million, or 9%, during the six-month period as a result of growth sparked by a favorable interest rate environment and increased efforts by lenders. The allowance for loan losses as a percentage of total loans decreased slightly to 1.06% from 1.09% at June 30, 2001 and 2000, respectively. Management feels the allowance is adequate at June 30, 2001 because the Bank uses an allowance model that takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth. Over the last 12 to 18 months the Bank has been improving its underwriting standards, shifting its emphasis toward higher-dollar, higher-quality loans, and charging off significant amounts of lower-quality loans.

     At June 30, 2001, the Company had $11.2 million in loans held for sale with commitments to sell these loans in July and August 2001. Because the interest rate environment has been favorable for mortgage loans and refinances, the Bank has been able to make approximately $48.5 million in mortgage loans during the first six months of 2001, with over 65% being sold in the secondary market. The mortgage servicing rights related to the mortgage servicing department's activities were $1.2 million at June 30, 2001, which approximates their fair value. Loans serviced for the benefit of others amounted to $147.6 million at June 30, 2001.

     Other assets increased by $517,000, or 5%, from December 31, 2000 to June 30, 2001. Because of the increased sales of mortgage loans, mortgage servicing rights increased approximately $409,000, while $281,000 of those rights were amortized. Other real estate increased by $376,000, prepaid expenses increased $379,000, while repossessed assets were reduced by $300,000. During the first six months of 2001, the investment portfolio accumulated unrealized gains, thus eliminating the deferred tax benefit that was recorded at December 31, 2000. At June 30, 2001, there was a deferred tax liability of $241,000 related to those unrealized gains.

Liabilities and Shareholders' Equity
------------------------------------

     Deposit balances increased by 8% during the six-month period, from $572.7 million to $617.8 million. The Bank offered a special rate CD during the first six months of 2001 that accounted for $19.5 million of the increase. A new deposit product, the Palmetto Index Account, also contributed another $25.0 million to the increase in deposits. This account is similar to a premier checking account, but features a competitive tiered interest rate based on a minimum deposit balance.

     Securities sold under agreements to repurchase decreased by $6.3 million, or 32%, and commercial paper associated with the alternative commercial sweep accounts (master note program) decreased by $3.5 million, or 23%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders' equity increased by $3.2 million, or 6%, for the six-month period as a result of comprehensive income of $4.4 million, less dividends paid of $1.2 million. The Company also added $52,000 to equity as the result of stock option exercises.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income
----------

     Net income for the three months ended June 30, 2001 and 2000 was $2.1 million and $1.5 million, respectively. Net income per common share-basic for the three months ended June 30, 2001 and 2000 was $0.33 and $0.25, respectively. Net income per common share-dilutive for the same periods was $0.32 and $0.24, respectively.

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

     For the three-month period ended June 30, 2001 and 2000, net interest income was $7.3 million and $6.8 million, respectively. This increase in net interest income was the result of a $54.1 million increase in average earning assets. Earning assets averaged $634.3 million and $580.2 million during the second quarters of 2001 and 2000, respectively. The increases in volume were primarily due to the growth of loans. The average tax-equivalent net interest margin for the 2001 period was 4.79%, compared to 4.88% for the same period in 2000.

     Interest and fees on loans increased 13%, from $9.9 million to $11.2 million, for the 2000 three-month period compared to the corresponding period in 2001. This increase is due to increased loan volume, offset by a decrease in the average loan yield from 8.59% to 8.33% for the three-month period ended June 30, 2000 and 2001, respectively. Interest on investment securities decreased $464,000 for the 2001 three-month period compared to the corresponding period in 2000 due to a lower balance in the investment portfolio during the period ended June 30, 2001. Interest income on federal funds sold increased $20,000 due to an increase in average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, decreased from 8.02% to 7.85% for the three months ended June 30, 2000 and 2001, respectively.

     Total interest expense increased by 6%, from $4.8 million to $5.1 million. Comparing the quarter ended June 30, 2001 to the same period in the prior year, total interest-bearing liabilities increased 7% from $490.6 million to $525.8 million. The total cost of average interest-bearing liabilities for the quarter ended June 30, 2001 was 3.89%, compared to 3.93% for the same quarter last year.

Provision for Loan Losses
-------------------------

     The provision for loan losses decreased to $1.4 million from $1.6 million for the three months ended June 30, 2001 and 2000, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

     Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $2.8 million at June 30, 2001 and 2000. The annualized net charge-off ratio has decreased from .79% for the quarter ended June 30, 2000 to .39% for the quarter ended June 30, 2001. During 1999, the Bank began redirecting its emphasis on indirect lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as management expected, contributed to the increase of charge-offs as these lower-quality loans were eliminated. Management believes it has taken these lower quality loans into consideration in estimating the level of the allowance for loan losses, nevertheless, charge-offs are expected to remain higher than normal until this process is complete. In the sales finance portfolio, past due loans over 30 days were 7.2% at June 30, 2001 compared to 14.6% at December 31, 2000.

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

Non-interest Income
-------------------

     Total non-interest income increased by $1.1 million, or 44%, for the three months ended June 30, 2001, as compared to the same period in 2000. The largest portion of this increase, $967,000, or 85%, can be attributed to service charges on customer deposit accounts. The increases are primarily related to a new automatic overdraft privilege offered to deposit customers and the increased collection of insufficient funds charges associated with debit card transactions during the 2001 period compared to the same period in 2000.

Non-interest Expense
--------------------

     Total non-interest expense increased by $968,000, or 18%, during the 2001 three-month period compared to the same period in 2000. The largest contributor to this increase was salaries and other personnel expense, which increased $495,000, or 19%, due to normal raises, new employees related to growth, and increased medical insurance premiums paid on behalf of employees. At June 30, 2001, the Bank had 362 full-time equivalent employees compared to 333 full-time equivalent employees at June 30, 2000.

Income Taxes
------------

     The Company incurred income tax expense of $916,000 for the 2001 three-month period compared to $605,000 for the same period in 2000 due to an increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 29.5%. The effective tax rate for the same period in 2000 was 28.1% and the effective tax rate for the year ended December 31, 2000 was 27.4%.

Net Income Per Share
--------------------

     The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended June 30, 2001 and 2000 (dollars in thousands except per share numbers):

                                                        Income        Shares      Per-Share
2001                                                  (Numerator)  (Denominator)   Amount
----                                                  -------------------------------------
Basic EPS:
---------
Net income                                              $2,089       6,261,811       $0.33
Effect of dilutive securities: stock options                --         175,634          --
                                                        ----------------------------------
Diluted EPS:
-----------
Net income plus assumed exercises of stock options      $2,089       6,437,445       $0.32
                                                        ==================================

                                                        Income        Shares      Per-Share
2000                                                  (Numerator)  (Denominator)   Amount
----                                                  ----------   ------------   ---------
Basic EPS:
---------
Net income                                              $1,541       6,240,550       $0.25
Effect of dilutive securities: stock options                --         185,040          --
                                                        ----------------------------------
Diluted EPS:
----------
Net income plus assumed exercises of stock options      $1,541       6,425,590       $0.24
                                                        ==================================

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income
----------

     Net income for the six months ended June 30, 2001 and 2000 was $3.8 million and $3.4 million, respectively. Net income per common share-basic for the six months ended June 30, 2001 and 2000 was $0.60 and $0.55, respectively. Net income per common share-dilutive for the same periods was $0.58 and $0.54, respectively.

Net Interest Income
-------------------

  For the six-month period ended June 30, 2001 and 2000, net interest income was $14.1 million and $13.3 million, respectively. This increase in net interest income was the result of a $56.2 million increase in average earning assets. Earning assets averaged $626.3 million and $570.1 million during the first six months of 2001 and 2000, respectively. The increases in volume were primarily due to the growth of loans. The average tax-equivalent net interest margin for the six months ended June 30, 2001 was 4.70%, compared to 4.88% for the same period in 2000.

  Interest and fees on loans increased 14%, from $19.4 million to $22.0 million, for the 2000 six-month period compared to the corresponding period in 2001.
This increase is due to increased loan volume, offset by a decrease in the average loan yield from 8.56% to 8.47% for the six-month period ended June 30, 2000 and 2001, respectively. Interest on investment securities decreased $627,000 for the 2001 six-month period compared to the corresponding period in 2000 due to a lower balance in the investment portfolio during the period ended June 30, 2001. Interest income on federal funds sold increased $83,000 due to an increase in average volume of federal funds during the six months ending June 30, 2001 compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, decreased from 7.99% to 7.96% for the six months ended June 30, 2000 and 2001, respectively.

  Total interest expense increased by 13.0%, from $9.4 million to $10.6 million. For the six months ended June 30, 2001, total interest-bearing liabilities were $527.4 million compared to $486.1 million at June 30, 2000. The total cost of average interest-bearing liabilities for the six months ended June 30, 2001 was 4.06%, compared to 3.89% for the same period last year.

Provision for Loan Losses
-------------------------

   The provision for loan losses increased to $2.2 million from $2.1 million for the six months ended June 30, 2001 and 2000, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

   Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and
subsequent recoveries are added to the allowance.   The annualized net charge-
off ratio has decreased from 1.12% for the six months ended June 30, 2000 to
 .74% for the six months ended June 30, 2001. During 1999, the Bank began redirecting its emphasis on indirect lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as management expected, contributed to the increase of charge-offs as these lower-quality loans were eliminated. Management believes it has taken these lower quality loans into consideration in estimating the level of the allowance for loan losses, nevertheless, charge-offs are expected to remain higher than normal until this process is complete. In the sales finance portfolio, past due loans over 30 days were 7.2% at June 30, 2001 compared to 14.6% at December 31, 2000.

Non-interest Income
-------------------

   Total non-interest income increased by $1.5 million, or 33%, for the six months ended June 30, 2001, as compared to the same period in 2000. The largest portion of this increase, $1.4 million, can be attributed to service charges on customer deposit accounts. The increases are primarily related to a new automatic overdraft privilege offered to deposit customers and the increased collection of insufficient funds charges associated with debit card transactions during the 2001 period compared to the same period in 2000.

Non-interest Expense
--------------------

   Total non-interest expense increased by $1.7 million, or 15%, during the 2001 six-month period compared to the same period in 2000. The largest contributor to this increase was salaries and other personnel expense, which increased $906,000, or 17%, due to normal raises, new employees related to growth, and increased medical insurance premiums paid on behalf of employees. At June 30, 2001, the Bank had 362 full-time equivalent employees compared to 333 full-time equivalent employees at June 30, 2000. Knowledgeable

Income Taxes
------------

   The Company incurred income tax expense of $1.6 million for the 2001 six-month period compared to $1.3 million for the same period in 2000 due to an increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 29.5%. The effective tax rate for the same period in 2000 was 28.1% and the effective tax rate for the year ended December 31, 2000 was 27.4%.

Net Income Per Share
--------------------

    The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the six-months ended June 30, 2001 and 2000 (dollars in thousands except per share numbers):

                                                         Income        Shares      Per-Share
 2001                                                  (Numerator)  (Denominator)   Amount
 ----                                                  -------------------------------------
 Basic EPS:
 ----------
 Net income                                                $3,760      6,260,425       $0.60
 Effect of dilutive securities: stock options                  --        172,967          --
                                                           ---------------------------------
 Diluted EPS:
 -----------
 Net income plus assumed exercises of stock options        $3,760      6,433,392       $0.58
                                                           =================================

                                                         Income        Shares       Per-Share
 2000                                                  (Numerator)  (Denominator)    Amount
 ----                                                  --------------------------------------
 Basic EPS:
 ----------
 Net income                                                $3,436      6,236,785       $0.55
 Effect of dilutive securities: stock options                  --        181,100          --
                                                           ---------------------------------
 Diluted EPS:
 ------------
 Net income plus assumed exercises of stock options        $3,436     6,417,885,       $0.54
                                                           =================================

Liquidity
---------

  The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At June 30, 2001, the Company's liquidity ratio was 13.91%.

  At June 30, 2001, the Bank had unused short-term lines of credit totaling approximately $42 million (which are withdrawable at the lender's option). At June 30, 2001, unused borrowing capacity from the Federal Home Loan Bank ("FHLB") totaled $48 million. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

  The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared and paid $0.20 per share in dividends so far in 2001. There can be no guarantee that any additional dividends will be paid in 2001. Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.29%. At June 30, 2001, the Bank had $1.6 million of excess retained earnings available to pay out dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

  The Bank has begun construction of its 29th branch office located in Travelers Rest, South Carolina. The estimated cost of construction under contract is approximately $613,000. The Bank has also received regulatory approval to open a branch office in Seneca, South Carolina. This will be the Bank's first location in Oconee County.

Capital Resources
-----------------

  As of June 30, 2001, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

--------------------------------------------------------------------------------------------
                                                 Adequately
                                    As of       Capitalized      Well-Capitalized
                                   6/30/01      Requirement         Requirement
--------------------------------------------------------------------------------------------
Company:
--------

   Total Risk-based Capital        10.37%         8.00%               10.00%

   Tier 1 Risk-based Capital        9.31          4.00                 6.00

   Tier 1 Leverage Ratio            7.46          4.00                 5.00


Bank:
-----

   Total Risk-based Capital        10.29          8.00                10.00

   Tier 1 Risk-based Capital        9.24          4.00                 6.00

   Tier 1 Leverage Ratio            7.39          4.00                 5.00

Accounting and Reporting Matters
--------------------------------

  In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". This statement became effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. In addition to replacing SFAS No. 125, this statement rescinded SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of Statement 125 without reconsideration. Adoption of the standard did not have a material effect on the Company.

  In July 2001, the FASB issued Statement No. 141 (SFAS 141), "Business Combinations" and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". These standards will be adopted in 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

  Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a further date are not expected to have a material impact on the consolidated financial statements upon adoption.

  On July 2, 2001, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with Generally Accepted Accounting Principles. The Company believes that it is currently in compliance with the requirements of SAB 102.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   The Company's current GAP analysis reflects that in periods of increasing or decreasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted by an increase in market interest rates. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes that if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. During the first six months of 2001, market interest rates have steadily declined. Because the Bank's rate sensitive assets have been repricing slower than its rate sensitive liabilities during this period, the Bank has been able to maintain a strong net interest margin of 4.54%.

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

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings
        -----------------

   On January 19, 2001, M. Snyder's, Inc., an automobile dealership that has sold and assigned sales finance contracts to the Bank, filed suit against the Bank and Richard O. Lollis, a former employee of the Bank who was the manager of the sales finance department. The suit was filed in the Court of Common Pleas for Greenville County, South Carolina. M. Snyder's claims arise from the sales finance contracts and its business relationship with the Bank, including causes of action for alleged breach of contract, breach of fiduciary duty, fraud, negligent representation, breach of contract accompanied by fraudulent acts, unfair trade practices, negligence and negligent supervision; M. Snyder's seeks actual and consequential damages. The Bank has filed counterclaims against M. Snyder's based on, among other things, alleged breach of contract with fraudulent intent, fraud, misrepresentations, unfair trade practices, bad faith, procurement of breach of contracts by customers and conversion of assets properly belonging to the Bank. The Bank does not believe that M. Snyder's claims are well-founded and is vigorously pursuing its counterclaims and its defenses against the claims. In connection with the above lawsuit, the Bank has also filed a third party complaint against an employee of M. Snyder's, Inc. arising from his actions in dealing with sales finance contracts, including causes of action for fraud, misrepresentation and conversion.

   The Company is not currently engaged in legal proceedings. In addition to the matter described above, from time to time the Bank is involved in legal proceedings incidental to its normal course of business as a bank. Management believes that none of these proceedings is likely to have a materially adverse effect on the business of the Company or the Bank.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4. Submission of Matters to a Vote of Securities Holders
        -----------------------------------------------------
   The annual shareholders' meeting of Palmetto Bancshares, Inc. was held on April 17, 2001. At the meeting the following directors were elected for the terms specified:

                                                    Number of Votes                       Number of Votes
                                                          FOR                                 WITHHELD
                                                --------------------------------------------------------------
Term to expire in 2004
----------------------
W. Fred Davis, Jr.                                     5,101,632                                12,771
David P. George, Jr.                                   5,097,632                                16,771
Michael D. Glenn                                       5,101,632                                12,771
Ann B. Smith                                           4,834,306                               280,097
Term to expire in 2003
----------------------
Sam B. Phillips, Jr.                                   5,101,632                                12,771

John T. Gramling, II, William S. Moore, L. Leon Patterson, James M. Shoemaker, Jr., E. Keith Snead, III, Paul W. Stringer, and J. David Wasson continued in their present terms as directors.

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a) Exhibits:
None

(b) Reports on Form 8-K:
     The Company filed a Form 8-K dated April 24, 2001 to report a change in independent accountants.

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

Date:   August 1, 2001