Form 10-Q
period 2001-09-30
PALMETTO BANCSHARES INC
filed 2001-11-02
CIK 706874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
     ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

    Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
                    _________________________________________

             (Exact name of registrant as specified in its charter)

           South Carolina                                  74-2235055
    ----------------------------                         ---------------
    (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                  Identification No.)



                               301 Hillcrest Drive
                             Laurens, South Carolina
                                      29360
                          _____________________________

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 984-4551
                        _________________________________

              ( Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                         ----    ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at November 1, 2001
               ---------------                         -----------------
        Common stock, $5.00 par value                      6,264,734

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001


INDEX                                                                               Page No.
-----                                                                               --------

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001 and December 31, 2000          1

         Consolidated Income Statements for the Three Months
         Ended September 30, 2001 and 2000                                                2

         Consolidated Income Statements for the Nine Months
         Ended September 30, 2001 and 2000                                                3

         Consolidated Statements of Changes in Shareholders' Equity and
         Comprehensive Income for the Nine Months Ended
         September 30, 2001 and 2000                                                      4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000                                                5

         Notes to the Consolidated Interim Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              7-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       14-15

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                16

Item 2.  Changes in Securities and Use of Proceeds                                        16

Item 3.  Defaults Upon Senior Securities                                                  16

Item 4.  Submission of Matters to a Vote of Security Holders                              16

Item 5.  Other Information                                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                 16

SIGNATURES                                                                                17
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                     September 30, 2001         December 31, 2000
                                                                                     ------------------         -----------------
Assets                                                                                   (unaudited)
Cash and due from banks                                                                       $  31,985                 $  36,305
Federal funds sold                                                                                1,760                     1,879
Federal Home Loan Bank stock, at cost                                                             1,733                     1,733
Investment securities available for sale (amortized cost of $95,350
   and $99,030, in 2001 and 2000, respectively)                                                  97,266                    98,601
Loans held for sale                                                                               5,346                       611
Loans                                                                                           546,626                   498,242
   Less allowance for loan losses                                                                (5,611)                   (5,446)
                                                                                              ---------                 ---------
               Loans, net                                                                       541,015                   492,796

Premises and equipment, net                                                                      18,551                    16,481
Accrued interest                                                                                  5,043                     5,229
Other assets                                                                                     11,257                     9,755
                                                                                              ---------                 ---------
               Total assets                                                                   $ 713,956                 $ 663,390
                                                                                              =========                 =========
Liabilities and Shareholders' Equity

Liabilities:
Deposits:
   Non-interest-bearing                                                                         100,606                    96,097
   Interest-bearing                                                                             522,850                   476,569
                                                                                              ---------                 ---------
               Total deposits                                                                   623,456                   572,666

Securities sold under agreements to repurchase                                                   14,605                    19,923
Commercial paper (Master note)                                                                   12,907                    15,359
Other liabilities                                                                                 4,812                     2,849
                                                                                              ---------                 ---------
               Total liabilities                                                                655,780                   610,797
                                                                                              ---------                 ---------
Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
 6,264,734 issued and outstanding in 2001; and
 6,255,734 issued and outstanding in 2000                                                        31,324                    31,279
Capital surplus                                                                                      47                        23
Retained earnings                                                                                25,628                    21,555
Accumulated other comprehensive income (loss)                                                     1,177                      (264)
                                                                                              ---------                 ---------
               Total shareholders' equity                                                        58,176                    52,593
                                                                                              ---------                 ---------

               Total liabilities and shareholders' equity                                     $ 713,956                 $ 663,390
                                                                                              =========                 =========


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
             For the three months ended September 30, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                                                                     2001                  2000
                                                                                                  ---------             ----------
Interest income:
 Interest and fees on loans                                                                       $  11,126             $   10,334
 Interest and dividends on investment securities available for sale:
   U.S. Treasury and U.S. Government agencies                                                           146                    391
   State and municipal                                                                                  674                    789
   Mortgage-backed securities                                                                           284                    398
 Interest on federal funds sold                                                                          82                     30
 Dividends on FHLB stock                                                                                 29                     35
                                                                                                  ---------             ----------
                              Total interest income                                                  12,341                 11,977
                                                                                                  ---------             ----------
Interest expense:
 Interest on deposits                                                                                 4,600                  4,623
 Interest on securities sold under agreements to repurchase                                              82                    292
 Interest on federal funds purchased                                                                      5                    228
 Interest on commercial paper (Master note)                                                              80                    218
                                                                                                  ---------             ----------
                              Total interest expense                                                  4,767                  5,361
                                                                                                  ---------             ----------

                              Net interest income                                                     7,574                  6,616
Provision for loan losses                                                                               900                    800
                                                                                                  ---------             ----------

                              Net interest income after provision for loan losses                     6,674                  5,816
Non-interest income:
 Service charges on deposit accounts                                                                  1,911                  1,244
 Fees for trust services                                                                                427                    386
 Gains on sales of loans                                                                                204                     34
 Other income                                                                                           690                    650
                                                                                                  ---------             ----------
                              Total non-interest income                                               3,232                  2,314

Non-interest expense:
 Salaries and other personnel                                                                         3,562                  2,691
 Net occupancy                                                                                          523                    511
 Furniture and equipment                                                                                614                    551
 FDIC assessment                                                                                         28                     28
 Postage and supplies                                                                                   293                    270
 Marketing and advertising                                                                              201                    134
 Telephone                                                                                              196                    194
 Cardholder processing expense                                                                          135                    158
 Sales finance losses                                                                                     2                    137
 Other expense                                                                                        1,278                  1,045
                                                                                                  ---------             ----------
                              Total non-interest expense                                              6,832                  5,719
                                                                                                  ---------             ----------
                              Income before income taxes                                              3,074                  2,411
                                                                                                  ---------             ----------
Income tax provision                                                                                    882                    608
                                                                                                  ---------             ----------

                              Net income                                                          $   2,192             $    1,803
                                                                                                  =========             ==========
                              Net income per share-basic                                          $    0.35             $     0.29
                              Net income per share-dilutive                                       $    0.34             $     0.28
                              Cash dividends declared per share                                   $    0.10             $     0.09


See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
              For the nine months ended September 30, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                                            2001         2000
                                                                          --------       ------
Interest income:
  Interest and fees on loans                                              $ 33,135     $ 29,719
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                569        1,001
     State and municipal                                                     2,039        2,392
     Mortgage-backed securities                                                939        1,255
  Interest on federal funds sold                                               299          164
  Dividends on FHLB stock                                                       96          104
                                                                          --------     --------
         Total interest income                                              37,077       34,635
                                                                          --------     --------

Interest expense:
  Interest on deposits                                                      14,532       12,994
  Interest on securities sold under agreements to repurchase                   502          750
  Interest on federal funds purchased                                           48          442
  Interest on commercial paper (Master note)                                   314          567
                                                                          --------     --------
         Total interest expense                                             15,396       14,753
                                                                          --------     --------

         Net interest income                                                21,681       19,882
Provision for loan losses                                                    3,138        2,935
                                                                          --------     --------

         Net interest income after provision for loan losses                18,543       16,947
Non-interest income:
  Service charges on deposit accounts                                        5,422        3,392
  Fees for trust services                                                    1,372        1,495
  Gains on sales of loans                                                      403           54
  Other income                                                               2,114        1,957
                                                                          --------     --------
         Total non-interest income                                           9,311        6,898

Non-interest expense:
  Salaries and other personnel                                               9,797        8,020
  Net occupancy                                                              1,552        1,478
  Furniture and equipment                                                    1,768        1,665
  FDIC assessment                                                               82           84
  Postage and supplies                                                         986          864
  Marketing and advertising                                                    714          540
  Telephone                                                                    567          577
  Cardholder processing expense                                                410          416
  Sales finance losses                                                          16          137
  Other expense                                                              3,542        2,869
                                                                          --------     --------
         Total non-interest expense                                         19,434       16,650
                                                                          --------     --------
         Income before income taxes                                          8,420        7,195
                                                                          --------     --------
Income tax provision                                                         2,468        1,956
                                                                          --------     --------

         Net income                                                       $  5,952      $ 5,239
                                                                          ========     ========
         Net income per share-basic                                       $   0.95      $  0.84
         Net income per share-dilutive                                    $   0.92      $  0.82
         Cash dividends declared per share                                $   0.30      $  0.27

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
    Income (Unaudited) For the nine months ended September 30, 2001 and 2000
                 (Dollars in thousands except number of shares)

                                                                                                               Accumulated
                                                                                      Capital                     Other
                                                                         Common       Surplus      Retained   Comprehensive
                                                                          Stock      (Deficit)     Earnings     Loss, Net    Total
                                                                       ------------------------------------------------------------
Balance at December 31, 1999                                           $ 31,134     $     -     $ 16,890      $ (2,397)    $ 45,627
Net income                                                                                         5,239                      5,239
Other comprehensive income, net of tax:
  Unrealized holding gains arising during period, net
    of tax effect of $670                                                                                                     1,071
  Less: reclassification adjustment for gains included
    in net income, net of tax effect of $1                                                                                       (2)
  Net unrealized losses on securities                                                                            1,069
                                                                                                                         -----------
Comprehensive income                                                                                                          6,308
                                                                                                                         -----------
Cash dividend declared                                                                            (1,685)                    (1,685)
Issuance of 20,200 shares in connection with stock options                  101          22                                     123
                                                                       -------------------------------------------------------------
Balance at September 30, 2000                                            31,235          22       20,444        (1,328)      50,373
                                                                       =============================================================
Balance at December 31, 2000                                             31,279          23       21,555          (264)      52,593
Net income                                                                                         5,952                      5,952
Other comprehensive income, net of tax:
  Unrealized holding gains arising during period, net
    of tax effect of $902                                                                                        1,441        1,441
                                                                                                                         -----------
Comprehensive income                                                                                                          7,393
                                                                                                                         -----------
Cash dividend declared                                                                            (1,879)                    (1,879)
Issuance of 9,000 shares in connection with stock options                    45          24                                      69
                                                                       -------------------------------------------------------------
Balance at September 30, 2001                                          $ 31,324     $    47     $ 25,628      $  1,177     $ 58,176
                                                                       =============================================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
              For the nine months ended September 30, 2001 and 2000
                             (Dollars in thousands)

                                                                                      2001        2000
                                                                                    --------    --------
Cash flows from operating activities:

  Net income                                                                        $  5,952    $  3,436
  Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation and amortization                                            1,981       1,087
              Provision for loan losses                                                3,138       2,135
              Origination of loans held for sale                                     (64,875)     (3,440)
              Sale of loans held for sale                                             60,543       3,136
              Gain on sale of loans                                                     (403)        (20)
              Change in accrued interest receivable                                      186        (197)
              Change in other assets                                                  (1,247)       (603)
              Change in other liabilities, net                                         1,061        (538)
                                                                                    --------    --------

                          Net cash provided by operating activities                    6,336       4,996

Cash flows from investing activities:
  Purchase of investment securities available for sale                               (18,432)    (10,000)
  Proceeds from maturities of investment securities available for sale                16,239       1,579
  Principal paydowns on mortgage-backed securities available for sale                  5,822       2,457
  Net increase in loans outstanding                                                  (52,369)    (25,822)
  Purchases of premises and equipment, net                                            (3,245)     (1,217)
                                                                                    --------    --------

                          Net cash used in investing activities                      (51,985)    (33,003)

Cash flows from financing activities:
  Net increase in deposit accounts                                                    50,790       7,055
  Net decrease in securities sold under agreements
     to repurchase                                                                    (5,318)     (2,967)
  Net increase in commercial paper                                                    (2,452)      1,716
  Net increase in federal funds purchased                                                 --      13,000
  Proceeds from issuance of common stock                                                  69         108
  Dividends paid                                                                      (1,879)     (1,123)
                                                                                    --------    --------

                          Net cash provided by financing activities                   41,210      17,789
                                                                                    --------    --------

Net decrease in cash and cash equivalents                                             (4,439)    (10,218)
                                                                                    --------    --------
Cash and cash equivalents at beginning of the period                                  38,184      43,817
                                                                                    --------    --------
Cash and cash equivalents at end of the period                                      $ 33,745    $ 33,599
                                                                                    ========    ========

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                               $ 15,692    $ 14,637
                                                                                    ========    ========
     Income taxes                                                                      2,328       1,514
                                                                                    ========    ========

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available for sale,
          before tax                                                                   2,343       1,738
                                                                                    ========    ========
    Loans transferred to other real estate owned                                       1,012           6
                                                                                    ========    ========
    Loans charged -off                                                                 3,125       3,803
                                                                                    ========    ========

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation
    ---------------------
     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2000.
     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.
     Certain amounts from 2000 have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on shareholders' equity or on net income as previously reported.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2001

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

Assets
------
     Total assets increased $50.6 million, or 8%, for the nine month period ended September 30, 2001, primarily as a result of an increase in loans receivable and loans held for sale. Liquid assets, which include cash, federal funds sold, and investments available for sale, decreased by $5.8 million, or 4%, for the nine-month period. The decrease in liquid assets was attributable to the $4.3 million decrease in cash and due from banks, the $1.3 million decrease in investment securities available for sale, and the $120,000 decrease in federal funds sold. During the first nine months of 2001, the Bank purchased $18.4 million of investment securities (available for sale), $16.2 million of the investment portfolio matured, and $5.8 million was paid down on mortgage backed securities held for sale. The Bank had a $2.3 million change in pre-tax unrealized gains in its investment portfolio at September 30, 2001.

     Loans, net, increased by $48.2 million, or 10%, during the nine-month period as a result of growth sparked by a favorable interest rate environment and increased efforts by lenders. The allowance for loan losses as a percentage of total loans decreased to 1.03% from 1.09% at September 30, 2001 and 2000, respectively. Management feels the allowance is adequate at September 30, 2001 because the Bank uses an allowance model that takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth. The Bank has been making efforts to improve its underwriting standards, shift its emphasis toward higher-dollar, higher-quality loans, and charge off significant amounts of lower-quality loans.

     At September 30, 2001, the Company had $5.3 million in loans held for sale with commitments to sell these loans in October and November 2001. Because the interest rate environment has been favorable for mortgage loans and refinances, the Bank has been able to make approximately $77.9 million in mortgage loans during the first nine months of 2001, with over 65% being sold in the secondary market. The mortgage servicing rights related to the mortgage servicing department's activities were $1.5 million at September 30, 2001, which approximates their fair value. Loans serviced for the benefit of others amounted to $169.0 million at September 30, 2001.

     Other assets increased by $1.5 million, or 15%, from December 31, 2000 to September 30, 2001. Because of the increased sales of mortgage loans, mortgage servicing rights increased approximately $817,000, while $429,000 of those rights were amortized. Other real estate increased by $1.1 million and prepaid expenses increased $330,000, while repossessed assets were reduced by $204,000. During the first nine months of 2001, the investment portfolio accumulated unrealized gains, thus eliminating the deferred tax benefit that was recorded at December 31, 2000. At September 30, 2001, there was a deferred tax liability of $737,000 related to those unrealized gains.

Liabilities and Shareholders' Equity
------------------------------------
     Deposit balances increased by 9% during the nine-month period, from $572.7 million to $623.5 million. The Bank has made an effort to attract depositors through special rate certificates of deposit and new deposit products. Securities sold under agreements to repurchase decreased by $5.3 million, or 27%, and commercial paper associated with the alternative commercial sweep accounts (master note program) decreased by $2.5 million, or 16%. These changes are the result of normal fluctuations in the accounts.

     Total shareholders' equity increased by $5.5 million, or 11%, for the nine-month period as a result of comprehensive income of $7.4 million, less dividends paid of $1.9 million. The Company also added $69,000 to equity as the result of stock option exercises.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income
----------
     Net income for the three months ended September 30, 2001 and 2000 was $2.2 million and $1.8 million, respectively. Net income per common share-basic for the three months ended September 30, 2001 and 2000 was $0.35 and $0.29, respectively. Net income per common share-dilutive for the same periods was $0.34 and $0.28, respectively.

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

     For the three-month periods ended September 30, 2001 and 2000, net interest income was $7.6 million and $6.6 million, respectively. This increase in net interest income was the result of a $55.9 million increase in average earning assets. Earning assets averaged $650.2 million and $594.2 million during the second quarters of 2001 and 2000, respectively. The increases in volume were primarily due to the growth of loans. The average tax-equivalent net interest margin for the 2001 period was 4.78%, compared to 4.60% for the same period in 2000.

     Interest and fees on loans increased 8%, from $10.3 million to $11.1 million, for the 2000 three-month period compared to the corresponding period in 2001. This increase is due to increased loan volume, offset by a decrease in the average loan yield from 8.57% to 8.00% for the three-month periods ended September 30, 2000 and 2001, respectively. Interest on investment securities decreased $474,000 for the 2001 three-month period compared to the corresponding period in 2000 due to a lower balance in the investment portfolio during the period ended September 30, 2001. Interest income on federal funds sold increased $52,000 due to an increase in average volume of federal funds sold for the quarter compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, decreased from 8.00% to 7.53% for the three months ended September 30, 2000 and 2001, respectively.

     Total interest expense increased by 11%, from $5.4 million to $4.8 million. Comparing the quarter ended September 30, 2001 to the same period in the prior year, total interest-bearing liabilities increased 9% from $502.3 million to $545.3 million. The total cost of average interest-bearing liabilities for the quarter ended September 30, 2001 was 3.47%, compared to 4.25% for the same quarter last year.

Provision for Loan Losses
-------------------------
     The provision for loan losses increased to $900,000 from $800,000 for the three months ended September 30, 2001 and 2000, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

     Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. Loans over 90 days delinquent and on non-accrual amounted to approximately $2.5 million and $3.2 million at September 30, 2001 and 2000, respectively. The annualized net charge-off ratio has decreased from .31% for the quarter ended September 30, 2000 to .25% for the quarter ended September 30, 2001. The Bank has been focusing its efforts on improving loan quality, particularly in the sales finance area. As a result of this refocused effort, the Bank has experienced higher than normal losses in this area during the past 12 to 18 months. However, the sales finance portfolio has shown improvement as past due loans over 30 days have decreased from 14.6% at December 31, 2000 to 7.3% at September 30, 2001.

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

Non-interest Income
-------------------
     Total non-interest income increased by $918,000, or 40%, for the three months ended September 30, 2001, as compared to the same period in 2000. The largest portion of this increase, $667,000, or 73%, can be attributed to service charges on customer deposit accounts. The increases are primarily related to a new automatic overdraft privilege offered to deposit customers that was implemented earlier in 2001.

Non-interest Expense
--------------------
     Total non-interest expense increased by $1.1 million, or 19%, during the 2001 three-month period compared to the same period in 2000. The largest contributor to this increase was salaries and other personnel expense, which increased $871,000, or 32%, due to normal raises, new employees related to growth, and increased medical insurance premiums paid on behalf of employees. At September 30, 2001, the Bank had 354 full-time equivalent employees compared to 336 full-time equivalent employees at September 30, 2000.

Income Taxes
------------
     The Company incurred income tax expense of $882,000 for the 2001 three-month period compared to $608,000 for the same period in 2000 due to an increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 29.3%. The effective tax rate for the same period in 2000 was 27.2% and the effective tax rate for the year ended December 31, 2000 was 27.4%.

Net Income Per Share
--------------------
     The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended September 30, 2001 and 2000 (dollars in thousands except per share numbers):

                                                                  Income             Shares           Per-Share
   2001                                                         (Numerator)       (Denominator)        Amount
   ----                                                         --------------------------------------------------
   Basic EPS:
   ---------
   Net income                                                    $2,192             6,263,125           $0.35
   Effect of dilutive securities: stock options                      --               174,206              --
                                                                --------------------------------------------------
   Diluted EPS:
   -----------
   Net income plus assumed exercises of stock options            $2,192             6,437,331           $0.34
                                                                ==================================================

                                                                  Income             Shares           Per-Share
   2000                                                         (Numerator)       (Denominator)        Amount
   ----                                                         --------------------------------------------------
   Basic EPS:
   ---------
   Net income                                                    $1,803             6,244,686           $0.29
   Effect of dilutive securities: stock options                      --               183,903              --
                                                                --------------------------------------------------
   Diluted EPS:
   -----------
   Net income plus assumed exercises of stock options            $1,803             6,428,589           $0.28
                                                                ==================================================

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income
----------
       Net income for the nine months ended September 30, 2001 and 2000 was $5.9 million and $5.2 million, respectively. Net income per common share-basic for the nine months ended September 30, 2001 and 2000 was $0.95 and $0.84, respectively. Net income per common share-dilutive for the same periods was $0.92 and $0.82, respectively.

Net Interest Income
-------------------
     For the nine-month periods ended September 30, 2001 and 2000, net interest income was $21.7 million and $19.9 million, respectively. This increase in net interest income was the result of a $56.1 million increase in average earning assets. Earning assets averaged $634.3 million and $578.2 million during the first nine months of 2001 and 2000, respectively. The increases in volume were primarily due to the growth of loans. The average tax-equivalent net interest margin for the nine months ended September 30, 2001 was 4.72%, compared to 4.79% for the same period in 2000.

     Interest and fees on loans increased 11%, from $29.7 million to $33.1 million, for the 2000 nine-month period compared to the corresponding period in 2001. This increase is due to increased loan volume, offset by a decrease in the average loan yield from 8.57% to 8.31% for the nine-month period ended September 30, 2000 and 2001, respectively. Interest on investment securities decreased $1.1 million for the 2001 nine-month period compared to the corresponding period in 2000 due to a lower balance in the investment portfolio during the period ended September 30, 2001. Interest income on federal funds sold increased $135,000 due to an increase in average volume of federal funds during the nine months ended September 30, 2001 compared to the same period last year. The yield on average earning assets, which includes loans, federal funds sold and investment securities, decreased from 8.00% to 7.81% for the nine months ended September 30, 2000 and 2001, respectively.

     Total interest expense increased by 4%, from $14.7 million to $15.9 million. For the nine months ended September 30, 2001, total interest-bearing liabilities were $533.3 million compared to $491.2 million at September 30, 2000. The total cost of average interest-bearing liabilities for the nine months ended September 30, 2001 was 3.86%, compared to 4.01% for the same period last year.

Provision for Loan Losses
-------------------------
       The provision for loan losses increased to $3.1 million from $2.9 million for the nine months ended September 30, 2001 and 2000, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

       Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. The annualized net charge-off ratio has decreased from 1.05% for the nine months ended September 30, 2000 to
 .75% for the six months ended June 30, 2001. As previously discussed in the three-month comparison, the Bank has been improving credit quality, particularly in the sales finance area. During 2000, the Bank incurred above normal losses as management charged-off lower quality loans.

Non-interest Income
-------------------
       Total non-interest income increased by $2.4 million, or 35%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The largest portion of this increase, $2.0 million, can be attributed to service charges on customer deposit accounts. The increases are primarily related to a new automatic overdraft privilege offered to deposit customers and the increased collection of insufficient funds charges associated with debit card transactions during the 2001 period compared to the same period in 2000.

Non-interest Expense
--------------------
       Total non-interest expense increased by $2.8 million, or 17%, during the 2001 nine-month period compared to the same period in 2000. The largest contributor to this increase was salaries and other personnel expense, which increased $1.8 million, or 22%, due to normal raises, new employees related to growth, and increased medical insurance premiums paid on behalf of employees.

Income Taxes
------------

       The Company incurred income tax expense of $2.5 million for the 2001 nine-month period compared to $2.0 million for the same period in 2000 due to an increase in taxable income. This expense is based on an expected annual effective tax rate of approximately 29.3%. The effective tax rate for the same period in 2000 was 27.2% and the effective tax rate for the year ended December 31, 2000 was 27.4%.

Net Income Per Share
--------------------

        The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the nine-months ended September 30, 2001 and 2000 (dollars in thousands except per share numbers):

                                                                  Income             Shares           Per-Share
   2001                                                         (Numerator)       (Denominator)        Amount
   ----                                                         --------------------------------------------------
   Basic EPS:
   ---------
   Net income                                                    $5,952             6,261,335           $0.95
   Effect of dilutive securities: stock options                      --               173,564              --
                                                                --------------------------------------------------
   Diluted EPS:
   -----------
   Net income plus assumed exercises of stock options            $5,952             6,434,899           $0.92
                                                                ==================================================

                                                                  Income             Shares           Per-Share
   2000                                                         (Numerator)       (Denominator)        Amount
   ----                                                         --------------------------------------------------
   Basic EPS:
   ---------
   Net income                                                    $5,239             6,239,438           $0.84
   Effect of dilutive securities: stock options                      --               181,498              --
                                                                --------------------------------------------------
   Diluted EPS:
   -----------
   Net income plus assumed exercises of stock options            $5,239             6,420,936,          $0.82
                                                                ==================================================

Liquidity
---------

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At September 30, 2001, the Company's liquidity ratio was 14.83%.

     At September 30, 2001, the Bank had unused short-term lines of credit totaling approximately $42 million (which are withdrawable at the lender's option). At September 30, 2001, unused borrowing capacity from the Federal Home Loan Bank ("FHLB") totaled $48 million. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no debt outstanding and has declared and paid $0.30 per share in dividends so far in 2001. Although there can be no guarantee that any additional dividends will be paid in 2001, the Company plans to continue its quarterly dividend payments. Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.60%. At September 30, 2001, the Bank had $3.3 million of excess retained earnings available to pay out dividends and still be considered "well-capitalized."

     The Bank is on schedule to open its newest offices in Upstate South Carolina, located in Travelers Rest and Seneca, during the first quarter of 2002.

Capital Resources
-----------------

     As of September 30, 2001, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

--------------------------------------------------------------------------------------
                                                     Adequately
                                        As of       Capitalized      Well-Capitalized
                                       9/30/01      Requirement         Requirement
--------------------------------------------------------------------------------------
Company:
-------

   Total Risk-based Capital            10.68%           8.00%             10.00%

   Tier 1 Risk-based Capital            9.65            4.00               6.00

   Tier 1 Leverage Ratio                7.52            4.00               5.00

Bank:
----

   Total Risk-based Capital            10.60            8.00              10.00

   Tier 1 Risk-based Capital            9.57            4.00               6.00

   Tier 1 Leverage Ratio                7.45            4.00               5.00

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

       The Company's current GAP analysis reflects that in periods of increasing or decreasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted by an increase in market interest rates. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes that if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. During the first nine months of 2001, market interest rates have steadily declined. Because the Bank's rate sensitive assets have been repricing slower than its rate sensitive liabilities during this period, the Bank has been able to maintain a strong net interest margin of 4.57%.

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

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
None

Item 3. Defaults Upon Senior Securities
        -------------------------------
None

Item 4. Submission of Matters to a Vote of Securities Holders
        -----------------------------------------------------
None

Item 5. Other Information
        -----------------
None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
(a) Exhibits:
None

(b) Reports on Form 8-K:
None

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

Date: November 2, 2001