Form 10-K
period 2001-12-31
PALMETTO BANCSHARES INC
filed 2002-03-15
CIK 706874

================================================================================
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission file number 0-26016
                               -----------------
                           PALMETTO BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                    South Carolina                            74-2235055
   (State or other jurisdiction of incorporation or          (IRS Employer
                    organization)                         Identification No.)

301 Hillcrest Drive, Laurens, South Carolina               29360
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number--(864)                 palmettobank.com
            984-4551                        (Registrant's subsidiary's web site)



                               -----------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $5.00 per share
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 19, 2002, $147,924,846--based on the most recent sales price of $27.00 per share. There is no established public trading market for the shares. See Part II, Item 5.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,284,623 - February 19, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Company's Proxy Statement dated March 16, 2002 with respect to an Annual Meeting of Shareholders to be held April 16, 2002: Incorporated by reference in
Part III of this Form 10-K.

================================================================================

                           PALMETTO BANCSHARES, INC.
                               AND SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                    PART I

                                                                         Page No.
                                                                         --------
Item 1.  Business.......................................................    3
Item 2.  Properties.....................................................    8
Item 3.  Legal Proceedings..............................................    9

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters............................................    10
Item 6.  Selected Financial Data........................................    11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    12
Item 7a. Quantitative and Qualitative Disclosures about Market Risk.....    30
Item 8.  Financial Statements and Supplementary Data....................    30
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................    30

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............    59
Item 11. Executive Compensation.........................................    59
Item 12. Security Ownership of Certain Beneficial Owners and Management.    59
Item 13. Certain Relationships and Related Transactions.................    59

                                    PART IV

Item 14. Exhibits and Financial Statement Schedules and Reports on Form
         8-K............................................................    59

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

  Growth

   Late in 2000, the South Carolina State Board of Financial Institutions approved the Bank's application to open a branch in Travelers Rest in Greenville County, South Carolina. The Company opened its new Travelers Rest office on January 14, 2002.

   During 2001, the Company began making plans to enter Oconee County, a new market area. The Bank has purchased a building in Seneca in Oconee County, South Carolina with plans to open a de novo branch in the Spring of 2002.

   Management continually reviews opportunities to expand in the Upstate that it believes to be in the best interest of the Bank, its customers and its shareholders.

  Employees

   At December 31, 2001, the Bank had 366 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

  Capital Adequacy

   Bancshares. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2001, Bancshares was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

   The Bank. As a state-chartered, FDIC-insured institution that is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 2001, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio. For further discussion on the Bank's current capital rating, see note 16 to consolidated financial statements.

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

   The FDIC uses a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base as of December 31, 2001. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Insurance Act ("FDICIA") (see "Other Safety and Soundness Regulations--Prompt Corrective Action" below), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. For the years ended December 31, 2001, 2000 and 1999, the Bank maintained a status of "well capitalized". Premiums paid for FDIC insurance during each of those years amounted to $110,000, $111,000 and $132,000, respectively. This further decrease in the Bank's premium is due to the Bank's FICO assessment as described below.

   Under the Deposit Insurance Fund Act, BIF-assessable deposits are subject to assessment for payment on the $780 million annual Financing Corporation ("FICO") bond obligation at 1/5 the rate of Savings Association Insurance Fund-assessable deposits. Accordingly, the FDIC has estimated that the annual FICO rate will be 1.30 basis points per $100 of BIF-assessable deposits in the years 1997 - 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated at 2.5 basis points for banks). The Bank's actual assessment for 2001 was 1.82 basis points.

  Other Safety and Soundness Regulations

   Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator which represents a composite rating of the various areas examined:
Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2001, Bancshares and the Bank each currently meet the definition of "well capitalized."

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

   The Bank owns all of its facilities except the following leased facilities, which have annual rental expenses from $1 dollar to $173 thousand:

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

Item 3.  Legal Proceedings

   On January 19, 2001, M. Snyder's, Inc., an automobile dealership that has sold and assigned sales finance contracts to the Bank, filed suit against the Bank and Richard O. Lollis, a former employee of the Bank who was the manager of the sales finance department. The suit was filed in the Court of Common Pleas for Greenville County, South Carolina. M. Snyder's claims arise from the sales finance contracts and its business relationship with the Bank, including causes of action for alleged breach of contract, breach of fiduciary duty, fraud, negligent representation, breach of contract accompanied by fraudulent acts, unfair trade practices, negligence and negligent supervision; M. Snyder's seeks actual and consequential damages. The Bank has filed counterclaims against M. Snyder's based on, among other things, alleged breach of contract with fraudulent intent, fraud, misrepresentations, unfair trade practices, bad faith, procurement of breach of contracts by customers and conversion of assets properly belonging to the Bank. The Bank does not believe that M. Snyder's claims are well-founded and is vigorously pursuing its counterclaims and its defenses against the claims. In connection with the above lawsuit, the Bank has also filed a third party complaint against an employee of M. Snyder's, Inc. arising from his actions in dealing with sales finance contracts, including causes of action for fraud, misrepresentation and conversion. The case is still in the discovery stage. While the Bank does not anticipate a negative result from this lawsuit, based on the apparent claims being asserted by the plaintiff, there can be no assurance that a negative result might not have a material adverse effect on the Company's financial condition.

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

                                    Part II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

   There is no public market for the common stock of Bancshares or the Bank. The last known selling price of Bancshares' common stock, based on information available to Bancshares' management, was $27.00 per share on February 19, 2002. As of February 19, 2002, the Company had 1,034 shareholders with 6,284,623 shares outstanding.

   Bancshares, or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 2001, 2000 and 1999, Bancshares paid cash dividends of $2.6 million or $0.41 per share, $2.3 million or $0.37 per share, and $2.0 million or $0.32 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 30.58%, 32.96% and 24.24% in 2001, 2000 and 1999, respectively.
Certain other information concerning dividends and historical trading prices is set forth below.

                          Quarterly Common Stock Data

   Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established public trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 2001, there were 1,030 shareholders of record.

                            Sales Prices by Quarter

      Fiscal Year 2001                                       High   Low
      ----------------                                      ------ ------
      First Quarter........................................ $25.50 $25.00
      Second Quarter....................................... $26.00 $26.00
      Third Quarter........................................ $26.00 $26.00
      Fourth Quarter....................................... $27.00 $26.00

      Fiscal Year 2000
      ----------------
      First Quarter........................................ $24.50 $22.50
      Second Quarter....................................... $24.50 $23.50
      Third Quarter........................................ $25.00 $24.50
      Fourth Quarter....................................... $25.00 $25.00

                           Dividends Paid Per Share

Fiscal Year 2001                        Fiscal Year 2000
----------------                        ----------------
March 31.......................... $.10 March 31.......................... $.09
June 29........................... $.10 June 30........................... $.09
September 28...................... $.10 September 29...................... $.09
December 28....................... $.11 December 27....................... $.10

   The ability of Bancshares to pay dividends depends upon the amount of dividends that is received from the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.72%. At December 31, 2001, the Bank had $11.7 million of excess retained earnings available to pay out for dividends and still be considered "well-capitalized." The Bank plans to continue its quarterly dividend payments.

Item 6.  Selected Financial Data (Dollars in thousands)

                                                                           5 Year Summary
                                                       ------------------------------------------------------
                                                          2001       2000       1999       1998       1997
                                                       ----------  ---------  ---------  ---------  ---------
For the Year
Total interest income................................. $   49,271     46,873     43,142     40,829     36,969
Total interest expense................................     19,549     20,383     16,399     16,440     15,841
Net interest income...................................     29,722     26,490     26,743     24,389     21,128
Provision for loan losses.............................      4,038      3,880      2,431      1,877      1,331
Total non-interest income.............................     12,869      9,551      8,069      6,468      5,628
Total non-interest expense............................     26,553     22,549     21,274     19,130     17,085
Income before income taxes............................     12,000      9,612     11,107      9,850      8,340
Income tax provision..................................      3,600      2,637      3,038      3,000      2,415
Net income............................................      8,400      6,975      8,069      6,850      5,925

Per Common Share
Net income per share-basic, not subject to put/call... $     1.34       1.12       1.30       1.05       0.98
Net income per share-dilutive, not subject to put/call       1.31       1.09       1.26       1.02       0.97
Cash dividends declared...............................       0.41       0.37       0.32       0.25       0.19
Book value at year end (1)............................       9.40       8.41       7.33       6.79       5.93

Average common shares outstanding--basic (1)..........  6,263,031  6,241,775  6,208,750  6,178,318  6,109,754

At Year End
Total assets.......................................... $  735,279    663,390    625,835    578,196    514,170
Investment securities.................................     95,095     98,601    106,772    112,542     97,731
Total Loans...........................................    553,821    498,242    445,757    413,266    367,585
Total deposits........................................    645,300    572,666    538,324    500,469    450,353
Total shareholders' equity (2)........................     59,068     52,593     45,627     42,085     36,616
Total shareholders' equity............................     59,068     52,593     45,627     37,353     32,832

Common shares outstanding.............................  6,283,623  6,255,734  6,226,834  6,199,390  6,179,104

Full-time equivalent employees........................        366        341        327        306        281

Average Balances
Assets................................................ $  698,600    636,289    595,678    541,799    493,737
Investment securities.................................     94,796    108,591    110,546    102,635     97,136
Loans.................................................    542,024    470,381    430,960    390,776    350,493
Deposits..............................................    603,187    542,259    512,405    467,749    432,031
Total shareholders' equity (2)........................     56,696     48,906     45,094     39,552     33,858

Key Ratios (1)
Return on average assets..............................       1.20%      1.10%      1.35%      1.26%      1.20%
Return on average equity..............................      14.82%     14.26%     17.89%     17.32%     17.50%
Primary capital to assets at year end.................       8.74%      8.68%      8.22%      8.21%      8.06%
Net interest margin (fully tax-equivalent)............       4.75%      4.73%      5.09%      5.07%      4.80%
Allowance for loan losses to total loans..............       1.02%      1.09%      1.43%      1.40%      1.40%
Nonperforming assets to total assets..................       0.66%      0.64%      0.49%      0.33%      0.25%
Net charge-offs to average loans......................       0.71%      1.02%      0.43%      0.32%      0.26%
Average equity to average assets ratio................       8.12%      7.69%      7.57%      7.30%      6.86%

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data in Item 6 of this report and the Consolidated Financial Statements and accompanying notes in Item 8 of this report. The consolidated financial statements of Palmetto Bancshares, Inc. and subsidiaries (the "Company"), represent account balances for Palmetto Bancshares, Inc., (the "Parent Company"), and its wholly-owned subsidiary, The Palmetto Bank, (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. Significant accounting policies are disclosed throughout management's discussion and analysis and may involve uncertainties.

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

  Off-Balance Sheet Risk and Contractual Obligations

   The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2001, the Bank had issued commitments to extend credit of $92.3 million through various types of lending arrangements, described further in the table below.

    Home equity loans.............................................. $12,162
    Credit cards...................................................  32,471
    Commercial real estate development.............................  19,086
    Other unused lines of credit...................................  28,601
                                                                    -------
                                                                    $92,320
                                                                    =======

   All unused loan commitments are at adjustable rates that fluctuate with prime rate, or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

   Most of the commercial loan commitments expire in one year or less. Other commitments, including consumer loans and credit cards, typically have a maturity of more than one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity and Asset and Liability Management", the Company believes that is has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

   In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2.1 million at December 31, 2001. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

   Neither the Company nor its subsidiaries is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled $3.5 million at December 31, 2001. These obligations are payable over several years as shown in Note 13 to the Company's consolidated financial statements.

  General

   Palmetto Bancshares achieved record earnings in 2001 of $8.4 million, increasing 20% from $7.0 million in 2000. Basic and dilutive earnings per share in 2001 improved to $1.34 and $1.31, respectively, compared with $1.12 and $1.09, respectively in 2000. Net income was $8.1 million in 1999. Basic and dilutive earnings per share totaled $1.30 and $1.26 in 1999, respectively. Net earnings resulted in a return on average assets of 1.20% in 2001, 1.10% in 2000, and 1.35% in 1999. The return on average equity for the three years ended December 31, 2001 was 14.82%, 14.26%, and 17.89%, respectively.

   The Company's earnings accelerated during 2001 principally as a result of growth in net interest income. The Company's net interest margin improved from 4.53% in 2000 to 4.60% in 2001. Another important highlight in 2001 was the 35% increase in non-interest income over 2000 principally due to the increase in service charges on deposit accounts. During 2001, non-interest expense increased by 18% due principally to the increase in salaries and other personnel expenses. Provision for loan losses increased slightly from 2000 to 2001, as expected. There were significant charge-offs during 2001 that related to the sales finance portfolio, as was also the case in 2000. (see further discussion below) In 2001, a total of $4.0 million of loans was charged off, 56% of which were sales finance loans. Management has continued to reduce the sales finance portfolio, which decreased 31% from $23.1 million in 2000 to $15.9 million in 2001.

   During 2000, net income decreased to $7.0 million from $8.1 in 1999. The decrease was principally due to the decrease in the net interest margin and the increase in the provision for loan losses. The net interest margin decreased 34 basis points, from 4.87% in 1999 to 4.53% in 2000. The Bank recorded charge-offs of $5.0 million during 2000, 21/2 times that of the previous year. Approximately 76% of those charge-offs related to sales finance loans. The sales finance portfolio naturally includes loans with more inherent risk than the loans in the Bank's direct lending portfolio. During mid 1999, management noted deterioration in the performance of the portfolio which resulted in the Bank redirecting its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Management reduced the sales finance portfolio from $36.8 million to $23.1 million at December 31, 1999 and 2000, respectively. Management also made certain organizational changes in the sales finance department to improve the asset quality. As the lower quality loans seasoned, the level of charge-offs arising from these loans increased in 2000, as expected. In addition to the increased charge-offs on the sales finance loans, the Bank also experienced increased losses on the sale of the automobiles repossessed in conjunction with the defaulted loans due to the high volume of cars to be sold at auction.

                              Financial Condition
                    As of December 31, 2001, 2000 and 1999

   At December 31, 2001, Bancshares had total assets of $735.3 million, increasing by $71.9 million or 11% from December 31, 2000. Asset growth was principally attributable to a $16.1 million increase in federal funds sold, a $55.4 million increase in net loans and a $9.4 million increase in loans held for sale. An $8.6 million decrease in cash and due from banks and a $3.5 million decrease in investment securities available for sale offset these increases. Average assets increased by approximately 10% during the year while average interest earning assets increased by almost 11%. During 2001, total deposits increased $72.6 million principally in the transaction deposit accounts and other time deposit accounts. Securities sold under repurchase agreements and commercial paper decreased by $8.9 million as a result of lower rates paid on these instruments.

   At December 31, 2000, Bancshares had assets that totaled $663.4 million, increasing by $37.6 million or 6% from December 31, 1999. Asset growth was principally attributed to growth in net loans, which increased by $53.4 million during 2000, offset by a decrease in cash and due from banks of $6.1 million and a decrease in investment securities available for sale of $8.2 million.

   The table on the following page shows the average balances and distributions of the Company's assets and liabilities for each of the last four years.

                                    TABLE 1
                    Distribution of Assets and Liabilities
                            (Dollars in Thousands)

                                                              Years Ended December 31,
                                       ----------------------------------------------------------------------
                                        2001     2001     2000     2000     1999     1999     1998     1998
                                       --------  ------  --------  ------  --------  ------  --------  ------
                                       Average   % of    Average   % of    Average   % of    Average   % of
                                       Balance   Total   Balance   Total   Balance   Total   Balance   Total
                                       --------  ------  --------  ------  --------  ------  --------  ------
ASSETS
Cash and due from banks............... $ 24,974    3.57% $ 24,688    3.88% $ 25,416    4.27% $ 22,244    4.11%
Federal funds sold....................    7,192    1.03%    3,340    0.52%    5,287    0.89%    3,876    0.72%
Federal Home Loan Bank stock..........    1,733    0.25%    1,733    0.27%    1,691    0.28%    1,520    0.28%
Taxable investment securities.........   57,786    8.27%   44,770    7.04%   40,596    6.82%   53,756    9.92%
Non-taxable investment securities.....   37,010    5.30%   63,821   10.03%   69,950   11.74%   48,879    9.02%
Loans, net of unearned discount.......  542,024   77.59%  470,381   73.93%  430,960   72.35%  390,776   72.13%
   Less: allowance for loan losses....   (5,527)  -0.79%   (5,921)  -0.93%   (6,085)  -1.02%   (5,393)  -1.00%
                                       --------  ------  --------  ------  --------  ------  --------  ------
       Net loans......................  536,497   76.80%  464,460   73.00%  424,875   71.33%  385,383   71.13%
Premises and equipment, net...........   17,791    2.55%   16,641    2.62%   15,230    2.56%   14,255    2.63%
Accrued Interest......................    4,846    0.69%    4,657    0.73%    4,344    0.73%    4,065    0.75%
Other assets..........................   10,771    1.54%   12,179    1.91%    8,289    1.39%    7,821    1.44%
                                       --------  ------  --------  ------  --------  ------  --------  ------
       Total assets................... $698,600  100.00% $636,289  100.00% $595,678  100.00% $541,799  100.00%
                                       ========  ======  ========  ======  ========  ======  ========  ======
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Liabilities
Deposits:
   Non-interest-bearing deposits......   92,792   13.28%   89,107   14.00%   82,921   13.92%   73,266   13.52%
   Interest-bearing demand............  204,983   29.34%  183,194   28.79%  165,370   27.76%  147,580   27.24%
   Savings............................   32,593    4.67%   32,578    5.12%   31,308    5.26%   28,718    5.30%
   Time...............................  272,818   39.05%  237,380   37.31%  232,806   39.08%  218,185   40.27%
                                       --------  ------  --------  ------  --------  ------  --------  ------
       Total deposits.................  603,186   86.34%  542,259   85.22%  512,405   86.02%  467,749   86.33%
Federal funds purchased and
  securities sold under agreements
  to repurchase.......................   18,520    2.65%   26,396    4.15%   19,295    3.24%   18,747    3.46%
Commercial paper......................   13,310    1.91%   15,945    2.51%   15,273    2.56%   12,668    2.34%
Other liabilities.....................    6,888    0.99%    2,783    0.44%    3,611    0.61%    3,083    0.57%
                                       --------  ------  --------  ------  --------  ------  --------  ------
       Total liabilities..............  641,904   91.88%  587,383   92.31%  550,584   92.43%  502,247   92.70%
Shareholders equity:
   Common stock--$5.00 par
     value............................   31,315    4.48%   31,123    4.89%   31,042    5.21%   30,890    5.70%
   Capital surplus....................       40      --        19      --        --      --        19      --
   Retained earnings..................   24,705    3.54%   19,898    3.13%   14,277    2.40%    8,385    1.55%
   Less: Treasury stock...............       --      --        --      --        --      --        --      --
   Accumulated other
     comprehensive income (loss)......      636    0.09%   (2,134)  -0.34%     (225)  -0.04%      258    0.05%
                                       --------  ------  --------  ------  --------  ------  --------  ------
       Total shareholders' equity.....   56,696    8.12%   48,906    7.69%   45,094    7.57%   39,552    7.30%
                                       --------  ------  --------  ------  --------  ------  --------  ------
       Total liabilities and
         shareholders' equity......... $698,600  100.00% $636,289  100.00% $595,678  100.00% $541,799  100.00%
                                       ========  ======  ========  ======  ========  ======  ========  ======

  Loans and Asset Quality

   Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 2001, total loans, net of unearned discounts, were 82% of total earning assets. Loans secured by real estate accounted for 60% of total loans as of December 31, 2001. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral.

   At December 31, 2001, the sales finance portfolio was $15.9 million compared to $23.1 million at December 31, 2000. The sales finance portfolio includes loans with more inherent risk than the loans in the Bank's direct lending portfolio. During mid 1999, management noted deterioration in the performance of the portfolio that resulted in increased charge-offs during 2000 and 2001. In estimating the allowance for loan losses at December 31, 2001 and in allocating portions of the allowance to specific portions of the loan portfolio, management has taken these factors into consideration and has allocated what it believes to be an adequate portion of the allowance to the sales finance portfolio.

   Non-accrual loans are those loans which management, through its continuing evaluation of loans, has determined offer a more than normal risk of collectability of future interest. Interest income on non-accrual loans is recognized only as received. Interest on past due loans continues to accrue until such time that the loans are either charged-off or placed on non-accrual status. The non-accrual loan policy provides that it is the responsibility of the chief credit officer to administer the placing of loans on non-accrual status. Loans that become ninety days past due will be placed on non-accrual. Loans on which bankruptcy notices are received will also be placed on non-accrual. In addition, other loans on which repayment appears doubtful may be placed on non-accrual at the discretion of the chief credit officer.

   Non-performing loans (which consist of loans on non-accrual and loans greater than 90 days, but still accruing) for 2001, 2000 and 1999 were approximately $4.0 million or 0.73% (of total loans), $3.2 million or 0.65% and $1.6 million or 0.37%, respectively. For information on impaired loans, please see footnote number 4.

   Table 2 on page 17 sets forth, for each loan category, the amounts of total loans 90 days or more past due and on non-accrual, the amounts of total loans 90 days or more past due and accruing, total loans outstanding, the percentage of each type of loan 90 days or more past due and the amount of foregone interest income for each of the five years for December 31, 1997 through December 31, 2001.

                                    TABLE 2
                              Nonperforming Loans
                            (Dollars in Thousands)

                                                   90 Days or                          Foregone
                                                    More Past              Percentage  Interest
                                                   Due and not             90 Days or   Income
                                            Non-       on      Total Loans More Past     From
                                           Accrual Non-Accrual Outstanding    Due     Non-Accrual
                                           ------- ----------- ----------- ---------- -----------
December 31, 2001:
   Commercial, financial and agricultural. $  811      139       154,069      0.62%      $ 48
   Real estate - construction.............     --       --        22,836      0.00         --
   Real estate - mortgage.................  2,074       --       310,981      0.67        171
   Installment loans to individuals.......    514      491        65,935      1.52        106
                                           ------      ---       -------      ----       ----
       Total.............................. $3,399      630       553,821      0.73%      $325
                                           ======      ===       =======      ====       ====
December 31, 2000:
   Commercial, financial and agricultural. $  873       --       123,727      0.71%      $ 68
   Real estate - construction.............     --       --        14,321      0.00         --
   Real estate - mortgage.................  1,103       --       283,541      0.39        140
   Installment loans to individuals.......  1,055      193        76,653      1.63        176
                                           ------      ---       -------      ----       ----
       Total.............................. $3,031      193       498,242      0.65%      $384
                                           ======      ===       =======      ====       ====
December 31, 1999:
   Commercial, financial and agricultural. $  805       --       107,934      0.75%      $ 98
   Real estate - construction.............     --       --        13,373      0.00         --
   Real estate - mortgage.................    329       --       231,637      0.14         21
   Installment loans to individuals.......    387      109        92,813      0.53        121
                                           ------      ---       -------      ----       ----
       Total.............................. $1,521      109       445,757      0.37%      $240
                                           ======      ===       =======      ====       ====
December 31, 1998:
   Commercial, financial and agricultural. $  223       --        93,343      0.24%      $ 26
   Real estate - construction.............     --       --        10,341      0.00         --
   Real estate - mortgage.................    445       --       215,709      0.21         22
   Installment loans to individuals.......    817       87        93,873      0.96         82
                                           ------      ---       -------      ----       ----
       Total.............................. $1,485       87       413,266      0.38%      $130
                                           ======      ===       =======      ====       ====
December 31, 1997:
   Commercial, financial and agricultural. $   63       --        81,678      0.08       $  2
   Real estate - construction.............     --       --         8,799      0.00         --
   Real estate - mortgage.................    256       --       195,462      0.13         26
   Installment loans to individuals.......    399      144        81,646      0.67         38
                                           ------      ---       -------      ----       ----
       Total.............................. $  718      144       367,585      0.23%      $ 66
                                           ======      ===       =======      ====       ====

  Allowance for Loan Losses

   Management maintains an allowance for loan losses, which it believes is adequate to cover inherent losses in the loan portfolio. The allowance for loan losses is comprised of the allowance needed for specific loans and specific loan portfolios. The Company performs periodic reviews of its loan portfolios to identify and assess the overall risk in the portfolios. Homogeneous portions of the loan portfolio, including residential mortgage loans, consumer loans, credit card receivables and sales finance loans, are generally evaluated as a group based on loan type. A risk factor is determined for each loan type based on historical loss levels, delinquency data, economic trends, market conditions and concentrations of credit. The allowance for the commercial loan portfolio is based on loan grades. All loans in the commercial loan portfolio are graded at inception and are reviewed on a periodic basis on performance, size and other factors. Commercial loans are then assigned a risk factor based on the loan grade, economic trends and other factors determined by management. The risk factors are applied to the individual loans and loan portfolios in order to provide a basis for establishing an adequate level of allowance for loan losses. The allowance for loan losses is all allocated.

   The following table sets forth the breakdown of the Company's allowance for loan losses by loan category at the dates indicated. Management believes that the allowance for loan losses can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                              2001          2000          1999          1998          1997
                         -------------  ------------  ------------  ------------  ------------
                                % of          % of          % of          % of          % of
                         Total  Total   Total Total   Total Total   Total Total   Total Total
                         ------ ------  ----- ------  ----- ------  ----- ------  ----- ------
Balance applicable to:
   Commercial,
     financial
     and agricultural... $1,266  22.38% 1,741  31.97% 2,022  31.78% 1,309  22.59% 1,145  22.22%
   Real estate-
     construction.......    130   2.30     32   0.59     31    .49    145   2.50    123   2.39
   Real estate-
     mortgage...........  2,507  44.30  1,123  20.62    778  12.23  3,025  52.20  2,739  53.17
   Installment loans to
     individuals........  1,755  31.02  2,550  46.82  3,531  55.50  1,316  22.71  1,145  22.22
                         ------ ------  ----- ------  ----- ------  ----- ------  ----- ------
       Total............ $5,658 100.00% 5,446 100.00% 6,362 100.00% 5,795 100.00% 5,152 100.00%
                         ====== ======  ===== ======  ===== ======  ===== ======  ===== ======

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

   The following table summarizes the activity in the allowance for loan losses for the years indicated.

                                    TABLE 3
                 Summary of Loan Loss and Recovery Experience
                            (Dollars in Thousands)

                                                         2001     2000     1999     1998     1997
                                                       --------  -------  -------  -------  -------
Average loans, net of unearned discount............... $542,024  470,381  430,960  390,776  350,493
                                                       ========  =======  =======  =======  =======
Allowance for loan losses:
   Beginning balance.................................. $  5,446    6,362    5,795    5,152    4,729
   Add provision for loan losses......................    4,038    3,880    2,431    1,877    1,331
Loan charge-offs:
   Commercial, financial and agricultural.............      809      390      532      344      158
   Real estate-construction...........................       50       --       --       --       --
   Real estate-mortgage...............................       28       --       --       --       --
   Installment loans to individuals...................    3,146    4,597    1,441    1,018      891
                                                       --------  -------  -------  -------  -------
Total loan charge-offs................................    4,033    4,987    1,973    1,362    1,049
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural.............        8       15       22        5       56
   Real estate-construction...........................        9       --       --       --       --
   Real estate-mortgage...............................       --       --       --       --       --
   Installment loans to individuals...................      190      176       87      123       85
                                                       --------  -------  -------  -------  -------
Total recoveries of loans previously charged-off......      207      191      109      128      141
                                                       --------  -------  -------  -------  -------
       Net charge-offs................................    3,826    4,796    1,864    1,234      908
                                                       --------  -------  -------  -------  -------
Ending balance........................................ $  5,658    5,446    6,362    5,795    5,152
                                                       ========  =======  =======  =======  =======
Net charge-offs to average loans, net.................      .71%    1.02%    0.43%    0.32%    0.26%
Allowance for loan losses to average loans, net.......     1.04     1.16     1.48     1.48     1.47
Allowance for loan losses to total loans at period-end     1.02     1.09     1.43     1.40     1.40

   Losses and recoveries are charged or credited to the allowance at the time realized.

  Deposits

   At December 31, 2001, the Company's total deposits increased $72.6 million or 13% from $572.7 million to $645.3 million. Management believes that market conditions in 2001 were more favorable for deposit growth. Factors such as the lower returns on investments and mutual funds and the fluctuations in the stock market may have contributed to the increase in deposits during 2001.

   Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. At December 31, 2001, transaction accounts made up 39% of total deposits, while time deposits made up 45% of total deposits. Savings and other money market accounts made up the remainder of total deposits. The following table sets forth, by time remaining to maturity, domestic certificates of deposit over $100, as of December 31, 2001, 2000 and 1999.

                                    TABLE 4
                     Maturities of Time Deposits Over $100

                                                        2001    2000    1999
                                                       ------- ------- -------
 Maturities:
    3 months or less.................................. $32,006 $26,187 $21,451
    3 through 6 months................................  16,755   8,553  17,901
    6 through 12 months...............................  20,375  17,859  10,717
    Over 12 months....................................   7,900  11,245   3,768
                                                       ------- ------- -------
                                                       $77,036 $63,844 $53,837
                                                       ======= ======= =======

  Capital Resources

   Average shareholder's equity was $56.7 million during 2001, or 8.12% of average assets, increasing from 7.69% during 2000. The Consolidated Statements of Shareholders' Equity and Comprehensive Income contained in Item 8 herein provide details of the changes in stockholders' equity during the year. At December 31, 2001 and 2000 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category. Please see notes to consolidated financial statements number 16 for the Company's and the Bank's various capital ratios at December 31, 2001.

Liquidity and Asset and Liability Management

  Liquidity

   The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10%-25%. At December 31, 2001 and 2000, the Company's liquidity ratio was 17% and 13%, respectively. The Company's liquidity position is dependent upon its debt servicing needs and dividends declared. The Company had no outstanding debt at December 31, 2001 and 2000, respectively.

   The Parent Company offers commercial paper as an alternative investment tool for its commercial customers (Master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 2001, the Company had $11.1 million in commercial paper with a weighted average rate paid during the year of 2.70%, as compared to $15.4 million in 2000 with a weighted average paid during the year of 4.95% and $12.6 million in 1999 with a weighted average rate paid during the year of 3.44%.

   The Company's liquidity needs are met through the payment of dividends from the Bank. At December 31, 2001, the Bank had available retained earnings of $11.7 million for payment of dividends to remain "well capitalized." Prior approval of the Office of the Commissioner of Banking, State Board of Financial Institutions is required for any payment of dividends by a state bank.

   The Bank's liquidity is affected by its ability to attract deposits, the maturity of its loan portfolio, the flexibility of its investment securities, alternative sources of funds, and current earnings. Sufficient liquidity must be available to meet continuing loan demand and deposit withdrawal requirements. Competition for deposits is intense in the markets served by the Bank. However, the Bank has been able to attract deposits as needed through pricing adjustments and expansion of its geographic market area. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant and loan originations can be controlled through pricing decisions. The investment securities portfolio is a source of liquidity through scheduled maturities and sales of securities, and prepayment of principal on mortgage-backed securities. Approximately 72% of the securities portfolio was pledged to secure liabilities as of December 31, 2001, as compared to 84% at December 31, 2000. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks, the FHLB, and the Federal Reserve Discount Window. At December 31, 2001, the Bank has unused short-term lines of credit totaling approximately $42 million (which are withdrawable at the lender's option). At December 31, 2001, unused borrowing capacity from the FHLB totaled $71 million. Management believes that its sources of liquidity are adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.

   The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB ($71 million as discussed above) assumes that the Bank's $1.7 million investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

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

   Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 2001, approximately 28% of the Company's earning assets could be repriced within one year compared to approximately 96% of its interest-bearing liabilities. This compares to 24% and 92%, respectively, in 2000 and 25% and 95%, respectively, in 1999.

   The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities and at the interest repricing of one year, the Company's net interest margin would be adversely impacted. On the flip side, the Company's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Company's net interest margin would benefit. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes if the prime rate increases or decreases by 100 basis points, all assets and liabilities that are due to reprice will increase or decrease by 100 basis points at the next opportunity. The Company historically has experienced a benefit from rising rates in the short term because deposit rates generally do not follow the national money market. Usually, they are controlled by the local market. Traditionally, loans do follow the money market; so when rates increase they reprice immediately, but the Company is able to better manage the deposit side.

   Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset-liability strategies, which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point change over twelve months. At December 31, 2001, this model shows that if interest rates rose by 300 basis points over the next twelve months, net interest margin would be adversely affected by approximately 16%. This model also shows that if interest rates rose by only 100 or 200 basis points over the next twelve months, net interest margin would be adversely affected by approximately 5% and 11%, respectively. The model also shows that if interest rates dropped 300 basis points, the net interest margin would benefit by approximately 2%. Similarly, if interest rates dropped by only 100 or 200 basis points over the next twelve months, net interest margin would benefit by approximately 4% under both scenarios. The asset-liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of higher interest rates, which might adversely affect its net interest margin.

   Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

   A market risk that does not directly affect net interest margin is the risk of realizing the unrealized losses in the investment securities portfolio ($823,000 at December 31, 2001). Unrealized losses exist because current market rates are higher than the weighted average rate on particular investment instruments within the investment portfolio. Management does not intend to liquidate the entire investment security portfolio, and therefore the unrealized losses are not expected be realized. The Company has sufficient liquidity without selling the investment security portfolio. The Company sees the investment security portfolio as mainly an income source, not a liquidity source.

   On page 24, Table 5 shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at December 31, 2001. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

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

   An important aspect of achieving satisfactory net interest income is the composition and maturities of rate sensitive assets and liabilities. Table 5 generally reflects that in periods of rising interest rates, rate sensitive liabilities will reprice faster than rate sensitive assets, thus having a negative effect on net interest income. It must be understood, however, that such an analysis is as of December 31, 2001 and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates.

                                    TABLE 5
                            Market Risk Sensitivity
     Expected Maturity/Repricing/Principal Repayments at December 31, 2001

                                                       2002
                                 -----------------------------------------------
                                 Average            2 Days to  3 to 6   6 to 12
                                  Rate     1 Day    3 Months   Months   Months      2003      2004      2005      2006
                                 ------- ---------  --------- --------  --------  --------  --------  --------  --------
Interest-sensitive assets:
  Federal funds sold............  4.48%  $  17,949        --        --        --        --        --        --        --
  Federal Home Loan Bank
   stock........................  6.87%         --        --        --        --     1,733        --                  --
  Mortgage-backed
   securities...................  6.27%         --       799     1,126               1,925     2,164        --     2,425
  Other investment securities...  5.73%         --       805     1,838    23,185     7,238     3,639     2,632     1,676
  Loans receivable..............  8.15%     98,265    10,038    25,169     6,811    51,668    44,239   126,126    27,179
                                  ----   ---------  --------  --------  --------  --------  --------  --------  --------
   Total interest-earning
    assets......................  7.63%  $ 116,214    11,642    28,133    29,996    62,564    50,042   128,758    31,280
                                  ====   =========  ========  ========  ========  ========  ========  ========  ========
Interest-sensitive liabilities:
  Interest-bearing demand.......  1.32%    151,211        --        --        --        --        --        --        --
  Insured money markets.........  2.69%     69,149        --        --        --        --        --        --        --
  Savings deposits..............  1.41%     33,294        --        --        --        --        --        --        --
  Time deposits over $100.......               437    31,419    16,755    20,524     4,803       838     1,841       419
  Other time deposits...........               306    85,469    53,115    55,661     9,938     2,850     3,519       974
                                  ----   ---------  --------  --------  --------  --------  --------  --------  --------
   Total time deposits..........  5.29%        743   116,888    69,870    76,185    14,741     3,688     5,360     1,393
                                  ====   =========  ========  ========  ========  ========  ========  ========  ========
  Short-term borrowings.........  3.44%     26,389        --        --        --        --        --        --        --
                                  ----   ---------  --------  --------  --------  --------  --------  --------  --------
   Total interest-bearing
    liabilities.................  3.61%  $ 280,786   116,888    69,870    76,185    14,741     3,688     5,360     1,393
                                  ====   =========  ========  ========  ========  ========  ========  ========  ========
  Interest rate sensitivity gap.         $(164,572) (105,246)  (41,737)  (46,189)   47,823    46,354   123,398    29,887
                                         =========  ========  ========  ========  ========  ========  ========  ========
  Cumulative interest rate
   sensitivity gap..............         $(164,572) (269,818) (311,555) (357,744) (309,921) (263,567) (140,169) (110,282)
                                         =========  ========  ========  ========  ========  ========  ========  ========
  Cumulative interest rate
   sensitive gap as a % of
   total interest-earning
   assets.......................            -24.61%   -40.36%   -46.60%   -53.51%   -46.35%   -39.42%   -20.96%   -16.49%
                                         =========  ========  ========  ========  ========  ========  ========  ========
Off-balance sheet items:
  Commitments to extend
   credit.......................     *          --        --        --        --        --        --        --        --
  Unused lines of credit........  5.07%         --        --        --        --        --        --        --        --


                                 There-   Carrying  Fair
                                 after     Value    Value
                                 -------  -------- -------
Interest-sensitive assets:
  Federal funds sold............      --   17,949   17,949
  Federal Home Loan Bank
   stock........................      --    1,733    1,733
  Mortgage-backed
   securities...................   1,375    9,814    9,814
  Other investment securities...  44,268   85,281   85,281
  Loans receivable.............. 164,326  553,821  552,630
                                 -------  -------  -------
   Total interest-earning
    assets...................... 209,969  668,598  667,407
                                 =======  =======  =======
Interest-sensitive liabilities:
  Interest-bearing demand.......      --  151,211  151,211
  Insured money markets.........      --   69,149   69,149
  Savings deposits..............      --   33,294   33,294
  Time deposits over $100.......      --   77,036
  Other time deposits...........      99  211,931
                                 -------  -------  -------
   Total time deposits..........      99  288,967  295,986
                                 =======  =======  =======
  Short-term borrowings.........      --   26,389   26,389
                                 -------  -------  -------
   Total interest-bearing
    liabilities.................      99  569,010  576,029
                                 =======  =======  =======
  Interest rate sensitivity gap. 209,870   99,588
                                 =======  =======
  Cumulative interest rate
   sensitivity gap..............  99,588       --
                                 =======  =======
  Cumulative interest rate
   sensitive gap as a % of
   total interest-earning
   assets.......................   14.90%    0.00%
                                 =======  =======
Off-balance sheet items:
  Commitments to extend
   credit.......................  92,320   92,320   92,320
  Unused lines of credit........  18,449   18,449   18,449

--------
*  These rates will vary according to prime.

Please see Notes to Market Risk Sensitivity table on page 23.

NOTE: For information regarding how fair values were determined, please see notes to consolidated financial statements, number 14.

   The following table shows the amounts of loans included in Table 5, excluding real estate-mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated.

                                    TABLE 6
   Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

                                                     After 1 Year
                                          ----------------------------------
                                          1 Year   Through   After 5
                                          or Less Five Years  Years   Total
                                          ------- ---------- ------- -------
   Commercial, financial and agricultural $56,233   80,871   16,965  154,069
   Real estate-construction..............  15,667    5,640    1,529   22,836
                                          -------   ------   ------  -------
      Total.............................. $71,900   86,511   18,494  176,905
                                          =======   ======   ======  =======

   The amounts of the preceding loans with maturity over one year, which have a predetermined interest rate or a floating, or adjustable interest rate are as follows:

                                                          December 31, 2001
                                                          -----------------
    Predetermined interest rate..........................     $105,005
    Floating or adjustable interest rate.................           --
                                                              --------
       Total.............................................     $105,005
                                                              ========

   Twenty-five percent of total loans are repricable within one year.

                             Results of Operations
              Three Years Ended December 31, 2001, 2000 and 1999

  Net Interest Income

   The largest component of the Company's net income is the Bank's net interest income, defined as the difference between gross interest and fees on earning assets (primarily loans and investment securities), and interest paid on deposits and borrowed funds. Net interest income totaled $29.7 million in 2001 compared with $26.5 million in 2000 and $26.7 million in 1999. Changes in interest earned on assets and interest paid on liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor in to changes in net interest income. The Company manages its net interest margin through strategic asset-liability management as discussed in "Asset-Liability Management and Market Risk Sensitivity" above.

   Net interest income increased by 12% to $29.7 million in 2001. During 2001, the Company saw the yield on average interest earning assets decrease slower than the cost of average interest-bearing liabilities. The net interest margin was favorably impacted as a result of these market dynamics. At December 31, 2000, the tax equivalent yield on average earning assets was 8.21% and the cost of average interest bearing liabilities was 4.11%. During 2001, the tax equivalent yield on average earning assets decreased by 44 basis points to 7.77%, while the cost of average interest bearing liabilities decreased by 50 basis points to 3.61%.

   Net interest income was relatively flat during 2000, decreasing a slight 1% from $26.7 in 1999 to $26.5 in 2000. The tax equivalent yield on interest earning assets increased from 8.08% in 1999 to 8.21% in 2000, while the average effective rate paid on all interest bearing liabilities increased from 3.53% in 1999 to 4.11% in 2000.

   As illustrated on Table 7 on page 26, for the year ended December 31, 2001, the tax equivalent net interest margin was 4.75%, compared to 4.73% in 2000 and 5.09% in 1999.

   During 2001, interest and fees on loans increased 9% from $40.4 million in 2000 to $44.1 million in 2001 primarily as a result of volume changes. Interest on investment securities decreased 23% from $6.1 million to $4.7 million in 2001 due to both a decrease in volume and a decrease in the tax equivalent weighted average rate on the security portfolio from 6.86% in 2000 to 5.81% in 2001. Interest and fees on loans increased 10% or $3.6 million from 1999 to 2000 primarily because of volume changes. Interest on investment securities increased 2%, or $111,000 from 1999 to 2000 due to an increase in the tax equivalent weighted average rate on the securities portfolio from 6.49% to 6.86%.

  Rate/Volume Analysis

   Table 7 includes, for the years ended December 31, 2001, 2000 and 1999 interest income earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change.

                                    TABLE 7
                             Rate Volume Analysis

                                                            2001                                      2000
                                         ------------------------------------------  --------------------------------------
                                         Average            Yield/ Volume    Rate    Average   Income/       Volume   Rate
                                         Balances  Interest  Rate  Change   Change   Balances  Expense Yield Change  Change
                                         --------  -------- ------ -------  -------  --------  ------- ----- ------  ------
Assets:
Interest-earning deposits............... $    220  $     8   3.64% $     7  $    (4) $     82  $     5 6.10% $   (7) $    1
Federal funds sold......................    7,192      322   4.48%     225     (143)    3,340      240 7.19%   (119)     90
Federal Home Loan Bank stock............    1,733      120   6.92%      --      (15)    1,733      135 7.79%      3       4
Taxable investment securities...........   57,786    2,005   3.47%     650   (1,565)   44,770    2,920 6.52%    268      79
Non-taxable investment securities (1)...   37,010    3,615   9.77%  (2,201)   1,574    63,821    4,242 6.65%   (404)     87
Non-taxable loans (2)...................    1,734      133   7.65%     (17)       2     1,952      147 7.53%    (37)     (1)
Taxable Loans, net of unearned
  discount (3)..........................  540,290   44,019   8.15%   6,018   (2,296)  468,429   40,297 8.60%  3,422     254
                                         --------  -------   ----  -------  -------  --------  ------- ----  ------  ------
      Total earning assets..............  645,965   50,222   7.77%   4,683   (2,447)  584,127   47,986 8.21%  3,128     514
                                                                   -------  -------
Cash and due from banks.................   24,754                                      24,606
Allowance for loan losses...............   (5,527)                                     (5,921)
Premises and equipment, net.............   17,791                                      16,641
Accrued Interest........................    4,846                                       4,657
Other assets............................   10,771                                      12,179
                                         --------                                    --------
      Total assets...................... $698,600                                    $636,289
                                         ========                                    ========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits........  204,983    3,584   1.75%     434     (953)  183,194    4,103 2.24%    366     658
Savings deposits........................   32,593      458   1.41%       0     (180)   32,578      638 1.96%     25      (2)
Time deposits...........................  272,818   14,536   5.33%   1,936     (693)  237,380   13,293 5.60%    241   1,595
Federal funds purchased and securities
 sold under agreements to repurchase....   18,520      612   3.30%    (363)    (585)   26,396    1,560 5.91%    343     495
Commercial paper (Master notes).........   13,310      359   2.70%    (101)    (329)   15,945      789 4.95%     28     235
   Total interest-bearing liabilities...  542,224   19,549   3.61%   1,907   (2,741)  495,493   20,383 4.11%  1,003   2,981
Non-interest bearing demand deposits....   92,792                                      89,107
Other liabilities.......................    6,888                                       2,783
Shareholders' equity....................   56,696                                      48,906
                                         --------                                    --------
   Total liabilities and shareholders'
    equity.............................. $698,600                                    $636,289
                                         ========                                    ========
Net interest income on a fully taxable
 equivalent basis (1)/Net yield on
 interest-earning assets (FTE)..........            30,673   4.75%                              27,603 4.73%

                                                           1999
                                         ---------------------------------------
                                         Average   Income/       Volume   Rate
                                         Balances  Expense Yield Change  Change
                                         --------  ------- ----- ------  -------
Assets:
Interest-earning deposits............... $    211  $    11 5.21% $    6  $    --
Federal funds sold......................    5,287      269 5.09%     74      (16)
Federal Home Loan Bank stock............    1,691      128 7.57%     13        2
Taxable investment securities...........   40,596    2,573 6.34%   (828)      44
Non-taxable investment securities (1)...   69,950    4,559 6.52%  1,421     (270)
Non-taxable loans (2)...................    2,442      185 7.57%     12       (2)
Taxable Loans, net of unearned
  discount (3)..........................  428,518   36,621 8.55%  3,486   (1,334)
                                         --------  ------- ----  ------  -------
      Total earning assets..............  548,695   44,346 8.08%  4,184   (1,577)

Cash and due from banks.................   25,205
Allowance for loan losses...............   (6,085)
Premises and equipment, net.............   15,230
Accrued Interest........................    4,344
Other assets............................    8,289
                                         --------
      Total assets...................... $595,678
                                         ========
Liabilities and Shareholders' Equity:
Interest-bearing demand deposits........  165,370    3,079 1.86%    334      (43)
Savings deposits........................   31,308      615 1.96%     55     (103)
Time deposits...........................  232,806   11,457 4.92%    752   (1,001)
Federal funds purchased and securities
 sold under agreements to repurchase....   19,295      722 3.74%     21      (61)
Commercial paper (Master notes).........   15,273      526 3.44%     98      (93)
   Total interest-bearing liabilities...  464,052   16,399 3.53%  1,260   (1,301)
Non-interest bearing demand deposits....   82,921
Other liabilities.......................    3,611
Shareholders' equity....................   45,094
                                         --------
   Total liabilities and shareholders'
    equity.............................. $595,678
                                         ========
Net interest income on a fully taxable
 equivalent basis (1)/Net yield on
 interest-earning assets (FTE)..........            27,947 5.09%

--------
(1) Yields on non-taxable investment securities are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $917, $1,076 and $1,157 for 2001, 2000 and 1999, respectively.
(2) Yields on non-taxable loans are stated on a fully taxable equivalent basis, assuming a federal tax rate of 34% for the three years reported on. The adjustments made to convert to a fully taxable equivalent basis were $34, $37, and $47 for 2001, 2000 and 1999, respectively.
(3) The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis. All loans and deposits are domestic.

   Total interest expense decreased 4% during 2001 from $20.4 million to $19.5 million primarily as a result of rate changes, as the cost of interest bearing liabilities adjusted downward 50 basis points during 2001. Although deposits grew substantially during 2001, the decrease in the average interest rate paid outpaced the interest expense increase due to volume. In 2000, the opposite was true, as interest expense increased 24% from $16.4 million in 1999 to $20.4 million in 2000. The cost of interest bearing liabilities increased 58 basis points during 2000, from 3.53% in 1999 to 4.11% in 2000.

  Provision For Loan Losses

   The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. The provision for loan losses was $4.0 million, $3.9 million and $2.4 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The progressive increase in the provision over the last three years has been the result of higher charge-offs, particularly in the sales finance area. Net charge-offs to average loans are ..71% or $3.9 million for 2001 as compared to 1.02% or $4.8 million for 2000 and 0.43% or $1.9 million for 1999. Charge offs in the sales finance portfolio accounted for $2.3 million, or 58% of net charge-offs in 2001, and $3.8 million, or 79% of net charge-offs in 2000. Sales finance losses during 1999 were minimal. During 1999, the Bank redirected its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. Activities associated with this process, as expected, contributed to the increase of charge-offs as these lower quality loans were eliminated. The allowance for loan losses totaled $5.6 million, $5.4 million and $6.4 million at December 31, 2001, 2000 and 1999, respectively. The level of the allowance for loan losses to total loans outstanding is 1.02% at December 31, 2001. This compares to 1.09% as of December 31, 2000 and 1.43% as of December 31, 1999. Management feels the 1.02% allowance for loan losses to total loans at December 31, 2001 is adequate because the allowance model described in the discussion on allowance for loan losses takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth.

  Non-Interest Income

   Non-interest income increased by $3.3 million, or 35%, in 2001 to $12.9 million from $9.6 million in 2000. During 2000, non-interest income increased by $1.5 million, or 18%, over 1999. The largest component of non-interest income is service charges and fees on deposit accounts. Comprising 58% of total non-interest income in 2001 and 49% in 2000, service charges on deposit accounts improved to $7.4 million in 2001, from $4.6 million in 2000. The 59% increase in 2001 was directly attributable to the introduction of an automatic overdraft privilege offered to certain deposit customers. A $25.00 fee is automatically charges to the customer's account each time an overdrawn check is written, up to maximum overdraft amount of $500.00. Although management has seen an increase in charge-offs of overdrawn accounts, the fee income generated from this product more than offsets those increases. The increase in charge-offs on overdrawn accounts was expected, as it is the Company's policy to automatically charge off the account after it is 60 days past due. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities insure that the Company realizes the maximum contribution to profits from this area. Another principal increase during 2001 was the net gains on sales of loans, increasing from $70,000 in 2000 to $684,000 in 2001. Lower interest rates throughout the year improved fixed rate residential mortgage production. The Bank typically sells a large majority of these loans in the secondary market. Because interest rates are not expected to remain at such low levels in subsequent quarters, the Company anticipates the possibility of lower residential mortgage production and therefore smaller gains on the sales of these loans.

   During 2000, non-interest income increased by $1.5 million, or 18% over 1999 from $8.1 million to $9.6 million in 2000. Service charges on deposit accounts increased 20% during 2000, from $3.9 million to $4.6 million in 2000. This increase was a result of the increased collection of insufficient funds associated with debit card transactions and the increase in the volume of deposit relationships. Other income increased $774,000 or 39% due to increases in several miscellaneous fees including ATM fees, mortgage service fees, brokerage commissions and credit card fees.

  Non-Interest Expense

   Total non-interest expense increased $4.0 million, or 18%, in 2001 from $22.5 million to $26.5 million. During 2000, these costs increased $1.3 million or 6%. The largest component of non-interest expense, salaries and other personnel, increased $2.9 million, or 27%, during 2001. The biggest portion of salaries and other personnel expense is salary, which accounted for the biggest increase during 2001 as a result of the increase in staff in various operation and retail areas as well as normal raises throughout the year. Higher health insurance costs were incurred as a result of the repricing of health insurance plans effective January 2001. The Company experienced a 19.75% increase in the monthly premiums for group medical/dental coverage. Also during 2001, incentive compensation was higher as a direct result of the financial performance of the Company during 2001. In 2000, salaries and other personnel expense did not have significant increases over 1999 primarily as a result of lower incentive compensation.

   Combined net occupancy and furniture and equipment expense increased $289,000 or 7% from 2000 to 2001 as compared to an increase of $181,000 or 5% from 1999 to 2000. These increases are primarily related to remodeling and expansion of current facilities, as well as improved technology during 2000 and 2001.

   Sales finance losses on repossessed were significantly higher in 2000 than 2001. The losses were only $29,000 in 2001 compared to $557,000 in 2000. Losses related to the sales finance portfolio prior to 2000 were immaterial due to the low volume of repossessed automobiles. These losses included in the income statement were a result of the sale of the repossessed autos. During 2001, the Company valued repossessed automobiles more quickly and accurately through the allowance for loan losses at the time of repossession. As a result, losses on sales of the vehicles were lower.

  Income Taxes

   Income tax expense totaled $3.6 million in 2001, compared to $2.6 million in 2000 and $3.0 million in 1999. The Company's effective tax rate was 30.0% in 2001 and 27.4% in 2000 and 1999. The effective tax rate in future periods is expected to range from 27% to 30%. Net income, income on tax-exempt investment securities and loans, and the provision for loan losses affect taxable income. For tax purposes, the Bank can recognize only actual loan losses. The Company works actively with outside tax consultants to minimize tax expense.

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

  Accounting and Reporting Matters

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 1999. The adoption was not material to the Company's consolidated financial statements except for in 1999 when the Company transferred 100% of its held-to-maturity investment securities to the available-for-sale category as allowed by the Statement.

   SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 on April 1, 2001 did not have a material effect on the Company.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted SFAS No. 141 on July 1, 2001 and does not expect the Statement to have a material impact on the financial statements in the future as the Company has always accounted for business combinations through the purchase method.

   SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   Currently, it is the Company's understanding that SFAS No. 142 does not apply to the acquisition of a commercial bank, a savings and loan association, a mutual savings bank, a credit union, other depository institutions having assets and liabilities of the same type as those instituions, and branches of such enterprises. Intangible assets arising from these types of business combinations must conform to the guidance in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and are thus exlcuded from the scope of SFAS No. 142. At December 31, 2001, the Company had unamortized goodwill relating to core deposit premiums purchased of $408,000 as well as unamortized goodwill defined in SFAS 72 as an unidentifiable intangible asset ("Statement 72" goodwill) of $4.0 million. The Company plans to continue amortizing these assets as directed in SFAS No. 72. It is the Company's understanding that the FASB has undertaken a limited scope project to reconsider part of the guidance in SFAS No. 72, particularly the provision that requires recognition and amortization of an unidentifiable intangible asset. However, the Company plans to continue amortizing the "Statement 72" goodwill until further guidance from the FASB.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. SFAS No. 144 establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

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

  Industry Developments

   On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

    a. repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

    b. provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

    c. broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

    d. provides an enhanced framework for protecting the privacy of consumer information;

    e. adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

    f. modifies the laws governing the implementation of the Community Reinvestment Act; and

    g. addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

   The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001. The Company believes it is in compliance with these provisions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset-Liability Management and Market Risk Sensitivity."

Item 8.  Financial Statements and Supplementary Data

   The information that is required by this item is set forth on the following pages, 33 through 58.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   The information required in Item 9 is incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 2001.

                         Independent Auditors' Report

The Board of Directors
Palmetto Bancshares, Inc. and subsidiary:

   We have audited the accompanying consolidated balance sheet of Palmetto Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2001 and the related consolidated statement of operations, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Elliott Davis LLP
Greenville, South Carolina
February 8, 2002

                         Independent Auditors' Report

The Board of Directors
Palmetto Bancshares, Inc. and subsidiary:

   We have audited the accompanying consolidated balance sheet of Palmetto Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, on January 1, 1999, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                          [LOGO] KPMG LLP

Greenville, South Carolina
February 9, 2001

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                          December 31, 2001 and 2000
            (Dollars in thousands, except share and per share data)

                                                                                           2001     2000
                                                                                         --------  -------
Assets
Cash and due from banks................................................................. $ 27,742   36,305
Federal funds sold......................................................................   17,949    1,879
Federal Home Loan Bank stock, at cost...................................................    1,733    1,733
Investment securities available for sale (amortized costs of $94,708 and $99,030 in 2001
  and 2000, respectively)...............................................................   95,095   98,601
Loans held for sale.....................................................................   10,054      611
Loans...................................................................................  553,821  498,242
   Less allowance for loan losses.......................................................   (5,658)  (5,446)
                                                                                         --------  -------
       Loans, net.......................................................................  548,163  492,796
                                                                                         --------  -------
Premises and equipment, net.............................................................   19,175   16,481
Accrued interest........................................................................    4,947    5,229
Other assets............................................................................   10,421    9,755
                                                                                         --------  -------
       Total assets..................................................................... $735,279  663,390
                                                                                         ========  =======
Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest-bearing............................................................... $102,679   96,097
     Interest-bearing...................................................................  542,621  476,569
                                                                                         --------  -------
       Total deposits...................................................................  645,300  572,666
   Securities sold under agreements to repurchase.......................................   15,313   19,923
   Commercial paper (Master note).......................................................   11,076   15,359
   Other liabilities....................................................................    4,522    2,849
                                                                                         --------  -------
       Total liabilities................................................................  676,211  610,797
                                                                                         --------  -------
Shareholders' equity:
   Common stock--$5.00 par value. Authorized 10,000,000 shares; issued and
     outstanding 6,283,623 in 2001; issued and outstanding 6,255,734 in 2000............   31,418   31,279
   Capital surplus......................................................................       26       23
   Retained earnings....................................................................   27,386   21,555
   Accumulated other comprehensive income/ (loss).......................................      238     (264)
                                                                                         --------  -------
       Total shareholders' equity.......................................................   59,068   52,593
                                                                                         --------  -------
       Total liabilities and shareholders' equity....................................... $735,279  663,390
                                                                                         ========  =======

         See accompanying notes to consolidated financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                 Years ended December 31, 2001, 2000 and 1999
            (Dollars in thousands, except share and per share data)

                                                                                 2001      2000      1999
                                                                              ---------- --------- ---------
Interest income:
   Interest and fees on loans................................................ $   44,118    40,407    36,759
   Interest and dividends on investment securities available for sale:
       U.S. Treasury and U.S. Government agencies............................        828     1,292       953
       State and municipal...................................................      2,698     3,166     3,402
       Mortgage-backed securities............................................      1,177     1,628     1,620
   Interest on federal funds sold............................................        322       240       269
   Dividends on FHLB stock...................................................        128       140       139
                                                                              ---------- --------- ---------
          Total interest income..............................................     49,271    46,873    43,142
                                                                              ---------- --------- ---------
Interest expense:
   Interest on deposits......................................................     18,578    18,034    15,151
   Interest on securities sold under agreements to repurchase................        549     1,111       564
   Interest on federal funds purchased.......................................         63       449       158
   Interest on commercial paper (Master note)................................        359       789       526
                                                                              ---------- --------- ---------
          Total interest expense.............................................     19,549    20,383    16,399
                                                                              ---------- --------- ---------
              Net interest income............................................     29,722    26,490    26,743
Provision for loan losses....................................................      4,038     3,880     2,431
                                                                              ---------- --------- ---------
              Net interest income after provision for loan losses............     25,684    22,610    24,312
                                                                              ---------- --------- ---------
Non-interest income:
   Service charges on deposit accounts.......................................      7,402     4,647     3,878
   Fees for trust services...................................................      1,869     1,968     1,968
   Gains on sales of loans...................................................        684        70       230
   Investment securities gains...............................................        161       131        32
   Other income..............................................................      2,753     2,735     1,961
                                                                              ---------- --------- ---------
              Total non-interest income......................................     12,869     9,551     8,069
                                                                              ---------- --------- ---------
Non-interest expense:
   Salaries and other personnel..............................................     13,590    10,682    10,255
   Net occupancy.............................................................      2,085     1,970     1,922
   Furniture and equipment...................................................      2,388     2,214     2,081
   FDIC assessment...........................................................        110       111       132
   Postage and supplies......................................................      1,312     1,144     1,155
   Marketing and advertising.................................................        919       719       776
   Telephone.................................................................        766       754       792
   Cardholder processing expense.............................................        548       563       521
   Sales finance repossession losses.........................................         29       557        --
   Other expense.............................................................      4,806     3,835     3,640
                                                                              ---------- --------- ---------
              Total non-interest expense.....................................     26,553    22,549    21,274
                                                                              ---------- --------- ---------
              Income before income taxes.....................................     12,000     9,612    11,107
Income tax provision.........................................................      3,600     2,637     3,038
                                                                              ---------- --------- ---------
              NET INCOME..................................................... $    8,400     6,975     8,069
                                                                              ========== ========= =========
Per share data:
   Net income per common share-basic......................................... $     1.34      1.12      1.30
                                                                              ========== ========= =========
   Net income per common share-dilutive...................................... $     1.31      1.09      1.26
                                                                              ========== ========= =========
   Cash dividends declared per common share.................................. $     0.41      0.37      0.32
                                                                              ========== ========= =========
   Weighted average common shares outstanding-basic..........................  6,263,031 6,241,775 6,208,750
                                                                              ========== ========= =========
   Weighted average common shares outstanding-dilutive.......................  6,431,983 6,422,457 6,386,912
                                                                              ========== ========= =========

         See accompanying notes to consolidated financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

 Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                    Income
                 Years ended December 31, 2001, 2000 and 1999
                   (Dollars in thousands, except share data)

                                                                            Accumulated    Common
                                                                               Other       Stock
                                                         Capital           Comprehensive Subject to
                                                Common   Surplus  Retained    Income      Put/call
                                                Stock   (Deficit) Earnings    (Loss)       Option   Total
                                                ------- --------- -------- ------------- ---------- ------
Balance at December 31, 1998................... $30,997    (19)    10,777        330       (4,732)  37,353
Net income.....................................      --     --      8,069         --           --    8,069
Other comprehensive income, net of tax:
   Unrealized holding losses arising during
     period, net of tax effect of $1,695.......      --     --         --         --           --   (2,707)
   Less: reclassification adjustment for gains
     included in net income, net of tax
     effect of $12.............................      --     --         --         --           --      (20)
   Net unrealized gains on investment
     securities................................      --     --         --     (2,727)          --       --
                                                                                                    ------
Comprehensive income...........................      --     --         --         --           --    5,342
                                                                                                    ------
Cash dividends declared........................      --     --     (1,956)        --           --   (1,956)
Issuance of 27,444 shares in connection with
  exercise of stock options....................     137     19         --         --           --      156
Expiration of put/call option on common stock
  subject to put/call option...................      --     --         --         --        4,732    4,732
                                                -------    ---     ------     ------       ------   ------
Balance at December 31, 1999...................  31,134     --     16,890     (2,397)          --   45,627
                                                -------    ---     ------     ------       ------   ------
Net income.....................................      --     --      6,975         --           --    6,975
Other comprehensive income, net of tax:
   Unrealized holding gains arising during
     period, net of tax effect of $1,386.......      --     --         --         --           --    2,214
   Less: reclassification adjustment for gains
     included in net income, net of tax
     effect of $50.............................      --     --         --         --           --      (81)
   Net unrealized gains on investment
     securities................................      --     --         --      2,133           --       --
                                                                                                    ------
Comprehensive income...........................      --     --         --         --           --    9,108
                                                                                                    ------
Cash dividends declared........................      --     --     (2,310)        --           --   (2,310)
Issuance of 28,900 shares in connection with
  exercise of stock options....................     145     23         --         --           --      168
                                                -------    ---     ------     ------       ------   ------
Balance at December 31, 2000...................  31,279     23     21,555       (264)          --   52,593
                                                -------    ---     ------     ------       ------   ------
Net income.....................................      --     --      8,400         --           --    8,400
Other comprehensive income, net of tax:
   Unrealized holding gains arising during
     period, net of tax effect of $376.........      --     --         --         --           --      601
   Less: reclassification adjustment for gains
     included in net income, net of tax
     effect of $62.............................      --     --         --         --           --      (99)
   Net unrealized gains on investment
     securities................................      --     --         --        502           --       --
                                                                                                    ------
Comprehensive income...........................      --     --         --         --           --    8,902
                                                                                                    ------
Cash dividends declared........................      --     --     (2,569)        --           --   (2,569)
Issuance of 27,899 shares in connection with
  exercise of stock options....................     139      3         --         --           --      142
                                                -------    ---     ------     ------       ------   ------
Balance at December 31, 2001................... $31,418     26     27,386        238           --   59,068
                                                =======    ===     ======     ======       ======   ======

         See accompanying notes to consolidated financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                 Years ended December 31, 2001, 2000 and 1999
                            (Dollars in thousands)

                                                                                   2001      2000     1999
                                                                                 ---------  -------  -------
Cash flows from operating activities:
   Net income................................................................... $   8,400    6,975    8,069
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization............................................     2,877    2,284    2,580
       Gain on sale of investment securities....................................      (161)    (131)     (32)
       Gain on sale of loans....................................................      (684)     (70)    (230)
       Provision for loan losses................................................     4,038    3,880    2,431
       Origination/acquisition of loans held for sale...........................  (101,943)  (9,303) (28,520)
       Sale of loans held for sale..............................................    93,184    9,931   29,703
       Provision (credit) for deferred taxes....................................       412      392      (57)
       Change in accrued interest receivable....................................       282     (581)    (149)
       Change in other assets...................................................    (1,508)     267   (3,174)
       Change in other liabilities..............................................       947      (33)   1,101
                                                                                 ---------  -------  -------
          Net cash provided by operating activities.............................     5,844   13,611   11,722
                                                                                 ---------  -------  -------
Cash flows from investing activities:
   Purchase of investment securities available for sale.........................   (29,486) (10,000) (41,032)
   Proceeds from maturities of investment securities available for sale.........    17,299    7,320   12,865
   Proceeds from sale of investment securities available for sale...............     8,783    8,954   21,359
   Principal paydowns on mortgage-backed securities available for sale..........     7,652    5,448    8,116
   Purchase of Federal Home Loan Bank stock.....................................        --       --     (192)
   Net increase in loans outstanding............................................   (59,616) (57,287) (34,690)
   Increase in premises and equipment, net......................................    (4,283)  (1,767)  (3,574)
                                                                                 ---------  -------  -------
          Net cash used in investing activities.................................   (59,651) (47,332) (37,148)
                                                                                 ---------  -------  -------
Cash flows from financing activities:
   Net increase in deposits.....................................................    72,634   34,342   23,463
   Acquisition of deposits, net.................................................        --       --   12,636
   Net increase (decrease) in securities sold under agreements to repurchase....    (4,610)     902   (2,609)
   Net increase (decrease) in commercial paper (Master note)....................    (4,283)   2,786    1,714
   Increase (decrease) in federal funds purchased...............................        --   (7,800)   7,800
   Proceeds from issuance of common stock.......................................       142      168      156
   Dividends paid...............................................................    (2,569)  (2,310)  (1,956)
                                                                                 ---------  -------  -------
          Net cash provided by financing activities.............................    61,314   28,088   41,204
                                                                                 ---------  -------  -------
Net increase (decrease) in cash and cash equivalents............................     7,507   (5,633)  15,778
Cash and cash equivalents at beginning of year..................................    38,184   43,817   28,039
                                                                                 ---------  -------  -------
Cash and cash equivalents at end of year........................................ $  45,691   38,184   43,817
                                                                                 =========  =======  =======
Supplemental information:
Cash paid during the year for:
   Interest..................................................................... $  19,965   20,093   16,300
                                                                                 =========  =======  =======
   Income taxes................................................................. $   3,028    1,714    3,423
                                                                                 =========  =======  =======
Supplemental schedule of non-cash investing and financing transactions:
     Change in unrealized gain (loss) on investment securities available for
       sale, before tax......................................................... $     816    3,469   (4,434)
                                                                                 =========  =======  =======
     Transfer of investment securities held to maturity to available for sale... $      --       --   66,455
                                                                                 =========  =======  =======
     Loans transferred to other real estate owned............................... $     211        6      335
                                                                                 =========  =======  =======
     Loans charged-off.......................................................... $   4,033    4,987    1,973
                                                                                 =========  =======  =======

         See accompanying notes to consolidated financial statements.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (Dollars in thousands, except share and per share data, in all notes)

   The following is a description of the more significant accounting policies used in preparing the consolidated financial statements. The accounting and reporting policies of Palmetto Bancshares, Inc. (the "Company") conform to generally accepted accounting principles ("GAAP") in the United States of America and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

  Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Palmetto Bank (the "Bank"). The Bank provides a full range of banking services, including the taking deposits and making loans. Palmetto Capital, Inc. ("Palmetto Capital"), a wholly owned subsidiary of the Bank, was incorporated February 26, 1992. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company's primary market area is the upstate of South Carolina. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment.

   Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company or its subsidiary.

  Cash and Cash Equivalents

   Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances on-hand as vault cash and/or at the Federal Reserve as compensating balances. There were no compensating balances at December 31, 2001 or 2000.

  Federal Home Loan Bank Stock

   During 1997, the Bank joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Bank is required to acquire and retain shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $1,733 at December 31, 2001 and 2000. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The Bank has available $71,000 in lines of credit from the FHLB. There were no advances on these lines at December 31, 2001 or 2000.

  Investment Securities

   The Bank accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY addresses the accounting and reporting for investments in equity securities that have readily determinable fair values--other than those accounted for under the equity method or as investments in consolidated subsidiaries--and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories as follows: (1) Held to Maturity--debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading--debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale--debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The Company does not have any held to maturity or trading securities.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in its entirety effective January 1, 1999. On January 1, 1999, the Company transferred 100% of its held-to-maturity investment securities, with an amortized cost of $66,455, to the available-for-sale category at fair value ($68,737) as allowed by SFAS No. 133. The unrealized gain at the time of transfer was $2,282 before tax. Such transfers from the held-to-maturity category at the date of initial adoption shall not call into question the Company's intent to hold other debt securities to maturity in the future. The Company had no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans were not material at December 31, 2001.

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

   At December 31, 2001 and 2000, the Company had loans held for sale of $10,054 and $611, respectively. Loans serviced for the benefit of others amounted to $190,252, $133,282 and $141,385 at December 31, 2001, 2000 and
1999, respectively. Most of these loans are serviced for Federal Home Loan Mortgage Corporation (FHLMC).

  Mortgage Servicing Rights

   SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,"--a replacement of SFAS 125, was issued in September 2000. It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carried over most of SFAS 125's provisions without reconsideration. The Company adopted the provisions of SFAS 140 effective April 1, 2001 with no material impact.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

   SFAS No. 140 requires the recognition of originated mortgage servicing rights ("MSR's") as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

   Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

   SFAS No. 140 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. The Company evaluates these servicing rights quarterly for possible impairment. For purposes of measuring the impairment, the Company stratifies the MSR's based on the predominant risk characteristics of the underlying loans, including interest rate, loan type, and amortization type (fixed rate or adjustable rate). To the extent that the carrying value of MSR's exceeds this fair value by individual stratum, a valuation allowance is established. The allowance may be adjusted in the future as the values of the MSR's increase or decrease.

   Included in other assets on the consolidated balance sheet, the Company had net MSR's of $1,640 and $1,086 at December 31, 2001 and 2000, respectively. The Company amortized $683, $167 and $488 of these MSR's during the years ended December 31, 2001, 2000 and 1999, respectively.

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

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

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

   SFAS No. 114 specifically states that it need not be applied to "large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment." Thus, the Company determined that the statement does not apply to its consumer loan, credit card or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans determined by management. In effect, these portfolios are covered adequately in the Company's normal formula for determining the allowance for loan losses.

  Loan Fees and Costs

   Non-refundable fees and certain direct costs associated with originating or acquiring loans are recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until the loan is sold. Recognition of deferred fees and costs is discontinued on non-accrual loans until they return to accrual status or are charged-off. Commitment fees associated with lending are deferred and if the commitment is exercised, the fee is recognized over the life of the related loan as a yield adjustment. If the commitment expires unexercised, the amount is recognized upon expiration of the commitment.

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

  Foreclosed Properties

   Property acquired through foreclosure is included in other assets and amounted to $217 and $6, at December 31, 2001 and 2000, respectively. Such property is recorded at the lower of cost or fair value minus estimated selling costs. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to other operating expenses.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

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

  Intangibles

   Included in other assets are certain intangibles related to various acquisitions. At December 31, 2001 and 2000, premium on deposits acquired amounted to $408 and $510, respectively, net of amortization. The premiums are being amortized principally over 10 years using the double-declining balance method. At December 31, 2001 and 2000, goodwill of approximately $4,010 and $4,346, respectively, net of amortization, related to separate acquisitions is being amortized on a straight-line basis over varying periods from 15-20 years. The Company periodically assesses the recoverability of these intangibles by evaluating whether the amortization of the remaining balance can be recovered through projected undiscounted future cash flows, which are based on historical trends.

  Common Stock Subject to Put/Call Option

   The stock in the Company's Employee Stock Ownership Plan ("ESOP") had a put and a call feature because the Company's stock is not listed on a national securities exchange. Accordingly, the shares that had been distributed from the ESOP were recorded outside of shareholders' equity at their fair value, which is determined annually by an independent valuation. The Company's Board of Directors had voted to terminate the ESOP effective February 28, 1997. Per the Plan document, the shares distributed in 1998 due to the termination of the ESOP were subject to the put/call until June 29, 1999. Since the put/call has expired, the current year balance sheet and income statements are absent the put/call effect of the ESOP. The distributed shares are included in shareholders' equity.

  Net Income Per Common Share

   Net income per common share-basic and net income per common share-dilutive are calculated based on SFAS No. 128, as discussed in Note 11.

  Stock Options

   The Company accounts for its stock options in accordance with SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 introduces a preferable fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that choose not to adopt the fair value method will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has chosen the latter option. SFAS No. 123 requires companies that choose not to adopt the fair value method of accounting to disclose pro forma net income and earnings per share under the fair value method. In addition, all companies with stock-based plans are required to make detailed disclosures about plan terms, exercise prices, and assumptions used in measuring the fair value of stock-based grants (see Note 10).

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

  Comprehensive Income

   The Company discloses its comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. The statement defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." In accordance with SFAS No. 130, the Company elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

(2)  Federal Funds Sold

   At December 31, 2001 and 2000, the Bank had $17,949 and $1,879, respectively, outstanding in federal funds sold. The daily averages of these outstanding agreements during 2001 and 2000 were $7,192 and $3,340, respectively. The maximum amount of these outstanding agreements at any month-end during 2001 and 2000 were $17,949 and $6,879, respectively.

(3)  Investment Securities Available for Sale

   The amortized cost and fair values of investment securities available for sale as of December 31 are summarized as follows:

                                                            2001
                                           ---------------------------------------
                                           Amortized Unrealized Unrealized  Fair
                                             Cost      Gains      Losses    Value
                                           --------- ---------- ---------- -------
U.S. Treasury and U.S. Government agencies $ 29,269      284          (8)   29,545
State and Municipal.......................   55,798      753        (815)   55,736
Mortgage-backed securities................    9,641      173          --     9,814
                                           --------    -----      ------   -------
                                           $ 94,708    1,210        (823)   95,095
                                           ========    =====      ======   =======

                                                            2000
                                           ---------------------------------------
                                           Amortized Unrealized Unrealized  Fair
                                             Cost      Gains      Losses    Value
                                           --------- ---------- ---------- -------
U.S. Treasury............................. $ 17,491       49         (44)   17,496
State and Municipal.......................   58,622      554        (883)   58,293
Mortgage-backed securities................   22,917       33        (138)   22,812
                                           --------    -----      ------   -------
                                           $ 99,030      636      (1,065)   98,601
                                           ========    =====      ======   =======

                                                            1999
                                           ---------------------------------------
                                           Amortized Unrealized Unrealized  Fair
                                             Cost      Gains      Losses    Value
                                           --------- ---------- ---------- -------
U.S. Treasury............................. $ 14,481        7        (399)   14,089
State and Municipal.......................   67,738      340      (3,057)   65,021
Mortgage-backed securities................   28,451       --        (789)   27,662
                                           --------    -----      ------   -------
                                           $110,670      347      (4,245)  106,772
                                           ========    =====      ======   =======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

   During the year ended December 31, 2001, the Company had realized gains of $161 and no realized losses on sales of investment securities available for sale; compared to realized gains of $133 and realized losses of $2 in 2000 on sales of investment securities available for sale. During 1999, the realized gains amounted to $32, with no realized losses on sales of investment securities available for sale. Specific identification is the basis on which cost was determined in computing realized gains and losses.

   The following is a maturity distribution of investment securities available for sale at December 31, 2001:

                                                           Due After
                                          Due After          Five
                             Due           One Year          Years
                            Within         Through          Through        Due After
                           One Year Yield Five Years Yield Ten Years Yield Ten Years Yield
                           -------- ----- ---------- ----- --------- ----- --------- -----
U.S. Treasury and U.S.
  Government Agencies..... $24,357  2.62%    5,188   5.57%      --    -- %      --    -- %
State and municipals......   1,647  8.71     9,821   8.15   21,578   6.84   22,689   6.74
Mortgage-backed securities   1,850  6.07     7,965   6.32       --     --       --     --
                           -------  ----    ------   ----   ------   ----   ------   ----
Fair value total.......... $27,854  3.19%   22,974   6.93%  21,578   6.84%  22,689   6.74%
                           =======  ====    ======   ====   ======   ====   ======   ====
Amortized cost............ $27,715          22,292          21,501          23,200
                           =======          ======          ======          ======

   Investment securities available for sale with an aggregate carrying value of approximately $68,266 and $82,622 at December 31, 2001 and 2000, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

(4)  Loans

   A summary of loans, by classification, as of December 31 follows:

                                         2001    2000    1999    1998    1997
                                       -------- ------- ------- ------- -------
Commercial, financial and agricultural $154,069 123,727 107,934  93,343  81,678
Real estate-construction..............   22,836  14,321  13,373  10,341   8,799
Real estate-mortgage..................  310,981 283,541 231,637 215,709 195,462
Installment loans to individuals......   65,935  76,653  92,813  93,873  81,646
                                       -------- ------- ------- ------- -------
Total................................. $553,821 498,242 445,757 413,266 367,585
                                       ======== ======= ======= ======= =======
Non-accrual loans included above...... $  3,399   3,031   1,521   1,485     718
                                       ======== ======= ======= ======= =======

   The foregone interest income related to loans on non-accrual amounted to $325, $384 and $240 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income recognized on loans on non-accrual amounted to $11, $14 and $7 for the years ended December 31, 2001, 2000 and 1999, respectively.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

   The following is a summary of activity affecting the allowance for loan losses for the years ended December 31:

                                              2001     2000    1999
                                             -------  ------  ------
           Balance at beginning of year..... $ 5,446   6,362   5,795
           Provision for loan losses........   4,038   3,880   2,431
           Loan recoveries..................     207     191     109
           Loans charged-off................  (4,033) (4,987) (1,973)
                                             -------  ------  ------
           Balance at end of year........... $ 5,658   5,446   6,362
                                             =======  ======  ======

   At December 31, 2001, impaired loans amounted to approximately $307. During 2001, the average recorded investment in impaired loans was approximately $396, and there is $155 included in the allowance for loan losses related to impaired loans at December 31, 2001. Impaired loans are included in the non-accrual numbers above.

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

   At December 31, 2001, except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

   The Bank had outstanding, unused loan commitments as of December 31, 2001 as follows:

              Home equity loans.......................... $12,162
              Credit cards...............................  32,471
              Commercial real estate development.........  19,086
              Other unused lines of credit...............  28,601
                                                          -------
                                                          $92,320
                                                          =======
              Standby letters of credit.................. $ 2,074
                                                          =======

   All unused loan commitments are at adjustable rates that fluctuate with prime rate, or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(5)  Premises and Equipment, Net

   A summary of premises and equipment, net, as of December 31 follows:

                                                  2001     2000
                                                --------  -------
              Land............................. $  3,874    3,025
              Buildings and leasehold
                improvements...................   15,051   13,336
              Furniture and equipment..........   15,320   13,750
                                                --------  -------
                                                  34,245   30,111
              Less accumulated depreciation and
                amortization...................  (15,070) (13,630)
                                                --------  -------
              Premises and equipment, net...... $ 19,175   16,481
                                                ========  =======

(6)  Mortgage Servicing Rights

   The following is a summary of activity affecting the valuation allowance for impairment of mortgage servicing rights for the years ended December 31:

                                                             2001 2000  1999
                                                             ---- ----  ----
    Balance at beginning of year............................ $ 1   234  229
    Aggregate additions charged and reductions credited to
      operations............................................  68  (233)   5
    Aggregate direct writedowns charged against allowance...  --    --   --
                                                             ---  ----  ---
    Balance at end of year.................................. $69     1  234
                                                             ===  ====  ===

(7)   Deposits

   A summary of deposits, by type, as of December 31 follows:

                                                   2001    2000
                                                 -------- -------
               Transaction accounts............. $253,890 218,066
               Savings deposits.................   33,294  30,468
               Insured money market accounts....   69,149  66,052
               Time deposits over $100..........   77,036  63,844
               Other time deposits..............  211,931 194,236
                                                 -------- -------
                  Total deposits................ $645,300 572,666
                                                 ======== =======

   Interest paid on time deposits of $100 or more amounted to $4,163, $2,870, and $2,273 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The following table displays the aggregate amounts of time deposits with maturities for the years following December 31, 2001:

         Maturing within one year............................. $263,559
         Maturing after one year through two years............   14,875
         Maturing after two years through three years.........    3,688
         Maturing after three years through four years........    5,353
         Maturing after four years through five years.........    1,393
         Maturing after five years............................       99
                                                               --------
            Total............................................. $288,967
                                                               ========

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(8)  Short-Term Borrowings

                                                      2001     2000    1999
                                                     -------  ------  ------
   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     WITH CUSTOMERS
      Amount outstanding at year-end................ $15,313  12,733   7,769
      Average amount outstanding during year........  15,269  13,842  15,291
      Maximum amount outstanding at any month-end...  16,055  16,759  20,762
      Weighted average rate paid at year-end........    1.00%   4.15%   1.81%
      Weighted average rate paid during the year....    2.63%   4.96%   3.40%

   Bank of America holds the securities underlying these agreements in the Bank's name in safekeeping for the benefit of the Bank's customers.

                                                      2001    2000    1999
                                                     ------  ------  ------
   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     WITH A BANK
      Amount outstanding at year-end................ $   --   7,190  11,252
      Average amount outstanding during year........  1,736   6,193   1,277
      Maximum amount outstanding at any month-end...  7,220  12,625  11,252
      Weighted average rate paid at year-end........     --    6.65%   5.96%
      Weighted average rate paid during the year....   5.98%   6.88%   5.96%

   The securities underlying these agreements are held in the Bank's name in safekeeping by Sun Trust for the benefit of the Bank.

                                                      2001     2000    1999
                                                     -------  ------  ------
   FEDERAL FUNDS PURCHASED
      Amount outstanding at year-end................ $    --      --   7,800
      Average amount outstanding during year........   1,515   6,361   2,727
      Maximum amount outstanding at any month-end...   6,800  28,000  15,000
      Weighted average rate paid at year-end........      --      --    5.13%
      Weighted average rate paid during the year....    3.92%   7.06%   5.79%

                                                      2001     2000    1999
                                                     -------  ------  ------
   COMMERCIAL PAPER (MASTER NOTE)
      Amount outstanding at year-end................ $11,076  15,359  12,573
      Average amount outstanding during year........  13,310  15,945  15,273
      Maximum amount outstanding at any month-end...  14,990  17,850  17,035
      Weighted average rate paid at year-end........    1.00%   4.40%   2.06%
      Weighted average rate paid during the year....    2.70%   4.95%   3.44%

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

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(9)  Income Taxes

   Components of income tax provision expense/(benefit) for the years ended December 31 are as follows:

                                                         2001  2000  1999
                                                        ------ ----- -----
    Current:
       Federal......................................... $2,795 1,909 2,724
       State...........................................    393   336   371
                                                        ------ ----- -----
                                                         3,188 2,245 3,095
                                                        ------ ----- -----
    Deferred:
       Federal.........................................    362   392   (57)
       State...........................................     50    --    --
                                                        ------ ----- -----
                                                           412   392   (57)
                                                        ------ ----- -----
           Total....................................... $3,600 2,637 3,038
                                                        ====== ===== =====

   The effective tax rates for the years ended December 31 vary from the Federal statutory rates as follows:

                                                          2001  2000   1999
                                                          ----  -----  ----
    U.S. Federal income tax rates........................ 34.0%  34.0% 34.0%
    Changes from statutory rates resulting from:
       Tax-exempt interest income........................ (6.7) (10.1) (9.7)
       Expenses not deductible for tax purposes..........   .7     .8    .6
       State taxes, net of Federal income tax benefit....  2.5    2.3   2.2
       Other.............................................  (.5)     4     3
                                                          ----  -----  ----
    Effective tax rates.................................. 30.0%  27.4% 27.4%
                                                          ====  =====  ====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below.

                                                                 2001     2000
                                                                -------  ------
Deferred tax assets:
   Loan loss reserves.......................................... $ 2,030   1,677
   Basis of intangible assets for tax purposes in excess of
     basis for financial reporting.............................     184     169
   Unrealized loss on securities available for sale............      --     164
   Other.......................................................     155     151
                                                                -------  ------
       Total gross deferred tax assets.........................   2,369   2,161
       Less valuation allowance................................      --      --
                                                                -------  ------
       Net deferred tax assets.................................   2,369   2,161
                                                                -------  ------
Deferred tax liabilities:
   Fixed assets, due to depreciation differences...............    (925)   (698)
   Deferred loan costs deducted for tax purposes as incurred...    (524)   (578)
   Deferred loan fees recognized under the principal reduction
     method for tax purposes...................................    (672)   (545)
   Prepaid pension expense.....................................    (673)   (497)
   Other.......................................................    (297)    (10)
                                                                -------  ------
       Total gross deferred tax liabilities....................  (3,091) (2,328)
                                                                -------  ------
       Net deferred tax asset (liability)...................... $  (722)   (167)
                                                                =======  ======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

   A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on securities available for sale. A current period deferred tax expense related to the change in unrealized gains and losses on securities available for sale of $314 has been recorded directly to shareholders equity. The rest of the change in the deferred tax liability results from the current period deferred tax expense of $412.

   No valuation allowance for deferred tax assets has been established at either December 31, 2001 or 2000. Because of taxes paid in carry back periods, as well as estimates of future taxable income, it is management's belief that realization of the net deferred tax asset is more likely than not.

   Tax returns for 1998 and subsequent years are subject to examination by the taxing authorities.

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

       The following table details the funded status of the plan, the amounts recognized in the Company's consolidated financial statements, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts for the years ended December 31:

                                                           2001   2000
                                                          ------  -----
       Change in benefit obligation
          Benefit obligation at beginning of year........ $5,871  5,159
          Service cost...................................    486    356
          Interest cost..................................    462    400
          Actuarial loss (gain)..........................  1,440    144
          Benefits paid..................................   (257)  (188)
                                                          ------  -----
          Benefit obligation at end of year.............. $8,002  5,871

       Change in plan assets
          Fair value of plan assets at beginning of year.  6,592  6,422
          Actual return on plan assets...................     54     24
          Employer contribution..........................    625    334
          Benefits paid..................................   (257)  (188)
                                                          ------  -----
          Fair value of plan assets at end of year....... $7,014  6,592
                                                          ======  =====

       Funded status.....................................   (988)   721
       Unrecognized prior service cost...................     43     51
       Unrecognized net actuarial loss...................  2,590    747
       Unrecognized transition...........................    (26)   (52)
                                                          ------  -----
       Prepaid benefit cost included in other assets..... $1,619  1,467
                                                          ======  =====

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                                                         2001   2000  1999
                                                         -----  ----  ----
    Components of net periodic benefit cost:
       Service cost..................................... $ 356   343   335
       Interest cost....................................   400   348   310
       Expected return on plan assets...................  (522) (463) (404)
       Amortization of transition asset.................   (26)  (26)  (26)
       Amortization of prior service cost...............     9     9     9
       Amortization of loss.............................    --    --     7
                                                         -----  ----  ----
       Net periodic benefit cost........................ $ 217   211   231
                                                         =====  ====  ====

    Weighted-average assumptions at December 31:
       Discount rate....................................  6.50% 7.75% 7.75%
       Rate of increase in compensation levels..........  5.00% 5.00% 5.00%
       Expected long-term rate of return on plan assets.  8.00% 8.00% 8.00%

   (b) Since 1987, the Company has adopted several plans (Stock Option Plans) pursuant to which the Company's Board of Directors may grant incentive and non-incentive stock options to certain key employees and directors of the Company and its subsidiaries. The option price and term of the options shall be determined by the Board on grant date, but shall not be less than 100% of fair market value as of grant date and shall not be greater than 10 years, respectively. Because the Company's stock is not traded on an established market, the fair value may be determined by an annual independent actuarial valuation. As of December 31, 2001 and 2000, 589,000 and 534,000 shares, respectively, had been granted under these plans.

       At December 31, 2001 and 2000, there were 74,800 and 120,000 remaining shares, respectively, available for grant under the Stock Option Plans. Stock option activity for these plans is summarized in the following table:

                                                       Weighted-Average
                                         Stock Options  Exercise Price
                                         ------------- ----------------
        Outstanding at December 31, 1998    286,800         $ 7.55
           Granted......................     18,000          13.00
           Exercised....................    (27,444)          5.76

        Outstanding at December 31, 1999    277,356           7.96
           Granted......................     40,000          13.00
           Forfeited....................    (28,000)         13.00
           Exercised....................    (28,900)          5.81

        Outstanding at December 31, 2000    260,456           8.55
           Granted......................     55,000          13.50
           Forfeited....................     (9,800)          8.75
           Exercised....................    (28,926)          5.87

        Outstanding at December 31, 2001    276,730         $ 9.81

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                  Options Exercisable
                         --------------------------------------------- ----------------------------
                           Number    Weighted-Average                    Number
                         Outstanding    Remaining     Weighted-Average Exercisable Weighted-Average
Range of Exercise Prices at 12/31/01 Contractual Life  Exercise Price  at 12/31/01  Exercise Price
------------------------ ----------- ---------------- ---------------- ----------- ----------------
$3.92 - 4.13............     5,730      1.00 years         $ 4.13          5,730        $ 4.13
$4.52 - 4.85............    11,500      2.00 years           4.52         11,500          4.52
$6.88 - 8.75............   174,500      7.13 years           8.63        121,300          8.64
$13.00 - 13.50..........    85,000      9.65 years          13.32         23,000         13.24
                           -------      ----------         ------        -------        ------
Total...................   276,730      7.56 years         $ 9.81        161,530        $ 8.84
                           =======      ==========         ======        =======        ======

   The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 2001, 2000 and 1999.

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

   The per-share weighted average fair values of stock options granted in 2001, 2000 and 1999 were $4.27, $5.15 and $4.30, respectively. The fair values were estimated as of the respective grant dates using the Black-Scholes option-pricing model. Input variables used in the model included weighted-average risk free interest rates of 4.70%, 6.41% and 5.65%, respectively; expected dividend yields of 1.50%, 1.40% and 1.30%, respectively; and expected volatility factors of 19.10%, 20.50% and 21.30%, respectively; and estimated option lives of 10 years. The pro forma impact on income assumes no options will be forfeited. Had compensation expense for the Company's Stock Option Plan been determined based on the fair value grant date for awards granted in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been effected as shown in the following table:

                                                        2001   2000   1999
                                                       ------ ------ ------
     Net income--as reported.......................... $8,400 $6,975 $8,069
     Net income--pro forma............................  8,259  6,863  7,984
     Net income per common share-basic--as reported...   1.34   1.12   1.30
     Net income per common share-basic--pro forma.....   1.32   1.10   1.29
     Net income per common share-dilutive--as reported   1.31   1.09   1.26
     Net income per common share-dilutive--pro forma..   1.28   1.07   1.25

   The pro forma effects may not be representative of the effects on reported net income for future years as most of the Company's employee stock option grants vest in cumulative increments over a period of five years.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(11)  Net Income per Common Share

   The table below illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the years ended December 31, 2001, 2000 and 1999:

                                                                    Income       Shares     Per-Share
                                                                  (Numerator) (Denominator)  Amount
                                                                  ----------- ------------- ---------
2001
Basic EPS:
Income available to common stockholders..........................   $8,400      6,263,031     $1.34
Effect of dilutive securities: stock options.....................       --        168,952        --
                                                                    ------      ---------     -----
Diluted EPS:
Income available to common stockholders plus assumed exercises of
  stock options..................................................   $8,400      6,431,983     $1.31
                                                                    ======      =========     =====

                                                                    Income       Shares     Per-Share
                                                                  (Numerator) (Denominator)  Amount
                                                                  ----------- ------------- ---------
2000
Basic EPS:
Income available to common stockholders..........................   $6,975      6,241,775     $1.12
Effect of dilutive securities: stock options.....................       --        180,682        --
                                                                    ------      ---------     -----
Diluted EPS:
Income available to common stockholders plus assumed exercises of
  stock options..................................................   $6,975      6,422,457     $1.09
                                                                    ======      =========     =====

                                                                    Income       Shares     Per-Share
                                                                  (Numerator) (Denominator)  Amount
                                                                  ----------- ------------- ---------
1999
Basic EPS:
Income available to common stockholders..........................   $8,069      6,208,750     $1.30
Effect of dilutive securities: stock options.....................       --        178,162        --
                                                                    ------      ---------     -----
Diluted EPS:
Income available to common stockholders plus assumed exercises of
  stock options..................................................   $8,069      6,386,912     $1.26
                                                                    ======      =========     =====

(12)  Related Party Transactions

   Certain of the Company's directors and executive officers are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $5,600 and $2,524 at December 31, 2001 and 2000, respectively. From January 1 through December 31, 2001, these directors and executive officers and their related interests borrowed $7,536 and repaid $4,347. In the opinion of management, these loans do not involve more than the normal risk of collectibility and do not present other unfavorable features.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(13)  Commitments and Contingencies

   On December 31, 2001, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment that have initial terms of more than one year. The minimum scheduled payments under these leases are as follows:

                        2002.................... $  714
                        2003....................    635
                        2004....................    518
                        2005....................    200
                        2006....................    179
                        Subsequent years........  1,227
                                                 ------
                                                 $3,473
                                                 ======

   Rental expense was $786, $768 and $469 for the years ended December 31, 2001, 2000 and 1999, respectively.

   In 2001, the Bank became involved in a lawsuit related to the Sales Finance Department. The Bank does not believe that the claims are well founded and is vigorously pursuing its counterclaims. However, due to the current status of the case, it is difficult to predict the outcome of this litigation and its potential impact on the consolidated financial statements.

   In the normal course of business the Company and subsidiary are periodically involved in other legal proceedings. In the opinion of the Company's management, none of these proceedings is likely to have a materially adverse effect on the accompanying consolidated financial statements.

(14)  Disclosures Regarding Fair Value of Financial Instruments

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

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

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

   (e) Loans

       The current value of variable-rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2001 and 2000, approximates market.

       For credit cards and lines of credit the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

       Unused loan commitments are at adjustable rates, which fluctuate with the prime rate or are funded within ninety days. The current amounts of these commitments approximate their fair value. Please see Note 4 for these amounts.

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

   (g) Securities Sold Under Agreements to Repurchase, Commercial Paper (Master note), Federal Funds Sold and Federal Funds Purchased

       The carrying amount approximates fair value due to the short-term nature of these instruments.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(14)  Disclosures Regarding Fair Value of Financial Instruments, Continued

   The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                          2001                2000
                                                   ------------------- -------------------
                                                   Carrying Estimated  Carrying Estimated
                                                    Amount  Fair Value  Amount  Fair Value
                                                   -------- ---------- -------- ----------
Cash and due from banks........................... $ 27,742   27,742    36,305    36,305
                                                   ========  =======   =======   =======
Federal funds sold................................ $ 17,949   17,949     1,879     1,879
                                                   ========  =======   =======   =======
Federal Home Loan Bank stock...................... $  1,733    1,733     1,733     1,733
                                                   ========  =======   =======   =======
Investment securities available for sale.......... $ 95,095   95,095    98,601    98,601
                                                   ========  =======   =======   =======
Loans held for sale............................... $ 10,054   10,054       611       611
                                                   ========  =======   =======   =======
Loans:
   Commercial mortgage............................ $222,303  222,133   172,693   172,693
   Commercial other...............................  152,460  151,761   133,245   133,120
   Real estate--mortgage..........................   49,147   49,073    48,450    48,678
   Installment mortgage...........................   84,011   84,560    84,123    84,100
   Installment other..............................   45,900   45,103    59,731    58,668
                                                   --------  -------   -------   -------
       Total loans, gross......................... $553,821  552,630   498,242   497,158
                                                   ========  =======   =======   =======
Deposits.......................................... $645,300  652,318   572,666   572,771
                                                   ========  =======   =======   =======
Borrowings:
   Securities sold under agreements to repurchase. $ 15,313   15,313    19,923    19,923
   Commercial paper (Master note).................   11,076   11,076    15,359    15,359
                                                   --------  -------   -------   -------
                                                   $ 26,389   26,389    35,282    35,282
                                                   ========  =======   =======   =======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

(15)  Palmetto Bancshares, Inc. (Parent Company)

   The Parent Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that the Bank can pay to the Parent Company. At December 31, 2001, the Bank had available retained earnings of approximately $11,698 for payment of dividends.

   The Parent Company's principal asset is its investment in its bank subsidiary. The Parent Company's condensed statements of financial condition as of December 31, 2001 and 2000, and the related condensed statements of operations and cash flows for the three-year period ended December 31, 2001 are as follows:

                       Statements of Financial Condition

                                                             2001    2000
                                                            ------- ------
      Assets
      Cash................................................. $   508    366
      Due from subsidiary..................................  11,076 15,359
      Investment in wholly-owned bank subsidiary...........  57,856 51,462
      Goodwill, net........................................     704    765
                                                            ------- ------
         Total assets...................................... $70,144 67,952
                                                            ======= ======
      Liabilities and Shareholders' Equity
      Commercial paper (Master note)....................... $11,076 15,359
                                                            ------- ------
         Total liabilities.................................  11,076 15,359
                                                            ------- ------
      Shareholders' equity.................................  59,068 52,593
                                                            ------- ------
         Total liabilities and shareholders' equity........ $70,144 67,952
                                                            ======= ======

                           Statements of Operations

                                                         2001   2000   1999
                                                        ------  -----  -----
  Interest income from commercial paper (Master note).. $  359    789    526
  Dividends received from Bank.........................  2,569  2,310  1,956
  Equity in undistributed earnings of subsidiary.......  5,892  4,725  6,174
  Interest expense on commercial paper (Master note)...   (359)  (789)  (526)
  Other operating expenses.............................    (61)   (60)   (61)
                                                        ------  -----  -----
  Net income........................................... $8,400  6,975  8,069
                                                        ======  =====  =====

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                           Statements of Cash Flows

                                                              2001     2000    1999
                                                             -------  ------  ------
Cash flows from operating activities:
   Net income............................................... $ 8,400   6,975   8,069
   Decrease (increase) in due from subsidiary...............   4,283  (2,786) (1,714)
   Earnings retained by wholly owned subsidiary.............  (5,892) (4,725) (6,174)
   Amortization of goodwill.................................      61      61      62
                                                             -------  ------  ------
       Net cash provided (used) by operating activities.....   6,852    (475)    243
                                                             -------  ------  ------
Cash flows from financing activities:
   Net change in commercial paper (Master note).............  (4,283)  2,786   1,714
   Proceeds from issuance of common stock...................     142     168     156
   Dividends paid...........................................  (2,569) (2,310) (1,956)
                                                             -------  ------  ------
       Net cash (used) provided by financing activities.....  (6,710)    644     (86)
                                                             -------  ------  ------
Net increase in cash........................................     142     169     157
Cash at beginning of year...................................     366     197      40
                                                             -------  ------  ------
Cash at end of year......................................... $   508     366     197
                                                             =======  ======  ======

(16)  Regulatory Capital Requirements

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

   At December 31, 2001 and 2000 the Company and the Bank were each categorized as "well capitalized," under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                                                                            To Be Well
                                                                         Capitalized Under
                                                          For Capital    Prompt Corrective
                                            Actual     Adequacy Purposes Action Provisions
                                        -------------  ----------------- -----------------
As of December 31, 2001:                Amount  Ratio   Amount    Ratio   Amount    Ratio
------------------------                ------- -----  -------    -----  -------   -------
Total capital to risk-weighted assets:
   Company............................. $60,068 10.81% $44,454    8.00%      N/A      N/A
   Bank................................ $59,561 10.72% $44,454    8.00%  $55,568    10.00%
Tier 1 capital to risk-weighted assets:
   Company............................. $54,411  9.79% $22,227    4.00%      N/A      N/A
   Bank................................ $53,904  9.70% $22,227    4.00%  $33,341     6.00%
Tier 1 capital to average assets:
   Company............................. $54,411  7.45% $29,204    4.00%      N/A      N/A
   Bank................................ $53,904  7.38% $29,209    4.00%  $36,512     5.00%

As of December 31, 2000:
------------------------
Total capital to risk-weighted assets:
   Company............................. $53,447 10.76% $39,719 8.00%     N/A   N/A
   Bank................................ $53,081 10.69% $39,719 8.00% $49,649 10.00%
Tier 1 capital to risk-weighted assets:
   Company............................. $48,001  9.67% $19,860 4.00%     N/A   N/A
   Bank................................ $47,635  9.59% $19,860 4.00% $29,789  6.00%
Tier 1 capital to average assets:
   Company............................. $48,001  7.40% $25,934 4.00%     N/A   N/A
   Bank................................ $47,635  7.35% $25,936 4.00% $32,420  5.00%

(17)  Quarterly Financial Data (Unaudited)

   Quarterly operating data for the years ended December 31 is summarized as follows:

                                                                   2001
                                                  --------------------------------------
                                                   First  Second   Third  Fourth
                                                  Quarter Quarter Quarter Quarter Total
                                                  ------- ------- ------- ------- ------
Net interest income.............................. $6,785   7,322   7,574   8,041  29,722
Provision for loan losses........................    850   1,388     900     900   4,038
Non-interest income..............................  2,602   3,477   3,232   3,558  12,869
Non-interest expense.............................  6,197   6,405   6,832   7,119  26,553
Income tax provision.............................    670     916     882   1,132   3,600
                                                  ------   -----   -----   -----  ------
Net income....................................... $1,670   2,090   2,192   2,448   8,400
                                                  ======   =====   =====   =====  ======
Net income per share-basic....................... $ 0.27    0.33    0.35    0.39    1.34
                                                  ======   =====   =====   =====  ======
Net income per share-dilutive.................... $ 0.26    0.32    0.35    0.38    1.31
                                                  ======   =====   =====   =====  ======

                   PALMETTO BANCSHARES, INC. AND SUBSIDIARY

                                                       2000
                                      --------------------------------------
                                       First  Second   Third  Fourth
                                      Quarter Quarter Quarter Quarter Total
                                      ------- ------- ------- ------- ------
   Net interest income............... $6,480   6,786   6,616   6,608  26,490
   Provision for loan losses.........    525   1,610     800     945   3,880
   Non-interest income...............  2,177   2,407   2,314   2,653   9,551
   Non-interest expense..............  5,494   5,437   5,719   5,899  22,549
   Income tax provision..............    743     605     608     681   2,637
                                      ------   -----   -----   -----  ------
   Net income........................ $1,895   1,541   1,803   1,736   6,975
                                      ======   =====   =====   =====  ======
   Net income per share-basic........ $ 0.30    0.25    0.29    0.28    1.12
                                      ======   =====   =====   =====  ======
   Net income per share-dilutive..... $ 0.30    0.24    0.28    0.27    1.09
                                      ======   =====   =====   =====  ======

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

   The information required by this item is set forth under the headings "Compensation of Directors and Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is set forth under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

Exhibit No.                                            Description
-----------                                            -----------

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

  10.3*       The Palmetto Bank Officer Incentive Compensation Plan

  10.4*       Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: incorporated by reference to Exhibit 10.1 to the Company's 1997 Annual Report on Form 10-K, filed with the
              Securities and Exchange Commission on March 23, 1998.

  21.1^       List of Subsidiaries of the Registrant

--------
*  Management contract or compensatory plan or arrangement.

^  Filed herewith.

   (b) Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 2001.

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

                                               PALMETTO BANCSHARES, INC.

                                               By:    /s/  L. LEON PATTERSON
                                                   -----------------------------
                                                         L. Leon Patterson
                                                        Chairman and Chief
                                                         Executive Officer


                                               By:     /s/  PAUL W. STRINGER
                                                   -----------------------------
                                                         Paul W. Stringer
                                                   President and Chief Operating
                                                              Officer
                                                    (Chief Accounting Officer)

Date: February 19, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

          Signature                       Title                   Date
          ---------                       -----                   ----

   /s/  L. LEON PATTERSON               Director            February 19, 2002
-----------------------------
      L. Leon Patterson

    /s/  PAUL W. STRINGER               Director            February 19, 2002
-----------------------------
      Paul W. Stringer

   /s/  W. FRED DAVIS, JR.              Director            February 19, 2002
-----------------------------
     W. Fred Davis, Jr.

  /s/  DAVID P. GEORGE, JR.             Director            February 19, 2002
-----------------------------
    David P. George, Jr.

    /s/  MICHAEL D. GLENN               Director            February 19, 2002
-----------------------------
      Michael D. Glenn

  /s/  JOHN T. GRAMLING, II             Director            February 19, 2002
-----------------------------
    John T. Gramling, II

    /s/  WILLIAM S. MOORE               Director            February 19, 2002
-----------------------------
      William S. Moore

  /s/  SAM B. PHILLIPS, JR.             Director            February 19, 2002
-----------------------------
    Sam B. Phillips, Jr.

/s/  JAMES M. SHOEMAKER, JR.            Director            February 19, 2002
-----------------------------
   James M. Shoemaker, Jr.

      /s/  ANN B. SMITH                 Director            February 19, 2002
-----------------------------
        Ann B. Smith

/s/  EDWARD KEITH SNEAD, III            Director            February 19, 2002
-----------------------------
   Edward Keith Snead, III

  /s/  J. DAVID WASSON, JR.             Director            February 19, 2002
-----------------------------
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

Exhibit No.                                           Description
-----------                                           -----------

   10.2*    The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c)
              to the Company's Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

   10.3*    The Palmetto Bank Officer Incentive Compensation Plan

   10.4*    Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: incorporated by reference to Exhibit 10.1 to the Company's 1997 Annual Report on Form 10-K, filed with the
              Securities and Exchange Commission on March 23, 1998.

   21.1^    List of Subsidiaries of the Registrant

--------
*  Management contract or compensatory plan or arrangement.

^  Filed herewith.