Form 10-Q
period 2002-03-31
PALMETTO BANCSHARES INC
filed 2002-05-02
CIK 706874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
 ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 0-26016

                            PALMETTO BANCSHARES, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                      74-2235055
 ----------------------------                          -------------------
 (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

                               301 Hillcrest Drive
                             Laurens, South Carolina
                                      29360
                      -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 984-4551
                      -----------------------------------
              ( Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at May 2, 2001
      -----------------------                    -----------------------
   Common stock, $5.00 par value                         6,292,578

                            PALMETTO BANCSHARES, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2002


INDEX                                                                               Page No.
-----                                                                               --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2002 and December 31, 2001            1

         Consolidated Income Statements for the Three Months
         Ended March 31, 2002 and 2001                                                  2

         Consolidated Statements of Changes in Shareholders' Equity and
         Comprehensive Income for the Three Months Ended
         March 31, 2002 and 2001                                                        3

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001                                                  4

         Notes to the Consolidated Interim Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            6-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    11-12

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                              13

Item 2.  Changes in Securities and Use of Proceeds                                      13

Item 3.  Defaults Upon Senior Securities                                                13

Item 4.  Submission of Matters to a Vote of Security Holders                            13

Item 5.  Other Information                                                              13

Item 6.  Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                              14
----------

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                     March 31, 2002           December 31, 2001
                                                                            ----------------------------------------------------
Assets                                                                                  (unaudited)
Cash and due from banks                                                                   $  36,079                    $ 27,742
Federal funds sold                                                                           22,280                      17,949
Federal Home Loan Bank stock, at cost                                                         1,733                       1,733
Investment securities available for sale (amortized cost of $104,763
     and $94,708, in 2002 and 2001, respectively)                                           104,873                      95,095
Loans held for sale                                                                          13,363                      10,054
Loans                                                                                       555,660                     553,821
     Less allowance for loan losses                                                          (5,744)                     (5,658)
                                                                            ----------------------------------------------------
                               Loans, net                                                   549,916                     548,163

Premises and equipment, net                                                                  19,522                      19,175
Accrued interest                                                                              4,740                       4,947
Other assets                                                                                 12,014                      10,421
                                                                            ----------------------------------------------------
                               Total assets                                               $ 764,520                   $ 735,279
                                                                            ====================================================

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
     Non-interest-bearing                                                                 $ 101,945                   $ 102,679
     Interest-bearing                                                                       565,695                     542,621
                                                                            ----------------------------------------------------
                               Total deposits                                               667,640                     645,300

Securities sold under agreements to repurchase                                               16,798                      15,313
Commercial paper (Master notes)                                                              13,154                      11,076
Other liabilities                                                                             6,225                       4,522
                                                                            ----------------------------------------------------
                               Total liabilities                                            703,817                     676,211
                                                                            ----------------------------------------------------

Shareholders' Equity:
Common stock-$5.00 par value.  Authorized 10,000,000 shares;
   6,291,578 issued and outstanding in 2002; and
   6,283,623 issued and outstanding in 2001                                                  31,458                      31,418
Capital surplus                                                                                  29                          26
Retained earnings                                                                            29,148                      27,386
Accumulated other comprehensive income (loss)                                                    68                         238
                                                                            ----------------------------------------------------
                               Total shareholders' equity                                    60,703                      59,068
                                                                            ----------------------------------------------------

                               Total liabilities and shareholders' equity                 $ 764,520                   $ 735,279
                                                                            ====================================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Income Statements (Unaudited)
               For the three months ended March 31, 2002 and 2001
                  (Dollars in thousands, except per share data)

                                                                                       2002                   2001
                                                                                  ---------------------------------------
Interest income:
  Interest and fees on loans                                                           $ 10,528               $ 10,832
  Interest and dividends on investment securities available for sale:
     U.S. Treasury and U.S. Government agencies                                             311                    272
     State and municipal                                                                    635                    691
     Mortgage-backed securities                                                             131                    345
  Interest on federal funds sold                                                             58                    142
  Dividends on FHLB stock                                                                    26                     35
                                                                                  ---------------------------------------
                             Total interest income                                       11,689                 12,317
                                                                                  ---------------------------------------

Interest expense:
  Interest on deposits                                                                    3,267                  5,099
  Interest on securities sold under agreements to repurchase                                 41                    282
  Interest on federal funds purchased                                                         1                     15
  Interest on commercial paper (Master notes)                                                34                    136
                                                                                  ---------------------------------------
                             Total interest expense                                       3,343                  5,532
                                                                                  ---------------------------------------

                             Net interest income                                          8,346                  6,785
Provision for loan losses                                                                   900                    850
                                                                                  ---------------------------------------

                             Net interest income after provision for loan losses          7,446                  5,935
Non-interest income:
  Service charges on deposit accounts                                                     1,825                  1,412
  Fees for trust services                                                                   457                    499
  Gains on sales of loans                                                                   225                     58
  Investment securities gains                                                               140                      -
  Other income                                                                              724                    633
                                                                                  ---------------------------------------
                             Total non-interest income                                    3,371                  2,602

Non-interest expense:
  Salaries and other personnel                                                            3,679                  3,074
  Net occupancy                                                                             548                    551
  Furniture and equipment                                                                   635                    570
  FDIC assessment                                                                            28                     27
  Postage and supplies                                                                      382                    354
  Marketing and advertising                                                                 255                    225
  Telephone                                                                                 193                    189
  Cardholder processing expense                                                             141                    152
  Sales finance losses                                                                       24                     20
  Other expense                                                                           1,288                  1,035
                                                                                  ---------------------------------------
                             Total non-interest expense                                   7,173                  6,197
                                                                                  ---------------------------------------
                             Income before income taxes                                   3,644                  2,340
                                                                                  ---------------------------------------
Income tax provision                                                                      1,189                    670
                                                                                  ---------------------------------------

                             Net income                                                $  2,455               $  1,670
                                                                                  =======================================
                             Net income per share-basic                                $   0.39               $   0.27
                             Net income per share-dilutive                             $   0.38               $   0.26
                             Cash dividends declared per share                         $   0.11               $   0.10

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                      and Comprehensive Income (Unaudited)
               For the three months ended March 31, 2002 and 2001
                 (Dollars in thousands except number of shares)

                                                                                                       Accumulated
                                                                                   Capital               Other
                                                                          Common   Surplus   Retained Comprehensive
                                                                          Stock   (Deficit)  Earnings   Loss, Net       Total
                                                                          ------  ---------  -------- -------------     -----
Balance at December 31, 2000                                              31,279       23     21,555      (264)         52,593
Net income                                                                                     1,670                     1,670
Other comprehensive income, net of tax:
     Unrealized holding losses arising during period, net
          of tax effect of $585                                                                                            934
     Less: reclassification adjustment for gains included
          in net income, net of tax effect of $0                                                                             -
     Net unrealized losses on securities                                                                   934
                                                                                                                      ---------
Comprehensive income                                                                                                     2,604
                                                                                                                      ---------
Cash dividend declared                                                                          (626)                     (626)
Issuance of 4,000 shares in connection with stock options                     20       15                                   35
                                                                          -----------------------------------------------------
Balance at March 31, 2001                                                 31,299       38     22,599       670          54,606
                                                                          =====================================================

Balance at December 31, 2001                                              31,418       26     27,386       238          59,068
Net income                                                                                     2,455                     2,455
Other comprehensive income, net of tax:
     Unrealized holding gains arising during period, net
          of tax effect of $53                                                                                             (84)
     Less: reclassification adjustment for gains included
          in net income, net of tax effect of $54                                                                          (86)
     Net unrealized gains on securities                                                                   (170)
                                                                                                                      ---------
Comprehensive income                                                                                                     2,285
                                                                                                                      ---------
Cash dividend declared                                                                          (693)                     (693)
Issuance of 7,955 shares in connection with stock options                     40        3                                   43
                                                                          -----------------------------------------------------
Balance at March 31, 2002                                                 31,458       29     29,148        68          60,703
                                                                          =====================================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)

                                                                                                   2002                  2001
                                                                                              ----------------------------------
Cash flows from operating activities:
  Net income                                                                                    $    2,455            $    1,670
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
                Depreciation and amortization                                                          588                   533
                Gain on sale of investment securities                                                 (140)                    -
                Provision for loan losses                                                              900                   850
                Origination of loans held for sale                                                 (27,184)              (12,291)
                Sale of loans held for sale                                                         24,100                 8,481
                Gain on sale of loans                                                                 (225)                  (58)
                Change in accrued interest receivable                                                  207                   286
                Change in other assets                                                                (219)                 (391)
                Change in other liabilities, net                                                     1,809                   412
                                                                                              ----------------------------------

                                     Net cash provided by (used in) operating activities             2,291                  (508)

Cash flows from investing activities:
  Purchase of investment securities available for sale                                             (37,130)                    -
  Proceeds from maturities of investment securities available for sale                               4,841                 1,932
  Proceeds from sale of investment securities available for sale                                    20,779                     -
  Principal paydowns on mortgage-backed securities available for sale                                1,451                 1,568
  Net increase in loans outstanding                                                                 (4,043)              (18,173)
  Purchases of premises and equipment, net                                                            (774)               (1,108)
                                                                                              ----------------------------------

                                     Net cash used in investing activities                         (14,876)              (15,781)

Cash flows from financing activities:
  Net increase in deposit accounts                                                                  22,340                25,626
  Net increase (decrease) in securities sold under agreements to repurchase                          1,485                 1,598
  Net increase in commercial paper                                                                   2,078                (3,257)
  Proceeds from issuance of common stock                                                                43                    35
  Dividends paid                                                                                      (693)                 (626)
                                                                                              ----------------------------------

                                     Net cash provided by financing activities                      25,253                23,376
                                                                                              ----------------------------------

Net increase (decrease) in cash and cash equivalents                                                12,668                 7,087
                                                                                              ----------------------------------
Cash and cash equivalents at beginning of the period                                                45,691                38,184
                                                                                              ----------------------------------
Cash and cash equivalents at end of the period                                                  $   58,359            $   45,271
                                                                                              ==================================

Supplemental Information:
Cash paid during the period for:
     Interest expense                                                                           $    3,573            $    5,619
                                                                                              ==================================
     Income taxes                                                                                      698                   485
                                                                                              ==================================

Supplemental schedule of non-cash investing and financing transactions:
    Change in unrealized gain (loss) on investment securities available for sale,
          before tax                                                                            $     (276)           $    1,519
                                                                                              ==================================
    Loans transferred to other real estate owned                                                     1,390                   252
                                                                                              ==================================
    Loans charged -off                                                                                 868                   787
                                                                                              ==================================

See accompanying notes to consolidated interim financial statements.

                    PALMETTO BANCSHARES, INC. AND SUBSIDIARY
               Notes To Consolidated Interim Financial Statements

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Palmetto Bancshares, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2001.

     In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

3.  Summary of Significant Accounting Policies
    ------------------------------------------

     The significant accounting policies used by the Company are described in
Note 1 to the Company's December 2001 Annual Report on Form 10-K. There have been no changes in these policies subsequent to the year ended December 31, 2001.

4.  Earnings Per Share
    ------------------

     The following table illustrates a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended March 31, 2002 and 2001 (dollars in thousands except per share numbers):


                                                          Income         Shares      Per-Share
   2002                                                 (Numerator)   (Denominator)   Amount
   ----                                                 --------------------------------------
   Basic EPS:
   ----------
   Net income                                            $2,455         6,287,279      $0.39
   Effect of dilutive securities: stock options              --           186,537         --
                                                        --------------------------------------
   Diluted EPS:
   ------------
   Net income plus assumed exercises of stock options    $2,455         6,473,816      $0.38
                                                        ======================================

                                                          Income         Shares      Per-Share
   2001                                                 (Numerator)   (Denominator)   Amount
   ----                                                 --------------------------------------
   Basic EPS:
   ----------
   Net income                                            $1,670         6,259,023      $0.27
   Effect of dilutive securities: stock options              --           170,886         --
                                                        --------------------------------------
   Diluted EPS:
   ------------
   Net income plus assumed exercises of stock options    $1,670         6,429,909      $0.26
                                                         =====================================

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2001 TO MARCH 31,
2002

Assets
------
     Total assets increased $29.2 million, or 4%, for the three month period ended March 31, 2002, primarily as a result of an increase in liquid assets. Liquid assets, which include cash, federal funds sold, and investments available for sale, increased by $22.4 million, or 16%, for the three-month period. This increase was attributable to the $8.3 million increase in cash and due from banks, the $9.8 million increase in investment securities available for sale, and the $4.3 million increase in federal funds sold. During the first three months of 2002, the Bank purchased $37.1 million of investment securities (available for sale), $25.6 million of the investment portfolio matured or was sold, and $1.4 million was paid down on mortgage backed securities held for sale. The Bank had a $170,000 change in pre-tax unrealized gains in its investment portfolio at March 31, 2002.
Net loans increased by $1.8 million, or less than 1%, during the three-month period. Loan demand has remained flat during the first quarter due to the slower economy. Also, management's strategy during the quarter has been to avoid excessive loan growth fueled exclusively by low rate positions. The allowance for loan losses as a percentage of total loans increased slightly to 1.03% at March 31, 2002 from 1.02% at December 31, 2001. Management feels the allowance is adequate at March 31, 2002 because the Bank uses an allowance model that takes into account the risk grades of loans, delinquency trends, charge-off ratios and loan growth. The Bank has been making efforts to improve its underwriting standards, shift its emphasis toward higher-dollar, higher-quality loans, and charge off significant amounts of lower-quality loans. Non-performing loans (which consists of loans on non-accrual and loans greater than 90 days past due and still accruing) were $3.1 million at March 31, 2002, compared to $4.0 million at December 31, 2001.

     At March 31, 2002, the Company had $13.4 million in loans held for sale with commitments to sell these loans in April and May 2002. Because the interest rate environment has been favorable for mortgage loans and refinances, the Bank has been able to originate approximately $30.4 million in mortgage loans during the first three months of 2002, with over 75% being sold in the secondary market.
The mortgage servicing rights related to the mortgage servicing department's activities were $1.7 million at March 31, 2002, which approximates their fair value. Loans serviced for the benefit of others amounted to $204.2 million at March 31, 2002.

     Other assets increased by $1.6 million, or 15%, from December 31, 2001 to March 31, 2002. Because of the increased sales of mortgage loans, mortgage servicing rights increased approximately $325,000, while $196,000 of those rights were amortized. Other real estate increased by $1.4 million with the addition of nine properties.

Liabilities and Shareholders' Equity
------------------------------------
     Total deposit balances increased by 3% during the three-month period, from $645.3 million to $667.6 million. There was an increase in all interest-bearing accounts, except IRAs. Securities sold under agreements to repurchase increased by $1.5 million, or 10%, and commercial paper associated with the alternative commercial sweep accounts (master note program) increased by $2.0 million, or 19%. These changes are the result of normal fluctuations in the accounts.
     Total shareholders' equity increased by $1.6 million, or 3%, for the three-month period as a result of comprehensive income of $2.3 million, less dividends paid of $693,000. The Company also added $43,000 to equity as the result of stock option exercises. During the three months ended March 31, 2002, the Company increased its dividends to stockholders to $.11 per share compared to $.10 per share in the first three months of 2001.

Regulatory Capital
------------------
     As of March 31, 2002, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines. The table below sets forth various capital ratios for the Company and the Bank:

--------------------------------------------------------------------------------
                                            Adequately
                                As of      Capitalized     Well-Capitalized
                                3/31/02     Requirement       Requirement
--------------------------------------------------------------------------------

Company:
-------

   Total Risk-based Capital     10.96%          8.00%             10.00%

   Tier 1 Risk-based Capital     9.94           4.00               6.00

   Tier 1 Leverage Ratio         7.61           4.00               5.00

Bank:
----

   Total Risk-based Capital     10.86           8.00              10.00

   Tier 1 Risk-based Capital     9.84           4.00               6.00

   Tier 1 Leverage Ratio         7.53           4.00               5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity
---------
     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At March 31, 2002, the
Company's liquidity ratio was 18.63%.

     At March 31, 2002, the Bank had unused short-term lines of credit totaling approximately $37 million (which are withdrawable at the lender's option). At March 31, 2002, unused borrowing capacity from the Federal Home Loan Bank ("FHLB") totaled $76 million. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit. Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.
     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no long-term debt outstanding and has declared and paid $0.11 per share in dividends so far in 2002. Although there can be no guarantee that any additional dividends will be paid in 2002, the Company plans to continue its quarterly dividend payments. At March 31, 2002, the Bank has issued commitments to extend credit of $96.0 million through various types of lending arrangements. All unused loan commitments are at adjustable rates that fluctuate with the prime rate or are at fixed rates that approximate market rates. The current amount of these commitments approximates their fair value.
     Liquidity is provided from the Company's subsidiary, the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Bank's current total risk-based capital ratio is 10.86%. At March 31, 2002, the Bank had $4.9 million of excess retained earnings available to pay out dividends and still be considered "well-capitalized."

Asset/Liability Management
--------------------------
       The Bank's goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-Liability Management ("ALM"). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.
       Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap ("GAP") is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities.

       The following table is a summary of the Company's one year gap at March 31, 2002 (amounts in thousands):

                                                                 March  31, 2002
--------------------------------------------------------------------------------
Interest-earning assets maturing or repricing within one year        $ 216,414
Interest-bearing liabilities maturing or repricing within one year   $ 364,585
--------------------------------------------------------------------------------
Cumulative gap                                                       $(148,171)
================================================================================
Gap as a percentage of total assets                                     (19.38)%

       The above analysis does not take in to account any prepayments on mortgages, consumer or other loans, and securities. All maturities are stated in contractual terms. The Company's current GAP analysis reflects that in periods of increasing or decreasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted by an increase in market interest rates. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes that if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity.
       Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies which focus on a net interest income model based on management's projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point change over twelve months. The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of increasing interest rates, which might adversely affect its net interest margin.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Income
----------
       Net income for the three months ended March 31, 2002 and 2001 was $2.5 million and $1.7 million, respectively. Net income per common share-basic for the three months ended March 31, 2002 and 2001 was $0.39 and $0.27, respectively. Net income per common share-dilutive for the same periods was $0.38 and $0.26, respectively.

Net Interest Income
-------------------
       The largest component of the Company's net income is the Bank's net interest income, defined as the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits and borrowed funds.
       For the three-month periods ended March 31, 2002 and 2001, net interest income was $8.3 million and $6.8 million, respectively. Earning assets averaged $685.3 million and $618.2 million during the first quarters of 2002 and 2001, respectively. The increase in volume was primarily due to the growth of loans. Although the volume of earning assets increased over the two comparative quarters, the yield on earning assets decreased during the same time period, from 8.08% to 6.92%. Average interest-bearing liabilities grew from $523.9 million at March 31, 2001 to $581.3 million at March 31, 2002. However, the cost of these funds shrunk 195 basis points, from 4.28% to 2.33% during the same time period. The dynamics of the yield on average earning assets and the cost of interest bearing liabilities have resulted in a positive growth in the average tax-equivalent net interest margin from 4.61% at March 31, 2001 to 5.07% at March 31, 2002. The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past year. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy five basis points. Although there have been no reductions during the first quarter of 2002, these reductions have continued to result in a much more favorable interest environment for the operations of the Company.

Provision for Loan Losses
-------------------------
       During the current quarter, the Company's provision for loan losses totaled $900,000, compared to $850,000 during the same period in the previous year. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management's assessment of the adequacy of the allowance for loan losses. Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses. Annualized net charge-offs as a percentage of average total loans were .58% during the current quarter, compared to .69% for the same period last year.

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

Non-interest Income
-------------------
       Total non-interest income increased by $769,000, or 30%, for the three months ended March 31, 2002, as compared to the same period in 2001. Net NSF and overdraft charges totaled $1.3 million, increasing $381,000 from the comparable quarter in 2001. Net gains from the sale of mortgage loans totaled $225,000, increasing by $167,000 from the same quarter last year. The Company sold a portion of the investments held for sale resulting in a pre-tax gain of $140,000 during the current quarter; no investments were sold during the same quarter last year.

Non-interest Expense
--------------------
       Total non-interest expense increased by $976,000, or 16%, during the 2002 three-month period compared to the same period in 2001. $605,000 of the increase was a result of higher personnel costs, including salaries, related taxes and medical insurance premiums. At March 31, 2002, the Bank had 370 full-time equivalent employees compared to 355 full-time equivalent employees at March 31, 2001.

Income Taxes
------------
     During the first quarter of 2002 and 2001, the Company's effective tax rate approximated 32.6% and 28.6%, respectively. The actual tax provision was $1.2 million during 2002 and $670,000 during 2001.

Accounting and Reporting Matters
--------------------------------
     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted SFAS No. 141 on July 1, 2001 and does not expect the Statement to have a material impact on the financial statements in the future as the Company has always accounted for business combinations through the purchase method.

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

     Currently, it is the Company's understanding that SFAS No. 142 does not apply to the acquisition of a commercial bank, a savings and loan association, a mutual savings bank, a credit union, other depository institutions having assets and liabilities of the same type as those institutions, and branches of such enterprises. Intangible assets arising from these types of business combinations must conform to the guidance in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and are thus excluded from the scope of SFAS No. 142. At December 31, 2001, the Company had unamortized intangible assets relating to core deposit premiums purchased of $382,000 as well as unamortized goodwill defined in SFAS 72 as an unidentifiable intangible asset ("Statement 72" goodwill) of $3.9 million. The Company plans to continue amortizing these assets as directed in SFAS No. 72. It is the Company's understanding that the FASB has undertaken a limited scope project to reconsider part of the guidance in SFAS No. 72, particularly the provision that requires recognition and amortization of an unidentifiable intangible asset. However, the Company has continued amortizing the "Statement 72" goodwill until receiving further guidance from the FASB. If it were determined that a commercial bank, a savings and loan association, a mutual savings bank, a credit union, or other depository institutions falls under the guidance of SFAS No. 142, the Company has conducted an initial impairment test based on market capitalization. Based on the results of the test, the Company believes does not have any additional impairment during the first quarter 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. SFAS No. 144 establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or other means. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and does not expect the provisions to have a material impact on the Company's financial position.

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

      At March 31, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

PALMETTO BANCSHARES, INC.



By:

/s/  L. Leon Patterson
----------------------
L. Leon Patterson
Chairman and Chief Executive Officer

/s/  Paul W. Stringer
-----------------------
Paul W. Stringer
President and Chief Operating Officer
(Chief Accounting Officer)

Date:  May 1, 2002