Form 10-Q
period 2002-06-30
PALMETTO BANCSHARES INC
filed 2002-08-14
CIK 706874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-26016

PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Hillcrest Drive
Laurens, South Carolina  29360
(Address of principal executive offices)
(Zip Code)

(864) 984-4551
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2002
Common stock, $5.00 par value	6,301,578

PALMETTO BANCSHARES, INC.

INDEX

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PALMETTO BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2002	June 30, 2001	December 31, 2001
	(unaudited)	(unaudited)
ASSETS
Cash and due from banks	$32,939	$32,783	$27,742
Federal funds sold	21,316	2,426	17,949
Federal Home Loan Bank (FHLB) stock, at cost	1,733	1,733	1,733
Investment securities available for sale	102,101	88,202	95,095
Loans held for sale	4,147	11,202	10,054
Loans	570,283	543,392	553,821
Less allowance for loan losses	(5,867)	(5,760)	(5,658)

Loans, net	568,563	548,834	558,217
Premises and equipment, net	19,789	17,422	19,175
Accrued interest receivable	4,628	5,074	4,947
Other assets	12,505	10,272	10,421

Total assets	$763,574	$706,746	$735,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$105,444	$105,490	$102,679
Interest-bearing	558,949	512,299	542,621

Total deposits	664,393	617,789	645,300
Securities sold under agreements to repurchase	17,306	13,578	15,313
Commercial paper (Master notes)	14,401	11,857	11,076
Other liabilities	3,853	7,720	4,522

Total liabilities	699,953	650,944	676,211

Shareholders’ Equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,295,578, 6,262,734, and 6,283,623 shares, respectively	31,478	31,314	31,418
Capital surplus	44	40	26
Retained earnings	30,941	24,063	27,386
Accumulated other comprehensive income	1,158	385	238

Total shareholders’ equity	63,621	55,802	59,068

Total liabilities and shareholders’ equity	$763,574	$706,746	$735,279

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

	For the three months ended June 30,
	2002	2001
Interest income
Interest and fees on loans	$10,297	$11,177
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	437	151
State and municipal	498	674
Mortgage-backed securities	107	310
Interest on federal funds sold	153	75
Dividends on FHLB stock	24	32

Total interest income	11,516	12,419
Interest expense
Interest on deposits	2,985	4,833
Interest on securities sold under agreements to repurchase	50	138
Interest on federal funds purchased	—	28
Interest on commercial paper (Master notes)	37	98

Total interest expense	3,072	5,097

Net interest income	8,444	7,322

Provision for loan losses	1,000	1,388

Net interest income after provision for loan losses	7,444	5,934

Noninterest income
Service charges on deposit accounts	1,982	2,099
Fees for trust services	474	446
Gains on sales of loans	193	141
Investment securities gains	95	—
Other income	811	791

Total noninterest income	3,555	3,477
Noninterest expense
Salaries and other personnel	3,677	3,161
Net occupancy	561	478
Furniture and equipment	669	584
FDIC assessment	37	27
Postage and supplies	328	339
Marketing and advertising	275	288
Telephone	197	182
Cardholder processing expense	147	123
Sales finance losses	42	(6)
Other expense	1,376	1,229

Total noninterest expense	7,309	6,405

Income before income taxes	3,690	3,006

Income tax provision	1,205	916

Net income	$2,485	$2,090

Net income per share-basic	$0.40	$0.33
Net income per share-dilutive	0.38	0.32
Cash dividends declared per share	0.11	0.10

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

	For the six months ended June 30,
	2002	2001
Interest income
Interest and fees on loans	$20,825	$22,009
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	748	423
State and municipal	1,133	1,365
Mortgage-backed securities	238	655
Interest on federal funds sold	211	217
Dividends on FHLB stock	50	67

Total interest income	23,205	24,736
Interest expense
Interest on deposits	6,252	9,932
Interest on securities sold under agreements to repurchase	91	420
Interest on federal funds purchased	1	43
Interest on commercial paper (Master notes)	71	234

Total interest expense	6,415	10,629

Net interest income	16,790	14,107

Provision for loan losses	1,900	2,238

Net interest income after provision for loan losses	14,890	11,869

Noninterest income
Service charges on deposit accounts	3,807	3,511
Fees for trust services	931	945
Gains on sales of loans	418	199
Investment securities gains	235	—
Other income	1,535	1,424

Total noninterest income	6,926	6,079
Noninterest expense
Salaries and other personnel	7,356	6,235
Net occupancy	1,109	1,029
Furniture and equipment	1,304	1,154
FDIC assessment	65	54
Postage and supplies	710	693
Marketing and advertising	530	513
Telephone	390	371
Cardholder processing expense	288	275
Sales finance losses	66	14
Other expense	2,664	2,264

Total noninterest expense	14,482	12,602

Income before income taxes	7,334	5,346

Income tax provision	2,394	1,586

Net income	$4,940	$3,760

Net income per share-basic	$0.79	$0.60
Net income per share-dilutive	0.76	0.58
Cash dividends declared per share	0.22	0.20

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data) (Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at December 31, 2000	$31,279	$23	$21,555	$(264)	$52,593
Net income			3,760		3,760
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $406				649
Less: reclassification adjustment for gains included in net income, net of tax effect of $0				—
Net unrealized gains on securities					649

Comprehensive income					4,409

Cash dividend declared			(1,252)		(1,252)
Issuance of 7,000 shares in connection with stock options	35	17			52

Balance at June 30, 2001	$31,314	$40	$24,063	$385	$55,802

Balance at December 31, 2001	$31,418	$26	$27,386	$238	$59,068
Net income			4,940		4,940
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $667				1,065
Less: reclassification adjustment for gains included in net income, net of tax effect of $90				(145)
Net unrealized gains on securities					920

Comprehensive income					5,860

Cash dividend declared			(1,385)		(1,385)
Issuance of 11,955 shares in connection with stock options	60	18			78

Balance at June 30, 2002	$31,478	$44	$30,941	$1,158	$63,621

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
	For the six months ended June 30,
	2002	2001
Cash flows from operating activities
Net income	$4,940	$3,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	938	1,298
(Gain) on sale of investment securities	(235)	—
Provision for loan losses	1,900	2,238
Origination of loans held for sale	(40,456)	(41,366)
Sale of loans held for sale	46,781	30,974
(Gain) on sale of loans	(418)	(199)
Change in accrued interest receivable	319	155
Change in other assets	(56)	(641)
Change in other liabilities, net	(1,245)	4,465

Net cash provided by operating activities	12,468	684
Cash flows from investing activities
Purchase of investment securities available for sale	(50,123)	(5,031)
Proceeds from maturities of investment securities available for sale	17,743	12,537
Proceeds from sale of investment securities available for sale	23,925	—
Principal paydowns on mortgage-backed securities available for sale	2,928	3,925
Net increase in loans outstanding	(19,996)	(47,450)
Purchases of premises and equipment, net	(1,485)	(1,716)

Net cash used in investing activities	(27,008)	(37,735)
Cash flows from financing activities
Net increase in deposit accounts	19,093	45,123
Net increase (decrease) in securities sold under agreements to repurchase	1,993	(6,345)
Net increase (decrease) in commercial paper	3,325	(3,502)
Proceeds from issuance of common stock	78	52
Dividends paid	(1,385)	(1,252)

Net cash provided by financing activities	23,104	34,076

Net increase (decrease) in cash and cash equivalents	8,564	(2,975)
Cash and cash equivalents at beginning of the period	45,691	38,184

Cash and cash equivalents at end of the period	$54,255	$35,209

Supplemental information
Cash paid during the period for:
Interest expense	$6,741	$10,772

Income taxes	2,310	1,644

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available for sale, pre-tax	$1,496	$1,055

Loans transferred to other real estate owned	1,843	376

Loans charged—off	1,770	2,044

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    GENERAL

Principles of Consolidation

The foregoing unaudited consolidated financial statements include the accounts of the Palmetto Bancshares, Inc.’s (collectively defined as the “Company”), its wholly-owned subsidiary, The Palmetto Bank (the “Bank”), and Palmetto Capital, Inc., the Bank’s wholly-owned subsidiary. In management’s opinion, all significant intercompany accounts and transactions are eliminated, and all adjustments necessary for a fair presentation of the results for interim periods presented have been included. Any such adjustments are of a normal and recurring nature.

Basis of Presentation

The unaudited consolidated interim financial statements are presented in accordance with the instructions for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Summary of Significant Accounting Policies

The significant accounting policies used by the Company are described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes in these policies subsequent to the year ended December 31, 2001.

Accounting Estimates and Assumptions

Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions.

2.    PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based on net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended June 30,
	2002	2001
BASIC
Average common shares outstanding (denominator)	6,293,765	6,261,811

DILUTED
Average common shares outstanding	6,293,765	6,261,811
Dilutive potential common shares	171,453	175,634

Average diluted shares outstanding (denominator)	6,465,218	6,437,445

	For the six months ended June 30,
	2002	2001
BASIC
Average common shares outstanding (denominator)	6,290,529	6,260,425

DILUTED
Average common shares outstanding	6,290,529	6,260,425
Dilutive potential common shares	171,198	172,967

Average diluted shares outstanding (denominator)	6,461,727	6,433,392

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Palmetto Bancshares, Inc. and its subsidiary (the “Company”). This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as the Annual Report of Palmetto Bancshares, Inc. on Form 10-K for the year ended December 31, 2001. Results of operations for the three month period ended June 30, 2002 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

The holding company was organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”), the Company engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the “Upstate”). The Bank was organized and chartered under South Carolina law in 1906.

The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning. The Bank’s sales finance department establishes relationships with Upstate automobile dealers to provide customer financing of automobile purchases. The Bank’s mortgage banking operation continues to meet a broader range of its customers’ financial service needs by originating, selling, and servicing mortgage loans.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin and funding sources;

•	market risk and inflation;

•	risks inherent in making loans including repayment risks and value of collateral;

•	loan growth, the adequacy of the allowance for loan losses and the assessment of problem loans;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	dependence on senior management;

•	technological changes;

•	ability to increase market share;

•	expense projections;

•	changes in accounting policies and practices;

•	costs and effects of litigation; and

•	recently-enacted or proposed legislation.

Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities Exchange Commission, in press releases and in oral and written statements made by or with the approval of Palmetto Bancshares, Inc., which are not statements of historical fact, constitute forward-looking statements.

BALANCE SHEET REVIEW

Overview

Total assets increased $28.3 million, or 4%, at June 30, 2002 over December 31, 2001 and reported a $56.8 million increase, or 8%, at June 30, 2002 over June 30, 2001. Liquid assets, which include cash, federal funds sold, and investments available for sale, increased by $15.6 million, or 11%, at June 30, 2002 over December 31, 2001 and $32.9 million or 26% at June 30, 2002 over June 30, 2001. Total liabilities increased $23.7 million, or 4%, at June 30, 2002 over December 31, 2001 and reported a $49.0 million increase, or 8%, at June 30, 2002 over June 30, 2001. Total shareholders’ equity increased $4.6 million, or 8%, at June 30, 2002 over December 31, 2001 and reported a $7.8 million increase, or 14%, at June 30, 2002 over June 30, 2001.

Securities

At June 30, 2002, the Company’s investment portfolio totaled $102.1 million compared to $95.1 million and $88.2 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 7% over December 31, 2001 and 16% over June 30, 2001. The composition of the investment portfolio at June 30, 2002 follows: agencies 41%, municipalities 38%, treasuries 15%, and mortgage-backed securities 6%.

During the first six months of 2002, the Bank purchased $50.1 million of investment securities (available for sale), $41.7 million of the investment portfolio matured or was sold resulting in a gain of $235 thousand, and $2.9 million was paid down on mortgage backed securities held for sale. The June 30, 2002 securities balance included $1.5 million in pre-tax unrealized gains in the portfolio.

During the first six months of 2001, the Bank purchased $5.0 million of investment securities (available for sale), $12.5 million of the investment portfolio matured, and $3.9 million was paid down on mortgage backed securities held for sale. No securities were sold from the portfolio during the six month period ended June 30, 2001. The June 30, 2001 securities balance included $1.1 million in pre-tax unrealized gains in the portfolio.

Loans

At June 30, 2002, the Company had total loans outstanding of $574.4 million, which equaled 86% of total deposits and 75% of total assets. Loans are the largest category of earning assets and generally produce higher yields than other earning assets. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans.

Loans held for sale were $4.1 million at June 30, 2002 compared to $10.1 million and $11.2 million at December 31, 2001 and June 30, 2001, respectively. This represents a decrease of 59% over December 31, 2001 and 63% over June 30, 2001. As a result of the favorable interest rate environment for mortgage loans and refinances, the Bank originated approximately $40.5 million in mortgage loans during the first six months of 2002, with substantially all being sold during the same period. The decrease in loans held for sale at June 30, 2002 over both December 31, 2001 and June 30, 2001 is a result of loans being committed at those period ends but not yet sold. At June 30, 2002 substantially all loans committed had been sold from the portfolio.

Loans excluding held for sale, net of unearned income, were $570.3 million at June 30, 2002 compared to $553.8 million and $543.4 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 3% over December 31, 2001 and 5% over June 30, 2001. Management believes that the recent downturn in the economy has contributed to the relatively flat loan growth over the periods presented. The Company’s strategy is to allow for lower loan growth in times of economic downturn as opposed to attracting growth at the expense of low interest rate positions.

See “Credit Quality” for additional discussion of loan portfolio performance.

Allowance for Loan Losses

The adequacy of the allowance is analyzed on a monthly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The Bank uses an allowance model that takes into account loan risk grades, delinquency trends, charge-off ratios as well as loan growth. Assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgements are based on numerous assumptions about current events, which we believe to be reasonable. The allowance is subject to examination and adequacy testing by regulatory agencies.

The allowance for loan losses totaled $5.9 million at June 30, 2002 compared to $5.7 million and $5.8 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 4% over December 31, 2001 and 2% over June 30, 2001. Table 1 summarizes the changes in the allowance.

Table 1
Summary of Loan Loss and Recovery Experience
(Dollars in thousands)

	At and for the six months ended June 30		At and for the year ended December 31, 2001
	2002	2001
Allowance at beginning of period	$5,658	$5,446	$5,446
Net charge-offs:
Loans charged-off	1,770	2,044	4,033
Less: loans recovered	79	120	207

	1,691	1,924	3,826
Additions to reserves through provision for loan losses	1,900	2,238	4,038

Allowance at end of period	$5,867	$5,760	$5,658

Average loans excluding held for sale	$558,314	$517,861	$534,034
Loans excluding held for sale, net unearned	570,283	543,392	553,821
Net charge-offs as a % of average loans excluding held for sale (annualized, where applicable)	0.61%	0.74%	0.72%
Allowance as a % of loans excluding held for sale, net unearned	1.03	1.06	1.02

The allowance for loan losses as a percentage of loans excluding held for sale increased to 1.03% at June 30, 2002 from 1.02% at December 31, 2001. The percentage decreased at June 30, 2002 over June 30, 2001 from 1.06% to 1.03%. During mid-1999 management noted deterioration in the performance of the sales finance portfolio resulting in increased charge-offs during 2000 and 2001. The sales finance portfolio includes loans with more inherent risk than the loans in the Bank’s direct lending portfolio. Annualized (where applicable) net charge-offs as a percentage of average loans excluding held for sale have declined from 74 basis points at June 30, 2001 to 72 basis points at December 31, 2001 to 61 basis points at June 30, 2002. Additionally, it was noted that the sales finance portfolio has decreased to $14.2 million at June 30, 2002 from $15.9 at December 31, 2001 and $18.3 million at June 30, 2001.

See “Credit Quality” for additional discussion of factors contributing to the allowance for loan losses.

Other Assets

At June 30, 2002, other assets totaled $12.5 million compared to $10.4 million and $10.3 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 20% over December 31, 2001 and 22% over June 30, 2001.

At June 30, 2002 major components of other assets included mortgage servicing rights which totaled $1.9 million, other real estate owned totaling $1.9 million, repossessed automobiles of $472 thousand, and $4.2 million of intangible assets related to four branches purchases.

At December 31, 2001 other assets was comprised of mortgage servicing rights totaling $1.6 million, other real estate owned totaling $217 thousand, repossessed automobiles of $581 thousand, and $4.4 million of intangible assets.

At June 30, 2001 large components contributing to the balance of $10.3 million included mortgage servicing rights totaling $1.2 million, other real estate owned totaling $382 thousand, repossessed automobiles of $699 thousand, and $4.6 million of intangible assets.

The recent favorable interest rate environment as well as the addition of originators has contributed to the increase we have seen in the loan portfolio at June 30, 2002 over December 31, 2001 as well as June 30, 2001. As noted in the “Loans” section above, originations of loans held for sale thus far in 2002 have totaled $40.5 million. Since loans are typically sold servicing retained, synonymous with the increase in these loans is the increase in the Bank’s mortgage servicing portfolio as evidenced in the preceding paragraphs.

Total other real estate owned experienced only slight fluctuations between June 30, 2001 and December 31, 2001. At June 30, 2002 real estate owned totaled $1.9 million, an increase of $1.7 million over December 31, 2001. Since December 31, 2001, the portfolio saw $1.8 million of additions offset by writedowns and sales. Ninety-five percent of the additions were contained within four relationships with one relationship constituting forty-five percent.

As noted above in the “Allowance for Loan Losses” section, during mid-1999 management noted deterioration in the performance of the sales finance portfolio. In the periods following these findings, charge-offs increased and collateral was repossessed, in some cases, in conjunction with a portion of these sales finance loans. During the six month period ended June 30, 2002, the Bank has begun to experience a decrease in charge-offs (in part related to this portfolio). In addition, the balance of repossessed automobiles has begun to decline. Resulting from the review of the loans within the portfolio, the sales finance portfolio has decreased to $14.2 million at June 30, 2002 from $15.9 at December 31, 2001 and $18.3 million at June 30, 2001.

The decline in the intangible asset balances is attributed to related amortization. Amortization for the six month period ended June 30, 2002 was $218 thousand compared to $219 thousand for the same period ended June 30, 2001.

Deposits

At June 30, 2002, total deposits totaled $664.4 million compared to $645.3 million and $617.8 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 3% over December 31, 2001 and 8% over June 30, 2001. Deposits remain the Bank’s primary source of funds for loans and investments. Deposits provided funding for 95% and 99% of average earning assets for the six month periods ended June 30, 2002 and 2001, respectively. Due to the stiff competition that the industry has experienced in the recent past, this percentage has declined slightly. Deposit pricing remains very competitive. The composition of the deposit portfolio at June 30, 2002 follows: time deposits 44%, interest-bearing demand deposits 34%, noninterest-bearing deposits 16%, and savings 6%.

Borrowed Funds

At June 30, 2002, total securities sold under agreement to repurchase totaled $17.3 million compared to $15.3 million and $13.6 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 13% over December 31, 2001 and 27% over June 30, 2001.

At June 30, 2002, total commercial paper totaled $14.4 million compared to $11.1 million and $11.9 million at December 31, 2001 and June 30, 2001, respectively. This represents an increase of 30% over December 31, 2001 and 21% over June 30, 2001.

As noted above in the “Deposits” section, deposits provided funding for 95% and 99% of average earning assets for the six month periods ended June 30, 2002 and 2001, respectively. Due to the stiff competition that the industry has experienced in the recent past, this percentage has declined slightly, opening the door for the Company to obtain financing from other avenues. The increase in borrowed funds can be attributed to the higher balances of cash and due from banks, federal funds sold, investment securities and total loans only partially offset by the increase in deposits.

Other Liabilities

At June 30, 2002, other liabilities totaled $3.9 million compared to $4.5 million and $7.7 million at December 31, 2001 and June 30, 2001, respectively. This represents a decrease of 15% over December 31, 2001 and 50% over June 30, 2001.

The decrease in other liabilities at June 30, 2002 compared to December 31, 2001 of $669 thousand is the result of fluctuations in several accounts. Accrued income taxes decreased approximately $650 thousand at June 30, 2002 compared to December 31, 2001 based on the amount of income earned as of both periods in time. As of December 2001 twelve months of income was taxable, while as of June 2002, only six months of income was taxable resulting in the decrease. FASB 115 taxes increased approximately $575 thousand due to an increase in the unrealized gain on available for sale securities at June 30, 2002 over December 31, 2001. At June 30, 2002 the Company was in a deferred tax liability position of approximately $725 thousand while at December 31, 2001 we were in a deferred tax asset position thereby leaving the liability account with a zero balance resulting in an increase in this account of $725 thousand. Accrued expenses decreased approximately $600 thousand at June 30, 2002 over December 31, 2001 due to contracts that renew at year-end and therefore are not accrued at June 30, 2002. Escrow liability accounts increased approximately $195 thousand at June 30, 2002 over December 31, 2001 based on the fact that a large portion of these escrows relate to property taxes which are paid soon before the end of a calendar year. Therefore, the balance of these accounts in December would be lower whereas June balances would have approximately six months accumulated resulting in a higher liability. The mortgage servicing remittance account decreased approximately $390 thousand at June 30, 2002 over December 31, 2001. This account serves as a clearing account for loan sales and fluctuates on a day-to-day basis dependent on when monies are remitted for sales. The final large fluctuation contributing to the decrease in other liabilities at June 30, 2002 over December 31, 2001 was a decrease in accrued interest payable of approximately $325 thousand. The fluctuation of this account results from the average balances of interest-bearing deposits for the respective month as well as the cost of the interest-bearing balances for the month.

Although average interest-earning liabilities increased 3% from the month ended December 31, 2001 to the month ended June 30, 2002, the cost of the interest-earning liabilities decreased from 2.33% for the month ended December 31, 2001 to 1.67% for the month ended June 30, 2002. The effect of this decrease of 66 basis points offsets the 3% increase in average interest-earning balances resulting in a decrease in accrued interest payable at June 30, 2002 over December 31, 2001.

The decrease in other liabilities at June 30, 2002 compared to June 30, 2001 of $3.9 million is the result of fluctuations in several accounts. FASB 115 taxes increased approximately $485 thousand due to an increase in the unrealized gain on available for sale securities at June 30, 2002 over June 30, 2001. At June 30, 2002 the Company was in a deferred tax liability position of approximately $725 thousand while at June 30, 2001 we were in a deferred tax asset position thereby leaving the liability account with a zero balance resulting in an increase in this account of $725 thousand. The mortgage servicing remittance account decreased approximately $4.1 million at June 30, 2002 over June 30, 2001. This account serves as a clearing account for loan sales and fluctuates on a day-to-day basis dependent on when monies are remitted for sales. The final large fluctuation contributing to the decrease in other liabilities at June 30, 2002 over June 30, 2001 was a decrease in accrued interest payable of approximately $600 thousand. The fluctuation of this account is a result of the average balances of interest-bearing deposits for the respective month as well as the cost of the interest-bearing balances for the month. Although average interest-earning liabilities increased 9% from the month ended June 30, 2001 to the month ended June 30, 2002, the cost of the interest-earning liabilities decreased from 3.07% for the month ended June 30, 2001 to 1.67% for the month ended June 30, 2002. The effect of this decrease of 140 basis points offset the 9% increase in average interest-earning balances resulting in a decrease in accrued interest payable at June 30, 2002 over June 30, 2001.

Capital Resources and Dividends

Total shareholders’ equity totaled $63.6 million, $59.1 million, and $55.8 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. Shareholders’ equity as a percentage of total assets was 8% for each of the above periods in time. Increases in shareholders’ equity result from retention of earnings, unrealized gains in the available for sale security portfolio, and stock option exercises offset by dividends paid.

Book value per share was $10.11 at June 30, 2002 compared to $9.40 and $8.91 at December 31, 2001 and June 30, 2001, respectively.

As of June 30, 2002, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the “well-capitalized” regulatory guidelines. Table 2 sets forth various capital ratios for the Company and the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. Based on the Bank’s current total risk-based capital ratio at June 30, 2002, the Bank had $6.2 million of excess retained earnings available for dividend payout and still be considered “well-capitalized.”

Table 2
Capital Ratios

	As of 6/30/02	Adequately Capitalized Requirement	Well-Capitalized Requirement
Company:
Total Risk-based Capital	11.17%	8.00%	10.00%
Tier 1 Risk-based Capital	10.15	4.00	6.00
Tier 1 Leverage Ratio	7.66	4.00	5.00
Bank:
Total Risk-based Capital	11.07%	8.00%	10.00%
Tier 1 Risk-based Capital	10.05	4.00	6.00
Tier 1 Leverage Ratio	7.62	4.00	5.00

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below.

Lending commitments include loan commitments, standby letters of credit, and unused credit card lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At June 30, 2002, these commitments totaled $100.9 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $1.7 million at June 30, 2002. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends, and manage operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, loan sales, securities available for sale, maturities of securities, and earnings.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Investment securities are an important tool to our liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. Liquidity is also enhanced by the ability to acquire new deposits through the Bank’s established branch network of 30 branches in South Carolina.

The Bank has access to borrowings from the FHLB and maintains short-term lines of credit. At June 30, 2002, the Bank had approximately $76 million of unused borrowing capacity from the FHLB. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit. At June 30, 2002, the Bank had unused short-term lines of credit totaling approximately $37 million (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

The Company has certain cash needs including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no long-term debt outstanding and has declared and paid cash dividends totaling $.22 per share in the six month period ended June 30, 2002. Although there can be no guarantee that additional dividends will be paid in 2002, the Company plans to continue its quarterly dividend payments.

In the normal course of business, to meet the financial needs of its customers, the Company, principally through the Bank, enters into agreement to extend credit. For amounts and types of such agreements at June 30, 2002, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce the Company’s liquidity and could require additional sources of liquidity.

Credit Quality

A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. Adherence to underwriting standards is managed through a multi-layered credit approval process and review of loans approved by lenders. Through loan review, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed.

Table 3 presents information pertaining to nonperforming assets.

Table 3
Nonperforming Loans and Assets
(Dollars in thousands)

	June 30				December 31, 2001
	2002		2001
Nonaccrual loans	$2,697		$2,834		$3,399
Loans past due 90 days still accruing interest	366		372		630

Total nonperforming loans	3,063		3,206		4,029
Other real estate owned	1,875		382		217
Repossessed automobiles	472		699		581

Total nonperforming assets	5,410		4,287		$4,827
Total nonperforming loans as a percentage of loans(1)	.54%		.59%		73%
Total nonperforming assets as a percentage of loans, other real estate owned, and repossessed automobiles(1)	.94		.79		.87
Allowance for loan losses as a percentage of nonperforming loans	1.92	x	1.80	x	1.40	x

(1)	Calculated using loans excluding held for sale

Until the economy improves, credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance adequacy. Accordingly, management believes the allowance as of June 30, 2002 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

EARNINGS REVIEW

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Overview

Net income for the three months ended June 30, 2002 totaled $2.5 million, up 19% compared with $2.1 million for the second quarter 2001. Earnings per diluted share for the second quarter 2002 were $0.38, a 19% increase from $0.32 per diluted share in the second quarter 2001. Earnings per basic share for the second quarter 2002 were $0.40, a 21% increase from $0.33 per basic share in the second quarter 2001.

Average common shares outstanding on a diluted basis were 6.5 million in the second quarter 2002, up 0.43% from 6.4 million for second quarter 2001. Average common shares outstanding on a basic basis were 6.3 million in the second quarter 2002, relatively unchanged from 6.3 million in the second quarter 2001.

Noninterest income for the three months ended June 30, 2002 totaled $3.6 million, up 2% compared with $3.5 million for the second quarter 2001. Noninterest expense for the three months ended June 30, 2002 totaled $7.3 million, up 14% compared with $6.4 million for the second quarter 2001.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis. Table 4 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended June 30, 2002 and 2001.

Fully tax-equivalent net interest income for the second quarter of 2002 increased $1.1 million, or 14%, to $8.7 million from $7.6 million in the second quarter of 2001. The fully tax-equivalent net interest margin increased to 4.93% in the second quarter of 2002 from 4.83% in the second quarter of 2001.

Average earning assets grew $72.8 million, or 11%, to $707.1 million in the second quarter of 2002 from $634.2 million in the second quarter of 2001, primarily from the growth of federal funds sold, loans, and investment securities. Average loans were $567.4 million during the second quarter of 2002 compared with $538.3 million during the second quarter of 2001. Average investment securities, including the average net unrealized securities gains, increased from $88.1 million in the second quarter of 2001 to $101.9 million in the second quarter of 2002.

Average total deposits increased from $593.7 million during the second quarter of 2001 to $663.9 million during the second quarter of 2002. Average borrowings increased to $33.6 million in the second quarter of 2002 from $29.2 million during the second quarter of 2001.

Table 4
Comparative Average Balance—Yields and Costs
(Dollars in thousands)

	For the three months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets
Federal funds sold	$35,610	$153	1.72%	$5,870	$75	5.12%
Federal Home Loan Bank stock and deposits	2,057	24	4.68	1,940	32	6.62
Nontaxable investment securities(2)(3)	43,117	743	6.91	57,275	977	6.84
Taxable investment securities(2)	58,825	544	3.71	30,855	461	5.99
Nontaxable loans(3)	1,422	30	8.46	1,809	38	8.36
Taxable loans, net of unearned(1)	566,024	10,277	7.28	536,488	11,151	8.34

Total earning assets	707,055	11,771	6.68	634,237	12,734	8.05

Nonearning assets
Cash and due from banks	26,675			24,101
Allowance for loan losses	(5,740)			(5,401)
Premises and equipment, net	19,791			17,295
Accrued interest	4,396			4,617
Other assets	12,549			10,312

Total nonearning assets	57,671			50,924

Total assets	$764,726			$685,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Earning liabilities
Demand deposits	$229,457	$432	0.76%	$202,413	$995	1.97%
Savings	38,042	62	0.65	32,367	119	1.47
Time	293,265	2,491	3.41	266,745	3,719	5.59

Total earning deposits	560,764	2,985	2.14	501,525	4,833	3.87
Borrowings	33,555	87	1.04	29,209	264	3.63

Total earning liabilities	594,319	3,072	2.07	530,734	5,097	3.85

Nonearning liabilities
Nonearning deposits	103,182			92,207
Other nonearnings liabilities	4,590			6,669

Total nonearning liabilities	107,772			98,876

Total liabilities	702,091			629,610
Shareholders’ equity	62,635			55,551

Total liabilities and shareholders’ equity	$764,726			$685,161

NET INTEREST MARGIN (FTE)		$8,699	4.93%		$7,637	4.83%

Tax-equivalent adjustment(3)		$255			$315

(1)
Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)
The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities and loans are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $245 and $303 for the 2002 and 2001 periods, respectively. The adjustments made to convert nontaxable loans to a fully taxable equivalent basis were $10 and $12 for the 2002 and 2001 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past year. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy five basis points. Variable rate loans reprice immediately following changes in interest rates by the Federal Reserve. During the second quarter of 2002 as compared to the second quarter of 2001, the net interest margin improved, primarily from repricing certificates of deposits at lower rates which was only partially offset by the decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment. The weighted average yield of the loan portfolio decreased from 8.34% for second quarter 2001 to 7.28% for second quarter 2002. The weighted average yield of the security portfolio decreased from 6.54% for second quarter 2001 to 5.06% for second quarter 2002. As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield.

Provision for Loan Losses

The provision for loan losses was $1.0 million and $1.4 million for the second quarter of 2002 and 2001, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management’s assessment of the adequacy of the allowance for loan losses. Management’s objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management’s judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 2000 and 2001. See “Allowance for Loan Losses” for discussion of this portfolio and the effect on the allowance for loan losses and, therefore, the provision for loan losses. This portfolio contributed to the increase in the provision during recent years as a result of higher charge-offs. However, annualized net charge-offs as a percentage of average loans excluding held for sale have declined from 92 basis points for the quarter ended June 30, 2001 to 63 basis points for the quarter ended June 30, 2002. Just as charge-off trends contributed to the increase in provision for loan loss in prior years, they are now contributing to the decrease.

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

NonInterest Income and Expense

Noninterest income for the second quarter of 2002 increased $78 thousand, or 2%, to $3.6 million from $3.5 million in the second quarter of 2001. Noninterest expense for the second quarter of 2002 increased $904 thousand, or 14%, to $7.3 million from $6.4 million in the second quarter of 2001.

Contributing to the increase in noninterest expense was an increase in salaries and personnel expense of $516 thousand for the three months ended June 30, 2002 over June 30, 2001. This increase is due in part to the opening of the Travelers Rest and Seneca branches during the first quarter of 2002 thereby increasing salaries and personnel expense related to the increase in personnel. Also contributing to the noninterest expense increase was an increase in occupancy and furniture and equipment expense of $168 thousand for the three months ended June 30, 2002 over June 30, 2001, which is due in part to additional expenses related to the new branches.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $1.2 million for the second quarter of 2002 from $916 thousand for the second quarter of 2001. The effective income tax rate as a percentage of pretax income was 33% for the second quarter of 2002 and 30% for the second quarter of 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Overview

Net income for the six months ended June 30, 2002 totaled $4.9 million, up 31% compared with $3.8 million for the six months ended June 30, 2001. Earnings per diluted share for the six months ended June 30, 2002 were $0.76, a 31% increase from $0.58 per diluted share for the same period in 2001. Earnings per basic share for the six months ended June 30, 2002 were $0.79, a 32% increase from $0.60 per basic share in the same period of 2001.

Average common shares outstanding on a diluted basis were 6.5 million for the six months ended June 30, 2002, up 0.44% from 6.4 million for the same period of 2001. Average common shares outstanding on a basic basis were 6.3 million for the six months ended June 30, 2002, relatively unchanged from 6.3 million from the same period of 2001.

Noninterest income for the six months ended June 30, 2002 totaled $6.9 million, up 14% compared with $6.1 million for the same period of 2001. Noninterest expense for the six months ended June 30, 2002 totaled $14.5 million, up 15% compared with $12.6 million for the same period of 2001.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis. Table 5 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the six months ended June 30, 2002 and 2001.

Fully tax-equivalent net interest income for the six months ended June 30, 2002 increased $2.7 million, or 18%, to $17.4 million from $14.7 million for the six months ended June 30, 2001. The fully tax-equivalent net interest margin increased to 5.03% for the six months ended June 30, 2002 from 4.74% for the six month period ended June 30, 2001.

Average earning assets grew $69.9 million, or 11%, to $696.2 million for the six months ended June 30, 2002 from $626.3 million for the same period of 2001, primarily from the growth of federal funds sold, loans, and investment securities. Average loans were $566.5 million during the six month period ended June 30, 2002 compared with $524.0 million during the same period of 2001. Average investment securities, including the average net unrealized securities gains, increased from $92.9 million for the six months ended June 30, 2001 to $102.7 million in the same period of 2002.

Average total deposits increased from $585.4 million for the six month period ended June 30, 2001 to $656.6 million during the same period of 2002. Average borrowings decreased to $31.8 million for the six months ended June 30, 2002 from $32.8 million during the six month period ended June 30, 2001.

Table 5
Comparative Average Balance—Yields and Costs
(Dollars in thousands)

	For the six months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets
Federal funds sold	$25,011	$211	1.70%	$7,532	$217	5.81%
Federal Home Loan Bank stock and deposits	2,044	50	4.93	1,919	67	7.04
Nontaxable investment securities(2)(3)	48,902	1,691	6.97	57,907	1,950	6.79
Taxable investment securities(2)	53,756	986	3.70	34,959	1,078	6.22
Nontaxable loans(3)	1,485	63	8.56	1,850	76	8.25
Taxable loans, net of unearned(1)	565,050	20,783	7.42	522,149	21,956	8.48

Total earning assets	696,248	23,784	6.89	626,316	25,344	8.16

Nonearning assets
Cash and due from banks	28,248			25,203
Allowance for loan losses	(5,723)			(5,433)
Premises and equipment, net	19,606			17,050
Accrued interest	4,561			4,828
Other assets	11,907			10,403

Total nonearning assets	58,599			52,051

Total assets	$754,847			$678,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Earning liabilities
Demand deposits	$228,002	$872	0.77%	$198,361	$2,096	2.13%
Savings	36,697	128	0.70	31,594	257	1.64
Time	291,266	5,252	3.64	264,684	7,579	5.77

Total earning deposits	555,965	6,252	2.27	494,639	9,932	4.05
Borrowings	31,750	163	1.04	32,770	697	4.29

Total earning liabilities	587,715	6,415	2.20	527,409	10,629	4.06

Nonearning liabilities
Nonearning deposits	100,638			90,757
Other nonearnings liabilities	4,683			5,416

Total nonearning liabilities	105,321			96,173

Total liabilities	693,036			623,582
Shareholders’ equity	61,811			54,785

Total liabilities and shareholders’ equity	$754,847			$678,367

NET INTEREST MARGIN (FTE)		$17,369	5.03%		$14,715	4.74%

Tax-equivalent adjustment(3)		$579			$608

(1)
Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)
The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities and loans are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $558 and $585 for the 2002 and 2001 periods, respectively. The adjustments made to convert nontaxable loans to a fully taxable equivalent basis were $21 and $23 for the 2002 and 2001 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past year. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy five basis points. Variable rate loans reprice immediately following changes in interest rates by the Federal Reserve. During the six month period ended June 30, 2002 as compared to the same period of 2001, the net interest margin improved, primarily from repricing certificates of deposits at lower rates which was only partially offset by the decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment. The weighted average yield of the loan portfolio decreased from 8.48% for the six month period ended June 30, 2001 to 7.42% for the same period of 2002. The weighted average yield of the security portfolio decreased from 6.58% for the six month period ended June 30, 2001 to 5.26% for the same period of 2002. As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield.

Provision for Loan Losses

The provision for loan losses was $1.9 million and $2.2 million for the six month period ending June 30, 2002 and 2001, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management’s assessment of the adequacy of the allowance for loan losses. Management’s objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management’s judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 2000 and 2001. See “Allowance for Loan Losses” for discussion of this portfolio and the effect on the allowance for loan losses and, therefore, the provision for loan losses. This portfolio contributed to the increase in the provision during recent years as a result of higher charge-offs. However, annualized net charge-offs as a percentage of average loans excluding held for sale have declined from 74 basis points for the six months ended June 30, 2001 to 61 basis points for the six months ended June 30, 2002. Just as charge-off trends contributed to the increase in provision for loan loss in prior years, they are now contributing to the decrease.

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

NonInterest Income and Expense

Noninterest income for the six month period ended June 30, 2002 increased $847 thousand, or 14%, to $6.9 million from $6.1 million for the same period of 2001. Noninterest expense for the six month period of 2002 increased $1.9 million, or 15%, to $14.5 million from $12.6 million for the same six month period of 2001.

Several factors contributed to the increase in noninterest income for the six month period ended June 30, 2002 over 2001. Service charges on deposit accounts increased $296 thousand or 8% over the two periods. This increase was primarily due to the increase in deposit accounts over the two periods. Also contributing to the increase of noninterest income was an increase in gain on sale of loans of $219 thousand and an increase in investment security gains of $235 thousand.

Several factors also contributed to the increase in noninterest expense for the six month period ended

June 30, 2002 over 2001. The Company experienced an increase in salaries and personnel expense of $1.1 million for the six months ended June 30, 2002 over June 30, 2001. This increase is due in part to the opening of the Travelers Rest and Seneca branches during the first quarter of 2002 thereby increasing salaries and personnel expense related to the increase in personnel. Also contributing to the noninterest expense increase was an increase in occupancy and furniture and equipment expense of $230 thousand for the six months ended June 30, 2002 over June 30, 2001 which is also related to additional expenses of the new branches. The increase in other noninterest expenses of $400 thousand for the six month period ended June 30, 2002 over the same period of 2001 is due to an accumulation of small dollar changes in several accounts.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $2.4 million for the six months ended June 30, 2002 from $1.6 million for the same period of 2001. The effective income tax rate as a percentage of pretax income was 33% for the six month period ended June 30, 2002 and 30% for six month period ended 2001.

ACCOUNTING AND REPORTING MATTERS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The FASB has reminded its constituents that SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” still applies to bank acquisitions, and these acquisitions are thus excluded from the scope of SFAS No. 142. As a result, any intangible asset created as a result of a branch acquisition would continue to be amortized in accordance with the provisions of SFAS No. 72. At December 31, 2001, the Company had unamortized intangible assets relating to core deposit premiums purchased of $382 thousand as well as unamortized goodwill defined in SFAS 72 as an unidentifiable intangible asset (“Statement 72” goodwill) of $3.9 million. Based on this information, the Company plans to continue amortizing these assets as directed in SFAS No. 72. The Company has reviewed impairment in accordance with SFAS No. 142 as if it were applicable. Based on the results of the test, the Company believes that it does not have any impairment during 2002.

In May, the FASB issued an exposure draft of the proposed statement, “Acquisitions of Certain Financial Statements,” that would remove acquisitions of financial institutions from the scope of SFAS No. 72. The exposure draft, however, does not change the accounting for the acquisition of a branch. Specifically, the exposure draft states that a branch acquisition that does not meet the definition of a business combination should be accounted for as an acquisition of net assets – a transaction that would not result in the recognition of goodwill. The exposure draft states, “The Board believes that for transactions that are not business combinations, the unidentifiable intangible asset represents finite-lived identifiable intangible assets that were not separately recognized or errors in measuring the fair value of recognized assets acquired and liabilities assumed. Therefore, this Statement requires that the unidentifiable intangible asset continue to be amortized.” The Company is currently reviewing past branch acquisitions to determine if they qualify as business combinations and would then be accounted for under the provisions of SFAS No. 142. This determination will likely be finalized once the FASB has reviewed comments resulting from the exposure draft. As noted above, until this time, the Company plans to continue amortizing these intangible assets as directed under SFAS No. 72.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a further date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing and investing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. This risk could potentially have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

The Company’s profitability is affected by fluctuations in interest rates. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools.

At June 30, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Bank’s goal is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities through its Asset-Liability Management (“ALM”). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company’s profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (“GAP”) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company’s rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management’s ability to manage the relationship between rate sensitive assets and liabilities.

The following table is a summary of the Company’s one year gap at June 30, 2002 (amounts in thousands):

June 30, 2002
Interest-earning assets maturing or repricing within one year	$230,416
Interest-bearing liabilities maturing or repricing within one year	$350,824

Cumulative gap	$(120,408)

Gap as a percentage of total assets	-15.77%

The above analysis does not take in to account any prepayments on mortgages, consumer or other loans, or securities. All maturities are stated in contractual terms. The Company’s current GAP analysis reflects that in periods of increasing or decreasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company’s GAP analysis also shows that at the interest repricing of one year, the Company’s net interest margin would be adversely impacted by an increase in market interest rates. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes that if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity.

Because the Company’s management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies that focus on a net interest income model based on management’s projections. The Company has a targeted net interest income range of plus or minus twenty percent based on a 300 basis point change over twelve months. The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly. Management will continue to monitor its liability sensitive position in times of increasing interest rates, which might adversely affect its net interest margin.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On January 19, 2001, M. Snyder’s, Inc., an automobile dealership that has sold and assigned sales finance contracts to the Bank, filed suit against the Bank and Richard O. Lollis, a former employee of the Bank who was the manager of the sales finance department. The suit was filed in the Court of Common Pleas for Greenville County, South Carolina. M. Snyder’s claims arise from the sales finance contracts and its business relationship with the Bank, including causes of action for alleged breach of contract, breach of fiduciary duty, fraud, negligent representation, breach of contract accompanied by fraudulent acts, unfair trade practices, negligence and negligent supervision; M. Snyder’s seeks actual and consequential damages. The Bank has filed counterclaims against M. Snyder’s based on, among other things, alleged breach of contract with fraudulent intent, fraud, misrepresentations, unfair trade practices, bad faith, procurement of breach of contracts by customers and conversion of assets properly belonging to the Bank. The Bank does not believe that M. Snyder’s claims are well founded and is vigorously pursuing its counterclaims and its defenses against the claims. In connection with the above lawsuit, the Bank has also filed a third party complaint against an employee of M. Snyder’s, Inc. arising from his actions in dealing with sales finance contracts, including causes of action for fraud, misrepresentation and conversion. While the Bank does not anticipate a negative result from this lawsuit, based on the apparent claims being asserted by the plaintiff, there can be no assurance that a negative result might not have a material adverse effect on the Company’s financial condition.

In addition to the matter described above, from time to time the Bank is involved in legal proceedings incidental to its normal course of business as a bank. Management believes that none of these proceedings is likely to have a materially adverse effect on the business of the Company or the Bank.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

The annual shareholders’ meeting of Palmetto Bancshares, Inc. was held on April 16, 2002. At the meeting the following directors were elected for the terms specified:

Term to Expire in 2005	Number of Votes FOR	Number of Votes AGAINST	Number of Votes ABSTAINED
John T. Gramling, II	4,962,047	-0-	1,000
James M. Shoemaker, Jr.	4,960,447	1,600	1,000
Edward K. Snead	4,962,047	-0-	1,000
Paul W. Stringer	4,962,047	-0-	1,000

W. Fred Davis, Junior, David P. George, Junior, Michael D. Glenn, William S. Moore, L. Leon Patterson, Sam B. Phillips, Jr., Ann B. Smith, and J. David Wasson continue in their present terms as directors.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

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

Date:  August 14, 2002