Form 10-Q
period 2002-09-30
PALMETTO BANCSHARES INC
filed 2002-11-14
CIK 706874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2002
Common stock, $5.00 par value	6,303,778

PALMETTO BANCSHARES, INC.
Index

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2002	September 30, 2001	December 31, 2001
	(unaudited)	(unaudited)
ASSETS
Cash and due from banks	$40,120	$31,985	$27,742
Federal funds sold	29,840	1,760	17,949
Federal Home Loan Bank (FHLB) stock, at cost	1,733	1,733	1,733
Investment securities available for sale	97,074	97,266	95,095
Loans held for sale	8,747	5,346	10,054
Loans	599,594	546,626	553,821
Less allowance for loan losses	(6,252)	(5,611)	(5,658)

Loans, net	602,089	546,361	558,217
Premises and equipment, net	19,726	18,551	19,175
Accrued interest receivable	4,535	5,043	4,947
Other assets	14,104	11,257	10,421

Total assets	$809,221	$713,956	$735,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$113,887	$100,606	$102,679
Interest-bearing	590,333	522,850	542,621

Total deposits	704,220	623,456	645,300
Securities sold under agreements to repurchase	17,314	14,605	15,313
Commercial paper (Master notes)	16,226	12,907	11,076
Other liabilities	5,314	4,812	4,522

Total liabilities	743,074	655,780	676,211

Shareholders' Equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,303,778, 6,264,734, and 6,283,623 shares, respectively	31,519	31,324	31,418
Capital surplus	84	47	26
Retained earnings	32,577	25,628	27,386
Accumulated other comprehensive income	1,967	1,177	238

Total shareholders' equity	66,147	58,176	59,068

Total liabilities and shareholders' equity	$809,221	$713,956	$735,279

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(Dollars in thousands, except share data) (Unaudited)

	For the three months ended September 30,
	2002	2001
Interest income
Interest and fees on loans	$10,584	$11,126
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	470	146
State and municipal	412	674
Mortgage-backed securities	89	284
Interest on federal funds sold	96	82
Dividends on FHLB stock	22	29

Total interest income	11,673	12,341

Interest expense
Interest on deposits	2,898	4,600
Interest on securities sold under agreements to repurchase	48	82
Interest on federal funds purchased	—	5
Interest on commercial paper (Master notes)	44	80

Total interest expense	2,990	4,767

Net interest income	8,683	7,574

Provision for loan losses	1,200	900

Net interest income after provision for loan losses	7,483	6,674

Noninterest income
Service charges on deposit accounts	2,052	1,911
Fees for trust services	415	427
Gains on sales of loans	146	204
Investment securities gains	114	—
Other income	715	690

Total noninterest income	3,442	3,232

Noninterest expense
Salaries and other personnel	3,854	3,562
Net occupancy	563	523
Furniture and equipment	698	614
FDIC assessment	19	28
Postage and supplies	397	293
Marketing and advertising	180	201
Telephone	204	196
Cardholder processing expense	132	135
Sales finance losses	(1)	2
Other expense	1,366	1,278

Total noninterest expense	7,412	6,832

Income before income taxes	3,513	3,074

Income tax provision	1,184	882

Net income	$2,329	$2,192

Net income per share-basic	$0.37	$0.35
Net income per share-dilutive	0.36	0.34
Cash dividends declared per share	0.11	0.10

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(Dollars in thousands, except share data) (Unaudited)

	For the nine months ended September 30,
	2002	2001
Interest income
Interest and fees on loans	$31,409	$33,135
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	1,218	569
State and municipal	1,545	2,039
Mortgage-backed securities	327	939
Interest on federal funds sold	307	299
Dividends on FHLB stock	72	96

Total interest income	34,878	37,077

Interest expense
Interest on deposits	9,150	14,532
Interest on securities sold under agreements to repurchase	139	502
Interest on federal funds purchased	1	48
Interest on commercial paper (Master notes)	115	314

Total interest expense	9,405	15,396

Net interest income	25,473	21,681

Provision for loan losses	3,100	3,138

Net interest income after provision for loan losses	22,373	18,543

Noninterest income
Service charges on deposit accounts	5,859	5,422
Fees for trust services	1,346	1,372
Gains on sales of loans	564	403
Investment securities gains	349	—
Other income	2,250	2,114

Total noninterest income	10,368	9,311

Noninterest expense
Salaries and other personnel	11,210	9,797
Net occupancy	1,672	1,552
Furniture and equipment	2,002	1,768
FDIC assessment	84	82
Postage and supplies	1,107	986
Marketing and advertising	710	714
Telephone	594	567
Cardholder processing expense	420	410
Sales finance losses	65	16
Other expense	4,030	3,542

Total noninterest expense	21,894	19,434

Income before income taxes	10,847	8,420

Income tax provision	3,578	2,468

Net income	$7,269	$5,952

Net income per share-basic	$1.15	$0.95
Net income per share-dilutive	1.12	0.92
Cash dividends declared per share	0.33	0.30

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(Dollars in thousands, except share data) (Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at December 31, 2000	$31,279	$23	$21,555	$(264)	$52,593
Net income			5,952		5,952
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $902				1,441
Less: reclassification adjustment for gains included in net income, net of tax effect of $0				0
Net unrealized gains on securities					1,441

Comprehensive income					7,393

Cash dividend declared and paid			(1,879)		(1,879)
Issuance of 9,000 shares in connection with stock options	45	24			69

Balance at September 30, 2001	$31,324	$47	$25,628	$1,177	$58,176

Balance at December 31, 2001	$31,418	$26	$27,386	$238	$59,068
Net income			7,269		7,269
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $1,217				1,944
Less: reclassification adjustment for gains included in net income, net of tax effect of $134				(215)
Net unrealized gains on securities					1,729

Comprehensive income					8,998

Cash dividend declared and paid			(2,078)		(2,078)
Issuance of 20,155 shares in connection with stock options	101	58			159

Balance at September 30, 2002	$31,519	$84	$32,577	$1,967	$66,147

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$7,269	$5,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,358	1,981
(Gain) on sale of investment securities	(349)	—
Provision for loan losses	3,100	3,138
Origination of loans held for sale	(65,546)	(64,875)
Sale of loans held for sale	67,417	60,543
(Gain) on sale of loans	(564)	(403)
Change in accrued interest receivable	412	186
Change in other assets	(1,295)	(1,247)
Change in other liabilities, net	(291)	1,061

Net cash provided by operating activities	11,511	6,336

Cash flows from investing activities
Purchase of investment securities available for sale	(50,123)	(18,432)
Proceeds from maturities of investment securities available for sale	23,202	16,239
Proceeds from sale of investment securities available for sale	24,039	—
Principal paydowns on mortgage-backed securities available for sale	3,696	5,822
Net increase in loans outstanding	(50,351)	(52,369)
Purchases of premises and equipment, net	(1,857)	(3,245)

Net cash used in investing activities	(51,394)	(51,985)

Cash flows from financing activities
Net increase in deposit accounts	58,920	50,790
Net increase (decrease) in securities sold under agreements to repurchase	2,001	(5,318)
Net increase (decrease) in commercial paper	5,150	(2,452)
Proceeds from issuance of common stock	159	69
Dividends paid	(2,078)	(1,879)

Net cash provided by financing activities	64,152	41,210

Net increase (decrease) in cash and cash equivalents	24,269	(4,439)
Cash and cash equivalents at beginning of the period	45,691	38,184

Cash and cash equivalents at end of the period	$69,960	$33,745

Supplemental Information

Cash paid during the period for:
Interest expense	$9,733	$15,692

Income taxes	3,555	2,328

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available for sale, pre-tax	$2,811	$2,343

Loans transferred to other real estate owned	2,072	1,012

Loans charged-off	2,689	3,125

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Notes To Consolidated Interim Financial Statements

1.  GENERAL

Principles of Consolidation
The foregoing unaudited consolidated financial statements include accounts of the Palmetto Bancshares, Inc. (defined collectively with its subsidiaries as the “Company”), its wholly owned subsidiary, The Palmetto Bank (the “Bank”), and Palmetto Capital, Inc., the Bank’s wholly owned subsidiary. In management’s opinion, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for a fair presentation of the results for interim periods presented have been included. Any such adjustments are of a normal and recurring nature.

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

2.  PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based on net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended September 30,
	2002	2001
BASIC
Average common shares outstanding (denominator)	6,301,974	6,263,125

DILUTED
Average common shares outstanding	6,301,974	6,263,125
Dilutive potential common shares	167,467	174,206

Average diluted shares outstanding (denominator)	6,469,441	6,437,331

	For the nine months ended September 30,
	2002	2001
BASIC
Average common shares outstanding (denominator)	6,294,386	6,261,335

DILUTED
Average common shares outstanding	6,294,386	6,261,335
Dilutive potential common shares	169,662	173,564

Average diluted shares outstanding (denominator)	6,464,048	6,434,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Palmetto Bancshares, Inc. (defined collectively with its subsidiaries as the “Company”). This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as the Annual Report of Palmetto Bancshares, Inc. on Form 10-K for the year ended December 31, 2001. Results of operations for the three month period ended September 30, 2002 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin and funding sources;
•	market risk and inflation;
•	risks inherent in making loans including repayment risks and value of collateral;
•	loan growth, the adequacy of the allowance for loan losses and the assessment of problem loans;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	dependence on senior management;
•	technological changes;
•	ability to increase market share;
•	expense projections;
•	risks associated with income taxes, including the potential for adverse adjustments;
•	changes in accounting policies and practices;
•	costs and effects of litigation; and
•	recently-enacted or proposed legislation.

Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities Exchange Commission, in press releases and in oral and written statements made by or with the approval of Palmetto Bancshares Inc., which are not statements of historical fact, constitute forward-looking statements.

BALANCE SHEET REVIEW

Overview

Total assets increased by $73.9 million, or 10%, at September 30, 2002 as compared to December 31, 2001 and increased by $95.3 million, or 13%, at September 30, 2002 as compared to September 30, 2001. Liquid assets, which include cash, federal funds sold, and investments available for sale, increased by $26.2 million, or 18%, at September 30, 2002 over December 31, 2001 and $36.0 million or 27% at September 30, 2002 over September 30, 2001. Total liabilities increased $66.9 million, or 10%, at September 30, 2002 over December 31, 2001 and reported an $87.3 million increase, or 13%, at September 30, 2002 over September 30, 2001. Total shareholders’ equity increased $7.1 million, or 12%, at September 30, 2002 over December 31, 2001 and reported an $8.0 million increase, or 14%, at September 30, 2002 over September 30, 2001.

Securities

At September 30, 2002, the Company’s investment portfolio totaled $97.1 million compared to $95.1 million and $97.3 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 2% over December 31, 2001 and a minute decrease over September 30, 2001. The composition of the investment portfolio at September 30, 2002 follows: agencies 43%, municipalities 35%, treasuries 16%, and mortgage-backed securities 6%.

During the first nine months of 2002, the Bank purchased $50.1 million of investment securities (available for sale), $47.2 million of the investment portfolio matured or was sold resulting in a gain of $349 thousand, and $3.7 million was paid down on mortgage backed securities held for sale. The September 30, 2002 securities balance included $3.2 million in pre-tax unrealized gains in the portfolio.

During the first nine months of 2001, the Bank purchased $18.4 million of investment securities (available for sale), $16.2 million of the investment portfolio matured, and $5.8 million was paid down on mortgage backed securities held for sale. No securities were sold from the portfolio during the nine month period ended September 30, 2001. The September 30, 2001 securities balance included $2.3 million in pre-tax unrealized gains in the portfolio.

Loans

At September 30, 2002, the Company had total loans outstanding of $602.1 million, which equaled 85% of total deposits and 74% of total assets. Loans are the largest category of earning assets and generally produce higher yields than other earning assets. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans.

Loans held for sale were $8.7 million at September 30, 2002 compared to $10.1 million and $5.3 million at December 31, 2001 and September 30, 2001, respectively. This represents a decrease of 13% over December 31, 2001 and an increase of 64% over September 30, 2001. As a result of the favorable interest rate environment for mortgage loans and refinances, the Bank originated approximately $74.9 million in mortgage loans during the first nine months of 2002, with substantially all being sold during the same period.

Loans excluding those held for sale, net of unearned income, were $599.6 million at September 30, 2002 compared to $553.8 million and $546.6 million at December 31, 2001 and September 30, 2001, respectively. This represents increases of 8% over December 31, 2001 down from an increase of 10% over September 30, 2001. Management believes that the recent downturn in the economy has contributed to the decreased percentage of loan growth over the periods presented. The Company’s strategy is to allow for lower loan growth in times of economic downturn as opposed to attracting growth at the expense of low interest rate positions.

See “Credit Quality” for additional discussion of loan portfolio performance.

Allowance for Loan Losses

The adequacy of the allowance is analyzed on a monthly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The Bank uses an allowance model that takes into account loan risk grades, delinquency trends, and charge-off ratios as well as loan growth. Assessing the adequacy of the allowance requires considerable judgment. Management’s judgments are based on numerous assumptions about current events, which we believe to be reasonable. The allowance is subject to examination and adequacy testing by regulatory agencies.

The allowance for loan losses totaled $6.3 million at September 30, 2002 compared to $5.7 million and $5.6 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 10% over December 31, 2001 and 11% over September 30, 2001. Table 1 summarizes the changes in the allowance.

Table 1
Summary of Loan Loss and Recovery Experience
(Dollars in thousands)

	At and for the nine months ended September 30,		At and for the year ended December 31, 2001
	2002	2001
Allowance at beginning of period	$5,658	$5,446	$5,446
Net charge-offs:
Loans charged-off	2,689	3,125	4,033
Less: loans recovered	183	152	207

	2,506	2,973	3,826
Additions to reserves through provision	3,100	3,138	4,038

Allowance at end of period	$6,252	$5,611	$5,658

Average loans excluding held for sale	$567,341	$526,417	$534,034
Loans excluding held for sale, net unearned	599,594	546,626	553,821
Net charge-offs as a % of average loans excluding held for sale (annualized, where applicable)	0.59%	0.75%	0.72%
Allowance as a % of loans excluding held for sale, net unearned	1.04	1.03	1.02

The allowance for loan losses as a percentage of loans excluding held for sale increased to 1.04% at September 30, 2002 from 1.02% and 1.03% at December 31, 2001 and September 30, 2001, respectively. During mid-1999 management noted deterioration in the performance of the sales finance portfolio resulting in increased charge-offs during 2000 and 2001. The sales finance portfolio includes loans with more inherent risk than the loans in the Bank’s direct lending portfolio. Annualized (where applicable) net charge-offs as a percentage of average loans excluding held for sale have declined from 75 basis points at September 30, 2001 to 72 basis points at December 31, 2001 to 59 basis points at September 30, 2002. Additionally, it was noted that the sales finance portfolio has decreased to $14.8 million at September 30, 2002 from $15.9 at December 31, 2001 and $17.4 million at September 30, 2001.

See “Credit Quality” for additional discussion of factors contributing to the allowance for loan losses.

Other Assets

At September 30, 2002, other assets totaled $14.1 million compared to $10.4 million and $11.3 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 35% over December 31, 2001 and 25% over September 30, 2001.

At September 30, 2002 major components of other assets included the Travelers Express reserve (described below) totaling $1.9 million, mortgage servicing rights which totaled $1.9 million, pension plan assets totaling $2.1 million, other real estate owned totaling $1.5 million, and $4.1 million of intangible assets.

In August 2002, the Bank established a reserve account with Travelers Express, its third party official check vendor. In the past, Travelers Express has paid checks and the Bank remitted the forwarded balance the following day which resulted in payment of one day’s interest to Travelers Express on the forwarded monies. Establishing this reserve account has eliminated the need for forwarded monies and therefore the interest payments to Travelers Express.

At December 31, 2001 other assets was comprised primarily of mortgage servicing rights totaling $1.6 million, pension plan assets totaling $1.7 million, other real estate owned totaling $217 thousand, and $4.4 million of intangible assets.

At September 30, 2001 large components contributing to the balance of $11.3 million included mortgage servicing rights totaling $1.5 million, pension plan assets totaling $1.7 million, other real estate owned totaling $1.0 million, and $4.5 million of intangible assets.

The recent favorable interest rate environment as well as the addition of mortgage loan originators has contributed to the increase in the loan portfolio at September 30, 2002 over December 31, 2001 as well as September 30, 2001. As noted in the “Loans” section above, originations of loans held for sale thus far in 2002 have totaled $74.9 million. Since loans are typically sold servicing retained, the increase in these loans has caused the increase in the Bank’s mortgage servicing portfolio described above.

Due to the low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate greatly on a monthly basis. From September 30, 2001 to December 31, 2001 other real estate owned declined from $1.0 million to $217 thousand. At December 31, 2001, five relationships were included in the other real estate owned portfolio. Between December 31, 2001 and September 30, 2002 the balance increased from $217 thousand to $1.5 million. This increase was the result of eight new relationships being added to the portfolio over the period offset by six relationships being removed from the portfolio through property sale. Since December 31, 2001, the portfolio saw $2.1 million of additions offset by writedowns and sales totaling $816 thousand. 84% of the additions were contained within four relationships with one relationship constituting 41%.

As noted above in the “Allowance for Loan Losses” section, during mid-1999 management noted deterioration in the performance of the sales finance portfolio. In the periods following these findings, charge-offs increased and collateral was repossessed, in some cases, in conjunction with a portion of these sales finance loans. During the nine month period ended September 30, 2002, the Bank has begun to experience a decrease in charge-offs (in part related to this portfolio). In addition, the balance of repossessed automobiles has begun to decline. Resulting from the review of the loans within the portfolio, the sales finance portfolio has decreased to $14.8 million at September 30, 2002 from $15.9 at December 31, 2001 and $17.4 million at September 30, 2001.

The decline in the intangible asset balances is attributed to related amortization. Amortization for the nine month period ended September 30, 2002 was $328 thousand compared to $329 thousand for the same period ended September 30, 2001. Amortization for the twelve month period ended December 31, 2001 was $377 thousand.

Deposits

At September 30, 2002, total deposits totaled $704.2 million compared to $645.3 million and $623.5 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 9% over December 31, 2001 and 13% over September 30, 2001. Deposits remain the Bank’s primary source of funds for loans and investments. Deposits provided funding for 100% and 98% of average earning assets for the nine month periods ended September 30, 2002 and 2001, respectively. Deposit pricing remains very competitive. The composition of the deposit portfolio at September 30, 2002 follows: time deposits 47%, interest-bearing demand deposits 32%, noninterest-bearing deposits 16%, and savings 5%.

Borrowed Funds

At September 30, 2002, total securities sold under agreement to repurchase totaled $17.3 million compared to $15.3 million and $14.6 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 13% over December 31, 2001 and 19% over September 30, 2001.

At September 30, 2002, total commercial paper totaled $16.2 million compared to $11.1 million and $12.9 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 46% over December 31, 2001 and 26% over September 30, 2001.

As noted above in the “Deposits” section, deposits provided funding for 100% and 98% of average earning assets for the nine month periods ended September 30, 2002 and 2001, respectively. The increase in borrowed funds can be attributed to the higher balances of cash and due from banks, federal funds sold, and total loans only partially offset by the increase in deposits.

Other Liabilities

At September 30, 2002, other liabilities totaled $5.3 million compared to $4.5 million and $4.8 million at December 31, 2001 and September 30, 2001, respectively. This represents an increase of 18% over December 31, 2001 and 10% over September 30, 2001.

The increase in other liabilities at September 30, 2002 compared to December 31, 2001 of $792 thousand is the result of fluctuations in several accounts. Accrued income taxes decreased approximately $703 thousand at September 30, 2002 compared to December 31, 2001 based on the amount of income earned as of both periods in time. At December 2001 twelve months of income was taxable, while at September 2002, only nine months of income was taxable contributing to the decrease. Taxes relating to the unrealized gain on available for sale securities increased approximately $1.1 million due to an increase in the unrealized gains on available for sale securities at September 30, 2002 over December 31, 2001. At September 30, 2002 the Company was in a deferred tax liability position of $722 thousand while at December 31, 2001 we were in a deferred tax asset position thereby leaving the liability account with a zero balance resulting in an increase in this account of $722 thousand. The final large fluctuation affecting the increase in other liabilities at September 30, 2002 over December 31, 2001 was a decrease in accrued interest payable of approximately $328 thousand. The fluctuation of this account results from the average balances of interest-bearing balances for the respective month as well as the cost of the interest-bearing balances for the month. Although average interest-earning liabilities increased 7% from the month ended December 31, 2001 to the month ended September 30, 2002, the cost of the interest-earning liabilities decreased from 2.33% for the month ended December 31, 2001 to 1.64% for the month ended September 30, 2002. The effect of this decrease of 69 basis points offsets the 7% increase in average interest-earning balances resulting in an overall decrease in accrued interest payable at September 30, 2002 over December 31, 2001.

The increase in other liabilities at September 30, 2002 compared to September 30, 2001 of $502 thousand results from the fluctuations of several accounts. Accrued income taxes decreased approximately $871 thousand at September 30, 2002 compared to September 30, 2001. This decrease is due to the timing of the prior year third quarter payment of $600 thousand that was not remitted until October 3, 2001. In the current year this payment was made prior to the closing of the month end balances. Taxes relating to the unrealized gain on available for sale securities increased approximately $495 thousand due to an increase in the unrealized gain on available for sale securities at September 30, 2002 over September 30, 2001. At September 30, 2002 the Company was in a deferred tax liability position of $722 thousand while at September 30, 2001 we were in a deferred tax asset position thereby leaving the liability account with a zero balance resulting in an increase in this account of $722 thousand. The final large fluctuation contributing to the increase in other liabilities at September 30, 2002 over September 30, 2001 was a decrease in accrued interest payable of approximately $502 thousand. The fluctuation of this account is a result of the average balances of interest-bearing balances for the respective month as well as the cost of the interest-bearing balances for the month. Although average interest-earning liabilities increased 11% from the month ended September 30, 2001 to the month ended September 30, 2002, the cost of the interest-earning liabilities decreased from 2.71% for the month ended September 30, 2001 to 1.64% for the month ended September 30, 2002. The effect of this decrease of 107 basis points offsets the 11% increase in average interest-earning balances resulting in an overall decrease in accrued interest payable at September 30, 2002 over September 30, 2001.

Capital Resources and Dividends

Shareholders’ equity totaled $66.1 million, $59.1 million, and $58.2 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Shareholders’ equity as a percentage of total assets was 8% for each of the above periods in time. Increases in shareholders’ equity result from retention of earnings, unrealized gains in the available for sale security portfolio, and stock option exercises offset by dividends paid.

Book value per share was $10.49 at September 30, 2002 compared to $9.40 and $9.29 at December 31, 2001 and September 30, 2001, respectively.

As of September 30, 2002, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the “well-capitalized” regulatory guidelines. Table 2 sets forth various capital ratios for the Company and the Bank. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. Based on the Bank’s current total risk-based capital ratio at September 30, 2002, the Bank had $5.7 million of excess retained earnings available for dividend payout and still be considered “well-capitalized.”

Table 2
Capital Ratios

	As of 9/30/02	Adequately Capitalized Requirement	Well-Capitalized Requirement
Company:
Total Risk-based Capital	10.93%	8.00%	10.00%
Tier 1 Risk-based Capital	9.90	4.00	6.00
Tier 1 Leverage Ratio	7.79	4.00	5.00
Bank:
Total Risk-based Capital	10.82%	8.00%	10.00%
Tier 1 Risk-based Capital	9.79	4.00	6.00
Tier 1 Leverage Ratio	7.70	4.00	5.00

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At September 30, 2002, these commitments totaled $102.8 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $1.5 million at September 30, 2002. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

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

The Bank has access to borrowings from the FHLB and maintains short-term lines of credit. At September 30, 2002, the Bank had approximately $76 million of unused borrowing capacity from the FHLB. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit. At September 30, 2002, the Bank had unused short-term lines of credit totaling approximately $37 million (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

The Company has certain cash needs including general operating expenses and the payment of dividends and interest on borrowings. The Company currently has no long-term debt outstanding and has declared and paid cash dividends totaling $.33 per share in the nine month period ended September 30, 2002. Although there can be no guarantee that additional dividends will be paid in 2002, the Company plans to continue its quarterly dividend payments.

In the normal course of business, to meet the financial needs of its customers, the Company, principally through the Bank, enters into agreement to extend credit. For amounts and types of such agreements at September 30, 2002, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce the Company’s liquidity and could require additional sources of liquidity.

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

Table 3
Nonperforming Loans and Assets
(Dollars in thousands)

	September 30,		December 31, 2001
	2002	2001
Nonaccrual loans	$3,593	$2,518	$3,399
Loans past due 90 days still accruing interest	277	765	630

Total nonperforming loans	3,870	3,283	4,029

Other real estate owned	1,473	1,017	217
Repossessed automobiles	337	794	581

Total nonperforming assets	$5,680	$5,094	$4,827

Total nonperforming loans as a percentage of loans (1)	.65%	.60%	.73%
Total nonperforming assets as a percentage of loans, other real estate owned, and repossessed automobiles (1)	.94	.93	.87
Allowance for loan losses as a percentage of nonperforming loans	1.62x	1.71x	1.40x

(1) Calculated using loans excluding held for sale

Until the economy improves, credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance adequacy. Accordingly, management believes the allowance as of September 30, 2002 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

EARNINGS REVIEW

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

Overview

Net income for the three months ended September 30, 2002 totaled $2.3 million, up 6% compared with $2.2 million for the third quarter 2001. Earnings per diluted share for the third quarter 2002 were $0.36, a 6% increase from $0.34 per diluted share in the third quarter 2001. Earnings per basic share for the third quarter 2002 were $0.37, a 6% increase from $0.35 per basic share in the third quarter 2001.

Average common shares outstanding on a diluted basis were 6.5 million in the third quarter 2002, up 0.50% from 6.4 million for third quarter 2001. Average common shares outstanding on a basic basis were 6.3 million in the third quarter 2002, relatively unchanged from 6.3 million in the third quarter 2001.

Noninterest income for the three months ended September 30, 2002 totaled $3.4 million, up 6% compared with $3.2 million for the third quarter 2001. Noninterest expense for the three months ended September 30, 2002 totaled $7.4 million, up 8% compared with $6.8 million for the third quarter 2001.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-earning liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis. Table 4 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended September 30, 2002 and 2001.

Fully tax-equivalent net interest income for the third quarter of 2002 increased $1.0 million, or 14%, to $8.9 million from $7.8 million in the third quarter of 2001. The fully tax-equivalent net interest margin increased to 4.93% in the third quarter of 2002 from 4.77% in the third quarter of 2001.

Average earning assets grew $64.8 million, or 10%, to $714.9 million in the third quarter of 2002 from $650.1 million in the third quarter of 2001, primarily from the growth of federal funds sold, loans, and investment securities. Average loans were $591.3 million during the third quarter of 2002 compared with $551.5 million during the third quarter of 2001. Average investment securities, including the average net unrealized securities gains, increased from $87.9 million in the third quarter of 2001 to $98.9 million in the third quarter of 2002.

Average total deposits increased from $609.0 million during the third quarter of 2001 to $667.6 million during the third quarter of 2002. Average other interest-earning liabilities increased to $35.6 million in the third quarter of 2002 from $28.5 million during the third quarter of 2001.

Table 4
Comparative Average Balance—Yields and Costs
(Dollars in thousands)

	For the three months ended September 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets
Federal funds sold	$22,551	$96	1.69%	$8,717	$82	3.73%
Federal Home Loan Bank stock and deposits	2,082	22	4.19	1,971	29	5.84
Nontaxable investment securities (2) (3)	36,177	615	6.74	57,694	922	6.34
Taxable investment securities (2)	62,697	559	3.54	30,215	430	5.65
Taxable loans, net of unearned (1)	591,345	10,584	7.10	551,456	11,126	8.00

Total earning assets	714,852	11,876	6.59	650,053	12,589	7.68

Nonearning assets
Cash and due from banks	28,847			24,336
Allowance for loan losses	(6,000)			(5,683)
Premises and equipment, net	19,785			18,167
Accrued interest	4,378			4,860
Other assets	13,071			10,765

Total nonearning assets	60,081			52,445

Total assets	$774,933			$702,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Earning liabilities
Demand deposits	$226,162	$421	0.74%	$205,299	$844	1.63%
Savings	38,386	65	0.67	33,496	113	1.34
Time	297,734	2,412	3.21	277,564	3,643	5.21

Total earning deposits	562,282	2,898	2.04	516,359	4,600	3.53
Other earning liabilities	35,552	92	1.03	28,537	167	2.32

Total earning liabilities	597,834	2,990	1.98	544,896	4,767	3.47

Nonearning liabilities
Nonearning deposits	105,313			92,613
Other nonearnings liabilities	6,353			7,702

Total nonearning liabilities	111,666			100,315

Total liabilities	709,500			645,211
Shareholders' equity	65,433			57,287

Total liabilities and shareholders' equity	$774,933			$702,498

NET INTEREST MARGIN (FTE)		$8,886	4.93%		$7,822	4.77%

Tax-equivalent adjustment (3)		$203			$248

(1)
Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)
The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $203 and $248 for the 2002 and 2001 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 21 months. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy five basis points. Variable rate loans reprice immediately following changes in interest rates by the Federal Reserve. During the third quarter of 2002 as compared to the third quarter of 2001, the net interest margin improved, primarily from repricing certificates of deposits at lower rates which was only partially offset by the decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment. The weighted average yield of the loan portfolio decreased from 8.00% for third quarter 2001 to 7.10% for third quarter 2002. The weighted average yield of the security portfolio decreased from 6.10% for third quarter 2001 to 4.71% for third quarter 2002. As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield.

Provision for Loan Losses

The provision for loan losses was $1.2 million and $900 thousand for the third quarter of 2002 and 2001, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management’s assessment of the adequacy of the allowance for loan losses. Management’s objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management’s judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 2000 and 2001. See “Allowance for Loan Losses” for discussion of this portfolio and the effect on the allowance for loan losses and, therefore, the provision for loan losses. This portfolio was a contributor to the increase in the provision during recent years as a result of higher charge-offs. However, annualized third quarter net charge-offs as a percentage of average loans excluding held for sale have begun to decline represented by 80 basis points for the quarter ended September 30, 2001 compared to 57 basis points for the quarter ended September 30, 2002.

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

NonInterest Income and Expense

Noninterest income for the third quarter of 2002 increased $210 thousand, or 6%, to $3.4 million from $3.2 million in the third quarter of 2001. Noninterest expense for the third quarter of 2002 increased $580 thousand, or 8%, to $7.4 million from $6.8 million in the third quarter of 2001.

Contributing to the increase in noninterest income for the three months ended September 30, 2002 over the same period ended 2001 were increases in service changes on deposit accounts totaling $142 thousand and gain on sale of securities totaling $114 thousand. These increases were offset by declines in gain on sale of loans totaling $58 thousand.

Contributing to the increase in noninterest expense was an increase in salaries and personnel expense of $292 thousand for the three months ended September 30, 2002 over September 30, 2001. This increase is due in part to the opening of the Travelers Rest and Seneca branches during the first quarter of 2002 thereby increasing salaries and personnel expense related to the increase in personnel. Also contributing to the noninterest expense increase was an increase in occupancy and furniture and equipment expense of $123 thousand for the three months ended September 30, 2002 over September 30, 2001 as well as an increase in supplies (specifically forms and printing) of $71 thousand over the same periods, all of which is due in part to additional expenses related to the new branches. The remaining large fluctuation within the noninterest expense category relates to the writedown of properties within the other real estate owned portfolio. The writedowns increased $113 thousand for the three month period ended September 30, 2002 over the same three month period of 2001 to a balance of $122 thousand. For discussion concerning the other real estate owned portfolio at September 30, 2002, see “Other Assets” within the “Balance Sheet Review” section of this Form 10-Q.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $1.2 million for the third quarter of 2002 from $882 thousand for the third quarter of 2001. The effective income tax rate was 34% for the third quarter of 2002 compared to 29% for the third quarter of 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Overview

Net income for the nine months ended September 30, 2002 totaled $7.3 million, up 22% compared with $6.0 million for the nine months ended September 30, 2001. Earnings per diluted share for the nine months ended September 30, 2002 were $1.12, a 22% increase from $0.92 per diluted share for the same period in 2001. Earnings per basic share for the nine months ended September 30, 2002 were $1.15, a 21% increase from $0.95 per basic share in the same period of 2001.

Average common shares outstanding on a diluted basis were 6.5 million for the nine months ended September 30, 2002, up 0.45% from 6.4 million for the same period of 2001. Average common shares outstanding on a basic basis were 6.3 million for the nine months ended September 30, 2002 and 2001.

Noninterest income for the nine months ended September 30, 2002 totaled $10.4 million, up 11% compared with $9.3 million for the same period of 2001. Noninterest expense for the nine months ended September 30, 2002 totaled $21.9 million, up 13% compared with $19.4 million for the same period of 2001.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-earning liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis. Table 5 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the nine months ended September 30, 2002 and 2001.

Fully tax-equivalent net interest income for the nine months ended September 30, 2002 increased $3.7 million, or 17%, to $26.2 million from $22.5 million for the nine months ended September 30, 2001. The fully tax-equivalent net interest margin increased to 4.99% for the nine months ended September 30, 2002 from 4.75% for the nine month period ended September 30, 2001.

Average earning assets grew $68.2 million, or 11%, to $702.5 million for the nine months ended September 30, 2002 from $634.3 million for the same period of 2001, primarily from the growth of federal funds sold, loans, and investment securities. Average loans were $574.9 million during the nine month period ended September 30, 2002 compared with $533.3 million during the same period of 2001. Average investment securities, including the average net unrealized securities gains, increased from $91.2 million for the nine months ended September 30, 2001 to $101.4 million in the same period of 2002.

Average total deposits increased from $593.3 million for the nine month period ended September 30, 2001 to $660.3 million during the same period of 2002. Average other interest-earning liabilities increased to $33.0 million for the nine months ended September 30, 2002 from $31.3 million during the nine month period ended September 30, 2001.

Table 5
Comparative Average Balance—Yields and Costs
(Dollars in thousands)

	For the nine months ended September 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets
Federal funds sold	$24,182	$307	1.70%	$7,932	$299	5.04%
Federal Home Loan Bank stock and deposits	2,057	72	4.68	1,936	96	6.63
Nontaxable investment securities (2) (3)	44,614	2,306	6.91	57,835	2,872	6.64
Taxable investment securities (2)	56,769	1,545	3.64	33,361	1,508	6.04
Taxable loans, net of unearned (1)	574,896	31,409	7.30	533,251	33,135	8.31

Total earning assets	702,518	35,639	6.78	634,315	37,910	7.99

Nonearning assets
Cash and due from banks	28,449			24,912
Allowance for loan losses	(5,817)			(5,517)
Premises and equipment, net	19,666			17,426
Accrued interest	4,499			4,839
Other assets	12,300			10,528

Total nonearning assets	59,097			52,188

Total assets	$761,615			$686,503

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Earning liabilities
Demand deposits	$227,382	$1,293	0.76%	$200,699	$2,940	1.96%
Savings	37,266	193	0.69	32,235	370	1.53
Time	293,446	7,664	3.49	269,025	11,222	5.58

Total earning deposits	558,094	9,150	2.19	501,959	14,532	3.87
Other earning liabilities	33,031	255	1.03	31,344	864	3.69

Total earning liabilities	591,125	9,405	2.13	533,303	15,396	3.86

Nonearning liabilities
Nonearning deposits	102,213			91,382
Other nonearnings liabilities	5,246			6,190

Total nonearning liabilities	107,459			97,572

Total liabilities	698,584			630,875
Shareholders' equity	63,031			55,628

Total liabilities and shareholders' equity	$761,615			$686,503

NET INTEREST MARGIN (FTE)		$26,234	4.99%		$22,514	4.75%

Tax-equivalent adjustment (3)		$761			$833

(1)
Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)
The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $761 and $833 for the 2002 and 2001 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 21 months. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy five basis points. Variable rate loans reprice immediately following changes in interest rates by the Federal Reserve. During the nine month period ended September 30, 2002 as compared to the same period of 2001, the net interest margin improved, primarily from repricing certificates of deposits at lower rates which was only partially offset by the decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment. The weighted average yield of the loan portfolio decreased from 8.31% for the nine month period ended September 30, 2001 to 7.30% for the same period of 2002. The weighted average yield of the security portfolio decreased from 6.42% for the nine month period ended September 30, 2001 to 5.08% for the same period of 2002. As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield.

Provision for Loan Losses

The provision for loan losses was $3.1 million for both the nine month period ending September 30, 2002 and 2001. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management’s assessment of the adequacy of the allowance for loan losses. Management’s objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio. Additions to the allowance for loan losses are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management’s judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 2000 and 2001. See “Allowance for Loan Losses” for discussion of this portfolio and the effect on the allowance for loan losses and, therefore, the provision for loan losses. This portfolio contributed to the increase in the provision during recent years as a result of higher charge-offs. However, annualized year-to-date net charge-offs as a percentage of average loans excluding held for sale have begun to decline as evidenced by the 75 basis points for the nine months ended September 30, 2001 compared to 59 basis points for the nine months ended September 30, 2002.

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

NonInterest Income and Expense

Noninterest income for the nine month period ended September 30, 2002 increased $1.1 million, or 11%, to $10.4 million from $9.3 million for the same period of 2001. Noninterest expense for the nine month period of 2002 increased $2.5 million, or 13%, to $21.9 million from $19.4 million for the same nine month period of 2001.

Several factors contributed to the increase in noninterest income for the nine month period ended September 30, 2002 over 2001. Service charges on deposit accounts increased $437 thousand or 8% between the two periods. This increase was primarily due to the increase in deposit accounts over this period. Also contributing to the increase of noninterest income were increases in gain on sale of loans of $161 thousand and investment security gains of $349 thousand.

Several factors contributed to the increase in noninterest expense for the nine month period ended

September 30, 2002 over 2001. The Company experienced an increase in salaries and personnel expense of $1.4 million for the nine months ended September 30, 2002 over September 30, 2001. This increase is due in part to the opening of the Travelers Rest and Seneca branches during the first quarter of 2002 thereby increasing salaries and personnel expense related to the increase in personnel. Also contributing to the noninterest expense increase was an increase in occupancy and furniture and equipment expense of $354 thousand for the nine months ended September 30, 2002 over September 30, 2001 as well as an increase in supplies (specifically forms and printing) of $77 thousand over the same periods, all of which is due in part to additional expenses related to the new branches. The remaining large fluctuation within the noninterest expense category relates to the writedown of repossessed properties within the other real estate owned portfolio and repossessed automobiles. The property writedowns increased $146 thousand for the nine month period ended September 30, 2002 over the same nine month period of 2001 to a balance of $168 thousand. For discussion concerning the other real estate owned portfolio at September 30, 2002, see “Other Assets” within the “Balance Sheet Review” section of this Form 10-Q. The automobile writedowns increased $49 thousand for the nine month period ended September 30, 2002 over the same nine month period of 2001 to a balance of $65 thousand. For discussion concerning repossessed automobiles, see “Allowance for Loan Losses” within the “Balance Sheet Review” section of this Form 10-Q.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $3.6 million for the nine months ended September 30, 2002 from $2.5 million for the same period of 2001. The effective income tax rate was 33% for the nine month period ended September 30, 2002 and 29% for nine month period ended 2001.

ACCOUNTING AND REPORTING MATTERS

In July 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with these releases, the FASB reminded its constituents that SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” applied to bank acquisitions, and these acquisitions were thus excluded from the scope of SFAS No. 142. As a result, any intangible asset created as a result of a branch acquisition would continue to be amortized in accordance with the provisions of SFAS No. 72.

On October 1, 2002 the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The Statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. SFAS No. 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The FASB recognizes EITF 98-3, “ Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination,” as guidance for determining if a transaction meets the criteria to be considered a business combination. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued 2002 quarterly financial statements, if material. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. Those transition provisions are effective on October 1, 2002; however, early application is permitted.

At December 31, 2001 the Company had unamortized intangible assets recorded as core deposit premiums purchased of $382 thousand as well as unamortized goodwill defined in SFAS 72 as an unidentifiable intangible asset (“Statement 72” goodwill) of $3.9 million. The Company has continued to amortize these assets in accordance with SFAS No. 72 and also has reviewed for potential impairment in accordance with SFAS No. 142 as if it were applicable. Based on the results of the test, the Company believes that there is no impairment in 2002 related to these intangible assets.

The Company is currently reviewing past branch acquisitions to determine if they qualify as business combinations and would then be accounted for under the provisions of SFAS No. 147 (and thus SFAS No. 142). Through the third quarter ended September 30, 2002, Company results include the amortization of these intangible assets as was directed under SFAS No. 72. The Company is currently reviewing its compliance with SFAS No. 147 and in the fourth quarter will restate previously issued 2002 quarterly financial statements, if deemed material.

On October 4, 2002 the FASB issued an Exposure Draft, “Accounting for Stock-Based Compensation—Transition and Disclosure,” that would amend FASB Statement No. 123, Accounting for Stock-Based Compensation. The proposed amendment would enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and make available to investors better and more frequent disclosure about the cost of employee stock options. The proposed changes would provide three methods of transition for companies that voluntarily adopt the fair value method of recording expenses relating to employee stock options. In addition, the FASB proposes clearer and more prominent disclosures about the cost of stock-based employee compensation and an increase in the frequency of those disclosures to include publication in quarterly financial statements. Currently, companies are not required to present stock option disclosures in interim financial statements. The FASB plans to issue the amendment to Statement 123 by the end of this year and its provisions would be effective immediately upon issuance. The proposed disclosures to be provided in annual financial statements would be required for fiscal years ending after December 15, 2002. The proposed disclosures to be provided in interim financial information would be required as of the first interim period beginning after December 15, 2002, with earlier application encouraged. The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” when accounting for stock options which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 2002. The Company is prepared to comply with all provisions related to stock options as it relates to the extent of disclosure and well as the frequency of this disclosure, however, at this time, we do not anticipate the adoption of the fair value method of stock option accounting.

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

At September 30, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The following table is a summary of the Company’s one year gap at September 30, 2002 (amounts in thousands):

September 30, 2002
Interest-earning assets maturing or repricing within one year	$277,184
Interest-bearing liabilities maturing or repricing within one year	$342,761

Cumulative gap	$(65,577)

Gap as a percentage of total assets	-8.10%

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In its annual report on Form 10-K for the fiscal year ended December 31, 2001, the Company disclosed a legal proceeding between the Bank and M. Snyder’s, Inc., an automobile dealership, relating to sales finance contracts that M. Snyder’s sold to the Bank. Please refer to [Item 3 of Part I of] that annual report on Form 10-K for additional information about this matter.

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

/s/ L. Leon Patterson
L. Leon Patterson Chairman and Chief Executive Officer

/s/ PAUL W. STRINGER
Paul W. Stringer President and Chief Operating Officer (Chief Accounting Officer)

Date: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF PALMETTO BANCSHARES, INC.
PURSUANT TO 15 U.S.C. SECTION 7241

I, L.  Leon Patterson, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palmetto Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ L. Leon Patterson
L. Leon Patterson Chairman and Chief Executive Officer Date: November 14, 2002

CERTIFICATION OF CHIEF ACCOUNTING OFFICER OF PALMETTO BANCSHARES, INC.
PURSUANT TO 15 U.S.C. SECTION 7241

I, Paul W. Stringer, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palmetto Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Paul W. Stringer
Paul W. Stringer President and Chief Operating Officer (Chief Accounting Officer) Date: November 14, 2002