Form 10-K
period 2002-12-31
PALMETTO BANCSHARES INC
filed 2003-03-18
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-26016

PALMETTO BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number)—(864) 984-4551	palmettobank.com
(Registrant’s subsidiary’s web site)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $154,314,104 as of February 28, 2003. There is no established public trading market for the shares. See Part II, Item 5.

6,329,909 shares of the registrant’s common stock were outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement dated March 18, 2003 with respect to an Annual Meeting of Shareholders to be held April 22, 2003: Incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Part I

Item 1.    Business

General

Palmetto Bancshares (“Bancshares”) is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”), (collectively Palmetto Bancshares, Inc., or the “Company”), the Company engages in the general banking business through 30 retail branch offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the “Upstate”). The Bank was organized and chartered under South Carolina law in 1906. At December 31, 2002 the Company had total assets of $825.0 million, total deposits of $750.0 million, and stockholders’ equity of $67.5 million.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets in which they serve. The Bank provides a full range of banking activities, including such services as checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; various electronic funds transfer services; telephone banking; and bank card services. The Bank’s sales finance department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank’s mortgage banking operation meets a range of its customers’ financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital, the brokerage subsidiary of the Bank, offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning.

Impact of Inflation

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Virtually all of the assets and liabilities of the Company are monetary in nature and, as a result, its operations can be significantly affected by interest rate fluctuations.

Competition

The Upstate is a highly competitive banking market in which most of the largest financial institutions in the state are represented. As a result, the Bank faces strong competition when attracting deposits and originating loans. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered and the convenience of banking facilities. The Company feels that it sets itself apart from its competitors by providing a level of consistently superior personal service. This is accomplished through a variety of delivery channels marketing a full range of high quality financial products and services. The Company believes it competes effectively in its market.

South Carolina legislation permits banks and bank holding companies in certain states to acquire banks in South Carolina to the extent that such other states have reciprocal legislation applicable to South Carolina banks and bank holding companies. As a result, a number of the Company’s competitor banks have been and continue to be purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses and individuals.

Market Expansion

In late 2000, the South Carolina State Board of Financial Institutions approved the Bank’s application to open a branch in Travelers Rest, South Carolina, located in Greenville County. The Travelers Rest office was opened in January 2002.

During 2001, the Company began making plans to enter into the Oconee County market and opened a branch in Seneca, South Carolina in March 2002.

Management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Bank, its customers and its shareholders.

Employees

At December 31, 2002, the Company had 368 full-time equivalent employees, none of whom are subject to a collective bargaining agreement. Employees, depending on their level of employment, are offered a comprehensive program that includes medical and dental benefits, life insurance, long-term disability coverage, a noncontributory defined benefit pension plan, and a 401k plan. Management believes its relationship with its employees is excellent.

Supervision and Regulation

General

Bancshares and its subsidiary is extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

Bancshares.    As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Bancshares is subject to regulation and supervision by the Federal Reserve. Under the BHCA, Bancshares’ activities and those of its subsidiary are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA prohibits Bancshares from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits Bancshares from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

Until September 29, 1995, the BHCA prohibited Bancshares from acquiring control of any bank operating outside the State of South Carolina, unless the statutes of the state where the bank to be acquired was located specifically authorized such action. Additionally, as of June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. For example, under current federal law, to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

•	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

•	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

•	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

•	provided an enhanced framework for protecting the privacy of consumer information;

•	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

•	modified the laws governing the implementation of the Community Reinvestment Act (“CRA”); and

•	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates. The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

As a bank holding company registered under the South Carolina Bank Holding Company Act, Bancshares also is subject to regulation by the South Carolina State Board of Financial Institutions (“State Board”). Bancshares must file with the State Board periodic reports with respect to its financial condition and operations, management and intercompany relationships between Bancshares and its subsidiary. Additionally, if applicable, Bancshares must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

The Bank.    The Bank is a FDIC-insured, state-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. The Bank is not a member of the Federal Reserve System.

The Bank is subject to the requirements of the CRA. The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Dividends

The holders of the Company’s common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for such dividends. Bancshares is a legal entity separate and distinct from the Bank and Palmetto Capital and depends for its revenues on the payment of dividends from the Bank. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

For discussion of the amount currently available for the payment of dividends, see Item 5, “Market for Registrant’s Common Stock and Related Shareholder Matters.”

Capital Adequacy

Bancshares.    The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” principally consisting of common shareholders’ equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 4%. At December 31, 2002, Bancshares exceeded both the risk-based capital guidelines and the minimum leverage capital ratio.

The Bank.    The Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to total assets; all other banks, including the Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2002, the Bank exceeded each of the applicable regulatory capital requirements.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of all applicable capital requirements.

Deposit Insurance Assessments

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). As insurer of the Company’s deposits, the FDIC has examination, supervisory and enforcement authority over the Company. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. Additionally, the FDIC has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification. This classification is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rate for the first quarter 2003 was 0.0168% (annualized) for insured deposits. This rate is set quarterly and may change during the year. For the years ended December 31, 2002, 2001 and 2000, premiums paid for FDIC insurance amounted to $112,000, $110,000 and $111,000, respectively.

Other Safety and Soundness Regulations

Prompt Corrective Action.    Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator which represents a composite rating of the various areas examined: Capital adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2002, Bancshares and the Bank each currently meet the definition of “well capitalized.”

Brokered Deposits.    Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a “well capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well capitalized” insured depository institutions may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates), while “undercapitalized” insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA (as described in the applicable preceding paragraph). The Company does not believe that these regulations will have a material adverse effect on its current operations.

Transactions between Bancshares Its Subsidiary and Affiliates

Bancshares’ subsidiary is subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. Bancshares’ subsidiary also is subject to certain lending limits and restrictions on overdrafts to such persons.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiary, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit Bancshares’ ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest and operating expenses.

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

Additional Regulation

FDICIA Regulations

To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC final regulations implementing those provisions, among other things, require that management report on the institution’s responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management’s reports concerning compliance with such laws and regulations, using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $500 million in assets at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

The USA Patriot Act

In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gave the federal government additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Bank.

Monetary Policy

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve. An important function of the Federal Reserve is regulation of the money supply. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. The Federal Reserve uses these methods in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. The use of these methods may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In light of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

Item 2.     Properties

The Company’s principal executive offices are located at 301 Hillcrest Drive, Laurens, South Carolina (“Corporate Center”). The Company owns these premises. The main office of the Bank is located at 101 West Main Street, Laurens, South Carolina, which also contains a three lane drive-in facility.

At December 31, 2002, the Bank had thirty full-service branches in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), and Oconee County (1) in addition to one Palmetto Capital office, 29 ATM locations (including three at non-branch locations) and five limited service branches located in various retirement centers located in the Upstate.

Offices range in size from branch locations of approximately 800 to 10,000 square feet, to the Corporate Center location of approximately 55,000 square feet. Facilities are protected by alarm and security systems that meet or exceed regulatory standards.

Nine of the Bank’s full service branch offices are leased. Additionally, the Bank has entered into seven grounds and / or parking lot leases. Two of the three ATMs located at non-branch locations are leased from third parties. Reference is made to Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum lease commitments under the Company’s leases for office facilities.

At December 31, 2002 and 2001, the total net book value of the premises and equipment owned by the Company was $19.7 million and $19.2 million, respectively. Reference is made to Note 5 of Notes to Consolidated Financial Statements contained in Item 8 herein for further details on the Company’s properties.

The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are in good condition and capable of handling increased volume. Additionally, all of the locations are considered suitable and adequate for their intended purposes.

Item 3.     Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s consolidated financial position or results of operations.

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the Company disclosed a legal proceeding between the Bank and M. Snyder’s, Inc., an automobile dealership, relating to sales finance contracts that M. Snyder’s sold to the Bank. The Bank, in turn, filed a counterclaim against M. Snyder and a third party complaint against a M. Snyder’s Inc. employee. In December 2002, the Bank and M. Snyder’s Inc. entered into a final settlement agreement, in connection with which Progressive Casualty Insurance Company paid $150,000 to M. Snyder’s Inc. in full and final settlement of all claims made against the Bank.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Part II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters

There is no public market for the common stock of the Company, and it is not traded on any established public trading market. The last known trading price of the Company common stock, based on information available to its management, was $28.00 per share on December 31, 2002. Management is aware of a number of transactions in which the Company’s stock traded at this price. However, management has not ascertained that these transactions are a result of arms length negotiations between the parties and, because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock. As of December 31, 2002, the Company had 1,107 shareholders representing 6,324,659 shares outstanding.

The Company or its predecessor, the Bank, has paid regular dividends on common stock since 1909. For the years ended December 31, 2002, 2001 and 2000, cash dividends were paid of $2.8 million or $.45 per share, $2.6 million or $0.41 per share, and $2.3 million or $0.37 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 29.46%, 30.58% and 33.12% in 2002, 2001 and 2000, respectively.

Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the same periods. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company’s stock transfer records.

Sales Prices and Dividends by Quarter

	High	Low	Cash dividend
2002
First quarter	$ 27.00	27.00	.11
Second quarter	27.00	27.00	.11
Third quarter	28.00	28.00	.11
Fourth quarter	29.00	28.00	.12
2001
First quarter	$ 25.50	25.00	.10
Second quarter	26.00	26.00	.10
Third quarter	26.00	26.00	.10
Fourth quarter	27.00	26.00	.11

The Bank’s total risk-based capital ratio at December 31, 2002 was 10.57%. Reference is made to Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to regulatory capital requirements. At December 31, 2002, the Bank had $3.6 million of excess capital available for payment of dividends and still be considered “well-capitalized” related to the total risk based capital ratio.

Please refer to “Item 1. Business—Supervision and Regulation—Dividends” for information with respect to current restrictions on the Bank’s ability to pay dividends to Bancshares.

Set forth below is information required under Regulation S-K regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002. All equity compensation plans of the Company in existence at December 31, 2002 were previously approved by security holders.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	260,775	$11.15	24,800

Item 6.     Selected Financial Data

	At and for the years ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Summary of Operations
Interest income	$46,412	49,271	46,873	43,142	40,829
Interest expense	12,533	19,549	20,383	16,399	16,440
Net interest income	33,879	29,722	26,490	26,743	24,389
Provision for loan losses	4,288	4,038	3,880	2,431	1,877
Net interest income after provision for loan losses	29,591	25,684	22,610	24,312	22,512
Noninterest income	14,031	12,869	9,551	8,069	6,468
Noninterest expense	29,305	26,553	22,549	21,274	19,130
Income before income taxes	14,317	12,000	9,612	11,107	9,850
Provision for income taxes	4,696	3,600	2,637	3,038	3,000
Net income	$9,621	8,400	6,975	8,069	6,850

Share Data
Net income per common share
Basic	$1.53	1.34	1.12	1.30	1.05
Diluted	1.49	1.31	1.09	1.26	1.02
Cash dividends per common share	0.45	0.41	0.37	0.32	0.25
Book value per common share (1)	10.68	9.40	8.41	7.33	6.79
Outstanding common shares	6,324,659	6,283,623	6,255,734	6,226,834	6,199,390
Weighted average common shares outstanding—basic (1)	6,296,956	6,263,031	6,241,775	6,208,750	6,178,318
Weighted average common shares outstanding—diluted	6,470,996	6,425,923	6,418,917	6,386,912	5,631,040
Trading price (December 31) (3)	$28.00	27.00	25.00	22.50	18.50
Dividend payout ratio	29.46%	30.58	33.12	24.24	22.54

Year-End Balances
Assets	$824,992	735,279	663,390	625,835	578,196
Securities, at fair market value	115,108	95,095	98,601	106,772	112,542
Loans	637,393	563,875	498,853	445,757	413,266
Deposits and other borrowings	749,661	671,689	607,948	538,324	500,469
Shareholders’ equity	67,521	59,068	52,593	45,627	37,353
Shareholders’ equity (2)	67,521	59,068	52,593	45,627	42,085

Average Balances
Assets	$775,697	698,600	636,289	595,678	541,799
Earnings assets	715,623	645,965	584,127	548,695	498,906
Securities, at fair market value	100,367	94,796	108,591	110,546	102,635
Loans	585,885	542,024	470,381	430,960	390,776
Deposits and other borrowings	705,807	631,765	572,046	543,764	497,419
Shareholders’ equity (2)	64,060	56,696	48,906	45,094	39,552

Significant Operating Ratios Based on Earnings
Return on average assets	1.24%	1.20	1.10	1.35	1.26
Return on average equity	15.02	14.82	14.26	17.89	17.32
Net interest margin	4.73	4.60	4.53	4.87	4.89

Significant Capital Ratios
Average equity to average assets	8.26%	8.12	7.69	7.57	7.30
Equity to assets at year-end (2)	8.18	8.03	7.93	7.29	7.28
Tier 1 risk based capital	9.68	9.79	9.67	9.43	8.91
Total risk based capital	10.69	10.81	10.76	10.68	10.16
Tier 1 leverage ratio	7.57	7.45	7.40	6.96	6.79

Significant Credit Quality Ratios
Nonaccrual loans to total assets	0.30%	0.46	0.46	0.24	0.26
Net charge-offs to average loans less mortgage loans held for sale	0.61	0.72	1.02	0.43	0.32

(1)	These numbers are calculated using balances and shares of total common stock outstanding excluding reclassification of ESOP stock, for which Bancshares had issued a put option, totaling $4,732 at December 31, 1998. This put option expired in 1999.
(2)	Excluding reclassification of ESOP stock, for which Bancshares had issued a put option, totaling $4,732 at December 31, 1998.
(3)	Closing trading prices for 1998 and 1999 have been adjusted for 2000 stock split.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the audited consolidated financial statements and related notes and other financial data presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other portions of this Annual Report contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin and funding sources;

•	market risk and inflation;

•	risks inherent in making loans including repayment risks and value of collateral;

•	loan growth;

•	the adequacy of the allowance for loan losses (the “Allowance”) and the assessment of problem loans;

•	the ability of the Company to meet its contractual obligations;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	dependence on senior management;

•	technological changes;

•	ability to increase market share;

•	expense projections;

•	risks associated with income taxes, including the potential for adverse adjustments;

•	changes in accounting policies and practices;

•	costs and effects of litigation; and

•	recently-enacted or proposed legislation.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements.

Significant Accounting Policies

The Company’s accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, the Company considers its policies regarding the Allowance to be its most critical accounting policy due to the significant degree of management judgment exercised in relation to this estimate. The Company has developed policies and procedures for assessing the adequacy of the Allowance recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. These assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For discussion relating to the Allowance, see “Balance Sheet Review—Allowance for Loan Losses” and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Current National and Economic Environment

The 2002 calendar year was a year of considerable economic uncertainty, both nationally and in Upstate South Carolina, due in large part to the continued uncertainty following the terrorist attacks of September 11, 2001 and the possibility of United States military action. Across our market unemployment numbers rose as businesses reacted to a weakened manufacturing sector. During the fourth quarter of 2001, the Federal Reserve Open Market Committee (“FOMC”) cut interest rates (the eleventh cut in a twelve-month period) reducing the Federal Funds rate to 1.75% by December 31, 2001. In November 2002 the FOMC further reduced the Fed Funds rate another 50 basis points to 1.25%, the lowest in approximately 40 years. In 2002 there continued to be lower returns and expectations of the equity markets.

Balance Sheet Review

Overview

At December 31, 2002, the Company’s assets totaled $825.0 million, an increase of $89.7 million or 12.2% from December 31, 2001. Contributing significantly to the increase in assets in 2002 over 2001 was an increase in total loans, including mortgage loans held for sale, of $73.5 million. Also contributing to the increase in assets was an increase in investments available for sale of $20.0 million, or 21.0%, at December 31, 2002 over December 31, 2001. Average assets increased 11.0% during the year and average interest-earning assets increased by 10.8%. Total liabilities increased $81.3 million, or 12.0%, at December 31, 2002 over December 31, 2001, to a balance of $757.5 million. This increase is the direct result of an increase in total deposits, including retail repurchase agreements and commercial paper, of $78.0 million, or 11.6%, to a balance of $749.7 million at December 31, 2002. Total shareholders’ equity at December 31, 2002 totaled $67.5 million, an increase of $8.5 million, or 14.3%, over December 31, 2001.

Total assets at December 31, 2001 increased $71.9 million, or 10.8%, over December 31, 2000 to a balance of $735.3 million. Net asset growth during this time period was also due to growth within the loan portfolio of $65.0 million, which includes growth within the mortgage loans held for sale portfolio. Also contributing to this growth was an increase in liquid assets, which includes cash and due from banks, federal funds sold, and investments, of $4.0 million at December 31, 2001 compared with December 31, 2000. Average assets increased 9.8% during the year and average interest-earning assets increased by 10.6%. Liabilities totaled $676.2 million at December 31, 2001, an increase of $65.4 million, or 10.7%, over December 31, 2000. Deposit growth over this time period totaled $63.7 million, or 10.5%. Total shareholders’ equity at December 31, 2001 totaled $59.1 million, an increase of $6.5 million, or 12.3%, over December 31, 2000.

Investment Portfolio

Investment securities available for sale totaled $115.1 million at December 31, 2002, an increase of $20.0 million, or 21.0%, over December 31, 2001. The primary objective of the Company, in its management of the investment portfolio, is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns.

The Company is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of the Company within policies established by the Company’s Boards of Directors.

Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty the federal government would assist the agency.

The following tables set forth the carrying value of the Company’s investment and mortgage-backed securities portfolio (excluding stock in the FHLB), maturities and average yields at December 31, 2002. The fair value of the Company’s investment and mortgage-backed securities portfolio (excluding stock in the FHLB) was $115.1 million on December 31, 2002.

Investment and Mortgage-backed Securities Portfolios

	December 31
	2002		2001		2000
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(in thousands)
Securities available for sale
U.S. Treasury and U.S. Government agencies	$53,840	54,836	29,269	29,545	17,491	17,496
State and municipal	33,016	34,490	55,798	55,736	58,622	58,293
Mortgage-backed securities	25,529	25,782	9,641	9,814	22,917	22,812

Total securities available for sale	$112,385	115,108	94,708	95,095	99,030	98,601

Maturity and Yield Schedule at December 31, 2002

(dollars in thousands)

	Amortized cost	Book yield
U.S. Treasury and U.S. Government agencies
Within one year	$34,409	3.15%
After 1 but within 5 years	19,431	3.76
After 5 but within 10 years	—	—
After 10 years	—	—

	53,840	3.37
State and municipal
Within one year	1,651	5.76
After 1 but within 5 years	7,959	5.09
After 5 but within 10 years	12,718	4.52
After 10 years	10,688	4.47

	33,016	4.70
Mortgage-backed securities
Within one year	585	5.25
After 1 but within 5 years	17,271	3.97
After 5 but within 10 years	3,908	4.29
After 10 years	3,765	5.63

	25,529	4.29

	$112,385	3.97%

See Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein for a discussion of the Company’s accounting policy for investment securities. Also see Note 3 of Notes to Consolidated Financial Statements contained in Item 8 herein for additional information regarding investment securities.

Loan Portfolio

Loans represent the most significant component of interest-earning assets accounting for 81.9% and 83.9% of average interest-earning assets in 2002 and 2001, respectively. The Bank strives toward maintaining a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations or in particular industries. Commercial loans are made to businesses within most industry sectors with no particular industry concentrations.

The loan portfolio, including those mortgage loans held for sale, increased during both 2001 and 2002. Mortgage loans held for sale increased $1.8 million at December 31, 2002 over December 31, 2001 and $9.4 million at December 31, 2001 over December 31, 2000. The remaining loans within the portfolio (those originated for retention by the Bank) increased $71.7 million at December 31, 2002 over December 31, 2001 and $55.6 million at December 31, 2001 over December 31, 2000.

The loan portfolio consists of real estate mortgage loans, installment loans, commercial loans, home equity loans, other consumer loans (including sales finance loans), bankcard loans, and commercial business loans. Increases within the total portfolio are associated, for the most part, with increases in mortgage real estate and commercial lending. See Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein for a discussion of composition of the loan portfolio.

Certain risks are inherent with loan portfolios containing commercial real estate, commercial business and consumer loans. While these types of loans provide benefits to the Company’s asset/liability management programs and reduce exposure to interest rate changes, such loans may entail significant additional credit risks compared with residential mortgage lending.

Commercial mortgage lending generally involves greater risk than single family lending since such lending typically involves larger loan balances. Furthermore, the repayment of loans secured by income producing properties is typically dependent on the successful operation of the related commercial real estate project. If assumptions for the income production of the property are not indicative of future results, the cash flow from the property may affect the borrower’s ability to make the required loan payments.

Commercial business lending also generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible, and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Construction loans also involve additional risks because loan funds are advanced upon the security of the project under construction.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

All of the above risk factors are inherent in the loan portfolio at December 31, 2002. Since lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices.

The Bank makes both fixed rate and adjustable rate loans and generally retains servicing on loans originated. A large percentage of single family loans are made pursuant to certain guidelines that will permit the sale of these loans in the secondary market to government agencies or private agencies. This practice enables the Bank to satisfy the demand for such loans in its market area while developing a source of fee income through the servicing of such loans. The Bank typically sells fixed rate and balloon term loans. Sales of such loans totaled $101.0 million, $93.2 million, and $9.9 million during 2002, 2001, and 2000, respectively. At December 31, 2002 the Bank serviced mortgage loans for others with principal balances totaling $241.3 million. Generally on mortgage loans exceeding an 80% loan to value ratio, the Bank requires private mortgage insurance which protects the Bank against losses of at least 20% of the mortgage loan amount. It is the Bank’s policy to have property securing real estate loans appraised.

Allowance for Loan Losses

The Allowance is maintained at a level that management believes is sufficient to cover inherent losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using its internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. An allowance model is used that takes into account factors including the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system), historical asset quality trends including, but not limited to, previous loss experience ratios, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by senior management. Our analysis of Allowance adequacy includes consideration for loan impairment.

As noted above, a loan grade classification system is used for loans held for investment. Under this classification system, loans graded “1” represent loans of superior quality. Loans graded “2” represent loans of high quality. Loans graded “3” represent loans that are satisfactory. Loans graded “4” represent loans that are considered marginal. Problem assets are typically classified as “special mention,” “substandard,” “doubtful” or “loss,” depending on the presence of certain characteristics.

“Special mention” assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either “substandard,” “doubtful” or “loss” but do possess credit deficiencies or potential weaknesses deserving management’s close attention which, if not corrected, could weaken the asset and increase such risk in the future. An asset is considered “substandard” if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those assets characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified “loss” are those considered “uncollectible” and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted. Assets determined to be problem assets are reserved at a higher percentage in accordance with the Allowance model than assets graded superior quality, high quality, satisfactory, or marginal (for which general reserves are provided). General allowances represent loss allowances, which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

At December 31, 2002, there were $7.0 million of assets designated “special mention,” $8.1 million of assets designated as “substandard,” $1.3 million of assets designated as “doubtful,” and $115 thousand of assets designated as “loss.” At December 31, 2001, there were $6.9 million of assets designated “special mention,” $6.5 million of assets designated as “substandard,” $657 thousand of assets designated as “doubtful,” and no assets designated as “loss.”

Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

For further discussion of the Company’s problem assets, see “Credit Quality,” and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. These analyses include, but are not necessarily limited to, industry concentrations, model imprecision and the estimated impact of current economic conditions on historical loss rates. On a continual basis, management monitors trends within the portfolio, both quantitative and qualitative.

Management’s judgments as they relate to the Allowance and the related adequacy model are based on numerous assumptions about current events, which we believe to be reasonable, but which may or may not prove valid in the future. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance allocation or that future increases in the Allowance will not be required thus adversely affecting the operating results of the Company.

The Allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

The Allowance totaled $6.4 million, and $5.7 million, at December 31, 2002 and 2001, respectively representing 1.02% of loans, less mortgage loans held for sale, at both December 31, 2002 and 2001.

The fair value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments. Likewise, such instruments are not included in the assumptions related to the Allowance model.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio resulting in increased charge-offs during 2000 and 2001. As noted above in “Balance Sheet Review—Loan Portfolio,” the sales finance portfolio includes loans with more inherent risk than the loans in the Bank’s direct lending portfolio. Net charge-offs as a percentage of average loans excluding mortgage loans held for sale have declined from 72 basis points at December 31, 2001 to 61 basis points at December 31, 2002. Additionally, it was noted that the sales finance portfolio has decreased to $14.7 million at December 31, 2002 from $15.9 at December 31, 2001.

The Allowance to nonperforming loans ratio was 2.56 times and 1.66 times at December 31, 2002 and December 31, 2001, respectively. Nonperforming loans decreased to $2.5 million at December 31, 2002 from $3.4 million at December 31, 2001. For further discussion of the Company’s problem assets, see “Credit Quality,” and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Based on the current economic environment and other factors, management believes that the Allowance at December 31, 2002 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.

The following tables set forth the allocation of the Allowance by loan category and the activity in the Allowance at the dates indicated. Please note in regards to the second table, losses and recoveries are charged or credited to the Allowance at the time realized. Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

Allowance for Loan Losses Allocation by Loan Category

(dollars in thousands)

	December 31,
	2002		2001		2000		1999		1998
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Balance applicable to:
Commercial, financial and agricultural	$1,973	30.82%	$1,266	22.38%	$1,741	31.97%	$2,022	31.78%	$1,309	22.59%
Real estate-construction	105	1.64	130	2.30	32.59		31.49		145	2.50
Real estate-mortgage	1,547	24.16	2,507	44.30	1,123	20.62	778	12.23	3,025	52.20
Installment loans to individuals	2,777	43.38	1,755	31.02	2,550	46.82	3,531	55.50	1,316	22.71

Total	$6,402	100.00%	$5,658	100.00%	$5,446	100.00%	$6,362	100.00%	$5,795	100.00%

Allowance for Loan Losses Activity

(dollars in thousands)

	At or for the year ended December 31,
	2002	2001	2000	1999	1998
Balance, beginning of year	$5,658	5,446	6,362	5,795	5,152
Provision for loan losses	4,288	4,038	3,880	2,431	1,877
Loan charge-offs:
Commercial, financial and agricultural	1,074	809	390	532	344
Real estate-construction	—	50	—	—	—
Real estate-mortgage	398	28	—	—	—
Installment loans to individuals	2,298	3,146	4,597	1,441	1,018

Total charge-offs	3,770	4,033	4,987	1,973	1,362
Recoveries:
Commercial, financial and agricultural	105	8	15	22	5
Real estate-construction	—	9	—	—	—
Real estate-mortgage	9	—	—	—	—
Installment loans to individuals	112	190	176	87	123

Total recoveries	226	207	191	109	128

Net charge-offs	3,544	3,826	4,796	1,864	1,234

Balance, end of year	$6,402	5,658	5,446	6,362	5,795

Average loans, less mortgage loans held for sale, net of unearned discount	$577,949	534,034	469,731	428,594	389,521
Ending loans, less mortgage loans held for sale, net of unearned discount	625,542	553,821	498,242	445,757	413,266
Net charge-offs to average loans, less mortgage loans held for sale, net	.61%	.72	1.02	0.43	0.32
Allowance for loan losses to total loans, less mortgage loans held for sale, at end of year	1.02	1.02	1.09	1.43	1.40

Total net loan charge-offs decreased to $3.5 million in 2002 from $3.8 million in 2001. Commercial business loan net charge-offs were $969 thousand in 2002 compared with $801 thousand in 2001. Net real estate loan charge-offs totaled $389 thousand in 2002 compared with net charge-offs of $69 thousand in 2001. Consumer loan net charge-offs were $2.2 million in 2002 compared with $3.0 million in 2001. Consumer loan charge-offs decreased mainly related to the sales finance portfolio. Underwriting standards were tightened in fiscal 2000 on certain auto lending programs contributing to this decline. The Company expects the charge-off rate to be lower in the future related to this area of the loan portfolio. For further discussion of the Company’s sales finance portfolio, see “Earnings Review—Provision for Loan Losses.”

Deposits

Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets strategic targets for net growth in deposit accounts annually.

The Company offers a number of deposit accounts including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts (“IRAs”) and certificate accounts. The Bank’s deposits are obtained primarily from residents of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

The Company is subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions and competitive factors. The Asset-Liability Committee of the Company meets weekly and makes changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stability, generally lower cost than other funding and the ability to provide fee income through service charges and cross-sales of other services.

The Company provides customers with access to the convenience of automated teller machines (“ATMs”) through an ATM network, as well as access to regional and national ATM networks. The Bank had 29 ATM locations (including three at non-branch locations) and five limited service branches located in various retirement centers located in the Upstate at December 31, 2002. The Company also provides access through Internet Banking. Management believes the Company enjoys an excellent reputation for providing products and services to meet the needs of the Company’s market segments, such as seniors. For example, Seniority Club members benefit from a number of advantageous programs.

The Company’s deposit accounts increased $78.0 million during the year ended December 31, 2002. The table set forth below reflects the Company’s deposit composition at December 31, 2002 and 2001 (dollars in thousands).

	2002		2001
	Total	% of Total	Total	% of Total
Checking accounts	$271,238	37.57%	$253,890	39.34%
Money market accounts	79,553	11.02	69,149	10.72
Savings accounts	37,807	5.24	33,294	5.16
Time accounts	333,393	46.17	288,967	44.78

Total deposit accounts	$721,991	100.00%	$645,300	100.00%

Management believes that conditions in fiscal 2002 and fiscal 2001 were favorable for deposit growth as a result of factors such as the low returns on investments and mutual funds that may have increased traditional deposit inflows. Core deposits grew by $32.3 million in fiscal 2002 over fiscal 2001, or 9.1%, while higher costing time balances increased by $44.4 million, or 15.4%. At December 31, 2002, deposits as a percentage of liabilities were 95.3% compared with 95.4% at December 31, 2001. The Company’s average cost of deposits for the year ended December 31, 2002 was 2.15% compared with 5.29% for the same period ended December 31, 2001.

Jumbo Certificates of Deposit

The following table indicates the amount of the Company’s jumbo certificates of deposit by time remaining until maturity at December 31, 2002, 2001, and 2000 (in thousands). Jumbo certificates of deposit require minimum deposits of $100,000.

	December 31,
	2002	2001	2000
Maturities:
3 months or less	$30,109	32,006	26,187
3 through 6 months	15,598	16,755	8,553
6 through 12 months	21,575	20,375	17,859
Over 12 months	36,839	7,900	11,245

Total jumbo certificates	$104,121	77,036	63,844

The increase of jumbo certificates of deposit maturing after December 31, 2003 is due to the offering of a 36-month certificate of deposit promotion in 2002. These deposits will mature in 2005.

Borrowings

The Company employs additional sources, other than retail deposits, to supplement its supply of lendable funds and assist in meeting deposit withdrawal requirements. Retail repurchase agreements and commercial paper serve as the Company’s primary sources of such funds.

At December 31, 2002, the Company had retail repurchase agreements totaling $12.8 million at an average annual rate of .93% and commercial paper totaling $14.8 million at an average annual rate of .98%. The maturities of these borrowings are taken into account in the Interest Risk Sensitivity Analysis included within Item 7 of this report. For additional information related to borrowings, see Note 10 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Capital Resources

Average shareholder’s equity was $64.1 million during 2002, or 8.26% of average assets, increasing from 8.12% during 2001. The principal reason for the increase in average equity to average assets during the current period is due to the retention of net income. The Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained in Item 8 herein provide details of the changes in stockholders’ equity during the year. At December 31, 2002 and 2001 the Company and the Bank were each categorized as “well capitalized” under the regulatory framework for prompt corrective action. For further discussion of the Bank’s and the Company’s capital regulatory requirements, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Total equity capital increased from $59.1 million at December 31, 2001 to $67.5 million at December 31, 2002. The Company’s capital ratio of total capital to total assets was 8.18% at December 31, 2002 compared with 8.03% at December 31, 2001.

During fiscal 2002, the Company’s cash dividend payout ratio was 29.46% compared with a payout ratio of 30.58% in 2001. Cash dividends per share in 2002 totaled $.45, an increase of 9.8% over dividends per share in 2001 of $.41.

In conjunction with the 2003 budgeting process $1.9 million of 2003 capital expenditures were approved for purposes including, but not limited to, technological advances, and upgrades and routine maintenance of premises. Funds to fulfill such commitments will come from retained earnings of the Company.

Asset-Liability Management and Market Risk Sensitivity

Asset/liability management is the process by which the Company changes the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency and magnitude of change in market interest rates.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing and investing activities which could potentially reduce net interest income in future periods. This risk can also be reflected in diminished current market values. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. This risk could potentially have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, the Company’s management has attempted to minimize such vulnerability. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The future regulatory capital requirements of all financial institutions will become subject to the inclusion of additional components measured by exposure to interest rate sensitivity.

The Company’s goal is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities through its Asset-Liability Management. Asset-Liability Management involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.

The Company uses several tools to monitor and manage interest rate risk. A primary tool the Company uses is a simulation model which is used to analyze earnings at risk and the interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model’s inputs (such as interest rates and levels of loans and deposits) are updated on a regular basis.

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates and the related interest sensitivity gap at December 31, 2002. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturities, projected repayments, prepayment of principal and potential calls. Loans include nonperforming loans and unamortized deferred loan costs and are reduced by unamortized discounts. It does not include mortgage loans held for sale, as those are not considered to be interest sensitive given that the Bank has commitments to sell these loans at agreed upon rates. Investment securities include the unrealized gain or loss on securities.  Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities. For core deposits without contractual maturities (i.e., interest checking, savings, money market and noninterest-bearing deposit accounts), the table presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from historical experience and management’s judgment.

Interest Risk Sensitivity Analysis at December 31, 2002

(dollars in thousands)

		2003
	Average Rate	1 Day	2 Days to 3 Months	3 to 6 Months	6 to 12 Months	2004	2005	2006	2007	Thereafter	Carrying Value	Fair Value
Interest-sensitive assets
Federal funds sold	1.61%	$5,485	—	—	—	—	—	—	—	—	5,485	5,485
Federal Home Loan Bank stock	5.48	—	—	—	—	—	—	—	—	1,733	1,733	1,733
Mortgage-backed securities	5.84	—	146	335	105	650	—	2,151	14,618	7,777	25,782	25,782
Other investment securities	3.88	—	4,104	8,822	23,585	22,153	2,269	1,696	2,254	24,443	89,326	89,326
Loans	7.21	90,614	10,753	20,047	35,703	45,758	63,494	140,814	52,458	165,901	625,542	629,745

Total interest-sensitive assets	6.54%	96,099	15,003	29,204	59,393	68,561	65,763	144,661	69,330	199,854	747,868	752,071

Interest-sensitive liabilities
Interest-bearing demand	0.47%	156,665	—	—	—	—	—	—	—	—	156,665	156,665
Insured money markets	1.26	79,553	—	—	—	—	—	—	—	—	79,553	79,553
Savings deposits	0.67	37,807	—	—	—	—	—	—	—	—	37,807	37,807
Time deposits	3.40	480	94,815	56,927	66,807	20,389	89,269	1,503	3,107	96	333,393	340,232

Total interest-sensitive deposits	2.15%	274,505	94,815	56,927	66,807	20,389	89,269	1,503	3,107	96	607,418	614,257
Short-term borrowings	0.95	27,670	—	—	—	—	—	—	—	—	27,670	27,670

Total interest-sensitive liabilities	2.08%	302,175	94,815	56,927	66,807	20,389	89,269	1,503	3,107	96	635,088	641,927

Interest rate sensitivity gap		$(206,076)	(79,812)	(27,723)	(7,414)	48,172	(23,506)	143,158	66,223	199,758	112,780

Cumulative interest rate sensitivity gap		$(206,076)	(285,888)	(313,611)	(321,025)	(272,853)	(296,359)	(153,201)	(86,978)	112,780

Cumulative interest rate sensitive gap as a % of total interest-sensitive assets		-27.56%	-38.23%	-41.93%	-42.93%	-36.48%	-39.63%	-20.49%	-11.63%	15.08%

For discussion relating to the Company’s calculation of fair values, see Note 1 and Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate-sensitive assets and liabilities. It must be understood, however, that such an analysis is as of December 31, 2002 and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates.

Interest sensitivity gap (“GAP position”) measures the difference between rate-sensitive assets and rate-sensitive liabilities during a given time frame. The Company’s GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At December 31, 2002, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $321.0 million. At December 31, 2002, the Company’s static gap position indicates that net interest income on a cumulative basis through twelve months would benefit from decreases in market interest rates. The static gap position shown above is limited because it does not take into account changes in interest rates or changes in management’s expectations or intentions. The above table assumes as of December 31, 2002 that approximately 27% of the Company’s earning assets could be repriced within one year compared to approximately 82% of its interest-sensitive liabilities. This compares to 28% and 96%, respectively, in 2001 and 24% and 92%, respectively, in 2000.

The forecast used for earnings at risk analysis simulates our consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 300 basis points over the next twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

In conjunction with our annual budgeting process for 2003, we projected a gradual increase in rates rather than an immediate change. This projection was made because rates typically change gradually over time rather than abruptly, and thus, the information provided is more meaningful.

According to the model as of year-end 2002, if interest rates rise by 300 basis points over the next twelve months, net interest income would be adversely affected by approximately $3.2 million, or 9.4%. This model also shows that if interest rates rose by only 100 or 200 basis points over the next twelve months, net interest income would be adversely affected by approximately $1.1 million, or 3.2%, and $2.2 million, or 6.3%, respectively. The model also shows that if interest rates dropped 300 basis points, net interest income would be adversely affected by approximately $2.2 million, or 6.4%. Similarly, if interest rates dropped by only 100 or 200 basis points over the next twelve months, net interest income would be adversely affected by approximately $426 thousand, or 1.2%, and $1.4 million, or 4.1%, respectively. The Asset-Liability Committee meets weekly to address interest pricing issues, and this model is reviewed on a monthly basis.

The following table presents the amounts of loans included in the preceding table, excluding real estate-mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated relative to December 31, 2002 (in thousands).

	1 year or less	After 1 year through five years	After 5 years	Total
Commercial, financial and agricultural	$64,303	106,858	31,098	202,259
Real estate-construction	15,807	7,747	1,021	24,575

Total	$80,110	114,605	32,119	226,834

The table set forth below presents the amounts of the preceding loans with maturity over one year, which have a predetermined interest rate or a floating, or adjustable interest rate at December 31, 2002 (in thousands).

Predetermined interest rate	$146,724
Floating or adjustable interest rate	—

Total	$146,724

Derivatives and Hedging Activities

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. Effective October 1, 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133” which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. In conjunction with these pronouncements, all derivatives were to be recorded as either assets or liabilities on the consolidated balance sheet and reported at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting. The Company had no derivative transactions for the year ended December 31, 2002 nor has it engaged in any hedging activities.

The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 1999. The adoption was not material to the Company’s consolidated financial statements except in 1999 when the Company transferred 100% of its held-to-maturity investment securities to the available-for-sale category as allowed by the pronouncement. Risk related to commitments to originate fixed rate mortgage loans held for sale is undertaken by the purchasing party, accordingly, no derivatives have been recorded within the consolidated balance sheet at December 31, 2002.

Off-Balance Sheet Risk and Contractual Obligations

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2002 and 2001, the Company had no interests in non-consolidated special purpose entities. Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customer’s working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At December 31, 2002, these commitments totaled $112.2 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $1.6 million at December 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise.

The table set forth below represents the Bank’s issued commitments to extend credit and unused credit card lines at December 31, 2002 (in thousands).

Home equity loans	$15,880
Credit cards	35,050
Commercial real estate development	28,485
Other unused lines of credit	32,797

Total unused commitment and unused credit card lines	$112,212

Generally, unused loan commitments are at adjustable rates that fluctuate with prime rate or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

Obligations under noncancelable operating lease agreements totaled $4.5 million at December 31, 2002. These obligations are payable over several years. For further discussion of the Company’s noncancelable operating lease agreements, see Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Liquidity

Management determines the desired level of liquidity for the Company in conjunction with the Company’s Asset-Liability Committee. The level of liquidity is based on management’s strategic direction for the Company, commitments to make loans and the Committee’s assessment of the Company’s ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

The table set forth below summarizes future contractual obligations at December 31, 2002.

	Payments Due by Period
	W/in 1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
	(in thousands)
Certificate accounts	$219,029	20,389	89,269	4,610	96	333,393
Borrowings	27,670	—	—	—	—	27,670
Operating leases	1,120	1,004	850	1,326	195	4,495

Total future contractual obligations	$247,819	21,393	90,119	5,936	291	365,558

The Bank’s liquidity is affected by its ability to attract deposits, the maturity of its loan portfolio, the flexibility of its investment securities, alternative sources of funds and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits as needed through pricing adjustments and expansion of its geographic market area. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of securities and prepayment of principal on mortgage-backed securities. Approximately 64% of the securities portfolio was pledged to secure liabilities as of December 31, 2002 as compared to 72% at December 31, 2001.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2002, the Bank had short-term lines of credit totaling of $37 million (which are withdrawable at the lender’s option).

At December 31, 2002, the Company also had borrowing capacity from the FHLB of $81 million. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank, be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB ($81 million as discussed above) assumes that the Bank’s $1.7 million investment in FHLB stock, as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The Company believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

Management’s review (which analyzes the upcoming twelve-month period) concluded that its sources of liquidity appear adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.

The liquidity ratio is an indication of a company’s ability to meet its short-term funding obligations. The Company’s policy is to maintain a liquidity ratio between 10%-25%. At December 31, 2002 and 2001, the Company’s liquidity ratio was 18% and 17%, respectively. The Company’s liquidity position is dependent upon its debt servicing needs and dividends declared. The Company had no outstanding debt at December 31, 2002 or 2001.

During 2002, the Company experienced a net cash outflow from investing activities of $99.0 million, consisting principally of $72.9 million used in the purchase of investment securities available for sale and $78.9 million used to fund loan growth offset partially by proceeds from maturities and sales of investment securities available for sale totaling $49.6 million. Significant operating activities of the Company included $101.9 million of residential loans originated for sale with sales of $101.0 million.

Proceeds from the sale of loans of $101.0 million in 2002 increased from $93.2 million in 2001. Based on recent asset-liability management objectives, management expects to continue its strategy of selling selected loans in fiscal 2002, and it anticipates volume may be strong due to declining market interest rates and their likely effect on such loan originations. Current interest rate levels have pushed loan origination rates down to a level not experienced in several decades.

Bancshares.    Bancshares offers commercial paper as an alternative investment tool for its commercial customers (master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 2002, the Bancshares had $14.8 million in commercial paper with a weighted average rate paid during the year of .98%, as compared to $11.1 million in 2001 with a weighted average paid during the year of 2.70% and $15.4 million in 2000 with a weighted average rate paid during the year of 4.95%.

Bancshares’ liquidity needs are met through the payment of dividends from the Bank. At December 31, 2002, the Bank had $3.6 million of excess capital available for payment of dividends and still be considered “well-capitalized” related to the total risk based capital ratio.

Credit Quality

A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Company believes it maintains a conservative philosophy regarding its lending mix, and adherence to underwriting standards is managed through a multi-layered credit approval process and review of loans approved by lenders. Through loan review, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed.

Delinquent and problem loans are a normal part of any lending function. When a borrower fails to make a scheduled payment with regard to a loan, the Bank attempts to cure the default through several methods including, but not limited to, collection contact and assessing late fees. If these methods do not encourage the borrower to post the past due payment, further action is taken. Interest on loans deemed past due continues to accrue until such time that the loan is placed in nonaccrual status (loan must be placed in nonaccrual prior to any amount being charged-off). Nonaccrual loans are those loans which management, through its continuing evaluation of loans, has determined offer a more than normal risk of future collectibility. In most cases, loans are automatically flagged as nonaccrual by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Bank and the borrower. Loans may manually be flagged as nonaccrual in the loan system if personnel determine that some factor other than days past due (i.e. bankruptcy proceedings) causes reason to believe that more than a normal amount of risk exists in regards to future collection. When the loan is flagged as nonaccrual, accrued interest income is reversed to the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. When the probability of future collectibility on nonaccrual loans declines from possible to probable, the Bank procedes with measures to remedy the default, including commencing foreclosure action if necessary. Specific steps must be taken when commencing foreclosure action on mortgage loans secured by the use of a mortgage instrument.

Real estate and personal property acquired by the Bank as a result of repossession, foreclosure or by deed in lieu of foreclosure in settlement of loans is classified as “real estate owned” and “repossessed assets” within the “other assets” section of the consolidated balance sheet until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value less cost to sell at the date of acquisition, with any resulting write downs being taken through the Allowance. Any subsequent write-downs are taken through the consolidated statement of income.

The Bank’s bankcard balances are typically excluded from the nonaccrual process noted above. Due to the nature of the portfolio, it is not necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days past due.

The table set forth below illustrates trends in problem assets and other asset quality indicators at December 31 of the past five years as indicated (dollars in thousands).

	2002	2001	2000	1999	1998
Nonaccrual loans	$2,500	3,399	3,031	1,521	1,485

Total nonperforming loans	2,500	3,399	3,031	1,521	1,485
Other real estate owned	2,468	217	6	267	—
Repossessed automobiles	181	581	1,220	1,196	118

Total nonperforming assets	$5,149	4,197	4,257	2,984	1,603

Loans past due 90 days and still accruing (1)	$233	630	193	109	87
Ending loans (2)	625,542	553,821	498,242	445,757	413,266
Total nonperforming loans as a percentage of loans (2)	0.40%	0.61	0.61	0.34	0.36
Total nonperforming assets as a percentage of total assets	0.62	0.57	0.64	0.48	0.28
Allowance for loan losses to nonperforming loans	2.56	1.66	1.80	4.18	3.90

(1)	Substantially all of these loans are credit card loans.
(2)	Calculated using loans less mortgage loans held for sale, net of unearned.

Nonperforming loans at December 31, 2002, 2001, and 2000 totaled $2.5 million, $3.4 million and $3.0 million, respectively. These nonperforming loans represent .40%, .61%, and .61%, for the same periods noted in the preceding sentence, respectively, as a percentage of loans, net of unearned, less mortgage loans held for sale. For discussion of the impaired loans, see Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

At December 31, 2002 nonperforming loans were comprised of 61.1% of loans secured by real estate, 29.9% of commercial and industrial loans, and 9.0% of loans to individuals for household, family, and other personal expenditures. At December 31, 2001 nonperforming loans were comprised of 61.0% of loans secured by real estate, 23.9% of commercial and industrial loans, and 15.1% of loans to individuals for household, family, and other personal expenditures.

Nonperforming assets at December 31, 2002, 2001, and 2000 totaled $5.1 million, $4.2 million and $4.3 million, respectively. These nonperforming assets as a percentage of total assets were .62%, ..57%, and .64%, for the same periods noted in the preceding sentence, respectively.

Real estate and personal property acquired in settlement of loans increased from $798 thousand at December 31, 2001 to $2.6 million at December 31, 2002. Repossessed automobiles acquired in settlement of loans decreased $400 thousand over this time frame. For further discussion of the Bank’s sales finance loan portfolio, see “Earnings Review—Provision for Loan Losses,” and “Balance Sheet Review—Allowance for Loan Losses.” Real estate acquired in settlement of loans increased $2.3 million at December 31, 2002 compared with December 31, 2001 to $2.5 million. During 2002, $3.7 million in real estate was added to the portfolio, 84% of which was added within seven lending relationships. These additions were offset by sales from the portfolio of $1.1 million.

Until the economy improves, credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy. Accordingly, management believes the Allowance as of December 31, 2002 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations. With this in mind, long term Bank goals include the management of problem assets.

Earnings Review

Overview

Net income for the year ended December 31, 2002 totaled $9.6 million, up 14.5% compared with $8.4 million for the year ended December 31, 2001. Earnings per diluted share for the year ended December 31, 2002 were $1.49, a 13.7% increase from $1.31 per diluted share for the year ended December 31, 2001. Earnings per basic share for the year ended December 31, 2002 were $1.53, a 14.2% increase from $1.34 per basic share for the year ended December 31, 2001.

Average common shares outstanding on a diluted basis were 6.5 million for the year ended December 31, 2002, up 0.70% from 6.4 million for year ended December 31, 2001. Average common shares outstanding on a basic basis were 6.3 million for the year ended December 31, 2002, relatively unchanged from 6.3 million for the year ended December 31, 2001.

Noninterest income for the year ended December 31, 2002 totaled $14.0 million, up 9% compared with $12.9 million for the year ended December 31, 2001. Noninterest expense for the year ended December 31, 2002 totaled $29.3 million, up 10.4% compared with $26.6 million for the year ended December 31, 2001.

The Company’s net income increased $1.4 million in fiscal 2001, or approximately 20.4%, over fiscal 2000. Growth in net income was principally attributable to expansion of net interest income. Another important factor contributing to the increase in net income of fiscal 2001 over fiscal 2000 was the $3.3 million, or 34.7%, increase in noninterest revenues. Basic and diluted earnings per share totaled $1.12 and $1.09 in 2000, respectively.

Earnings resulted in a return on average equity of 15.02%, 14.82% and 14.26% for the three years ended December 31, 2002, respectively. The return on average assets for the three years ended December 31, 2002 was 1.24%, 1.20% and 1.10%, respectively.

The Company’s earnings increased in fiscal 2002 due to several factors. First, the Company’s net yield on interest-earning assets, fully tax equivalent, improved to 4.92% in fiscal 2002 from 4.78% in fiscal 2001, leading to a $4.2 million increase in net interest income. Secondly, noninterest revenues increased $1.2 million, or 9.0%, over fiscal 2001 due principally to growth in service charges on deposit accounts and increased loan and security sales. Offsetting these increases was a $2.8 million increase in noninterest expense, due principally to the costs related to the opening of two new branches in 2002, as well as increases associated with the increased level of business activity.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-earning liabilities and represents the largest component of operating earning for the Company. The net yield on interest-earning assets measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

The Company’s net yield on interest-earning assets may be affected by many factors. Competition for deposit funds within the Company’s markets ranges from many well-established national and regional banks and large credit unions to many smaller local banks. The general level and direction of interest rates and national monetary policy also can affect consumer deposit patterns and, thus, affect the Company’s ability to utilize retail sources of funds. Expansion into new markets may have also factored into the growth in deposits in fiscal 2002.

Fully tax-equivalent net interest income for the year ended December 31, 2002 increased $4.4 million, or 14.1%, to $35.2 million from $30.9 million for the year ended December 31, 2001. The fully tax-equivalent net yield on interest-earning assets increased to 4.92% for the year ended December 31, 2002 from 4.78% for the year ended December 31, 2001. Fully tax-equivalent net interest income for the year ended December 31, 2000 was $27.7 million, and the fully tax-equivalent net yield on interest-earning assets was 4.74%.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past two years. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy five basis points. During the fourth quarter of 2002, rates were cut by an additional 50 basis points. Variable rate loans reprice immediately following changes in interest rates by the Federal Reserve. The fiscal 2002 net interest income increase was the result of slower declining average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. As short-term market interest rates declined, the Company’s interest sensitive liabilities repriced to an average cost of 2.08% from an average cost of 3.61% in fiscal 2001. Average yields declined to 6.67% in fiscal 2002 from 7.81% in fiscal 2001. As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield. The Company’s average cost of interest-bearing liabilities was 4.11% in fiscal 2000, and average yields on interest-earning assets were 8.21%.

The following table presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three years ended December 31, 2002. It also presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate.

Average Yields and Rates and Rate/Volume Analysis

(dollars in thousands)

This table includes, for the years ended December 31, 2002, 2001 and 2000, interest income on earning assets and related average yields earned, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between rate change and volume change.

	2002					2001					2000
	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change
Assets
Federal funds sold	$27,302	$440	1.61%	$612	$(494)	$7,192	$322	4.48%	$225	$(143)	$3,340	$240	7.19%	$(119)	$90
Federal Home Loan Bank interest-earning deposit and stock	2,069	95	4.59	6	(39)	1,953	128	6.55	10	(22)	1,815	140	7.71	(7)	8
Taxable investment securities	58,405	2,101	3.60	964	(868)	37,010	2,005	5.42	(463)	(452)	44,770	2,920	6.52	268	79
Nontaxable investment securities (1)	41,962	2,882	6.87	(1,071)	99	57,786	3,854	6.67	(402)	14	63,821	4,242	6.65	(430)	(483)
Loans, net of unearned discount (2)	585,885	42,245	7.21	3,366	(5,239)	542,024	44,118	8.14	5,993	(2,282)	470,381	40,407	8.59	3,374	274

Total earning assets	715,623	47,763	6.67	3,877	(6,541)	645,965	50,427	7.81	5,363	(2,885)	584,127	47,949	8.21	3,086	(32)

Cash and due from banks	29,003					24,754					24,606
Allowance for loan losses	(5,973)					(5,527)					(5,921)
Premises and equipment, net	19,685					17,791					16,641
Accrued interest	4,471					4,846					4,657
Other assets	12,888					10,771					12,179

Total assets	$775,697					698,600					636,289
Liabilities And Shareholders’ Equity
Interest-bearing demand deposits	$228,621	$1,673	0.73%	$293	$(2,204)	$204,983	$3,584	1.75%	$434	$(953)	$183,194	$4,103	2.24%	$366	$658
Savings deposits	37,403	249	0.67	50	(259)	32,593	458	1.41	—	(180)	32,578	638	1.96	25	(2)
Time deposits	302,525	10,295	3.40	1,297	(5,538)	272,818	14,536	5.33	1,936	(693)	237,380	13,293	5.60	241	1,595
Federal funds purchased, security repurchase agreements and retail repurchase agreements	18,009	169	0.94	(11)	(432)	18,520	612	3.30	(363)	(585)	26,396	1,560	5.91	343	495
Commercial paper (Master notes)	15,067	147	0.98	32	(244)	13,310	359	2.70	(101)	(329)	15,945	789	4.95	28	235

Total interest-bearing liabilities	601,625	12,533	2.08	1,661	(8,677)	542,224	19,549	3.61	1,906	(2,740)	495,493	20,383	4.11	1,003	2,981

Noninterest bearing demand deposits	104,209					92,792					89,107
Other liabilities	5,803					6,888					2,783
Shareholders’ equity	64,060					56,696					48,906

Total liabilities and shareholders’ equity	$775,697					698,600					636,289

Net interest income (fully taxable equivalent basis) (1)/Net yield on interest-earning assets (fully taxable equivalent)		$35,230	4.92%				30,878	4.78				27,566	4.72

(1)	Yields on nontaxable investment securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of 33%, 30%, and 25% for the three years reported on, respectively. The adjustments made to convert to a fully taxable equivalent basis were $951, $1,156 and $1,076 for 2002, 2001 and 2000, respectively.

(2)	The effect of foregone interest income as a result of loans on non-accrual was not considered in the above analysis. All loans and deposits are domestic. Average balances of loans include loans in nonaccrual status.

Average earning assets grew $69.7 million, or 10.8%, to $715.6 million for the year ended December 31, 2002 from $646.0 million for the year ended December 31, 2001, primarily from the growth of federal funds sold and loans. Average federal funds sold were $27.3 million for the year ended December 31, 2002 compared with $7.2 million during the year ended December 31, 2001. Average loans were $585.9 million for the year ended December 31, 2002 compared with $542.0 million during the year ended December 31, 2001. Average total interest-bearing liabilities increased from $542.2 million during for the year ended December 31, 2001 to $601.6 million for the year ended December 31, 2002.

Average earning assets grew $61.8 million, or 10.6%, to $646.0 million for the year ended December 31, 2001 from $584.1 million for the year ended December 31, 2000, primarily due to fluctuations within the federal funds sold, securities, and loan portfolios. Average federal funds sold were $3.3 million for the year ended December 31, 2000 while average securities totaled $108.6 million, and average loans totaled $470.4 million. Average total interest-bearing liabilities increased from $495.5 million during for the year ended December 31, 2000 to $542.2 million for the year ended December 31, 2001.

Provision for Loan Losses

The provision for loan losses was $4.3 million, $4.0 million, and $3.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors which impact management’s assessment of the adequacy of the Allowance. Management’s objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which in management’s judgment deserve consideration in estimating loan losses. The Allowance at December 31, 2002, 2001, and 2000 was $6.4 million, $5.7 million, and $5.4 million, respectively and represented 1.02% of loans less mortgage loans held for sale and unearned at December 31, 2002 and 2001 and 1.09% at December 31, 2000.

Net charge-offs in fiscal 2002 totaled $3.5 million, or .61% of average net loans less mortgage loans held for sale, compared with $3.8 million in fiscal 2001, or .72% of average net loans less mortgage loans held for sale. Net loan charge-offs of $4.8 million in 2000 resulted in charge-offs to average loans of 1.02%.

During mid 1999 management noted deterioration in the performance of the portfolio that resulted in the Bank redirecting its emphasis on indirect-lending in the sales finance area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. As expected, as the lower quality loans seasoned, the level of charge-offs resulting from these loans increased. Management believes that the majority of the charge-offs related to the deterioration of this portfolio have been absorbed through the most recent year ended December 31. The sales finance portfolio has been reduced from a balance of $36.8 million at December 31, 1999 to a balance of $14.7 million at December 31, 2002. For further discussion of the Company’s Allowance and related provision for loan losses as it relates to this portfolio, see “Credit Quality,” and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein. This portfolio was a main contributor to the increased provision during recent years as a result of higher charge-offs. However, as noted above, net 2002 charge-offs as a percentage of average loans excluding mortgage loans held for sale have experienced declining trends since 2000. For the year ended December 31, 2002 charge-offs as a percentage of average net loans less mortgage loans held for sale were one half compared with that of 2000, when the Bank experienced the height of the sales finance charge-offs.

Noninterest Income

Noninterest income for the year ended December 31, 2002 increased $1.2 million, or 9.0%, to $14.0 million from $12.9 million in the year ended December 31, 2001. Noninterest income for the year ended December 31, 2000 was $9.6 million.

Contributing to the increase in noninterest income for the year ended December 31, 2002 over the same year ended 2001 were increases in service charges on deposit accounts totaling $616 thousand, gain on sale of mortgage loans of $211 thousand, and investment security gain increases totaling $188 thousand. Fees for trust and brokerage services increased 6.3% for the year ended December 31, 2002 over 2001 while other noninterest income remained relatively unchanged.

Service charges and fees on deposit accounts comprise a significant component of other noninterest income. Comprising 57.1% of other income in fiscal 2002, 57.5% of other income in fiscal 2001 and 48.7% in fiscal 2000, respectively, service charges and fees on deposit accounts improved to $8.0 million in fiscal 2002 from $7.4 million in fiscal 2001. The 8.3% increase in 2002 was directly attributable to the growth of deposit accounts as well as new retail sales office locations during 2002. Also contributing to the increasing trend over the three-year period presented was the introduction of an automatic overdraft privilege product offered to certain deposit customers in 2001. In conjunction with this product, a $25.00 fee is automatically charged to the customer’s account each time an overdrawn check is written, up to a maximum overdraft amount of $500.00. Although management has seen an increase in charge-offs related to overdrawn accounts, the fee income generated from this product more than compensates those charge-off increases. It is the Company’s policy to automatically charge-off such accounts when they become 60 days past due. Service charges improved to $7.4 million in fiscal 2001 from $4.6 million in fiscal 2000, an increase of 59.3%.

Management views deposit fee income as a critical component of profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area.

The increasing trend of gains from the sale of mortgage loans over the past three years was attributable to the volume of originations and sales of loans as a result of declining interest rates throughout the years. Gain on sales of mortgage loans totaled $895 thousand in fiscal 2002, an increase from $684 thousand in fiscal 2001. Gains on sales of mortgage loans increased $614 thousand in fiscal 2001 over 2000 to $684 thousand in fiscal 2001 from $70 thousand in fiscal 2000. Because of future interest rate projections, the Company anticipates the possibility of lower residential mortgage production in the future, and, therefore, smaller gains on the sales of these loans.

Noninterest Expense

Noninterest expense for the year ended December 31, 2002 increased $2.8 million, or 10.4%, to $29.3 million from $26.6 million in the year ended December 31, 2001. Noninterest expense for the year ended December 31, 2000 was $22.5 million.

Contributing to the increase in noninterest expense for the year ended December 31, 2002 over December 31, 2001 was an increase in salaries and personnel expense of $1.4 million, or 10.4%, to $15.0 million at December 31, 2002. Also contributing to the noninterest expense increase over the same periods was an increase in occupancy and furniture and equipment expense of $594 thousand and an increase in postage and supplies of $151 thousand. The remaining large fluctuation contributing to the increase in noninterest expense for fiscal 2002 over 2001 was an increase in other noninterest expense of $507 thousand to $5.3 million for the year ended December 31, 2002.

The biggest portion of salaries and other personnel expense is salary, which accounted for the biggest increase during 2002 as a result of increased staffing in various operation and retail areas as well as annual raises. The main component of the increase in salaries during fiscal 2002 was the salaries associated with the opening of two new branches during first quarter 2002. Also during 2002, performance based incentive compensation increased over 2001 as a result of the financial performance of the Company during 2002.

Increases within occupancy and furniture and fixtures expenses during fiscal 2002 over 2001 primarily related to remodeling and expansion of current facilities, as well as the addition of two new facilities during the first quarter of 2002. Also during 2002, the Company has continued to improve technology resulting in additional expenses. Such investments include imaging systems, lending and deposit platform system enhancements and branch office automation systems.

The Company contributes the slight increase in postage and supplies during 2002 compared with 2001 to the opening of the Travelers Rest and Seneca branches during the first quarter of 2002.

Other noninterest expense for fiscal 2002 over 2001 increased $507 thousand to $5.3 million for the year ended December 31, 2002. Contributing to this increase were increases of $233 thousand in conjunction with credit card activities, $213 thousand in legal expense resulting for the most part from litigation during 2002 related to the sales finance loan portfolio, and $271 thousand resulting from the subsequent write downs of real estate acquired in settlement of loans. Offsetting these increases was a decrease of $336 thousand related to the Company’s ceasing of amortization related to its goodwill intangible assets in accordance with FASB releases. For further discussion of this accounting and reporting matter, see “Accounting and Reporting Matters,” and Note 7 of Notes to Consolidated Financial Statements contained in Item 8 herein.

See Item 3, “Legal Proceedings,” and Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein which further discuss 2002 litigation relating to the sales finance portfolio. For further discussion of real estate acquired in settlement of loans during 2002, see “Credit Quality,” and Note 8 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Contributing to the increase in noninterest expense for the year ended December 31, 2001 over December 31, 2000 was an increase in salaries and personnel expense of $2.9 million, or 27.2%, to $13.6 million at December 31, 2001. Also contributing to the noninterest expense increase over the same periods was an increase in occupancy and furniture and equipment expense of $289 thousand, an increase in postage and supplies of $168 thousand, an increase in marketing and advertising of $200 thousand, and an increase in other noninterest expense of $971 thousand. Offsetting these increases was a decrease in sales finance losses in fiscal 2001 over fiscal 2000 of $528 thousand.

The biggest portion of salaries and other personnel expense is salary, which accounted for the biggest increase during 2001 as a result of increased staffing in various operation and retail areas as well as annual raises. Additionally, higher health insurance costs were incurred as a result of the repricing of health insurance plans effective January 2001. As a result, the Company experienced a 19.75% increase in the monthly premiums for group medical/dental coverage. Incentive compensation for 2001 was higher than 2000 resulting directly from the improved financial performance of the Company during 2001.

Combined net occupancy and furniture and equipment expense increased $289 thousand or 7% from 2000 to 2001. These increases are primarily related to remodeling and expansion of current facilities, as well as improved technology during 2000 and 2001.

Other noninterest expense for fiscal 2001 over 2000 increased $971 thousand to $4.8 million for the year ended December 31, 2001. Contributing to this increase were increases of $214 thousand in conjunction with credit card activities, $114 thousand in legal expense resulting for the most part from litigation during 2001 related to the sales finance loan portfolio, and $406 thousand in NSF and overdraft charge-offs primarily related to the introduction of our new overdraft product. See Item 3, “Legal Proceedings,” and Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein which further discuss litigation relating to the sales finance portfolio. See “Earnings Review—Noninterest Income,” for a discussion concerning the Bank’s introduction of the automatic overdraft product in 2001. Offsetting these increases was a decrease of $528 thousand of repossessed automobile writedowns as the Company took the largest hit related to its cleanup efforts of this portfolio in 2000. For further discussion of this loan portfolio, see “Credit Quality,” “Earnings Review—Provision for Loan Losses,” and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Company’s efficiency ratio was 60.92% in fiscal 2002, 61.32% in fiscal 2001 and 68.7% in fiscal 2000. Management continues to target lower expense ratios as an important strategic goal of the Company.

Income Taxes

Income tax expense totaled $4.7 million in 2002, compared with $3.6 million in 2001 and $2.6 million in 2000. The Company’s effective tax rate was 32.8% in 2002 and 30.0% in 2001 and 27.4% in 2000. The effective tax rate in future periods is expected to range from 27% to 30%.

Accounting and Reporting Matters

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under SFAS No. 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization but are tested for impairment on an annual basis. The Company adopted SFAS No. 141 and the provisions of SFAS No. 142 relating to non-amortization and amortization of intangible assets on July 1, 2001.

Effective January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142 which require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite useful lives acquired in purchase business combinations completed before July 1, 2001 were subject to amortization through December 31, 2001, at which time amortization ceased. Intangible assets with estimable useful lives are amortized over their respective estimable useful lives to their estimable residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 141 requires the Company to evaluate its existing intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 in terms of recognition of finite and infinite useful lives intangibles. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired.

In response to questions regarding a branch acquisition’s qualification as a business combination, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB statements No. 72 and No. 144 and FASB interpretation No. 9,” in October 2002. See summary of this pronouncement on the following page.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The Company completed its analysis of the fair value of its reporting units with goodwill by June 30, 2002 and was not required to provide for any transitional impairment losses.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The Company adopted the provisions of SFAS NO. 143 on January 1, 2003 which had no impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position or results of operations of the Company.

In April 2002, The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 64, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement on January 1, 2003 which had no impact on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9.” The Statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. SFAS No. 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The FASB recognizes FASB’s Emerging Issues Task Force (“EITF”) 98-3, “Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination,” as guidance for determining if a transaction meets the criteria to be considered a business combination. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72 does not apply after September 30, 2002. Financial institutions meeting conditions outlined in SFAS No. 147 were required to restate previously issued 2002 quarterly financial statements, if material. The objective of that restatement requirement was to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. Transition provisions were effective on October 1, 2002 with early application was permitted.

In accordance with the above referenced pronouncements, the Company determined that each of its past acquisitions meets the definition of a business combination, and, thus, is to be accounted for under this new pronouncement. The Company did not restate previously issued 2002 quarterly financial statements due to immateriality. Goodwill amortization recorded in 2002 of $321 thousand was reversed during the fourth quarter. Of this amount reversed, $18 thousand was reclassified to finite life intangible amortization related to the carve out in accordance with FASB No. 147 resulting in a net reversal from expense of $303 thousand for the year ended December 31, 2002. The goodwill balance, to be accounted for under SFAS No. 147 is $3.0 million. The Company plans to review balances for impairment in the first quarter of 2003.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is requires to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees if Indebtedness of Others,” which is being superseded. FIN No. 45 requires that the initial recognition and initial measurement provisions of the Interpretation be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted this Interpretation effective December 31, 2002 and has included the required disclosures within this Annual Report on Form 10-K for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the Notes to Consolidated Financial Statements contained in Item 8 herein. The Company has not elected the fair value treatment of stock-based compensation. Therefore, the adoption of this standard had no impact on the financial position or the results of operations of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.

Item  7A.     Quantitative and Qualitative Disclosures About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset-Liability Management and Market Risk Sensitivity.”

Item 8.     Financial Statements and Supplementary Data

Management’s Report

Management takes primary responsibility for the integrity and objectivity of the Company’s consolidated financial statements. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include amounts that are based on management’s best estimates and judgements. Non-financial information included in the Summary Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.

To assure that financial information is reliable and assets are safeguarded, management is responsible for establishing and maintaining effective internal control management. Pertinent elements of such include, but are not limited to: careful selection, training, and development of operating personnel and management; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization. In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide. An important element of the system is an ongoing internal audit program. However, one should remain aware that there are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls.

To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communications channels and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written corporate code of conduct that has been communicated to all employees.

Elliott Davis LLC and KPMG LLP, independent auditors, have audited the Company’s consolidated financial statements as described in their reports contained herein. Elliott Davis LLC has reviewed the results of its most recent audit with both management and the Audit Committee of the Board of Directors of the Company. The Audit Committee, composed entirely of outside directors, meets periodically with management, internal auditors and Elliott Davis LLC (separately and jointly) to determine that each is fulfilling its responsibilities. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

/s/ L. LEON PATTERSON	/s/ PAUL W. STRINGER
Chairman and Chief Executive Officer	President and Chief Operating Officer (Chief Accounting Officer)

Independent Auditors’ Report

The Board of Directors

Palmetto Bancshares, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

February 7, 2003

Independent Auditors’ Report

The Board of Directors

Palmetto Bancshares, Inc. and subsidiary:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows of Palmetto Bancshares, Inc. and subsidiary (the “Company”) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Palmetto Bancshares, Inc. and subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

February 9, 2001

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2002	2001
Assets
Cash and due from banks	$32,608	27,742
Federal funds sold	5,485	17,949
Federal Home Loan Bank (FHLB) stock, at cost	1,733	1,733
Investment securities available for sale at fair value	115,108	95,095
Mortgage loans held for sale	11,851	10,054
Loans	625,542	553,821
Less allowance for loan losses	(6,402)	(5,658)

Loans, net	630,991	558,217
Premises and equipment, net	19,715	19,175
Accrued interest receivable	4,146	4,947
Other assets	15,206	10,421

Total assets	$824,992	735,279

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$114,573	102,679
Interest-bearing	607,418	542,621

Total deposits	721,991	645,300
Securities sold under agreements to repurchase	12,831	15,313
Commercial paper (Master notes)	14,839	11,076
Other liabilities	7,810	4,522

Total liabilities	757,471	676,211

Shareholders’ equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,324,659 and 6,283,623 at December 31, 2002 and 2001, respectively.	31,623	31,418
Capital surplus	50	26
Retained earnings	34,173	27,386
Accumulated other comprehensive income, net of tax	1,675	238

Total shareholders’ equity	67,521	59,068

Total liabilities and shareholders’ equity	$824,992	735,279

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(in thousands, except share data)

	Years ended December 31,
	2002	2001	2000
Interest income
Interest and fees on loans	$41,845	44,118	40,407
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	1,681	828	1,292
State and municipal	1,931	2,698	3,166
Mortgage-backed securities	420	1,177	1,628
Interest on federal funds sold	440	322	240
Dividends on FHLB stock	95	128	140

Total interest income	46,412	49,271	46,873
Interest expense
Interest on deposits, including retail repurchase agreements	12,385	18,981	18,720
Interest on securities sold under agreements to repurchase and reverse repurchase agreements	—	146	425
Interest on federal funds purchased	1	63	449
Interest on commercial paper (Master notes)	147	359	789

Total interest expense	12,533	19,549	20,383

Net interest income	33,879	29,722	26,490

Provision for loan losses	4,288	4,038	3,880

Net interest income after provision for loan losses	29,591	25,684	22,610

Noninterest income
Service charges on deposit accounts	8,018	7,402	4,647
Fees for trust and brokerage services	2,563	2,410	2,434
Gains on sales of mortgage loans	895	684	70
Gains on sales of investment securities	349	161	131
Other	2,206	2,212	2,269

Total noninterest income	14,031	12,869	9,551
Noninterest expense
Salaries and other personnel	15,007	13,590	10,682
Net occupancy	2,261	2,085	1,970
Furniture and equipment	2,806	2,388	2,214
FDIC assessment	112	110	111
Postage and supplies	1,463	1,312	1,144
Marketing and advertising	909	919	719
Telephone	784	766	754
Cardholder processing	565	548	563
Sales finance losses	85	29	557
Other	5,313	4,806	3,835

Total noninterest expense	29,305	26,553	22,549

Income before income taxes	14,317	12,000	9,612
Income tax provision	4,696	3,600	2,637

Net income	$9,621	8,400	6,975

Share Data
Net income-Basic	$1.53	1.34	1.12
Net income-Diluted	1.49	1.31	1.09
Book value	10.68	9.40	8.41
Weighted average common shares outstanding-Basic	6,296,956	6,263,031	6,241,775
Weighted average common shares outstanding-Diluted	6,470,996	6,425,923	6,418,917

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total shareholders’ equity
Balance at December 31, 1999	6,226,834	$31,134	—	16,890	(2,397)	45,627
Net income				6,975		6,975
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $1,386					2,214
Less: reclassification adjustment for gains included in net income, net of tax effect of $50					(81)
Net unrealized gains on securities						2,133

Comprehensive income						9,108
Cash dividend declared and paid ($.37 per share)				(2,310)		(2,310)
Stock option activity	28,900	145	23			168

Balance at December 31, 2000	6,255,734	$31,279	23	21,555	(264)	52,593
Net income				8,400		8,400
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $376					601
Less: reclassification adjustment for gains included in net income, net of tax effect of $62					(99)
Net unrealized gains on securities						502

Comprehensive income						8,902
Cash dividend declared and paid ($.41 per share)				(2,569)		(2,569)
Stock option activity	27,889	139	3			142

Balance at December 31, 2001	6,283,623	$31,418	26	27,386	238	59,068
Net income				9,621		9,621
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $1,034					1,652
Less: reclassification adjustment for gains included in net income, net of tax effect of $134					(215)
Net unrealized gains on securities						1,437

Comprehensive income						11,058
Cash dividend declared and paid ($.45 per share)				(2,834)		(2,834)
Stock option activity	41,036	205	24			229

Balance at December 31, 2002	6,324,659	$31,623	50	34,173	1,675	67,521

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$9,621	8,400	6,975
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,289	2,877	2,284
Gain on sales of investment securities	(349)	(161)	(131)
Provision for loan losses	4,288	4,038	3,880
Origination of mortgage loans held for sale	(101,866)	(101,943)	(9,303)
Sale of mortgage loans held for sale	100,964	93,184	9,931
Gain on sale of mortgage loans	(895)	(684)	(70)
Provision for deferred taxes	333	412	392
Change in accrued interest receivable	801	282	(581)
Change in other assets	(2,179)	(1,508)	267
Change in other liabilities	2,055	947	(33)

Net cash provided by operating activities	16,062	5,844	13,611

Cash flows from investing activities
Purchase of investment securities available for sale	(72,934)	(29,486)	(10,000)
Proceeds from maturities of investment securities available for sale	25,552	17,299	7,320
Proceeds from sale of investment securities available for sale	24,057	8,783	8,954
Principal paydowns on mortgage-backed securities available for sale	5,516	7,652	5,448
Net increase in loans outstanding	(78,936)	(59,616)	(57,287)
Purchases of premises and equipment, net	(2,282)	(4,283)	(1,767)

Net cash used in investing activities	(99,027)	(59,651)	(47,332)

Cash flows from financing activities
Net increase in deposit accounts	76,691	72,634	34,342
Net increase (decrease) in securities sold under agreements to repurchase	(2,482)	(4,610)	902
Net increase (decrease) in commercial paper	3,763	(4,283)	2,786
Decrease in federal funds purchased	—	—	(7,800)
Proceeds from stock option activity	229	142	168
Dividends paid	(2,834)	(2,569)	(2,310)

Net cash provided by financing activities	75,367	61,314	28,088

Net increase (decrease) in cash and cash equivalents	(7,598)	7,507	(5,633)
Cash and cash equivalents at beginning of year	45,691	38,184	43,817

Cash and cash equivalents at end of the year	$38,093	45,691	38,184

Supplemental information
Cash paid during the year for
Interest	$12,809	19,965	20,093

Income taxes	5,105	3,028	1,714

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available for sale, pre-tax	$2,337	816	3,469

Loans transferred to other real estate owned	3,671	211	6

Loans charged-off	3,770	4,033	4,987

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Palmetto Bancshares, Inc. (the “Company”), which includes its wholly owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”). The Bank provides a full range of banking services including, but not limited to, taking deposits and making loans. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company’s primary market area is the upstate of South Carolina. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets for the periods presented. In addition, they affect the reporting amounts of income and expense during the reporting period as of the dates of the consolidated statements of income for the periods presented. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value.

Federal Home Loan Bank Stock

The FHLB System is under the jurisdiction of the Federal Housing Finance Board. The Bank, as a member institution of the Federal Home Loan Bank of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the Bank’s balances of residential mortgage loans and FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.7 million at December 31, 2002 and 2001. At December 31, 2002 the Bank had $81 million in available lines of credit from the FHLB. The Bank had no borrowings from the FHLB at December 31, 2002 or 2001.

Investment Securities

The Bank accounts for its investment securities in accordance with the Financial Accounting Standards Board’s (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses accounting and reporting requirements for investments in equity securities that have readily determinable fair values—other than those accounted for under the equity method or as investments in consolidated subsidiaries—and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories. Held to maturity securities

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

include debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities include debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value with unrealized gains and losses included in earnings. Available for sale securities include debt and equity securities that may be sold under certain conditions and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. The Company does not have any held to maturity or trading securities at December 31, 2002 and 2001.

Loans and Mortgage Loans Held for Sale

Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past due. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days past due in special circumstances that management deems appropriate. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is in nonaccrual status, interest is recognized as cash is received. Loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.

Loans, excluding mortgage loans held for sale, are carried at principal amounts outstanding including unamortized costs net of unearned discounts. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan basis. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

At December 31, 2002 and 2001, the Company had mortgage loans held for sale of $11.9 million and $10.1 million, respectively. Mortgage loans serviced for the benefit of others amounted to $241.3 million, $190.3 million, and $133.3 million at December 31, 2002, 2001 and 2000, respectively. Most of these mortgage loans are serviced for Federal Home Loan Mortgage Corporation (FHLMC).

Mortgage Servicing Rights

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125,” was issued in September 2000. It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carried over most of the provisions of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” without reconsideration. The Company adopted the provisions of SFAS No. 140 effective April 1, 2001 with no material impact on the Company’s financial position or results of operations.

SFAS No. 140 requires the recognition of originated mortgage servicing rights (“MSR’s”) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS No. 140 also requires the recognition of purchased mortgage-servicing rights at fair value, which is presumed to be the price paid for the rights.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

SFAS No. 140 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. The Company evaluates these servicing rights quarterly for possible impairment. For purposes of measuring the impairment, the Company stratifies the MSR’s based on the predominant risk characteristics of the underlying loans, including interest rate, loan type, and amortization type (fixed rate or adjustable rate). To the extent that the carrying value of MSR’s exceeds this fair value by individual stratum, a valuation allowance is established.

Included in “other assets” on the consolidated balance sheet, the Company had mortgage servicing rights net of valuation allowance of $2.0 million and $1.6 million at December 31, 2002 and 2001, respectively. The Company amortized $946 thousand, $615 thousand and $168 thousand of these MSR’s during the years ended December 31, 2002, 2001 and 2000, respectively.

Impaired Loans

The Bank accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” which requires that all creditors value all specifically reviewed nonhomogenous loans, for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement, at the loan’s fair value.

Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on impaired loans and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

SFAS No. 114 specifically states that the pronouncement need not be applied to “large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.” Thus, the Company determined that the statement does not apply to its consumer loan, credit card or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans as determined by management.

Management believes that the allowance for loan losses (the “Allowance”) at December 31, 2002 is maintained at a level adequate to provide for estimated probable losses in the Company’s loan portfolio including possible impaired loans.

Loan Fees and Costs

Non-refundable fees and certain direct costs associated with the origination of loans are recognized as an income statement adjustment over the contractual life of the related loans, or if the related loan is held for resale, until the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Allowance for Loan Losses

Loan losses and recoveries are charged to the Allowance. Additions to the Allowance are provided by charges to operations based on various factors which, in management’s judgment, deserve current recognition in estimating losses. Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, loss experience, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically, and the Allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the Allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The Allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Premises and Equipment

Premises and equipment are reported net at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows: buildings, 12 to 39 years; and furniture and equipment, 3 to 12 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expense as incurred.

Real Estate Acquired In Settlement Of Loans

Real estate acquired in settlement of loans, included within “other assets” on the consolidated balance sheet, amounted to $2.5 million and $217 thousand, at December 31, 2002 and 2001, respectively. Such property is recorded at the lower of cost or fair value minus estimated selling costs. Fair values of such real estate is reviewed regularly, and write-downs are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to the statement of income. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

Intangibles Assets

Included in “other assets” on the consolidated balance sheet are certain intangibles related to various prior acquisitions of the Company. At December 31, 2002 and 2001, premium on deposits acquired amounted to $608 thousand and $408 thousand, respectively. The premiums are being amortized principally over 10 years using the double-declining balance method. At December 31, 2002 and 2001, goodwill totaled approximately $3.7 million and $4.0 million, respectively. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will no longer be amortized but will be tested for impairment.

Net Income Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Stock Options

The Company has stock-based employee compensation plans that are further described in Note 12. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The table set forth below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except share data).

	For the year ended December
	2002	2001	2000
Net income, as reported	$9,621	8,400	6,975
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	152	159	126

Pro forma net income	$9,469	8,241	6,849

Earnings per share
Basic, as reported	$1.53	1.34	1.12
Basic, pro forma	1.50	1.32	1.10

Diluted, as reported	$1.49	1.31	1.09
Diluted, pro forma	1.46	1.28	1.07

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement defines comprehensive income as “the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.” In accordance with SFAS No. 130, the Company has elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments—as amended by SFAS No. 119,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Under SFAS No. 107, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented in Note 16 of Notes to Consolidated Financial Statement do not represent the underlying value of the Company.

The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:

Cash and Due from Banks and Cash Equivalents

The carrying amount approximates fair value.

Federal Home Loan Bank Stock

No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Therefore, the carrying amount approximates fair value.

Investment Securities Available for Sale

The fair values of investment securities are derived from quoted market prices.

Mortgage Loans Held for Sale

The fair value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments.

Loans

The current amount of variable-rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2002 and 2001 approximates market.

For credit cards and lines of credit the carrying amount approximates fair value. No value has been placed on the underlying credit card relationship rights.

Unused loan commitments are at adjustable rates, which fluctuate with the prime rate or are funded within ninety days. The current amounts of these commitments approximate their fair value. For additional information related to these commitments, see Note 4 of Notes to Consolidated Financial Statements.

Deposits

Under SFAS No. 107, the estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, by applying interest rates currently being offered at the dates indicated on the deposit products. Under SFAS No. 107, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of alternative forms of funding.

Securities Sold Under Agreements to Repurchase and Commercial Paper (Master note)

The carrying amount approximates fair value due to the short-term nature of these instruments.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Risks and Uncertainties

In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, and the valuation of mortgage loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Reclassifications

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior years’ net income or shareholders’ equity as previously reported.

2.    Cash and Cash Equivalents

The table set forth below illustrates the composition of cash and cash equivalents at each of the noted dates (in thousands).

	December 31,
	2002	2001
Cash workings funds	$9,381	7,576
Noninterest-earning demand deposits	16,648	13,880
In-transit funds	6,205	6,014
Interest-earning balances	374	272
Federal funds sold	5,485	17,949

Total cash and cash equivalents	$38,093	45,691

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The average outstanding federal funds sold for fiscal 2002 and 2001 were $27.3 million and $7.2 million, respectively. The maximum amount of these outstanding agreements at any month-end during 2002 and 2001 were $52.3 million and $17.9 million, respectively.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank through vault cash or on deposit with the Federal Reserve Bank as compensating balances. At December 31, 2002 and 2001, these required reserves were met through vault cash.

3.    Investment Securities Available for Sale

The tables set forth below illustrate the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at December 31 (in thousands).

	2002
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury and U.S. Government agencies	$53,840	996	—	54,836
State and municipal	33,016	1,478	(4)	34,490
Mortgage-backed securities	25,529	280	(27)	25,782

Total	$112,385	2,754	(31)	115,108

	2001
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury and U.S. Government agencies	$29,269	284	(8)	29,545
State and municipal	55,798	753	(815)	55,736
Mortgage-backed securities	9,641	173	—	9,814

Total	$94,708	1,210	(823)	95,095

	2000
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. Treasury	$17,491	49	(44)	17,496
State and municipal	58,622	554	(883)	58,293
Mortgage-backed securities	22,917	33	(138)	22,812

Total	$99,030	636	(1,065)	98,601

During the year ended December 31, 2002, the Company had realized gains of $430 thousand and $81 thousand of realized losses on sales of investment securities available for sale compared with realized gains of $161 thousand and no realized losses in fiscal 2001. During 2000, realized gains on sales of investment securities available for sale amounted to $133 thousand, while realized losses were $2 thousand. Specific identification is the basis on which cost was determined in computing realized gains and losses. Proceeds from the sale of the Company’s available for sale securities and mortgage-backed securities totaled $24.1 million, $8.8 million, and $9.0 million during fiscal 2002, 2001, and 2000, respectively. Proceeds from the maturity of the Company’s available for sale securities and mortgage-backed securities totaled $25.6 million, $17.3 million, and $7.3 million during fiscal 2002, 2001, and 2000, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below represents the maturity distribution and related yields of investment securities available for sale relative to December 31, 2002 (dollars in thousands).

	Due within one year	Yield	Due after one year through five years	Yield	Due after five years through ten years	Yield	Due after ten years	Yield
U.S. Treasury and U. S. Government agencies	$34,834	3.16%	$20,001	3.76%	$—	—%	$—	—%
State and municipals	1,677	8.83	8,371	5.09	13,394	4.52	11,048	4.48
Mortgage-backed securities	586	5.25	17,419	3.97	3,916	4.29	3,862	5.65

Total fair value	$37,097	3.44%	$45,791	4.08%	$17,310	4.47%	$14,910	4.78%

Total amortized cost	$36,645		44,661		16,626		14,453

Investment securities available for sale with an aggregate carrying value of approximately $74.0 million and $68.3 million at December 31, 2002 and 2001, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4.     Loans

The table set forth below illustrates loans, including deferred fees and costs and in process accounts but excluding those mortgage loans held for sale, by classification at December 31 (in thousands).

	2002	2001	2000	1999	1998
Commercial, financial and agricultural	$202,259	154,069	123,727	107,934	93,343
Real estate-construction	24,636	22,836	14,321	13,373	10,341
Real estate-mortgage	340,068	310,981	283,541	231,637	215,709
Installment loans to individuals	58,579	65,935	76,653	92,813	93,873

Total loans excluding held for sale	$625,542	553,821	498,242	445,757	413,266

Nonaccrual loans included above	$2,500	3,399	3,031	1,521	1,485

Loans included in the table are net of participations, if any, and mortgage loans serviced for others. Mortgage loans serviced for the benefit of others amounted to $241.3 million, $190.3 million, and $133.3 million at December 31, 2002, 2001 and 2000, respectively.

The foregone interest income related to loans on nonaccrual amounted to $191 thousand, $325 thousand and $384 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. Interest collected since the loan was placed in nonaccrual status amounted to $4 thousand, $11 thousand and $14 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below illustrates the activity affecting the Allowance for the years ended December 31 (in thousands).

	2002	2001	2000
Allowance, beginning of year	$5,658	5,446	6,362
Provision for loan losses	4,288	4,038	3,880
Loan recoveries	226	207	191
Loans charged-off	(3,770)	(4,033)	(4,987)

Allowance, end of year	$6,402	5,658	5,446

At December 31, 2002, impaired loans amounted to approximately $1.4 million. During 2002, the average recorded investment in impaired loans was approximately $1.0 million, and there was $762 thousand included in the Allowance related to impaired loans at December 31, 2002. At December 31, 2001, impaired loans amounted to approximately $657 thousand. During 2001, the average recorded investment in impaired loans was approximately $329 thousand, and there was $329 thousand included in the Allowance related to impaired loans at December 31, 2001.

The Bank makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit that are issued on behalf of customers in connection with contracts between the customers and third parties. Under a standby letter of credit the Bank assures that the third party will not suffer a loss if the customer fails to meet the contractual obligation. The Bank applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews.

At December 31, 2002, except for the fact that the majority of the loan portfolio is located in the Company’s immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

The table set forth below illustrates the issued commitments the Company had to extend credit through various types of lending agreements at December 31, 2002 (in thousands).

Home equity loans	$15,880
Credit cards	35,050
Commercial real estate development	28,485
Other unused lines of credit	32,797

Total unused commitment and unused credit card lines	$112,212

Standby letters of credit	$1,616

Unused loan commitments are at adjustable rates that fluctuate with prime rate or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

5.    Premises and Equipment, Net

The table set forth below summarizes premises and equipment balances at December 31 (in thousands).

	2002	2001
Land	$3,867	3,874
Buildings and leasehold improvements	15,894	15,051
Furniture and equipment	16,681	15,320

Total premises and equipment, gross	36,442	34,245
Accumulated depreciation and amortization	(16,727)	(15,070)

Total premises and equipment, net	$19,715	19,175

Depreciation and amortization of premises and equipment totaled $1.7 million in 2002 and $1.6 million in both 2001 and 2000.

6.    Mortgage Servicing Rights

Mortgage servicing rights, net of valuation allowance, totaled approximately $2.0 million and $1.6 million at December 31, 2002 and 2001, respectively, and are included in “other assets” on the consolidated balance sheet. A valuation allowance of $113 thousand and $69 thousand was required at December 31, 2002 and 2001, respectively.

The table set forth below summarizes the changes in mortgage servicing rights, net of valuation allowance, for the years ended December 31 (in thousands).

	2002	2001
Balance, at beginning of year	$1,640	1,086
Capitalized mortgage servicing rights	1,307	1,237
Amortization	(946)	(615)
Change in valuation allowance	(44)	(68)

Total mortgage servicing rights, net of valuation allowance, at end of year	$1,957	1,640

The table set forth below summarizes the activity affecting the valuation allowance for impairment of mortgage servicing rights for the years ended December 31 (in thousands).

	2002	2001
Valuation allowance, at beginning of year	$69	1
Aggregate additions charged and reductions credited to operations	44	68
Aggregate direct writedowns charged against allowance	—	—

Valuation allowance, at end of year	$113	69

7.    Intangible Assets

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

separately valued and recognized on the balance sheet if they meet certain requirements. Under SFAS No. 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization but are to be tested for impairment on an annual basis. The Company adopted SFAS No. 141 and the provisions of SFAS No. 142 relating to non-amortization and amortization of intangible assets on July 1, 2001.

Effective January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142 which require goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite useful lives acquired in purchase business combinations completed before July 1, 2001 were subject to amortization through December 31, 2001, at which time amortization ceased. Intangible assets with estimable useful lives are amortized over their respective estimable useful lives to their estimable residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 141 requires the Company to evaluate its existing intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 in terms of recognition of finite and infinite useful lives intangibles. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired.

On October 1, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The Statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. SFAS No. 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The FASB recognizes Emerging Issues Task Force (“EITF”) 98-3, “ Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination,” as guidance for determining if a transaction meets the criteria to be considered a business combination. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72 does not apply after September 30, 2002. Financial institutions meeting conditions outlined in SFAS No. 147 were required to restate previously issued 2002 quarterly financial statements, if material. The objective of that restatement requirement was to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. Transition provisions were effective on October 1, 2002 and early application was permitted.

In accordance with the above referenced pronouncements, the Company determined that each of its past acquisitions meets the definition of a business combination, and, thus, is to be accounted for under this new pronouncement. The Company did not restate previously issued 2002 quarterly financial statements due to immateriality.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The Company completed its analysis of the fair value of its reporting units with goodwill by June 30, 2002 and was not required to provide for any transitional impairment losses.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Goodwill amortization expense, presented in “other noninterest expense” in the consolidated statements of income, and net income of the Company for the periods noted follow as well as earning per share calculation effects (in thousands, except share data).

	For the years ended December 31,
	2002	2001	2000
Net income	$9,621	8,400	6,975
Goodwill amortization, net of tax	—	235	245

Adjusted net income	$9,621	8,635	7,220

Earnings per share—Basic	$1.53	1.34	1.12
Goodwill amortization, net of tax effect on earnings per share—Basic	—	.04	.04

Adjusted earnings per share—Basic	$1.53	1.38	1.16

The table set forth below illustrates the activity of intangible assets with finite lives, which are comprised of customer list intangibles, presented in “other assets” in the consolidated balance sheets, and the related amortization, presented in “other noninterest expense” in the consolidated statements of income, for the years noted (in thousands).

	For the years ended December 31,
	2002	2001
Balance, at beginning of year	$727	847
Amortization	119	120

Balance, at end of year	$608	727

The table set forth below illustrates the activity of intangible assets with infinite lives, presented in “other assets” in the consolidated balance sheets, and the related amortization, presented in “other noninterest expense” in the consolidated statements of income, for the years noted (in thousands).

	For the years ended December 31,
	2002	2001
Balance, at beginning of year	$3,691	4,009
Amortization	—	318

Balance, at end of year	$3,691	3,691

The intangibles of one past acquisition were not differentiated between indefinite and definite useful lives prior to the issuance of FASB No. 141 and No. 142 although the information to do so was available. Upon the adoption of these statements, indefinite useful life intangibles were carved out of the total balance as permitted by the pronouncements. The preceding tables have been adjusted to reflect this change.

The Company estimates amortization expense related to finite lived intangibles in fiscal years 2003 through 2009 ranging from $144 thousand to $33 thousand.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

8.    Real Estate and Personal Property Acquired in Settlement of Loans

Real estate acquired in settlement of loans held by the Company, included within “other assets” in the consolidated balance sheet, totaled $2.5 million and $217 thousand at December 31, 2002 and 2001, respectively. Repossessed automobiles acquired in settlement of loans, also included within “other assets” in the consolidated balance sheet, totaled $181 thousand and $581 thousand at December 31, 2002 and 2001, respectively.

During 2002 additions of real estate acquired in settlement of loans totaled $3.7 million. Subsequent writedowns in 2002 resulting from the ongoing review of the real estate portfolio, in an effort to record the properties at the lower of cost or fair value minus estimated selling costs, totaled $295 thousand, while sales from the portfolio totaled $1.1 million.

During 2001 additions of real estate acquired in settlement of loans totaled $1.2 million. Subsequent writedowns in 2001 resulting from the ongoing review of the real estate portfolio, in an effort to record the properties at the lower of cost or fair value minus estimated selling costs, totaled $22 thousand, while sales from the portfolio totaled $1.0 million.

9.    Deposits

The table set forth below summarizes deposits, by type, at December 31 (in thousands).

	2002	2001
Transaction accounts	$271,238	253,890
Savings deposits	37,807	33,294
Insured money market accounts	79,553	69,149
Time deposits over $100,000	104,121	77,036
Other time deposits	229,272	211,931

Total deposits	$721,991	645,300

Interest paid on time deposits of $100 thousand or more amounted to $2.9 million, $4.2 million, and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The table set forth below illustrates the aggregate amounts of time deposits with maturities for the years subsequent to December 31 (in thousands).

	2002	2001
Maturing within one year	$219,029	263,559
Maturing after one year through two years	20,389	14,875
Maturing after two years through three years	89,269	3,688
Maturing after three years through four years	1,503	5,353
Maturing after four years through five years	3,107	1,393
Maturing after five years	96	99

Total time deposits with maturities for years subsequent to December 31	$333,393	288,967

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

10.    Short-Term Borrowings (dollars on thousands)

	2002	2001	2000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE WITH CUSTOMERS
Amount outstanding at year-end	$12,831	15,313	12,733
Average amount outstanding during year	17,979	15,269	13,842
Maximum amount outstanding at any month-end	24,434	16,055	16,759
Weighted average rate paid at year-end	0.50%	1.00	4.15
Weighted average rate paid during the year	0.93	2.63	4.96

Bank of America and Sun Trust hold the securities underlying these agreements in the Bank’s name in safekeeping for the benefit of the Bank’s customers.

	2002	2001	2000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE WITH A BANK
Amount outstanding at year-end	$—	—	7,190
Average amount outstanding during year	—	1,736	6,193
Maximum amount outstanding at any month-end	—	7,220	12,625
Weighted average rate paid at year-end	—	—	6.65
Weighted average rate paid during the year	—	5.98%	6.88

Sun Trust holds the securities underlying these agreements in the Bank’s name in safekeeping for the benefit of the Bank.

	2002	2001	2000
FEDERAL FUNDS PURCHASED
Amount outstanding at year-end	$—	—	—
Average amount outstanding during year	30	1,515	6,361
Maximum amount outstanding at any month-end	—	6,800	28,000
Weighted average rate paid at year-end	—	—	—
Weighted average rate paid during the year	2.13%	3.92	7.06

	2002	2001	2000
COMMERCIAL PAPER (MASTER NOTE)
Amount outstanding at year-end	$14,839	11,076	15,359
Average amount outstanding during year	15,067	13,310	15,945
Maximum amount outstanding at any month-end	17,657	14,990	17,850
Weighted average rate paid at year-end	0.57%	1.00	4.40
Weighted average rate paid during the year	0.98	2.70	4.95

During 1991 the Company began selling commercial paper as an alternative investment tool for its commercial customers. Through a master note arrangement between Bancshares and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts. These master notes are unsecured but are backed by the full faith and credit of Bancshares. The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

11.    Income Taxes

The table set forth below illustrates income tax expense composition attributable to continuing operations for the years ended December 31 (in thousands).

	2002	2001	2000
Current
Federal	$3,933	2,795	1,909
State	430	393	336

Total current	4,363	3,188	2,245

Deferred
Federal	333	362	392
State	—	50	—

Total deferred	333	412	392

Total current and deferred	$4,696	3,600	2,637

The table set forth below illustrates the effective tax rate variances for the years ended December 31 from the Federal statutory rates.

	2002	2001	2000
U.S. Federal income tax rate	34.1%	34.0	34.0
Changes from statutory rates resulting from
Tax-exempt interest income	(4.3)	(6.7)	(10.1)
Expenses not deductible for tax purposes	.6	.7	.8
State taxes, net of Federal income tax benefit	2.0	2.5	2.3
Other	.4	(.5)	.4

Effective tax rate	32.8%	30.0	27.4

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below illustrates the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 (in thousands).

	2002	2001
Deferred tax assets
Loan loss reserves	$2,182	2,030
Basis of intangible assets for tax purposes in excess of basis for financial reporting	163	184
Other	74	155

Total gross deferred tax assets	2,419	2,369
Less valuation allowance	—	—

Net deferred tax assets	2,419	2,369

Deferred tax liabilities
Unrealized gain on securities available for sale	(1,049)	(149)
Fixed assets, due to depreciation differences	(1,037)	(925)
Deferred loan costs deducted for tax purposes as incurred	(404)	(524)
Deferred loan fees recognized under the principal reduction method for tax purposes	(773)	(672)
Prepaid pension expense	(807)	(673)
Other	(453)	(297)

Total gross deferred tax liabilities	(4,523)	(3,240)

Net deferred tax liability	$(2,104)	(871)

A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on securities available for sale. A current period deferred tax expense related to the change in unrealized gains and losses on securities available for sale of $900 thousand has been recorded directly to shareholders equity. The rest of the change in the deferred tax liability results from the current period deferred tax expense of $333 thousand.

No valuation allowance for deferred tax assets has been established at either December 31, 2002 or 2001. Because of taxes paid in carry back periods, as well as estimates of future taxable income, it is management’s belief that realization of the net deferred tax asset is more likely than not.

In 2002, the Internal Revenue Service’s examination the Company’s federal income tax returns for the years 1997 and 1998 was completed and resulted in no adjustments for the Company.

12.    Employee Benefit Plans

Postretirement Benefits

The Bank has a noncontributory defined benefit pension plan which covers all full-time employees who have at least twelve months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested at five or more years of service. No vesting occurs until five years of service has been achieved. The Bank’s Trust Department administers the plan. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The tables set forth below detail the change in benefit obligation, change in plan assets and reconciliation of funded status of the plan as well as the components of net periodic benefit cost and the weighted-average assumptions used in determining these amounts for the years ended December 31 (dollars in thousands).

	2002	2001
Change in benefit obligation
Benefit obligation, at beginning of year	$8,002	5,871
Service cost	547	486
Interest cost	526	462
Actuarial loss (gain)	(97)	1,440
Benefits paid	(174)	(257)

Benefit obligation, at end of year	$8,804	8,002

Change in plan assets
Fair value of plan assets, at beginning of year	$7,014	6,592
Actual return on plan assets	(425)	54
Employer contribution	922	625
Benefits paid	(174)	(257)

Fair value of plan assets, at end of year	$7,337	7,014

Reconciliation of funded status
Funded status	$(1,468)	(988)
Unrecognized prior service cost	35	43
Unrecognized net actuarial loss	3,402	2,590
Unrecognized transition	—	(26)

Prepaid benefit cost included in “other assets”	$1,969	1,619

	2002	2001	2000
Components of net periodic benefit cost
Service cost	$486	356	343
Interest cost	462	400	348
Expected return on plan assets	(549)	(522)	(463)
Amortization of transition asset	(26)	(26)	(26)
Amortization of prior service cost	9	9	9

Net periodic benefit cost	$382	217	211

Weighted-average assumptions at December 31
Discount rate	6.75%	6.50	7.75
Rate of increase in compensation levels	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.00	8.00	8.00

Stock Option Plans

Since 1987, the Company has adopted several plans (the “Stock Option Plans”) pursuant to which the Company’s Board of Directors may grant incentive and non-incentive stock options to certain key employees and directors of the Company. The option price and term of the options shall be determined by the Board on grant date, but shall not be less than 100% of fair market value as of grant date and shall not be greater than 10 years, respectively. Because the Company’s stock is not traded on an established market, the fair value may be determined by an annual independent actuarial valuation. As of December 31, 2002 and 2001, 625,000 and 589,000 shares, respectively, had been granted under these plans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2002 and 2001, there were 24,800 and 56,800 remaining shares, respectively, available for grant under the Stock Option Plans. The table set forth below summarizes stock option activity for these plans for the years noted.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 1999	277,356	$7.96
Granted	58,000	13.00
Forfeited	(49,600)	11.15
Exercised	(28,900)	5.81

Outstanding at December 31, 2000	256,856	8.93
Granted	55,000	13.50
Forfeited	(9,800)	8.75
Exercised	(28,926)	5.87

Outstanding at December 31, 2001	273,130	10.18
Granted	36,000	13.50
Forfeited	(4,000)	8.75
Exercised	(44,355)	7.27

Outstanding at December 31, 2002	260,775	11.15

The table set forth below summarizes information regarding stock options outstanding at December 31, 2002.

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/02	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable at 12/31/02	Weighted-average exercise price
$8.75 – 8.75	123,775	6.17 years	$8.75	118,375	$8.75
$13.00 – 13.00	48,000	8.00 years	13.00	28,800	13.00
$13.50 – 13.50	89,000	9.40 years	13.50	27,200	13.50

Total	260,775	7.61 years	11.15	174,375	10.19

The Company follows the provisions of APB Opinion No. 25, and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 2002, 2001 or 2000.

The Company accounts for its stock options in accordance with SFAS No. 123. SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management’s opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of stock option fair value. Therefore, as permitted, the Company will continue to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

The per-share weighted average fair values of stock options granted in 2002, 2001 and 2000 were $4.38, $4.27 and $5.14, respectively. The fair values were estimated as of the respective grant dates using the Black-Scholes option-pricing model. Input variables used in the model included weighted-average risk free interest rates of 4.93%, 4.70% and 6.41%, respectively; expected dividend yields of 1.50%, 1.50% and 1.40%, respectively; and expected volatility factors of 18.94%, 19.10% and 20.39%, respectively; and estimated option lives of 10 years.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

See Note 1 for the Company’s pro forma net income and earnings per share as it would have been effected had compensation expense for the Company’s Stock Option Plans been determined based on the fair value grant date for awards granted in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123.

13.    Net Income per Common Share

The tables set forth below illustrate a reconciliation of the numerators and denominators of the basic and diluted per-share computations of net income for the years ended December 31, 2002, 2001 and 2000 (dollars in thousand, ).

	Income (numerator)	Shares (denominator)	Per-Share amount
2002
Basic EPS
Income available to common stockholders	$9,621	6,296,956	$1.53
Effect of dilutive securities: stock options	—	174,040	—

Diluted EPS
Income available to common stockholders plus assumed exercises of stock options	$9,621	6,470,996	$1.49

	Income (numerator)	Shares (denominator)	Per-Share amount
2001
Basic EPS
Income available to common stockholders	$8,400	6,263,031	$1.34
Effect of dilutive securities: stock options	—	162,892	—

Diluted EPS
Income available to common stockholders plus assumed exercises of stock options	$8,400	6,425,923	$1.31

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
2000
Basic EPS
Income available to common stockholders	$6,975	6,241,775	$1.12
Effect of dilutive securities: stock options	—	177,142	—

Diluted EPS
Income available to common stockholders plus assumed exercises of stock options	$6,975	6,418,917	$1.09

14.    Commitments and Contingencies

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s consolidated financial position or results of operations.

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the Company disclosed a legal proceeding between the Bank and M. Snyder’s, Inc., an automobile dealership, relating to sales finance contracts that M. Snyder’s sold to the Bank. The Bank, in turn, filed a counterclaim against M. Snyder and a third

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

party complaint against a M. Snyder’s Inc. employee. In December 2002, the Bank and M. Snyder’s Inc. entered into a final settlement agreement, in connection with which Progressive Casualty Insurance Company paid $150,000 to M. Snyder’s Inc. in full and final settlement of all claims made against the Bank.

Lease Agreements

On December 31, 2002, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment. The table set forth below illustrates the scheduled payments under these leases (in thousands).

2003	$1,120
2004	1,004
2005	850
2006	807
2007	519
Subsequent years	195

Total payment obligations under noncancelable operating leases	$4,495

Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $999 thousand, $786 thousand and $768 thousand in 2002, 2001, and 2000, respectively. The leases typically provide that the lessee pay property taxes, insurance and maintenance costs.

Lending Commitments

In the normal course of business, to meet the financing needs of its customers, the Bank is a party to financial customer’s with off-balance-sheet risk. Lending commitments include loan commitments, standby letters of credit, and unused credit card lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At December 31, 2002, these commitments totaled $112.2 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $1.6 million at December 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise.

The table set forth below illustrates the Company’s issued commitments to extend credit loan commitments and unused credit card lines at December 31, 2002 (in thousands).

Home equity loans	$15,880
Credit cards	35,050
Commercial real estate development	28,485
Other unused lines of credit	32,797

Total unused commitment and unused credit card lines	$112,212

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Generally, unused loan commitments are at adjustable rates that fluctuate with prime rate or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

Mortgage loans serviced for the benefit of others amounted to $241.3 million, $190.3 million, and $133.3 million at December 31, 2002, 2001 and 2000, respectively.

15.    Related Party Transactions

Certain of the Company’s directors and executive officers are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $6.0 million at December 31, 2002 and 2001. From January 1, 2002 through December 31, 2002, these directors and executive officers and their related interests borrowed $789 thousand and repaid $746 thousand. From January 1, 2001 through December 31, 2001, these directors and executive officers and their related interests borrowed $7.5 million and repaid $4.3 million. In the opinion of management, these loans do not involve more than the normal risk of collectibility and do not present other unfavorable features.

16.    Disclosures Regarding Fair Value of Financial Instruments

The table set forth below represents the estimated fair values of the Company’s financial instruments at December 31 (in thousands).

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and due from banks and cash equivalents	$38,093	38,093	45,691	45,691
Federal Home Loan Bank stock	1,733	1,733	1,733	1,733
Investment securities available for sale	115,108	115,108	95,095	95,095
Mortgage loans held for sale	11,851	11,851	10,054	10,054
Loans	625,542	629,745	553,821	552,630
Deposits	721,991	728,829	645,300	652,318
Borrowings
Securities sold under agreements to repurchase	12,831	12,831	15,313	15,313
Commercial paper (Master note)	14,839	14,839	11,076	11,076

17.    Bancshares (Parent Company Only) Condensed Financial Information

Bancshares’ principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that the Bank can pay to Bancshares. The Bank’s total risk-based capital ratio at December 31, 2002 was 10.57%. Reference is made to Note 18 for information relating to regulatory capital requirements. At December 31, 2002, the Bank had $3.6 million of excess capital available for payment of dividends and still be considered “well-capitalized” related to the total risk based capital ratio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Bancshares’ principal asset is its investment in its bank subsidiary. The tables set forth below illustrate Bancshares’ condensed balance sheets as of December 31, 2002 and 2001, the related condensed statements of income and cash flows for the three-year period ended December 31, 2002 (in thousands).

Condensed Balance Sheets

	December 31,
	2002	2001
Assets
Cash	$737	508
Due from subsidiary	14,839	11,076
Investment in wholly owned bank subsidiary	66,080	57,856
Goodwill	704	704

Total assets	$82,360	70,144

Liabilities and Shareholders’ Equity
Commercial paper (Master notes)	$14,839	11,076
Shareholders’ equity	67,521	59,068

Total liabilities and shareholders’ equity	$82,360	70,144

Condensed Statements of Income

	For the years ended December 31,
	2002	2001	2000
Interest income from commercial paper (Master notes)	$147	359	789
Dividends received from Bank	2,834	2,569	2,310
Equity in undistributed earnings of subsidiary	6,787	5,892	4,725
Interest expense on commercial paper (Master notes)	(147)	(359)	(789)
Other operating expenses	—	(61)	(60)

Net income	$9,621	8,400	6,975

Condensed Statements of Cash Flows

	For the years ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$9,621	8,400	6,975
Decrease (increase) in due from subsidiary	(3,763)	4,283	(2,786)
Earnings retained by wholly owned subsidiary	(6,787)	(5,892)	(4,725)
Amortization of goodwill	—	61	61

Net cash provided by (used in) operating activities	(929)	6,852	(475)

Cash flows from financing activities
Net change in commercial paper (Master notes)	3,763	(4,283)	2,786
Proceeds from stock option activity	229	142	168
Dividends paid	(2,834)	(2,569)	(2,310)

Net cash provided by (used in) financing activities	1,158	(6,710)	644

Net increase in cash	229	142	169
Cash, at beginning of year	508	366	197

Cash, at end of year	$737	508	366

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

18.    Regulatory Capital Requirements

The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to Bancshares. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2002 and 2001 the Company and the Bank were each categorized as “well capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital to risk-weighted assets
Company	$67,949	10.69%	$50,852	8.00%	N/A	N/A
Bank	67,212	10.57	50,852	8.00	$63,565	10.00%
Tier 1 capital to risk-weighted assets
Company	$61,547	9.68%	$25,426	4.00%	N/A	N/A
Bank	60,810	9.57	25,426	4.00	$38,139	6.00%
Tier 1 capital to average assets
Company	$61,547	7.57%	$32,528	4.00%	N/A	N/A
Bank	60,810	7.48	32,538	4.00	$40,672	5.00%

December 31, 2001
Total capital to risk-weighted assets
Company	$60,068	10.81%	$44,454	8.00%	N/A	N/A
Bank	59,561	10.72	44,454	8.00	$55,568	10.00%
Tier 1 capital to risk-weighted assets
Company	$54,411	9.79%	$22,227	4.00%	N/A	N/A
Bank	53,904	9.70	22,227	4.00	$33,341	6.00%
Tier 1 capital to average assets
Company	$54,411	7.45%	$29,204	4.00%	N/A	N/A
Bank	53,904	7.38	29,209	4.00	$36,512	5.00%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

19.    Quarterly Financial Data (Unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except share data).

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net interest income	$8,346	8,444	8,683	8,406	33,879
Provision for loan losses	900	1,000	1,200	1,188	4,288
Noninterest income	3,371	3,555	3,442	3,663	14,031
Noninterest expense	7,173	7,309	7,412	7,411	29,305
Income tax provision	1,189	1,205	1,184	1,118	4,696

Net income	$2,455	2,485	2,329	2,352	9,621

Net income per share-basic	$0.39	0.40	0.36	0.38	1.53

Net income per share-dilutive	$0.38	0.38	0.36	0.37	1.49

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net interest income	$6,785	7,322	7,574	8,041	29,722
Provision for loan losses	850	1,388	900	900	4,038
Noninterest income	2,602	3,477	3,232	3,558	12,869
Noninterest expense	6,197	6,405	6,832	7,119	26,553
Income tax provision	670	916	882	1,132	3,600

Net income	$1,670	2,090	2,192	2,448	8,400

Net income per share-basic	$0.27	0.33	0.35	0.39	1.34

Net income per share-dilutive	$0.26	0.32	0.35	0.38	1.31

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required in Item 9 is incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 23, 2001.

Part III

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 13.     Certain Relationships and Related Transactions

The information required by these items is set forth in the definitive Proxy Statement of the Company filed in connection with its 2003 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth in Item 5, “Market for Registrant’s Common Stock and Related Shareholder Matter” of this Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) and several other members of the Company’s senior management within the 90- day period preceding the filing date of this Annual Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the year ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements

See Item 8.

(2) Financial Statement Schedules

Financial statement schedules normally required on Form 10-K are omitted as they are not applicable or because the required information is included in the consolidated financial statements or related notes to consolidated financial statements.

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1

Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

3.1.2

Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.3

Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.4

Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.5

Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

3.1.6

Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: incorporated by reference to Exhibit 3.1.6 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999.

3.2.1	By-Laws adopted April 10, 1990. Incorporated by reference to Exhibit 3.2.1 to the Company’s 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997.

3.2.2

Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company’s 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997.

3.2.3

Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company’s 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999.

4.1.1	Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .5

Exhibit No.	Description

4.2	Bylaws of the Registrant: Included in Exhibit 3.2.1 - .3

4.3

Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

4.4

Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

10.1 *

Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10 (a) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

10.2 *

The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

10.3 *	The Palmetto Bank Officer Incentive Compensation Plan

10.4 *

Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: incorporated by reference to Exhibit 10.1 to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

13.1^	2002 Annual Report to Shareholders

21.1^	List of Subsidiaries of the Registrant

*	Management contract or compensatory plan or arrangement.

^	Filed with this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the three-month period ended December 31, 2002.

(c)	Exhibits Required to be Filed Pursuant to Item 601 of Regulation S-K

Exhibits required by Item 601 of Regulation S-K to be filed with this Form 10-K are filed herewith or incorporated by reference herein.

(d)	Financial Statement Schedules Required to be Filed Pursuant to Regulation S-X

Not Applicable.

74

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

Date:  March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

L. Leon Patterson	Director	March 17, 2003

Paul W. Stringer	Director	March 17, 2003

W. Fred Davis, Jr.	Director	March 17, 2003

David P. George, Jr.	Director	March 17, 2003

Michael D. Glenn	Director	March 17, 2003

John T. Gramling, II	Director	March 17, 2003

William S. Moore	Director	March 17, 2003

Sam B. Phillips, Jr.	Director	March 17, 2003

James M. Shoemaker, Jr.	Director	March 17, 2003

Ann B. Smith	Director	March 17, 2003

Edward Keith Snead, III	Director	March 17, 2003

J. David Wasson, Jr.	Director	March 17, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF PALMETTO BANCSHARES, INC. PURSUANT TO 15 U.S.C. SECTION 7241

I, L. Leon Patterson, hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Palmetto Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ L. LEON PATTERSON
L. Leon Patterson Chairman and Chief Executive Officer

Date:  March 17, 2003

CERTIFICATION OF CHIEF ACCOUNTING OFFICER OF PALMETTO BANCSHARES, INC. PURSUANT TO 15 U.S.C. SECTION 7241

I, Paul W. Stringer, hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Palmetto Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL W. STRINGER
Paul W. Stringer President and Chief Operating Officer (Chief Accounting Officer)

Date:  March 17, 2003

EXHIBIT INDEX

Exhibit No.	Description
13.1	2002 Annual Report to Shareholders
21.1	List of Subsidiaries of the Registrant