Form 10-Q
period 2003-03-31
PALMETTO BANCSHARES INC
filed 2003-05-15
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26016

PALMETTO BANCSHARES, INC. (Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	74-2235055 (IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina (Address of principal executive offices)	29360 (Zip Code)

(864) 984-4551 (Registrant's telephone number)	palmettobank.com (Registrant's web site)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2003

Common stock, $5.00 par value	6,349,109

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,		December 31,
	2003	2002	2002
	(unaudited)
ASSETS
Cash and due from banks	$ 32,953	36,079	32,608
Federal funds sold	14,479	22,280	5,485
Federal Home Loan Bank (FHLB) stock, at cost	1,868	1,733	1,733
Investment securities available for sale at fair value	113,138	104,873	115,108
Loans held for sale	11,093	13,363	11,851

Loans	646,628	555,660	625,542
Less allowance for loan losses	(6,771)	(5,744)	(6,402)
Loans, net	639,857	549,916	619,140

Premises and equipment, net	19,805	19,522	19,715
Accrued interest receivable	4,114	4,740	4,146
Other assets	15,792	12,014	15,206
Total assets	$ 853,099	764,520	824,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 116,615	101,945	114,573
Interest-bearing	622,144	565,695	607,418
Total deposits	738,759	667,640	721,991

Securities sold under agreements to repurchase	16,261	16,798	12,831
Commercial paper (Master notes)	16,965	13,154	14,839
Other liabilities	11,358	6,225	7,810
Total liabilities	783,343	703,817	757,471

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,329,909, 6,291,578 and 6,324,659
at March 31, 2003 and 2002 and December 31, 2002, respectively.	31,650	31,458	31,623
Capital surplus	89	29	50
Retained earnings	36,314	29,148	34,173
Accumulated other comprehensive income, net of tax	1,703	68	1,675
Total shareholders' equity	69,756	60,703	67,521

Total liabilities and shareholders' equity	$ 853,099	764,520	824,992

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the three months ended March 31,
	2003	2002
	(unaudited)
Interest income
Interest and fees on loans	$ 10,722	10,528
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	415	311
State and municipal	382	635
Mortgage-backed securities	209	131
Interest on federal funds sold	35	58
Dividends on FHLB stock	23	26
Total interest income	11,786	11,689

Interest expense
Interest on deposits, including retail repurchase agreements	2,804	3,308
Interest on federal funds purchased	4	1
Interest on commercial paper (Master notes)	23	34
Total interest expense	2,831	3,343

Net interest income	8,955	8,346

Provision for loan losses	900	900

Net interest income after provision for loan losses	8,055	7,446

Noninterest income
Service charges on deposit accounts	2,004	1,825
Fees for trust and brokerage services	637	612
Gains on sales of mortgage loans	339	225
Gains on sales of investment securities	95	140
Other	398	569
Total noninterest income	3,473	3,371

Noninterest expense
Salaries and other personnel	3,670	3,679
Net occupancy	567	548
Furniture and equipment	813	635
FDIC assessment	39	28
Postage and supplies	396	382
Marketing and advertising	184	255
Telephone	184	193
Cardholder processing	136	141
Sales finance losses	11	24
Other	1,228	1,288
Total noninterest expense	7,228	7,173

Income before income taxes	4,300	3,644

Income tax provision	1,398	1,189

Net income	$ 2,902	2,455

Share Data:
Net income - Basic	$ 0.46	0.39
Net income - Diluted	0.45	0.38
Book value	11.02	9.65

Weighted average common shares outstanding - Basic	6,326,698	6,287,279
Weighted average common shares outstanding - Diluted	6,482,699	6,473,816

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(in thousands, except share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income, net	Total
Balance at December 31, 2001	6,283,623	$ 31,418	26	27,386	238	59,068

Net income				2,455		2,455
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net
of tax effect of $53					(84)
Less: reclassification adjustment for gains included
in net income, net of tax effect of $54					(86)
Net unrealized gains (losses) on securities						(170)
Comprehensive income						2,285

Cash dividend declared and paid ($.11 per share)				(693)		(693)
Stock option activity	7,955	40	3			43
Balance at March 31, 2002	6,291,578	$ 31,458	29	29,148	68	60,703

Balance at December 31, 2002	6,324,659	$ 31,623	50	34,173	1,675	67,521

Net income				2,902		2,902
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $54					86
Less: reclassification adjustment for gains included
in net income, net of tax effect of $37					(58)
Net unrealized gains on securities						28
Comprehensive income						2,930

Cash dividend declared and paid ($.12 per share)				(761)		(761)
Stock option activity	5,250	27	39			66
Balance at March 31, 2003	6,329,909	$ 31,650	89	36,314	1,703	69,756

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income	$ 2,902	2,455
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	249	588
Gain on sale of investment securities	(95)	(140)
Provision for loan losses	900	900
Origination of loans held for sale	(36,773)	(27,184)
Sale of loans held for sale	37,870	24,100
Gain on sale of loans	(339)	(225)
Change in accrued interest receivable	32	207
Change in other assets	(21)	(219)
Change in other liabilities, net	3,531	1,809

Net cash provided by operating activities	8,256	2,291

Cash flows from investing activities
Purchase of investment securities available for sale	(15,327)	(37,130)
Proceeds from maturities of investment securities available for sale	4,335	4,841
Proceeds from sale of investment securities available for sale	9,114	20,779
Principal paydowns on mortgage-backed securities available for sale	3,744	1,451
Purchase of Federal Home Loan Bank stock	(135)	-
Net increase in loans outstanding	(21,750)	(4,043)
Purchases of premises and equipment, net	(527)	(774)

Net cash used in investing activities	(20,546)	(14,876)

Cash flows from financing activities
Net increase in deposit accounts	16,768	22,340
Net increase in securities sold under agreements to repurchase	3,430	1,485
Net increase in commercial paper	2,126	2,078
Proceeds from issuance of common stock	66	43
Dividends paid	(761)	(693)

Net cash provided by financing activities	21,629	25,253

Net increase in cash and cash equivalents	9,339	12,668
Cash and cash equivalents at beginning of the period	38,093	45,691

Cash and cash equivalents at end of the period	$ 47,432	58,359

Supplemental Information
Cash paid during the period for:
Interest expense	$ 2,926	3,573
Income taxes	962	698

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available
for sale, pre-tax	$ 45	(276)
Loans transferred to other real estate owned	133	1,506
Loans charged -off	588	868

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Notes To Consolidated Interim Financial Statements

1.       GENERAL

Principles of Consolidation and Nature of Operations
The foregoing unaudited consolidated financial statements include accounts of the Palmetto Bancshares, Inc. (defined collectively with its subsidiaries as the "Company"), its wholly owned subsidiary, The Palmetto Bank (the "Bank"), and Palmetto Capital, Inc., the Bank's wholly owned subsidiary. The Bank provides a full range of banking services including, but not limited to, taking deposits and making loans. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company's primary market area is the upstate of South Carolina.

In management's opinion, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for a fair presentation of the results for interim periods presented have been included.  Any such adjustments are of a normal and recurring nature. The Company operates as one business segment. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items do not represent assets of the Company or its subsidiary.

Basis of Presentation
The unaudited consolidated interim financial statements are presented in accordance with the instructions for Form 10-Q.  Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Summary of Significant Accounting Policies
The significant accounting policies used by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting as described in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.  There have been no changes in these policies subsequent to the year ended December 31, 2002.

Accounting Estimates and Assumptions
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets for the periods presented. In addition, they affect the reporting amounts of income and expense during the reporting period as of the dates of the consolidated statements of income for the periods presented. Actual results could differ from these estimates and assumptions.  As such, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected in future periods.

Risks and Uncertainties
In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company and the valuation of mortgage loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.

Reclassifications
Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior years' net income or shareholders' equity as previously reported.

2.       PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based on net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

For the three months ended March 31,
	2003	2002
BASIC
Average common shares outstanding (denominator)	6,326,698	6,287,279

DILUTED
Average common shares outstanding	6,326,698	6,287,279
Dilutive potential common shares	156,001	186,537
Average diluted shares outstanding (denominator)	6,482,699	6,473,816

At March 31, 2003 there were no option shares that were excluded from the calculation of diluted earnings because the exercise price was greater than the average market price of the common shares as of that date, based on information available to the Company at that time.

3.       INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under SFAS No. 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization but are to be tested for impairment on an annual basis. The Company adopted SFAS No. 141 and the provisions of SFAS No. 142 relating to non-amortization and amortization of intangible assets on July 1, 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142 which require goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite useful lives acquired in purchase business combinations completed before July 1, 2001 were subject to amortization through December 31, 2001, at which time amortization ceased. Intangible assets with estimable useful lives are amortized over their respective estimable useful lives to their estimable residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 required the Company to evaluate its existing intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 in terms of recognition of finite and infinite useful lives intangibles. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. The Company completed its analysis of the fair value of its reporting units with goodwill by June 30, 2002 and was not required to provide for any transitional impairment losses.

In accordance with SFAS No. 142, the Company plans to review impairment annually and make adjustments as necessary to the carrying amount of goodwill.

The table set forth below illustrates the activity of intangible assets with finite lives, which are comprised of customer list intangibles, presented in "other assets" in the consolidated balance sheets, and the related amortization, presented in "other noninterest expense" in the consolidated statements of income, for the years noted (in thousands).

For the three months ended March 31,
	2003	2002
Balance, at beginning of year	$ 608	727
Amortization	34	30
Balance, at end of year	$ 574	697

The table set forth below illustrates the activity of intangible assets with infinite lives, presented in "other assets" in the consolidated balance sheets, and the related amortization, presented in "other noninterest expense" in the consolidated statements of income, for the years noted (in thousands).

For the three months ended March 31,
	2003	2002
Balance, at beginning of year	$ 3,691	3,691
Amortization	---	---
Balance, at end of year	$ 3,691	3,691

The intangibles of one past acquisition were not differentiated between indefinite and definite useful lives prior to the issuance of FASB No. 141 and No. 142 although the information to do so was available. Upon the adoption of these statements, indefinite useful life intangibles were segregated from the total balance as permitted by the pronouncements. The preceding tables have been adjusted to reflect this change.

The Company estimates amortization expense related to intangibles with finite lives in fiscal years 2003 through 2009 ranging from $144 thousand to $33 thousand.

4.      MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $2.1 million, $2.1 million and $1.8 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Amortization expense for MSRs totaled $420 thousand and $196 thousand for the three months ended March 31, 2003 and 2002, respectively. Amortization expense for MSRs for the twelve months ended December 31, 2002 totaled $946 thousand. Amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.  The impairment adjustments to MSRs for the three months ended March 31, 2003 and 2002 were $46 thousand and $37 thousand, respectively. The impairment adjustment to MSRs for the twelve months ended December 31, 2002 totaled $44 thousand. A valuation allowance for impairment totaling $159 thousand was required at March 31, 2003, increasing from a valuation allowance of $105 thousand required at March 31, 2002. The valuation allowance for impairment required at December 31, 2002 totaled $113 thousand.

5.      STOCK-BASED COMPENSATION

At March 31, 2003, the Company had a stock-based compensation plan which was described more fully in Note 12 of the Notes To Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company's employees as well as directors participate in the stock awards plan providing both with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company. No stock-based compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The table set forth below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data).

	For the three months ended March 31,
	2003	2002
Net income, as reported	$ 2,902	2,455
Deduct: Total stock-based employee and director
compensation expense determined under
fair value based methods for all awards,
net of related tax effects	27	42
Pro forma net income	$ 2,875	2,413

Earnings per share
Basic - as reported	$ .46	.39
Basic - pro forma	.45	.38

Diluted - as reported	.45	.38
Diluted - pro forma	.44	.37

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Palmetto Bancshares, Inc. (defined collectively with its subsidiaries as the "Company").  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as the Annual Report of Palmetto Bancshares, Inc. on Form 10-K for the year ended December 31, 2002.  Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

The holding company was organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), the Company engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate").  The Bank was organized and chartered under South Carolina law in 1906.

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

  risks from changes in economic, monetary policy and industry conditions;
  changes in interest rates, deposit rates, the net interest margin and funding sources;
  market risk and inflation;
  risks inherent in making loans including repayment risks and value of collateral;
  loan growth,
  the adequacy of the allowance for loan losses and the assessment of problem loans;
  the ability of the Company to meet its contractual obligations;
  fluctuations in consumer spending;
  competition in the banking industry and demand for our products and services;
  dependence on senior management;
  technological changes;
  ability to increase market share;
  expense projections;
  risks associated with income taxes, including the potential for adverse adjustments;
  changes in accounting policies and practices;
  costs and effects of litigation; and
  recently-enacted or proposed legislation.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements.

SIGNIFICANT ACCOUNTING POLICIES

The Company considers its policies regarding its allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment exercised in relation to this estimate. The Company has developed policies and procedures for assessing the adequacy of the Allowance recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The adequacy of the Allowance is analyzed on a monthly basis using its internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. An allowance model is used that takes into account factors including the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system), historical asset quality trends including, but not limited to, previous loss experience ratios, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis.  These assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

BALANCE SHEET REVIEW

Overview

Total assets increased by $28.1 million, or 3.4%, at March 31, 2003 as compared to December 31, 2002 and increased by $88.6 million, or 11.6%, at March 31, 2003 as compared to March 31, 2002. Liquid assets, which include cash, federal funds sold, and investments available for sale, increased by $7.5 million, or 4.8%, at March 31, 2003 from December 31, 2002 and decreased by $2.5 million or 1.5% at March 31, 2003 from March 31, 2002. Total liabilities increased $25.9 million, or 3.4%, at March 31, 2003 from December 31, 2002 and increased $79.5 million, or 11.3%, at March 31, 2003 from March 31, 2002. Total shareholders' equity increased $2.2 million, or 3.3%, at March 31, 2003 from December 31, 2002 and reported a $9.1 million increase, or 14.9%, at March 31, 2003 from March 31, 2002.

Securities

At March 31, 2003, the Company's investment portfolio totaled $115.0 million compared to $116.8 million and $106.6 million at December 31, 2002 and March 31, 2002, respectively.  This represents a decrease of 1.6% from December 31, 2002 and a 7.9% increase from March 31, 2002. The composition of the investment portfolio at March 31, 2003 follows: agencies 28%, municipalities 30%, treasuries 9%, and mortgage-backed securities and other securities 33%.

During the first three months of 2003, the Bank purchased $15.3 million of investment securities (available for sale), $13.4 million of the investment portfolio matured or was sold resulting in a gain of $95 thousand, and $3.7 million was paid down on mortgage backed securities held for sale.  The March 31, 2003 securities balance included $45 thousand in pre-tax unrealized gains in the portfolio.

During the first three months of 2002, the Bank purchased $37.1 million of investment securities (available for sale), $25.6 million of the investment portfolio matured or was sold resulting in a gain of $140 thousand, and $1.5 million was paid down on mortgage backed securities held for sale. The March 31, 2002 securities balance included $277 thousand in pre-tax unrealized losses in the portfolio.

Loans

At March 31, 2003, the Company had total loans outstanding, including held for investment loans net of related allowance and held for sale mortgage loans, of $651.0 million, which equaled 84% of total deposits, including securities sold under agreements to repurchase and commercial paper, and 76% of total assets.  Loans are the largest category of earning assets and generally produce higher yields than other earning assets. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans.

Mortgage loans held for sale were $11.1 million at March 31, 2003 compared to $11.9 million and $13.4 million at December 31, 2002 and March 31, 2002, respectively.  This represents a decrease of 6.4% from December 31, 2002 and a decrease of 17% from March 31, 2002.  As a result of the favorable interest rate environment for mortgage loans and refinances, the Bank originated approximately $43.8 million in mortgage loans during the first three months of 2003, with substantially all being sold during the same period.

Loans, net of unearned income, excluding those mortgage loans held for sale, were $646.6 million at March 31, 2003 compared to $625.5 million and $555.7 million at December 31, 2002 and March 31, 2002, respectively. This represents increases of 3.4% from December 31, 2002 and an increase of 16.4% from March 31, 2002.

See "Credit Quality" for additional discussion of loan portfolio performance.

Allowance for Loan Losses

The adequacy of the allowance is analyzed on a monthly basis.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The Bank uses an allowance model that takes into account loan risk grades, delinquency trends, and charge-off ratios as well as loan growth. Assessing the adequacy of the allowance requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which we believe to be reasonable.  The allowance is subject to examination and adequacy testing by regulatory agencies.

The allowance for loan losses totaled $6.8 million at March 31, 2003 compared to $6.4 million and $5.7 million at December 31, 2002 and March 31, 2002, respectively.  This represents an increase of 5.8% from December 31, 2002 and 17.9% from March 31, 2002.  Table 1 summarizes the changes in the allowance.

Table 1
Summary of Loan Loss and Recovery Experience
(dollars in thousands)
	At and for the three months ended March 31,		At and for the year ended
	2003	2002	December 31, 2002

Allowance at beginning of period	$6,402	5,658	5,658

Net charge-offs:
Loans charged-off	588	868	3,770
Less: loans recovered	57	54	226
	531	814	3,544

Additions to reserves through provision	900	900	4,288

Allowance at end of period	$6,771	5,744	$6,402

Average loans excluding mortgage
loans held for sale	$630,452	556,606	577,949

Loans, net of unearned, excluding mortgage
loans held for sale	646,628	555,660	625,542

Net charge-offs as a % of average loans
excluding mortgage loans held for
sale (annualized, where applicable)	0.34%	0.59	0.61

Allowance as a % of loans, net of unearned,
excluding mortgage loans held for sale,	1.05	1.03	1.02

The allowance for loan losses as a percentage of loans excluding mortgage loans held for sale increased to 1.05% at March 31, 2003 from 1.02% and 1.03% at December 31, 2002 and March 31, 2002, respectively. During mid-1999 management noted deterioration in the performance of the sales finance portfolio resulting in increased charge-offs in 1999 and 2000. In the years since the discovery of the deterioration in the portfolio and these heightened charge-offs, charge-off levels have declined.  In 2001 net charged-off loans declined $970 thousand from 2000.  2002 net charged-off loans declined $282 thousand from 2001. Annualized (where applicable) net charge-offs as a percentage of average loans excluding mortgage loans held for sale have declined from .59% at March 31, 2002 to .34% at March 31, 2003.  Additionally, it was noted that growth within the sales finance portfolio has been relatively unchanged with a balance of  $15.2 million at March 31, 2003, $14.7 million at December 31, 2002 and $14.5 million at March 31, 2002.

Net charge-offs for the three months ended March 31, 2003 totaled $531 thousand a decline from $814 thousand for the three months ended March 31, 2002.  The majority of the decline in net charge-offs over these periods was the result of a decline of $107 thousand in the commercial and industrial loan category as well as a decline in the installment loan category (excluding credit cards) of $207 thousand.  Comparing the same periods, net charge-offs within the loans secured by real estate and credit card portfolios remained relatively unchanged.

See "Credit Quality" for additional discussion of factors contributing to the allowance for loan losses.

Other Assets

At March 31, 2003, other assets totaled $15.8 million compared to $15.2 million and $12.0 million at December 31, 2002 and March 31, 2002, respectively.  This represents an increase of 3.9% from December 31, 2002 and 31.4% from March 31, 2002.

At March 31, 2003 major components of other assets included the Travelers Express reserve (described below) totaling $1.9 million, net mortgage servicing rights which totaled $2.0 million, pension plan assets totaling $2.5 million, other real estate owned totaling $2.5 million, and $4.3 million of intangible assets.

At December 31, 2002 major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights which totaled $2.0 million, pension plan assets totaling $2.4 million, other real estate owned totaling $2.5 million, and $4.3 million of intangible assets.

At March 31, 2002 large components contributing to the balance of $12.0 million of other assets included net mortgage servicing rights totaling $1.7 million, pension plan assets totaling $1.8 million, other real estate owned totaling $1.6 million, and $4.3 million of intangible assets.

In August 2002, the Bank established a reserve account with Travelers Express, its third party official check vendor.  In the past, Travelers Express has paid checks and the Bank remitted the forwarded balance the following day which resulted in payment of one day's interest to Travelers Express on the forwarded monies.  Establishing this reserve account has eliminated the need for forwarded monies and therefore the interest payments to Travelers Express.

The recent favorable interest rate environment as well as the addition of mortgage loan originators has contributed to the increase in the loan portfolio at March 31, 2003 from December 31, 2002 as well as March 31, 2002.  As noted in the "Loans" section above, originations of mortgage loans held for sale thus far in 2003 have totaled $43.8 million.  Since loans are typically sold servicing retained, the increase in loans originated results in increased additions to the mortgage servicing rights portfolio.  Amortization and impairment of the rights as well as loan payoffs offset these additions.

Due to the low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate greatly on a monthly basis.  During the first three months of 2002, three relationships were added to the portfolio totaling $1.5 million while two properties were sold totaling $69 thousand.  At March 31, 2002, there were 7 relationships within the portfolio totaling $1.6 million.  At December 31, 2002 the other real estate owned portfolio contained 12 relationships totaling $2.5 million.  From December 31, 2002 to March 31, 2003, only three additional relationships were added to the portfolio totaling $133 thousand and only two properties were sold totaling $54 thousand bringing the portfolio total to $2.5 million at March 31, 2003.

As noted above in the "Allowance for Loan Losses" section, during mid-1999 management noted deterioration in the performance of the sales finance portfolio. In the periods following these findings, charge-offs increased and collateral was repossessed, in some cases, in conjunction with a portion of these sales finance loans. Since this discovery and the related charge-offs, the Bank has begun to experience a decrease in charge-offs (in part related to this portfolio).  In addition, the balance of repossessed automobiles has begun to decline.  Resulting from the review of the loans within the portfolio, repossessed automobiles have declined from $564 thousand at March 31, 2002 to $181 thousand at December 31, 2002 and to $98 thousand at March 31, 2003. Additionally growth within the sales finance loan portfolio has been relatively stable over this time frame.

See Note 3 of Notes To Consolidated Interim Financial Statements contained herein for a summary of intangible assets.

Deposits

At March 31, 2003, deposits totaled $738.8 million compared to $722.0 million and $667.6 million at December 31, 2002 and March 31, 2002, respectively.  This represents an increase of 2.3% from December 31, 2002 and 10.7% from March 31, 2002.  Deposits remain the Bank's primary source of funds for loans and investments.  Deposits provided funding for 101% and 102% of average earning assets for the three month periods ended March 31, 2003 and 2002, respectively.  Deposit pricing remains very competitive. The composition of the deposit portfolio at March 31, 2003 follows: time deposits 44%, interest-bearing demand deposits 34%, noninterest-bearing deposits 16%, and savings 6%.

Borrowed Funds

At March 31, 2003, total securities sold under agreement to repurchase totaled $16.3 million compared to $12.8 million and $16.8 million at December 31, 2002 and March 31, 2002, respectively. This represents an increase of 26.7% from December 31, 2002 and a decrease of 3.2% from March 31, 2002.

At March 31, 2003, total commercial paper totaled $17.0 million compared to $14.8 million and $13.2 million at December 31, 2002 and March 31, 2002, respectively.  This represents an increase of 14.3% from December 31, 2002 and 29% from March 31, 2002.

Other Liabilities

At March 31, 2003, other liabilities totaled $11.4 million compared to $7.8 million and $6.2 million at December 31, 2002 and March 21, 2002, respectively.  This represents an increase of 45.4% from December 31, 2002 and 82.5% from March 31, 2002.

The increase in other liabilities at March 31, 2003 compared to December 31, 2002 of $3.5 million is the result of fluctuations in several accounts with the majority of the change accumulated within three accounts.  Accrued income taxes increased approximately $437 thousand at March 31,

2003 compared to December 31, 2002 based on the timing of tax payments over the two periods. The mortgage servicing loans in process account increased $4.7 million at March 31, 2003 from December 31, 2002 constituting the majority of the increase in this category.  When mortgage loans are funded, funds are recorded in this account until all information is received for loan system entry.  Once all items have been received, the loan is booked on the loan system simultaneously transferring the funds from this clearing account to the proper loan account.  Due to the high volume of mortgage loans originated over the past 24 months, the time it takes for the loan documents to be received and entered into the loan system has increased, thereby increasing the balance of this account.  These increases were offset, for the most part, by a decrease in accrued expenses at March 31, 2003 from December 31, 2002.  This decrease is mainly due to incentive payments during January 2003 related to 2002 performance.  At December 31, 2002, $1.4 million was accrued for these incentive payments.  Incentive accruals at March 31, 2003 related to 2003 performance totaled $239 thousand.

The increase in other liabilities at March 31, 2003 compared to March 31, 2002 of $5.1 million results from the fluctuations in several accounts with the majority of the change accumulated within two accounts. Taxes relating to the unrealized gain on available for sale securities increased approximately $1.0 million due to an increase in the unrealized gain on available for sale securities at March 31, 2003 from March 31, 2002. Also, mortgage servicing loans in process account that increased $3.9 million at March 31, 2003 from March 31, 2002, which constituted the majority of the increase in this category. Once all items have been received, the loan is booked on the loan system simultaneously transferring the funds from this clearing account to the proper loan account.  Due to the high volume of mortgage loans originated over the past 24 months, the time it takes for the loan documents to be received and entered into the loan system has increased, thereby increasing the balance of this account.

Capital Resources and Dividends

Shareholders' equity totaled $69.8 million, $67.5 million, and $60.7 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.  Shareholders' equity as a percentage of total assets was 8.18% at March 31, 2003 and December 31, 2002 and 7.94% at March 31, 2002.   Increases in shareholders' equity resulted from retention of earnings, unrealized gains in the available for sale security portfolio, and stock option exercises offset by dividends paid.

Book value per share was $11.02 at March 31, 2003 compared to $10.73 and $9.65 at December 31, 2002 and March 31, 2002, respectively.

As of March 31, 2003, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines.  Table 2 sets forth various capital ratios for the Company and the Bank.  The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.  At December 31, 2002, the Bank had $2.7 million of excess capital available for payment of dividends and still be considered "well-capitalized" related to the total risk based capital ratio.

Table 2
Capital Ratios

	As of 3/31/03	Adequately Capitalized Requirement	Well-Capitalized Requirement
Company:
Total Risk-based Capital	10.53%	8.00%	10.00%
Tier 1 Risk-based Capital	9.50	4.00	6.00
Tier 1 Leverage Ratio	7.59	4.00	5.00
Bank:
Total Risk-based Capital	10.41%	8.00%	10.00%
Tier 1 Risk-based Capital	9.38	4.00	6.00
Tier 1 Leverage Ratio	7.49	4.00	5.00

For a complete discussion of capital matters see related topics in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At March 31, 2003, December 31, 2002 and March 31, 2002, the Company had no interests in non-consolidated special purpose entities. Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customer's working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At March 31, 2003, these commitments totaled $111.7 million.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of Company's customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower; however, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less.  At March 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 was $1.8 million.  Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise.  Additionally, current fair value of such guarantees are deemed immaterial at March 31, 2003.

The table set forth below represents the Bank's issued commitments to extend credit and unused credit card lines at March 31, 2003 (in thousands).

Home equity loans	$ 19,117
Credit cards	36,475
Commercial real estate development	25,189
Other unused lines of credit	30,959
Total unused commitment and unused credit card lines	$ 111,740

Generally, unused loan commitments are at adjustable rates that fluctuate with prime rate or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value.

Obligations under noncancelable operating lease agreements totaled $4.2 million at March 31, 2003. These obligations are payable over several years.

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

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company.  Liquidity is also enhanced by the ability to acquire new deposits through the Bank's established branch network of 30 branches in South Carolina.

The Bank has access to borrowings from the FHLB and maintains short-term lines of credit. At March 31, 2003, the Bank had approximately $84 million of unused borrowing capacity from the FHLB. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit.  At March 31, 2003, the Bank had unused short-term lines of credit totaling approximately $37 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

The Company has certain cash needs including general operating expenses and the payment of dividends and interest on borrowings.  The Company currently has no long-term debt outstanding and has declared and paid cash dividends totaling $0.12 per share in the three month period ended March 31, 2003.  Although there can be no guarantee that additional dividends will be paid in 2003, the Company plans to continue its quarterly dividend payments.

In the normal course of business, to meet the financial needs of its customers, the Company, principally through the Bank, enters into agreement to extend credit. For amounts and types of such agreements at March 31, 2003, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce the Company's liquidity and could require additional sources of liquidity.

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

Table 3
Nonperforming Loans and Assets
(dollars in thousands)
	March 31,		December 31,
	2003	2002	2002

Nonaccrual loans	$ 3,578	2,758	2,500

Total nonperforming loans	3,578	2,758	2,500

Other real estate owned	2,548	1,607	2,468
Repossessed automobiles	98	564	181

Total nonperforming assets	$6,224	4,929	5,149

Loans past due 90 days and still accruing (1)	$ 187	327	233
Total nonperforming loans as a percentage of loans (2)	.55%	.50	.40

Total nonperforming assets as a percentage of loans, other real estate owned, and repossessed automobiles (2)	.96	.88	.82

Allowance for loan losses as a percentage of nonperforming loans	1.89x	2.08	2.56

(1) Substantially all of these loans are credit card loans.
(2) Calculated using loans, net of unearned, excluding mortgage loans held for sale.

Similar to other parts of the country, the markets served by the Company are experiencing a moderately slowing economy with higher bankruptcy filings and higher delinquency rates.  Until the economy improves, credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance adequacy. Accordingly, management believes the allowance as of March 31, 2003 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

Other real estate owned increased $941 thousand at March 31, 2003 from March 31, 2002.  This increase is attributed to several properties acquired in settlement of loans that have not yet been sold due to market conditions. Additionally, nonaccrual loans have increased $1.1 million over the same time frame. In the past more flexibility was given for borrowers to make payments when they became delinquent. In recent times, which have reflected a moderately slowing economy with higher bankruptcy filings and higher delinquency rates, the Company has been applying more strict collection policies to such loans.  The Company believes in most of these nonaccrual loan cases, collateral is sufficient to cover any potential losses.  As a result, the Company has advanced loans to nonaccrual status, ceasing negotiations that typically took place in the past, if such loan meets the Company's definition, as a step toward foreclosure, if future conditions deem necessary.

Although the Company has seen an increase in both nonaccrual loans and other real estate owned at March 31, 2003 from March 31, 2002, management believes the allowance as of March 31, 2003 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.  Management believes that the current loan portfolio has stronger credit quality over the portfolio of March 31, 2002.  This has been achieved through the early identification of problem loans (which could now be in nonaccrual status or in the other real estate owned portfolio) which have required higher provisions since deemed "problem" as such loans would have when not deemed problem.  Therefore, the increase of nonaccrual loans and other real estate owned would not necessarily indicate a need for increased provision.  The installment loan category, which includes sales finance loans, has also seen improvements related to credit quality of remaining loans over the past 12 months.  This improved credit quality within the installment portfolio has resulted in the Company no longer needing additional reserves within the Allowance model to cover the additional inherent losses in this portfolio.

EARNINGS REVIEW

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2003 AND 2002

Overview

Net income for the three months ended March 31, 2003 totaled $2.9 million, up 18.2% compared with $2.5 million for the first quarter of 2002. Earnings per diluted share for the first quarter 2003 were $0.45, an 18.4% increase from $0.38 per diluted share in the first quarter 2002. Earnings per basic share for the first quarter 2003 were $0.46, a 17.9% increase from $0.39 per basic share in the first quarter 2002.

Average common shares outstanding on a diluted basis were 6,482,699 in the first quarter 2003, up 0.14% from 6,473,816 for first quarter 2002. Average common shares outstanding on a basic basis were 6,326,698 in the first quarter 2003, up slightly from 6,287,279 in the first quarter 2002.

Net interest income for the three months ended March 31, 2003 and 2002 was $9.0 million and $8.3 million, respectively, an increase of 7.3%.  Noninterest income for the three months ended March 31, 2003 totaled $3.5 million, up 3.0% compared with $3.4 million for the first quarter 2002. Noninterest expense for the three months ended March 31, 2003 increased $55 thousand from the three month period ended March 31, 2002.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities and interest paid on deposits and other interest-earning liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis.  Table 4 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2003 and 2002.

Fully tax-equivalent net interest income for the first quarter of 2003 increased $484 thousand, or 5.6%, to $9.1 million from $8.7 million in the first quarter of 2002. The fully tax-equivalent net interest margin decreased to 4.83% in the first quarter of 2003 from 5.12% in the first quarter of 2002.

Average earning assets grew $82.8 million, or 12.1%, to $768.1 million in the first quarter of 2003 from $685.3 million in the first quarter of 2002, primarily from the growth of loans and investment securities. Average loans were $642.5 million during the first quarter of 2003 compared with $565.6 million during the first quarter of 2002. Average investment securities, including the average net unrealized securities gains, increased from $103.4 million in the first quarter of 2002 to $111.9 million in the first quarter of 2003.

Average earning deposits increased from $551.1 million during the first quarter of 2002 to $610.9 million during the first quarter of 2003. Average other interest-earning liabilities increased to $34.1 million in the first quarter of 2003 from $29.9 million during the first quarter of 2002.

Table 4
Comparative Average Balance - Yields and Costs
(dollars in thousands)

	For the three months ended March 31,
	2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average/ Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets
Federal funds sold	$ 11,559	$ 35	1.23%	$ 14,295	$ 58	1.65%
Federal Home Loan Bank stock and deposits	2,128	23	4.38	2,031	26	5.19
Nontaxable investment securities (2) (3)	34,357	569	6.71	54,751	948	7.02
Taxable investment securities (2)	77,590	625	3.27	48,631	442	3.69
Loans, net of unearned (1)	642,458	10,722	6.77	565,614	10,528	7.55
Total earning assets	768,092	11,974	6.32	685,322	12,002	7.10

Nonearning assets
Cash and due from banks	29,564			29,837
Allowance for loan losses	(6,540)			(5,707)
Premises and equipment, net	19,779			19,418
Accrued interest	4,109			4,728
Other assets	15,777			11,259
Total nonearning assets	62,689			59,535

Total assets	$ 830,781			$ 744,857

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Earning liabilities
Demand deposits	$ 240,097	$ 304	0.51%	$ 226,531	$ 440	0.79%
Savings	39,277	39	0.40	35,336	66	0.76
Time	331,553	2,440	2.98	289,241	2,761	3.87
Total earning deposits	610,927	2,783	1.85	551,108	3,267	2.40
Other earning liabilities	34,073	48	0.57	29,927	76	1.03
Total earning liabilities	645,000	2,831	1.78	581,035	3,343	2.33

Nonearning liabilities
Nonearning deposits	107,944			98,070
Other nonearnings liabilities	8,640			4,774
Total nonearning liabilities	116,584			102,844

Total liabilities	761,584			683,879

Shareholders' equity	69,197			60,978

Total liabilities and shareholders' equity	$ 830,781			$ 744,857

NET INTEREST MARGIN (FTE)		$ 9,143	4.83%		$ 8,659	5.12%

Tax-equivalent adjustment (3)		$ 188			$ 313

(1)	Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $188 and $313 for the 2003 and 2002 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 27 months. From January 2001 through the end of March 2003, the Federal Reserve cut interest rates 5.25%.  Variable rate loans repriced immediately following changes in interest rates by the Federal Reserve. During the first quarter of 2003 as compared to the first quarter of 2002, the net interest margin improved, primarily from repricing certificates of deposits at lower rates which was only partially offset by the decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment.   The weighted average yield of the loan portfolio decreased from 7.55% for first quarter 2002 to 6.77% for first quarter 2003. The weighted average yield of the securities portfolio decreased from 5.45% for first quarter 2002 to 4.33% for first quarter 2003.   As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield.

Provision for Loan Losses

The provision for loan losses was $900 thousand for the first quarter of both 2003 and 2002. The provision is adjusted each month to reflect loan volume growth and allow for loan charge‑offs, recoveries and other factors which impact Management's assessment of the adequacy of the allowance for loan losses.  Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio.  Additions to the allowance for loan losses are based on Management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in Management's judgment deserve recognition in estimating loan losses.

During mid-1999 Management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 1999 and 2000. This portfolio was a contributor to the increase in the provision during recent years as a result of higher charge-offs. However, annualized first quarter net charge-offs as a percentage of average loans excluding mortgage loans held for sale have begun to decline and were .34% for the quarter ended March 31, 2003 compared to .59% for the quarter ended March 31, 2002.  This decline in charge-offs effects historical charge-off ratios which are factors within the Company's allowance model. See "Allowance for Loan Losses" for discussion of such factors and their effects on the allowance for loan losses and the provision for loan losses.

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

NonInterest Income and Expense

Noninterest income for the first quarter of 2003 increased $102 thousand, or 3.0%, to $3.5 million from $3.4 million in the first quarter of 2002.  Noninterest expense for the first quarter of 2003 increased $55 thousand, or ..8%, to $7.2 million at the end of the first quarter of 2003.

Contributing to the increase in noninterest income for the three months ended March 31, 2003 from the same period ended 2002 were increases in service changes on deposit accounts totaling $179 thousand and gain on sales of mortgage loans totaling $114 thousand.  The increase in gains on sales of loans in the first three months of 2003 and higher levels of gains in recent previous quarters are attributable to the increased originations and refinances of mortgage loans resulting from low mortgage loan interest rates.  Should interest rates increase the level of originations and refinances of mortgage loans may decline which may result in gains on sales of mortgage loans being lower than recent results.  Offsetting these increases were declines in gain on sale of investment securities totaling $45 thousand and other noninterest income of $171 thousand.  The main component of the decline in other noninterest income was the increase in mortgage servicing rights amortization (income contra) during the first three months of 2003 from the same period of 2002.  Due to the increased prepayment speeds attributable to current market interest rates, amortization expense on servicing rights increased $224 thousand in the quarter ended March 31, 2003 from the quarter ended March 31, 2002.  Additionally, the Company recorded an impairment reserve against the carrying value of servicing rights during the 2003 quarter of $46 thousand, an increase of $9 thousand from the first quarter 2002 impairment of $37 thousand.

The slight increase within noninterest expense for the three months ended March 31, 2003 from the three months ended March 31, 2002 was the result of fluctuations in several accounts with the majority of the change accumulated within one financial statement line item, furniture and equipment expense, which increased $178 thousand for the three months ended March 31, 2003 from the same period ended March 31, 2002. The increase in furniture and equipment expense is due to additional expense related to new item processing hardware, software, and the related installations the first payment of which was made in July 2002. Also contributing to this increase was the opening of the Travelers Rest and Seneca branches during the first quarter of 2002.  As a result, these branches may not have experienced a full three months of furniture and equipment expense, depending on the opening date, for the period ended 2002 as they did in 2003.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $1.4 million for the first quarter of 2003 from $1.2 million for the first quarter of 2002. The effective income tax rate was 33% for the first quarter of both 2003 and 2002.

ACCOUNTING AND REPORTING MATTERS

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees if Indebtedness of Others," which is being superseded. FIN No. 45 requires that the initial recognition and initial measurement provisions of the Interpretation be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted this Interpretation effective December 31, 2002 and has included the required disclosures within this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. As of March 31, 2003, the Company has not elected the fair value treatment of stock-based compensation. Therefore, the adoption of this standard had no impact on the financial position or the results of operations of the Company.

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

At March 31, 2003, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The Bank's goal is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities through its Asset-Liability Management ("ALM").  ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook.  It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.  The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by Management.  Understanding the current position and implications of past decisions is necessary in providing direction for the future financial Management of the Company.  The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

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

The following table is a summary of the Company's one year gap (dollars in thousands):

March 31, 2003
Interest-earning assets maturing or repricing within one year	$ 351,782
Interest-bearing liabilities maturing or repricing within one year	$ 328,862
Cumulative gap	$ 22,920
Gap as a percentage of total assets	2.69%

The above analysis does not take in to account any prepayments on mortgages, consumer or other loans, or securities.  All maturities are stated in contractual terms.  The Company's current GAP analysis reflects that in periods of increasing or decreasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted by an increase in market interest rates. This analysis, however, does not take into account the dynamics of the marketplace.  GAP is a static measurement that assumes that if the prime rate increases by 1.00%, all assets and liabilities that are due to reprice will increase by 1.00% at the next opportunity.

Because the Company's Management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies that focus on a net interest income model based on Management's projections.  The Company has a targeted net interest income range of plus or minus twenty percent based on a 3.00% change over twelve months.   The asset/liability committee meets weekly to address interest pricing issues, and this model is reviewed monthly.  Management will continue to monitor its liability sensitive position in times of increasing interest rates, which might adversely affect its net interest margin.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

(a)  Exhibits

None

(b)  Reports on Form 8-K

On April 17, 2003, the Company filed a Form 8-K announcing the earnings release dated April 10, 2003, which included selected financial data for the quarter ended March 31, 2003 and for select other previously reported periods.

On April 25, 2003, the Company filed a Form 8-K announcing the mailing of its quarterly earnings overview to shareholders dated April 19, 2003, which included selected financial data for the quarter ended March 31, 2003 and for select other previously reported periods.

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

Date:   May 15, 2003

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

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/      L. Leon Patterson
L. Leon Patterson
Chairman and Chief Executive Officer
Date: May 15, 2003

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

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/      Paul W. Stringer
Paul W. Stringer
President and Chief Operating Officer (Chief Accounting Officer)
Date: May 15, 2003