Form 10-Q
period 2003-06-30
PALMETTO BANCSHARES INC
filed 2003-08-14
CIK 706874

PALMETTO BANCSHARES, INC.
U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2003

Common stock, $5.00 par value	6,256,339

266:

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,		December 31,
	2003	2002	2002
	(unaudited)
ASSETS
Cash and due from banks	$ 28,387	32,939	32,608
Federal funds sold	1,880	21,316	5,485
Federal Home Loan Bank (FHLB) stock, at cost	1,868	1,733	1,733
Investment securities available for sale at fair value	115,380	102,101	115,108
Loans held for sale	12,963	4,147	11,851

Loans	666,627	570,283	625,542
Less allowance for loan losses	(7,022)	(5,867)	(6,402)
Loans, net	659,605	564,416	619,140

Premises and equipment, net	19,934	19,789	19,715
Accrued interest receivable	4,002	4,628	4,146
Other assets	15,937	12,505	15,206
Total assets	$ 859,956	763,574	824,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 120,343	105,444	114,573
Interest-bearing	624,062	558,949	607,418
Total deposits	744,405	664,393	721,991

Securities sold under agreements to repurchase	12,750	17,306	12,831
Commercial paper (Master notes)	19,676	14,401	14,839
Federal funds purchased	5,900	-	-
Other liabilities	5,119	3,853	7,810
Total liabilities	787,850	699,953	757,471

Shareholders' equity
Common stock - par value $5.00 per share; authorized
10,000,000 shares; issued and outstanding 6,351,339, 6,295,578 and 6,324,659 at June 30, 2003 and 2002 and December 31,
2002, respectively.	31,757	31,478	31,623
Capital surplus	225	44	50
Retained earnings	38,260	30,941	34,173
Accumulated other comprehensive income, net of tax	1,864	1,158	1,675
Total shareholders' equity	72,106	63,621	67,521

Total liabilities and shareholders' equity	$ 859,956	763,574	824,992

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the three months ended June 30,
	2003	2002
	(unaudited)
Interest income
Interest and fees on loans	$ 10,772	$ 10,297
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	299	437
State and municipal	391	498
Mortgage-backed securities	181	107
Interest on federal funds sold	28	153
Dividends on FHLB stock	20	24
Total interest income	11,691	11,516

Interest expense
Interest on deposits, including retail repurchase agreements	2,688	3,035
Interest on federal funds purchased	8	--
Interest on commercial paper (Master notes)	29	37
Total interest expense	2,725	3,072

Net interest income	8,966	8,444

Provision for loan losses	900	1,000

Net interest income after provision for loan losses	8,066	7,444

Noninterest income
Service charges on deposit accounts	2,217	1,982
Fees for trust and brokerage services	715	651
Gains on sales of mortgage loans	335	193
Gains on sales of investment securities	186	95
Other	337	634
Total noninterest income	3,790	3,555

Noninterest expense
Salaries and other personnel	4,132	3,677
Net occupancy	541	561
Furniture and equipment	839	669
Postage and supplies	409	328
Marketing and advertising	253	275
Telephone	188	197
Cardholder processing	138	147
Other	1,360	1,455
Total noninterest expense	7,860	7,309

Income before income taxes	3,996	3,690

Income tax provision	1,288	1,205

Net income	$ 2,708	2,485

Share Data:
Net income - Basic	$ 0.43	0.40
Net income - Diluted	0.42	0.38
Book value	11.35	10.11

Weighted average common shares outstanding - Basic	6,346,105	6,293,765
Weighted average common shares outstanding - Diluted	6,498,919	6,465,218

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the six months ended June 30,
	2003	2002
	(unaudited)
Interest income
Interest and fees on loans	$ 21,494	$ 20,825
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	714	748
State and municipal	774	1,133
Mortgage-backed securities	390	238
Interest on federal funds sold	63	211
Dividends on FHLB stock	42	50
Total interest income	23,477	23,205

Interest expense
Interest on deposits, including retail repurchase agreements	5,492	6,343
Interest on federal funds purchased	12	1
Interest on commercial paper (Master notes)	52	71
Total interest expense	5,556	6,415

Net interest income	17,921	16,790

Provision for loan losses	1,800	1,900

Net interest income after provision for loan losses	16,121	14,890

Noninterest income
Service charges on deposit accounts	4,221	3,807
Fees for trust and brokerage services	1,352	1,263
Gains on sales of mortgage loans	674	418
Gains on sales of investment securities	281	235
Other	736	1,203
Total noninterest income	7,264	6,926

Noninterest expense
Salaries and other personnel	7,802	7,356
Net occupancy	1,108	1,109
Furniture and equipment	1,652	1,304
Postage and supplies	805	710
Marketing and advertising	437	530
Telephone	372	390
Cardholder processing	274	288
Other	2,639	2,795
Total noninterest expense	15,089	14,482

Income before income taxes	8,296	7,334

Income tax provision	2,686	2,394

Net income	$ 5,610	4,940

Share Data:
Net income - Basic	$ 0.89	0.79
Net income - Diluted	0.87	0.76
Book value	11.35	10.11

Weighted average common shares outstanding - Basic	6,336,455	6,290,529
Weighted average common shares outstanding - Diluted	6,483,582	6,461,727

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(in thousands, except share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income, net	Total
Balance at December 31, 2001	6,283,623	$ 31,418	26	27,386	238	59,068

Net income				4,940		4,940
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during
period, net of tax effect of $667					1,065
Less: reclassification adjustment for gains included
in net income, net of tax effect of $90					(145)
Net unrealized gains (losses) on securities						920

Comprehensive income						5,860

Cash dividend ($.11 per share)				(1,385)		(1,385)
Stock option activity	11,955	60	18			78
Balance at June 30, 2002	6,295,578	$ 31,478	44	30,941	1,158	63,621

Balance at December 31, 2002	6,324,659	$ 31,623	50	34,173	1,675	67,521

Net income				5,610		5,610
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during
period, net of tax effect of $227					362
Less: reclassification adjustment for gains included
in net income, net of tax effect of $108					(173)
Net unrealized gains on securities						189

Comprehensive income						5,799

Cash dividend ($.12 per share)				(1,523)		(1,523)
Stock option activity	26,680	134	175			309
Balance at June 30, 2003	6,351,339	$ 31,757	225	38,260	1,864	72,106

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flow
(in thousands)

	For the six months ended June 30,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income	$ 5,610	4,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,616	938
Gain on sale of investment securities	(281)	(235)
Provision for loan losses	1,800	1,900
Origination of loans held for sale	(78,032)	(40,456)
Sale of loans held for sale	77,594	46,781
Gain on sale of loans	(674)	(418)
Change in accrued interest receivable	144	319
Change in other assets	(1,264)	(56)
Change in other liabilities, net	(2,809)	(1,245)

Net cash provided by operating activities	4,704	12,468

Cash flows from investing activities
Purchase of investment securities available for sale	(44,453)	(50,123)
Proceeds from maturities of investment securities available for sale	12,278	17,743
Proceeds from sale of investment securities available for sale	20,545	23,925
Principal paydowns on mortgage-backed securities available for sale	11,331	2,928
Purchase of Federal Home Loan Bank stock	(135)	--
Net increase in loans outstanding	(42,873)	(19,996)
Purchases of premises and equipment, net	(1,079)	(1,485)

Net cash used in investing activities	(44,386)	(27,008)

Cash flows from financing activities
Net increase in deposit accounts	22,414	19,093
Net increase in securities sold under agreements to repurchase	(81)	1,993
Net increase in commercial paper	4,837	3,325
Net increase (decrease) in federal funds purchased	5,900	--
Proceeds from issuance of common stock	309	78
Dividends paid	(1,523)	(1,385)

Net cash provided by financing activities	31,856	23,104

Net increase in cash and cash equivalents	(7,826)	8,564
Cash and cash equivalents at beginning of the period	38,093	45,691

Cash and cash equivalents at end of the period	$ 30,267	54,255

Supplemental Information
Cash paid during the period for:
Interest expense	$ 5,675	6,741
Income taxes	2,637	2,310

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available or sale, pre-tax	$ 307	1,496
Loans transferred to other real estate owned	608	1,843
Loans charged -off	1,262	1,770

See accompanying notes to consolidated interim financial statements.

Notes To Consolidated Interim Financial Statements

1.   GENERAL

Principles of Consolidation and Nature of Operations

The foregoing unaudited consolidated financial statements include accounts of Palmetto Bancshares, Inc. (defined collectively with its subsidiaries as the "Company"), its wholly owned subsidiary, The Palmetto Bank (the "Bank"), and Palmetto Capital, Inc. ("Palmetto Capital"), the Bank's wholly owned subsidiary. The Bank provides a full range of banking services including, but not limited to, taking deposits and making loans. Palmetto Capital offers the brokerage of stocks, bonds, mutual funds and unit investment trusts. Palmetto Capital also offers advisory services and variable rate annuities. The Company's primary market area is the upstate of South Carolina.

In management's opinion, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for a fair presentation of the results for interim periods presented have been included.  Any such adjustments are of a normal and recurring nature. The Company operates as one business segment. Assets held by Palmetto Bancshares or its subsidiary in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items do not represent assets of Palmetto Bancshares or its subsidiary.

Basis of Presentation

The unaudited consolidated interim financial statements are presented in accordance with the instructions for Form 10-Q.  Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included.  The interim statements should be read in conjunction with the financial statements and footnotes thereto included in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.

Summary of Significant Accounting Policies

The significant accounting policies used by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting as described in Note 1 to the Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.  There have been no changes in these policies subsequent to the year ended December 31, 2002.

Accounting Estimates and Assumptions

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets for the periods presented. In addition, they affect the reporting amounts of income and expense during the reporting period as of the dates of the consolidated statements of income for the periods presented. Actual results could differ from these estimates and assumptions.  As such, the results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected in future periods.

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

2.   PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based on net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended June 30,
	2003	2002
BASIC
Average common shares outstanding (denominator)	6,346,105	6,293,765
DILUTED
Average common shares outstanding	6,346,105	6,293,765
Dilutive potential common shares	152,814	171,453
Average diluted shares outstanding (denominator)	6,498,919	6,465,218

	For the six months ended June 30,
	2003	2002
BASIC
Average common shares outstanding (denominator)	6,336,455	6,290,529
DILUTED
Average common shares outstanding	6,336,455	6,290,529
Dilutive potential common shares	147,127	171,198
Average diluted shares outstanding (denominator)	6,483,582	6,461,727

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares.  At June 30, 2003 there were no option shares that were excluded from the calculation of diluted earnings due to the exercise price being greater than the average market price of the common shares as of that date, based on information available to the Company at that time.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; instead they must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite useful lives acquired in purchase business combinations completed before July 1, 2001 were subject to amortization through December 31, 2001, at which time amortization ceased. Intangible assets with estimable useful lives are amortized over their respective estimable useful lives to their estimable residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 required the Company to evaluate its existing intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 in terms of recognition of finite and infinite useful lives intangibles. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired.

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

	For the three months ended June 30,
	2003	2002
Balance, at beginning of period	$ 574	697
Amortization	37	29
Balance, at end of period	$ 537	668

	For the six months ended June 30,
	2003	2002
Balance, at beginning of period	$ 608	727
Amortization	71	59
Balance, at end of period	$ 537	668

The table set forth below illustrates the activity of intangible assets with infinite lives, presented in "other assets" in the consolidated balance sheets, and the related amortization, presented in "other noninterest expense" in the consolidated statements of income, for the years noted (in thousands).

	For the three months ended June 30,
	2003	2002
Balance, at beginning of period	$ 3,691	3,691
Amortization	----	----
Balance, at end of period	$ 3,691	3,691

In accordance with FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions-an amendment of APB Opinion No. 17, an interpretation of APB Opinions 16 and 17, and an amendment of FASB Interpretation No. 9,"which gave the option to differentiate between intangible assets, the intangible assets acquired in a past transaction were not differentiated between indefinite and definite useful lives prior to the issuance of FASB No. 141 and No. 142 although the information to do so was available. Upon the adoption of these statements, indefinite useful life intangibles were segregated from the total balance as permitted by the pronouncements. The preceding tables have been adjusted to reflect this change.

The Company estimates that its amortization expense related to intangibles with finite lives in fiscal years 2003 through 2009 will range from $144 thousand to $33 thousand.

4.      MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $2.1 million, $2.1 million and $2.0 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Amortization expense for MSRs totaled $517 thousand and $163 thousand for the three months ended June 30, 2003 and 2002, respectively. Amortization expense for MSRs totaled $937 thousand and $359 thousand for the six months ended June 30, 2003 and 2002, respectively. Amortization expense for MSRs for the twelve months ended December 31, 2002 totaled $946 thousand. Amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.  The impairment adjustments to MSRs for the three months ended June 30, 2003 and 2002 were $87 thousand and $8 thousand, respectively. The impairment adjustments to MSRs for the six months ended June 30, 2003 and 2002 were $133 thousand and $44 thousand, respectively. The impairment adjustment to MSRs for the twelve months ended December 31, 2002 totaled $44 thousand. A valuation allowance for impairment totaling $246 thousand was required at June 30, 2003, increasing from a valuation allowance of $113 thousand required at June 30, 2002. The valuation allowance for impairment required at December 31, 2002 totaled $113 thousand.

5.      STOCK-BASED COMPENSATION

At June 30, 2003, Palmetto Bancshares had a stock-based compensation plan, which was described more fully in Note 12 of the Notes To Consolidated Financial Statements included in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Key Company employees and Company directors are eligible to participate in the stock awards plan. No stock-based compensation cost has been reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The table set forth below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data).

	For the three months ended June 30,
	2003	2002
Net income, as reported	$ 2,708	2,485
Deduct: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	34	42
Pro forma net income	$ 2,674	2,443

Earnings per share
Basic - as reported	$ .43	.40
Basic - pro forma	.42	.39

Diluted - as reported	$ .42	.38
Diluted - pro forma	.41	.38

	For the six months ended June 30,
	2003	2002
Net income, as reported	$ 5,610	4,940
Deduct: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	61	84
Pro forma net income	$ 5,549	4,856

Earnings per share
Basic - as reported	$ .89	.79
Basic - pro forma	.88	.77

Diluted - as reported	$ .87	.76
Diluted - pro forma	.86	.75

                                                                    12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Palmetto Bancshares, Inc..  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as the Annual Report of Palmetto Bancshares, Inc. on Form 10-K for the year ended December 31, 2002.  Results of operations for the three month period ended June 30, 2003 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

Palmetto Bancshares was organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank, and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc., the Company engages in the general banking business in the upstate South Carolina market of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate").  The Bank was organized and chartered under South Carolina law in 1906.

The Bank performs a full range of banking activities, including such services as checking, savings, money market, and other time deposits of various types of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental and various electronic funds transfer services.  The Bank also offers both individual and commercial trust services through its trust department.  Palmetto Capital is a brokerage subsidiary of the Bank, which offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, and college and retirement planning.

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
           market risk and inflation;
           risks inherent in making loans, including repayment risks and value of collateral;
           loan growth;
           the adequacy of the allowance for loan losses and the assessment of problem loans;
           the Company's ability to meet its contractual obligations;
           fluctuations in consumer spending;
           competition in the banking industry and demand for the Company's products and services;
           dependence on senior management;
           level,  composition,  and repricing  characteristics of the securities portfolio;
           technological changes;
           ability to increase market share;
           expense projections;
           risks associated with income taxes, including the potential for adverse adjustments;
           changes in accounting policies and practices;
           costs and effects of litigation; and
           recently-enacted or proposed legislation.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. Any forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements.

SIGNIFICANT ACCOUNTING POLICIES

The Company considers its policies regarding its allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment exercised in relation to this estimate. The Company has developed policies and procedures for assessing the adequacy of the allowance, which requires a number of assumptions and estimates with respect to its loan portfolio. The adequacy of the allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The Company's allowance model takes into account factors such as the composition of the loan portfolio (including risk grade classifications, based on an internally developed grading system), historical asset quality trends (including, but not limited to, previous loss experience ratios), and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis.  These assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

BALANCE SHEET REVIEW

Overview

Total assets increased by $35.0 million, or 4.2%, at June 30, 2003 as compared with December 31, 2002 and increased by $96.4 million, or 12.6%, at June 30, 2003 as compared with June 30, 2002. Liquid assets, which include cash, federal funds sold, and investments available for sale, decreased by $7.4 million, or 4.8%, at June 30, 2003 from December 31, 2002 and decreased by $10.6 million, or 6.7%, at June 30, 2003 from June 30, 2002. Total liabilities increased $30.4 million, or 4.0%, at June 30, 2003 from December 31, 2002 and increased $87.9 million, or 12.6%, at June 30, 2003 from June 30, 2002. Total shareholders' equity increased $4.6 million, or 6.8%, at June 30, 2003 from December 31, 2002 and $8.5 million, or 13.3%, at June 30, 2003 from June 30, 2002.

Securities

At June 30, 2003, the Company's investment portfolio totaled $117.2 million compared with $116.8 million and $103.8 million at December 31, 2002 and June 30, 2002, respectively.  This represents an increase of 0.3% from December 31, 2002 and a 12.9% increase from June 30, 2002. The composition of the investment portfolio at June 30, 2003 was as follows: agencies 21%, municipalities 33%, treasuries 2%, and mortgage-backed securities and other securities 44%.

During the first six months of 2003, the Bank purchased $44.5 million of investment securities (available for sale), $32.5 million of the investment portfolio matured or was sold, resulting in a gain of $281 thousand, and $11.3 million was paid down on mortgage-backed securities.  The June 30, 2003 securities balance included $3.0 million in pre-tax unrealized gains in the portfolio.

During the first six months of 2002, the Bank purchased $50.1 million of investment securities (available for sale), $41.7 million of the investment portfolio matured or was sold, resulting in a gain of $235 thousand, and $2.9 million was paid down on mortgage-backed securities. The June 30, 2002 securities balance included $1.9 million in pre-tax unrealized losses in the portfolio.

Loans

At June 30, 2003, the Company had total loans outstanding, including held for investment loans net of related allowance and held for sale mortgage loans, of $672.6 million, which equaled 87% of total deposits, including retail repurchase agreements and commercial paper, and 78% of total assets.  Loans are the largest category of the Company's earning assets and have generally produced higher yields than other earning assets. The Company's loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans.

Mortgage loans held for sale were $13.0 million at June 30, 2003 compared with $11.9 million and $4.1 million at December 31, 2002 and June 30, 2002, respectively.  This represents an increase of 9.4% from December 31, 2002 and an increase of 212.6% from June 30, 2002.  As a result of the favorable interest rate environment for mortgage loans and refinances, the Bank originated approximately $92.4 million in mortgage loans during the first six months of 2003, with substantially all being sold during the same period. The Company originates the substantial majority of its loans in its primary market area located in Upstate South Carolina.

Loans, net of unearned income and excluding those mortgage loans held for sale, were $666.6 million at June 30, 2003 compared with $625.5 million and $570.3 million at December 31, 2002 and June 30, 2002, respectively. This represents increases of 6.6% from December 31, 2002 and 16.9% from June 30, 2002.

See "Credit Quality" for additional discussion of loan portfolio performance.

Allowance for Loan Losses

The adequacy of the allowance is analyzed on a monthly basis.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The Bank uses an allowance model that takes into account loan risk grades, delinquency trends, and charge-off ratios as well as loan growth. Assessing the adequacy of the allowance requires considerable judgment. See "Significant Accounting Policies" for additional discussion related to the allowance for loan losses.  Management's judgments are based on numerous assumptions about current events, which management believes to be reasonable.  The allowance is subject to examination and adequacy testing by regulatory agencies.

The allowance for loan losses totaled $7.0 million at June 30, 2003 compared with $6.4 million and $5.9 million at December 31, 2002 and June 30, 2002, respectively.  This represents an increase of 9.7% from December 31, 2002 and 19.7% from June 30, 2002.  Table 1 summarizes the changes in the allowance.

Table 1
Summary of Loan Loss and Recovery Experience
(dollars in thousands)
	At and for the six months ended June 30,		At and for the year ended
	2003	2002	December 31, 2002

Allowance at beginning of period	$ 6,402	5,658	5,658
Net charge-offs:
Loans charged-off	1,262	1,770	3,770
Less: loans recovered	82	79	226
	1,180	1,691	3,544

Additions to reserves through provision	1,800	1,900	4,288

Allowance at end of period	$ 7,022	5,867	6,402

Average loans excluding mortgage loans held for sale	$643,882	558,314	577,949

Loans, net of unearned, excluding mortgage loans held for sale	666,627	570,283	625,542

Net charge-offs as a % of average loans excluding mortgage loans held for sale (annualized, where applicable)	0.37%	0.61	0.61

Allowance as a % of loans, net of unearned, excluding mortgage loans held for sale	1.05	1.03	1.02

The allowance for loan losses as a percentage of loans, excluding mortgage loans held for sale, increased to 1.05% at June 30, 2003 from 1.02% and 1.03% at December 31, 2002 and June 30, 2002, respectively. During mid-1999 management noted deterioration in the performance of the sales finance portfolio, resulting in increased charge-offs in 1999 and 2000. In the years since the discovery of the deterioration in the portfolio and these heightened charge-offs, charge-off levels have declined. In 2001 net charged-off loans declined $970 thousand from 2000.  Net charged-off loans in 2002 declined $282 thousand from 2001. Annualized (where applicable) net charge-offs as a percentage of average loans excluding mortgage loans held for sale have declined from .61% for the six month period ended June 30, 2002 to .37% for the six month period ended June 30, 2003.  Additionally, the sales finance portfolio has had relatively little growth with a balance of $16.1 million at June 30, 2003, $14.7 million at December 31, 2002 and $14.2 million at June 30, 2002.

Net charge-offs for the six months ended June 30, 2003 totaled $1.2 million, a decline from $1.7 million for the six months ended June 30, 2002.  The majority of the decline in net charge-offs over these periods was the result of a decline of $314 thousand in the commercial and industrial loan category as well as a decline in the installment loan category (excluding credit cards) of $462 thousand.  Offsetting these declines was an increase in charge-offs related to loans secured by real estate of $208 thousand.  Comparing the same periods, net charge-offs related to credit card loans remained relatively unchanged.  The decrease in charge-off activity within the commercial / industrial and installment portfolios can be attributed to the low interest rates environment, which has led to increased consumer debt incurrence and refinancing.  Additionally, the decline in charge-off activity related to the installment portfolio can also be attributed to the increased performance related to the quality of the sales finance portfolio.  The increase in charge-offs related to loans secured by real estate stems from the high levels of mortgages in the foreclosure process. The rise in foreclosures paralleled mounting job losses and personal bankruptcies in the first six months of 2003.

See "Credit Quality" for additional discussion of factors contributing to the allowance for loan losses.

Other Assets

At June 30, 2003, other assets totaled $15.9 million compared with $15.2 million and $12.5 million at December 31, 2002 and June 30, 2002, respectively.  This represents an increase of 4.8% from December 31, 2002 and 27.4% from June 30, 2002.

At June 30, 2003, major components of other assets included the Travelers Express reserve (described below) totaling $1.9 million, net mortgage servicing rights totaling $1.9 million, pension plan assets totaling $2.8 million, other real estate owned totaling $2.2 million, and $4.2 million of intangible assets.

At December 31, 2002, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights which totaled $2.0 million, pension plan assets totaling $2.4 million, other real estate owned totaling $2.5 million, and $4.3 million of intangible assets.

At June 30, 2002, large components contributing to the balance of $12.5 million of other assets included net mortgage servicing rights totaling $1.9 million, pension plan assets totaling $2.0 million, other real estate owned totaling $1.9 million, and $4.2 million of intangible assets.

In August 2002, the Bank established a reserve account with Travelers Express, its third party official check vendor.  Before then, Travelers Express paid checks and the Bank remitted the forwarded balance the following day, which resulted in payment of one day's interest to Travelers Express on the forwarded monies.  Establishing this reserve account eliminated the need for forwarded monies and therefore the interest payments to Travelers Express.

The recent favorable interest rate environment as well as the addition of mortgage loan originators has contributed to the increase in the loan portfolio at June 30, 2003 from December 31, 2002 as well as June 30, 2002.  As noted in the "Loans" section above, originations of mortgage loans held for sale in the six months ended June 30, 2003 have totaled $92.4 million.  Since loans are typically sold servicing retained, the increase in loans originated results in increased additions to the mortgage servicing rights portfolio.  Amortization and impairment of the rights as well as loan payoffs offset these additions.

Due to the low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate greatly on a monthly basis.  The other real estate owned portfolio is often reviewed in terms of lending relationships, which may contain of more than one parcel of real estate. During the first six months of 2002, six relationships were added to the portfolio totaling $1.8 million while four properties were sold totaling $135 thousand.  At June 30, 2003 there were 9 relationships within the portfolio totaling $1.9 million.  At December 31, 2002 the other real estate owned portfolio contained 12 relationships totaling $2.5 million.  From December 31, 2002 to June 30, 2003, six relationships were added to the portfolio totaling $608 thousand and five properties were sold totaling $821 thousand bringing the portfolio total to $2.2 million at June 30, 2003.

As noted above in the "Allowance for Loan Losses" section, during mid-1999 management noted deterioration in the performance of the sales finance portfolio. In the periods following these findings, charge-offs increased and collateral was repossessed, in some cases, in conjunction with a portion of these sales finance loans. Since this discovery and the related charge-offs, the Bank has begun to experience a decrease in charge-offs (in part related to this portfolio).  In addition, the balance of repossessed automobiles has begun to decline.  Resulting from the review of the loans within the portfolio, repossessed automobiles have declined from $472 thousand at June 30, 2002 to $181 thousand at December 31, 2002 and to $151 thousand at June 30, 2003. Additionally growth within the sales finance loan portfolio has been low during this time frame.

See Note 3 of Notes To Consolidated Interim Financial Statements contained herein for a summary of intangible assets.

Deposits

At June 30, 2003, traditional deposits totaled $744.4 million compared with $722.0 million and $664.4 million at December 31, 2002 and June 30, 2002, respectively.  This represents an increase of 3.1% from December 31, 2002 and 12.0% from June 30, 2002.  Deposits remain the Bank's primary source of funds for loans and investments.  Traditional deposits provided funding for 95% of average earning assets for the six month periods ended June 30, 2003 and 2002.  Although deposit pricing competition remains very stiff, the Company feels as though it is in a good competitive position. The composition of the traditional deposit portfolio at June 30, 2003 follows: time deposits 45%, interest-bearing demand deposits 33%, noninterest-bearing deposits 16%, and savings 6%.

Borrowed Funds

At June 30, 2003, total securities sold under agreement to repurchase totaled $12.8 million compared with $12.8 million and $17.3 million at December 31, 2002 and June 30, 2002, respectively. This represents a decrease of 0.6% from December 31, 2002 and a decrease of 26.3% from June 30, 2002.

At June 30, 2003, total commercial paper totaled $19.7 million compared with $14.8 million and $14.4 million at December 31, 2002 and June 30, 2002, respectively.  This represents an increase of 32.6% from December 31, 2002 and 36.6% from June 30, 2002.

Other Liabilities

At June 30, 2003, other liabilities totaled $5.2 million compared with $7.8 million and $3.9 million at December 31, 2002 and June 30, 2002, respectively.  This represents a decrease of 34.5% from December 31, 2002 and an increase of 32.9% from June 30, 2002.

The decrease in other liabilities at June 30, 2003 compared with December 31, 2002 of $2.7 million is the result of fluctuations in several accounts with the majority of the change accumulated within two accounts.  Accrued expenses decreased $730 thousand from December 31, 2002 to June 30, 2003 due to the higher than usual occurrence of expenses at the end of the year as compared to typical expenses incurred during the year.  The mortgage servicing clearing account decreased $1.9 million at June 30, 2003 from December 31, 2002 constituting the majority of the fluctuation in the "other liabilities" category.  When mortgage loans are sold, funds are recorded in this account until all information is received for loan system entry.  Once all items have been received, the loan is booked on the loan system and the resulting funds are simultaneously transferred from this clearing account to the proper loan account.  Therefore, fluctuations in this account are impacted by the volume of mortgage loans held for sale, the timing of funding loans sold, and clearing backlog.

The increase in other liabilities at June 30, 2003 compared with June 30, 2002 of $1.3 million results from the fluctuations in several accounts with the majority of the change accumulated within three accounts. Taxes relating to the unrealized gain on available for sale securities increased approximately $442 thousand due to an increase in the unrealized gain on available for sale securities at June 30, 2003 from June 30, 2002. The remaining increase in other liabilities between these two periods relates for the most part to increases in mortgage lending related accounts.  The mortgage servicing clearing account increased $450 thousand at June 30, 2003 from June 30, 2002.  As noted in the preceding paragraph, the fluctuations in this account are due to timing.  Additionally, the mortgage servicing remittance account increased $524 thousand from June 30, 2002 to June 30, 2003.  The increase in this account is also due to timing as the remittance of payments is dependent on the timing of customer payments.  The increase in this account is also due in part to the increase in serviced loans at June 30, 2003 over June 30, 2002 resulting in an increase of remittances.

Capital Resources and Dividends

Shareholders' equity totaled $72.1 million, $67.5 million, and $63.6 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.  Shareholders' equity as a percentage of total assets was 8.38% at June 30, 2003, 8.18% at December 31, 2002 and 8.33% at June 30, 2002.   Increases in shareholders' equity resulted from retention of earnings, unrealized gains in the available for sale security portfolio, and stock option exercises offset by dividends paid.

Book value per share was $11.35 at June 30, 2003 compared with $10.68 and $10.11 at December 31, 2002 and June 30, 2002, respectively.

As of June 30, 2003, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines.  Table 2 sets forth various capital ratios for the Company and the Bank.  The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.

At June 30, 2003, the Bank had $2.8 million of excess capital available for payment of dividends and still be considered "well-capitalized" related to the total risk based capital ratio.

Table 2
Capital Ratios
	As of 6/30/03	Adequately Capitalized Requirement	Well - Capitalized Requirement

Company:

Total Risk-based Capital	10.55%	8.00%	10.00%

Tier 1 Risk-based Capital	9.53	4.00	6.00

Tier 1 Leverage Ratio	7.78	4.00	5.00

Bank:

Total Risk-based Capital	10.40%	8.00%	10.00%

Tier 1 Risk-based Capital	9.38	4.00	6.00

Tier 1 Leverage Ratio	7.66	4.00	5.00

For a complete discussion of capital matters see related topics in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.

During May 2003 Palmetto Bancshares' Board of Directors approved a stock repurchase transaction to acquire 100 thousand shares of Common Stock. During July 2003 the transaction was consummated with Palmetto Bancshares repurchasing 100 thousand shares at a cost of $2.9 million.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At June 30, 2003, December 31, 2002 and June 30, 2002, the Company had no interests in non-consolidated special purpose entities. Neither Palmetto Bancshares nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customer's working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At June 30, 2003, these commitments totaled $119.4 million.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower; however, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less.  At June 30, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 was $1.7 million.  Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise.  Additionally, current fair value of such guarantees are deemed immaterial at June 30, 2003.

The table set forth below represents the Bank's issued commitments to extend credit and unused credit card lines at June 30, 2003 (in thousands).

Home equity loans	$ 23,913
Credit cards	37,616
Commercial real estate development	27,005
Other unused lines of credit	30,892
Total unused commitment and unused credit card lines	$ 119,426

Generally, mortgage loan commitments are at adjustable rates that fluctuate with prime rate or are at fixed rates that approximate market rates. The current amounts of these commitments approximate their fair value and are not deemed material.

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

Proper liquidity management is crucial to facilitate the Company's ability to take advantage of new opportunities as well as meet the demands of its customers.  In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company's needs.

Investment securities are an important tool to the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company.  Liquidity is also enhanced by the ability to acquire new deposits through the Bank's established network of 30 branches in South Carolina.

The Bank has access to borrowings from the FHLB and maintains short-term lines of credit. At June 30, 2003, the Bank had approximately $85 million of unused borrowing capacity from the FHLB. The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit.  At June 30, 2003, the Bank had unused short-term lines of credit totaling approximately $31.1 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

The Company's cash needs include general operating expenses and the payment of dividends and interest on borrowings.  The Company currently has no long-term debt outstanding and has declared and paid cash dividends totaling $0.12 per share in the three month period ended June 30, 2003 and $0.24 per share in the six month period ended June 30, 2003.  Although there can be no guarantee that additional dividends will be paid in 2003, the Company plans to continue its quarterly dividend payments.

In the normal course of business, to meet the financial needs of its customers, the Company, principally through the Bank, enters into agreements to extend credit. For amounts and types of such agreements at June 30, 2003, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce the Company's liquidity and could require additional sources of liquidity.

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

Table 3
Nonperforming Loans and Assets
(dollars in thousands)
	June 30,		December 31,
	2003	2002	2002

Nonaccrual loans	$ 4,108	2,697	2,500
Total nonperforming loans	4,108	2,697	2,500

Other real estate owned	2,215	1,875	2,468
Repossessed automobiles	151	472	181
Total nonperforming assets	$ 6,474	5,044	5,149

Loans past due 90 days and still accruing (1)	$ 196	366	233

Total nonperforming loans as a percentage of loans (2)	.62%	.47	.40
Total nonperforming assets as a percentage of loans, other real estate owned, and repossessed automobiles (2)	.97	.88	.82
Allowance for loan losses as a percentage of nonperforming loans	1.71x	2.18	2.56

(1) Substantially all of these loans are credit card loans.
(2) Calculated using loans, net of unearned, excluding mortgage loans held for sale.

Similar to other parts of the country, in recent years the markets served by the Company have experienced a moderately slowing economy with higher bankruptcy filings and higher delinquency rates.  Although there have been signs of a recovery, the rise in foreclosures of the first six months of 2003 paralleled mounting job losses and personal bankruptcies. Until sectors of the economy improve (employment, consumer spending, etc), credit quality indicators will remain volatile. While current economic data seems to be signaling improvement (The Consumer Confidence Index remained steady at 83.5 in June, following a revised 83.6 in May and two previous monthly increases), the outlook remains uncertain.

Other real estate owned increased $340 thousand at June 30, 2003 from June 30, 2002.  This increase is attributed to several properties acquired in settlement of loans that have not yet been sold due to market conditions. Additionally, nonaccrual loans have increased $1.4 million over the same time frame. Prior to recent times that have seen increased bankruptcies and job losses, more flexibility was given for borrowers to make payments when they became delinquent. Since that time, the Company has been applying more strict collection policies to such loans.  The Company believes in most of these nonaccrual loan cases, collateral is sufficient to cover any potential losses.  As a result, the Company has been more proactive in advancing loans to nonaccrual status as a step toward foreclosure, and has ceased payment negotiations that typically took place in the past.

The Bank uses an allowance model that takes into account loan risk grades, delinquency trends, and charge-off ratios as well as loan growth. Assessing the adequacy of the allowance requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which management believes to be reasonable. Management believes, however, that, although the Company has seen an increase in both nonaccrual loans and other real estate owned at June 30, 2003 from June 30, 2002, loss exposure in the Company's loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance adequacy. Accordingly, management believes the allowance as of June 30, 2003 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.  With this in mind, long term Bank goals include the management of problem assets.

EARNINGS REVIEW

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Overview

Net income for the three months ended June 30, 2003 totaled $2.7 million, up 9.0% compared with $2.5 million for the second quarter of 2002. Earnings per diluted share for second quarter 2003 were $0.42, a 10.5% increase from $0.38 per diluted share in the second quarter 2002. Earnings per basic share for the second quarter 2003 were $0.43, a 7.5% increase from $0.40 per basic share for second quarter 2002.

Average common shares outstanding on a diluted basis were 6,498,919 for second quarter 2003, up 0.52% from 6,465,218 for second quarter 2002. Average common shares outstanding on a basic basis were 6,346,105 for second quarter 2003, up slightly from 6,293,765 for second quarter 2002.

Net interest income after the provision for loan losses for the three months ended June 30, 2003 and 2002 was $8.1 million and $7.4 million, respectively, an increase of 8.4%.  Noninterest income for the three months ended June 30, 2003 totaled $3.8 million, up 6.6% compared with $3.6 million for second quarter 2002. Noninterest expense for the three months ended June 30, 2003 increased $551 thousand from the three month period ended June 30, 2002.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities and interest paid on deposits and other interest-earning liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis.  Table 4 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended June 30, 2003 and 2002.

Fully tax-equivalent net interest income for second quarter 2003 increased $461 thousand, or 5.3%, to $9.2 million from $8.7 million for second quarter of 2002. The fully tax-equivalent net interest margin decreased to 4.64% in the second quarter of 2003 from 4.93% in the second quarter of 2002.

Average earning assets grew $84.3 million, or 11.9%, to $791.4 million for second quarter 2003 from $707.1 million for second quarter of 2002, primarily from the growth of loans and investment securities offset by a decline in federal funds sold. Average loans, including mortgage loans held for sale, were $668.6 million for second quarter 2003 compared with $567.4 million for second quarter 2002. Average investment securities, including the average net unrealized securities gains, increased from $101.9 million for second quarter of 2002 to $111.5 million for second quarter 2003.

Average earning traditional deposits increased from $560.1 million for second quarter 2002 to $622.0 million for second quarter 2003. Average other interest-earning liabilities increased to $36.0 million for second quarter 2003 from $33.6 million for second quarter 2002.

Table 4
Comparative Average Balance - Yields and Costs
(dollars in thousands)

	For the three months ended June 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
ASSETS
Earning assets
Federal funds sold	$ 9,170	$ 28	1.22%	$ 35,610	$ 153	1.72%
Federal Home Loan Bank stock and deposits	2,149	20	3.73	2,057	24	4.68
Nontaxable investment securities (2) (3)	36,949	575	6.24	43,117	743	6.91
Taxable investment securities (2)	74,508	480	2.58	58,825	544	3.71
Loans, net of unearned (1)	668,588	10,772	6.46	567,446	10,297	7.28
Total earning assets	791,364	11,875	6.02	707,055	11,761	6.67
Nonearning assets
Cash and due from banks	25,760			26,675
Allowance for loan losses	(6,975)			(5,740)
Premises and equipment, net	19,884			19,791
Accrued interest	4,040			4,396
Other assets	16,105			12,549
Total nonearning assets	58,814			57,671

Total assets	$ 850,178			$ 764,726

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Earning liabilities
Demand deposits	$ 248,357	$ 307	0.50%	$ 229,457	$ 432	0.76%
Savings	41,865	37	0.35	38,042	62	0.65
Time	331,762	2,324	2.81	293,265	2,491	3.41
Total earning deposits	621,984	2,668	1.72	560,764	2,985	2.14
Other earning liabilities	35,992	57	0.64	33,554	87	1.04
Total earning liabilities	657,976	2,725	1.66	594,318	3,072	2.07
Nonearning liabilities
Nonearning deposits	113,289			103,182
Other nonearning liabilities	7,491			4,591
Total nonearning liabilities	120,780			107,773

Total liabilities	778,756			702,091

Shareholders' equity	71,422			62,635

Total liabilities and shareholders' equity	$ 850,178			$ 764,726

NET INTEREST MARGIN (FTE)		$ 9,150	4.64%		$ 8,689	4.93%

Tax-equivalent adjustment (3)		$ 184			$ 245

(1)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)			The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $184 and $245 for the 2003 and 2002 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 30 months. From January 2001 through the end of June 2003, the Federal Reserve cut interest rates 5.50%.  Variable rate loans typically repriced immediately following changes in interest rates by the Federal Reserve. During second quarter 2003 as compared with second quarter 2002, the net interest margin declined  primarily from decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment only partially offset by repricing certificates of deposits at lower rates.   The weighted average yield of the loan portfolio decreased from 7.28% for second quarter 2002 to 6.46% for second quarter 2003. The weighted average yield of the securities portfolio decreased from 5.06% for second quarter 2002 to 3.79% for second quarter 2003.   As the Company reduced its interest rates during the year, the decline in the earning asset yield outpaced the decline in the funding source rate.

Provision for Loan Losses

The allowance for loan losses is increased by charges to current period operations, through the provision for loan losses, when, based on the Company's allowance model, the balance is deemed insufficient to absorb probable losses in the portfolio at the balance sheet date.  The provision for loan losses was $900 thousand for second quarter 2003 as compared with $1.0 million for second quarter 2002. The provision is adjusted each month to reflect loan volume growth and allow for loan charge‑offs, recoveries and other factors that impact management's assessment of the adequacy of the allowance for loan losses.  Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio.  Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 1999 and 2000. Higher charge-offs in this portfolio contributed to the increase in the provision for loan losses in recent years. However, annualized second quarter net charge-offs as a percentage of average loans excluding mortgage loans held for sale have begun to decline and were .40% for the quarter ended June 30, 2003 compared with .63% for the quarter ended June 30, 2002.  This decline in charge-offs effects historical charge-off ratios, which are factors within the Company's allowance model. See "Allowance for Loan Losses" for discussion of such factors and their effects on the allowance for loan losses and the provision for loan losses.

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

NonInterest Income and Expense

Noninterest income for second quarter 2003 increased $235 thousand, or 6.6%, to $3.8 million from $3.6 million for second quarter 2002.  Noninterest expense for second quarter 2003 increased $551 thousand, or 7.5%, to $7.9 million at the end of second quarter 2003.

Major contributors to the increase in noninterest income for the three months ended June 30, 2003 from the same period ended 2002 were increases in service changes on deposit accounts totaling $235 thousand and gains on sales of mortgage loans totaling $142 thousand.  The increase in gains on sales of loans in second quarter 2003 as well as higher levels of gains in recent previous quarters are attributable to the increased originations and refinances of mortgage loans resulting from low mortgage loan interest rates.  Should interest rates increase, the level of originations and refinances of mortgage loans may decline which may result in gains on sales of mortgage loans being lower than recent results.  Offsetting these increases was a decline in other noninterest income totaling $297 thousand.  The main component of the decline in other noninterest income was the increase in mortgage servicing rights amortization, which reduces servicing fee income, during second quarter 2003 from the same period of 2002.  Due to several factors including, but not limited to, the increased prepayment speeds attributable to current market interest rates, amortization expense on servicing rights increased $354 thousand in the quarter ended June 30, 2003 from the quarter ended June 30, 2002.  Additionally, the Company recorded an impairment reserve against the carrying value of servicing rights during the 2003 quarter of $87 thousand, an increase of $79 thousand from the second quarter 2002 impairment of $8 thousand.

The increase within noninterest expense for the three months ended June 30, 2003 from the three months ended June 30, 2002 was the result of fluctuations in several accounts with the majority of the change accumulated within two financial statement line items, salaries and other personnel expense and furniture and equipment expense, which increased $455 thousand and $170 thousand, respectively for the three months ended June 30, 2003 from the same period ended June 30, 2002.

The increase in salaries and other personnel expense for the three month period ended June 30, 2003 compared with the same period of 2002 is due to increased staffing in various operation and retail areas as well as annual raises. The increase in furniture and equipment expense is due to additional expense related to new item processing hardware, software, and the related installations the first payment of which was made in July 2002.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $1.3 million for second quarter 2003 from $1.2 million for second quarter 2002. The effective income tax rate was 32% for second quarter 2003 and 33% for second quarter 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Overview

Net income for the six month period ended June 30, 2003 totaled $5.6 million, up 13.6% compared with $4.9 million for the same six month period of 2002. Earnings per diluted share for the six month period ended June 30, 2003 were $0.87, a 14.5% increase from $0.76 per diluted share in the same period of 2002. Earnings per basic share for the six month period ended June 30, 2003 were $0.89, a 12.7% increase from $0.79 per basic share for the same six month period of 2002.

Average common shares outstanding on a diluted basis were 6,483,582 for the six month period ended June 30, 2003, up 0.34% from 6,461,727 for the same six month period of 2002. For the six month period ended June 30, 2003 average common shares outstanding on a basic basis were 6,336,455, up slightly from 6,290,529 for the first six months of 2002.

Net interest income after the provision for loan losses for the six months ended June 30, 2003 and 2002 was $16.1 million and $14.9 million, respectively, an increase of 8.3%.  Noninterest income for the six months ended June 30, 2003 totaled $7.3 million, up 4.9 % compared with $6.9 million for the first six months of 2002. Noninterest expense for the six months ended June 30, 2003 increased $607 thousand from the six month period ended June 30, 2002.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities and interest paid on deposits and other interest-earning liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis.  Table 5 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the six months ended June 30, 2003 and 2002.

Fully tax-equivalent net interest income for the first six months of 2003 increased $937 thousand, or 5.4%, to $18.3 million from $17.3 million for the first six months of 2002. The fully tax-equivalent net interest margin decreased to 4.73% for the first half of 2003 from 5.02% for the first half of 2002.

Average earning assets grew $83.5 million, or 12.0%, to $779.8 million for the first six months of 2003 from $696.2 million for the first six months of 2002, primarily from the growth of loans and investment securities offset by a decline in federal funds sold. Average loans, including mortgage loans held for sale, were $655.6 million for the first six months of 2003 compared with $566.5 million for same period of 2002. Average investment securities, including the average net unrealized securities gains, increased from $102.7 million for the first half of 2002 to $111.7 million for the same period of 2003.

Average earning traditional deposits increased from $556.0 million for first six months of 2002 to $616.5 million for first six months of 2003. Average other interest-earning liabilities increased to $35.0 million for the six months ended June 30, 2003 from $31.8 million for the same period of 2002.

Table 5
Comparative Average Balance - Yields and Costs
(Dollars in thousands)

	For the six months ended June 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
ASSETS
Earning assets
Federal funds sold	$ 10,358	$ 63	1.23%	$ 25,011	$ 211	1.70%
Federal Home Loan Bank stock and deposits	2,138	42	3.96	2,044	50	4.93
Nontaxable investment securities (2) (3)	35,660	1,138	6.44	48,902	1,691	6.97
Taxable investment securities (2)	76,041	1,104	2.93	53,756	986	3.70
Loans, net of unearned (1)	655,596	21,494	6.61	566,535	20,825	7.41
Total earning assets	779,793	23,841	6.17	696,248	23,763	6.88
Nonearning assets
Cash and due from banks	27,652			28,248
Allowance for loan losses	(6,957)			(5,723)
Premises and equipment, net	19,832			19,606
Accrued interest	4,273			4,561
Other assets	15,940			11,907
Total nonearning assets	60,740			58,599

Total assets	$ 840,533			$ 754,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Earning liabilities
Demand deposits	$ 244,250	$ 611	0.50%	$ 228,002	$ 872	0.77%
Savings	40,578	76	0.38	36,697	128	0.70
Time	331,657	4,764	2.90	291,266	5,252	3.64
Total earning deposits	616,485	5,451	1.78	555,965	6,252	2.27
Other earning liabilities	35,037	105	0.60	31,750	163	1.04
Total earning liabilities	651,522	5,556	1.72	587,715	6,415	2.20
Nonearning liabilities
Nonearning deposits	110,631			100,638
Other nonearning liabilities	8,065			4,683
Total nonearning liabilities	118,696			105,321

Total liabilities	770,218			693,036

Shareholders' equity	70,315			61,811

Total liabilities and shareholders' equity	$ 840,533			$ 754,847

NET INTEREST MARGIN (FTE)		$ 18,285	4.73%		$ 17,348	5.02%

Tax-equivalent adjustment (3)		$ 364			$ 558

(1)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)			The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $364 and $558 for the 2003 and 2002 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 30 months. From January 2001 through the end of June 2003, the Federal Reserve cut interest rates 5.50%.  Variable rate loans typically repriced immediately following changes in interest rates by the Federal Reserve. During the six months ended June 30, 2003 as compared with the same period of 2002, the net interest margin declined primarily from decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment only partially offset by repricing certificates of deposits at lower rates. The weighted average yield of the loan portfolio decreased from 7.41% for the six month period ended June 30, 2002 to 6.61% for the same period of 2003. The weighted average yield of the securities portfolio decreased from 5.26% for the six month period ended June 30, 2002 to 4.05% for the same period of 2003.   As the Company reduced its interest rates during the year, the decline in the earning asset yield outpaced the decline in the funding source rate.

Provision for Loan Losses

The allowance for loan losses is increased by charges to current period operations, through the provision for loan losses, when, based on the Company's allowance model, the balance is deemed insufficient to absorb probable losses in the portfolio at the balance sheet date.  The provision for loan losses was $1.8 million for first six months of 2003 as compared with $1.9 million for the first six months of 2002. The provision is adjusted each month to reflect loan volume growth and allow for loan charge‑offs, recoveries and other factors that impact management's assessment of the adequacy of the allowance for loan losses.  Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio.  Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 1999 and 2000. Higher charge-offs in this portfolio contributed to the increase in the provision for loan losses in recent years. However, annualized year-to-date net charge-offs as a percentage of average loans excluding mortgage loans held for sale have begun to decline and were .61% for the six month period ended June 30, 2002 compared with .37% for the six month period ended June 30, 2003.  This decline in charge-offs effects historical charge-off ratios, which are factors within the Company's allowance model. See "Allowance for Loan Losses" for discussion of such factors and their effects on the allowance for loan losses and the provision for loan losses.

NonInterest Income and Expense

Noninterest income for the six month period ended June 30, 2003 increased $338 thousand, or 4.9%, to $7.3 million from $6.9 million for the six month period ended June 30, 2002.  Noninterest expense for first six months of 2003 increased $607 thousand, or 4.2%, to $15.1 million at the end of the six month period ended June 30, 2003.

Major contributors to the increase in noninterest income for the six months ended June 30, 2003 from the same period ended 2002 were increases in service changes on deposit accounts totaling $414 thousand and gains on sales of mortgage loans totaling $256 thousand.  The increase in gains on sales of loans during the first six months of 2003 as well as higher levels of gains in recent previous quarters are attributable to the increased originations and refinances of mortgage loans resulting from low mortgage loan interest rates.  Should interest rates increase, the level of originations and refinances of mortgage loans may decline which may result in gains on sales of mortgage loans being lower than recent results.  Offsetting these increases was a decline in other noninterest income totaling $467 thousand.  The main component of the decline in other noninterest income was the increase in mortgage servicing rights amortization, which reduces servicing fee income, during the first six months of 2003 from the same period of 2002.  Due to several factors including, but not limited to, the increased prepayment speeds attributable to current market interest rates, amortization expense on servicing rights increased $578 thousand in the six month period ended June 30, 2003 from the six month period ended June 30, 2002.  Additionally, the Company recorded an impairment reserve against the carrying value of servicing rights during the first six months of 2003 of $133 thousand, an increase of $89 thousand from the same period of 2002 impairment of $44 thousand.

The increase within noninterest expense for the six month period ended June 30, 2003 from the six month period ended June 30, 2002 was the result of increases in several accounts with the majority of the change accumulated within two financial statement line items, salaries and other personnel expense and furniture and equipment expense, offset by a decrease in other noninterest expense.  Salaries and other personnel expense increased $446 thousand during the six month period ended June 30, 2003 compared with the same of period of 2002. Furniture and equipment expense increased $348 thousand during the six month period ended June 30, 2003 compared with the same of period of 2002.   Offsetting these increases was a decrease in other noninterest expense of $156 thousand when comparing the same periods. The increase in salaries and other personnel expense for the six month period ended June 30, 2003 compared with the same period of 2002 is due to increased staffing in various operation and retail areas as well as annual raises.  The increase in furniture and equipment expense is due to additional expense related to new item processing hardware, software, and the related installations the first payment of which was made in July 2002.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $2.7 million for the six months ended June 30, 2003 from $2.4 million for same period of 2002. The effective income tax rate was 32% for six months ended June 30, 2003 and 33% for same period of 2002.

ACCOUNTING AND REPORTING MATTERS

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN No. 45 requires that the initial recognition and initial measurement provisions of the Interpretation be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to Company's obligation to perform as a guarantor, since such amounts are not considered material.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. As of June 30, 2003, the Company has not elected the fair value treatment of stock-based compensation. Therefore, the adoption of this standard had no impact on the financial position or the results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Company upon adoption is currently not known.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of the statement which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. At June 30, 2003, the Company has no embedded derivative instruments.  The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments.  The commitments to originate fixed rate conforming loans were not material at June 30, 2003. The Company does not currently engage in hedging activities.  The Company adopted the provisions of SFAS No. 149 on June 30, 2003, which had no impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150, which did not have a material impact on the financial position or results of operations of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies," and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate.  Comments on the exposure draft are due by September 19, 2003.  Although the effect on the financial position or results of operations of the Company related to the adoption of this proposed SOP have not been determined, adoption is expected to have a material impact on the Company.

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

At June 30, 2003, management believes that there have been no significant changes in market risk as disclosed in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table is a summary of the Company's one year gap (dollars in thousands):

June 30, 2003
Interest-earning assets maturing or repricing within one year	$ 356,276
Interest-bearing liabilities maturing or repricing within one year	365,887
Cumulative gap	$ 9,611
Gap as a percentage of total assets	1.12%

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures has been evaluated within 90 days of the filing date of this quarterly report, and, based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The annual shareholders' meeting of Palmetto Bancshares, Inc. was held on April 22, 2003.  5,275,326 shares were present in person or by proxy of the shares of common stock entitled to vote at the Annual Meeting.

Proposal #1 - Election of Directors.  The shareholders elected L. Leon Patterson, J. David Wasson, Jr., Sam B. Phillips, Jr., and William S. Moore as directors of the Company for three year terms ending in 2006.  At the meeting the following directors were elected for the terms specified:

Term to Expire in 2006	Number of Votes For	Number of Votes Withheld
L. Leon Patterson	4,983,179	292,147
J. David Wasson, Jr.	4,982,979	292,347
Sam B. Phillips, Jr.	4,987,979	287,347
William S. Moore	4,987,979	287,347

Proposal #2 - Proposal to Adopt the Amendment to Palmetto Bancshares, Inc. 1997 Stock Compensation Plan.  The shareholders approved an amendment to Palmetto Bancshares, Inc. 1997 Stock Compensation Plan to increase the shares available for issuance by 100,000 shares with 4,738,715 shares voting in favor, 490,546 shares voting against, and 46,065 shares abstaining.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

(a)  Exhibits

31.1      L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On July 16, 2003, the Company filed a Form 8-K announcing the earnings release dated July 14, 2003, which included selected financial data for the quarter ended June 30, 2003 and for select other previously reported periods.

On July 31, 2003, the Company filed a Form 8-K announcing the mailing of its quarterly earnings overview to shareholders dated August 7, 2003, which included selected financial data for the quarter ended June 30, 2003 and for select other previously reported periods.

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

Date:   August 14, 2003