Form 10-Q
period 2003-09-30
PALMETTO BANCSHARES INC
filed 2003-11-14
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003

Common stock, $5.00 par value	6,257,624

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,		December 31,
	2003	2002	2002
	(unaudited)
ASSETS
Cash and due from banks	$ 32,898	40,120	32,608
Federal funds sold	24,745	29,840	5,485
Federal Home Loan Bank (FHLB) stock, at cost	1,868	1,733	1,733
Investment securities available for sale at fair value	110,506	97,074	115,108
Loans held for sale	8,363	8,747	11,851

Loans	670,850	599,594	625,542
Less allowance for loan losses	(7,241)	(6,252)	(6,402)
Loans, net	663,609	593,342	619,140

Premises and equipment, net	21,378	19,726	19,715
Accrued interest receivable	3,880	4,535	4,146
Other assets	15,527	14,104	15,206
Total assets	$ 882,774	809,221	824,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 118,710	113,887	114,573
Interest-bearing	648,771	590,333	607,418
Total deposits	767,481	704,220	721,991

Securities sold under agreements to repurchase	15,373	17,314	12,831
Commercial paper (Master notes)	21,750	16,226	14,839
Other liabilities	7,766	5,314	7,810
Total liabilities	812,370	743,074	757,471

Shareholders' equity
Common stock - par value $5.00 per share; authorized
10,000,000 shares; issued and outstanding 6,256,624, 6,303,778 and 6,324,659 at September 30, 2003 and 2002 and December
31, 2002, respectively.	31,283	31,519	31,623
Capital surplus	244	84	50
Retained earnings	37,967	32,577	34,173
Accumulated other comprehensive income, net of tax	910	1,967	1,675
Total shareholders' equity	70,404	66,147	67,521

Total liabilities and shareholders' equity	$ 882,774	809,221	824,992

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the three months ended September 30,
	2003	2002
	(unaudited)
Interest income
Interest and fees on loans	$ 10,633	$ 10,584
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	179	470
State and municipal	409	412
Mortgage-backed securities	102	89
Interest on federal funds sold	48	96
Dividends on FHLB stock	17	22
Total interest income	11,388	11,673

Interest expense
Interest on deposits, including retail repurchase agreements	2,641	2,946
Interest on federal funds purchased	8	--
Interest on commercial paper (Master notes)	28	44
Total interest expense	2,677	2,990

Net interest income	8,711	8,683

Provision for loan losses	900	1,200

Net interest income after provision for loan losses	7,811	7,483

Noninterest income
Service charges on deposit accounts	2,196	2,052
Fees for trust and brokerage services	701	576
Mortgage banking income	219	85
Gains on sales of investment securities	81	114
Other	673	615
Total noninterest income	3,870	3,442

Noninterest expense
Salaries and other personnel	3,992	3,854
Net occupancy	582	563
Furniture and equipment	884	698
Postage and supplies	318	397
Marketing and advertising	195	180
Telephone	186	204
Cardholder processing	138	132
Other	1,294	1,384
Total noninterest expense	7,589	7,412

Income before income taxes	4,092	3,513

Income tax provision	1,235	1,184

Net income	$ 2,857	2,329

Share Data:
Net income - Basic	$ 0.46	0.37
Net income - Diluted	0.45	0.36
Book value	11.25	10.49
Weighted average common shares outstanding - Basic	6,273,780	6,301,974
Weighted average common shares outstanding - Diluted	6,370,340	6,469,441

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the nine months ended September 30,
	2003	2002
	(unaudited)
Interest income
Interest and fees on loans	$ 32,127	$ 31,409
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	893	1,218
State and municipal	1,182	1,545
Mortgage-backed securities	492	327
Interest on federal funds sold	111	307
Dividends on FHLB stock	60	72
Total interest income	34,865	34,878

Interest expense
Interest on deposits, including retail repurchase agreements	8,134	9,289
Interest on federal funds purchased	19	1
Interest on commercial paper (Master notes)	80	115
Total interest expense	8,233	9,405

Net interest income	26,632	25,473

Provision for loan losses	2,700	3,100

Net interest income after provision for loan losses	23,932	22,373

Noninterest income
Service charges on deposit accounts	6,417	5,859
Fees for trust and brokerage services	2,053	1,839
Mortgage banking income	305	457
Gains on sales of investment securities	362	349
Other	1,996	1,864
Total noninterest income	11,133	10,368

Noninterest expense
Salaries and other personnel	11,794	11,210
Net occupancy	1,691	1,672
Furniture and equipment	2,536	2,002
Postage and supplies	1,123	1,107
Marketing and advertising	632	710
Telephone	557	594
Cardholder processing	412	420
Other	3,932	4,179
Total noninterest expense	22,677	21,894

Income before income taxes	12,388	10,847

Income tax provision	3,921	3,578

Net income	$ 8,467	7,269

Share Data:
Net income - Basic	$ 1.34	1.15
Net income - Diluted	1.32	1.12
Book value	11.25	10.49
Weighted average common shares outstanding - Basic	6,315,334	6,294,386
Weighted average common shares outstanding - Diluted	6,410,952	6,464,048

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(in thousands, except share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income, net	Total
Balance at December 31, 2001	6,283,623	$ 31,418	26	27,386	238	59,068

Net income				7,269		7,269
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during
period, net of tax effect of $1,217					1,944
Less: reclassification adjustment for gains included
in net income, net of tax effect of $134					(215)
Net unrealized gains (losses) on securities						1,729

Comprehensive income						8,998

Cash dividend ($.11 per share)				(2,078)		(2,078)
Stock option activity	20,155	101	58			159
Balance at September 30, 2002	6,303,778	$ 31,519	84	32,577	1,967	66,147

Balance at December 31, 2002	6,324,659	$ 31,623	50	34,173	1,675	67,521

Net income				8,467		8,467
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during
period, net of tax effect of $340					(542)
Less: reclassification adjustment for gains included
in net income, net of tax effect of $140					(223)
Net unrealized gains on securities						(765)

Comprehensive income						7,702

Cash dividend ($.12 per share)				(2,273)		(2,273)
Stock repurchase activity	(100,000)	(500)		(2,400)		(2,900)
Stock option activity	31,965	160	194			354
Balance at September 30, 2003	6,256,624	$ 31,283	244	37,967	910	70,404

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flow
(in thousands)

	For the nine months ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income	$ 8,467	7,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,134	1,358
Gain on sale of investment securities	(362)	(349)
Provision for loan losses	2,700	3,100
Origination of loans held for sale	(113,755)	(65,546)
Sale of loans held for sale	117,548	67,417
Gain on sale of loans	(305)	(564)
Change in accrued interest receivable	266	412
Change in other assets	(1,304)	(1,295)
Change in other liabilities, net	436	(291)

Net cash provided by operating activities	17,825	11,511

Cash flows from investing activities
Purchase of investment securities available for sale	(67,353)	(50,123)
Proceeds from maturities of investment securities available for sale	13,078	23,202
Proceeds from sale of investment securities available for sale	32,144	24,039
Principal paydowns on mortgage-backed securities available for sale	24,693	3,696
Purchase of Federal Home Loan Bank stock	(135)	--
Net increase in loans outstanding	(47,846)	(50,351)
Purchases of premises and equipment, net	(2,980)	(1,857)

Net cash used in investing activities	(48,399)	(51,394)

Cash flows from financing activities
Net increase in deposit accounts	45,490	58,920
Net increase in securities sold under agreements to repurchase	2,542	2,001
Net increase in commercial paper	6,911	5,150
Proceeds from issuance of common stock	354	159
Repurchase of common stock	(2,900)	--
Dividends paid	(2,273)	(2,078)

Net cash provided by financing activities	50,124	64,152

Net increase in cash and cash equivalents	19,550	24,269
Cash and cash equivalents at beginning of the period	38,093	45,691

Cash and cash equivalents at end of the period	$ 57,643	69,960

Supplemental Information
Cash paid during the period for:
Interest expense	$ 8,308	9,733
Income taxes	3,637	3,555

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available or sale, pre-tax	$ (1,245)	2,811
Loans transferred to other real estate owned	677	2,072
Loans charged -off	1,995	2,689

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

Accounting Estimates and Assumptions

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets for the periods presented. In addition, they affect the reporting amounts of income and expense during the reporting period as of the dates of the consolidated statements of income for the periods presented. Actual results could differ from these estimates and assumptions.  As such, the results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company's website, www.palmettobank.com, includes a link to the Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval ("EDGAR") system which makes various reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Ownership Reports filed in conjunction with Section 16, and amendments to such reports, available, free of charge.  These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission.  The Securities and Exchange Commission's EDGAR database may also be accessed through its website, www.sec.gov.

2.       PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based on net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended September 30,
	2003	2002
BASIC
Average common shares outstanding (denominator)	6,273,780	6,301,974
DILUTED
Average common shares outstanding	6,273,780	6,301,974
Dilutive potential common shares	96,560	167,467
Average diluted shares outstanding (denominator)	6,370,340	6,469,441

	For the nine months ended September 30,
	2003	2002
BASIC
Average common shares outstanding (denominator)	6,315,334	6,294,386
DILUTED
Average common shares outstanding	6,315,334	6,294,386
Dilutive potential common shares	95,618	169,662
Average diluted shares outstanding (denominator)	6,410,952	6,464,048

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares.  At September 30, 2003 there were no option shares that were excluded from the calculation of diluted earnings due to the exercise price being greater than the average market price of the common shares as of that date, based on information available to the Company at that time.

3.       INTANGIBLE ASSETS

The table set forth below illustrates the activity of intangible assets with finite lives, which are comprised of customer list intangibles, presented in "other assets" in the consolidated balance sheets, and the related amortization, presented in "other noninterest expense" in the consolidated statements of income, for the years noted (in thousands).

	For the three months ended September 30,
	2003	2002
Balance, at beginning of period	$ 537	668
Amortization	36	30
Balance, at end of period	$ 501	638

	For the nine months ended September 30,
	2003	2002
Balance, at beginning of period	$ 608	727
Amortization	107	89
Balance, at end of period	$ 501	638

The table set forth below illustrates the activity of intangible assets with infinite lives, presented in "other assets" in the consolidated balance sheets, and the related amortization, presented in "other noninterest expense" in the consolidated statements of income, for the years noted (in thousands).

	For the nine months ended September 30,
	2003	2002
Balance, at beginning of period	$ 3,691	3,691
Amortization	----	----
Balance, at end of period	$ 3,691	3,691

The goodwill for each reporting unit will be tested for impairment as of December 31, 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and such analysis will be updated annually.

The Company estimates that its amortization expense related to intangibles with finite lives in fiscal years 2003 through 2009 will range from $144 thousand to $33 thousand.

4.      MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $2.2 million, $2.1 million and $2.0 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Amortization expense for MSRs totaled $482 thousand and $242 thousand for the three months ended September 30, 2003 and 2002, respectively.  Amortization expense for MSRs totaled $1.4 million and $601 thousand for the nine months ended September 30, 2003 and 2002, respectively.  Amortization expense for MSRs for the twelve months ended December 31, 2002 totaled $946 thousand. Amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.  There was no impairment adjustment to MSRs for the three months ended September 30, 2003 nor for the three months ended September 30, 2002.  The impairment adjustments to MSRs for the nine months ended September 30, 2003 and 2002 were $133 thousand and $44 thousand, respectively.  The impairment adjustment to MSRs for the twelve months ended December 31, 2002 totaled $44 thousand. A valuation allowance for impairment totaling $246 thousand was required at September 30, 2003, increasing from a valuation allowance of $113 thousand required at September 30, 2002.  The valuation allowance for impairment required at December 31, 2002 totaled $113 thousand.

5.      STOCK-BASED COMPENSATION

At September 30, 2003, Palmetto Bancshares had a stock-based compensation plan, which was described more fully in Note 12 of the Notes To Consolidated Financial Statements included in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Key Company employees and Company directors are eligible to participate in the stock awards plan. No stock-based compensation cost has been reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The table set forth below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data).

	For the three months ended September 30,
	2003	2002
Net income, as reported	$ 2,857	2,329
Deduct: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	35	34
Pro forma net income	$ 2,822	2,295

Earnings per share
Basic - as reported	$ .46	.37
Basic - pro forma	.45	.36

Diluted - as reported	$ .45	.36
Diluted - pro forma	.44	.35

	For the nine months ended September 30,
	2003	2002
Net income, as reported	$ 8,467	7,269
Deduct: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	95	118
Pro forma net income	$ 8,372	7,151

Earnings per share
Basic - as reported	$ 1.34	1.15
Basic - pro forma	1.33	1.14

Diluted - as reported	$ 1.32	1.12
Diluted - pro forma	1.31	1.11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Palmetto Bancshares, Inc.  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as the Annual Report of Palmetto Bancshares, Inc. on Form 10-K for the year ended December 31, 2002.  Results of operations for the three months ended September 30, 2003 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

BALANCE SHEET REVIEW

Overview

Total assets increased by $57.8 million, or 7.0%, at September 30, 2003 as compared with December 31, 2002 and increased by $73.6 million, or 9.1%, at September 30, 2003 as compared with September 30, 2002.  Liquid assets, which include cash, federal funds sold, and investments available for sale, increased by $15.1 million, or 9.7%, at September 30, 2003 from December 31, 2002 and increased by $1.3 million, or 0.7%, at September 30, 2003 from September 30, 2002. Total liabilities increased $55 thousand, or 7.2%, at September 30, 2003 from December 31, 2002 and increased $69 thousand, or 9.3%, at September 30, 2003 from September 30, 2002. Total shareholders' equity increased $2.9 million, or 4.3%, at September 30, 2003 from December 31, 2002 and $4.3 million, or 6.4%, at September 30, 2003 from September 30, 2002.

Securities

At September 30, 2003, the Company's investment portfolio totaled $112.4 million compared with $116.8 million and $98.8 million at December 31, 2002 and September 30, 2002, respectively.  This represents a decrease of 3.8% from December 31, 2002 and a 13.7% increase from September 30, 2002. The composition of the investment portfolio at September 30, 2003 was as follows: agencies 13%, municipalities 37%, and mortgage-backed securities and other securities 50%.

During the first nine months of 2003, the Bank purchased $67.4 million of investment securities (available for sale), $46.0 million of the investment portfolio matured or was sold, resulting in a gain of $362 thousand, and $24.7 million was paid down on mortgage-backed securities.  The September 30, 2003 securities balance included $1.5 million in pre-tax unrealized gains in the portfolio.

During the first nine months of 2002, the Bank purchased $50.1 million of investment securities (available for sale), $47.3 million of the investment portfolio matured or was sold, resulting in a gain of $349 thousand, and $3.7 million was paid down on mortgage-backed securities.  The September 30, 2002 securities balance included $3.2 million in pre-tax unrealized losses in the portfolio.

Loans

At September 30, 2003, the Company had total loans outstanding, including mortgage loans held for sale, of $679.2 million, which equaled 84% of total deposits, including retail repurchase agreements and commercial paper, and 77% of total assets.  Loans are the largest category of the Company's earning assets and have generally produced higher yields than other earning assets.  The Company's loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans.

Mortgage loans held for sale were $8.4 million at September 30, 2003 compared with $11.9 million and $8.7 million at December 31, 2002 and September 30, 2002, respectively.  This represents a decrease of 29.4% from December 31, 2002 and a decrease of 4.4% from September 30, 2002.  Because of the favorable interest rate environment for mortgage loans and refinances, the Bank originated approximately $139.3 million in mortgage loans during the first nine months of 2003, with approximately 84% being sold during the same period.  Approximately $74.9 million in mortgage loans were originated during the first nine months of 2002.  The Company originates the majority of its loans in its primary market area located in Upstate South Carolina.

Loans, net of unearned income and excluding those mortgage loans held for sale, were $670.9 million at September 30, 2003 compared with $625.5 million and $599.6 million at December 31, 2002 and September 30, 2002, respectively.  This represents increases of 7.2% from December 31, 2002 and 11.9% from September 30, 2002.

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

The allowance for loan losses totaled $7.2 million at September 30, 2003 compared with $6.4 million and $6.3 million at December 31, 2002 and September 30, 2002, respectively.  This represents an increase of 13.1% from December 31, 2002 and 15.8% from September 30, 2002.  Table 1 summarizes the changes in the allowance.

Table 1
Summary of Loan Loss and Recovery Experience
(dollars in thousands)
	At and for the nine months ended September 30,		At and for the year ended
	2003	2002	December 31, 2002

Allowance at beginning of period	$ 6,402	5,658	5,658
Net charge-offs:
Loans charged-off	1,995	2,689	3,770
Less: loans recovered	134	183	226
	1,861	2,506	3,544

Additions to reserves through provision	2,700	3,100	4,288

Allowance at end of period	$ 7,241	6,252	6,402

Average loans excluding mortgage loans held for sale	$651,687	567,341	577,949

Loans, net of unearned, excluding mortgage loans held for sale	670,850	599,594	625,542

Net charge-offs as a % of average loans excluding mortgage loans held for sale (annualized, where applicable)	0.38%	0.59	0.61

Allowance as a % of loans, net of unearned, excluding mortgage loans held for sale	1.08	1.04	1.02

The allowance for loan losses as a percentage of loans, excluding mortgage loans held for sale, increased to 1.08% at September 30, 2003 from 1.02% and 1.04% at December 31, 2002 and September 30, 2002, respectively. During mid-1999 management noted deterioration in the performance of the sales finance portfolio, resulting in increased charge-offs in 1999 and 2000. In the years since the discovery of the deterioration in the portfolio and these heightened charge-offs, charge-off levels have declined. In 2001 net charged-off loans declined $970 thousand from 2000.  Net charged-off loans in 2002 declined $282 thousand from 2001. Annualized (where applicable) net charge-offs as a percentage of average loans excluding mortgage loans held for sale have declined from .59% for the nine months ended September 30, 2002 to .38% for the nine months ended September 30, 2003.  Additionally, the sales finance portfolio has had relatively little growth with a balance of $16.2 million at September 30, 2003, $14.7 million at December 31, 2002 and $14.8 million at September 30, 2002.

Net charge-offs for the nine months ended September 30, 2003 totaled $1.9 million, a decline from $2.5 million for the nine months ended September 30, 2002.  The majority of the decline in net charge-offs over these periods was the result of a decline of $298 thousand in the commercial and industrial loan category as well as a decline in the installment loan category (excluding credit cards) of $773 thousand.  Offsetting these declines was an increase in charge-offs related to loans secured by real estate of $272 thousand and a slight increase in net charge offs related to the credit card portfolio.  The decrease in charge-off activity within the commercial / industrial and installment portfolios can be attributed to the low interest rates environment, which has led to increased consumer debt incurrence and refinancing.  Additionally, the decline in charge-off activity related to the installment portfolio can also be attributed to the increased performance related to the quality of the sales finance portfolio.  The increase in charge-offs related to loans secured by real estate stems from the high levels of mortgages in the foreclosure process. The rise in foreclosures paralleled increasing job losses and personal bankruptcies in the first nine months of 2003.

See "Credit Quality" for additional discussion of factors contributing to the allowance for loan losses.

Other Assets

At September 30, 2003, other assets totaled $15.5 million compared with $15.2 million and $14.1 million at December 31, 2002 and September 30, 2002, respectively.  This represents an increase of 2.1% from December 31, 2002 and 10.1% from September 30, 2002.

At September 30, 2003, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights totaling $1.9 million, pension plan assets totaling $2.9 million, other real estate owned totaling $1.9 million, and $4.2 million of intangible assets.

At December 31, 2002, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights which totaled $2.0 million, pension plan assets totaling $2.4 million, other real estate owned totaling $2.5 million, and $4.3 million of intangible assets.

At September 30, 2002, large components contributing to the balance of $14.1 million of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights totaling $1.9 million, pension plan assets totaling $2.1 million, other real estate owned totaling $1.5 million, and $4.1 million of intangible assets.

The recent favorable interest rate environment as well as the addition of a mortgage loan originator has contributed to the increase in the loan portfolio at September 30, 2003 from December 31, 2002 as well as September 30, 2002.  As noted in the "Loans" section above, originations of mortgage loans held for sale in the nine months ended September 30, 2003 totaled $139.3 million.  Since loans are typically sold servicing retained, the increase in loans originated results in increased additions to the mortgage servicing rights portfolio.  Amortization and impairment of the rights as well as loan payoffs offset these additions.

Due to the low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate greatly on a monthly basis.  The other real estate owned portfolio is often reviewed in terms of lending relationships, which may contain of more than one parcel of real estate.  During the first nine months of 2003, $677 thousand in property additions were added to the portfolio while properties sales and recoveries totaling $1.1 million were consummated.  Write-downs taken subsequent to properties being transferred to the other real estate owned portfolio and write-downs resulting from sales totaled $99 thousand for the nine months ended September 30, 2003.  At September 30, 2003 the other real estate owned portfolio totaled $1.9 million.  At December 31, 2002 the other real estate owned portfolio totaled $2.5 million.  During the first nine months of 2002, $2.1 million in property additions were added to the portfolio while properties sales and recoveries totaling $648 thousand were consummated.  Write-downs taken subsequent to properties being transferred to the other real estate owned portfolio and write-downs resulting from sales totaled $168 thousand for the nine months ended September 30, 2002.  At September 30, 2002 the other real estate owned portfolio totaled $1.5 million.

As noted above in the "Allowance for Loan Losses" section, during mid-1999 management noted deterioration in the performance of the sales finance portfolio. In the periods following these findings, charge-offs increased and collateral was repossessed, in some cases, in conjunction with a portion of these sales finance loans. Since this discovery and the related charge-offs, the Bank has begun to experience a decrease in charge-offs (in part related to this portfolio).  In addition, the balance of repossessed automobiles has begun to decline.  Resulting from the review of the loans within the portfolio, repossessed automobiles have declined from $337 thousand at September 30, 2002 to $197 thousand at September 30, 2003.  Additionally growth within the sales finance loan portfolio has been relatively stagnant during this time frame.

See Note 3 of Notes To Consolidated Interim Financial Statements contained herein for a summary of intangible assets.

Deposits

At September 30, 2003, traditional deposits totaled $767.5 million compared with $722.0 million and $704.2 million at December 31, 2002 and September 30, 2002, respectively.  This represents an increase of 6.3% from December 31, 2002 and 9.0% from September 30, 2002.  Deposits remain the Bank's primary source of funds for loans and investments.  Traditional deposits provided funding for 97% and 100% of average earning assets for the nine months ended September 30, 2003 and 2002, respectively. The composition of the traditional deposit portfolio at September 30, 2003 follows: time deposits 47%, interest-bearing demand deposits 32%, noninterest-bearing deposits 15%, and savings 6%.

Borrowed Funds

At September 30, 2003, total securities sold under agreement to repurchase totaled $15.4 million compared with $12.8 million and $17.3 million at December 31, 2002 and September 30, 2002, respectively.  This represents an increase of 19.8% from December 31, 2002 and a decrease of 11.2% from September 30, 2002.

At September 30, 2003, total commercial paper totaled $21.8 million compared with $14.8 million and $16.2 million at December 31, 2002 and September 30, 2002, respectively.  This represents an increase of 46.6% from December 31, 2002 and 34.0% from September 30, 2002.

Other Liabilities

At September 30, 2003, other liabilities totaled $7.8 million compared with $7.8 million and $5.3 million at December 31, 2002 and September 30, 2002, respectively.  This represents relatively no change from December 31, 2002 and an increase of 46.1% from September 30, 2002.

The increase in other liabilities at September 30, 2003 compared with September 30, 2002 of $2.5 million results from the fluctuations in several accounts with the majority of the change accumulated within two accounts. Taxes relating to the unrealized gain on available for sale securities decreased approximately $662 thousand due to a decrease in the unrealized gain on available for sale securities at September 30, 2003 from September 30, 2002. The remaining increase in other liabilities between these two periods relates primarily to increases in mortgage lending related accounts.  The mortgage servicing clearing account increased $3.1 million at September 30, 2003 from September 30, 2002.  When mortgage loans are sold, funds are recorded in this account until all information is received for loan system entry.  Once all items have been received, the loan is booked on the loan system and the resulting funds are simultaneously transferred from this clearing account to the proper loan account.  Therefore, the volume of mortgage loans held for sale, the timing of funding loans sold, and clearing backlog impacts fluctuations in this account.

Capital Resources and Dividends

Shareholders' equity totaled $70.4 million, $67.5 million, and $66.1 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.  Shareholders' equity as a percentage of total assets was 7.98% at September 30, 2003, 8.18% at December 31, 2002 and 8.17% at September 30, 2002.  Increases in shareholders' equity resulted from retention of earnings and stock option exercises offset by dividends paid, decreases in unrealized gains in the available for sale security portfolio, and the repurchase of 100,000 shares during the third quarter of 2003.

During May 2003 Palmetto Bancshares' Board of Directors approved a stock repurchase transaction to acquire 100 thousand shares of Common Stock.  During July 2003 the transaction was consummated with Palmetto Bancshares repurchasing 100 thousand shares at a cost of $29 per share.

Book value per share was $11.25 at September 30, 2003 compared with $10.68 and $10.49 at December 31, 2002 and September 30, 2002, respectively.

As of September 30, 2003, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines.  Table 2 sets forth various capital ratios for the Company and the Bank.  The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.

At September 30, 2003, the Bank had $2.4 million of excess capital available for payment of dividends and still be considered "well-capitalized" related to the total risk based capital ratio.

Table 2
Capital Ratios

	As of 9/30/03	Adequately Capitalized Requirement	Well-Capitalized Requirement
Company:
Total Risk-based Capital	10.36%	8.00%	10.00%
Tier 1 Risk-based Capital	9.32	4.00	6.00
Tier 1 Leverage Ratio	7.50	4.00	5.00
Bank:
Total Risk-based Capital	10.35%	8.00%	10.00%
Tier 1 Risk-based Capital	9.31	4.00	6.00
Tier 1 Leverage Ratio	7.48	4.00	5.00

For a complete discussion of capital matters see related topics in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At September 30, 2003, December 31, 2002 and September 30, 2002, the Company had no interests in non-consolidated special purpose entities. Neither Palmetto Bancshares nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customer's working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. At September 30, 2003, these commitments totaled $128.0 million.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower; however, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less.  At September 30, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 was $2.0 million.  Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise.  Additionally, current fair value of such guarantees are deemed immaterial at September 30, 2003.

The table set forth below represents the Bank's issued commitments to extend credit and unused credit card lines at September 30, 2003 (in thousands).

Home equity loans	$ 27,063
Credit cards	37,928
Commercial real estate development	32,805
Other unused lines of credit	30,158
Total unused commitment and unused credit card lines	$ 127,954

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

The Bank has access to borrowings from the FHLB and maintains short-term lines of credit. At September 30, 2003, the Bank had approximately $86 million of unused borrowing capacity from the FHLB.  The Bank has pledged assets to be used as collateral if the Bank takes advantage of the FHLB line of credit.  At September 30, 2003, the Bank had unused short-term lines of credit totaling approximately $37.0 million (which are withdrawable at the lender's option).  Management believes that these sources are adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

The Company's cash needs include general operating expenses and the payment of dividends and interest on borrowings.  The Company currently has no long-term debt outstanding and has declared and paid cash dividends totaling $0.12 per share in the three months ended September 30, 2003 and $0.36 per share in the nine months ended September 30, 2003.  Although there can be no guarantee that additional dividends will be paid in 2003, the Company plans to continue its quarterly dividend payments.

In the normal course of business, to meet the financial needs of its customers, the Company, principally through the Bank, enters into agreements to extend credit. For amounts and types of such agreements at September 30, 2003, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce the Company's liquidity and could require additional sources of liquidity.

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

Table 3
Nonperforming Loans and Assets
(dollars in thousands)
	September 30,		December 31,
	2003	2002	2002

Nonaccrual loans	$ 5,180	3,593	2,500
Total nonperforming loans	5,180	3,593	2,500

Other real estate owned	1,919	1,473	2,468
Repossessed automobiles	197	337	181
Total nonperforming assets	$ 7,296	5,403	5,149

Loans past due 90 days and still accruing (1)	$ 158	277	233

Total nonperforming loans as a percentage of loans (2)	.77%	.60	.40
Total nonperforming assets as a percentage of loans, other real estate owned, and repossessed automobiles (2)	1.08	.90	.82
Allowance for loan losses as a percentage of nonperforming loans	1.40x	1.74	2.56

(1) Substantially all of these loans are credit card loans.
(2) Calculated using loans, net of unearned, excluding mortgage loans held for sale.

Similar to other parts of the country, in recent years the markets served by the Company have experienced a moderately slowing economy with higher bankruptcy filings and higher delinquency rates.  Although there have been signs of a recovery, the rise in foreclosures of the first nine months of 2003 paralleled mounting job losses and personal bankruptcies.  Until sectors of the economy improve (employment, consumer spending, etc), credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook remains uncertain.

Other real estate owned increased $447 thousand at September 30, 2003 from September 30, 2002. This increase is attributed to several properties acquired in settlement of loans that have not yet been sold due to market conditions. Additionally, nonaccrual loans have increased $1.6 million over the same time frame. Prior to recent times that have seen increased bankruptcies and job losses, more flexibility was given for borrowers to make payments when they became delinquent. Since that time, the Company has been applying more strict collection policies to such loans.  The Company believes in most of these nonaccrual loan cases, collateral is sufficient to cover any potential losses. As a result, the Company has been more proactive in advancing loans to nonaccrual status as a step toward foreclosure, and has ceased payment negotiations that typically took place in the past.

The Bank uses an allowance model that takes into account loan risk grades, delinquency trends, and charge-off ratios as well as loan growth. Assessing the adequacy of the allowance requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which management believes to be reasonable. Management believes, however, that, although the Company has seen an increase in both nonaccrual loans and other real estate owned at September 30, 2003 from September 30, 2002, loss exposure in the Company's loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance adequacy.  Accordingly, management believes the allowance as of September 30, 2003 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.  Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.  To this end, long-term Bank goals include the management of problem assets.

EARNINGS REVIEW

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

Overview

Net income for the three months ended September 30, 2003 totaled $2.9 million, up 22.7% compared with $2.3 million for the third quarter of 2002. Earnings per diluted share for third quarter 2003 were $0.45, a 25.0% increase from $0.36 per diluted share in the third quarter 2002. Earnings per basic share for the third quarter 2003 were $0.46, a 24.3% increase from $0.37 per basic share for third quarter 2002.

Average common shares outstanding on a diluted basis were 6,370,340 for third quarter 2003, down 1.5% from 6,469,441 for third quarter 2002. Average common shares outstanding on a basic basis were 6,273,780 for third quarter 2003, down from 6,301,974 for third quarter 2002.

Net interest income after the provision for loan losses for the three months ended September 30, 2003 and 2002 was $7.8 million and $7.5 million, respectively, an increase of 4.4%.  Noninterest income for the three months ended September 30, 2003 totaled $3.9 million, up 12.4% compared with $3.4 million for third quarter 2002. Noninterest expense for the three months ended September 30, 2003 increased $177 thousand from the three months ended September 30, 2002.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities and interest paid on deposits and other interest-bearing liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis.  Table 4 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended September 30, 2003 and 2002.

Fully tax-equivalent net interest income for third quarter 2003 remained unchanged at $8.9 million when compared with the third quarter of 2002. The fully tax-equivalent net interest margin decreased to 4.34% in the third quarter of 2003 from 4.93% in the third quarter of 2002.

Average earning assets grew $98.2 million, or 13.7%, to $813.0 million for third quarter 2003 from $714.9 million for third quarter of 2002, primarily from the growth of loans and investment securities offset by a decline in federal funds sold. Average loans, including mortgage loans held for sale, were $682.0 million for third quarter 2003 compared with $591.3 million for third quarter 2002. Average investment securities, including the average net unrealized securities gains, increased from $98.9 million for third quarter of 2002 to $109.3 million for third quarter 2003.

Average interest-bearing traditional deposits increased from $562.3 million for third quarter 2002 to $638.5 million for third quarter 2003. Average other interest-bearing liabilities increased to $36.9 million for third quarter 2003 from $35.6 million for third quarter 2002.

Table 4
Comparative Average Balance - Yields and Costs
(dollars in thousands)

	For the three months ended September 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
ASSETS
Interest-earning assets
Federal fund	$ 19,536	$ 48	0.97%	$ 22,551	$ 96	1.69%
Federal Home Loan Bank stock and deposits	2,181	17	3.09	2,082	22	4.19
Nontaxable investment securities (2) (3)	39,323	584	5.89	36,177	615	6.74
Taxable investment securities (2)	69,945	281	1.59	62,697	559	3.54
Loans, net of unearned (1)	682,038	10,633	6.19	591,345	10,584	7.10
Total interest-earning assets	813,023	11,563	5.64	714,852	11,876	6.59

Noninterest-earning assets
Cash and due from banks	27,249			28,847
Allowance for loan losses	(6,990)			(6,000)
Premises and equipment, net	20,188			19,785
Accrued interest	3,829			4,378
Other assets	15,504			13,071
Total noninterest-earning assets	59,780			60,081

Total assets	$ 872,803			$ 774,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$ 248,020	$ 244	0.39%	$ 226,162	$ 421	0.74%
Savings	43,015	36	0.33	38,386	65	0.67
Time	347,479	2,342	2.67	297,734	2,412	3.21
Total interest-bearing deposits	638,514	2,622	1.63	562,282	2,898	2.04
Other interest-bearing liabilities	36,868	55	0.59	35,552	92	1.03
Total interest-bearing liabilities	675,382	2,677	1.57	597,834	2,990	1.98

Noninterest-bearing liabilities
Noninterest-bearing deposits	116,559			105,313
Other noninterest-bearing liabilities	10,504			6,353
Total noninterest-bearing liabilities	127,063			111,666

Total liabilities	802,445			709,500

Shareholders' equity	70,358			65,433

Total liabilities and shareholders' equity	$ 872,803			$ 774,933

NET INTEREST MARGIN (FTE)		$ 8,886	4.34%		$ 8,886	4.93%

Tax-equivalent adjustment (3)		$ 175			$ 203

(1)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)			The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $175 and $203 for the 2003 and 2002 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 33 months. From January 2001 through September 2003, the Federal Reserve cut interest rates 5.50%.  Variable rate loans typically repriced immediately following changes in interest rates by the Federal Reserve. During third quarter 2003 as compared with third quarter 2002, the net interest margin declined primarily from decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment only partially offset by repricing certificates of deposits at lower rates.   The weighted average yield of the loan portfolio decreased from 7.10% for third quarter 2002 to 6.19% for third quarter 2003. The weighted average yield of the securities portfolio decreased from 4.71% for third quarter 2002 to 3.14% for third quarter 2003.   As the Company reduced its interest rates during the year, the decline in the earning asset yield outpaced the decline in the funding source rate.

Provision for Loan Losses

The allowance for loan losses is increased by charges to current period operations, through the provision for loan losses, when, based on the Company's allowance model, the balance is deemed insufficient to absorb probable losses in the portfolio at the balance sheet date.  The provision for loan losses was $900 thousand for third quarter 2003 as compared with $1.2 million for third quarter 2002. The provision is adjusted each month to reflect loan volume growth and allow for loan charge-offs, recoveries and other factors that impact management's assessment of the adequacy of the allowance for loan losses.  Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio.  Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 1999 and 2000. Higher charge-offs in this portfolio contributed to the increase in the provision for loan losses in recent years. However, annualized third quarter net charge-offs as a percentage of average loans excluding mortgage loans held for sale have begun to decline and were ..41% for the quarter ended September 30, 2003 compared with .56% for the quarter ended September 30, 2002.  This decline in charge-offs affects historical charge-off ratios, which are factors within the Company's allowance model. See "Allowance for Loan Losses" for discussion of such factors and their effects on the allowance for loan losses and the provision for loan losses.

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

Noninterest Income and Expense

Noninterest income for third quarter 2003 increased $428 thousand, or 12.4%, to $3.9 million from $3.4 million for third quarter 2002.  Noninterest expense for third quarter 2003 increased $177 thousand, or 2.4%, to $7.6 million over third quarter 2002.

Major contributors to the increase in noninterest income for the three months ended September 30, 2003 from the same period ended 2002 were increases in service charges on deposit accounts totaling $144 thousand, fees for trust and brokerage services totaling $125 thousand, and mortgage banking income totaling $134 thousand.  Large contributors to the fluctuation within the mortgage banking income financial statement line item include an increase in gain on mortgage loan sales of $303 thousand over the two periods offset by an increase in mortgage servicing rights amortization of $240 thousand when comparing the same periods.  The increase in mortgage servicing rights amortization is based on several factors including, but not limited to, the increased prepayment speeds attributable to current market interest rates.  These fluctuations within the mortgage banking income financial statement line item are attributable to the increased originations and refinances of mortgage loans resulting from low mortgage loan interest rates.  Should interest rates increase, the level of originations and refinances of mortgage loans may decline which may result in mortgage banking income being lower than recent results.

The increase within noninterest expense for the three months ended September 30, 2003 from the three months ended September 30, 2002 was the result of fluctuations in several accounts with the majority of the change accumulated within two financial statement line items, salaries and other personnel expense and furniture and equipment expense, which increased $138 thousand and $186 thousand, respectively for the three months ended September 30, 2003 from the same period ended September 30, 2002.  The increase in salaries and other personnel expense for the three months ended September 30, 2003 compared with the same period of 2002 is due to increased expenses during the third quarter of 2003 over that of 2002 related to the pension plan. The increase in furniture and equipment expense is due to increased expense related to new item processing hardware, software, and the related installations as well as new servicing agreements entered into by the Bank related to the servicing of branch equipment such as drive thru and ATM equipment.

Income Taxes

Income tax expense attributable to income from continuing operations totaled $1.2 million for both the third quarter 2003 and the third quarter 2002. The effective income tax rate was 30% for third quarter 2003 and 34% for third quarter 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

Overview

Net income for the nine months ended September 30, 2003 totaled $8.5 million, up 16.5% compared with $7.3 million for the same period of 2002. Earnings per diluted share for the nine months ended September 30, 2003 were $1.32, a 17.9 % increase from $1.12 per diluted share in the same period of 2002. Earnings per basic share for the nine months ended September 30, 2003 were $1.34, a 16.5% increase from $1.15 per basic share for the same nine months of 2002.

Average common shares outstanding on a diluted basis were 6,410,952 for the nine months ended September 30, 2003, down 0.82% from 6,464,048 for the same nine months of 2002. For the nine months ended September 30, 2003 average common shares outstanding on a basic basis were 6,315,334, up slightly from 6,294,386 for the first nine months of 2002.

Net interest income after the provision for loan losses for the nine months ended September 30, 2003 and 2002 was $23.9 million and $22.4 million, respectively, an increase of 7.0%.  Noninterest income for the nine months ended September 30, 2003 totaled $11.1 million, up 7.4% compared with $10.4 million for the first nine months of 2002. Noninterest expense for the nine months ended September 30, 2003 increased $783 thousand from the nine months ended September 30, 2002.

Net Interest Income

Net interest income is the difference between gross interest and fees on earning assets, primarily loans and investment securities and interest paid on deposits and other interest-bearing liabilities. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax exempt income to a comparable yield on a taxable basis.  Table 5 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the nine months ended September 30, 2003 and 2002.

Fully tax-equivalent net interest income for the first nine months of 2003 increased $954 thousand, or 3.6%, to $27.2 million from $26.2 million for the first nine months of 2002. The fully tax-equivalent net interest margin decreased to 4.60% for the first nine months of 2003 from 4.99% for the first nine months of 2002.

Average earning assets grew $88.5 million, or 12.6%, to $791.0 million for the first nine months of 2003 from $702.5 million for the first nine months of 2002, primarily from the growth of loans and investment securities offset by a decline in federal funds sold. Average loans, including mortgage loans held for sale, were $664.5 million for the first nine months of 2003 compared with $574.9 million for same period of 2002. Average investment securities, including the average net unrealized securities gains, increased from $101.4 million for the first nine months of 2002 to $110.9 million for the same period of 2003.

Average earning traditional deposits increased from $558.1 million for first nine months of 2002 to $623.9 million for first nine months of 2003. Average other interest-bearing liabilities increased to $35.7 million for the nine months ended September 30, 2003 from $33.0 million for the same period of 2002.

Table 5
Comparative Average Balance - Yields and Costs
(dollars in thousands)

	For the nine months ended September 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
ASSETS
Interest-earning assets
Federal fund	$ 13,451	$ 111	1.10%	$ 24,182	$ 307	1.70%
Federal Home Loan Bank stock and deposits	2,153	60	3.73	2,057	72	4.68
Nontaxable investment securities (2) (3)	35,894	1,738	6.47	44,614	2,306	6.91
Taxable investment securities (2)	74,987	1,385	2.47	56,769	1,545	3.64
Loans, net of unearned (1)	664,506	32,127	6.46	574,896	31,409	7.30
Total interest-earning assets	790,991	35,421	5.99	702,518	35,639	6.78

Noninterest-earning assets
Cash and due from banks	27,670			28,449
Allowance for loan losses	(6,968)			(5,817)
Premises and equipment, net	19,965			19,666
Accrued interest	4,124			4,499
Other assets	15,695			12,300
Total noninterest-earning assets	60,486			59,097

Total assets	$ 851,477			$ 761,615

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$ 245,521	$ 855	0.47%	$ 227,382	$ 1,293	0.76%
Savings	41,399	112	0.36	37,266	193	0.69
Time	336,989	7,106	2.82	293,444	7,664	3.49
Total interest-bearing deposits	623,909	8,073	1.73	558,092	9,150	2.19
Other interest-bearing liabilities	35,654	160	0.60	33,031	255	1.03
Total interest-bearing liabilities	659,563	8,233	1.67	591,123	9,405	2.13

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,629			102,213
Other noninterest-bearing liabilities	8,892			5,248
Total noninterest-bearing liabilities	121,521			107,461

Total liabilities	781,084			698,584

Shareholders' equity	70,393			63,031

Total liabilities and shareholders' equity	$ 851,477			$ 761,615

NET INTEREST MARGIN (FTE)		$ 27,188	4.60%		$ 26,234	4.99%

Tax-equivalent adjustment (3)		$ 556			$ 761

(1)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(3)			The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming the effective rate for the respective period. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $556 and $761 for the 2003 and 2002 periods, respectively.

The underlying factor for the changes in the yields and rates on earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past 30 months. From January 2001 through the end of September 2003, the Federal Reserve cut interest rates 5.50%.  Variable rate loans typically repriced immediately following changes in interest rates by the Federal Reserve. During the nine months ended September 30, 2003 as compared with the same period of 2002, the net interest margin declined primarily from decreasing yields of the loan and securities portfolios which was a direct result of the interest rate environment only partially offset by repricing certificates of deposits at lower rates. The weighted average yield of the loan portfolio decreased from 7.30% for the nine months ended September 30, 2002 to 6.46% for the same period of 2003. The weighted average yield of the securities portfolio decreased from 5.08% for the nine months ended September 30, 2002 to 3.76% for the same period of 2003.   As the Company reduced its interest rates during the year, the decline in the earning asset yield outpaced the decline in the funding source rate.

Provision for Loan Losses

The allowance for loan losses is increased by charges to current period operations, through the provision for loan losses, when, based on the Company's allowance model, the balance is deemed insufficient to absorb probable losses in the portfolio at the balance sheet date.  The provision for loan losses was $2.7 million for first nine months of 2003 as compared with $3.1 million for the first nine months of 2002. The provision is adjusted each month to reflect loan volume growth and allow for loan charge‑offs, recoveries and other factors that impact management's assessment of the adequacy of the allowance for loan losses.  Management's objective is to maintain the allowance for loan losses at an adequate level to cover probable losses in the portfolio.  Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which in management's judgment deserve recognition in estimating loan losses.

During mid-1999 management noted deterioration in the performance of the sales finance portfolio that resulted in increased charge-offs during 1999 and 2000. Higher charge-offs in this portfolio contributed to the increase in the provision for loan losses in recent years. However, annualized year-to-date net charge-offs as a percentage of average loans excluding mortgage loans held for sale have begun to decline and were ..59% for the nine months ended September 30, 2002 compared with .38% for the nine months ended September 30, 2003.  This decline in charge-offs effects historical charge-off ratios, which are factors within the Company's allowance model. See "Allowance for Loan Losses" for discussion of such factors and their effects on the allowance for loan losses and the provision for loan losses.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2003 increased $765 thousand, or 7.4%, to $11.1 million from $10.4 million for the nine months ended September 30, 2002.  Noninterest expense for first nine months of 2003 increased $783 thousand, or 3.6%, to $22.7 million at the end of the nine months ended September 30, 2003.

Major contributors to the increase in noninterest income for the nine months ended September 30, 2003 from the same period ended 2002 were increases in service changes on deposit accounts totaling $558 thousand, fees for trust and brokerage services totaling $214 thousand, and other noninterest income totaling $132 thousand.  Offsetting these increases was a decline in mortgage banking income totaling $152 thousand for the nine months ending September 30, 2003 compared with the same nine months of 2002.  Large contributors to the fluctuation within the mortgage banking income financial statement line item include an increase in gain on mortgage loan sales of $558 thousand over the two periods offset by an increase in mortgage servicing rights amortization of $907 thousand when comparing the same periods.  The increase in mortgage servicing rights amortization is based on several factors including, but not limited to, the increased prepayment speeds attributable to current market interest rates.  The increase in gains on sales of loans during the first nine months of 2003 as well as higher levels of gains in recent previous quarters are attributable to the increased originations and refinances of mortgage loans resulting from low mortgage loan interest rates.  Should interest rates increase, the level of originations and refinances of mortgage loans may decline which may result in gains on sales of mortgage loans being lower than recent results.

The increase within noninterest expense for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 was the result of fluctuations in several accounts with the majority of the change accumulated within three financial statement line items, salaries and other personnel expense and furniture and equipment expense, offset by a decrease in other noninterest expense.  Salaries and other personnel expense increased $584 thousand during the nine months ended September 30, 2003 compared with the same of period of 2002.  The increase in salaries and other personnel expense for the nine months ended September 30, 2003 compared with the same period of 2002 is due to increased staffing in various operational and retail areas as well as annual raises.  Furniture and equipment expense increased $534 thousand during the nine months ended September 30, 2003 compared with the same of period of 2002.   The increase in furniture and equipment expense is due to increased expense related to new item processing hardware, software, and the related installations as well as new servicing agreements entered into by the Bank related to the servicing of branch equipment such as drive thru and ATM equipment.  Offsetting these increases was a decrease in other noninterest expense of $247 thousand when comparing the same periods.  This decline is due in most part to ceasing goodwill amortization in accordance with SFAS No. 141 in the prior year and to decreases in legal loan expenses resulting from the settlement of the Snyder lawsuit during the 4th quarter of 2002.   For additional information regarding this litigation, refer to disclosure in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.

Income Taxes

Income tax expense attributable to income from continuing operations increased to $3.9 million for the nine months ended September 30, 2003 from $3.6 million for same period of 2002. The effective income tax rate was 32% for nine months ended September 30, 2003 and 33% for same period of 2002.

ACCOUNTING AND REPORTING MATTERS

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN No. 45 requires that the initial recognition and initial measurement provisions of the Interpretation be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. As of September 30, 2003, the Company has not elected the fair value treatment of stock-based compensation. Therefore, the adoption of this standard had no impact on the financial position or the results of operations of the Company.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of the statement which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. At September 30, 2003, the Company has no embedded derivative instruments.  The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments.  The commitments to originate fixed rate conforming loans were not material at September 30, 2003. The Company does not currently engage in hedging activities.  The Company adopted the provisions of SFAS No. 149 on June 30, 2003, which had no impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with this Statement, the Company adopted the provisions of SFAS No. 150, which did not have a material impact on the financial position or results of operations of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies," and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate.  Comments on the exposure draft were due by September 19, 2003.  Although the effect on the financial position or results of operations of the Company related to the adoption of this proposed SOP have not been determined, adoption is expected to have a material impact on the Company.

On October 8, 2003, The Financial Accounting Standards Board voted to delay the effective date of FASB Interpretation No. 46 for one quarter, pushing back the rule's effective date to reporting periods ending after Dec. 15, 2003.

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

At September 30, 2003, management believes that there have been no significant changes in market risk as disclosed in Palmetto Bancshares' Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table is a summary of the Company's one year gap (dollars in thousands):

September 30, 2003
Interest-earning assets maturing or repricing within one year	$ 368,921
Interest-bearing liabilities maturing or repricing within one year	331,527
Cumulative gap	$ 37,394
Gap as a percentage of total assets	4.24%

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

Because the Company's management feels that GAP analysis is a static measurement, it manages its interest income through its asset/liability strategies that focus on a net interest income model based on management's projections.  The Company has a targeted net interest income range of plus or minus twenty percent based on a 3.00% change over twelve months.   The asset/liability committee meets weekly to address interest-pricing issues, and this model is reviewed monthly.  Management will continue to monitor its liability sensitive position in times of increasing interest rates, which might adversely affect its net interest margin.

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

(a)  Exhibits

31.1      L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On October 17, 2003, the Company filed a Form 8-K announcing the earnings release dated October 10, 2003, which included selected financial data for the quarter ended September 30, 2003 and for select other previously reported periods.

On November 3, 2003, the Company filed a Form 8-K announcing the mailing of its quarterly earnings overview to shareholders dated November 6, 2003, which included selected financial data for the quarter ended September 30, 2003 and for select other previously reported periods.

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

Date:   November 14, 2003