Form 10-K
period 2003-12-31
PALMETTO BANCSHARES INC
filed 2004-03-15
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-26016

PALMETTO BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(864) 984-4551	palmettobank.com
(Registrant’s telephone number)	(Registrant’s subsidiary’s web site)

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant (computed by reference to the price at which the common equity was most recently sold) was $160,598,839 as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5.

6,265,210 shares of the registrant’s common stock was outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement dated March 15, 2004 with respect to an Annual Meeting of Shareholders to be held April 20, 2004: Incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES AND SUBSIDIARY

2003 ANNUAL REPORT ON FORM 10-K

Part I

Item 1.    Business

General

Palmetto Bancshares (“Bancshares”) is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”), (collectively Palmetto Bancshares, Inc., or the “Company”), the Company engages in the general banking business through 30 retail branch offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the “Upstate”). The Company earns no revenues from customers outside of the continental United States nor does it have any long-lived assets outside of the country. The Bank was organized and chartered under South Carolina law in 1906. At December 31, 2003, the Company had total assets of $898.1 million, total traditional deposits of $771.7 million, total other borrowings of $47.7 million, and stockholders’ equity of $72.0 million.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including such services as checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; various electronic funds transfer services; telephone banking; and bank card services. The Bank’s indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank’s mortgage banking operation meets a range of its customers’ financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital, the brokerage subsidiary of the Bank, offers customers stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning.

Competition

The Upstate is a highly competitive banking market in which most of the largest financial institutions in the state are represented. As a result, the Bank faces strong competition when attracting deposits and originating loans. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered, and the convenience of banking facilities. The Company feels that it sets itself apart from its competitors by providing a level of consistently superior personal service. This is accomplished through a variety of delivery channels marketing a full range of high quality financial products and services. The Company believes it competes effectively in its market.

South Carolina legislation permits banks and bank holding companies in certain states to acquire banks in South Carolina to the extent that such other states have reciprocal legislation applicable to South Carolina banks and bank holding companies. As a result, a number of the Company’s competitor banks have been and continue to be purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of larger corporations but concentrates its efforts on small and medium-size businesses and individuals.

Market Expansion

In late 2000, the South Carolina State Board of Financial Institutions (the “State Board”) approved the Bank’s application to open a branch in Travelers Rest, South Carolina, located in Greenville County. The Travelers Rest office was opened in January 2002.

During 2001, the Company began making plans to enter into the Oconee County market and opened a branch in Seneca, South Carolina in March 2002.

No new branches were opened during the twelve month period ended December 31, 2003, although Management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Bank, its customers and its shareholders. Expansion opportunities are currently being evaluated in the market areas in which the Company currently serves as well as Pickens County in the Upstate.

Employees

At December 31, 2003, the Company had 370 full-time equivalent employees, none of whom were subject to a collective bargaining agreement. Employees, depending on their level of employment, are offered a comprehensive program that includes medical and dental benefits, life insurance, long-term disability coverage, a noncontributory defined benefit pension plan, and a 401(k) plan. Management believes its relationship with its employees is excellent.

Dividends

The holders of Palmetto Bancshares, Inc.’s $5 par value common stock (“common stock”) are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for such dividends. Bancshares is a legal entity separate and distinct from the Bank and Palmetto Capital and depends on the payment of dividends from the Bank. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

For discussion of the amount currently available for the payment of dividends, see Item 5, Market for Registrant’s Common Stock and Related Shareholder Matters.

Business Segments

The Company adheres to the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. Due to the fact that the Company has only one reportable operating segment, The Palmetto Bank, the Company’s Consolidated Financial Statements contained in Item 8 herein and related financial information contained throughout this Annual Report on Form 10-K satisfy the requirements under SFAS No. 131.

Concentrations of Credit Risk

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily within its market area. The Company has a diversified loan portfolio, and the borrowers’ ability to repay their loans is not dependent upon any specific economic segment. The Company’s business is not dependent on any single customer, or a few customers.

Securities and Exchange Commission

The public may read and copy any materials filed in hard copy by the Company with the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site may be accessed at www.sec.gov. Filings filed by the Company electronically with the SEC may be accessed through this website. As such, the Company does not provide such reports on its website.

Supervision and Regulation

General

Bancshares and its subsidiary are extensively regulated under federal and state law. Lending activities and other investments must comply with various statutory and regulatory requirements. Bancshares and the Bank are examined regularly by regulators and file periodic reports concerning their activities and financial condition. In addition, the Bank’s relationship with its depositors and borrowers also is regulated to an extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage documents. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on the business and prospects of Bancshares and the Bank. The operations of both Bancshares and the Bank may be impacted by possible legislative and regulatory changes and by the monetary policies of the United States.

Supervision and Regulation of Bancshares

Bank Holding Company Act of 1956. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Bancshares is subject to regulation and supervision by the Federal Reserve. Under the BHCA, Bancshares’ activities and those of its subsidiary are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA prohibits Bancshares from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits Bancshares from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

Until September 29, 1995, the BHCA prohibited Bancshares from acquiring control of any bank operating outside the State of South Carolina unless the statutes of the state where the bank to be acquired was located specifically authorized such action. Additionally, as of June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Responsibilities with Respect to the Bank.    There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the

BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

South Carolina State Board of Financial Institutions.    As a bank holding company registered under the South Carolina Bank Holding Company Act, Bancshares also is subject to regulation by the State Board. Bancshares must file with the State Board periodic reports with respect to its financial condition and operations, its, Management, and intercompany relationships between Bancshares and its subsidiary. Additionally, if applicable, Bancshares must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Capital Adequacy.    The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital principally consisting of common shareholders’ equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 4%.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of capital requirements.

Supervision and Regulation of the Bank

Federal Home Loan Bank (“FHLB”) System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board (“FHFB”). The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB based generally upon the Bank’s balances of residential mortgage loans and FHLB advances. The Bank was in compliance with this requirement with an investment in FHLB stock of $1.9 million at December 31, 2003.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions, funded from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB.

Federal Deposit Insurance Corporation.    The Bank is a FDIC-insured, state-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board (see Supervision and Regulation—Supervision and Regulation of Bancshares—South Carolina State Board of Financial Institutions). These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the business of the Bank. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). The FDIC maintains the BIF and the SAIF by assessing depository institutions an insurance premium twice a year. The FDIC is authorized to increase assessment rates on a semi-annual basis. The FDIC may also impose special assessments on members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The amount each institution is assessed is based both on the balance of insured deposits held during the preceding two quarters as well as on the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the BIF or the SAIF. In order to assess premiums on individual institutions, the FDIC places each institution in one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). The premium schedule for BIF and SAIF insured institutions ranges from zero to twenty-seven basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately 1.54 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature during 2017 through 2019. The assessment rate for the first quarter of 2004 was 0.0154% (annualized) for insured deposits. This rate is set quarterly and may change during the year. For the years ended December 31, 2003, 2002 and 2001, premiums paid for FDIC insurance amounted to $116,000, $112,000 and $110,000, respectively.

As insurer of the Bank’s deposits, the FDIC has examination, supervisory and enforcement authority over the Bank. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management is not currently aware of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act (“CRA”).    The Bank is subject to the requirements of the CRA. The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Prompt Corrective Action.    Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are qualified as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator that represents a composite rating of the various areas examined: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk. A bank is considered (a) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (b) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (c) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of capital requirements.

Other Safety and Soundness Regulations.    The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (collectively the “Guidelines”). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If it is determined that the Bank fails to meet any standard prescribed by the Guidelines, the Bank may be required to submit an acceptable plan to achieve compliance with the standard. Management is aware of no conditions at December 31, 2003 relating to these safety and soundness standards that would require submission of a plan of compliance.

Brokered Deposits.    Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a “well capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well capitalized” insured depository institutions may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates), while “undercapitalized” insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of “well capitalized,” “adequately capitalized,” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). For further discussion of FDICIA see Supervision and Regulation—Legislation—FDICIA Regulations.

Capital Adequacy.    The Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described in Supervision and Regulation—Supervision and Regulation of Bancshares—Capital Adequacy. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to total assets. All other banks are required to maintain an absolute minimum leverage ratio of not less than 4%.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of capital requirements.

Legislation

FDICIA Regulations.    To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC’s final regulations implementing those provisions, among other things, require that Management report on the institution’s responsibility for preparing financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to, and report separately on, assertions in Management’s reports concerning compliance with such laws and regulations, using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $500 million in assets at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”). On November 12, 1999, the GLBA was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

•	repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	provided a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provided an enhanced framework for protecting the privacy of consumer information;

•	adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the FHLB system;

•	modified the laws governing the implementation of the CRA; and

•	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The GLBA adopted a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates. The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

The USA Patriot Act.    In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gave the federal government additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act took measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposed the following requirements with respect to financial institutions:

•

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: internal policies, procedures, and controls, specific designation of an anti money laundering compliance officer, ongoing employee training programs, and an independent audit function to test the anti-money laundering program.

•	Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for foreign persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and are subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002.    President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals at that time such as Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act of 2002 is the most far-reaching United States securities legislation enacted in some time. The Sarbanes-Oxley Act of 2002 generally applies to all companies, both United States and non-United States, that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act of 2002 includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act of 2002 represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Item 2.    Properties

The Company’s operations center is located at 301 Hillcrest Drive, Laurens, South Carolina. The Company owns these premises.

At December 31, 2003, the Bank had thirty full-service branches in the Upstate region of South Carolina within the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), and Oconee County (1), in addition to one Palmetto Capital office, 27 automatic teller machine (“ATM”) locations (including two at non-branch locations) and five limited service branches located in various retirement centers located in the Upstate. One principal branch office is located in each of Laurens, Greenville, Spartanburg, Greenwood, and Anderson Counties.

Offices range in size from branch locations of approximately 800 to 15,000 square feet to the Operations Center location of approximately 55,000 square feet. Facilities are protected by alarm and security systems that meet or exceed regulatory standards.

Nine of the Bank’s full service branch offices are leased. The Company owns the remaining branch office properties. Additionally, the Bank has entered into seven ground and / or parking lot leases. The ATMs located at non-branch locations are leased from third parties. The Company also owns land for potential future branch locations, one of which is currently being leased to a third party.

At December 31, 2003 and 2002, the total net book value of the premises and equipment owned by the Company was $21.7 million and $19.7 million, respectively.

The Company evaluates, on an ongoing basis, the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are in good condition and are capable of handling increased volume. Additionally, all of the locations are considered suitable and adequate for their intended purposes.

See Note 5 of Notes to Consolidated Financial Statements contained in Item 8 herein for further details on the Company’s properties and Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein for further details on the Company’s noncancelable lease commitments which include the Company’s leases for office facilities.

Item 3.    Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of Management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s financial position or results of operations.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5.    Market For Registrant’s Common Stock And Related Shareholder Matters

The Internal Revenue Service often defines fair market value as the price at which the property would change hands between a willing buyer and a willing seller, neither being under any compulsion to buy or to sell and both having reasonable knowledge of relevant facts. However, this market oriented definition of the value of a company’s stock is frequently of little use in the value determination process when the market that exists for the company’s shares is either nonexistent or extremely “thin” in its trading activity. Unlike the value of publicly traded stock, the fair market value of closely held stock is often difficult to ascertain because it is not able to be determined readily through market trading.

Stock is publicly traded if you can buy or sell it on an established securities market or through some other system that acts as the equivalent of a securities market. In general, the stock market determines the value of publicly traded stock. However, if the stock is extremely “thin” in its trading activity, this approach to fair market value may not be appropriate.

Bancshares is a closely held, publicly traded company, although not on a securities exchange, and its common stock is considered to be “thin” in its trading activity. Bancshares’ Secretary facilitates stock trades of Palmetto Bancshares, Inc. stock by matching willing buyers and sellers that contact her with their intent to buy or sell. However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no record. Additionally, many of these transactions do not constitute arm’s length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value. Many trades are between buyers and sellers that are family members, that are family members of Company employees, that are members of the community willing to pay premiums for the stock as the Company is headquartered in their community with leaders from the community managing the Company, as well as other factors. Because of the low trading volume, the fact that the Company’s list of trading activity may not be all inclusive since some traders do not go through the Corporate Secretary, as well as the fact that some of the documented trades may not be considered arm’s length transactions, the Company does not believe that the prices at which these recorded trades occur can be considered fair market value. Management believes that there is a strong element of subjectivity required in determining the fair market value of Bancshares’ common stock, and, as a result, annually, a third party fair market valuation is performed in order to determine the fair market value of its $5 par value common stock.

As of December 31, 2003 the last known trading price of Bancshares’ common stock, based on information available to Management, was $30.00 per share. Management is aware of a number of transactions in which the Bancshares’ stock traded at this price. However, Management has not ascertained that these transactions were a result of arms length negotiations between the parties and, because of the limited number of shares involved, these prices may not be indicative of the fair market value of the common stock. At December 31, 2003, the Company had 1,184 shareholders representing 6,263,210 shares outstanding. The table set forth below reflects high and low trading prices and dividend information of the Company’s common stock by quarter for each of the last two fiscal years based on information available to its Management.

	High	Low	Cash dividend
2003
First quarter	$29.00	28.00	.12
Second quarter	29.00	28.00	.12
Third quarter	30.00	29.00	.12
Fourth quarter	30.00	30.00	.15

2002
First quarter	$27.00	27.00	.11
Second quarter	27.00	27.00	.11
Third quarter	28.00	28.00	.11
Fourth quarter	29.00	28.00	.12

Bancshares or its predecessor, the Bank, has paid regular dividends on its common stock since 1909. The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. For the years ended December 31, 2003, 2002 and 2001, cash dividends were paid of $3.2 million or $0.51 per share, $2.8 million or $0.45 per share, and $2.6 million or $0.41 per share, respectively. During its December meeting, the Board of Directors of Bancshares approved a special dividend, in addition to the quarterly dividend of $0.12 per share, of $0.03 per share. These dollars equate to dividend payout ratios of 29.49%, 29.46%, and 30.58% in 2003, 2002, and 2001, respectively.

Please refer to Dividends contained in Item 1 herein for information with respect to current restrictions on dividend payments.

The Bank’s total risk-based capital ratio at December 31, 2003 was 10.20%. Reference is made to Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to regulatory capital requirements. At December 31, 2003, the Bank had $1.4 million of excess capital available for payment of dividends and still be considered “well-capitalized” related to the total risk-based capital ratio.

Set forth below is information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003. Security holders previously approved all equity compensation plans of the Company in existence at December 31, 2003.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	261,510	$12.95	95,200
Equity compensation plans not approved by security holders	—	—	—

Total	261,510	$12.95	95,200

Item 6.    Selected Financial Data

	At and for the years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except share data)
Summary of Operations
Interest income	$46,522	46,412	49,271	46,873	43,142
Interest expense	10,923	12,533	19,549	20,383	16,399

Net interest income	35,599	33,879	29,722	26,490	26,743
Provision for loan losses	3,600	4,288	4,038	3,880	2,431

Net interest income after provision for loan losses	31,999	29,591	25,684	22,610	24,312
Noninterest income	15,421	14,031	12,869	9,551	8,069
Noninterest expense	31,522	29,305	26,553	22,549	21,274

Income before income taxes	15,898	14,317	12,000	9,612	11,107
Provision for income taxes	5,005	4,696	3,600	2,637	3,038

Net income	$10,893	9,621	8,400	6,975	8,069

Share Data
Net income per common share
Basic	$1.73	1.53	1.34	1.12	1.30
Diluted	1.70	1.49	1.31	1.09	1.26
Cash dividends per common share	0.51	0.45	0.41	0.37	0.32
Book value per common share	11.49	10.68	9.40	8.41	7.33
Outstanding common shares	6,263,210	6,324,659	6,283,623	6,255,734	6,226,834
Weighted average common shares outstanding—Basic	6,301,024	6,296,956	6,263,031	6,241,775	6,208,750
Weighted average common shares outstanding—Diluted	6,395,170	6,470,996	6,425,923	6,418,917	6,386,912
Trading price (December 31) (1)	$30.00	28.00	27.00	25.00	22.50
Dividend payout ratio	29.49%	29.46	30.58	33.12	24.24

Year-End Balances
Assets	$898,079	824,992	735,279	663,390	625,835
Investment securities available for sale, at fair market value	128,930	115,108	95,095	98,601	106,772
Loans	699,612	637,393	563,875	498,853	446,926
Deposits and other borrowings	819,443	749,661	671,689	607,948	577,718
Shareholders’ equity	71,989	67,521	59,068	52,593	45,627

Average Balances
Assets	$859,869	775,697	698,600	636,289	595,678
Earning assets	799,462	715,623	645,965	584,127	548,695
Investment securities available for sale, at fair market value	113,648	100,367	94,796	108,591	110,546
Loans	670,707	585,885	542,024	470,381	430,960
Deposits and other borrowings	780,742	705,834	635,016	584,600	546,973
Shareholders’ equity	70,745	64,060	56,696	48,906	45,094

Significant Operating Ratios Based on Earnings
Return on average assets	1.27%	1.24	1.20	1.10	1.35
Return on average equity	15.40	15.02	14.82	14.26	17.89
Net interest margin	4.45	4.73	4.60	4.53	4.87

Significant Capital Ratios
Average equity to average assets	8.23%	8.26	8.12	7.69	7.57
Equity to assets at year end	8.02	8.18	8.03	7.93	7.29
Tier 1 risk based capital	9.19	9.68	9.79	9.67	9.43
Total risk based capital	10.21	10.69	10.81	10.76	10.68
Tier 1 leverage ratio	7.57	7.57	7.45	7.40	6.96

Significant Credit Quality Ratios
Nonaccrual loans to total assets	0.43%	0.30	0.46	0.46	0.24
Net charge-offs to average loans less mortgage loans held for sale	0.38	0.61	0.72	1.02	0.43

(1)	Closing trading prices for 1999 have been adjusted for 2000 stock split. Trading price based on trade information made available to the Company.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of the Company. The information presented in the following discussion of financial condition and results of the Company is the direct result of the activities of Bancshares’ subsidiary, The Palmetto Bank, which comprises the majority of the consolidated net income, revenues and assets of the Company. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes and other financial data presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Percentage calculations contained herein have been calculated based upon actual, not rounded, figures.

Forward-Looking Statements

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the SEC. In addition, the Company’s Management may make forward-looking statements orally. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of the Company for future operations, products or services, forecasts of the Company’s future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing. In this report, for example, there are forward-looking statements about, among other things, expectations about future credit losses and nonperforming assets, the future value of mortgage-servicing rights, the future value of equity securities, the impact of new accounting standards, future short-term and long-term interest rate levels and their impact on the Company’s net interest margin, net income, liquidity, and capital, and future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not unduly rely on forward-looking statements. Such statements give Management’s expectations about the Company’s future and are not guarantees. Forward-looking statements speak only as of the date they are made, and the Company might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond the Company’s control, that could cause results to differ significantly from expectations. Some of these factors include, but are not limited to,

•	changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin and funding sources;

•	market risk and inflation;

•	risks inherent in making loans including repayment risks and value of collateral;

•	volume of loan growth;

•	the adequacy of the allowance for loan losses (the “Allowance”) and the assessment of problem loans;

•	the ability of the Company to meet its contractual obligations;

•	fluctuations in consumer spending;

•	competition in the banking industry and the related demand for the Company’s products and services;

•	dependence on Senior Management;

•	technological changes;

•	the ability to increase market share;

•	the reliability of expense projections;

•	risks associated with income taxes, including the potential for adverse adjustments;

•	changes in accounting policies and practices;

•	potential costs and effects of litigation; and

•	the impact of recently-enacted or proposed legislation.

Many of these factors are discussed in more detail below. Other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are described throughout this report. Any factor described in this report could by itself, or together with one or more factors, adversely affect the Company’s business, financial condition, and / or results of operations. There are factors that may not be described in this report that could cause results to differ from expectations.

As a financial services company, the Company’s earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which the Company operates.

Geopolitical conditions can also impact earnings. Acts or threats of terrorism, actions taken against the Untied States or other governments in response to acts or threats of terrorism, and / or military conflicts including the United States’ presence in Iraq could impact business and economic conditions in the United States.

The results of operations of the Company can be affected by credit policies of monetary authorities, particularly the Federal Reserve. An important function of the Federal Reserve is regulation of the money supply. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on time and savings deposits. The Federal Reserve uses these methods in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. The use of these methods may also affect interest rates charged on loans or paid on deposits. Changes in Federal Reserve Board policies are beyond the Company’s control and hard to predict or anticipate.

The Company operates in a highly competitive industry, which could become even more competitive as a result of legislative, regulatory, and technological changes, and continued consolidations. Banks, securities firms, and insurance companies can now merge and offer almost any type of financial service including banking, securities underwriting, insurance, and merchant banking. Technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

The holding company and its subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds, and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes which could affect the Company in substantial and unpredictable ways. The Company’s failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies and damage to the Company’s reputation. See Supervision and Regulation contained in Item 1 herein for further discussion of the regulation and supervision of the Company.

Various legislation is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Management cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial position or result of operations of the Company.

In deciding whether or not to extend credit or enter into other transactions with customers and counterparties, the Company and its Management may rely on information furnished by, or on behalf of, customers and counterparties. The Company may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and on reports of independent auditors. The Company’s financial position and results of operations could be negatively impacted to the extent that reliance is placed on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks. The process of eliminating banks as intermediaries could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits.

The Company’s success depends partially on the ability to adapt products and services to evolving industry standards. There is increasing pressure on financial service companies to provide products and services at lower prices. This can reduce net interest margin and revenues from fee based products and services. In addition, the widespread adoption of new technologies could require the Company to make substantial expenditures to modify or adapt existing products and services. The Company may not successfully introduce new products and services, achieve market acceptance of the Company’s products and services, and / or develop and maintain loyal customers.

The holding company is a separate and distinct legal entity from its subsidiary. Bancshares receives its revenue from dividends of the subsidiary. These dividends are the principal source of funds to pay dividends on the holding company’s common stock. Various federal and / or state laws and regulations limit the amount of dividends that a bank may pay to its holding company. See Dividends and Supervision and Regulation contained in Item 1 herein for further discussion of dividends of Bancshares and the Bank.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial position and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so that the Company complies with generally accepted accounting principles but such methods must also reflect Management’s judgment as to the most appropriate manner in which to record and report the Company’s financial position and results of operations. The Company’s significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein. Of these policies, several have been deemed to be “critical” to the presentation of the Company’s financial position and results of operations because they require Management to make particularly subjective and / or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to the allowance for loan losses, mortgage-servicing rights, the Company’s defined benefit pension plan, and the provision for income taxes. See Critical Accounting Policies below for further discussion of such policies.

Although the Company does offer other services, the traditional banking services provided support the majority of the Company’s financial position and results from operations. Risks and uncertainties exist due to the Company’s concentration within this business segment.

The impact of interest rates on the Company’s mortgage banking operations can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance but also generally leads to accelerated payoffs in the mortgage-servicing portfolio. Conversely, in a constant or increasing rate environment, the Company would expect fewer loans to be refinanced and a decline in payoffs in the mortgage-servicing portfolio. Although the Company uses sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage-servicing rights, and the value of mortgage-servicing assets, the estimates of net income and fair value produced by these models are dependent on the estimates and assumptions of future loan demand, prepayment speeds, and other factors which may overstate or understate actual subsequent experience. See Critical Accounting Policies below for further discussion of policies relating to the mortgage-servicing rights portfolio.

Third parties provide key components of the Company’s business infrastructure such as Internet connections. Any disruption in internet or other voice or data communication services provided by these third parties, or any failure of these third parties to handle current or higher volumes of use, could adversely affect the Company’s ability to deliver products and services to customers and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect business to the extent that these difficulties result in the interruption or discontinuation of services provided by that party.

The Company’s success depends, in large part, on the ability to attract and retain key employees. Competition for the best people in most activities engaged in by the Company can be intense resulting in the risk that the Company may not be able to hire and / or keep key employees.

Impact of Inflation

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature and, as a result, its operations can be significantly affected by interest rate fluctuations. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such processes are affected by inflation. The Company is committed to continuing to actively manage the gap between its interest-sensitive assets and its interest-sensitive liabilities. See Disclosures Regarding Market Risk for discussion of such management.

Critical Accounting Policies

The Company’s accounting and financial reporting policies are in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management, in conjunction with the Company’s independent auditors, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s related disclosures herein.

The Company’s significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein. Of these significant accounting policies, the Company considers its policies regarding the accounting for the allowance for loan losses, pension plan, mortgage-servicing rights, and income taxes, to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of Management judgment that could be subject to revision as current information becomes available. In order to assist in the determination of critical accounting policies, Management considers whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and whether different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition or results of operations.

As explained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein, the Company maintains the allowance for loan losses at an amount sufficient to absorb losses inherent in the Company’s loan portfolio based on a projection of probable net losses. To project probable loan losses, the Company performs an analysis, which considers the impact of economic conditions on the borrower’s ability to repay, past collection experience, the risk characteristics and composition of the loan portfolio, and other factors. The Company establishes appropriate levels of reserves for its products and services based on the risk characteristics. The Company then reserves for the probable losses based on its projection of these amounts. A provision is charged against earnings to maintain the level of allowance for loan losses at the appropriately determined level. The Company’s projection of future losses is inherently uncertain. The Company cannot predict with certainty the amount of future losses. Changes in economic conditions, the risk characteristics and composition of the loan portfolio, bankruptcy laws or regulatory policies as well as other factors could impact the Company’s actual and projected losses and the related Allowance. If Management had made different assumptions about probable losses, the Company’s financial position and results of operations could have differed materially. Although Management recognizes that results may differ from estimates, they believe that the likelihood of facts materially varying from the assumptions and estimates made related to the Allowance is not probable. Such conclusions regarding estimates as compared with actual results are based on the Company’s past experiences relating to the accuracy of such assumptions and estimates.

As explained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein, the Company accounts for its defined benefit plan plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and follows the disclosure requirements of SFAS No. 132 as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In accounting for pension benefits, costs and related liabilities are developed using actuarial valuations. These valuations include key assumptions determined by Management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plan, past performance, and other factors. Estimates and assumptions concerning the Company’s pension obligations and related periodic cost can be found in Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plans, as well as other factors. Although Management recognizes that results may differ from estimates, they believe that the likelihood of facts materially varying from the assumptions and estimates made related to the Company’s accounting for its noncontributory defined benefit plan is not probable. Such conclusions regarding estimates as compared with actual results are based on the Company’s past experiences relating to the accuracy of such assumptions and estimates.

The Company’s policies regarding the accounting for mortgage-servicing rights are discussed in Note 1 and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein and represent another accounting estimate heavily dependent on current economic conditions, especially the interest rate environment, and Management’s judgments. The Company utilizes the expertise of a third party consultant to determine this asset’s value as well as impairment and amortization rates. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Company’s mortgage-servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

Future annual amounts could be impacted by changes in any of the factors noted above, as well as within the forward-looking statements section of this report, which discusses mortgage banking income. Although Management recognizes that results may differ from estimates, they believe that the likelihood of facts materially varying from the assumptions and estimates made related to the Company’s mortgage-servicing rights portfolio is not probable. Such conclusions regarding estimates as compared with actual results are based on the Company’s past experiences relating to the accuracy of such assumptions and estimates.

Deferred income taxes represent a substantial liability of the Company. For financial reporting purposes, the Company’s Management determines its current tax liability, as well as those taxes incurred as a result of current operations deferred until future periods. The Company’s independent auditors, who are engaged by the Company to prepare the annual tax returns, review this calculation. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to the Company’s income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based on the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that are estimated to be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, Management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, Management must estimate the timing of the reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. Accordingly, Management believes that the estimate related to the provision for income taxes is critical to the Company’s results of operations. Certain events could occur that would materially affect the Company’s estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting the Company’s income tax provision. Additionally, significant declines in taxable operating income could materially impact the realizable value of deferred tax assets. Changes in Management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Although Management recognizes that results may differ from estimates, they believe that the likelihood of facts materially varying from the assumptions and estimates made related to the Company’s accounting for income taxes is not probable. Such conclusions regarding estimates as compared with actual results are based on the Company’s past experiences relating to the accuracy of such assumptions and estimates. Changes in these assumptions could potentially change the effective tax rate as well. A variance of 1% in the effective tax rate from 31.5% to 32.5% would increase the current year income tax provision approximately $162 thousand.

Based on critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of these policies, Management believes that the Company’s Consolidated Financial Statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors could not adversely affect the Company’s financial position and results of operations.

Financial Position

Overview

At December 31, 2003, the Company’s assets totaled $898.1 million, an increase of $73.1 million or 8.9% from December 31, 2002. Contributing significantly to the increase in assets in 2003 over 2002 was an increase in total loans of $62.2 million. Also contributing to the increase in assets was an increase in investments available for sale of $13.8 million, or 12.0%, at December 31, 2003 over December 31, 2002. FHLB Stock increased $135 thousand, or 7.8%, over the same periods. Average assets increased 10.9% during the year and average interest-earning assets increased by 11.7%. Total liabilities increased $68.6 million, or 9.1%, at December 31, 2003 over December 31, 2002, to a balance of $826.1 million. This increase resulted from an increase in traditional deposits of $49.8 million, or 6.9%, an increase in retail repurchase agreements totaling $694 thousand, or 5.4%, an increase in commercial paper of $1.3 million, or 9.0%, and an increase in federal funds purchased of $18.0 million, or 100.0% over the same periods. Total deposits and other borrowings were $819.4 million at December 31, 2003 up from $749.7 million at December 31, 2002. Total shareholders’ equity at December 31, 2003 totaled $72.0 million, an increase of $4.5 million, or 6.6%, over December 31, 2002.

Total assets at December 31, 2002 increased $89.7 million, or 12.2%, over December 31, 2001 to a balance of $825.0 million. The majority of this asset growth was due to growth within the total loan portfolio of $73.5 million. Also contributing to the increase in assets was an increase in investments available for sale over the same period. Average assets increased 11.0% during the year and average interest-earning assets increased by 10.8%. Liabilities totaled $757.5 million at December 31, 2002, an increase of $81.3 million, or 12.0%, over December 31, 2001. This increase resulted from an increase in traditional deposits of $76.7 million, or 11.9%, and an increase in commercial paper of $3.8 million, or 34.0%, offset by a decrease in retail repurchase agreements totaling $2.5 million, or 16.2%. Total deposits and other borrowings were $749.7 million at December 31, 2002, up from $671.7 million at December 31, 2001. Total shareholders’ equity at December 31, 2002 totaled $67.5 million, an increase of $8.5 million, or 14.3%, over December 31, 2001.

Investment Securities Portfolio and FHLB Stock

The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. These objectives are achieved through the investment in the portfolios specifically approved by the Board of Directors of the Company. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. Investment decisions are made by authorized officers of the Company within policies established by the Company’s Board of Directors. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities may differ in terms of default risk, interest risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule. United States Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that, in the event of financial difficulty, the federal government would assist the agency.

Investment securities available for sale, excluding FHLB stock, totaled $128.9 million at December 31, 2003, an increase of $13.8 million, or 12.0%, over December 31, 2002. The table set forth below reflects the Company’s investment securities available for sale composition at December 31, 2003 and 2002 (dollars in thousands).

	December 31,
	2003		2002
	Total	% of total	Total	% of total
Government Agency	$25,311	19.6%	40,598	35.2
United States Treasuries	—	—	14,237	12.4
Municipalities	55,321	42.9	34,490	30.0
Mortgage-backed securities	48,298	37.5	25,783	22.4

Total investment securities	$128,930	100.00%	115,108	100.00

During the year ended December 31, 2003, investment securities previously held within the agency and treasury portfolios were sold and realigned into the municipalities and mortgage-backed security portfolios. The Company made higher levels of purchases of mortgage-backed securities than past years to meet interest-earning asset growth objectives and to provide additional interest income to offset lower loan originations and to replace loan portfolio runoff. As market interest rates declined in fiscal 2003, prepayments in the mortgage-backed securities portfolio increased dramatically. The shift within the investment portfolio during the twelve-month period ended December 31, 2003 also reflected the Company’s goal of having a portfolio concentrated on total return as mortgage-backed and municipals are expected to outperform on a total return basis in a rising rate environment.

Average balances of available for sale investment securities increased to $113.6 million during fiscal 2003 from $100.4 million during fiscal 2002. In addition, at December 31, 2003, the Company had $1.9 million of FHLB stock, a $135 thousand increase over the balance at the end of 2002. As a member of the FHLB System, the Company is required to maintain an investment in the common stock of the FHLB. See Supervision and Regulation—Supervision and Regulation of The Bank—Federal Home Loan Bank System contained in Item 1 herein.

The following tables set forth the carrying and market values, maturities, and average yields of the Company’s investment securities available for sale portfolio at December 31 for the years indicated (dollars in thousands).

	At December 31,
	2003		2002		2001
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale
United States Treasury and Government agencies	$25,115	25,311	53,840	54,836	29,269	29,545
State and municipal	53,813	55,321	33,016	34,490	55,798	55,736
Mortgage-backed securities	48,425	48,298	25,529	25,782	9,641	9,814

Total investment securities available for sale	$127,353	128,930	112,385	115,108	94,708	95,095

	At December 31, 2003
	Amortized cost	Book yield
United States Treasury and
Government agencies
Within one year	$14,788	3.87%
After 1 but within 5 years	10,327	2.02
After 5 but within 10 years	—	—
After 10 years	—	—

	25,115	3.11
State and municipal
Within one year	1,886	5.11
After 1 but within 5 years	6,712	4.76
After 5 but within 10 years	44,618	3.75
After 10 years	597	3.55

	53,813	3.92
Mortgage-backed securities
Within one year	261	6.22
After 1 but within 5 years	22,061	2.68
After 5 but within 10 years	23,146	2.87
After 10 years	2,957	5.25

	48,425	2.95

	$127,353	3.39%

See Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein for a discussion of the Company’s accounting policy for investment securities available for sale and FHLB stock. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the investment securities available for sale portfolio.

Loan Portfolio

General.    Loans represent the most significant component of interest-earning assets with average loans accounting for 83.9% and 81.9% of average interest-earning assets in 2003 and 2002, respectively. The Bank strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. Although the Company has the option to originate loans outside of its home state, the Company originates the majority of its loans in its primary market area of Upstate South Carolina.

Certain risks are inherent within any loan portfolio particularly portfolios containing commercial, commercial real estate, and consumer loans. While these types of loans provide benefits to the Company’s management of assets and liabilities and reduce exposure to interest rate changes, such loans may entail significant additional credit risks when compared with residential mortgage loans. Risk factors inherent in the Company’s loan portfolio are described below and could have an impact on future delinquency and charge-off levels. Since lending activities comprise such a significant source of revenue and because of the inherent risks encountered within all aspects of the loan portfolio, the Company’s main objective is to adhere to sound lending practices.

Commercial lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. Commercial loans are made to businesses within most industry sectors with no particular industry concentrations.

The Company’s commercial loans are generally made on a secured basis with terms that usually do not exceed five years. Such commercial loans generally have interest rates that change at periods ranging from 1 day to one year based on the Company’s prime lending rate or are fixed at the time of commitment for a period generally not exceeding five years. At December 31, 2003, the Company’s commercial loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $88.0 million, which represented 12.8% of the Company’s net loans. The Company generally obtains personal guarantees when arranging such business financing.

Commercial real estate lending generally involves greater risk than single-family real estate lending. Such lending typically involves larger loan balances to single borrowers or groups of related borrowers than single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced, the borrower’s ability to repay the Company’s loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions. Thus, commercial real estate loans may be subject, to a greater extent than single-family real estate loans, to adverse conditions in the economy. At December 31, 2003, the Company’s commercial real estate loans outstanding totaled $420.5 million, which represented 61.4% of net loans.

Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable rates with the rate fixed for three to five years determined by market conditions, collateral, and the relationship with the borrower. The amortization of the loans may vary but will not typically exceed 20 years. In the past, the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As these loans reach call or loan review dates or refinance, it is the Company’s current policy to negotiate most of these loans to new terms based either on the prime lending rate as the interest rate index or to fix the rate of interest for a three year to five year period.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The Bank makes both fixed rate and adjustable rate mortgage loans with terms generally ranging from 10 to 30 years and generally retains servicing on loans originated. Real estate loan originations were higher during 2003 than in 2002 primarily due to record low market interest rates resulting in increased refinancing activity. Mortgage loan originations during 2003 totaled $150.4 million compared with $113.6 million in 2002.

The adjustable rate mortgage loans currently offered by the Company have up to 30 year terms with interest rates that adjust annually or adjust annually after being fixed for a period of five years in accordance with a designated index. The Company could offer such loans that have up to 30 year terms and interest rates that adjust annually or adjust annually after being fixed for a period of three or seven years in accordance with a designated index. Adjustable rate mortgage loans may be originated with a cap on any increase or decrease in the interest rate per year with limits on the amount by which the interest rate can increase or decrease over the life of the loan. In order to encourage the origination of adjustable rate mortgage loans with interest rates that adjust annually, the Company, like many of its competitors, may offer a more attractive rate of interest on such loans than on fixed rate mortgage loans. Generally, on mortgage loans exceeding an 80% loan to value ratio, the Bank requires private mortgage insurance which protects the Bank against losses of at least 20% of the mortgage loan amount. It is the Bank’s policy to have property securing real estate loans appraised.

At December 31, 2003, both fixed rate and adjustable rate mortgage loans totaled $46.2 million, which represented 6.7% of net loans. A large percentage of single-family loans are made pursuant to certain guidelines that will permit the sale of these loans in the secondary market to government agencies or private agencies. This practice enables the Bank to satisfy the demand for such loans in its market area while developing a source of fee income through the servicing of such loans. The Bank may sell fixed rate, adjustable rate, and balloon term loans. Based on the current level of market interest rates as well as other factors, the Company presently intends to sell selected current originations of conforming 30 year and 15-year conventions fixed rate mortgage loans. Proceeds from sales of such loans totaled $126.5 million, $101.0 million, and $93.2 million during 2003, 2002, and 2001, respectively. At December 31, 2003, the Bank serviced mortgage loans for others with principal balances totaling $269.9 million.

The Company originates residential construction loans to finance the construction of individual, owner occupied houses. Such loans involve additional risks because loan funds are advanced upon the security of the project under construction. Residential construction loans are generally originated with up to 80% loan to value ratios. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As part of its residential lending program, the Company also offers construction loans typically with

80% loan to value ratios to qualified builders although 90% loan to value ratios may be utilized at the discretion of the lender. These construction loans are generally at a competitive fixed or adjustable rate of interest for one or two year terms. The Company also offers lot loans intended for residential use that may be on a fixed or adjustable rate basis.

The total loan portfolio increased during both 2002 and 2003. At December 31, 2003, the Company’s total loan portfolio totaled approximately $699.6 million, or 77.9% of the Company’s total assets. Mortgage loans held for sale decreased $5.5 million at December 31, 2003 over December 31, 2002 and increased $1.8 million at December 31, 2002 over December 31, 2001. The remaining loans within the portfolio (those originated for retention by the Bank) increased $67.7 million at December 31, 2003 over December 31, 2002 and $71.7 million at December 31, 2002 over December 31, 2001. The Company’s loan portfolio consists primarily of commercial loans, installment loans, other consumer loans (including indirect dealer loans), home equity and lines of credit, real estate mortgage loans, and bankcard loans.

The following table reflects the composition of the loan portfolio by loan type at December 31, 2003 and 2002 (dollars in thousands).

	At December 31, 2003		At December 31, 2002
Commercial business	$87,950	12.8%	102,884	16.6
Commercial real estate	420,470	61.4	352,352	57.0
Installment	22,169	3.2	24,802	4.0
Installment real estate	47,560	6.9	51,098	8.3
Indirect	15,644	2.3	14,499	2.3
Credit line	2,071	0.3	2,110	0.3
Prime access	33,014	4.8	18,034	2.9
Mortgage	46,155	6.7	41,089	6.6
Bankcards	9,996	1.5	10,038	1.6
Business manager	2,200	0.3	2,609	0.4
Other	1,092	0.2	2,090	0.3

Gross loans	688,321	100.4	621,605	100.3
Allowance for loan losses	(7,463)	-1.1	(6,402)	-1.0
Loans in process	4,086	0.6	2,833	0.5
Deferred loans fees and costs	806	0.1	1,104	0.2

Loans, net	$685,750	100.0	619,140	100.0

The significant fluctuations related to the mix of the loan portfolio when comparing balances at December 31, 2003 with those at December 31, 2002 include commercial business, commercial real estate, and prime access loans. During 2003 the portfolio experienced a shift between commercial business and commercial real estate loans. This shift was due in part to Management’s emphasis on loans secured by real estate during recent times of economic uncertainly. Historically, loans secured by real estate include less inherent risk than those secured by collateral other than real estate or loans that are unsecured. The increase in prime access loans over the periods presented is attributed to the Company’s promotional offering of no closing costs for such loans resulting in increased origination of these loans.

See Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein for a discussion of the Company’s significant accounting policies related to the loan portfolio and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion of the Company’s loan portfolio.

Credit Quality. A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Company believes it maintains a conservative philosophy regarding its lending mix, and adherence to underwriting standards is managed through a multi-layered credit approval process and review of loans approved by lenders. Through loan review, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed.

A loan grade classification system is used for the Company’s loan portfolio. Under this classification system, loans graded “1” represent loans of superior quality. Loans graded “2” represent loans of high quality. Loans graded “3” represent loans that are satisfactory. Loans graded “4” represent loans that are considered marginal. Problem assets are classified as “special mention,” “substandard,” “doubtful,” or “loss,” depending on the presence of certain characteristics.

“Special mention” assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either “substandard,” “doubtful,” or “loss” but do possess credit deficiencies or potential weaknesses deserving Management’s close attention which, if not corrected, could weaken the asset and increase such risk in the future. An asset is considered “substandard” if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those assets characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified “loss” are those considered “uncollectible” and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted. When the Company classifies problem assets as “loss,” it is required either to establish a specific allowance for loan losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

Assets determined to be problem assets are reserved at a higher percentage in accordance with the Allowance model than assets graded superior quality, high quality, satisfactory, or marginal (all for which general reserves are provided). General allowances represent loss allowances, which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

At December 31, 2003, there were $4.2 million of assets designated “special mention,” $12.1 million of assets designated as “substandard,” $1.1 million of assets designated as “doubtful,” and $213 thousand of assets designated as “loss.” At December 31, 2002 there were $7.0 million of assets designated “special mention,” $8.1 million of assets designated as “substandard,” $1.3 million of assets designated as “doubtful,” and $115 thousand of assets designated as “loss.” The table below reflects the composition of the classified loan portfolio at December 31, 2003 and 2002 (in thousands).

	At December 31, 2003
	Special mention	Substandard	Doubtful	Loss	Total
Commercial, financial and agricultural	$2,034	4,249	504	132	6,919
Real estate-construction	554	79	—	—	633
Real estate-mortgage	1,004	6,928	448	—	8,380
Installment loans to individuals	605	855	129	81	1,670

Total classified loans	$4,197	12,111	1,081	213	17,602

	At December 31, 2002
	Special mention	Substandard	Doubtful	Loss	Total
Commercial, financial and agricultural	$3,241	1,949	586	68	5,844
Real estate-construction	—	509	—	—	509
Real estate-mortgage	1,602	4,705	673	36	7,016
Installment loans to individuals	2,172	936	35	11	3,154

Total classified loans	$7,015	8,099	1,294	115	16,523

Overall, classified assets increased $1.1 million from December 31, 2002 to December 31, 2003. From a portfolio viewpoint, material increases were seen in the commercial, financial, and agricultural and the mortgage real estate portfolios offset by a decline in the general consumer portfolio. The 2003 calendar year was a year of considerable economic uncertainty, nationally and in Upstate South Carolina, due in large part to the continued uncertainty following the terrorist attacks of September 11, 2001 and the United States’ presence in Iraq. Across the Company’s market unemployment numbers rose as businesses reacted to a weakened manufacturing sector. Management believes that this weakened manufacturing sector contributed to the increase with the commercial, financial, and agricultural portfolio’s classified assets. The rise in mortgage real estate classified assets paralleled increasing job losses and personal bankruptcies during the past 24 months. The decline in classified assets within the installment loan portfolio is contributed, in most part, to the current portfolio believed by Management to contain higher-quality indirect loans than have not been the case in recent years. For further discussion relating to the indirect lending portfolio see Earnings Review—Provision for Loan Losses and Earnings Review—Noninterest Expense. From a classification viewpoint, decreases in “special mention” assets were offset by increases in “substandard” assets. Management contributes this shift to the heavy emphasis being placed on managing assets during this uncertain economic time. Due to the increased risks within loan assets during uncertain times, Management has taken a more aggressive approach to downgrading loans to ensure that the allowance for loan losses is maintained at a level that is sufficient to cover inherent losses in the loan portfolio.

Management periodically reviews its loan portfolio and has, in the opinion of Management, appropriately classified and established Allowances against all assets requiring classification under the regulation.

Delinquent and problem loans are a normal part of any lending function. When a borrower fails to make a scheduled payment with regard to a loan, the Bank attempts to cure the default through several methods including, but not limited to, collection contact and assessing late fees. If these methods do not encourage the borrower to post the past due payment, further action is taken. Interest on loans deemed past due continues to accrue until such time that the loan is placed in nonaccrual status (loan must be placed in nonaccrual prior to any amount being charged-off). Nonaccrual loans are those loans that Management, through its continuing evaluation of loans, has determined offer a more than normal risk of future collectibility. In most cases, loans are automatically flagged as nonaccrual by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Bank and the borrower. Loans may manually be flagged as nonaccrual in the loan system if Management determines that some factor other than days delinquent (i.e. bankruptcy proceedings) cause reason to believe that more than a normal amount of risk exists in regards to future collection. When the loan is flagged as nonaccrual, accrued interest income is reversed to the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. When the probability of future collectibility on nonaccrual loans declines from possible to probable, the Bank proceeds with measures to remedy the default, including commencing foreclosure action, if necessary. Specific steps must be taken when commencing foreclosure action on mortgage loans secured by the use of a mortgage instrument.

Real estate and personal property acquired by the Bank as a result of repossession, foreclosure, or by deed in lieu of foreclosure is classified within other assets on the Consolidated Balance Sheet until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value less cost to sell at the date of acquisition, with any resulting write downs being taken through the Allowance. Any subsequent write-

downs are taken through the Consolidated Statement of Income. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. Generally, any interest accrual on such loans would have ceased when the loan became 90 days delinquent as noted above.

The Bank’s bankcard balances are typically excluded from the nonaccrual process noted above. Due to the nature of the portfolio, it is not necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days past due.

The table set forth below illustrates trends in problem assets and other asset quality indicators at December 31 for the years as indicated (dollars in thousands).

	At December 31,
	2003		2002	2001	2000	1999
Nonaccrual loans	$3,828		2,500	3,399	3,031	1,521

Total nonperforming loans	3,828		2,500	3,399	3,031	1,521
Real estate acquired in settlement of loans	2,170		2,468	217	6	267
Repossessed automobiles	243		181	581	1,220	1,196

Total nonperforming assets	$6,241		5,149	4,197	4,257	2,984

Loans past due 90 days and still accruing (1)	$212		233	630	193	109
Ending loans (2)	693,213		625,542	553,821	498,242	445,757
Total nonperforming loans as a percentage of loans (2)	0.55%		0.40	0.61	0.61	0.34
Total nonperforming assets as a percentage of total assets	0.69		0.62	0.57	0.64	0.48
Allowance for loan losses to nonperforming loans	1.95	x	2.56	1.66	1.80	4.18

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using total loans less mortgage loans held for sale, net of unearned income

At December 31, 2003, nonperforming loans were comprised of 71.0% of loans secured by real estate, 17.7% of commercial and industrial loans, and 11.3% of loans to individuals for household, family, and other personal expenditures. At December 31, 2002, nonperforming loans were comprised of 61.2% of loans secured by real estate, 29.9% of commercial and industrial loans, and 8.9% of loans to individuals for household, family, and other personal expenditures. Management believes the increases of nonperforming loans within the loans secured by real estate and commercial and industrial loan portfolios are due to the same factors impacting classified assets as noted above. The overall increase in the nonperforming portfolio can also be attributed to Management’s more aggressive approach to managing the loan portfolio during the recent uncertain economic times. For real estate lending, liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible, and inventories and equipment may be obsolete or of limited use, among other things. In light of these factors, Management believes that the exposure relating to the increase in nonperforming loans is limited due to the fact that the overall increase in nonperforming loans results from an increase in nonperforming loans secured by real estate, offset by a decrease in nonperforming loans related to commercial and industrial loans.

Real estate acquired in settlement of loans decreased to $2.2 million at December 31, 2003 compared with $2.5 million at December 31, 2002. Repossessed automobiles acquired in settlement of loans increased $62 thousand over this time frame. Fluctuations of these balances relate primarily to current economic conditions, which directly impact the borrower’s ability to service their debt. For further discussion relating to real estate acquired in settlement of loans see Earnings Review—Noninterest Expense and Note 8 of Notes to Consolidated Financial Statements contained in Item 8 herein. For further discussion of the Bank’s indirect dealer lending property acquired in settlement of loans, see Earnings Review—Provision for Loan Losses and Allowance for Loan Losses. Based on the Company’s policies and procedures regarding the regular review of fair values of real estate and personal property acquired in settlement of loans and writedowns taken accordingly, Management believes that the assets within the portfolio are properly valued at December 31, 2003.

As of December 31, 2003, Management was aware of no loans, not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Any troubled debt restructurings entered into by the Company for the year ended December 31, 2003 were immaterial.

For further discussion of the Company’s problem assets, including impaired loans, see Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Until the economy improves, credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook continues to remain uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy. Accordingly, Management believes the Allowance, as of December 31, 2003, is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing. Additionally, Management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations. With this in mind, long-term Bank goals include the management of problem assets.

Allowance for Loan Losses

The Allowance is maintained at a level that Management believes is sufficient to cover inherent losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. An allowance model is used that takes into account factors including the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system as described in Loan Portfolio), historical asset quality trends including, but not limited to, previous loss experience ratios, Management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by Senior Management. The analysis of Allowance adequacy includes consideration for loan impairment.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. These analyses include, but are not necessarily limited to, industry concentrations, model imprecision and the estimated impact of current economic conditions on historical loss rates. On a continual basis, Management monitors trends within the portfolio, both quantitative and qualitative, in order to assess the reasonableness of the unallocated component.

The Allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

The Allowance totaled $7.5 million, and $6.4 million, at December 31, 2003 and 2002, respectively representing 1.08% and 1.02% of total loans, less mortgage loans held for sale, for the same periods.

The fair value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments. Likewise, such instruments are not included in the assumptions related to the Allowance model.

The following tables set forth the allocation of the Allowance by loan category and the activity in the Allowance at the dates indicated (dollars in thousands). Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category. Please note in regards to the second table, losses and recoveries are charged or credited to the Allowance at the time realized.

	At December 31,
	2003		2002		2001		2000		1999
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Balance applicable to allowance
Commercial, financial and agricultural	$2,746	36.80%	1,973	30.82	1,266	22.38	1,741	31.97	2,022	31.78
Real estate—construction	72	0.96	105	1.64	130	2.30	32	0.59	31	0.49
Real estate—mortgage	2,168	29.05	1,547	24.16	2,507	44.30	1,123	20.62	778	12.23
Installment loans to individuals	2,477	33.19	2,777	43.38	1,755	31.02	2,550	46.82	3,531	55.50

Total allowance	$7,463	100.00%	6,402	100.00	5,658	100.00	5,446	100.00	6,362	100.00

	At and for the years ended December 31,
	2003	2002	2001	2000	1999
Balance, beginning of year	$6,402	5,658	5,446	6,362	5,795
Provision for loan losses	3,600	4,288	4,038	3,880	2,431
Loan charge-offs:
Commercial, financial and agricultural	786	1,074	809	390	532
Real estate—construction	219	—	50	—	—
Real estate—mortgage	561	398	28	—	—
Installment loans to individuals	1,181	2,298	3,146	4,597	1,441

Total charge-offs	2,747	3,770	4,033	4,987	1,973
Recoveries:
Commercial, financial and agricultural	32	105	8	15	22
Real estate—construction	46	—	9	—	—
Real estate—mortgage	—	9	—	—	—
Installment loans to individuals	130	112	190	176	87

Total recoveries	208	226	207	191	109

Net charge-offs	2,539	3,544	3,826	4,796	1,864

Balance, end of year	$7,463	6,402	5,658	5,446	6,362

Average loans	$659,683	577,949	534,034	469,731	428,594
Ending loans less mortgage loans held for sale	693,213	625,542	553,821	498,242	445,757
Net charge-offs to average loans, less mortgage loans held for sale, net	0.38%	0.61	0.72	1.02	0.43
Allowance for loan losses to total loans less mortgage loans held for sale, end of year	1.08	1.02	1.02	1.09	1.43

Fluctuations related to the allocation of the allowance for loan losses to specific loan portfolios have a direct correlation to classified asset fluctuations as noted above in Loan Portfolio. As noted above, other factors of allocation include historical asset quality trends including, but not limited to, previous loss experience ratios, Management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio.

Total net loan charge-offs decreased to $2.5 million in 2003 from $3.5 million in 2002. The decline in charge-offs over the periods presented was concentrated within installment loans to individuals. Commercial, financial and agricultural loan net charge-offs were $754 thousand in 2003 compared with $969 thousand in 2002. Net real estate loan charge-offs totaled $734 thousand in 2003 compared with net charge-offs of $389 thousand in 2002. Consumer loan net charge-offs were $1.1 million in 2003 compared with $2.2 million in 2002. Installment and consumer net charge-offs declined from $3.0 million in 2001 to $2.2 million in 2002. From 2002 to 2003 such charge-offs declined 51.9% to $1.1 million. During mid-1999 Management noted deterioration in the performance of the portfolio that resulted in the Bank redirecting its emphasis in indirect lending to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. As expected, as the lower quality loans seasoned, the level of charge-offs resulting from these loans increased with a large portion of these charge-offs absorbed by the year ended December 31, 2001. Charge-offs within this portfolio have steadily declined, as noted above, since this time. Also as noted above, for the year ended December 31, 2003 charge-offs as a percentage of average loans less mortgage loans held for sale were almost one half when compared with that of 2001 when the Bank experienced the height of the indirect lending charge-offs. The indirect lending portfolio has been reduced from a balance of $36.8 million at December 31, 1999 to a balance of $15.6 million at December 31, 2003, and Management believes the loans in the current portfolio to be higher-quality indirect loans, although a normal balance of inherent risk remains. See Loan Portfolio for further discussion of this portfolio. The fluctuations of charge-offs within other loan portfolios did not have as dramatic an impact on total charge-offs for the periods presented. Real estate net charge-offs increased over the periods presented due primarily to the higher levels of mortgages in the foreclosure process. The rise in foreclosures paralleled increasing job losses and personal bankruptcies during the past 24 months.

Based on the current economic environment and other factors that impact the assessment of the Company’s allowance for loan losses as discussed above, Management believes that the Allowance at December 31, 2003 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. See Loan Portfolio for discussions of factors impacting Management’s assessment of the allowance for loan losses. However, Management’s judgments regarding such inputs, which are believed to be reasonable, may or may not prove valid in the future. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance allocation or that future increases in the Allowance will not be required, adversely affecting the operating results of the Company.

Deposits

Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets strategic targets for net growth in deposit accounts annually and has directed many efforts toward cross-selling thereby increasing the products per banking relationship. Management believes that this is consistent with the Company’s vision to provide superior customer service. During 2003, the Company continued to place emphasis on the growth of core deposits.

The Company offers a number of deposit accounts including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts, and certificate accounts. The Bank’s deposits are obtained primarily from residents of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

The Company is subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions, and competitive factors. The Asset—Liability Committee of the Company meets weekly and makes changes relative to the mix, maturity, and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stabile, generally lower cost than other funding and the ability to provide fee income through service charges and cross-sales of other services.

The Company provides customers with access to their funds using the convenience of ATMs through an ATM network, as well as access to regional and national ATM networks. The Bank had 27 ATM locations (including two at non-branch locations) and five limited service branches located in various retirement centers located in the Upstate at December 31, 2003. The Company also provides account access through its Internet and telephone banking products. Traditional marketing techniques are employed to attract new customers including, but not limited to, direct mailings and advertising. Management believes the Company enjoys an excellent reputation for providing products and services to meet the needs of the Company’s market segments, such as seniors. For example, Seniority Club members benefit from a number of advantageous programs.

The Company’s traditional deposit accounts increased $49.8 million during the year ended December 31, 2003. Management believes that conditions in fiscal 2003 and fiscal 2002 were favorable for deposit growth as a result of factors such as the low returns on investments and mutual funds that may have increased traditional deposit inflows. Such favorable conditions were greater in 2002 in the wake of the 2001 terrorist attacks. As 2003 progressed and the economy started to show signs of improvement, coupled with the low interest rates offered on many deposit accounts, investors began to regain some confidence, which is reflected by the slowing growth in the deposit portfolio when comparing the growth in 2003 to the growth in 2002. The Company’s average cost of these traditional deposits for the year ended December 31, 2003 was 1.70% compared with 2.15% for the same period ended December 31, 2002. Core deposits, which include checking accounts, money market accounts, and savings accounts, grew by $27.2 million in fiscal 2003 over fiscal 2002, or 7.0%, while higher costing time balances increased by $22.6 million, or 6.8%. Such growth reflects a decline from the core deposits growth in 2002 over 2001 of $32.3 million, or 9.1%, and time balances growth of $44.4 million, or 15.4%. At December 31, 2003, such deposits as a percentage of liabilities were 93.4% compared with 95.3% at December 31, 2002. Contributing to this decline was the increase in 2003 over 2002 of other borrowings discussed below in Borrowings.

The following table reflects the Company’s traditional deposit composition at December 31, 2003 and 2002 (dollars in thousands).

	At December 31,
	2003		2002
	Total	% of total	Total	% of total
Checking accounts	$288,748	37.5%	271,238	37.6
Money market accounts	85,077	11.0	79,553	11.0
Savings accounts	41,974	5.4	37,807	5.2
Time accounts	355,949	46.1	333,393	46.2

Total traditional deposit accounts	$771,748	100.0%	721,991	100.00

Although the Company saw growth of $49.8 million within the traditional deposit portfolio from December 31, 2002 to December 31, 2003, there was relatively little change in the mix of these deposit accounts. In order to stimulate time deposit growth, during the third quarter of 2003, the Company offered a 36-month Step Up Certificate of Deposit product. This product allows a one-time rate “step up”. For example, the product offers a starting annual percentage yield of 3.10%. If rates rise above this mark during the 36-month term of the product, customers have the one time opportunity to “step up” to a higher rate. The product requires an initial investment of more than $1,000.

The Company expects to maintain a significant portion of its deposits in core account relationships. However, future growth in deposit balances may be achieved through specifically targeted programs offering higher yielding investment alternatives for customers. Such targeted programs may increase the Company’s overall cost of funds thereby impacting the Company’s future net interest margins.

Jumbo Certificates of Deposits. The following table indicates the amount of the Company’s jumbo certificates of deposit by time remaining until maturity at December 31, 2003, 2002, and 2001 (in thousands). Jumbo certificates of deposit include certificate of deposits with a balance at December 31 of $100,000 or greater and have negotiable interest rates.

	At December 31,
	2003	2002	2001
Maturities
3 months or less	$24,075	30,109	32,006
3 through 6 months	13,509	15,598	16,755
6 through 12 months	24,267	21,575	20,375
Over 12 months	54,321	36,839	7,900

Total jumbo certificates of deposit	$116,172	104,121	77,036

As noted above, 36-month certificate of deposits are often offered to stimulate deposit growth. Such a promotion was offered in 2002 and 2003. The growth in over 12 month maturities during 2002 and 2003 are primarily the result of these promotions. The 2002 promotional deposits will mature in 2005, while the 2003 promotional deposits will mature in 2006.

For further discussion of deposit balances see Note 9 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Borrowings

The Company employs additional sources, other than traditional deposits, to supplement its supply of lendable funds and assist in meeting deposit withdrawal requirements. Retail repurchase agreements, commercial paper, and federal funds purchased serve as the Company’s primary sources of such funds.

Borrowings, which include retail repurchase agreements, commercial paper, and federal funds purchased, increased $20.0 million at the end of 2003 when compared with the end of 2002. The table set forth below reflects the Company’s borrowings composition at December 31, 2003 and 2002 (dollars in thousands).

	At December 31,
	2003		2002
	Total	% of total	Total	% of total
Retail repurchase agreements	$13,525	28.4%	12,831	46.4
Commercial paper	16,170	33.9	14,839	53.6
Federal funds purchased	18,000	37.7	—	—

Total borrowings	$47,695	100.0%	27,670	100.0

Although the balances of retail repurchase agreements and commercial paper did not fluctuate dramatically at December 31, 2003 over December 31, 2002, the mix did fluctuate due to the utilization of federal funds purchased at December 31, 2003, which were not necessary at December 31, 2002. The Company relies on federal funds to supplement its short-term supply of lendable funds and to meet deposit withdrawal as well as operating requirements. During 2003, the Company’s retail repurchase agreements had an average annual cost of 0.50%, commercial paper had an average annual rate of 0.61%, and federal funds purchased had an average annual rate of 1.28%. Consistent with the rate environment of 2003 these rates were a decline from those of 2002. During 2002, the Company’s retail repurchase agreements had an average annual cost of 0.93%, commercial paper had an average annual rate of 0.98%, and federal funds purchased had an average annual rate of 2.13%. These borrowings as a percentage of total liabilities constituted 5.8% and 3.7% at December 31, 2003 and 2002, respectively. This fluctuation is synonymous with the fluctuation in deposits as a percentage of liabilities. The maturities of these borrowings are analyzed in the Interest Risk Sensitivity Analysis included within Disclosures Regarding Market Risk.

See Liquidity for a discussion of unused borrowing capacity available to the Company in order to supplement its supply of lendable funds and to meet withdrawal and operating needs if such need arises. For additional information related to borrowings, see Note 10 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Capital Resources

Average shareholders’ equity was $70.7 million during 2003, or 8.2% of average assets, decreasing from 8.3% during 2002. During 2003, shareholders’ equity was increased through the retention of earnings and stock option activity. These increases were offset by a decline in comprehensive income, an increase in cash dividends, as well as a stock purchase transacted during the third quarter 2003.

During the third quarter 2003, one hundred thousand shares of $5.00 par value common stock were made available for purchase to Bancshares through an arm’s length transaction by a third party for $29.00 per share. In order to assess whether or not purchasing such stock at a price of $29.00 per share would be of benefit to Bancshares and its shareholders, Bancshares and its Board of Directors had a third party stock appraiser evaluate the proposed transaction to determine a cash fair value of 100,000 shares of its $5 par value common stock. After analyzing the Company’s projected financial performance assuming no purchase to determine the financial consequences of consummating the purchase, the evaluation determined a cash fair value range within which a reasonable level of value could be created for the remaining shareholders.

Although typically such a stock purchase would have a certain level of risk associated with the anticipated future performance of the Company and the limitations inherent to the liquidity of their investment, Management and the Board of Directors determined that such risks would be minimized in the proposed transaction as the Company is purchasing a “well-known” investment and the number of outstanding shares would be reduced thereby increasing the Company’s ownership percentage and improving several of the Company’s key performance measures. Due to these factors, the Company’s Management and Bancshares’ Board of Directors determined that they could support paying a price higher than the price that an independent investor would be willing to pay.

Due to the facts presented to Management and the Board of Directors as noted above, this transaction, which was approved by the Board of Directors, was consummated on July 17, 2003. Bancshares may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise. Bancshares engaged in no such purchase transactions during 2002.

The Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained in Item 8 herein provides details of the changes in stockholders’ equity during the year.

Although Bancshares engaged in a stock purchase during 2003, it does not have an active, open-market stock purchase program. Bancshares may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise, however, as these transactions would be individual in nature, such transactions cannot be estimated nor can the impact on future capital resources be determined.

Bancshares and the Bank are required to meet regulatory capital requirements, which currently include several measures of capital. At December 31, 2003 and 2002, Bancshares and the Bank were each categorized as “well capitalized” under the regulatory framework for prompt corrective action. For further discussion of the Bank’s and Bancshares’ capital regulatory requirements, see Supervision and Regulations contained in Item 1 herein as well as Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein. There are no current conditions or events of which Management is aware that would change Bancshares’ or the Bank’s status.

Total capital increased from $67.5 million at December 31, 2002 to $72.0 million at December 31, 2003. The Company’s capital ratio of total capital to total assets was 8.0% at December 31, 2003 compared with 8.2% at December 31, 2002.

During fiscal 2003, the cash dividend payout ratio was 29.49% compared with a payout ratio of 29.46% in 2002. Cash dividends per share in 2003 totaled $0.51, an increase of 13.3% over dividends per share in 2002 of $0.45. The amount of the dividend to be paid is dependent upon the Company’s earnings, financial condition, capital position, and such other factors, as the Board may deem relevant. South Carolina regulations restrict the amount of dividends that the subsidiary bank can pay to Bancshares and may require prior approval before declaration and payment of any excess dividend. During its December meeting, The Board of Directors of Bancshares determined that these factors warranted a special dividend, in addition to the quarterly dividend of $0.12 per share, of $0.03 per share.

In conjunction with the 2004 budgeting process, $2.1 million of 2004 capital expenditures were approved for purposes including, but not limited to, technological advances and upgrades of premises. These approvals include items anticipated by Management to be purchased during 2004. Management does anticipate that requests will be made during 2004 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from retained earnings of the Company.

Although the Company continually monitors opportunity for expansion, no definite plans have been made regarding the opening of future branches. Currently two new branch locations in areas not currently served by the Company are being reviewed, as are plans to upgrade facilities in another existing location. Management does not know the timeframe for these opportunities, and, therefore, capital resources for such projects have not been committed.

Disclosures Regarding Market Risk

Qualitative Disclosures

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing and investing, activities that could potentially reduce net interest income in future periods. This risk can also be reflected in diminished current market values. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be its most significant market risk. This risk could potentially have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Due to the fact that the net interest income of any financial institution is vulnerable to fluctuations in interest rates, the Company’s Management attempts to mitigate this vulnerability through effective Asset—Liability Management. Such Asset—Liability Management should maintain a balance between exposure to interest rate fluctuations and earnings. The Company defines Asset-Liability Management as the process by which the Company changes the mix, maturity, and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of change in market interest rates realizing that a sudden and / or substantial fluctuation in interest rates will impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company’s goal then is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities through its Asset-Liability Management. Through Asset—Liability Management, the Company seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.

Appropriate overall balance sheet parameters and guidelines are influenced by general economic and banking conditions and by the Company’s local market environment. Current parameters and guidelines of the Company’s Asset—Liability Committee include maintaining the loan to deposit ratio in a range of 75% to 90%, using an increase or decrease of 3% in the federal funds rate over a twelve month period as a trigger for minimizing exposure to interest rate shifts, maintaining a liquidity ratio as defined by regulators in a range of 10% to 25%, maintaining a dependency ratio as defined by the regulators of 5% to 25%. It is noted that the projected negative impact on the Company’s net interest income for the twelve-month period is not to exceed 20%, although Management may have to take corrective action during a period of sharply rising or falling interest rates. At December 31, 2003, the Company’s loan to deposit ratio was 87%, which falls within the policy’s permitted range of 75% to 90%, and the Company’s liquidity ratio was 15%, which falls in the policy’s permitted range of 5% to 25%.

Quantitative Disclosures

One tool the Company utilizes in assessing Asset—Liability Management is a simulation model, which is used to analyze interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The following table reflects the Company’s interest sensitivity gap at December 31, 2003 (dollars in thousands). The Company uses certain assumptions to estimate fair values and expected maturities.

For assets, expected maturities are based upon contractual maturities, projected repayments, and prepayment of principal and potential calls. Loans include nonperforming loans and unamortized deferred loan costs and are reduced by unamortized discounts. They do not include mortgage loans held for sale, as those are not considered to be interest-sensitive given that the Bank has commitments to sell these loans at agreed upon rates. Investment securities available for sale include the unrealized gain or loss. Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), the table presents principal cash flows based on Management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from historical experience and Management’s judgment.

Interest Risk Sensitivity Analysis

	Average rate	2004				2005	2006	2007	2008	Thereafter	Carrying value	Fair value
		1 Day	2 days to 3 months	3 to 6 months	6 to 12 months
Interest-sensitive Assets
Federal funds sold	1.09%	$930	—	—	—	—	—	—	—	—	930	930
Federal Home Loan Bank stock and deposits	3.24	722	—	—	—	—	—	—	—	1,868	2,590	2,590
Mortgage-backed securities	1.95	—	—	—	267	—	2,429	8,334	11,328	25,940	48,298	48,298
Other investment securities	3.84	—	3,478	12,891	488	8,980	4,531	2,076	1,753	46,435	80,632	80,632
Loans receivable	6.37	125,423	29,911	15,233	28,585	42,403	94,989	128,493	69,773	158,403	693,213	692,983

Total interest-earning assets	5.82%	$127,075	33,389	28,124	29,340	51,383	101,949	138,903	82,854	232,646	825,663	825,433

Interest-sensitive Liabilities
Interest-bearing demand	0.29%	$172,766	—	—	—	—	—	—	—	—	172,766	156,665
Insured money markets	0.75	85,077	—	—	—	—	—	—	—	—	85,077	79,553
Savings deposits	0.34	41,974	—	—	—	—	—	—	—	—	41,974	37,807
Time deposits	2.76	432	82,198	53,690	68,170	102,315	43,814	2,285	2,950	95	355,949	340,232

Total interest-bearing deposits	1.70%	300,249	82,198	53,690	68,170	102,315	43,814	2,285	2,950	95	655,766	614,257
Short-term borrowings	0.61	47,695	—	—	—	—	—	—	—	—	47,695	47,695

Total interest-sensitive liabilities	1.64%	$347,944	82,198	53,690	68,170	102,315	43,814	2,285	2,950	95	703,461	661,952

Interest rate sensitivity gap		$(220,869)	(48,809)	(25,566)	(38,830)	(50,932)	58,135	136,618	79,904	232,551	122,202

Cumulative interest rate sensitivity gap		$(220,869)	(269,678)	(295,244)	(334,074)	(385,006)	(326,871)	(190,253)	(110,349)	122,202

Cumulative interest rate sensitive gap as a % of total interest-earning assets		(26.75)%	(32.66)	(35.76)	(40.46)	(46.63)	(39.59)	(23.04)	(13.36)	14.80

For discussion relating to Palmetto Bancshares, Inc.’s calculation of fair values, see Note 1 and Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Company’s interest-sensitive gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At December 31, 2003 on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets resulting in a liability sensitive position of $334.1 million. The static gap position is limited because it does not take into account changes in interest rates or changes in Management’s expectations or intentions. The previous table assumes as of December 31, 2003 that approximately 26% of the Company’s interest-earning assets could be repriced within one year compared to approximately 78% of its interest-sensitive liabilities. This compares to 27% and 82%, respectively, in 2002 and 28% and 96%, respectively, in 2001.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate- sensitive assets and liabilities. It must be understood, however, that such an analysis is as of December 31, 2003 and does not reflect the dynamics of the market place. Therefore, Management reviews simulated earnings statements on a monthly basis to more accurately anticipate sensitivity to changes in interest rates.

The simulated earnings statements reviewed monthly by Management simulates the Company’s Consolidated Balance Sheet and Consolidated Statements of Income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and variations that occur when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

In conjunction with the annual budgeting process for 2004, the Company projected a gradual increase in rates rather than an immediate change. This projection was made because rates typically change gradually over time rather than abruptly.

According to the model as of year-end 2003, if interest rates rise by 300 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $2.9 million, or 7.0%. This model also shows that if interest rates rose by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $978 thousand, or 2.4%, and $1.9 million, or 4.7%, respectively. The model also shows that if interest rates dropped 300 basis points, net interest income would be adversely affected by approximately $2.8 million, or 6.8%. Similarly, if interest rates dropped by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $753 thousand, or 1.8%, and $1.9 million, or 4.6%, respectively. The Asset—Liability Committee meets weekly to address such interest-pricing issues. The projected negative impact on the Company’s net interest income for the twelve-month period does not exceed the 20% threshold prescribed by the Asset—Liability Committee’s policy as noted previously.

The following table presents the amount of loans included in the preceding table, excluding real estate-mortgage and installment loans to individuals, due to mature and available for repricing within the time period stated relative to December 31, 2003 (in thousands).

	1 year or less	After 1 year through five years	After 5 years	Total
Commercial, financial and agricultural	$64,045	94,806	36,543	195,394
Real estate-construction	14,615	6,516	159	21,290

Total	$78,660	101,322	36,702	216,684

The table set forth below presents the amount of the preceding loans with maturity over one year, which have a predetermined interest rate or a floating, or adjustable interest rate at December 31, 2003 (in thousands).

Predetermined interest rate	$138,024
Floating or adjustable interest rate	—

Total	$138,024

Derivatives and Hedging Activities

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes any derivatives as either assets or liabilities on the Consolidated Balance Sheet and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Derivative instruments expose the Company to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. Credit risk in derivative instruments can be minimized by entering into transactions with high quality counterparties as evaluated by the Company. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. Market risk associated with interest rate contracts can be managed by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Any market risk associated with derivatives used for interest rate risk management activity is fully incorporated into the interest rate sensitivity analysis.

Rate lock risk related to commitments to originate fixed rate mortgage loans held for sale is undertaken by the purchasing party, and accordingly, no interest rate risk relative to the Company is involved in such transactions.

The Company’s accounting policies related to derivative and hedging activities are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Off-Balance Sheet Arrangements

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk. The Company uses such transactions for general corporate purposes or for customer needs. Corporate purposes transactions are used to manage customers’ requests for funding.

The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments.    Lending commitments include loan commitments, standby letters of credit, and unused credit card lines. These instruments are not recorded in the Company’s Consolidated Balance Sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customer’s working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings.

Generally, unused loan commitments are at adjustable rates that fluctuate with prime rate or are at fixed rates that approximate market rates.

The table set forth below represents the Bank’s issued commitments to extend credit and unused credit card lines at December 31, 2003 (in thousands).

Home equity loans	$29,549
Credit cards	38,818
Commercial real estate development	47,372
Other unused lines of credit	34,761

Unused commitment and unused credit card lines	$150,500

Outstanding commitments on mortgage loans not yet closed, all of which include rate lock commitments, amounted to approximately $1.7 million at December 31, 2003. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the borrower. Collateral held consists of residential properties. The Company originates and services mortgage loans. All of the Company’s loan sales have been without provision for recourse.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower; however, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.7 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at December 31, 2003.

For further discussion of the Company’s lending commitments, see Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Liquidity

The term liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company’s needs for cash. Management determines the desired level of liquidity for the Company in conjunction with the Company’s Asset—Liability Committee. The level of liquidity is based on Management’s strategic direction for the Company, commitments to make loans, and the Committee’s assessment of the Company’s ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs.

The Bank’s liquidity is affected by its ability to attract and retain deposit accounts, activity within and sales from its investment security and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Bank’s reputation among the communities it serves. The Company’s deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate significantly from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities. Approximately 54% of the investment securities portfolio was pledged to secure liabilities as of December 31, 2003 as compared with 64% at December 31, 2002. The Company feels the risk that demand for the Company’s products and services would reduce the availability of cash from operations is not significant given the industry in which the Company operates. Although rapid technology change could present risks in this area, the Company feels as though it stays current on such changes. To review how these and other factors affected liquidity for the three year period ended December 31, 2003, see Consolidated Statements of Cash Flow contained in Item 8 herein.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2003, the Bank had unused short-term lines of credit totaling of $19 million (which are withdrawable at the lender’s option).

During fiscal 1999, the FHLB instituted a general policy of limiting borrowing capacity to a percent of assets regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances of approximately $88 million at December 31, 2003 based on its current approved cap. The FHLB requires that securities, qualifying single-family mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB ($88 million as discussed above) assumes that the Bank’s $1.9 million investment in FHLB stock, as well as certain securities and qualifying mortgages, would be pledged to secure any future borrowings.

The liquidity ratio is an indication of a company’s ability to meet its short-term funding obligations. The Company’s policy is to maintain a liquidity ratio between 10% and 25%. At December 31, 2003 and 2002, the Company’s liquidity ratio was 15% and 18%, respectively.

Management’s review at December 31, 2003 (which analyzes the forward-looking twelve-month period) concluded that its sources of liquidity appear adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.

The table set forth below provides a summary of the Company’s deposit, borrowing, and lease obligations, at December 31, 2003 (in thousands). This table excludes other obligations that the Company may have, such as pension obligations discussed in Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein. The table also excludes purchase obligations due to the fact that costs beyond 2004 cannot be reasonably estimated at this time.

	Contractual Obligations Payments Due by Period At December 31, 2003
	Within 1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
	(in thousands)
Certificate accounts	$204,490	102,315	43,814	5,235	95	355,949
Borrowings	47,695	—	—	—	—	47,695
Operating leases	1,177	1,178	1,270	1,059	346	5,030

Total future contractual obligations	$253,362	103,493	45,084	6,294	441	408,674

In conjunction with the 2004 budgeting process, $2.1 million of 2004 capital expenditures were approved for purposes including, but not limited to, technological advances and upgrades of premises. These approvals include items anticipated by Management to be purchased during 2004. Management does anticipate that requests will be made during 2004 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from retained earnings of the Company. Although capital expenditures after 2004 will be made, such requests and resulting approvals are reviewed by Management on an annual basis. Therefore, obligations subsequent to 2004 cannot be determined for disclosure purposes.

Obligations under noncancelable operating lease agreements totaled $5.0 million at December 31, 2003. These obligations are payable over several years with the longest obligation expiring in 2029. Management does not feel that any noncancelable operating lease agreements contain provisions that could materially impact the Company’s financial condition or results of operations. For further discussion of the Company’s noncancelable operating lease agreements, see Note 14 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Audit fees relating to the audit of the financial statements for the year ended December 31, 2003 were $58 thousand which consists of a 3% general increase over prior year fees as well as an additional $3 thousand relating to the cost of the Company’s independent auditors to register with the Public Company Accounting Oversight Board in accordance with the Sarbanes Oxley Act of 2002. Additionally, the Company paid $9 thousand, $6 thousand, and $7 thousand for tax services, agreed upon procedures relating to FDICIA regulations, and quarterly reviews, respectively. Elliott Davis, LLC also provides services related to audits of the Company’s employee benefit plans. The table above excludes such future fees due to the fact that costs beyond 2003 are not known at this time due to the constantly changing regulatory environment in which the Company operates. See Principal Accounting Fees and Services contained in Item 14 herein for further discussions regarding the Company’s payments to its independent auditors.

The Company does enter into contractual agreements with third parties for the leasing and the service and maintenance of small equipment. However, due to the immateriality of such commitments when considered individually or in the aggregate relative to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. It should also be noted that noncompliance with terms of such agreements is not expected to have a material impact on the Company’s financial position or results of operations. Furthermore, as many of such commitments are entered into for a 12-month period with optional extensions, costs beyond 2004 cannot be reasonably estimated at this time.

Bancshares. As a bank holding company, Bancshares conducts its business through its subsidiary. Bancshares offers commercial paper as an alternative investment tool for its commercial customers (master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 2003, Bancshares had $16.2 million in commercial paper with a weighted average rate paid during the year of 0.61%, as compared to $14.8 million in 2002 with a weighted average paid during the year of .98% and $11.1 million in 2001 with a weighted average rate paid during the year of 2.70%.

Potential sources for Bancshares’ payment for its periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At December 31, 2003, Bancshares had cash reserves of $127 thousand compared with $737 thousand at December 31, 2002. The decline between the two periods is due to the utilization of funds from Bancshares to fund a portion of the third quarter 2003 stock purchase. For additional information regarding this purchase, see the Financial Position—Capital Resources.

In light of the fact that much of Bancshares’ liquidity needs are met through the payment of dividends from the Bank, at December 31, 2003, the Bank had $1.4 million of excess capital available for payment of dividends and after such payments still be considered “well-capitalized” related to the total risk-based capital ratio.

Although Bancshares engaged in a stock purchase during 2003, the Company does not have an active, open market stock purchase program. The Company may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise, however, as these transactions would be individual in nature, such transactions cannot be estimated.

Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” provides guidance on the disclosure of transactions with related parties. Transactions between related parties commonly occur in the normal course of business. Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. For example, an enterprise may receive services from a related party without charge and not record receipt of the services.

The Company has determined that the following parties are considered “related” in respect to SFAS No. 57 disclosure requirements if such parties engaged in related party transactions during the current reporting year.

•	The Company’s trust department manages the Company’s employee benefit plans.

•	Disclosures relating to Management of the Company are reported for those individuals identified in the Company’s Annual Proxy Statement as either members of the Company’s Board of Directors or Named Executive Officers of the Company and members of their immediate families.

Transactions between Bancshares and Its Subsidiary

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiary, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit Bancshares’ ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest, and operating expenses.

In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a subsidiary may not generally require a customer to obtain other services from any other subsidiary or Bancshares and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

Transactions of Management and Others

Bancshares’ subsidiary is subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons of both Bancshares and the Bank. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. Bancshares’ subsidiary also is subject to certain lending limits and restrictions on overdrafts to such persons.

In addition, federal securities laws restrict the Bank from making personal loans to or for any Director or Names Executive Officer of Bancshares, although this restriction does not prohibit loans that are either (i) made in the ordinary course of business of a company’s consumer credit business and that are of a type and on terms generally made available by the Company to the public or (ii) subject to certain Federal Reserve insider lending restrictions. Although determined to be in the normal course of business, certain of Bancshares’ Directors and Named Executive Officers, as noted in Bancshares’ proxy statement for its 2004 Annual Meeting of Shareholders, are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $8.8 million and $6.3 million at December 31, 2003 and 2002, respectively. From January 1, 2003 through December 31, 2003, these Directors and Named Executive Officers and their related interests borrowed $9.2 million and repaid $6.7 million. A portion of these new and repaid loans are the result of refinancing activity during the year. In the opinion of Management, these loans do not involve more than the normal risk of collectibility and were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Certain Business Relationships

During the twelve-month period ended December 31, 2003, the Company retained Wyche Burgess Freeman and Parham PA, at which the Company’s director James M. Shoemaker, Jr. is an attorney specializing in securities, corporate, commercial transactions, and mergers and acquisitions law, in regard to various legal matters. Also during the twelve-month period ended December 31, 2003, the Company retained Glenn, Haigler, McClain & Stathakis, LLP, at which the Company’s director Michael Glenn is an attorney providing legal representation to individual and business clients in state and federal court cases, in regard to various legal matters. In neither case did the Company’s payment of fees to these firms exceed five percent of the firm’s gross revenues for 2003 nor did fees paid exceed five percent of the Company’s gross revenues for 2003.

From time to time the Company makes payments to related parties as defined above for property or services. However, no such payments exceeded five percent of the Company’s gross revenues for 2003. In these cases, transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Earnings Review

Overview

Net income for the year ended December 31, 2003 totaled $10.9 million, up 13.2% compared with $9.6 million for the year ended December 31, 2002. Earnings per diluted share for the year ended December 31, 2003 were $1.70, a 14.1% increase from $1.49 per diluted share for the year ended December 31, 2002. Earnings per basic share for the year ended December 31, 2003 were $1.73, a 13.1% increase from $1.53 per basic share for the year ended December 31, 2002.

Average common shares outstanding on a diluted basis were 6.4 million for the year ended December 31, 2003, down slightly from 6.5 million for year ended December 31, 2002. Average common shares outstanding on a basic basis were 6.3 million for the year ended December 31, 2003, relatively unchanged from 6.3 million for the year ended December 31, 2002.

The Company’s earnings increased in fiscal 2003 due to several factors. Although, the Company’s net yield on interest-earning assets, fully tax equivalent, declined to 4.55% in fiscal 2003 from 4.87% in fiscal 2002, net interest income, fully tax equivalent, increased $1.5 million over the period. Secondly, noninterest income totaled $15.4 million, up 9.9% from $14.0 million for the year ended December 31, 2002 due principally to growth in service charges on deposit accounts and increased mortgage banking income. These increases were offset slightly by increases in noninterest expense of 7.6% to $31.5 million for the year ended December 31, 2003.

The Company’s net income increased $1.2 million in fiscal 2002, or approximately 14.5%, over fiscal 2001. Growth in net income was attributable to the expansion of net interest income and noninterest income and was offset by an increase in noninterest expenses during the period. Net interest income increased $4.2 million in 2002 over 2001, while noninterest income increased $1.2 million, and noninterest expenses increased by $2.8 million. Basic and diluted earnings per share totaled $1.34 and $1.31 in 2001, respectively.

Earnings resulted in a return on average equity of 15.40%, 15.02% and 14.82% for each of the three years ended December 31, 2003, respectively. Return on average assets was 1.27%, 1.24%, and 1.20% for the same periods.

Net Interest Income

Net interest income is the difference between gross interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-bearing liabilities and represents the largest component of operating earnings for the Company. The net yield on interest-earning assets measures how effectively a company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of interest rate sensitivity factor into changes in net interest income.

The Company’s net yield on interest-earning assets may be affected by many factors. Competition for deposit funds within the Company’s markets ranges from many well-established national and regional banks and large credit unions to many smaller local banks. The general level and direction of interest rates and national monetary policy also can affect consumer deposit patterns and, thus, affect the Company’s ability to utilize retail sources of funds. The Company believes that the impact of its expansion into new markets also factored into the growth of deposits in fiscal 2003.

Fully tax-equivalent net interest income for the year ended December 31, 2003 increased $1.5 million, or 4.4%, to $36.4 million from $34.8 million for the year ended December 31, 2002. The fully tax-equivalent net yield on interest-earning assets decreased to 4.55% for the year ended December 31, 2003 from 4.87% for the year ended December 31, 2002. Fully tax-equivalent net interest income for the year ended December 31, 2001 was $30.9 million, and the fully tax-equivalent net yield on interest-earning assets was 4.78%.

The decrease in the fully tax-equivalent net yield on interest-earning assets for the year ended December 31, 2003 over 2002 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. As short-term market interest rates declined, the Company’s interest-sensitive liabilities repriced to an average cost of 1.64% in fiscal 2003 from an average cost of 2.08% in fiscal 2002. Average yields on interest-earning assets declined to 5.91% in fiscal 2003 from 6.62% in fiscal 2002.

While the net interest margin during fiscal 2003 declined by 32 basis points, note should be made to the declining nature of the margin throughout the year. For the three-month periods ended March 31, 2003, June 30, 2003, and September 30, 2003, the net interest margin was 4.83%, 4.64%, and 4.34%, respectively.

Management expects continued pressure on its net interest margin as a result of the amortization and maturities within the loan and investment security portfolios and the need to reinvest those funds at current market interest rates.

One of the underlying factors for the changes in the yields and rates on interest-earning assets and costing liabilities has been the action of the Federal Reserve Open Market Committee during the past three years. From January 2001 through the end of December 2001, the Federal Reserve cut interest rates four hundred and seventy-five basis points. During the fourth quarter of 2002, rates were cut by an additional fifty basis points, and during the second quarter of 2003, rates were further reduced by twenty-five basis points. Variable rate loans reprice immediately following changes in interest rates by the Federal Reserve.

The following table presents average balance sheets and a net interest income analysis on a tax-equivalent basis for each of the years in the three-year period ended December 31, 2003. It also presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate.

Average Yields and Rates and Rate/Volume Analysis

This table includes, for the years ended December 31, 2003, 2002 and 2001, interest income on earning assets and related average yields, as well as interest expense on liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change (dollars in thousands).

	2003					2002					2001
	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change
Assets
Federal funds sold	$12,873	$140	1.09%	$(195)	$(105)	$27,302	$440	1.61%	$612	$(494)	$7,192	$322	4.48%	$225	$(143)
Federal Home Loan Bank interest-earning deposit and stock	2,234	72	3.22%	6	(29)	2,069	95	4.59%	6	(39)	1,953	128	6.55%	10	(22)
Taxable investment securities	73,368	1,891	2.58%	462	(672)	58,405	2,101	3.60%	964	(868)	37,010	2,005	5.42%	(463)	(452)
Nontaxable investment securities (1)	40,280	2,423	6.02%	(108)	(351)	41,962	2,882	6.87%	(1,071)	99	57,786	3,854	6.67%	(402)	14
Loans (2)	670,707	42,747	6.37%	5,732	(4,830)	585,885	41,845	7.14%	3,351	(5,624)	542,024	44,118	8.14%	5,993	(2,282)

Total earning assets	799,462	47,273	5.91%	5,897	(5,987)	715,623	47,363	6.62%	3,862	(6,926)	645,965	50,427	7.81%	5,363	(2,885)

Cash and due from banks	27,249					29,003					24,754
Allowance for loan losses	(7,044)					(5,973)					(5,527)
Premises and equipment, net	20,360					19,685					17,791
Accrued interest	4,065					4,471					4,846
Other assets	15,777					12,888					10,771

Total assets	$859,869					$775,697					$698,600

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$247,148	$1,091	0.44%	109	(691)	228,621	1,673	0.73%	293	(2,204)	204,983	3,584	1.75%	434	(953)
Savings deposits	41,662	143	0.34%	21	(127)	37,403	249	0.67%	50	(259)	32,593	458	1.41%	—	(180)
Time deposits	342,422	9,468	2.77%	1,230	(2,057)	302,525	10,295	3.40%	1,297	(5,538)	272,818	14,536	5.33%	1,936	(693)
Federal funds purchased, security repurchase agreements and retail repurchase agreements	18,511	113	0.61%	4	(60)	18,009	169	0.94%	(11)	(432)	18,520	612	3.30%	(363)	(585)
Commercial paper (Master notes)	17,734	108	0.61%	21	(60)	15,067	147	0.98%	32	(244)	13,310	359	2.70%	(101)	(329)

Total interest-bearing liabilities	667,477	10,923	1.64%	1,385	(2,995)	601,625	12,533	2.08%	1,661	(8,677)	542,224	19,549	3.61%	1,906	(2,740)

Noninterest-bearing demand deposits	113,265					104,209					92,792
Other liabilities	8,382					5,803					6,888
Shareholders’ equity	70,745					64,060					56,696

Total liabilities and shareholders’ equity	$859,869					$775,697					$698,600

Net interest income (fully taxable equivalent basis) (1)/Net yield on interest-earning assets (fully taxable equivalent)		36,350	4.55%				34,830	4.87%				30,878	4.78%

(1)	Yields on nontaxable investment securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of 31%, 33%, and 30% for the three years reported on, respectively. The adjustments made to convert to a fully taxable equivalent basis were $751, $951 and $1,156 for 2003, 2002 and 2001, respectively.
(2)	The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic. Average balances of loans include loans in nonaccrual status.

The Company’s weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities shown in the previous table are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During fiscal 2003, the average yield on interest-earning assets declined by 71 basis points while the average rate paid on average interest-bearing liabilities declined by 44 basis points. Average interest-earning assets increased $83.8 million in fiscal 2003 while interest-bearing liabilities increased $65.9 million. Growths were seen in the loan and investment security portfolios offset by a decline in federal funds sold. Fluctuations in these average balances are simultaneous with fluctuations in financial statement balances as noted in respective sections of this report. The increases in average interest-earning assets and interest-bearing liabilities result in increased net interest income due to volume change, however, the fluctuation of the average yield on interest-earning assets and the average rate paid on average interest-bearing liabilities resulted in an almost offsetting decline in net interest income due to rate change, providing for a slight overall increase in net interest margin.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period in order to maintain the allowance for loan losses at an adequate level defined by the Company’s Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loan charge-offs, recoveries, and other factors that impact Management’s assessment of the adequacy of the Allowance. Management’s objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on Management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which, in Management’s judgment, deserve consideration in estimating loan losses. The provision for loan losses was $3.6 million, $4.3 million, and $4.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Allowance at December 31, 2003, 2002, and 2001 was $7.5 million, $6.4 million, and $5.7 million, respectively and represented 1.08% of loans less mortgage loans held for sale and unearned at December 31, 2003 and 1.02% at both December 31, 2002 and 2001.

The provision for loan losses declined in fiscal 2003 from fiscal 2002 and fiscal 2001 principally as a result of declining loan charge-offs. Net charge-offs in fiscal 2003 totaled $2.5 million, or 0.38% of average net loans less mortgage loans held for sale, compared with $3.5 million in fiscal 2002, or 0.61% of average net loans less mortgage loans held for sale. Net loan charge-offs of $3.8 million in 2001 resulted in charge-offs to average net loans less mortgage loans held for sale of 0.72%. The decline in charge-offs over the periods presented were concentrated within the installment loan portfolio. Installment net charge-offs declined from $3.0 million in 2001 by 26.0% to $2.2 million in 2002. From 2002 to 2003 net charge-offs further declined by 51.9% to $1.1 million. During mid-1999 Management noted deterioration in the performance of the installment loan portfolio that resulted in the Bank redirecting its emphasis in the indirect lending area to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. As expected, as the lower quality loans seasoned, the level of charge-offs resulting from these loans increased with a large portion of these charge-offs absorbed by the year ended December 31, 2001. Charge-offs within the portfolio have steadily declined, as noted above, since this time. For the year ended December 31, 2003, charge-offs as a percentage of average loans less mortgage loans held for sale were almost one half when compared with that of 2001 when the Bank experienced the height of the indirect lending charge-offs. The indirect lending portfolio has been reduced from a balance of $36.8 million at December 31, 1999 to a balance of $15.6 million at December 31, 2003, and Management believes the loans in the current portfolio to be higher-quality indirect loans, although a normal balance of inherent risk remains. Charge-offs within other loan portfolios remained relatively unchanged with the exception of mortgage real estate net charge-offs which increased slightly. Mortgage real estate net charge-offs increased over the periods presented due primarily to the higher levels of mortgages in the foreclosure process. The rise in foreclosures paralleled increasing job losses and personal bankruptcies during the past 24 months.

Although decreased net charge-offs were the primary factor impacting the provision for loan losses decline over the periods noted, this factor was offset slightly by the impact of the growth within the loan portfolio over the periods. Also a contributing factor was the impact of planned expansion of the lending base. The levels of classified credits remained relatively unchanged from 2002 to 2003.

For further discussion of the Company’s Allowance, see Financial Position—Loan Portfolio, Financial Position—Allowance for Loan Losses, and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Noninterest Income

Noninterest income for the year ended December 31, 2003 increased $1.4 million, or 9.9%, to $15.4 million from $14.0 million in the year ended December 31, 2002. Noninterest income for the year ended December 31, 2001 was $12.9 million.

Contributing to the increase in noninterest income for the year ended December 31, 2003 over the year ended 2002 were increases in service charges on deposit accounts totaling $550 thousand and mortgage banking income of $535 thousand. Fees for trust and brokerage services increased 4.3% for the year ended December 31, 2003 over 2002, while investment security gains and other noninterest income remained relatively unchanged.

Service charges and fees on deposit accounts comprise a significant component of other noninterest income. Comprising 55.6% of noninterest income in fiscal 2003, 57.1% of noninterest income in fiscal 2002, and 57.5% in fiscal 2001, respectively, service charges and fees on deposit accounts improved to $8.6 million in fiscal 2003 from $8.0 million and $7.4 million in fiscal 2002 and 2001, respectively. The increase in 2003 was directly attributable to the growth of deposit accounts as well as a full year of the new retail sales office locations opened during 2002. Also contributing to the increasing trend over the three-year period presented was the introduction of an automatic overdraft product offered to certain deposit customers beginning in 2001. In conjunction with this product, a $29.00 fee is automatically charged to the customer’s account each time an overdrawn check is written, up to a maximum overdraft amount of $500.00. Although Management has seen an increase in charge-offs related to overdrawn accounts, the fee income generated from this product more than compensates for those charge-off increases. It is the Company’s policy to automatically charge-off such accounts when they become 65 days past due. Management views deposit fee income as a critical component of profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area.

Fees for trust and brokerage services include fees earned through the Bank’s subsidiary, Palmetto Capital, Inc., and the Bank’s trust department. At December 31, 2003, assets under Palmetto Capital’s management totaled $117.3 million as compared to the assets under management at December 31, 2002 of $93.2 million. At December 31, 2003, assets under the trust department’s management totaled $256.1 million as compared to the assets under management at December 31, 2002 of $231.2 million. The increase in fees earned correlates to the level of assets under management.

The following table indicates the balances that comprise the mortgage banking income component of noninterest income as of December 31, 2003, 2002, and 2001 (in thousands).

	For the years ended December 31,
	2003	2002	2001
Loan sale gains	$1,282	895	684
Mortgage-servicing fees	650	552	403
Mortgage-servicing rights amortization	(1,103)	(946)	(615)
Mortgage-servicing rights recapture (impairment)	73	(44)	(68)
Processing fees	285	187	209
Other mortgage banking income	2	10	10

Total mortgage banking income	$1,189	654	623

Higher gains from loan sales were attributable to increased originations and sales of fixed-rate single-family loans as a result of historically low interest rates over the past 36 month period.

Effective in the third quarter of 2003, the Company began utilizing the expertise of a third party consultant to determine the value of mortgage-servicing rights. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Company’s mortgage-servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Mortgage-servicing rights amortization remained at higher than historical levels during fiscal 2003 mainly as a result of higher loan prepayment speeds. The Company estimates the amortization of its originated mortgate-servicing asset recorded at December 31, 2003, will likely approximate $900 thousand during fiscal 2004.

Because of future interest rate projections, the Company anticipates the possibility of lower residential mortgage production in the future, and, therefore, reduced loan sale gains. Additionally, should market interest rates decline from current levels, it is likely the Company could incur an additional impairment in its mortgage-servicing asset and could also incur increased amortizations of the mortgage-servicing asset, both of which will lower mortgage banking income.

Noninterest Expense

In the more competitive financial services market of recent years, Management has recognized the importance of controlling noninterest expense to maintain and improve profitability. Management also recognizes that there are operational costs that continue to increase as a result of the present operating climate for regulated financial institutions. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems, and sophisticated marketing efforts.

Noninterest expense for the year ended December 31, 2003 increased $2.2 million, or 7.6%, to $31.5 million from $29.3 million in the year ended December 31, 2002. Noninterest expense for the year ended December 31, 2001 was $26.6 million.

Contributing to the increase in noninterest expense for the year ended December 31, 2003 over December 31, 2002 was an increase in salaries and personnel expense of $1.8 million, or 12.0%, to $16.8 million at December 31, 2003. Also contributing to the noninterest expense fluctuation over the same periods was an increase in furniture and equipment expense of $610 thousand and a decrease in professional services of $221 thousand.

Salaries and other employee expense comprises a significant component of other noninterest expense. Comprising 53.3% of noninterest expense in fiscal 2003, 51.2% of noninterest expense in fiscal 2002, and 51.2% in fiscal 2001, respectively, salaries and other personnel expense increased to $16.8 million in fiscal 2003 from $15.0 million and $13.6 million in fiscal 2002 and 2001, respectively. The majority of the increase in this financial statement line item relates to the increases in officer and employee salaries over the periods presented which, during the year ended December 31, 2003, increased 5.4% and for the year ended December 31, 2002 increased 7.3%. The main component of the increase in salaries during fiscal 2002 was the salaries associated with the opening of two new branches during first quarter 2002, as well as higher commissions paid related to the increased level of business activity subject to commissions, primarily mortgage lending. These components continued to be a factor in the increase during 2003 as 2003 was the first year of twelve-months salary expense related to these new branches, and it was a record year for mortgage loan originations fueled by historically low interest rates. Also contributing to the increasing trend over the years presented was the increased staffing in various operation and retail areas, as well as annual raises.

In addition to the factors noted above, also contributing to the increase in salaries and other employee expense for the year ended December 31, 2003 was an increase in pension plan expenses of $741 thousand.

Pension plan expenses for the year ended December 31, 2003 were more than triple the expenses for each of the years ended December 31, 2002 and 2001. During 2003, while reviewing the Company’s accounting procedures related to the pension plan, Management realized that the Company had been recognizing pension expenses on a one-year lag. In order to properly account for these expenses, the Company changed its process for the recognition of such expenses in 2003 thus resulting in the recognition of additional expense. Prior periods were not restated since amounts relating to such periods were determined to be immaterial to the Consolidated Financial Statements as a whole for applicable periods.

For further discussion of the Company’s defined benefit pension plan, see Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Also during 2003, within salaries and other employee expenses performance-based incentive compensation expense increased over 2002 by $100 thousand as a result of the financial performance of the Company during 2003, as well as annual salary increases. For the year ended December 31, 2002 over the year ended December 31, 2001, this expense was up $128 thousand. The Company’s officers are eligible for the performance-based incentive compensation plan, which offers officers up to 25% of their annual salary based on Company performance and personal goals. Therefore, annual salary increases impact annual performance-based incentive compensation plan payout amounts.

Increases within furniture and fixtures expenses during fiscal 2003 over 2002 related to new item processing hardware, software, and the related installations, as well as new servicing agreements entered into by the Bank related to the servicing of branch equipment such as drive-thru and ATM equipment. During 2002, the Bank entered into a lease agreement with a third party for sorter equipment to enhance the Company’s items processing function. The installation of this equipment provided more efficient back office processing as well as enhanced customer statement options. In conjunction with this new equipment, the Company introduced imaged statements to customers. The monthly expense for this equipment is approximately three times that of the old equipment impacting furniture and fixtures expense negatively while impacting customers in a positive way. Also contributing to this increase are investments in lending and deposit platform system enhancements and branch office automation systems. Prior to the Company’s new agreements to service various branch equipment, the Company’s agreements were on an as serviced basis. The new agreements require an annual fee with service performed as needed which results in a higher annual cost. However, the Company believes that the new agreements positively impacts branch operations.

Professional services utilized by the Company decreased for the year ended December 31, 2003 over the year ended December 31, 2002 by $221 thousand to a balance of $693 thousand. Such fees were $837 thousand for the year ended December 31, 2001. The major contributor to the decrease in professional services during fiscal 2003 was a decline in legal expenses in most part due to indirect lending litigation disclosed in prior Company reports that was settled in late 2002. See Item 3, Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements for the year ended December 31, 2002, which further discuss 2002 litigation relating to the indirect lending portfolio.

Writedowns of real estate acquired in settlement of loans decreased for the year ended December 31, 2003 over the year ended December 31, 2002 by $156 thousand to a balance of $139 thousand. Such fees were $24 thousand for the year ended December 31, 2001. When property is acquired, it is recorded at the lower of cost or estimated fair value less cost to sell at the date of acquisition, with any resulting write downs being taken through the Allowance. Any subsequent write-downs are reflected in this account. During 2003, $1.6 million in real estate was added to the portfolio. These additions were offset by sales from the portfolio of $1.5 million. During 2002, $3.8 million in real estate was added to the portfolio. These additions were offset by sales from the portfolio of $1.1 million. The decrease in writedowns of real estate acquired in settlement of loans directly corresponds to the activity within the portfolio over the period, which as reflected above, declined over the periods presented. The decline also reflects Management’s effort to obtain accurate estimated fair value valuations at the time of acquisition. For further discussion of real estate acquired in settlement of loans during

2003, see “Financial Position—Loan Portfolio,” and Note 8 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Contributing to the increase in noninterest expense for the year ended December 31, 2002 over December 31, 2001 was an increase in salaries and personnel expense of $1.4 million, or 10.4%, to $15.0 million at December 31, 2002. This fluctuation is described above in conjunction with current year fluctuations. Also contributing to the noninterest expense increase over the same periods was an increase in occupancy and furniture and equipment expense of $594 thousand and an increase in postage and supplies of $151 thousand. The remaining large fluctuation contributing to the increase in noninterest expense for fiscal 2002 over 2001 was an increase in other noninterest expense of $505 thousand to $5.2 million for the year ended December 31, 2002.

Increases within occupancy and furniture and fixtures expenses during fiscal 2002 over 2001 were primarily related to the addition of two new facilities during the first quarter of 2002. Such expenses included within occupancy and furniture and fixtures expense related to these branches include, but are not limited to, janitorial services, grounds maintenance, maintenance supplies, property taxes, utilities, service and repairs to buildings and equipment, insurance, depreciation, and equipment leases. Also contributing to this increase was the Company’s plan to improve technology resulting in additional expenses. Such investments include imaging systems, lending and deposit platform system enhancements, and branch office automation systems.

The Company contributed the slight increase in postage and supplies during 2002 compared with 2001 to the opening of the Travelers Rest and Seneca branches during the first quarter of 2002.

The Company’s efficiency ratio was 61.50% in fiscal 2003, 60.92% in fiscal 2002, and 61.32% in fiscal 2001. Management continues to target lower expense ratios as an important strategic goal of the Company. The Company’s trust and brokerage functions provide higher levels of noninterest income. However, such functions typically have higher efficiency ratios than traditional banking operations. The Company believes that the relatively flat trend of operating efficiency ratios is an indicator of lower efficiency ratios in its traditional banking operations, which has benefited from higher mortgage banking activities in recent years, offset by the efficiency ratios of functions providing noninterest income for the Company.

Income Taxes

Income tax expense totaled $5.0 million in 2003 compared with $4.7 million in 2002 and $3.6 million in 2001. The Company’s effective tax rate was 31.5% in 2003, 32.8% in 2002, and 30.0% in 2001. The effective tax rate in future periods is expected to range from 27% to 32%.

Accounting and Reporting Matters

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The Company adopted the provisions of SFAS No. 143 on January 1, 2003, which had no impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The Statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This Statement was effective for fiscal years beginning after December 31, 2001. The Company adopted this Statement as of January 1, 2002, and its adoption had no impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” This new Statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 were effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years with early adoption encouraged. The Company’s adoption of SFAS No. 145 on January 1, 2003 had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 on January 1, 2003 had no impact on the Company’s financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9.” The Statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. SFAS No. 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The FASB recognizes EITF 98-3, “ Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination,” as guidance for determining if a transaction meets the criteria to be considered a business combination. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions—an amendment of APB Opinion No. 17, an interpretation of APB Opinions 16 and 17, and an amendment of FASB Interpretation No. 9 (Issued 2/83),” does not apply after September 30, 2002. Financial institutions meeting conditions outlined in SFAS No. 147 were required to restate previously issued 2002 quarterly Consolidated Financial Statements, if material. The objective of that restatement requirement was to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. Transition provisions were effective on October 1, 2002 with early application permitted.

In accordance with the above referenced pronouncements, the Company determined that each of its past acquisitions meets the definition of a business combination, and, thus, is to be accounted for under this new pronouncement. The Company did not restate previously issued 2002 quarterly Consolidated Financial Statements due to immateriality. Goodwill amortization recorded in 2002 of $321 thousand was reversed during the fourth quarter. Of this amount reversed, $18 thousand was reclassified to finite life intangible amortization related to the carve out in accordance with SFAS No. 147 resulting in a net reversal from expense of $303 thousand for the year ended December 31, 2002. At December 31, 2003, the goodwill balance, accounted for under SFAS No. 147 was $3.7 million. The Company evaluated goodwill intangible assets for impairment in accordance with SFAS No. 142 as noted in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. FIN No. 45 requires that the initial recognition and initial measurement provisions of the Interpretation be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted this Interpretation effective December 31, 2002 and has included the required disclosures within this Annual Report on Form 10-K for the year ended December 31, 2003. No contingent liability was determined to be necessary relating to the Company’s obligation to perform as a guarantor, since fees from such transactions are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.7 million.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions were required for financial statements for fiscal periods ending after December 15, 2002. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the Notes to Consolidated Financial Statements contained in Item 8 herein. As of December 31, 2003, the Company has not elected the fair value treatment of stock-based compensation. The Company has included the disclosures required by this Statement in Note 12.

In November 2003, the FASB issued a tentative decision related to fair value accounting of stock options requiring that such options will be expensed in companies’ 2005 financial statements, and how equity-based awards will be valued, expensed, and classified. The Company anticipates that the adoption of such decisions will have an impact on the Company’s financial position or results of operations although such impact cannot be determined at this time.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Under FIN No. 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity’s obligations and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company’s adoption of FIN No. 46 on July 1, 2003 had no impact on the Company’s financial position or results of operations since it has no interest in entities that it considers to be within the scope of FIN No. 46.

In April 2003, the FASB issues SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting of derivative instruments including certain derivative instruments embedded in other contracts for hedging activities under SFAS No. 133. This Statement clarifies circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FIN No. 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A number of provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company’s adoption of SFAS No. 150 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

Through a Staff Position issued November 7, 2003, the FASB deferred the application of several provisions of SFAS No. 150. The Staff Position affects all companies accounting for mandatorily redeemable noncontrolling minority interests and revises accounting for mandatorily redeemable financial instruments by non-SEC registrants.

In connection with its discussion of EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means,” at the November 21, 2002 meeting, the Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within United States generally accepted accounting principles when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that that issue be addressed by the Task Force as a separate EITF issue. At the November 12-13, 2003 EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organization,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2003 meeting which resulted in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company adopted this Standard effective with reporting for the year ended December 31, 2003 and has included the required disclosures in the Notes to Consolidated Financial Statements contained in Item 8 herein.

In December 2003, the FASB issued a revised summary of SFAS No. 132. This revised summary revises employers’ disclosures about pension plans and SFAS No. 87, SFAS No. 88, and SFAS No. 106. This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The Company adopted this Statement revision effective with reporting for the year ended December 31, 2003 and has included the required disclosures in the Notes to Consolidated Financial Statements contained in Item 8 herein.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures Regarding Market Risk contained in Item 7 herein.

Item 8.    Financial Statements and Supplementary Data

Management’s Report

Management takes primary responsibility for the integrity and objectivity of the Company’s Consolidated Financial Statements. The accompanying Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include amounts that are based on Management’s best estimates and judgments. Nonfinancial information included in the Summary Annual Report to Stockholders has also been prepared by Management and is consistent with the Consolidated Financial Statements.

To assure that financial information is reliable and assets are safeguarded, Management is responsible for establishing and maintaining effective internal control management. Pertinent elements of such include, but are not limited to: careful selection, training, and development of operating personnel and Management, an organization that provides appropriate division of responsibility, and communications aimed at assuring that Company policies and procedures are understood throughout the organization. In establishing internal controls, Management weighs the costs of such systems against the benefits it believes such systems will provide. An important element of the system is an ongoing internal audit program.

To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communications channels, and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written corporate code of conduct that has been communicated to all employees.

Elliott Davis, LLC, has audited the Company’s consolidated financial statements as described in their reports contained herein. Elliott Davis, LLC has reviewed the results of its most recent audit with both management and the Audit Committee of the Board of Directors of the Company. The Audit Committee, composed entirely of Independent Directors, meets periodically as needed with management, internal auditors, and Elliott Davis, LLC (separately and jointly). The Consolidated Financial Statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

L. Leon Patterson Chairman and Chief Executive Officer, Palmetto Bancshares, Inc	Paul W. Stringer Chairman and Chief Executive Officer, The Palmetto Bank (Chief Accounting Officer)

Independent Auditors’ Report

The Board of Directors

Palmetto Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

February 6, 2004

PALMETTO BANCSHARES AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	At December 31,
	2003	2002
Assets
Cash and cash equivalents
Cash and due from banks	$32,309	32,608
Federal funds sold	930	5,485

Total cash and cash equivalents	33,239	38,093

Federal Home Loan Bank (FHLB) stock, at cost	1,868	1,733
Investment securities available for sale, at fair market value	128,930	115,108
Mortgage loans held for sale	6,399	11,851

Loans	693,213	625,542
Less allowance for loan losses	(7,463)	(6,402)

Loans, net	685,750	619,140

Premises and equipment, net	21,724	19,715
Accrued interest receivable	4,083	4,146
Other assets	16,086	15,206

Total assets	$898,079	824,992

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$115,982	114,573
Interest-bearing	655,766	607,418

Total deposits	771,748	721,991
Securities sold under agreements to repurchase	13,525	12,831
Commercial paper (Master notes)	16,170	14,839
Federal funds purchased	18,000	—
Other liabilities	6,647	7,810

Total liabilities	826,090	757,471

Commitments and contingencies (Note 14)

Shareholders’ Equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,263,210 and 6,324,659 at December 31, 2003 and 2002, respectively.	31,316	31,623
Capital surplus	250	50
Retained earnings	39,454	34,173
Accumulated other comprehensive income, net of tax	969	1,675

Total shareholders’ equity	71,989	67,521

Total liabilities and shareholders’ equity	$898,079	824,992

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share data)

	For the Years Ended December 31,
	2003	2002	2001
Interest income
Interest and fees on loans	$42,747	41,845	44,118
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	1,067	1,681	828
State and municipal	1,672	1,931	2,698
Mortgage-backed securities	824	420	1,177
Interest on federal funds sold	140	440	322
Dividends on FHLB stock	72	95	128

Total interest income	46,522	46,412	49,271
Interest expense
Interest on deposits including retail repurchase agreements	10,781	12,385	18,981
Interest on securities sold under agreements to repurchase	—	—	146
Interest on federal funds purchased	34	1	63
Interest on commercial paper (Master notes)	108	147	359

Total interest expense	10,923	12,533	19,549

Net interest income	35,599	33,879	29,722
Provision for loan losses	3,600	4,288	4,038

Net interest income after provision for loan losses	31,999	29,591	25,684

Noninterest income
Service charges on deposit accounts	8,568	8,018	7,402
Fees for trust and brokerage services	2,674	2,563	2,410
Mortgage banking income	1,189	654	623
Investment securities gains	366	349	161
Other income	2,624	2,447	2,273

Total noninterest income	15,421	14,031	12,869

Noninterest expense
Salaries and other personnel	16,812	15,007	13,590
Net occupancy	2,315	2,261	2,085
Furniture and equipment	3,416	2,806	2,388
Marketing and advertising	915	909	919
Postage and supplies	1,419	1,463	1,312
Telephone	725	784	766
Professional services	693	914	837
Other expense	5,227	5,161	4,656

Total noninterest expense	31,522	29,305	26,553
Net income before income taxes	15,898	14,317	12,000

Provision for income taxes	5,005	4,696	3,600

Net income	$10,893	9,621	8,400

Share Data:
Net Income—Basic	$1.73	1.53	1.34
Net Income—Diluted	1.70	1.49	1.31
Cash Dividends	0.51	0.45	0.41
Book Value	11.49	10.68	9.40
Weighted Average Common Shares Outstanding—Basic	6,301,024	6,296,956	6,263,031
Weighted Average Common Shares Outstanding—Diluted	6,395,170	6,470,996	6,425,923

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at December 31, 2000	6,255,734	$31,279	$23	$21,555	$(264)	$52,593
Net income				8,400		8,400
Other comprehensive income, net of tax
Unrealized holding gains arising during period, net of tax effect of $376					601
Less: reclassification adjustment included in net income, net of tax effect of $62					(99)
Net unrealized gains on securities						502

Comprehensive income						8,902
Cash dividend declared and paid ($.41 per share)				(2,569)		(2,569)
Stock option activity	27,889	139	3			142

Balance at December 31, 2001	6,283,623	31,418	26	27,386	238	59,068

Net income				9,621		9,621
Other comprehensive income, net of tax
Unrealized holding gains arising during period, net of tax effect of $1,034					1,652
Less: reclassification adjustment included in net income, net of tax effect of $134					(215)
Net unrealized gains on securities						1,437

Comprehensive income						11,058
Cash dividend declared and paid ($.45 per share)				(2,834)		(2,834)
Stock option activity	41,036	205	24			229

Balance at December 31, 2002	6,324,659	31,623	50	34,173	1,675	67,521

Net income				10,893		10,893
Other comprehensive income, net of tax
Unrealized holding losses arising during period, net of tax effect of $583					(931)
Less: reclassification adjustment included in net income, net of tax effect of $141					225
Net unrealized gains on securities						(706)

Comprehensive income						10,187
Cash dividend declared and paid ($.51 per share)				(3,212)		(3,212)
Stock option activity	38,551	193	200			393
Stock purchase	(100,000)	(500)		(2,400)		(2,900)

Balance at December 31, 2003	6,263,210	$31,316	$250	$39,454	$969	$71,989

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$10,893	9,621	8,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,554	3,289	2,877
Gain on sale of investment securities	(366)	(349)	(161)
Provision for loan losses	3,600	4,288	4,038
Origination of loans held for sale	(119,758)	(101,866)	(101,943)
Proceeds from sale of loans held for sale	126,492	100,964	93,184
Gain on sale of loans	(1,282)	(895)	(684)
Provision for deferred taxes	513	333	412
Change in accrued interest receivable	63	801	282
Change in other assets	(722)	(2,179)	(1,508)
Change in other liabilities, net	(1,234)	2,055	947

Net cash provided by operating activities	22,753	16,062	5,844
Cash flows from investing activities
Purchase of investment securities available for sale	(93,894)	(72,934)	(29,486)
Proceeds from maturities of investment securities available for sale	12,450	25,552	17,299
Proceeds from sale of investment securities available for sale	32,148	24,057	8,783
Proceeds from calls of investment securities available for sale	1,302	—	—
Principal paydowns on mortgage-backed securities available for sale	31,875	5,516	7,652
Purchase of Federal Home Loan Bank stock	(135)	—	—
Net increase in loans outstanding	(71,615)	(78,936)	(59,616)
Purchases of premises and equipment, net	(3,801)	(2,282)	(4,283)

Net cash used in investing activities	(91,670)	(99,027)	(59,651)
Cash flows from financing activities
Net increase in deposit accounts	49,757	76,691	72,634
Net increase (decrease) in securities sold under agreements to repurchase	694	(2,482)	(4,610)
Net increase (decrease) in commercial paper	1,331	3,763	(4,283)
Net increase in federal funds purchased	18,000	—	—
Stock purchase	(2,900)	—	—
Proceeds from stock option activity	393	229	142
Dividends paid	(3,212)	(2,834)	(2,569)

Net cash provided by financing activities	64,063	75,367	61,314

Net increase (decrease) in cash and cash equivalents	(4,854)	(7,598)	7,507
Cash and cash equivalents at beginning of the year	38,093	45,691	38,184

Cash and cash equivalents at end of the year	$33,239	38,093	45,691

Supplemental Information
Cash paid during the period for
Interest expense	$11,307	12,809	19,965

Income taxes	4,177	5,105	3,028

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available for sale, pre-tax	$(1,148)	2,337	816

Loans transferred to other real estate owned	1,405	3,671	211

Loans charged-off	2,747	3,770	4,033

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc. (the “Company”), which includes its wholly-owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment, banking, which includes other financial services. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the Consolidated Financial Statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions.

Reclassifications

Certain amounts previously presented in the Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior years’ net income or retained earnings as previously reported.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, and the valuation of mortgage loans held for sale, investments and mortgage-backed securities available for sale, and mortgage-servicing rights.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Federal Home Loan Bank (“FHLB”) Stock

The FHLB System is under the jurisdiction of the Federal Housing Finance Board. The Bank, as a member institution of the Federal Home Loan Bank, is required to own capital stock in the FHLB based generally upon the Bank’s balances of residential mortgage loans and FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

Investment Securities

The Bank accounts for its investment securities in accordance with the Financial Accounting Standards Board’s (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses accounting and reporting requirements for investments in equity securities that have readily determinable fair values, other than those accounted for under the equity method or as investments in consolidated subsidiaries, and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories. Held to maturity securities include debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities include debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value with unrealized gains and losses included in earnings. Available for sale investment securities include debt and equity investment securities that at the time of purchase it is determined that such securities may be sold at a future date or the Company does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on available for sale investment securities, reflecting a decline in value judged to be other-than-temporary, are charged to income in the Consolidated Statements of Income. Realized gains or losses on available for sale investment securities are computed on the specific identification basis.

In connection with its discussion of Emerging Issues Task Force (“EITF”) Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means,” at the November 21, 2002 meeting, the Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within United States generally accepted accounting principles when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115 and that that issue be addressed by the Task Force as a separate EITF issue. At the November 12-13, 2003 EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organization,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2003 meeting which resulted in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company adopted this Standard effective with reporting for the year ended December 31, 2003 and has included such disclosures regarding other- than-temporarily impaired investments in Note 3.

Loans and Mortgage Loans Held for Sale

Interest on loans is accrued and credited to income based on the principal amount and contract rate of the loan. The accrual of interest is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past due.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Loans, excluding mortgage loans held for sale, are carried at principal amounts outstanding including unamortized costs net of unearned discounts. Mortgage loans originated intended for sale are reported at the lower of cost or estimated market value on an aggregate loan basis. Net unrealized losses, if necessary, are provided for in a valuation allowance by charges to operations. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

Allowance for Loan Losses

The Allowance is maintained at a level that Management believes is sufficient to cover inherent losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. An Allowance model is used that takes into account factors including the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system as described in Loan Portfolio), historical asset quality trends including, but not limited to, previous loss experience ratios, Management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by Senior Management. The Company’s analysis of Allowance adequacy includes consideration for loan impairment.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. These analyses include, but are not necessarily limited to, industry concentrations, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, Management monitors trends within the portfolio, both quantitative and qualitative, in order to assess the reasonableness of the unallocated component.

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

Increases to the allowance for loan losses are charged by recording a provision for loan losses. Loan losses and recoveries are charged to the Allowance. Charge-offs to the Allowance are made when all or a portion of the loan is confirmed as a loss based on Management’s review of the loan, through possession of the underlying security, or through a troubled debt restructuring transaction. Likewise, recoveries offset these increases through credits to the Allowance.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Impaired Loans

The Bank accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” which requires that creditors value all specifically reviewed nonhomogenous loans, for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement, at the loan’s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on impaired loans and to require additional disclosures about how a creditor recognizes interest income related to impaired loans.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include loans identified as impaired through review of the nonhomogeneous portfolio and troubled debt restructurings. SFAS No. 114 specifically states that the pronouncement need not be applied to “large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.” Thus, the Company determined that the Statement does not apply to its consumer loan, credit card, or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans as determined by Management. Specific valuation allowances are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Impairment losses and adjustments to impaired losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses. When an impaired loan is either sold, transferred to real estate owned, or written down any related valuation allowance is charged off.

Loan Fees and Costs

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, when the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off at which time all such fees are recaptured.

Premises and Equipment

Premises and equipment are reported net at historical cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows for financial reporting purposes: buildings, 12 to 39 years; and furniture and equipment, 3 to 12 years. Depreciation of leasehold improvements is recorded using the straight–line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expense as incurred. Improvements that extend the useful lives of the respective assets are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes.

Mortgage-Servicing Rights

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125,” was issued in September 2000. It revised the standards for

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures but carried over most of the provisions of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” without reconsideration.

SFAS No. 140 requires the recognition of originated mortgage-servicing rights (“MSRs”) as assets by allocating total costs incurred between the originated loan and the mortgage-servicing rights retained based on their relative fair values. SFAS No. 140 also requires the recognition of purchased mortgage-servicing rights at fair value, which is presumed to be the price paid for the rights.

During 2003 the Company began engaging a third party evaluator to measure amortization and potential impairment within the mortgage-servicing portfolio on a quarterly basis. Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the mortgage-servicing portfolio such as loan types, interest rate stratification, and recent prepayment experience.

SFAS No. 140 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, mortgage-servicing rights are reviewed through external quarterly valuations. Such valuations are based on projections using discounted cash flow methods that include assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each strata of rights, which are segregated based on predominate risk characteristics, including interest rate and loan type. The Company has established an impairment valuation allowance to record estimated impairment for mortgage-servicing rights. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

Mortgage-servicing rights are included in other assets on the Consolidated Balance Sheet.

Real Estate Acquired In Settlement Of Loans

Real estate acquired in settlement of loans is recorded in other assets on the Consolidated Balance Sheet at the lower of cost or fair value minus estimated selling costs. Fair values of such real estate are reviewed regularly, and write-downs are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Gains and losses on the sale of such properties and write-downs resulting from periodic reevaluations are charged to the statement of income. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from Company acquisitions. Customer list intangibles are amortized on a hybrid double-declining, straight-line basis over their estimated useful life. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is tested for impairment using a fair value methodology. The Company stopped amortizing goodwill effective January 1, 2002. No impairment charge had been required under the previous goodwill impairment policy, which was based on undiscounted cash flows.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine market value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and a second step of the impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is estimated, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit goodwill is lower that its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. Based on the Company’s impairment analysis performed during 2003, the carrying amount of reporting units do not exceed implied fair value. Therefore, no impairment loss was recorded during the twelve-month period ended December 31, 2003.

Net Income Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Options

The Company has stock-based employee compensation plans that are further described in Note 12. SFAS No. 123, “Accounting for Stock-Based Compensation,” allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. As such, no stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except share data).

	For the years ended December 31,
	2003	2002	2001
Net income, as reported	$10,893	9,621	8,400
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	124	152	159

Pro forma net income	$10,769	9,469	8,241

Earnings per share
Basic, as reported	$1.73	1.53	1.34
Basic, pro forma	1.71	1.50	1.32

Diluted, as reported	$1.70	1.49	1.31
Diluted, pro forma	1.68	1.46	1.28

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 2.55%, 1.50%, and 1.50%, expected volatility of 18%, 19%, and 19%, average risk-free interest rate of 4%, 5%, and 5%, expected lives of 10 years, and a vesting period of five years. The weighted average fair value of options granted approximated $4.38 in 2003, $4.38 in 2002, and $4.27 in 2001. For purposes of the pro forma calculation, compensation expense is recognized on a straight line basis over the vesting period.

In November 2003, the FASB issued a tentative decision related to fair value accounting of stock options requiring that such options will be expensed in companies’ 2005 financial statements, and how equity-based awards will be valued, expensed, and classified. The Company anticipates that the adoption of such decisions will have an impact on the Company’s financial position or results of operations although such impact cannot be determined at this time.

Postretirement Benefits

The Bank has a noncontributory defined benefit pension plan that covers all full-time employees who have at least twelve-months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested at five or more years of service. No vesting occurs until five years of service has been achieved. The Bank’s Trust Department administers the plan. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974. The Company accounts for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and follows the disclosure requirements of SFAS No. 132 as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Income Taxes

Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. Management has determined that it is more likely than not that the current net deferred tax asset can be supported based upon these criteria.

Business Segments

The Company adheres to the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. Due to the fact that the Company has only one reportable operating segment, The Palmetto Bank, the Company’s Consolidated Financial Statements and related financial information satisfy the requirements under SFAS No. 131.

Concentrations of Credit Risk

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout South Carolina. The Company has a diversified loan portfolio, and the borrowers’ ability to repay their loans is not dependent upon any specific economic segment. The Company’s business is not dependent on any single customer, or a few customers.

Derivative Financial Instruments and Hedging Activities

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes any derivatives as either assets or liabilities on the Consolidated Balance Sheet and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Rate lock risks related to commitments to originate fixed rate mortgage loans held for sale are undertaken by the purchasing party, and accordingly, no interest rate risk relative to the Company is involved in such transactions.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience, and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

Under SFAS No. 107, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented in Note 16 of Notes to Consolidated Financial Statements do not represent the underlying value of the Company.

The following describes the methods and assumptions used by the Company in estimating the fair values of specific financial instruments:

Cash and Due from Banks and Cash Equivalents

The carrying amount approximates fair value.

Federal Home Loan Bank Stock

No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Therefore, the carrying amount approximates fair value.

Investment Securities Available for Sale

The fair values of investment securities are derived from quoted market prices.

Mortgage Loans Held for Sale

The fair value of mortgage loans held for sale is based on the fair market value for such outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments.

Loans

The current amount of variable rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed-rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2003 and 2002 approximates market value.

For credit cards and lines of credit, the carrying amount approximates fair value. No value has been placed on the underlying credit card relationship rights.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Unused loan commitments are at adjustable rates, which fluctuate with the prime rate or are funded within ninety days. The current amounts of these commitments approximate their fair value. For additional information related to these commitments, see Note 4.

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

Securities Sold Under Agreements to Repurchase, Commercial Paper (Master note), and Federal Funds Purchased

The carrying amount approximates fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including premises and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceed its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company determined that no such impairment loss was necessary for the year ended December 31, 2003.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held and used until disposed of. The Company had no such assets at December 31, 2003.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria have to be met in order for the long-lived asset to be classified as held for sale, including that a sale is probable and expected to occur within one year. Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair value less the estimated costs to sell. The Company had no such assets at December 31, 2003.

Recently Adopted Accounting Pronouncements

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN No. 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to the Company’s obligation to perform as a guarantor, since fees from such transactions are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.7 million.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing condensed financial statements for interim and annual periods beginning after December 15, 2002. The Company has provided the applicable disclosures relating to stock-based employee compensation for the years ended December 31, 2003 and 2002.

Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Under FIN No. 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity’s obligations and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company’s adoption of FIN No. 46 on July 1, 2003 had no impact on the Company’s financial position or results of operations since it has no interest in entities that it considers to be within the scope of FIN No. 46.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FIN No. 45, and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A number of provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company’s adoption of SFAS No. 150 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

Through a Staff Position issued November 7, 2003, the FASB deferred the application of several provisions of SFAS No. 150. The Staff Position affects all companies’ accounting for mandatorily redeemable noncontrolling minority interests and revises accounting for mandatorily redeemable financial instruments by non-SEC registrants.

Other-Than-Temporary Impairment and Its Application to Certain Investments

In connection with its discussion of EITF Issue No. 02-14 at the November 21, 2002 meeting, the Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within United States generally accepted accounting principles when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115 and that that issue be addressed by the Task Force as a separate EITF issue. At the November 12-13, 2003 EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2003 meeting, which resulted in EITF Issue No. 03-1. The Company adopted this Standard effective with reporting for the year ended December 31, 2003 and has included such disclosures regarding other-than-temporarily impaired investments in Note 3.

Employers’ Accounting for Pensions

In December 2003, the FASB issued a revision to SFAS No. 132. This revised summary revises employers’ disclosures about pension plans and other post retirement plans. This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The Company adopted this Statement revision effective with reporting for the year ended December 31, 2003 and has included the required disclosures in the Note 12.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

2.    Cash and Cash Equivalents

The table set forth below illustrates the composition of cash and cash equivalents at each of the noted dates (in thousands).

	At December 31,
	2003	2002	2001
Cash workings funds	$9,228	9,381	7,576
Noninterest-earning demand deposits in other banks	16,755	16,648	13,880
In-transit funds	5,604	6,205	6,014
Interest-earning balances	722	374	272
Federal funds sold	930	5,485	17,949

Total cash and cash equivalents	$33,239	38,093	45,691

The average outstanding federal funds sold for fiscal 2003 and 2002 were $12.9 million and $27.3 million, respectively. The maximum amount of these outstanding agreements at any month-end during 2003 and 2002 were $26.0 million and $52.3 million, respectively.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank through vault cash or on deposit with the Federal Reserve Bank as compensating balances. At December 31, 2003 and 2002, these required reserves were met through vault cash and balances.

3.    Investment Securities Available for Sale

The tables set forth below illustrate the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at December 31 (in thousands).

	At December 31, 2003
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Treasury and Government agencies	$25,115	196	—	25,311
State and municipal	53,813	1,689	(181)	55,321
Mortgage-backed securities	48,425	57	(184)	48,298

Total	$127,353	1,942	(365)	128,930

	At December 31, 2002
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Treasury and Government agencies	$53,840	996	—	54,836
State and municipal	33,016	1,478	(4)	34,490
Mortgage-backed securities	25,529	280	(27)	25,782

Total	$112,385	2,754	(31)	115,108

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2003, the Company had realized gains of $366 thousand and no realized losses on sales of investment securities available for sale compared with realized gains of $430 thousand and $81 thousand of realized losses in fiscal 2002. During 2001, realized gains on sales of investment securities available for sale amounted to $161 thousand and there were no realized losses. Specific identification is the basis on which cost was determined in computing realized gains and losses. Proceeds from the sale of the Company’s available for sale investment securities totaled $32.1 million, $24.1 million, and $8.8 million during fiscal 2003, 2002, and 2001, respectively. Proceeds from the maturity and call of the Company’s available for sale investment securities totaled $13.8 million, $25.6 million, and $17.3 million during fiscal 2003, 2002, and 2001, respectively.

The following table provides information regarding the Company’s analysis of potential impairment within the investment securities available for sale portfolio at December 31, 2003 (in thousands).

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities	$30,775	182	1,117	2	31,892	184
State and municipal	16,260	181	—	—	16,260	181

Total potentially impaired investment securities available for sale	$47,035	363	1,117	2	48,152	365

Mortgage-backed investment securities include investment instruments that represent ownership of an undivided interest in a group of mortgages. Principal and interest from the individual mortgages are used to pay principal and interest on the mortgage-backed security. Most mortgage-backed investment securities are either fully backed or sponsored by the United States government providing income with less risk than other investment options. In addition, generally such investments are traded actively similar to the way that bonds are, thereby minimizing liquidity risk. Monthly income from mortgage-backed securities can vary as interest rates change because mortgages can be prepaid, and when interest rates are falling, prepayments tend to rise. Management believes that it is because of the current interest rate environment in which the Company operates that twenty of the portfolio’s thirty-four investments were in an unrealized loss position at December 31, 2003.

State and municipal investment securities are debt investment securities issued by a state, municipality, or county, in order to finance its capital expenditures. Such expenditures might include the construction of highways, bridges, or schools. Municipal bonds are exempt from federal taxes and from most state and local taxes and are often bought for their favorable tax implications. The only substantial risk associated with buying state and municipal investment securities is the financial risk associated with the municipality from which the securities are purchased. Fifty-six of the portfolio’s one hundred seventy-three state and municipal investment securities were in an unrealized loss position at December 31, 2003, all of which were within the less than twelve-month category. Although municipal bonds in smaller municipalities can sometimes be difficult to sell quickly, the Company does not believe that it will need to liquidate this portfolio in the near term and intends to hold such securities until maturity.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below represents the maturity distribution and related yields of investment securities available for sale relative to December 31, 2003 (dollars in thousands).

	Due within one year	Yield	Due after one year through five years	Yield	Due after five years through ten years	Yield	Due after ten years	Yield
United States Treasury and Government agencies	$14,947	3.87%	10,364	2.02	—	—	—	—
State and municipals	1,910	5.10	6,976	4.76	45,847	3.75	588	3.60
Mortgage-backed securities	267	6.22	22,091	2.68	23,018	2.87	2,922	5.25

Total fair value	$17,124	4.04%	39,431	2.88	68,865	3.46	3,510	4.97

Total amortized cost	$16,935		39,100		67,764		3,554

Investment securities available for sale with an aggregate carrying value of approximately $69.6 million and $74.0 million at December 31, 2003 and 2002, respectively, are pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4.    Loans

The table set forth below illustrates loans, including deferred fees and costs and in process accounts (excluding those mortgage loans held for sale), by classification at December 31 (in thousands).

	At December 31,
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$195,394	202,259	154,069	123,727	107,934
Real estate-construction	21,290	24,636	22,836	14,321	13,373
Real estate-mortgage	418,746	340,068	310,981	283,541	231,637
Installment loans to individuals	57,783	58,579	65,935	76,653	92,813

Total loans, excluding mortgage loans held for sale	$693,213	625,542	553,821	498,242	445,757

Nonaccrual loans included above	$3,828	2,500	3,399	3,031	1,521

Unearned amounts included in the above loans totaled $806 thousand, $1.1 million, $1.3 million, $1.6 million, and $1.7 million for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

Loans included in the table are net of whole loans and participations sold and mortgage loans serviced for others. Mortgage loans serviced for the benefit of others amounted to $269.9 million, $241.3 million, and $190.3 million at December 31, 2003, 2002 and 2001, respectively. Most of these mortgage loans are serviced for the Federal Home Loan Mortgage Corporation.

The foregone interest income related to loans on nonaccrual at December 31, 2003 amounted to $321 thousand, $191 thousand and $325 thousand for the years ended December 31, 2003, 2002, and 2001, respectively. Interest collected since the loan was placed in nonaccrual status amounted to $7 thousand, $4 thousand and $11 thousand for the years ended December 31, 2003, 2002, and 2001, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below illustrates the activity affecting the Allowance for the years ended December 31 (in thousands).

	For the years ended December 31,
	2003	2002	2001
Allowance, beginning of year	$6,402	5,658	5,446
Provision for loan losses	3,600	4,288	4,038
Loan recoveries	208	226	207
Loans charged-off	(2,747)	(3,770)	(4,033)

Allowance, end of year	$7,463	6,402	5,658

At December 31, 2003, impaired loans amounted to approximately $397 thousand. During 2003, the average recorded investment in impaired loans was approximately $903 thousand, and there was $199 thousand included in the Allowance related to impaired loans at December 31, 2003. At December 31, 2002, impaired loans amounted to approximately $1.3 million. During 2002, the average recorded investment in impaired loans was approximately $975 thousand, and there was $647 thousand included in the Allowance related to impaired loans at December 31, 2002. The impaired loans at December 31, 2003 and 2002 were recorded at or below fair value.

As of December 31, 2003, Management was aware of no loans, not already categorized as nonaccrual, past due or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Any troubled debt restructurings entered into by the Company for the year ended December 31, 2003 were immaterial.

The Bank makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party, or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.7 million. Past

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at December 31, 2003. The Bank applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews.

Outstanding commitments on mortgage loans not yet closed, all of which include rate lock commitments, amounted to approximately $1.7 million at December 31, 2003. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the borrower. Collateral held consists of residential properties. The Company originates and services mortgage loans. All of the Company’s loan sales have been without provision for recourse.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2003, except for the fact that the majority of the loan portfolio is located in the Company’s immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

The table set forth below illustrates the issued commitments the Company had to extend credit through various types of lending agreements at December 31, 2003 (in thousands).

Home equity loans	$29,549
Credit cards	38,818
Commercial real estate development	47,372
Other unused lines of credit	34,761

Unused commitment and unused credit card lines	$150,500

Standby letters of credit	$3,709

Unused loan commitments are at adjustable rates that fluctuate with the prime rate or are at fixed rates that approximate market rates.

5.    Premises and Equipment, Net

The table set forth below summarizes premises and equipment balances at December 31 (in thousands).

	At December 31,
	2003	2002
Land	$5,199	3,867
Buildings and leasehold improvements	16,979	15,894
Furniture and equipment	17,954	16,681

Total premises and equipment, gross	40,132	36,442
Accumulated depreciation and amortization	(18,408)	(16,727)

Total premises and equipment, net	$21,724	19,715

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization of premises and equipment totaled $1.8 million in 2003, $1.7 million in 2002, and $1.6 million in both 2001.

6.    Mortgage-Servicing Rights

The Bank makes both fixed rate and adjustable rate mortgage loans with terms generally ranging from 10 to 30 years and generally retains servicing on loans originated. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.

Mortgage-servicing rights, net of valuation allowance, totaled approximately $2.6 million and $2.0 million at December 31, 2003 and 2002, respectively, and are included in other assets on the Consolidated Balance Sheet. A valuation allowance of $40 thousand and $113 thousand was required at December 31, 2003 and 2002, respectively.

Effective in the third quarter 2003, the Company began utilizing the expertise of a third party consultant to determine the value of mortgage-servicing rights as well as the related amortization and impairment of such rights. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Company’s mortgage-servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

In accordance with SFAS No. 140, the third party evaluator stratified mortgage-servicing assets based on predominant risk factors in order to evaluate impairment. Management noted that assets are stratified by interest rates and investor. The Company recognizes impairment as reported by the third party evaluator through a valuation allowance. Impairment reported by the third party evaluator is the difference between the period end book value and the market value for the same period of time.

The table set forth below summarizes the changes in mortgage-servicing rights, net of valuation allowance, for the years ended December 31 (in thousands).

	For the years ended December 31,
	2003	2002
Balance, beginning of year	$1,957	1,640
Capitalized mortgage-servicing rights	1,639	1,307
Amortization	(1,103)	(946)
Change in valuation allowance	73	(44)

Total mortgage-servicing rights, net of valuation allowance, end of year	$2,566	1,957

Mortgage-servicing right amortization remained at higher than historical levels during fiscal 2003 mainly as a result of higher loan prepayment speeds. Should market interest rates decline from current levels, it is likely the Company could incur an additional impairment in its mortgage-servicing asset and also incur increased amortizations of the mortgage-servicing asset, both of which will lower mortgage banking income.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below summarizes the activity affecting the valuation allowance for impairment of mortgage-servicing rights for the years ended December 31 (in thousands).

	For the years ended December 31,
	2003	2002	2001
Valuation allowance, beginning of year	$113	69	1
Aggregate additions charged and reductions credited to operations	(73)	44	68

Valuation allowance, end of year	$40	113	69

7.    Intangible Assets

The following table reflects goodwill amortization expense, included in other noninterest expense in the Consolidated Statements of Income, for the periods noted and the impact of the amortization expense on the net income per share calculation (in thousands, except share data).

	For the years ended December 31,
	2003	2002	2001
Net income	$10,893	9,621	8,400
Goodwill amortization, net of tax	—	—	235

Adjusted net income	$10,893	9,621	8,635

Net income per share—Basic	$1.73	1.53	1.34
Goodwill amortization, net of tax effect on net income per share—Basic	—	—	.04

Adjusted net income per share—Basic	$1.73	1.53	1.38

Goodwill, included in other assets in the Consolidated Balance Sheet, totaled $3.7 million at December 31, 2003 and 2002.

The table set forth below illustrates the activity of intangible assets with finite lives, which are comprised of customer list intangibles, included in other assets in the Consolidated Balance Sheet, and the related amortization, included in other noninterest expense in the Consolidated Statements of Income, for the years indicated (in thousands).

	For the years ended December 31,
	2003	2002
Balance, at beginning of year	$608	727
Amortization	144	119

Balance, at end of year	$464	608

The Company estimates amortization expense related to finite lived intangibles of $144 thousand for both years 2004 and 2005, $48 thousand for both 2006 and 2007, $45 thousand for 2008, and $33 thousand for 2009.

See Note 1 for discussion of the Company’s impairment analysis related to intangible assets for the year ended December 31, 2003.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

8. Real	Estate and Personal Property Acquired in Settlement of Loans

The following table summarizes real estate and personal property acquired in settlement of loans for the periods presented (in thousands).

	For the years ended December 31,
	2003	2002
Real estate acquired in settlement of loans	$2,170	2,468
Repossessed automobiles acquired in settlement of loans	243	181

Balance included in other assets, at end of year	$2,413	2,649

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to income, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans (in thousands).

	At and for the years ended December 31,
	2003	2002	2001
Balance, at beginning of year	$2,468	217	6
New real estate acquired in settlement of loans	1,595	3,790	1,237
Sales of real estate acquired in settlement of loans	1,534	1,124	1,004
Losses charged to the Allowance	191	120	—
Provision charged to expense	168	295	22

Balance, at end of year	$2,170	2,468	217

The net cost of other real estate did not exceed one percent of total interest income and total noninterest income for the years presented above.

9.    Deposits

The table set forth below summarizes deposits, by type, at December 31 (in thousands).

	At December 31,
	2003	2002
Transaction accounts	$288,748	271,238
Savings deposits	41,974	37,807
Insured money market accounts	85,077	79,553
Time deposits over $100,000	116,172	104,121
Other time deposits	239,777	229,272

Total deposits	$771,748	721,991

Interest paid on time deposits of $100 thousand or more amounted to $3.2 million, $3.0 million, and $4.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below illustrates the aggregate amounts of time deposits with maturities for the years subsequent to December 31 (in thousands).

	Subsequent to December 31,
	2003	2002
Maturing within one year	$204,490	219,029
Maturing after one year through two years	102,315	20,389
Maturing after two years through three years	43,814	89,269
Maturing after three years through four years	2,285	1,503
Maturing after four years through five years	2,950	3,107
Maturing after five years	95	96

Total time deposits with maturities for years subsequent to December 31	$355,949	333,393

10.    Short-Term Borrowings

The following tables summarize short-term borrowing information for the periods presented (dollars in thousands).

	At and for the year ended December 31,
	2003	2002	2001
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE WITH CUSTOMERS
Amount outstanding at year-end	$13,525	12,831	15,313
Average amount outstanding during year	15,854	17,979	15,269
Maximum amount outstanding at any month-end	16,261	24,434	16,055
Rate paid at year-end	0.50%	0.50	1.00
Weighted average rate paid during the year	0.50	0.93	2.63

COMMERCIAL PAPER (MASTER NOTES)
Amount outstanding at year-end	$16,170	14,839	11,076
Average amount outstanding during year	17,734	15,067	13,310
Maximum amount outstanding at any month-end	21,750	17,657	14,990
Rate paid at year-end	0.50%	0.57	1.00
Weighted average rate paid during the year	0.61	0.98	2.70

FEDERAL FUNDS PURCHASED
Amount outstanding at year-end	$18,000	—	—
Average amount outstanding during year	2,657	30	1,515
Maximum amount outstanding at any month-end	18,000	—	6,800
Weighted average rate paid at year-end	1.20%	—	—
Weighted average rate paid during the year	1.28	2.13	3.92

During 1991 the Company began selling commercial paper as an alternative investment tool for its commercial customers. Through a master note arrangement between Bancshares and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts. These master notes are unsecured but are backed by the full faith and credit of Bancshares. The commercial paper of Bancshares is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2003, the Bank had unused short-term lines of credit totaling of $19 million (which are withdrawable at the lender’s option).

During fiscal 1999, the FHLB instituted a general policy of limiting borrowing capacity to a percent of assets regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances of approximately $88 million at December 31, 2003 based on its current approved cap. The FHLB requires that securities, qualifying single-family mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB ($88 million as discussed above) assumes that the Bank’s $1.9 million investment in FHLB stock, as well as certain securities and qualifying mortgages, would be pledged to secure any future borrowings.

11.    Income Taxes

The table set forth below illustrates income tax expense composition attributable to continuing operations for the years ended December 31 (in thousands).

	For the years ended December 31,
	2003	2002	2001
Current
Federal	$4,041	3,933	2,795
State	451	430	393

Total current	4,492	4,363	3,188

Deferred
Federal	513	333	362
State	—	—	50

Total deferred	513	333	412

Total current and deferred	$5,005	4,696	3,600

The table set forth below illustrates the effective tax rate variances for the years ended December 31 from the Federal statutory rates.

	For the years ended December 31,
	2003	2002	2001
United States Federal income tax rate	34.2%	34.1	34.0
Changes from statutory rates resulting from
Tax-exempt interest income	(3.6)	(4.3)	(6.7)
Expenses not deductible for tax purposes	0.4	0.6	0.7
State taxes, net of Federal income tax benefit	2.0	2.0	2.5
Other	(1.5)	0.4	(.5)

Effective tax rate	31.5%	32.8	30.0

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The table set forth below illustrates the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 (in thousands).

	At December 31,
	2003	2002
Deferred tax assets
Loan loss reserves	$2,543	2,182
Basis of intangible assets for tax purposes in excess of basis for financial reporting	172	163
Other	119	74

Total gross deferred tax assets	2,834	2,419
Less valuation allowance	—	—

Net deferred tax assets	2,834	2,419

Deferred tax liabilities
Unrealized gain on investment securities available for sale	(607)	(1,049)
Fixed assets, due to depreciation differences	(1,318)	(1,037)
Deferred loan costs deducted for tax purposes as incurred	(310)	(404)
Deferred loan fees recognized under the principal reduction method for tax purposes	(1,044)	(773)
Prepaid pension expense	(899)	(807)
Mortgage-servicing rights	(693)	(453)
Other	(138)	—

Total gross deferred tax liabilities	(5,009)	(4,523)

Net deferred tax liability	$(2,175)	(2,104)

A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on investment securities available for sale. A current period deferred tax expense related to the change in unrealized gains and losses on investment securities available for sale of $442 thousand has been recorded directly to shareholders’ equity. The remainder of the change in the deferred tax liability results from the current period deferred tax expense of $513 thousand.

No valuation allowance for deferred tax assets was established at either December 31, 2003 or 2002. Because of taxes paid in carryback periods, as well as estimates of future taxable income, it is Management’s belief that realization of the net deferred tax asset is more likely than not.

12.    Employee Benefit Plans

Postretirement Benefits

The Bank has a noncontributory defined benefit pension plan that covers all full-time employees who have at least twelve-months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested at five or more years of service. No vesting occurs until five years of service has been achieved. The Bank’s Trust Department administers the plan. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table details the change in benefit obligation, change in plan assets and reconciliation of funded status of the plan for the years ended December 31 (in thousands).

	For the years ended December 31,
	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$8,804	8,002
Service cost	545	547
Interest cost	606	526
Actuarial gain	(800)	(97)
Benefits paid	(247)	(174)

Benefit obligation, end of year	$8,908	8,804

Change in plan assets
Fair value of plan assets, beginning of year	$7,337	7,014
Actual return on plan assets	1,058	(425)
Employer contribution	1,342	922
Benefits paid	(247)	(174)

Fair value of plan assets, end of year	$9,490	7,337

Reconciliation of funded status
Funded status	$582	(1,467)
Unrecognized prior service cost	26	35
Unrecognized net actuarial loss	2,224	3,402

Prepaid benefit cost included in other assets	$2,832	1,970

The following information has been prepared to reflect the pension expense relating to each of the years presented on an adjusted basis. Although the balances represented may not represent the amount actually booked in that year, it does reflect the total amount booked with respect to that year.

	For the years ended December 31,
	2003	2002	2001
Service cost	$545	547	486
Interest cost	606	526	462
Expected return on plan assets	(798)	(595)	(549)
Amortization of transition asset	(—)	(26)	(26)
Amortization of prior service cost	9	9	9
Amortization of (gain) loss	116	112	91

Net periodic benefit cost	$478	573	473

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table details the weighted-average assumptions used in determining pension amounts for the years ended December 31.

	For the years ended December 31,
	2003	2002	2001
Discount rate	7.75%	6.75	6.50
Rate of increase in compensation levels	5.00	5.00	5.00
Expected long-term rate of return on plan assets	10.00	8.00	8.00

The Company and its actuary use the first day of each year as the measurement date to determine pension measurements for the plan.

The assets of the Company’s noncontributory defined benefit pension plan are managed by the trust department of the Bank as approved by the Board of Directors. The Compensation Committee of the Board of Directors is responsible for maintaining the investment policy of the plan, approving the appointment of the investment manager, and reviewing the performance of the plan assets at least annually. Considering the funded status of the plan and projected cash flow needs, the financial objectives of the plan are to maintain full funding with respect to the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The fund is managed on a total return basis with the long-term return objective of exceeding the total rate of return of the Standard and Poor’s 500 Index with dividends for the equity portion of the portfolio and the Shearson Lehman Government / Corporate Bonds Index for the fixed income portion.

The following table indicates the general investment guidelines used when investing plan assets.

	Minimum	Target	Maximum
Asset Class
Cash equivalents	0%	5	20
Debt securities	25	35	50
Equity securities	40	60	65

Investments are diversified with the intent to minimize the risk of large losses to the plan. As such, the total portfolio is constructed and maintained to provide prudent diversification within each investment category. Consistent with the goal for adequate diversification, the policy is based on the assumption that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges established as noted above represent a long-term perspective. As such, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences should be short-term in nature.

Investments in common stocks are targeted toward stocks of institutional quality and ones that are actively traded on major exchanges with market capitalization in excess of $100 million. In addition to these direct investments in individual securities, mutual funds and pooled asset portfolios may be utilized. Foreign equity securities can account for up to 15% of the values presented for equity securities above.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The weighted average asset allocation of pension benefit plans at December 31 were (in thousands):

	At December 31,
	2003	2002
Debt securities	$4,134	3,678
Equity securities	5,020	3,428
Plan receivable	336	231

Total	$9,490	7,337

Fixed income investments included within the portfolio stress high quality and diversification by sector with no inherent preferences for government or corporate issues. Investments are restricted to marketable issues with a minimum Moody’s or Standard and Poor’s rating of “A.” Foreign bonds are not allowed under the plan’s investment policy.

The policy prohibits investments in real estate, commodity or commodity contracts, private placements, non-marketable securities, and derivatives. Lending of securities, margin transactions, short-selling, or writing of options are also prohibited. There are no restrictions on realizing net investment gains or losses during the plan year or any requirements to meet the actuarial investment return assumption on a realized, cash flow basis.

Contributions to plan assets estimated to be paid by the Company during 2004, as determined through the Company’s third party actuary, total $1.3 million. In addition, the actuary calculated accumulated benefit obligation at December 31, 2003 of $7.1 million.

The plan’s long-term rate of return is provided by the plan’s asset manager and reviewed by the Company’s trust department. Such information is based on rolling returns using Standard and Poor’s 500 Stock Index for stocks and 5-Year Treasury Bonds for debt securities.

Stock Option Plans

Since 1987, the Company has adopted several plans pursuant to which the Company’s Board of Directors may grant incentive and non-incentive stock options to certain key employees and Directors of the Company. The option price and term of the options shall be determined by the Board on the grant date, but shall not be less than 100% of fair market value as of the grant date and shall not be greater than 10 years. Because the Company’s stock is not traded on an established market, the fair value may be determined by an annual independent actuarial valuation. The only such plan currently in effect is the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan. The original Plan approved the issuance of 175,000 shares, which were doubled in conjunction with the 2000 stock split.

During the 2003 Annual Meeting of Shareholders, the shareholders of the Company voted to amend the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “Plan”) to increase the number of shares of common stock of the Company subject to the Plan by 100,000 shares. As of December 31, 2003, 411,000 options had been granted under the Plan that expire at various dates through April 22, 2013.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2003 and 2002, there were 95,200 and 35,600 remaining shares, respectively, available for grant under the Plan. The table set forth below summarizes stock option activity for the plan for the years noted.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 2000	256,856	$8.93
Granted	55,000	13.50
Forfeited	(9,800)	8.75
Exercised	(28,926)	5.87

Outstanding at December 31, 2001	273,130	10.18
Granted	36,000	13.50
Forfeited	(4,000)	8.75
Exercised	(44,355)	7.27

Outstanding at December 31, 2002	260,775	11.15
Granted	44,000	20.00
Forfeited	(3,600)	8.75
Exercised	(39,665)	10.73

Outstanding at December 31, 2003	261,510	$12.95

The table set forth below summarizes information regarding stock options outstanding at December 31, 2003.

	At December 31, 2003
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/03	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at 12/31/03	Weighted- average exercise price
$8.75 – 8.75	98,310	5.00 years	$8.75	98,310	$8.75
$13.00 – 13.00	36,200	7.00 years	13.00	17,000	13.00
$13.50 – 20.00	127,000	8.98 years	16.18	21,200	14.01

Total	261,510	7.21 years	12.95	136,510	10.10

SFAS No. 123 allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under APB Opinion No. 25 to account for stock-based compensation. SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In Management’s opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of stock option fair value. Therefore, as permitted, the Company will continue to apply the existing accounting rules under APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

Since the Company follows the provisions of APB Opinion No. 25 and related interpretation, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. The Company has not recognized compensation expense for its options granted in 2003, 2002, or 2001.

The per share weighted average fair values of stock options granted in 2003, 2002, and 2001 were $4.38, $4.38 and $4.27, respectively. The fair values were estimated as of the respective grant dates using the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Black-Scholes option-pricing model. Input variables used in the model included weighted-average risk-free interest rates of 4%, 5%, and 5%, respectively; expected dividend yields of 2.55%, 1.50%, and 1.50%, respectively; expected volatility factors of 18%, 19%, and 19%, respectively; and estimated option lives of 10 years.

See Note 1 for the Company’s pro forma net income and earnings per share as it would have been affected had compensation expense for the Company’s Plan been expensed based on the fair value grant date for awards granted in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123.

In November 2003, the FASB issued a tentative decision related to fair value accounting of stock options requiring that such options will be expensed in companies’ 2005 financial statements, and how equity-based awards will be valued, expensed, and classified. The Company anticipates that the adoption of such decisions will have an impact on the Company’s financial position or results of operations although such impact cannot be determined at this time.

13.    Net Income per Common Share

The tables set forth below illustrate a reconciliation of the numerators and denominators of the basic and diluted per share computations of net income for the years ended December 31, 2003, 2002, and 2001 (dollars in thousand, except per share data).

	For the year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
Basic Earnings per Share
Income available to common stockholders	$10,893	6,301,024	$1.73
Effect of dilutive securities: stock options	—	94,146	—

Diluted Earnings per Share
Income available to common stockholders plus assumed exercises of stock options	$10,893	6,395,170	$1.70

	For the year ended December 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
Basic Earnings per Share
Income available to common stockholders	$9,621	6,296,956	$1.53
Effect of dilutive securities: stock options	—	174,040	—

Diluted Earnings per Share
Income available to common stockholders plus assumed exercises of stock options	$9,621	6,470,996	$1.49

	For the year ended December 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
Basic Earnings per Share
Income available to common stockholders	$8,400	6,263,031	$1.34
Effect of dilutive securities: stock options	—	162,892	—

Diluted Earnings per Share
Income available to common stockholders plus assumed exercises of stock options	$8,400	6,425,923	$1.31

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2003 there were no option shares excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common shares.

14.    Commitments and Contingencies

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of Management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s financial position or results of operations.

Lease Agreements

On December 31, 2003, the Bank was obligated under a number of noncancelable operating leases on certain property and equipment. The table set forth below illustrates the scheduled payments under these leases relative to the years ending subsequent to December 31, 2003 (in thousands).

2004	$1,177
2005	1,178
2006	1,270
2007	747
2008	312
Subsequent years	346

Total payment obligations under noncancelable operating leases	$5,030

Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases typically provide that the lessee pay property taxes, insurance, and maintenance costs. The above lease payments do not include option terms, which the Company may elect not to exercise and, therefore, are not deemed to be commitments. Lease and rental payments charged to expense totaled $1.2 million, $999 thousand and $786 thousand in 2003, 2002, and 2001, respectively. These amounts are not limited to noncancelable operating leases on certain property and equipment and can include payments made for leases and rentals that may be cancelable and/or deemed immaterial in nature.

Lending Commitments

Lending commitments include loan commitments, standby letters of credit, and unused credit card lines. These instruments are not recorded in the Company’s Consolidated Balance Sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Generally, unused loan commitments are at adjustable rates that fluctuate with the prime rate or are at fixed rates that approximate market rates.

The table set forth below illustrates the Company’s issued commitments to extend credit loan commitments and unused credit card lines at December 31, 2003 (in thousands).

Home equity loans	$29,549
Credit cards	38,818
Commercial real estate development	47,372
Other unused lines of credit	34,761

Total unused commitment and unused credit card lines	$150,500

Outstanding commitments on mortgage loans not yet closed, all of which include rate lock commitments, amounted to approximately $1.7 million at December 31, 2003. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the borrower. Collateral held consists of residential properties. The Company originates and services mortgage loans. All of the Company’s loan sales have been without provision for recourse.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party, or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.7 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at December 31, 2003.

The Company originates and services mortgage loans. Mortgage loans serviced for the benefit of others amounted to $269.9 million, $241.3 million, and $190.3 million at December 31, 2003, 2002, and 2001, respectively.

15.    Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” provides guidance on the disclosure of transactions with related parties. Transactions between related parties commonly occur in the normal course of business. Transactions between related parties are considered to be related party transactions even though they may not be given

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

accounting recognition. For example, an enterprise may receive services from a related party without charge and not record receipt of the services.

The Company has determined that the following parties are considered “related” in respect to SFAS No. 57 disclosure requirements if such parties engaged in related party transactions during the current reporting year.

•	The Company’s trust department manages the Company’s employee benefit plans.

•	Disclosures relating to Management of the Company are reported for those individuals identified in the Company’s Annual Proxy Statement as either members of the Company’s Board of Directors or Named Executive Officers of the Company and members of their immediate families.

Transactions between Bancshares and Its Subsidiary

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiary, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit Bancshares’ ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest, and operating expenses.

In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a subsidiary may not generally require a customer to obtain other services from any other subsidiary or Bancshares and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

Transactions of Management and Others

Bancshares’ subsidiary is subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons of both Bancshares and the Bank. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. Bancshares’ subsidiary also is subject to certain lending limits and restrictions on overdrafts to such persons.

In addition, federal securities laws restrict the Bank from making personal loans to or for any Director or Names Executive Officer of Bancshares, although this restriction does not prohibit loans that are either (i) made in the ordinary course of business of a company’s consumer credit business and that are of a type and on terms generally made available by the Company to the public or (ii) subject to certain Federal Reserve insider lending restrictions. Although determined to be in the normal course of business, certain of Bancshares’ Directors and Named Executive Officers, as noted in Bancshares’ proxy statement for its 2004 Annual Meeting of Shareholders, are also customers of the Bank who, including their related interests, were indebted to the Bank in the approximate amounts of $8.8 million and $6.3 million at December 31, 2003 and 2002, respectively. From January 1, 2003 through December 31, 2003, these Directors and Named Executive Officers and their related interests borrowed $9.2 million and repaid $6.7 million. A portion of these new and repaid loans are the result of refinancing activity during the year. In the opinion of Management, these loans do not involve more than the normal risk of collectibility and were consummated on terms equivalent to those that prevail in arm’s-length transactions.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Certain Business Relationships

During the twelve-month period ended December 31, 2003, the Company retained Wyche Burgess Freeman and Parham PA, at which the Company’s director James M. Shoemaker, Jr. is an attorney specializing in securities, corporate, commercial transactions, and mergers and acquisitions law, in regard to various legal matters. Also during the twelve-month period ended December 31, 2003, the Company retained Glenn, Haigler, McClain & Stathakis, LLP, at which the Company’s director Michael Glenn is an attorney providing legal representation to individual and business clients in state and federal court cases, in regard to various legal matters. In neither case did the Company’s payment of fees to these firms exceed five percent of the firm’s gross revenues for 2003 nor did fees paid exceed five percent of the Company’s gross revenues for 2003.

From time to time the Company makes payments to related parties as defined above for property or services. However, no such payments exceeded five percent of the Company’s gross revenues for 2003. In these cases, transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

16.    Disclosures Regarding Fair Value of Financial Instruments

The table set forth below represents the estimated fair values of the Company’s financial instruments at December 31 (in thousands).

	At December 31, 2003		At December 31, 2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and due from banks and cash equivalents	$33,239	33,239	38,093	38,093
Federal Home Loan Bank stock	1,868	1,868	1,733	1,733
Investment securities available for sale	128,930	128,930	115,108	115,108
Mortgage loans held for sale	6,399	6,399	11,851	11,851
Loans	693,213	692,983	625,542	629,745
Deposits	771,748	780,169	721,991	728,829
Borrowings
Securities sold under agreements to repurchase	13,525	13,525	12,831	12,831
Commercial paper (Master note)	16,170	16,170	14,839	14,839
Federal funds purchased	18,000	18,000	—	—

The carrying amount for loan commitments and standby letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are short-term in nature and typically based on current market rates.

17.    Bancshares (Parent Company Only) Condensed Financial Information

Bancshares’ principal source of income consists of dividends from the Bank. South Carolina banking regulations restrict the amount of dividends that the subsidiary bank can pay to Bancshares and may require prior approval before declaration and payment of any excess dividend. The Bank’s total risk-based capital ratio at December 31, 2003 was 10.20%. See Note 18 for information relating to regulatory capital requirements. At December 31, 2003, the Bank had $1.4 million of excess capital available for payment of dividends and after such payments still be considered “well-capitalized” related to the total risk-based capital ratio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Bancshares’ principal asset is its investment in its bank subsidiary. The tables set forth below present Bancshares’ Condensed Balance Sheets as of December 31, 2003 and 2002, the related Condensed Statements of Income and Cash Flows for the three-year period ended December 31, 2003 (in thousands).

Condensed Balance Sheets

	At December 31,
	2003	2002
Assets
Cash	$127	737
Due from subsidiary	16,170	14,839
Investment in wholly-owned bank subsidiary	71,158	66,080
Goodwill	704	704

Total assets	$88,159	82,360

Liabilities and Shareholders’ Equity
Commercial paper (Master notes)	$16,170	14,839
Shareholders’ equity	71,989	67,521

Total liabilities and shareholders’ equity	$88,159	82,360

Condensed Statements of Income

	For the years ended December 31,
	2003	2002	2001
Interest income from commercial paper (Master notes)	$108	147	359
Dividends received from Bank	5,112	2,834	2,569
Equity in undistributed earnings of subsidiary	5,784	6,787	5,892
Interest expense on commercial paper (Master notes)	(108)	(147)	(359)
Other operating expenses	(3)	—	(61)

Net income	$10,893	9,621	8,400

Condensed Statements of Cash Flows

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$10,893	9,621	8,400
Decrease (increase) in due from subsidiary	(1,331)	(3,763)	4,283
Earnings retained by wholly-owned subsidiary	(5,784)	(6,787)	(5,892)
Amortization of goodwill	—	—	61

Net cash provided by (used in) operating activities	3,778	(929)	6,852
Cash flows from financing activities
Net change in commercial paper (Master notes)	1,331	3,763	(4,283)
Proceeds from stock option activity	393	229	142
Purchase of common stock	(2,900)	—	—
Dividends paid	(3,212)	(2,834)	(2,569)

Net cash provided by (used in) financing activities	(4,388)	1,158	(6,710)

Net increase in cash	(610)	229	142
Cash, beginning of year	737	508	366

Cash, end of year	$127	737	508

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

18.    Regulatory Capital Requirements and Dividend Restrictions

The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to Bancshares. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined in the regulation) and to average assets. At December 31, 2003 and 2002, the Company and the Bank were each categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below (dollars in thousands). There have been no current conditions or events of which Management is aware since December 31, 2003 that have changed the Company’s or Bank’s classification.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2003
Total capital to risk-weighted assets
Company	$74,070	10.21%	58,011	8.00	N/A	N/A
Bank	73,943	10.20	58,011	8.00	72,514	10.00
Tier 1 capital to risk-weighted assets
Company	$66,607	9.19%	29,006	4.00	N/A	N/A
Bank	66,480	9.17	29,006	4.00	43,509	6.00
Tier 1 capital to average assets
Company	$66,607	7.57%	35,196	4.00	N/A	N/A
Bank	66,480	7.55	35,224	4.00	44,030	5.00

At December 31, 2002
Total capital to risk-weighted assets
Company	$67,949	10.69%	50,852	8.00	N/A	N/A
Bank	67,212	10.57	50,852	8.00	63,565	10.00
Tier 1 capital to risk-weighted assets
Company	$61,547	9.68%	25,426	4.00	N/A	N/A
Bank	60,810	9.57	25,426	4.00	38,139	6.00
Tier 1 capital to average assets
Company	$61,547	7.57%	32,528	4.00	N/A	N/A
Bank	60,810	7.48	32,538	4.00	40,672	5.00

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

19.    Quarterly Financial Data (Unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except share data).

	For the year ended December 31, 2003
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Net interest income	$8,955	8,966	8,711	8,967	35,599
Provision for loan losses	900	900	900	900	3,600
Noninterest income	3,473	3,790	3,870	4,288	15,421
Noninterest expense	7,228	7,860	7,589	8,845	31,522
Provision for income taxes	1,398	1,288	1,235	1,084	5,005

Net income	$2,902	2,708	2,857	2,426	10,893

Net income per share—Basic	$0.46	0.43	0.46	0.38	1.73

Net income per share—Diluted	$0.45	0.42	0.45	0.38	1.70

	For the year ended December 31, 2002
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Net interest income	$8,346	8,444	8,683	8,406	33,879
Provision for loan losses	900	1,000	1,200	1,188	4,288
Noninterest income	3,371	3,555	3,442	3,663	14,031
Noninterest expense	7,173	7,309	7,412	7,411	29,305
Provision for income taxes	1,189	1,205	1,184	1,118	4,696

Net income	$2,455	2,485	2,329	2,352	9,621

Net income per share—Basic	$0.39	0.40	0.36	0.38	1.53

Net income per share—Diluted	$0.38	0.38	0.36	0.37	1.49

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not, during the two most recent fiscal years, had any changes in or disagreements with an independent accountant engaged to audit the Company’s Consolidated Financial Statements.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) (who has since assumed the title of Chief Executive Officer, The Palmetto Bank) and several other members of the Company’s Senior Management as of the end of the period covered by this Annual Report (the “Evaluation Date”). The Company’s Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s Management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

During the fourth quarter of 2003, the Company did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, that control.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Code of Ethics

The Company has a Code of Ethics applicable to all officers and employees that is reviewed annually. Many, but not all, of the items identified as elements of a “code of ethics” as defined in SEC regulations are included within this Code. However, in conjunction with the upcoming annual review, which typically takes place during the second quarter, the Company is in the process of considering additional special ethics obligations for Senior Management and intends to amend its Code of Ethics to conform to the applicable SEC definition. A copy the current Code of Ethics will be furnished without charge upon written request to Lauren Slaughter, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360.

Financial Expert

Although the Board of Directors has determined that the Audit Committee of Palmetto Bancshares, Inc. does not have an “Audit Committee Financial Expert” as that term is defined by applicable SEC rules, the Board believes that the current members of the Audit Committee are fully capable of satisfying their audit committee responsibilities based on their experience and background. As a group, Audit Committee members have the ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves, have experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, have experience actively supervising one or more persons engaged in such activities, have an understanding of internal controls and procedures for financial reporting, and have an understanding of audit committee functions. All four Audit Committee members serve or have served as a president, owner, and / or chief executive officer of non-affiliated companies with significant financial oversight responsibilities and have a clear understanding of generally accepted accounting principles and financial statements. In addition, all four Audit Committee members have served several terms on the Audit Committee of the Company.

The remaining information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in Item 5, Market for Registrant’s Common Stock and Related Shareholder Matters of this Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by these item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by these item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1) Financial Statements

See Item 8.

(2) Financial Statement Schedules

Financial statement schedules are omitted as they are not applicable or the required information is included in the Consolidated Financial Statements or related notes to Consolidated Financial Statements required by Item 8 for Form 10-K.

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

3.1.2	Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.3	Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.4	Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.5	Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996

3.1.6	Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999

3.2.1	By-Laws adopted April 10, 1990. Incorporated by reference to Exhibit 3.2.1 to the Company’s 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997

3.2.2	Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company’s 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997

3.2.3	Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company’s 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999

4.1.1	Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .5

Exhibit No.	Description

4.2	Bylaws of the Registrant: Included in Exhibit 3.2.1 - .3

4.3	Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

4.4	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to Exhibit 10.1 to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998

4.4.1	Amendment to the Palmetto Bancshares, Inc’s 1997 Stock Compensation Plan. Approved by the Company’s Board of Directors on January 21, 2003 and by the Company’s shareholders on April 15, 2003.

10.1*	Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10 (a) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.2*	The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.3*	The Palmetto Bank Officer Incentive Compensation Plan

10.4*	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: Incorporated by reference to Exhibit 10.1 to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

10.4.1*^	Amendment to the Palmetto Bancshares, Inc’s 1997 Stock Compensation Plan. Approved by the Company’s Board of Directors on January 21, 2003 and by the Company’s shareholders on April 15, 2003.

21.1^	List of Subsidiaries of the Registrant

23.1^	Consent of Elliot Davis, LLC: Included in Item 8 of this Annual Report on Form 10-K.

31.1^	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
^	Filed with this Annual Report on Form 10-K

(b)    Reports on Form 8-K

On October 17, 2003, the Company filed a Form 8-K announcing the earnings release dated October 10, 2003, which included selected financial data for the quarter ended September 30, 2003 and for select other previously reported periods.

On November 6, 2003, the Company filed a Form 8-K announcing the mailing of its quarterly earnings overview to shareholders dated November 3, 2003, which included selected financial data for the quarter ended September 30, 2003 and for select other previously reported periods.

On January 13, 2004, the Company filed a Form 8-K announcing the earnings release dated January 8, 2004, which included selected financial data for the quarter ended December 31, 2003 and for select other previously reported periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

/s/ L. LEON PATTERSON

L. Leon Patterson Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.

/s/ PAUL W. STRINGER

Paul W. Stringer Chairman and Chief Executive Officer, The Palmetto Bank Chief Accounting Officer

Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ L. LEON PATTERSON L. Leon Patterson	Director, (Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.)	February 17, 2004

/S/ PAUL W. STRINGER Paul W. Stringer	Director, (Chairman and Chief Executive Officer, The Palmetto Bank) Chief Accounting Officer	February 17, 2004

/S/ W. FRED DAVIS, JR. W. Fred Davis, Jr.	Director	February 17, 2004

/S/ DAVID P. GEORGE, JR. David P. George, Jr.	Director	February 17, 2004

/S/ MICHAEL D. GLENN Michael D. Glenn	Director	February 17, 2004

/S/ JOHN T. GRAMLING, II John T. Gramling, II	Director	February 17, 2004

/S/ WILLIAM S. MOORE William S. Moore	Director	February 17, 2004

Signature	Title	Date

/S/ SAM B. PHILLIPS, JR. Sam B. Phillips, Jr.	Director	February 17, 2004

/S/ JAMES M. SHOEMAKER, JR. James M. Shoemaker, Jr.	Director	February 17, 2004

/S/ ANN B. SMITH Ann B. Smith	Director	February 17, 2004

/S/ EDWARD KEITH SNEAD, III Edward Keith Snead, III	Director	February 17, 2004

/S/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	February 17, 2004

EXHIBIT INDEX

Exhibit No.	Description

10.4.1	Amendment to the Palmetto Bancshares, Inc’s 1997 Stock Compensation Plan.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of the above referenced exhibits will be furnished without charge upon written request to Lauren Slaughter, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360.