Form 10-K/A
period 2003-12-31
PALMETTO BANCSHARES INC
filed 2004-03-29
CIK 706874

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                                   FORM 10-K/A

X  ANNUAL REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE  SECURITIES
   EXCHANGE   ACT  OF  1934
                  For the fiscal year ended December 31, 2003

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

          (864) 984-4551                           PALMETTOBANK.COM
  (REGISTRANT 'S TELEPHONE NUMBER)        (REGISTRANT 'S SUBSIDIARY 'S WEB SITE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K filed
March 15, 2004 or any amendment to that Form 10-K.     Yes X      No

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 126-2).       Yes X       No

         The aggregate market value of the voting common equity held by non-affiliates of the registrant (computed by reference to the price at which the common equity was most recently sold) was $160,598,839 as of the last business day of the registrant 's most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5 of the Annual Report on Form 10-K filed March 15, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Proxy Statement dated March 15, 2004 with respect to an Annual Meeting of Shareholders to be held April 20, 2004: Incorporated by reference in Part III of the Annual Report on Form 10-K filed March 15, 2004.

                                EXPLANATORY NOTE

This is Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 15, 2004. This amendment is being filed to replace the Exhibit 23.1 that was originally filed.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                           See Item 8 of the Annual Report on Form 10-K filed March 15, 2004.

                  (2)      Financial Statement Schedules

                           Financial statement schedules are omitted as they are not applicable or the required information is included in the Consolidated Financial Statements or related notes to Consolidated Financial Statements required by Item 8 for Form 10-K and included in the Annual Report on Form 10-K filed March 15, 2004.

                  (3)      Listing of Exhibits

                           EXHIBIT NO.      DESCRIPTION
                           3.1.1            Articles of  Incorporation  filed on
                                            May 13,  1982 in the  office  of the
                                            Secretary    of   State   of   South
                                            Carolina:  Incorporated by reference
                                            to   Exhibit  3  to  the   Company's
                                            Registration  Statement on Form S-4,
                                            Commission File  No.33-19367,  filed
                                            with  the  Securities  and  Exchange
                                            Commission on December 30, 1987

                           3.1.2 Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South
                                            Carolina:  Incorporated by reference
                                            to  Exhibit  4.1.2 to the  Company's
                                            Registration  Statement on Form S-8,
                                            Commission  File  No.33-51212  filed
                                            with  the  Securities  and  Exchange
                                            Commission on August 20, 1992

                           3.1.3 Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South
                                            Carolina:  Incorporated by reference
                                            to  Exhibit  4.1.3 to the  Company's
                                            Registration  Statement on Form S-8,
                                            Commission  File  No.33-51212  filed
                                            with  the  Securities  and  Exchange
                                            Commission on August 20, 1992

                           3.1.4 Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South
                                            Carolina:  Incorporated by reference
                                            to  Exhibit  4.1.4 to the  Company's
                                            Registration  Statement on Form S-8,
                                            Commission  File  No.33-51212  filed
                                            with  the  Securities  and  Exchange
                                            Commission on August 20, 1992

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

                           3.2.1            By-Laws   adopted  April  10,  1990.
                                            Incorporated by reference to Exhibit
                                            3.2.1 to the  Company 's 1996 Annual
                                            Report on Form 10-K,  filed with the

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

                           3.2.3 Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999

                           4.1.1            Articles of  Incorporation   of  the
                                            Registrant:   Included  in  Exhibits
                                            3.1.1 -.5

                           4.2 Bylaws of the Registrant: Included in Exhibit 3.2.1 -.3

                           4.3              Specimen  Certificate   for   Common
                                            Stock: Incorporated by  reference to
                                            Exhibit   4.3   to   the   Company's
                                            Registration  Statement on Form S-8,
                                            Commission File No.33-51212,   filed
                                            with the  Securities  and   Exchange
                                            Commission on August 20, 1992

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

                           4.4.1 Amendment to the Palmetto Bancshares, Inc 's 1997 Stock Compensation Plan. Approved by the Company's Board of Directors on January 21, 2003 and by the Company's shareholders on April 15, 2003

                           10.1 * Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10 (a) to the Company's Registration Statement on Form S4, Commission File No.33-19367, filed with the Securities and Exchange Commission on May 2, 1988

                           10.2 * The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company's Registration Statement on Form S-4, Commission File No.33-19367, filed with the Securities and Exchange Commission on May 2, 1988

                           10.3 * The Palmetto Bank Officer Incentive Compensation Plan

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

                           10.4.1 * +       Amendment     to    the     Palmetto
                                            Bancshares,   Inc's   1997     Stock
                                            Compensation Plan. Approved  by  the
                                            Company's Board   of   Directors  on

                                            January 21,   2003   and   by    the
                                            Company's shareholders on  April 15,
                                            2003

                           21.1 +           List   of   Subsidiaries    of   the
                                            Registrant

                           23.1 ^           Consent of Elliott Davis, LLC

                           31.1 ^           L. Leon Patterson's    Certification
                                            Pursuant   to   Section   302 of the
                                            Sarbanes-Oxley Act of 2002

                           31.2 ^           Paul  W.  Stringer's   Certification
                                            Pursuant   to   Section   302 of the
                                            Sarbanes-Oxley Act of 2002

                           32 ^ Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         * Management  contract or compensatory plan or arrangement
         + Previously filed with the Annual  Report on Form 10-K filed March 15,
           2004
         ^ Filed with this Form 10-K/A

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



PALMETTO BANCSHARES, INC.



By:


/s/ L. Leon Patterson
-------------------------------
L. Leon Patterson
Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.


/s/ Paul W. Stringer
--------------------------------
Paul W. Stringer
Chairman and Chief Executive Officer, The Palmetto Bank
Chief Accounting Officer


Date: March 29, 2004

                                  EXHIBIT INDEX

              Exhibit No.      Description
              -----------      -----------

              23.1           Consent of Elliott Davis, LLC

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