Form 10-Q
period 2004-03-31
PALMETTO BANCSHARES INC
filed 2004-05-10
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-26016

PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(864) 984-4551	palmettobank.com
(Registrant's telephone number)	(Registrant's web site)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2004
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,265,490

PART I.  FINANCIAL INFORMATION
ITEM  I.  FINANCIAL STATEMENTS

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,		December 31,
	2004	2003	2003
	(unaudited)
ASSETS
Cash and due from banks	$ 26,406	32,953	32,309
Federal funds sold	10,090	14,479	930
Cash and cash equivalents	36,496	47,432	33,239

Federal Home Loan Bank (FHLB) stock, at cost	2,122	1,868	1,868
Investment securities available for sale at fair value	106,373	113,138	128,930
Loans held for sale	6,353	11,093	6,399

Loans	706,999	646,628	693,213
Less allowance for loan losses	(7,692)	(6,771)	(7,463)
Loans, net	699,307	639,857	685,750

Premises and equipment, net	21,927	19,805	21,724
Accrued interest receivable	3,784	4,114	4,083
Other assets	17,331	15,792	16,086
Total assets	$ 893,693	853,099	898,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$122,247	116,615	115,982
Interest-bearing	656,554	622,144	655,766
Total deposits	778,801	738,759	771,748

Securities sold under agreements to repurchase	18,126	16,261	13,525
Commercial paper (Master notes)	16,339	16,965	16,170
Federal funds purchased	-	-	18,000
Other liabilities	5,772	11,358	6,647
Total liabilities	819,038	783,343	826,090

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,265,440, 6,329,909 and 6,263,210 at March 31, 2004 and 2003 and December 31, 2003, respectively.

	31,327	31,650	31,316
Capital surplus	268	89	250
Retained earnings	41,607	36,314	39,454
Accumulated other comprehensive income, net of tax	1,453	1,703	969
Total shareholders' equity	74,655	69,756	71,989

Total liabilities and shareholders' equity	$ 893,693	853,099	898,079

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the three months ended March 31,
	2004	2003
	(unaudited)
Interest income
Interest and fees on loans	$ 11,271	11,543
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	108	415
State and municipal	510	382
Mortgage-backed securities	338	209
Interest on federal funds sold	15	35
Dividends on FHLB stock	19	23
Total interest income	12,261	12,607

Interest expense
Interest on deposits, including retail repurchase agreements	2,480	2,804
Interest on other borrowings	19	4
Interest on commercial paper (Master notes)	23	23
Total interest expense	2,522	2,831

Net interest income	9,739	9,776

Provision for loan losses	750	900

Net interest income after provision for loan losses	8,989	8,876

Noninterest income
Service charges on deposit accounts	2,083	2,004
Net fees for trust and brokerage services	670	598
Mortgage banking income	165	100
Investment securities gains	108	95
Other	696	637
Total noninterest income	3,722	3,434

Noninterest expense
Salaries and other personnel	4,636	4,491
Occupancy	591	567
Furniture and equipment	883	813
Postage and supplies	321	396
Marketing and advertising	214	184
Telephone	182	184
Professional services	186	157
Other	1,233	1,218
Total noninterest expense	8,246	8,010

Income before income taxes	4,465	4,300

Provision for income taxes	1,435	1,398

Net income	$ 3,030	2,902

Share Data:
Net income - basic	$ 0.48	0.46
Net income - diluted	0.48	0.45
Book value	11.92	11.02

Weighted average common shares outstanding - basic	6,264,069	6,326,698
Weighted average common shares outstanding - diluted	6,365,180	6,482,699

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(in thousands, except share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income, net	Total
Balance at December 31, 2002	6,324,659	$ 31,623	50	34,173	1,675	67,521

Net income				2,902		2,902
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period, net
of tax effect of $54					86
Less: reclassification adjustment for gains included
in net income, net of tax effect of $37					(58)
Net unrealized gains on securities						28

Comprehensive income						2,930

Cash dividend declared and paid ($0.12 per share)				(761)		(761)
Stock option activity	5,250	27	39			66
Balance at March 31, 2003	6,329,909	$ 31,650	89	36,314	1,703	69,756

Balance at December 31, 2003	6,263,210	$ 31,316	250	39,454	969	71,989

Net income				3,030		3,030
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period, net
of tax effect of $344					550
Less: reclassification adjustment for gains included
in net income, net of tax effect of $42					(66)
Net unrealized gains on securities						484

Comprehensive income						3,514

Cash dividend declared and paid ($0.14 per share)				(877)		(877)
Stock option activity	2,230	11	18			29
Balance at March 31, 2004	6,265,440	$ 31,327	268	41,607	1,453	74,655

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$ 3,030	2,902
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	1,031	249
Gain on sale of investment securities	(108)	(95)
Provision for loan losses	750	900
Origination of loans held for sale	(13,545)	(36,773)
Proceeds from sale of loans held for sale	13,756	37,870
Gain on sale of loans	(165)	(339)
Change in accrued interest receivable	299	32
Change in other assets	(394)	(21)
Change in other liabilities, net	(1,177)	3,531

Net cash provided by operating activities	3,477	8,256

Cash flows from investing activities
Purchase of investment securities available for sale	(3,035)	(15,327)
Proceeds from maturities of investment securities available for sale	5,838	4,335
Proceeds from sale and calls of investment securities available for sale	15,335	9,114
Principal paydowns on mortgage-backed securities available for sale	5,031	3,744
Purchase of Federal Home Loan Bank stock	(254)	(135)
Net increase in loans outstanding	(15,433)	(21,750)
Purchases of premises and equipment, net	(677)	(527)

Net cash provided by (used in) investing activities	6,805	(20,546)

Cash flows from financing activities
Net increase in deposit accounts	7,053	16,768
Net increase in securities sold under agreements to repurchase	4,601	3,430
Net increase in commercial paper	169	2,126
Net decrease in federal funds purchased	(18,000)	-
Proceeds from stock option activity	29	66
Dividends paid	(877)	(761)

Net cash provided by (used in) financing activities	(7,025)	21,629

Net increase in cash and cash equivalents	3,257	9,339
Cash and cash equivalents at beginning of quarter	33,239	38,093

Cash and cash equivalents at end of quarter	$ 36,496	47,432

Supplemental Information
Cash paid during the period for:
Interest expense	$ 2,603	2,926
Income taxes	692	962

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available
for sale, pre-tax	$ 786	45
Loans transferred to other real estate owned	1,126	133
Loans charged -off	569	588

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Notes To Consolidated Financial Statements

1.  GENERAL

Nature of Operations
Palmetto Bancshares ("Bancshares") is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), (collectively Palmetto Bancshares, Inc. or the "Company"), the Company engages in the general banking business through 30 retail branch offices in the Upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate"). The Bank was organized and chartered under South Carolina law in 1906.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including such services as checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; various electronic funds transfer services; telephone banking; and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank's mortgage banking operation meets a range of its customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital, the brokerage subsidiary of the Bank, offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning. The Company's primary market area is the Upstate of South Carolina.

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Palmetto Bancshares, Inc.  In management's opinion, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for a fair presentation of the results for interim periods presented have been included.  Any such adjustments are of a normal and recurring nature.  The Company operates as one business segment, banking, which includes other financial services. Assets held by the Company, the Bank, or Palmetto Capital in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items do not represent assets of the Company, the Bank, or Palmetto Capital.

The consolidated financial statements presented herein are prepared in accordance with the instructions for Form 10-Q.  Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included.  The statements should be read in conjunction with the financial statements and footnotes thereto included in Palmetto Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications
Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior years' net income or shareholders' equity as previously reported.

Accounting Estimates and Assumptions
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets for the periods presented. In addition, they affect the reporting amounts of income and expense during the reporting period as of the dates of the consolidated statements of income for the periods presented. Actual results could differ from these estimates and assumptions.  As such, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Summary of Significant Accounting Policies
The significant accounting policies used by the Company for reporting within this quarterly report are consistent with the accounting policies followed for annual financial reporting as described in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   MORTGAGE SERVICING RIGHTS

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

Effective in the third quarter 2003, the Company began utilizing the expertise of a third party to determine the value of mortgage-servicing rights ("MSRs") as well as the related amortization and impairment of such rights. The external valuation utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Company's mortgage-servicing rights asset. Management believes that the modeling techniques and assumptions used in conjunction with the valuation are reasonable.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, the third party evaluator stratified mortgage-servicing assets based on predominant risk factors in order to evaluate impairment. Management noted that assets are stratified by interest rates and investor. The Company recognizes impairment as reported by the third party evaluator through a valuation allowance. Impairment reported by the third party evaluator is the difference between the period end book value and the market value at the same time.

Gross mortgage-servicing rights totaled approximately $2.5 million and $2.1 million at March 31, 2004 and 2003, respectively, and are included in other assets on the consolidated balance sheets. A valuation allowance of $90 thousand and $159 thousand existed at March 31, 2004 and 2003, respectively. Gross mortgage-servicing rights totaled approximately $2.6 million at December 31, 2003.  At the same time, a valuation allowance of $40 thousand was required.

Amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense. Amortization expense for MSRs was booked totaling $189 thousand and $420 thousand for the three months ended March 31, 2004 and 2003, respectively.  Amortization expense for MSRs for the twelve months ended December 31, 2003 totaled $1.1 million.

The table set forth below summarizes the changes in mortgage-servicing rights, net of valuation allowance, for the quarters ended March 31 (in thousands).

	For the quarters ended March 31,
	2004	2003
Mortgage-servicing rights, net of valuation allowance, beginning of period	$ 2,566	1,957
Capitalized mortgage-servicing rights	150	478
Amortization	(189)	(420)
Change in valuation allowance	(50)	(46)
Total mortgage-servicing rights, net of valuation allowance, end of period	$ 2,477	1,969

The table set forth below summarizes the activity impacting the valuation allowance for impairment of mortgage-servicing rights for the quarters ended March 31 (in thousands).

	For the quarters ended March 31,
	2004	2003
Valuation allowance, beginning of period	$ 40	113
Aggregate additions charged and reductions credited to operations	50	46
Valuation allowance, end of period	$ 90	159

3.    INTANGIBLE ASSETS

The Company's intangible assets with infinite lives are included in other assets on the consolidated balance sheets.  These assets totaled $3.7 million at March 31, 2004, December 31, 2003, and March 31, 2003.

The Company tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the reporting unit's goodwill is estimated by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower that its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. Based on the Company's impairment analysis performed during 2003, the carrying amount of reporting units does not exceed implied fair value. Therefore, no impairment loss was recorded during the twelve-month period ended December 31, 2003.  The Company will retest intangible assets with infinite lives for impairment during the second quarter of 2004 to determine whether or not an impairment loss is required to be booked in accordance with SFAS No. 142.

The table set forth below illustrates the activity of intangible assets with finite lives, which are comprised of customer list intangibles, included in other assets on the consolidated balance sheets, and the related amortization, included in other noninterest expense on the consolidated statements of income, for the quarters ended March 31 (in thousands).

	For the quarters ended March 31,
	2004	2003
Balance, beginning of period	$ 464	608
Amortization	36	34
Balance, end of period	$ 428	574

Amortization of intangible assets with finite lives totaled $144 thousand for the year ended December 31, 2003.

The Company expects to record amortization expense related to intangibles of $144 thousand for fiscal years 2004 and 2005, $48 thousand for fiscal years 2006 and 2007, $45 thousand for fiscal year 2008, and $33 thousand for fiscal year 2009.

4.   NET INCOME PER COMMON SHARE

Basic and diluted earnings per share have been computed based on net income presented in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the quarters ended March 31,
	2004	2003
BASIC
Average common shares outstanding (denominator)	6,264,069	6,326,698

DILUTED
Average common shares outstanding	6,264,069	6,326,698
Dilutive potential common shares	101,111	156,001
Average diluted shares outstanding (denominator)	6,365,180	6,482,699

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares.  At March 31, 2004, there were no option shares that were excluded from the calculation of diluted earnings due to the exercise price being greater than the average market price of the common shares as of that date, based on information available to the Company at that time.

5.   EMPLOYEE BENEFIT PLANS

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

The following information has been prepared to present the components of net period benefit cost for the quarters ended March 31 (in thousands).

	For the quarters ended March 31,
	2004	2003
Service cost	$ 148	136
Interest cost	163	152
Expected return on plan assets	(214)	(200)
Amortization of prior service cost	2	2
Amortization of the net loss	20	29
Net periodic benefit cost	$ 119	119

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute $1.3 million to its noncontributory defined benefit pension plan during 2004. During the quarter ended March 31, 2004, $335 thousand was contributed.

Stock Option Plan
At March 31, 2004, the Company had a stock-based employee and director option plan, which are described more fully in Note 12 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue following APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. As such, no stock-based employee compensation cost has been reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions were required for financial statements for fiscal periods ending after December 15, 2002. The Company adopted this standard effective December 31, 2002 and has included the required interim disclosures herein.

The table set forth below illustrates the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the quarters ended March 31 (in thousands, except share data).

	For the quarters ended March 31,
	2004	2003
Net income, as reported	3,030	2,902
Deduct: Total stock-based employee and director
compensation expense determined under
fair value-based methods for all awards,
net of related tax effects	33	27
Pro forma net income	2,997	2,875

Earnings per share
Basic – as reported	.48	.46
Basic – pro forma	.48	.45

Diluted – as reported	.48	.45
Diluted – pro forma	.47	.44

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004 and 2003, respectively: dividend yield of 2.7% and 2.6%, expected volatility of 18% for grants during both years, average risk-free interest rate of 4% for grants during both years, expected lives of 10 years, and a vesting period of five years. The weighted average fair value of options granted approximated $4.58 in 2004 and $4.38 in 2003. For purposes of the pro forma calculation, compensation expense is recognized on a straight line basis over the vesting period.

In November 2003, the FASB issued a tentative decision related to fair value accounting of stock options requiring that all unvested options begin being expensed in companies' 2005 financial statements, which included guidance on how equity-based awards will be valued, expensed, and classified. The Company anticipates that the adoption of such decisions will have an impact on the Company's financial position or results of operations although such impact cannot be determined at this time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Palmetto Bancshares, Inc.  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

COMPANY OVERVIEW

Palmetto Bancshares ("Bancshares") is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), (collectively Palmetto Bancshares, Inc. or the "Company"), the Company engages in the general banking business through 30 retail branch offices in the Upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate"). The Bank was organized and chartered under South Carolina law in 1906.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including such services as checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; various electronic funds transfer services; telephone banking; and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank's mortgage banking operation meets a range of its customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital, the brokerage subsidiary of the Bank, offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning. The Company's primary market area is the Upstate of South Carolina.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) in this report and in other reports and proxy statements filed with the Securities and Exchange Commission (the "SEC"). In addition, the Company's management may make forward-looking statements orally. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company's revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of the Company for future operations, products or services, forecasts of the Company's future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. Such statements give management's expectations about the Company's future and are not guarantees. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements included in future filings of the Company with the SEC, in press releases, and / or in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements.

There are several factors, many beyond the Company's control, that could cause results to differ from expectations. Some of these factors include, but are not limited to,

  changes in economic and / or industry conditions and monetary policy;
  changes in interest rates, deposit rates, the net interest margin, and / or funding sources;
  market risk and inflation;
  risks inherent in making loans including repayment and collateral risk;
  volume of loan growth;
  the adequacy of the allowance for loan losses (the "Allowance") and the assessment of problem loans;
  the ability of the Company to meet its contractual obligations;
  fluctuations in consumer spending;
  competition in the banking industry and the related demand for the Company's products and services;
  dependence on senior management;
  technological changes;
  the ability to increase market share;
  the reliability of expense projections;
  risks associated with income taxes, including the potential for adverse adjustments;
  changes in accounting policies and practices;
  potential cost and impact of litigation; and
  the impact of recently-enacted or proposed legislation.

Many of these factors, as well as other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any factor described in this Quarterly Report on Form 10-Q or in the Company's Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect the Company's business, financial condition, and / or results of operations. Additionally, there are factors that may not be described in this report that could also cause actual results to differ from expectations.

CRITICAL ACCOUNTING POLICIES

The Company's accounting and financial reporting policies are in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. During the annual financial reporting process, management, in conjunction with the Company's independent auditors, discusses the development and selection of the critical accounting estimates with the Audit Committee of the Company's Board of Directors.  Additionally, the Audit Committee reviews the Company's related disclosures.

The Company's significant accounting policies are discussed in Item 7 and Note 1 of Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Of these significant accounting policies, the Company considers its policies regarding the accounting for its allowance for loan losses, pension plan, mortgage-servicing rights, and income taxes, to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of management judgment that could be subject to revision as current information becomes available. In order to assist in the determination of critical accounting policies, management considers whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and whether different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company's financial condition or results of operations.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties impacting the application of these policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors, some of which are described in Forward-Looking Statements, could not adversely impact the Company's financial position and results of operations.

FIRST QUARTER HIGHLIGHTS

At March 31, 2004, the Company's assets totaled $893.7 million, a decrease of $4.4 million or 0.5% from December 31, 2003. Contributing to the decrease in total assets at March 31, 2004 compared with December 31, 2003 was an increase in total loans of $13.7 million more than offset by a decline in the investment securities available for sale portfolio, which declined $22.6 million over the same periods. Total liabilities decreased $7.1 million, or 0.9%, at March 31, 2004 over December 31, 2003, to a balance of $819.0 million. This decrease resulted from an increase in traditional deposits of $7.1 million, or 0.9%, which was more than offset by a decline in the Company's federal funds purchased position, which declined $18.0 million to a balance of zero over the same periods. Total deposits and other borrowings were $813.3 million at March 31, 2004 down from $819.4 million at December 31, 2003. Total shareholders' equity at March 31, 2004 totaled $74.7 million, an increase of $2.7 million, or 3.7%, over December 31, 2003.

Net income for the quarter ended March 31, 2004 increased 4.4% to $3.0 million from $2.9 million in the comparable quarter of 2003. Basic earnings per common share increased 4.3% to $0.48 per common share for the current quarter compared to the March 2003 quarter. On a diluted basis, earnings per common share increased to $0.48 from $0.45 in the comparable 2003 quarter.

Net income during the March 31, 2004 quarter increased as a result of several factors. First, on a comparative basis, the provision for loan losses declined by $150 thousand between the quarters ended March 31, 2003 and March 31, 2004. Secondly, noninterest income increased by a total of $288 thousand as a result of increases in several components within this financial statement line item. Services charges on deposit accounts increased $79 thousand over the quarters presented, net fees for trust and brokerage services increased $72 thousand, and mortgage banking income increased $65 thousand over the same periods.  Although market interest rates continue to be well below historical rates, during the first quarter of 2004, demand for new commitments related to residential lending was substantially lower and pricing in the markets has become more competitive, which resulted in reduced gains on sales totaling $210 thousand for the quarter ended March 31, 2004 from $339 thousand for the quarter ended March 31, 2003. Also contributing to the Company's increased net income for the quarter ended March 31, 2004 over the quarter ended March 31, 2003 was the Company's emphasis on the management of operating costs, which increased only $236 thousand over the periods presented.

On a comparative basis, net interest income fully taxable equivalent increased by $15 thousand between the quarters ended March 31, 2004 and March 31, 2003. The Company's net interest margin for the first quarter of 2004 quarter declined to 4.85% compared with 5.26% during the quarter ended March 31, 2003. Management's goal is to maintain a reasonable balance relating to its exposure to interest rate fluctuations and resulting earnings.  As such, the Company has balanced declining yields with asset growth.

BALANCE SHEET REVIEW

Securities
The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. These objectives are achieved through the investment in the portfolios specifically approved by the Board of Directors of the Company. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. Investment decisions are made by authorized officers of the Company within policies established by the Company's Board of Directors. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities may differ in terms of default risk, interest risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule. United States Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that, in the event of financial difficulty, the federal government would assist the agency.

At March 31, 2004, the Company's investment securities available for sale portfolio totaled $106.4 million compared with $128.9 million at December 31, 2003, a decrease of 17.5%. The composition of the investment portfolio at March 31, 2004 was as follows: agencies 10%, municipalities 51%, and mortgage-backed securities and other securities 39%.  During the first three months of 2004, the portfolio balance was reduced supplying liquidity to the balance sheet allowing the repayment of federal funds outstanding.

As was the case during the year ended December 31, 2003, investment securities previously held within the agency and treasury portfolios have continued to be realigned into the municipalities and mortgage-backed security portfolios in order to meet interest-earning asset growth objectives, to provide additional interest income to offset lower loan originations, and to replace loan portfolio runoff. As a result of the recent interest rate environment in which the Company has operated, prepayments in the mortgage-backed securities portfolio have experienced an increasing trend. The continued shift within the investment portfolio during the three-month period ended March 31, 2004 also reflected the Company's goal of having a portfolio concentrated on total return as mortgage-backed and municipals are expected to outperform on a total return basis in a rising rate environment.

Loan Portfolio
General.  Loans represent the most significant component of interest-earning assets with average loans accounting for 85.0% and 83.9% of average interest-earning assets for the three months ended March 31, 2004 as compared with the year ended December 31, 2003. The Bank strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. The Company's loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment. The Company's business is not dependent on any single customer or industry, or a few customers or industries. Although the Company has the option to originate loans outside of its home state, the Company originates the majority of its loans in its primary market area of Upstate South Carolina. Certain risks are inherent within any loan portfolio.  For a discussion of such risks see the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

At March 31, 2004, the Company had total loans outstanding, including mortgage loans held for sale, of $713.4 million, which equaled 88% of total deposits, including retail repurchase agreements and commercial paper, and 80% of total assets.  Total loans outstanding at December 31, 2003 totaled $699.6 million.

Mortgage loans held for sale were $6.4 million at March 31, 2004 compared with $6.4 million at December 31, 2003.  The Bank makes both fixed rate and adjustable rate mortgage loans with terms generally ranging from 10 to 30 years and generally retains servicing on loans originated. Real estate loan originations have been higher in recent years primarily due to record low market interest rates resulting in increased refinancing activity, although the Company has seen a decline in mortgage loan held for sale originations in recent months.

The following table reflects the composition of the loan portfolio by loan type at March 31, 2004 and December 31, 2003 (dollars in thousands).

	At March 31, 2004		At December 31, 2003
Commercial Business	$ 90,418	12.9%	$ 87,950	12.8%
Commercial Real Estate	433,548	62.0	420,470	61.4
Installment	20,485	2.9	22,169	3.2
Installment Real Estate	48,152	6.9	47,560	6.9
Indirect	15,201	2.2	15,644	2.3
Credit Line	2,043	0.3	2,071	0.3
Prime Access	35,621	5.1	33,014	4.8
Mortgage	44,785	6.4	46,155	6.7
Bankcards	9,572	1.4	9,996	1.5
Business Manager	2,173	0.3	2,200	0.3
Other	1,148	0.2	1,092	0.2
Gross Loans	703,146	100.6	688,321	100.4

Allowance for Loan Losses	(7,692)	-1.1	(7,463)	-1.1
Loans in Process	3,039	0.4	4,086	0.6
Deferred Loans Fees and Costs	814	0.1	806	0.1
Loans, net	$ 699,307	100.0%	$ 685,750	100.0%

As reflected in the table above, there were no significant fluctuations in the mix of the loan portfolio when comparing balances at December 31, 2003 with those at March 31, 2004.   Management has continued its emphasis on loans secured by real estate during the first quarter of 2004 due to the reduced amount of inherent risk within such loans compared with those secured by collateral other than real estate or loans that are unsecured. Additionally, as was the case during the year ended December 31, 2003, the Company has continued to see an increase in prime access loans over the periods presented primarily resulting from the Company's no closing costs promotional offering for such loans.

At March 31, 2004 and December 31, 2003, the Bank serviced mortgage loans for others with principal balances totaling $272.1 million and $269.9 million, respectively.

Credit Quality.  A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Company believes it maintains a conservative philosophy regarding its lending mix, and adherence to underwriting standards is managed through a multi-layered credit approval process and review of loans approved by lenders. Through loan review, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan policies is managed.

A loan grade classification system is used for the Company's loan portfolio. Under this classification system, loans graded "1" represent loans of superior quality. Loans graded "2" represent loans of high quality. Loans graded "3" represent loans that are satisfactory. Loans graded "4" represent loans that are considered marginal. Problem assets are classified as "special mention," "substandard," "doubtful," or "loss," depending on the presence of certain characteristics.

Assets determined to be problem assets are reserved at a higher percentage in accordance with the Company's Allowance model than assets graded superior quality, high quality, satisfactory, or marginal, all for which general reserves are provided. General allowances represent loss allowances, which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

At December 31, 2003, there were $4.2 million of loans designated "special mention," $12.1 million of loans designated as "substandard," $1.1 million of loans designated as "doubtful," and $213 thousand of loans designated as "loss." At March 31, 2004, there were $5.6 million of loans designated "special mention," $13.0 million of loans designated as "substandard," $1.0 million of loans designated as "doubtful," and $240 thousand of loans designated as "loss."

Overall, classified assets increased $2.3 million from December 31, 2003 to March 31, 2004. Material increases were seen in the commercial, financial, and agricultural portfolio as well as the real estate portfolio offset slightly by a decline in the general consumer portfolio. The 2003 calendar year was a year of considerable economic uncertainty, nationally and in Upstate South Carolina, due in large part to the continued uncertainty following the terrorist attacks of September 11, 2001 and the United States' presence in Iraq. Across the Company's market, unemployment numbers rose as businesses reacted to a weakened manufacturing sector. Management believes that, although the economy has begun to show signs of improvement, the residual impact of both the weakened manufacturing sector and the increased job losses and personal bankruptcies of recent years continued to impact the classified assets balances within both the commercial, financial, and agricultural portfolio and the real estate portfolio during the first quarter of 2004. The slight decline in classified assets within the general consumer portfolio is contributed to the loan quality within the current portfolio believed by management to contain higher-quality indirect loans than the portfolio has seen in recent years.

Management periodically reviews its loan portfolio and has, in the opinion of management, appropriately classified and established Allowances against all assets requiring classification under the regulation. See Allowance for Loan Losses for additional discussion regarding established Allowances.

The following table illustrates trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands). The quarter ended March 31, 2003 is included as a comparison for 2004 non-annualized amounts.

	At March 31,		At December 31,
	2004	2003	2003

Nonaccrual loans	$3,236	3,578	3,828
Total nonperforming loans	3,236	3,578	3,828
Other real estate owned	3,239	2,548	2,170
Repossessed automobiles	166	98	243
Total nonperforming assets	$6,641	6,224	6,241

Loans past due 90 days and still accruing (1)	$104	187	212

Total nonperforming loans as a percentage of
of loans (2)	0.46%	0.55	0.55

Total nonperforming assets as a percentage
of loans, other real estate owned, and repossessed
automobiles (2)	0.93	0.96	0.90

Allowance for loan losses as a
percentage of nonperforming loans	2.38x	1.89	1.95

(1) Substantially all of these loans are credit card loans.
(2) Calculated using loans, net of unearned, excluding mortgage loans held for sale.

Although the Company experienced a decline in nonperforming loans from December 31, 2003 to March 31, 2004, there was relatively little change in the mix. At December 31, 2003, nonperforming loans were comprised of 71.0% of loans secured by real estate, 17.7% of commercial and industrial loans, and 11.3% of loans to individuals for household, family, and other personal expenditures. At March 31, 2004, nonperforming loans were comprised of 65.0% of loans secured by real estate, 24.4% of commercial and industrial loans, and 10.6% of loans to individuals for household, family, and other personal expenditures. Management believes the decreases of nonperforming loans over the time periods noted are a reflection of management's more aggressive approach to managing loans.  Prior to recent times that have experienced increased bankruptcies and job losses, more flexibility was given for borrowers to make payments when they became delinquent. However, in response to the current economic times in which the Company operates, the Company has applied more strict collection policies to such loans.  When the probability of future collectibility on nonaccrual loans declines from possible to probable, the Bank proceeds with measures to remedy the default, including commencing foreclosure action, if necessary.  As such, synonymous with the decrease in nonaccrual loans at March 31, 2004 from December 31, 2003 is the increase in other real estate owned over the same periods.  As the probability of future collectibility on nonaccrual loans declined from possible to probable during the first quarter of 2004, the Bank proceeded with measures to remedy the default, through commencing foreclosure action. Real estate and personal property acquired by the Bank as a result of repossession, foreclosure, or by deed in lieu of foreclosure is classified within other assets on the consolidated balance sheet until such time that it is sold. See Other Assets for a complete discussion of this portfolio. Of the $1.2 million added to the real estate acquired in the settlement of loans portfolio during the first three months of 2004, $928 thousand was concentrated within two commercial real estate properties.  In accordance with the Company's policy, appraisals were obtained on both properties at the time that they were transferred into the real estate portfolio.  Based on current information available to management at March 31, 2004, it is believed that both properties were recorded at the lower of cost or estimated fair market value less cost to sell.

Until sectors of the economy improve (employment, consumer spending, etc.), credit quality indicators will remain volatile. While current economic data seems to be signaling improvement, the outlook remains uncertain.  The Allowance model and the inputs required are discussed in Allowance for Loan Losses. Assessing the adequacy of the Allowance requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which management believes to be reasonable based on the information available to them at the time such assumptions are made. Management believes, however, that, although the Company has seen an increase in both nonperforming and classified assets at March 31, 2004 from December 31, 2003, loss exposure in the Company's loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy.  Accordingly, management believes the Allowance as of March 31, 2004 is adequate based on its assessment of probable losses and available facts and circumstances then prevailing.  Additionally, management believes that there will always remain a core level of delinquent loans, nonperforming assets, and classified assets from normal lending operations.  To this end, long-term Bank goals include the management of problem assets.

Allowance for Loan Losses
The Allowance is maintained at a level that management believes is sufficient to cover inherent losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. An Allowance model is used that takes into account factors including the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system as described in Loan Portfolio), historical asset quality trends including, but not limited to, previous loss experience ratios, management's assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades continue to be proper based on the definition of such classification. The value of underlying collateral is also considered during this analysis. The resulting monthly Allowance model and the related conclusions are reviewed and approved by senior management. The analysis of Allowance adequacy includes consideration for loan impairment.

The fair value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments. Likewise, such instruments are not included in the assumptions related to the Allowance model.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component. The allocated component is based principally on current loan grades and historical loss rates. The unallocated component estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. These analyses include, but are not necessarily limited to, industry concentrations, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, management monitors trends within the portfolio, both quantitative and qualitative, in order to assess the reasonableness of the unallocated component.

The Allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

The Allowance totaled $7.7 million and $7.5 million, and $6.8 million, at March 31, 2004, December 31, 2003 and March 31, 2003, respectively representing 1.09%, 1.08%, and 1.05% of total loans, less mortgage loans held for sale, for the same periods.

The following table sets forth the activity in the Allowance at and for the dates indicated (dollars in thousands). The quarter ended March 31, 2003 is included as a comparison for 2004 non-annualized amounts. Please note that losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the quarters ended March 31,		At and for the year ended December 31,
	2004	2003	2003

Allowance at beginning of period	7,463	6,402	6,402

Net charge-offs:
Loans charged-off	569	588	2,747
Less: loans recovered	48	57	208
	521	531	2,539

Additions to reserves through provision	750	900	3,600

Allowance at end of period	$7,692	6,771	7,463

Average loans excluding mortgage
loans held for sale	$697,478	630,452	659,683

Loans, net of unearned, excluding
mortgage loans held for sale	706,999	646,628	693,213

Net charge-offs as a % of average loans
excluding mortgage loans held for
sale (annualized, where applicable)	0.30%	0.34	0.38

Allowance as a % of loans, net of unearned,
excluding mortgage loans held for sale	1.09	1.05	1.08

Total net loan charge-offs decreased slightly to $521 thousand for the three months ended March 31, 2004 from $531 thousand for the same three month period of 2003. The decline in charge-offs over these periods was the result of declines in net charge offs within the one to four family residential portfolio and the commercial and industrial portfolio offset by increases in the nonresidential mortgage portfolio and the credit card and other consumer loan portfolios.  Annualized quarter ended March 31, 2004 net charge-offs total $2.1 million compared with net charge-offs for the year ended December 31, 2003 of $2.5 million.  When comparing these periods decreases were experienced within the commercial and industrial and real estate loans secured by first liens offset by increases in other consumer net charge-offs (other than credit cards).  These fluctuations can be attributed to the low interest rates environment, which has led to increased consumer debt incurrence and refinancing, and the recent indication that the economy is beginning to recover from recent uncertain times which in turn impacts job opportunities within our communities making consumers better able to service their debt.

Based on the current economic environment and other factors that impact the assessment of the Company's allowance for loan losses as discussed above, management believes that the Allowance at March 31, 2004 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. See Loan Portfolio for discussions of factors impacting management's assessment of the allowance for loan losses. Although increases were experienced in both nonperforming assets and classified assets from December 31, 2003 to March 31, 2004, management believes that loss exposure in the Company's loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy.  Accordingly, management believes the Allowance at March 31, 2004 is adequate based on its assessment of probable losses and available facts and circumstances then prevailing.  Management's judgments regarding Allowance model inputs, which are believed to be reasonable, may or may not prove valid in the future. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance allocation or that future increases in the Allowance will not be required, adversely impacting the operating results of the Company.

Other Assets
At March 31, 2004, other assets totaled $17.3 million compared with $16.1 million at December 31, 2003, an increase of 7.7%.

At March 31, 2004, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage-servicing rights totaling $2.5 million, pension plan assets totaling $2.9 million, other real estate owned totaling $3.2 million, and $4.1 million of intangible assets.

At December 31, 2003, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage-servicing rights which totaled $2.6 million, pension plan assets totaling $2.6 million, other real estate owned totaling $2.2 million, and $4.2 million of intangible assets.

In August 2002, the Bank established a reserve account with Travelers Express, its third party official check vendor.  Prior to that time, Travelers Express paid checks and the Bank remitted the forwarded balance the following day, which resulted in payment of one day's interest to Travelers Express on the forwarded funds.  The Company established this reserve account in order to eliminate the need for forwarded funds thereby eliminating interest payments to Travelers Express.

See Note 2 of Notes to Consolidated Financial Statements contained herein for discussion of the Company's mortgage-servicing rights asset.

See Note 5 of Notes to Consolidated Financial Statements contained herein for discussion of the Company's noncontributory defined benefit pension plan.

Real estate acquired by the Bank as a result of repossession, foreclosure, or by deed in lieu of foreclosure is classified within other assets on the consolidated balance sheet until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value less cost to sell at the date of acquisition, with any resulting write downs being taken through the Allowance. Any subsequent write downs are taken through the consolidated statement of income. Costs relating to the development and improvement of such property are capitalized, and costs relating to holding the property are charged to expense. Generally, any interest accrual on such loans would have ceased when the loan became 90 days delinquent as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The following table summarizes the changes in the Bank's real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of each period, provision charged to income, and losses charged to the Allowance (in thousands). The quarter ended March 31, 2003 is included as a comparison for 2004 non-annualized amounts.

	At and for the quarters		At and for the year
	ended March 31,		ended December 31,
	2004	2003	2003
Balance, at beginning of period	$2,170	2,468	2,468
Add: New real estate acquired in settlement of loans	1,155	169	1,595
Less: Sales of real estate acquired in settlement of loans	37	54	1,534
Less: Losses charged to the Allowance	29	35	191
Less: Provision charged to expense	20	--	168
Balance, at end of period	$3,239	2,548	2,170

Due to the relatively low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate substantially on a quarterly basis.  Fluctuations of these balances relate primarily to current economic conditions, which directly impact the borrower's ability to service their debt. Of the $1.2 million added to the real estate acquired in the settlement of loans portfolio during the first three months of 2004, $928 thousand was concentrated within two commercial real estate properties.  In accordance with the Company's policy, appraisals were obtained on both properties at the time that they were transferred into the real estate portfolio.  Based on current information available to management at March 31, 2004, it is believed that both properties were recorded at the lower of cost or estimated fair market value less cost to sell.

See Note 3 of Notes to Consolidated Financial Statements contained herein for discussion of the Company's finite and infinite life intangible assets.

Deposits
Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets strategic targets for net growth in deposit accounts annually and has directed many efforts toward cross-selling thereby increasing the products per banking relationship. Management believes that this is consistent with the Company's vision to provide superior customer service. During the first three months of 2004, the Company continued to place emphasis on the growth of core deposits.

The Company's traditional deposit accounts increased $7.1 million during the first three months of 2004. Management believes that conditions in fiscal 2004, 2003, and 2002 were favorable for deposit growth as a result of factors such as the low returns on investments and mutual funds that may have increased traditional deposit inflows. Such favorable conditions were greater in 2002 in the wake of the 2001 terrorist attacks. As the economy started to show signs of improvement in 2003 coupled with the low interest rates offered on many deposit accounts, investors began to regain some confidence, which is reflected by the slowing growth in the deposit portfolio when comparing with the growth during the first three months of 2004 to the growth during the first three months of 2003. The Company's average cost of these traditional deposits for the quarter ended March 31, 2004 was 1.50% compared with 1.85% for the quarter ended March 31, 2003. The average cost of traditional deposits for the year ended December 31, 2003 was 1.70%. Core deposits, which include checking accounts, money market accounts, and savings accounts, grew by $15.6 million during the first three months of 2004, or 3.7%, while higher costing time balances decreased by $8.5 million, or 2.4%.  The decline in time balances is the result of increased consumer confidence, which often results in consumers reallocating investments to less conservative investment options. At March 31, 2004, total traditional deposits as a percentage of liabilities were 95.1% compared with 93.4% at December 31, 2003.  Contributing to this increase was the decline during the first three months of 2004 in the Company's federal funds purchased position. See Borrowings for further discussion of this decline.

The composition of the traditional deposit portfolio at March 31, 2004 follows: time accounts 44.6%, checking accounts 38.2%, money market accounts 11.3%, and savings accounts 5.9%.  Although the Company saw growth within the traditional deposit portfolio from December 31, 2003 to March 31, 2004, there was relatively little change in the mix of these deposit accounts.

Borrowings
The Company employs additional sources, in addition to traditional deposits, to supplement its supply of lendable funds and assist in meeting deposit withdrawal requirements. Retail repurchase agreements, commercial paper, and federal funds purchased serve as the Company's primary sources of such funds. The following table reflects the Company's borrowings composition for the periods indicated (in thousands).

	At March 31,	At March 31,	At December 31,
	2004	2003	2003
Retail repurchase agreements	$18,126	16,261	13,525
Commercial paper	16,339	16,965	16,170
Federal funds purchased	--	--	18,000
Total borrowings	$34,465	33,226	47,695

Borrowings decreased $13.2 million during the first three months of 2004 primarily resulting from the Company's reduction of its federal funds purchase position made possible by the liquidation of a portion of the Company's investment security portfolio.

Other Liabilities
At March 31, 2004, other liabilities totaled $5.8 million compared with $6.6 million at December 31, 2003, a decline of 13.2%.

The decrease in other liabilities at March 31, 2004 compared with December 31, 2003 of $875 thousand results from fluctuations in several accounts. Accrued income taxes, including both current and deferred income taxes, increased approximately $743 thousand at March 31, 2004 compared to December 31, 2003 based on the timing of tax payments over the two periods. Taxes relating to the unrealized gain on investment securities available for sale increased approximately $303 thousand due to an increase in the unrealized gain on available for sale securities at March 31, 2004 from December 31, 2003. Offsetting these increases was a decline in expenses accrued but unpaid of $1.3 million between December 31, 2003 and March 31, 2004 resulting primarily from the payment of officer bonuses that were accrued at December 31, 2003 and paid in January 2004. The majority of the remaining fluctuation in other liabilities between December 31, 2003 and March 31, 2004 relates to decreases in mortgage lending related accounts, primarily the mortgage-servicing clearing account, which decreased $804 thousand at March 31, 2004 from December 31, 2003.  The volume of mortgage loans held for sale and the timing of funding loans sold impact this account.

Capital Resources and Dividends
Shareholders' equity totaled $74.7 million and $72.0 million at March 31, 2004 and December 31, 2003, respectively.  Shareholders' equity as a percentage of total assets was 8.4% at March 31, 2004 and 8.0% at December 31, 2003.  During the first three months of 2004, shareholders' equity was impacted by the retention of earnings, by stock option activity, and by increases in comprehensive income. Cash dividends declared and paid during the first quarter 2004 offset these increases. The consolidated statements of changes in shareholders' equity and comprehensive income contained herein provide detail of the changes in stockholders' equity components during the first three months of 2004.

During the first quarter of 2004, the dividend payout ratio was 28.9% compared with a payout ratio of 26.2% during the same period of 2003. For the year ended December 31, 2003 the dividend payout ratio was 29.5%. Cash dividends per share for the first quarter of 2004 totaled $0.14, an increase of 16.7% over dividends per share for the same quarter of 2003 of $0.12. The amount of dividends per share declared is dependent on the Company's earnings, financial condition, capital position, and such other factors, as the Board may deem relevant. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to Bancshares.

Palmetto Bancshares Inc.'s book value per share was $11.92 at March 31, 2004 compared with $11.49 at December 31, 2003 and $11.02 at March 31, 2003.

Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined in the regulation) and to average assets.  At March 31, 2004, the Company and the Bank were each categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There have been no conditions or events of which management is aware since March 31, 2004 that would change the Company's or Bank's classification.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2004
Total capital to risk-weighted assets
Company	$76,499	10.36%	$59,062	8.00%	N/A	N/A
Bank	76,370	10.34	59,064	8.00	$ 73,831 10.00%

Tier 1 capital to risk-weighted assets
Company	$68,807	9.32%	$29,531	4.00%	N/A	N/A
Bank	68,678	9.30	29,532	4.00	$ 44,298 6.00%

Tier 1 capital to average assets
Company	$68,807	7.77%	$35,429	4.00%	N/A	N/A
Bank	68,678	7.75	35,439	4.00	$ 44,299 5.00%

For further discussion of the Bank's and Bancshares' capital regulatory requirements, see Supervision and Regulations contained in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Derivatives and Hedging Activities

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes any derivatives as either assets or liabilities on the consolidated balance sheets and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative instruments expose a Company to credit and market risk. Credit risk, the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive since this generally indicates that the counterparty owes the Company. When the fair value of the derivative contract is negative no credit risk exists since the Company would owe the counterparty. Credit risk in derivative instruments can be minimized by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse impact on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. Establishing and monitoring limits as to the types and degree of risk that may be undertaken can manage market risk associated with interest rate contracts. Any market risk associated with derivatives used for interest rate risk management is fully incorporated into the Company's interest rate sensitivity analysis.

The only derivative activity in which the Company engages is commitments to originate fixed rate mortgage loans held for sale where the purchasing party undertakes the interest rate lock risk.  Accordingly, no interest rate risk is involved in such transactions. Commitments are generally recorded at their fair value at the date of contract.  The fee collected for such commitments determines such fair values.

The Company's accounting policies related to derivative and hedging activities are discussed in Note 1 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk. The Company uses such transactions for general corporate purposes or for customer needs. Corporate purpose transactions are those used to manage customers' requests for funding.

The Company's off-balance sheet arrangements, which principally include lending commitments, are described below. At March 31, 2004, the Company had no interests in non-consolidated special purpose entities. Neither Bancshares nor the Bank is involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

The Bank makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. The Company provides these lending commitments to customers in the normal course of business and applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings.

Generally, unused loan commitments are at adjustable rates that fluctuate with the prime rate or are at fixed rates that approximate market rates.

The table set forth below illustrates the Company's issued commitments to extend credit loan commitments and unused credit card lines at March 31, 2004 (in thousands).

Home equity loans	$32,907
Credit cards	39,433
Commercial real estate development	50,491
Other unused lines of credit	32,552
Total unused commitment and unused credit card lines	$155,383

Standby letters of credit	$4,137

Outstanding commitments on mortgage loans not yet closed, the majority of which include interest rate lock commitments, amounted to approximately $6.1 million at March 31, 2004. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held consists of residential properties. The Company originates and services mortgage loans. All of the Company's loan sales within the first three months of 2004 were without provision for recourse.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party, or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less. At March 31, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as the Company believes the likelihood that it will have to perform under such contracts is not likely. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 was $4.1 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at March 31, 2004.

The Company originates and services mortgage loans. Mortgage loans serviced for the benefit of others amounted to $272.1 million at March 31, 2004.  Such loans totaled $269.9 million at December 31, 2003.

Liquidity
The term liquidity refers to the ability of the Company to generate adequate amounts of cash to meet Company needs. Management determines the desired level of liquidity for the Company in conjunction with the Company's Asset-Liability Committee. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans, and the Committee's assessment of the Company's ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company's needs.

The Bank's liquidity is impacted by its ability to attract and retain deposit accounts, activity in and sales from its investment security and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Bank's reputation among the communities it serves. The Company's deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate significantly from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities. Approximately 38% of the investment securities portfolio was pledged to secure liabilities as of March 31, 2004 as compared with 54% at December 31,2003. The Company feels the risk that demand for the Company's products and services would reduce the availability of cash from operations is not significant given the industry in which the Company operates. Although rapid technological change could present risks in this area, the Company feels as though it stays current on such changes. To review how these and other factors have impacted liquidity, see consolidated statements of cash flow contained herein.

Due to the fact that the Company's sources of liquidity are often subject to various uncertainties beyond its control, as a measure of protection, the Company has alternative funding sources that have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At March 31, 2004, the Bank had unused short-term lines of credit totaling of $37 million.

During fiscal 1999, the Federal Home Loan Bank (the "FHLB") instituted a general policy of limiting borrowing capacity to a percent of assets regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances of approximately $89 million at March 31, 2004 based on its current approved cap. The FHLB requires that securities, qualifying single-family mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB ($89 million as discussed above) assumes that the Bank's $2.1 million investment in FHLB stock, as well as certain securities and qualifying mortgages, would be pledged to secure any future borrowings.

The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At March 31, 2004, the Company's liquidity ratio was 13%. Management believes that the Company's liquidity sources during the first three months of 2004 were adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

Management's review at December 31, 2003 (which analyzes the forward-looking twelve-month period) concluded that its sources of liquidity appeared adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.  During the first three months of 2004, management was aware of no conditions or events that would change this conclusion.

Bancshares' cash needs include general operating expenses and the payment of dividends and interest on borrowings.  Bancshares declared and paid cash dividends totaling $0.14 per share during the first three months of 2004.  Although there can be no guarantee that additional dividends will be paid in 2004, the Company plans to continue its quarterly dividend payments.

EARNINGS REVIEW - COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Overview
Net income for the three months ended March 31, 2004 totaled $3.0 million, up 4.4% compared with $2.9 million for the first quarter of 2003. Earnings per diluted share for first quarter 2004 were $0.48, a 6.7% increase from $0.45 per diluted share in the first quarter 2003. Earnings per basic share for the first quarter 2004 were $0.48, a 4.3% increase from $0.46 per basic share for first quarter 2003.

Average common shares outstanding on a diluted basis were 6,365,180 for first quarter 2004, down 1.8% from 6,482,699 for first quarter 2003. Average common shares outstanding on a basic basis were 6,264,069 for first quarter 2004, down from 6,326,698 for first quarter 2003.

The Company's earnings increased during the first three months of 2004 as compared to the same period of 2003 due to several factors. Although the Company's net yield on interest-earning assets, fully tax equivalent, declined to 4.85% for the first quarter of 2004 from 5.26% for the first quarter of 2003, net interest income, fully tax equivalent, increased slightly over the periods. Net interest income after the provision for loan losses for the three months ended March 31, 2004 and 2003 was $9.0 million and $8.9 million, respectively, an increase of 1.3%.  Noninterest income for the three months ended March 31, 2004 totaled $3.7 million, up 8.4% compared with $3.4 million for first quarter 2003. Noninterest expense for the three months ended March 31, 2004 increased $236 thousand from the three months ended March 31, 2003.

For the three months ended March 31, 2004 the Company reported return on average equity of 16.44% and return on average assets of 1.37%.

Net Interest Income
Net interest income is the difference between gross interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-bearing liabilities and represents the largest component of earnings for the Company. The net yield on interest-earning assets measures how effectively a company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates earned and paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

The Company's net yield on interest-earning assets may be affected by many factors. Competition for deposit funds within the Company's markets range from many well-established national and regional banks and large credit unions to many smaller local banks. The general level and direction of interest rates and national monetary policy also impact consumer deposit patterns and, thus, impact the Company's ability to utilize retail sources of funds.

The following table presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the quarters ended March 31 (dollars in thousands).

	For the quarters ended March 31,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$ 5,838	$ 15	1.03%	$ 11,559	$ 35	1.23%
Federal Home Loan Bank stock and deposits	2,606	19	2.93	2,128	23	4.38
Nontaxable investment securities (1) (3)	54,757	751	5.52	34,357	569	6.72
Taxable investment securities (3)	60,540	445	2.96	77,590	625	3.27
Loans, net of unearned (2)	703,536	11,271	6.44	642,458	11,543	7.29
Total interest-earning assets	827,277	12,501	6.08	768,092	12,795	6.76

Noninterest-earning assets
Cash and due from banks	27,514			29,564
Allowance for loan losses	(7,493)			(6,540)
Premises and equipment, net	21,876			19,779
Accrued interest	3,827			4,109
Other assets	17,084			15,777
Total noninterest-earning assets	62,808			62,689

Total assets	$890,085			$830,781

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$263,526	$ 225	0.34%	$240,097	$ 304	0.51%
Savings	44,207	31	0.28	39,277	39	0.40
Time	349,993	2,201	2.53	331,553	2,440	2.98
Total interest-bearing deposits	657,726	2,457	1.50	610,927	2,783	1.85
Other interest-bearing liabilities	40,139	65	0.65	34,073	48	0.57
Total interest-bearing liabilities	697,865	2,522	1.45	645,000	2,831	1.78

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,755			107,944
Other noninterest-bearing liabilities	5,528			8,640
Total noninterest-bearing liabilities	118,283			116,584

Total liabilities	816,148			761,584

Shareholders' equity	73,937			69,197

Total liabilities and shareholders' equity	$890,085			$830,781

NET INTEREST INCOME (FTE) (1) / NET YIELD ON		$ 9,979	4.85%		$9,964	5.26%
INTEREST-EARNING ASSETS (FTE)

Tax-equivalent adjustment (3)		$ 240			$188

(1)			Yields on nontaxable securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of
32% and 33% for the quarters ended March 31, 2004 and 2003, respectively. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $240 and $188 for the 2004 and 2003 periods, respectively.
(2)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(3)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Fully tax-equivalent net interest income for the quarter ended March 31, 2004 increased $15 thousand, or 0.2%, to $10.0 million from the quarter ended March 31, 2003.The fully tax-equivalent net yield on interest-earning assets decreased to 4.85% for the quarter ended March 31, 2004 from 5.26% for the quarter ended March 31, 2003.

The fact that the fully tax-equivalent net interest income remained relatively unchanged for the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. The Company's weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities shown in the previous table are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. As short-term market interest rates have declined, the Company's interest-sensitive liabilities repriced to an average cost of 1.45% during the first quarter of 2004 from an average cost of 1.78% during the first quarter of 2003. Average yields on interest-earning assets declined to 6.08% from 6.76% over the same periods. The decline of the weighted average yield on interest-earning assets during first quarter 2004 over first quarter 2003 was primarily the result of the decreasing yields of the loan portfolio, which was a direct result of the interest rate environment.  This decline was only partially offset by repricing deposit accounts at lower rates. The weighted average yield of the loan portfolio decreased from 7.29% for first quarter 2003 to 6.44% during the first quarter of 2004.

The underlying factor for the changes in the yields and rates on interest-earning assets and interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee during the past 39 months. From January 2001 through March 2004, the Federal Reserve cut interest rates 5.50%.  Variable rate loans typically reprice immediately following changes in interest rates by the Federal Reserve.

Average interest-earning assets grew $59.2 million, or 7.7%, to $827.3 million for first quarter 2004 from $768.1 million for first quarter of 2003, primarily from the growth of loans only partially offset by a decline in the Company's average federal funds sold. Average loans, including mortgage loans held for sale, were $703.5 million for first quarter 2004 compared with $642.5 million for first quarter 2003. Average interest-bearing traditional deposits increased from $610.9 million for first quarter 2003 to $657.7 million for first quarter 2004. Average other interest-bearing liabilities increased to $40.1 million from $34.1 million over the same periods. Fluctuations in these average balances are typically simultaneous with fluctuations in financial statement balances as noted in respective sections of this report.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the allowance for loan losses at an adequate level defined by the Company's Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loan charge-offs, recoveries, and other factors that impact management's assessment of the adequacy of the Allowance. Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which, in management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $750 thousand and $900 thousand for the three months ended March 31, 2004 and 2003, respectively.  The Allowance at the same periods was $7.7 million and $6.8 million and represented 1.09% and 1.05% of loans less mortgage loans held for sale.

Net charge-offs during the first three months of 2004 totaled $521 thousand, or 0.30% of average net loans less mortgage loans held for sale, compared with $531 thousand during the first three months of 2003, or 0.34% of average net loans less mortgage loans held for sale. The decline in charge-offs over the periods presented was the result of declines experienced in net charge offs within the one to four family residential portfolio and the commercial and industrial portfolio offset by increases in the nonresidential mortgage portfolio and the credit card and other consumer loan portfolios.  Management credits this decline to their efforts over recent years toward reducing the number of lower-quality loans in the loan portfolio.  As expected, as the lower quality loans seasoned, the level of resulting charge-offs initially increased. However, as a result of management's efforts, charge-offs within the loan portfolio have begun to decline, as noted above, since this time. Annualized net charge-offs at March 31, 2004 total $2.1 million compared with net charge-offs for the year ended December 31, 2003 of $2.5 million.  Resulting from this recent credit quality initiative, management believes the loans in the current portfolio to be higher-quality loans, although a normal balance of inherent risk remains.  See Balance Sheet Review - Allowance for Loan Losses for additional information regarding the Company's net charge-offs and discussion of such factors and their impact on the allowance for loan losses and provision for loan losses.

In addition to decreased net charge-offs impacting the current quarter's provision for loan losses decline, the decline in nonperforming loans also played a role in this decline.  These factors were offset slightly by the impact of the growth within the loan portfolio over the periods as well as the increase experienced in real estate and personal property acquired in settlement of loans and classified assets.  Management's analysis of these factors and the impact of these factors on the allowance for loan losses and the provision for loan losses for the quarter ended March 31, 2004 resulted in a provision for loan losses for the first quarter of 2004 of $750 thousand.  Although this provision reflects a $150 thousand decline from that booked during the first quarter of 2003, the Allowance as a percentage of net loans less mortgage loans held for sale increased from 1.05% at March 31, 2003 to 1.09% at March 31, 2004.

Noninterest Income and Expense
Noninterest income for the three months ended March 31, 2004 totaled $3.7 million, up 8.4% compared with $3.4 million for first quarter 2003. Noninterest expense for the three months ended March 31, 2004 increased $236 thousand from the three months ended March 31, 2003.

The increase in noninterest income during the quarter ended March 31, 2004 over the quarter ended March 31, 2003 was the result of fluctuations in several financial statement captions.  Service charges on deposit accounts increased $79 thousand, or 3.9%, over the periods noted, while net fees for trust and brokerage services increased $72 thousand, or 12.0%.  Additionally, mortgage banking income increased $65 thousand, or 65.0% during the first quarter 2004 over the same quarter 2003.

Service charges and fees on deposit accounts comprise a significant component of other noninterest income comprising 56.0% of noninterest income during the first quarter of 2004. This increase can be directly attributed to the growth of deposit accounts. Also contributing to the significance of this financial statement caption as a percentage of noninterest income was the introduction of an automatic overdraft product offered to certain deposit customers beginning in 2001. In conjunction with this product, a $29.00 fee is automatically charged to the customer's account each time an overdrawn check is written, up to a maximum overdraft amount of $500.00. Although management has seen an increase in charge-offs related to overdrawn accounts, the fee income generated from this product more than compensates for those charge-off increases. It is the Company's policy to automatically charge-off such accounts when they become 65 days past due. Management views deposit fee income as a critical component of profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area.

Net fees for trust and brokerage services include fees earned through the Bank's subsidiary, Palmetto Capital, and the Bank's trust department. At March 31, 2004, assets under Palmetto Capital's management totaled $123.8 million as compared to the assets under management at March 31, 2003 of $95.4 million. At March 31, 2004, assets under the trust department's management totaled $264.7 million as compared to the assets under management at March 31, 2003 of $229.1 million. The increase in fees earned correlates to the level of assets under management.

Mortgage banking income includes origination income, mortgage-servicing loss (net of the related amortization for the mortgage-servicing rights for portfolio mortgage loans), losses and recoveries related to the impairment of mortgage-servicing rights, and gains and losses on sales of portfolio mortgage loans. As management projected in its Annual Report on Form 10-K for the year ended December 31, 2003, due to the interest rate environment, the Company has experienced lower residential mortgage production than in recent years, resulting in reduced loan sale gains. Gains on sales of loans totaled $210 thousand for the three months ended March 31, 2004, down $129 thousand from the three months ended March 31, 2003. Offsetting this decline in gain on sale of loans was a decline in the amortization and impairment of mortgage-servicing rights.  Amortization of mortgage-servicing rights declined $181 thousand to $239 thousand for the three months ended March 31, 2004 over the three months ended March 31, 2003.  An impairment of mortgage-servicing rights of $46 thousand was required for the three months ended March 31, 2003, while no impairment was recorded during the first three months of 2004.

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

The increase within noninterest expense for the three months ended March 31, 2004 from the three months ended March 31, 2003 was the result of fluctuations in several accounts with the majority of the change accumulated within one financial statement line item, salaries and other personnel expense, which increased $145 thousand over the periods noted.  The increase in salaries and other personnel expense for the three months ended March 31, 2004 compared with the same period of 2003 is due to increased expenses related to medical insurance benefits provided to employees, life insurance premiums for executive officers, and the Company's defined benefit pension plan. Expenses related to employee medical insurance benefits increased $42 thousand over the first quarter of 2003 to $324 thousand.  Miscellaneous employee benefits, which include life insurance premiums for executive officers, increased $52 thousand over the first quarter 2003 to $126 thousand. Additionally, expenses related to the Company's noncontributory defined benefit pension plan increased $56 thousand during the first quarter of 2004 over the same quarter of 2003. Full-time equivalent employees at March 31, 2003 totaled 366 compared with 372 at March 31, 2004.

Income Taxes
Income tax expense attributable to income from continuing operations totaled $1.4 million for both the first quarter 2004 and the first quarter 2003. The effective income tax rate was 32% for first quarter 2004 and 33% for first quarter 2003.

ACCOUNTING AND REPORTING MATTERS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company.

In March 2004, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods, a policy consistent with the related international standard released and with convergence between the two sets of standards. The questions proposed at this point are how "share based payments" (to use the IASB term adopted by the FASB) should be valued and classified and the related implementation difficulties. The exposure draft addresses only accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Accounting for employee-stock-ownership-plan transactions (ESOPs) and awards to nonemployees will be taken up in a later phase of the project. Comments on the exposure draft are due by June 30, 2004.

In April 2004, a new Consensus of the FASB's Emerging Issues Task Force ("EITF") was released that defines a "participating security" for purposes of determining earnings per share and provides guidance on applying the two-class method for computing earnings per share. Some companies that issue participating securities will report lower earnings per share under the new guidance than under previous requirements.  The Consensus requires affected companies to retroactively restate EPS amounts presented. The Company anticipates that this Consensus will have no impact on the Company 's financial position or results of operations.

In April 2004, a new Consensus of the FASB's Emerging Issues Task Force was released which requires that companies carrying debt and equity securities at amounts higher than the securities' fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The new guidance effectively codifies the provisions of SEC Staff Accounting Bulletin No. 59 and creates a model that calls for many judgments and additional evidence gathering. The newly required disclosures add to those the EITF prescribed in an earlier decision on the same issue. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004, and the disclosure requirements for annual reporting periods ending after June 15, 2004. The Company will comply with the requirements of this technical literature for reporting periods and annual reporting periods ending after June 15, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Qualitative Disclosures
Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing, and investing activities that could potentially reduce net interest income in future periods. This risk can also be reflected in diminished current market values. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, such as credit and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. This risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Due to the fact that the net interest income of any financial institution is vulnerable to fluctuations in interest rates, the Company's management attempts to mitigate this vulnerability through effective Asset-Liability Management. Such Asset-Liability Management should maintain a balance between exposure to interest rate fluctuations and earnings. The Company defines Asset-Liability Management as the process by which the Company changes the mix, maturity, and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of change in market interest rates realizing that a sudden and / or substantial fluctuation in interest rates will impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company's goal then is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities through its Asset-Liability Management. Through Asset-Liability Management, the Company seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.

Appropriate overall balance sheet parameters and guidelines are influenced by general economic and banking conditions and by the Company's local market environment. Current parameters and guidelines of the Company 's Asset-Liability Committee include maintaining the loan to deposit ratio in a range of 75% to 90%, using an increase or decrease of 3% in the federal funds rate over a twelve month period as a trigger for minimizing exposure to interest rate shifts, maintaining a liquidity ratio as defined by regulators in a range of 10% to 25%, and maintaining a dependency ratio as defined by the regulators of 5% to 25%. It is noted that the projected negative impact on the Company's net interest income for the twelve-month period is not to exceed 20% although management may have to take corrective action during a period of sharply rising or falling interest rates. At March 31, 2004, the Company's loan to deposit ratio was 88%, which falls within the policy's permitted range of 75% to 90%, and the Company's liquidity ratio was 13%, which falls in the policy's permitted range of 10% to 25%.

Quantitative Disclosures
One tool the Company utilizes in assessing Asset-Liability Management is a simulation model used to analyze interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The Company's rate sensitive assets are those repricing within one year and those maturing within one year.  Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings.

The following table is a summary of the Company's one-year gap (dollars in thousands):
March 31, 2004
Interest-earning assets maturing or repricing within one year	$ 412,619
Interest-bearing liabilities maturing or repricing within one year	341,819
Cumulative gap	$ 70,800
Gap as a percentage of total assets	7.92%

The above analysis does not take i to account any prepayments on mortgages, consumer or other loans, or securities.  All maturities are stated in contractual terms.  The Company's interest-sensitive gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. Based on the Company's March 31, 2004 dynamic gap position in a one-year time period $412.6 million in interest-earning assets will reprice and approximately $341.8 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $70.8 million, or 7.92% of assets.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap suggests the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate-sensitive assets and liabilities. It must be understood, however, that such an analysis is as of the date noted and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate sensitivity to changes in interest rates.

The earnings statements reviewed monthly by management simulates the Company's consolidated balance sheets and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and variations that occur when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve-month period. Computation of the possible impact of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

In conjunction with the annual budgeting process for 2004, the Company projected a gradual increase in rates rather than an immediate change. This projection was made because rates typically change gradually over time rather than abruptly.

According to the model as of the end of the first quarter 2004, if interest rates rise by 300 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $3.3 million, or 8.1%. This model also shows that if interest rates rose by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $808 thousand, or 2.0%, and $1.8 million, or 4.6%, respectively. The model also shows that if interest rates dropped 300 basis points, net interest income would be adversely impacted by approximately $4.1 million, or 10.1%. Similarly, if interest rates dropped by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely impacted by approximately $1.3 million, or 3.1%, and $2.8 million, or 6.9%, respectively. The Asset-Liability Committee meets weekly to address such interest-pricing issues. The projected negative impact on the Company's net interest income for the twelve-month period does not exceed the 20% threshold prescribed by the Asset-Liability Committee's policy as noted previously.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of Bancshares' Chairman and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer (Chief Accounting Officer) and several other members of the Company's senior management as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Bancshares' Chairman and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer (Chief Accounting Officer) concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including Bancshares' Chairman and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls
During the first quarter of 2004, the Company did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, that control.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

(a)  Exhibits

31.1      L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2      Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On January 13, 2004, the Company filed a Form 8-K announcing the earnings release dated January 8, 2004, which included selected financial data for the quarter ended December 31,2003 and for select other previously reported periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/      L. Leon Patterson
 L. Leon Patterson
 Chairman and Chief Executive Officer
 Palmetto Bancshares, Inc.

/s/      Paul W. Stringer
 Paul W. Stringer
 Chairman and Chief Executive Officer
 (Chief Accounting Officer)
 The Palmetto Bank

Date:   May 10, 2004