Form 10-Q
period 2004-06-30
PALMETTO BANCSHARES INC
filed 2004-08-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,269,585

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,		December 31,
	2004	2003	2003
	(unaudited)
ASSETS
Cash and due from banks	$ 25,802	28,387	32,309
Federal funds sold	1,338	1,880	930
Cash and cash equivalents	27,140	30,267	33,239

Federal Home Loan Bank (FHLB) stock, at cost	2,122	1,868	1,868
Investment securities available for sale, at fair market value	152,209	115,380	128,930
Loans held for sale	4,033	12,963	6,399

Loans	719,043	666,627	693,213
Less allowance for loan losses	(7,983)	(7,022)	(7,463)
Loans, net	711,060	659,605	685,750

Premises and equipment, net	22,488	19,934	21,724
Accrued interest receivable	4,105	4,002	4,083
Other assets	18,337	15,937	16,086
Total assets	$ 941,494	859,956	898,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 122,463	120,343	115,982
Interest-bearing	662,395	624,062	655,766
Total deposits	784,858	744,405	771,748

Retail repurchase agreements	18,790	12,750	13,525
Commercial paper (Master notes)	15,197	19,676	16,170
Federal funds purchased	13,286	5,900	18,000
FHLB Advances	30,000	-	-
Other liabilities	4,808	5,119	6,647
Total liabilities	866,939	787,850	826,090

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,269,535, 6,351,339 and 6,263,210
at June 30, 2004 and 2003 and December 31, 2003, respectively.	31,348	31,757	31,316
Capital surplus	298	225	250
Retained earnings	43,525	38,260	39,454
Accumulated other comprehensive income (loss), net of tax	(616)	1,864	969
Total shareholders' equity	74,555	72,106	71,989

Total liabilities and shareholders' equity	$ 941,494	859,956	898,079

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the three months ended June 30,
	2004	2003
	(unaudited)
Interest income
Interest and fees on loans	$ 11,232	11,629
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	52	299
State and municipal	570	392
Mortgage-backed securities	391	181
Interest on federal funds sold	14	28
Dividends on FHLB stock	20	19
Total interest income	12,279	12,548

Interest expense
Interest on deposits, including retail repurchase agreements	2,413	2,688
Interest on securities sold under agreements to repurchase and
reverse repurchase agreements	32	-
Interest on federal funds purchased	12	8
Interest on FHLB Advances	45	-
Interest on commercial paper (Master notes)	22	29
Total interest expense	2,524	2,725

Net interest income	9,755	9,823

Provision for loan losses	750	900

Net interest income after provision for loan losses	9,005	8,923

Noninterest income
Service charges on deposit accounts	2,197	2,217
Net fees for trust and brokerage services	768	672
Mortgage banking income	161	(14)
Investment securities gains	-	186
Other	725	687
Total noninterest income	3,851	3,748

Noninterest expense
Salaries and other personnel	5,049	4,989
Occupancy	598	541
Furniture and equipment	855	839
Postage and supplies	273	409
Marketing and advertising	372	253
Telephone	187	188
Professional services	226	127
Other	1,194	1,329
Total noninterest expense	8,754	8,675

Income before income taxes	4,102	3,996

Provision for income taxes	1,306	1,288

Net income	$ 2,796	2,708

Share Data:
Net income - basic	$ 0.45	0.43
Net income - diluted	0.44	0.42
Book value	11.89	11.35

Weighted average common shares outstanding - basic	6,266,931	6,346,105
Weighted average common shares outstanding - diluted	6,381,267	6,498,919

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income
(in thousands, except share data)

	For the six months ended June 30,
	2004	2003
	(unaudited)
Interest income
Interest and fees on loans	$ 22,503	23,172
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	160	714
State and municipal	1,080	774
Mortgage-backed securities	729	390
Interest on federal funds sold	29	63
Dividends on FHLB stock	39	42
Total interest income	24,540	25,155

Interest expense
Interest on deposits, including retail repurchase agreements	4,893	5,492
Interest on securities sold under agreements to repurchase and
reverse repurchase agreements	32	-
Interest on federal funds purchased	31	12
Interest on FHLB Advances	45	-
Interest on commercial paper (Master notes)	45	52
Total interest expense	5,046	5,556

Net interest income	19,494	19,599

Provision for loan losses	1,500	1,800

Net interest income after provision for loan losses	17,994	17,799

Noninterest income
Service charges on deposit accounts	4,280	4,221
Net fees for trust and brokerage services	1,438	1,270
Mortgage banking income	326	86
Investment securities gains	108	281
Other	1,421	1,324
Total noninterest income	7,573	7,182

Noninterest expense
Salaries and other personnel	9,685	9,480
Occupancy	1,189	1,108
Furniture and equipment	1,738	1,652
Postage and supplies	594	805
Marketing and advertising	586	437
Telephone	369	372
Professional services	412	284
Other	2,427	2,547
Total noninterest expense	17,000	16,685

Income before income taxes	8,567	8,296

Provision for income taxes	2,741	2,686

Net income	$ 5,826	5,610

Share Data:
Net income - basic	$ 0.93	0.89
Net income - diluted	0.91	0.87
Book value	11.89	11.35

Weighted average common shares outstanding - basic	6,265,500	6,336,455
Weighted average common shares outstanding - diluted	6,379,006	6,483,582

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$ 5,826	5,610
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	2,066	2,616
Gain on sale of investment securities	(108)	(281)
Provision for loan losses	1,500	1,800
Origination of loans held for sale	(20,537)	(78,032)
Proceeds from sale of loans held for sale	23,229	77,594
Gain on sale of loans	(326)	(674)
Change in accrued interest receivable	(22)	144
Change in other assets	(1,524)	(1,264)
Change in other liabilities, net	(846)	(2,809)

Net cash provided by operating activities	9,258	4,704

Cash flows from investing activities
Purchase of investment securities available for sale	(60,920)	(44,453)
Proceeds from maturities of investment securities available for sale	6,287	12,278
Proceeds from sale and calls of investment securities available for sale	15,335	20,545
Principal paydowns on mortgage-backed securities available for sale	12,926	11,331
Purchase of Federal Home Loan Bank stock	(254)	(135)
Net increase in loans outstanding	(28,048)	(42,873)
Purchases of premises and equipment, net	(1,696)	(1,079)

Net cash used in investing activities	(56,370)	(44,386)

Cash flows from financing activities
Net increase in deposit accounts	13,110	22,414
Net increase (decrease) in securities sold under agreements to repurchase	5,265	(81)
Net increase (decrease) in commercial paper	(973)	4,837
Net increase (decrease) in federal funds purchased	(4,714)	5,900
Net increase (decrease) in FHLB advances	30,000	-
Proceeds from stock option activity	80	309
Dividends paid	(1,755)	(1,523)

Net cash provided by financing activities	41,013	31,856

Net decrease in cash and cash equivalents	(6,099)	(7,826)
Cash and cash equivalents at beginning of period	33,239	38,093

Cash and cash equivalents at end of period	$ 27,140	30,267

Supplemental Information
Cash paid during the period for:
Interest expense	$ 5,114	5,675
Income taxes	2,192	2,637

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available
for sale, pre-tax	$ (2,578)	307
Loans transferred to other real estate owned	1,238	608
Loans charged-off	1,046	1,262

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(in thousands, except share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2002	6,324,659	$ 31,623	50	34,173	1,675	67,521

Net income				5,610		5,610
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period, net
of tax effect of $227					362
Less: reclassification adjustment for gains included
in net income, net of tax effect of $108					(173)
Net unrealized gains on securities						189

Comprehensive income						5,799

Cash dividend declared and paid ($0.24 per share)				(1,523)		(1,523)
Stock option activity	26,680	134	175			309
Balance at June 30, 2003	6,351,339	$ 31,757	225	38,260	1,864	72,106

Balance at December 31, 2003	6,263,210	$ 31,316	250	39,454	969	71,989

Net income				5,826		5,826
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period, net
of tax effect of $951					(1,519)
Less: reclassification adjustment for gains included
in net income, net of tax effect of $42					(66)
Net unrealized losses on securities						(1,585)

Comprehensive income						4,241

Cash dividend declared and paid ($0.28 per share)				(1,755)		(1,755)
Stock option activity	6,325	32	48			80
Balance at June 30, 2004	6,269,535	$ 31,348	298	43,525	(616)	74,555

PALMETTO BANCSHARES, INC.
Notes To Consolidated Financial Statements

1.  GENERAL

Nature of Operations
Palmetto Bancshares is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), Bancshares engages in the general banking business through 30 retail branch offices in the Upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate"). Throughout this report, "Bancshares" shall refer to Palmetto Bancshares and subsidiaries, except where the context requires otherwise. The Bank was organized and chartered under South Carolina law in 1906.  Bancshares primarily operates through its wholly-owned subsidiary bank, the Bank, which represents its only reportable segment.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors, loans for business, real estate, and personal uses, safe deposit box rental, various electronic funds transfer services, telephone banking, and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and its mortgage banking operation meets a range of customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Bancshares.  In management's opinion, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for a fair presentation of the results for periods presented have been included.  Any such adjustments are of a normal and recurring nature. Assets held by the Bank in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such assets do not represent assets of the Bank.

The foregoing consolidated financial statements and related notes are prepared in accordance with the Securities and Exchange Commission's instructions for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included.  These statements should be read in conjunction with the financial statements and footnotes thereto included in Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications
Certain amounts previously presented in consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications have no impact on the prior years' net income or shareholders' equity as previously reported.

Accounting Estimates and Assumptions
The accounting and reporting policies of Bancshares conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its consolidated financial statements, management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets for the periods presented. In addition, such estimates and assumptions also impact the reporting amounts of income and expense during the reporting period as of the dates of the consolidated statements of income for the periods presented. Actual results could differ from these estimates and assumptions.  As such, the results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected in future periods.

Summary of Significant Accounting Policies
The significant accounting policies used by Bancshares for reporting within this quarterly report are consistent with the accounting policies followed for annual financial reporting as described in Note 1 of Notes to Consolidated Financial Statements included in Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003 with the following exception.  During the second quarter of 2004, Bancshares utilized advances from the Federal Home Loan Bank ("FHLB").  The related policy, which could significantly impact the determination of financial position, results of operations and cash flows, is summarized below.

FHLB Advances

FHLB advances are a source of funding which Bancshares uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Bank's unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Bancshares' short-term borrowings are defined as borrowings with maturities of one year or less when made. Long-term borrowings have maturities greater than one year when made. FHLB advances are used to fund a portion of loan demand and increases in investment securities in times of decreased funding provided by deposits. Both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. During the three month and six month periods ended June 30, 2004, the increase in borrowed funds was attributable to an increased reliance on short-term and long-term FHLB advances to support earning asset growth, including increases in investment securities.

2.   MORTGAGE SERVICING RIGHTS

The Bank originates both fixed rate and adjustable rate mortgage loans with terms generally ranging from 10 to 30 years.  The Bank's mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights retained. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.

Effective in the third quarter 2003, the Bank began utilizing the expertise of a third party to determine the value of mortgage servicing rights ("MSRs") as well as the related amortization and impairment of such rights. The external valuation utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Bank's mortgage servicing rights. In regard to the valuation obtained at June 30, 2004, management believes that the modeling techniques and assumptions used in conjunction with the valuation are reasonable.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, the third party evaluator stratifies mortgage servicing assets based on predominant risk factors in order to evaluate impairment. The Bank recognizes impairment as reported by the third party evaluator through a valuation allowance. Impairment calculated by the third party evaluator is the difference between the period end book value and the market value at the same point in time.

Amortization expense is calculated based on current available information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.

The tables set forth below summarize the changes in gross mortgage servicing rights during the three and six month periods ended June 30 (in thousands).

	For the three months ended June 30,
	2004	2003
Mortgage servicing rights, beginning of period	$ 2,568	2,128
Capitalized mortgage servicing rights	113	504
Amortization	(131)	(516)
Total mortgage servicing rights, end of period	$ 2,550	2,116

	For the six months ended June 30,
	2004	2003
Mortgage servicing rights, beginning of period	$ 2,607	2,070
Capitalized mortgage servicing rights	263	983
Amortization	(320)	(937)
Total mortgage servicing rights, end of period	$ 2,550	2,116

Amortization expense for MSRs for the twelve months ended December 31, 2003 totaled $1.1 million.

The tables set forth below summarize the activity impacting the valuation allowance for impairment of mortgage servicing rights during the three and six month periods ended June 30 (in thousands).

	For the three months ended June 30,
	2004	2003
Valuation allowance, beginning of period	$ 90	159
Aggregate additions charged and reductions credited to operations	69	87
Valuation allowance, end of period	$ 159	246

	For the six months ended June 30,
	2004	2003
Valuation allowance, beginning of period	$ 40	113
Aggregate additions charged and reductions credited to operations	119	133
Valuation allowance, end of period	$ 159	246

As management projected in its Annual Report on Form 10-K for the year ended December 31, 2003, due to the interest rate environment, residential mortgage production during the first six months of 2004 has declined compared with recent years, resulting in reduced loan sales.  As a result, mortgage servicing rights capitalized during the first six months of 2004 have also declined when compared with the same period of 2003. Mortgage loans originated totaled $7.0 million during the second quarter of 2004 compared with $41.3 million during the same quarter of 2003. Sales during the same periods totaled $9.5 million and $39.7 million, respectively.  The Bank expects lower origination and sales figures to continue due to higher mortgage loan rates. Although existing mortgage servicing rights continued to be amortized and evaluated for impairment, changes in current available market information regarding such facets of the portfolio as loan payments and prepayments have caused a decline in amortization and impairment during the six months ended June 30, 2004 when compared with the same period of 2003.  As noted above, during the three and six month periods ended June 30, 2004 amortization of mortgage servicing rights has outpaced the capitalization of new rights when compared with the same periods of 2003.

3.   INTANGIBLE ASSETS

Intangible assets with infinite lives are included in other assets on the consolidated balance sheets.  These assets totaled $3.7 million at June 30, 2004, December 31, 2003, and June 30, 2003.

Intangible assets with infinite lives are subject to periodic impairment tests in accordance with SFAS No. 142, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the reporting unit's goodwill is estimated by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower that its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Impairment valuations as of June 30, 2004 indicated that no impairment charge was required as of that test date, as the carrying amount of reporting units does not exceed implied fair value. As a result, no impairment loss was recorded during the six month period ended June 30, 2004.

The tables set forth below illustrate the activity of intangible assets with finite lives, which are comprised of customer list intangibles, included in other assets on the consolidated balance sheets, and the related amortization, included in other noninterest expense on the consolidated statements of income, during the three and six month periods ended June 30 (in thousands).

	For the three months ended June 30,
	2004	2003
Balance, beginning of period	$ 428	574
Amortization	36	37
Balance, end of period	$ 392	537

	For the six months ended June 30,
	2004	2003
Balance, beginning of period	$ 464	608
Amortization	72	71
Balance, end of period	$ 392	537

Amortization of intangible assets with finite lives totaled $144 thousand for the year ended December 31, 2003.

Amortization expense related to intangibles of $144 thousand is expected to be recorded for fiscal years 2004 and 2005, $48 thousand for fiscal years 2006 and 2007, $45 thousand for fiscal year 2008, and $33 thousand for fiscal year 2009.

4.   NET INCOME PER COMMON SHARE

Basic and diluted earnings per share have been computed based on net income presented in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended June 30,
	2004	2003

BASIC Average common shares outstanding (denominator)	6,266,931	6,346,105

DILUTED Average common shares outstanding	6,266,931	6,346,105
Dilutive potential common shares	114,336	152,814
Average diluted shares outstanding (denominator)	6,381,267	6,498,919

	For the six months ended June 30,
	2004	2003

BASIC Average common shares outstanding (denominator)	6,265,500	6,336,455

DILUTED Average common shares outstanding	6,265,500	6,336,455
Dilutive potential common shares	113,506	147,127
Average diluted shares outstanding (denominator)	6,379,006	6,483,582

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares as of that date.  At June 30, 2004, there were no option shares that were excluded from the calculation of diluted earnings, based on information available to management at that time.

5.   EMPLOYEE BENEFIT PLANS

Postretirement Benefits

Bancshares has a noncontributory defined benefit pension plan that covers all full-time employees who have at least twelve months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested at five or more years of service. No vesting occurs until five years of service has been achieved. The trust department administers the plan. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

The tables set forth below present the components of net period benefit cost during the three and six month periods ended June 30 (in thousands).

	For the three months ended June 30,
	2004	2003
Service cost	$ 119	136
Interest cost	139	152
Expected return on plan assets	(183)	(200)
Amortization of prior service cost	2	2
Amortization of the net loss	17	29
Net periodic benefit cost	$ 94	119

	For the six months ended June 30,
	2004	2003
Service cost	$ 267	272
Interest cost	302	305
Expected return on plan assets	(397)	(400)
Amortization of prior service cost	4	4
Amortization of the net loss	37	58
Net periodic benefit cost	$ 213	239

Bancshares previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it expected to contribute $1.3 million to its noncontributory defined benefit pension plan during 2004. During the three and six month periods ended June 30, 2004, $323 thousand and $335 thousand was contributed, respectively.

Stock Option Plan
At June 30, 2004, Bancshares had a stock-based employee and director option plan, which is described more fully in Note 12 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.  SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. Bancshares has elected to continue following APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. As such, no stock-based employee compensation cost has been reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions were required for financial statements for fiscal periods ending after December 15, 2002. Bancshares adopted this standard effective December 31, 2002 and has included the required interim disclosures herein.

The tables set forth below illustrate the impact the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income and earnings per share if Bancshares had applied them for the three and six month periods ended June 30 (in thousands, except share data).

	For the three months ended June 30,
	2004	2003
Net income, as reported	$ 2,796	2,708
Deduct: Total stock-based employee and director compensation expense determined under fair value-based methods for all awards, net of related tax effects	34	34
Pro forma net income	$ 2,762	2,674

Earnings per share
Basic - as reported	$ 0.45	0.43
Basic - pro forma	0.44	0.42

Diluted - as reported	$ 0.44	0.42
Diluted - pro forma	0.43	0.41

	For the six months ended June 30,
	2004	2003
Net income, as reported	$ 5,826	5,610
Deduct: Total stock-based employee and director compensation expense determined under fair value-based methods for all awards, net of related tax effects	67	61
Pro forma net income	$ 5,759	5,549

Earnings per share
Basic - as reported	$ 0.93	0.89
Basic - pro forma	0.92	0.88

Diluted - as reported	$ 0.91	0.87
Diluted - pro forma	0.90	0.86

In accordance with its 1997 Stock Compensation Plan, Bancshares granted 44,000 options during second quarter 2003 and 34,000 options during first quarter 2004. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004 and 2003, respectively: dividend yield of 2.7% and 2.6%, expected volatility of 18% for grants during both years, average risk-free interest rate of 4% for grants during both years, expected lives of 10 years, and a vesting period of five years. The weighted average fair value of options granted approximated $4.58 in 2004 and $4.38 in 2003. For purposes of the pro forma calculation, compensation expense is recognized on a straight-line basis over the vesting period.

In November 2003, the FASB issued a tentative decision related to fair value accounting of stock options requiring that all unvested options begin being expensed in 2005 financial statements, which included guidance on how equity-based awards will be valued, expensed, and classified. Bancshares anticipated at that time that the adoption of such decisions would have an impact on its financial position or results of operations although such impact could not be determined at that time.

In March 2004, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods, a policy consistent with the related international standard released and with convergence between the two sets of standards. The questions proposed at this point are how "share based payments" (to use the International Accounting Standard Board's ("IASB") term adopted by the FASB) should be valued and classified and the related implementation difficulties. The exposure draft addresses only accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Accounting for employee-stock-ownership-plan transactions (ESOPs) and awards to nonemployees will be taken up in a later phase of the project. Comments on the exposure draft were due by June 30, 2004.

On July 20, 2004, the House passed a bill that would prevent the Securities and Exchange Commission from putting into effect the FASB proposal to require companies to expense employee stock options. The legislation would require that public companies report only employee stock options granted to their CEOs and four highest-paid officers. Small businesses would be exempted from expensing options, and new public companies would be able to delay expensing for top executives during their first three years. The House also approved an amendment to the legislation to clarify that companies wishing to expense stock options voluntarily may continue to do so. A similar bill in the Senate is still under consideration. Due to the continually evolving nature of stock options and other stock-based compensation accounting, Bancshares will stay abreast of related literature and comply with any related requirements.

6.   BUSINESS SEGMENTS

Bancshares has one principal operating subsidiary, The Palmetto Bank, which is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. This subsidiary, by virtue of exceeding certain quantitative thresholds, is Bancshares' only reportable segment. The reportable segment also provides demand transaction accounts and time deposit accounts to businesses and individuals. The Palmetto Bank offers products and services primarily to customers in South Carolina. Revenues for The Palmetto Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, and other customer service fees. No single customer accounts for a significant amount of the revenues of the reportable segment.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of Bancshares.  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as in Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

COMPANY OVERVIEW

Palmetto Bancshares is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly-owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), Bancshares engages in the general banking business through 30 retail branch offices in the Upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate"). Throughout this report, "Bancshares" shall refer to Palmetto Bancshares, Inc. and subsidiaries, except where the context requires otherwise. The Bank was organized and chartered under South Carolina law in 1906.  Bancshares primarily operates through its wholly-owned subsidiary bank, the Bank, which represents its only reportable segment.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors, loans for business, real estate, and personal uses, safe deposit box rental, various electronic funds transfer services, telephone banking, and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and its mortgage banking operation meets a range of customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

WEBSITE AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

The Bank's website, www.palmettobank.com, includes a link to the Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval ("EDGAR") system which makes various reports filed with the Securities and Exchange Commission by Bancshares, including, but not limited to, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Ownership Reports filed in conjunction with Section 16, and amendments to such reports, available, free of charge.  These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission.  The Securities and Exchange Commission's EDGAR database may also be accessed through its website, www.sec.gov.

FORWARD-LOOKING STATEMENTS

In this report and in other reports and proxy statements filed with the Securities and Exchange Commission (the "SEC"), forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) are made. In addition, management may make forward-looking statements orally. Broadly speaking, forward-looking statements include, but are not limited to, projections of the revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives for future operations, products or services, forecasts of future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. Such statements give management's expectations about Bancshares' future and are not guarantees. Forward-looking statements speak only as of the date they are made, and no obligation is undertaken to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements included in future filings of Bancshares with the SEC, in press releases, and/or in oral and written statements made by or with the approval of Bancshares, which are not statements of historical fact, constitute forward-looking statements.

There are several factors, many beyond Bancshares' and its management's control, that could cause results to differ from expectations. Some of these factors include, but are not limited to,

  changes in economic and / or industry conditions and monetary policy;
  changes in interest rates, deposit rates, the net interest margin, and / or funding sources;
  market risk and inflation;
  risks inherent in making loans including repayment and collateral risk;
  volume of loan growth;
  the adequacy of the allowance for loan losses (the "Allowance") and the assessment of problem loans;
  the ability of Bancshares to meet its contractual obligations;
  fluctuations in consumer spending;
  competition in the banking industry and the related demand for banking products and services;
  dependence on senior management;
  technological changes;
  the ability to increase market share;
  the reliability of expense projections;
  risks associated with income taxes, including the potential for adverse adjustments;
  changes in accounting policies and practices;
  potential cost and impact of litigation; and
  the impact of recently-enacted or proposed legislation.

Many of these factors, as well as other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are discussed in more detail in the Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003. Any factor described in this Quarterly Report on Form 10-Q or in that Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect the business, financial condition, and / or results of operations of Bancshares. Additionally, there are factors that may not be described in this report that could also cause actual results to differ from expectations.

HIGHLIGHTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2004

Bancshares had $941.5 million in total assets and 30 branch offices in Upstate South Carolina at June 30, 2004. Bancshares operates primarily through the Bank, its subsidiary.

Bancshares derives interest income through traditional banking activities such as generating loans and earning interest on securities. Additional sources of income are derived from fees on deposit accounts and from our various lines of business including mortgage, brokerage, and trust management. Also, in conjunction with the management of its securities portfolio, income is recognized on the sale of bond and equity securities.

Improving the net interest margin is critical to Bancshares' strategy to grow earnings. However, the declining interest rate environment has continued to pressure loan yields. Bancshares has taken actions to supplement the net interest margin in recent times of declining loan yields. During 2003 the margin was impacted by lower effective yields on mortgage-backed securities due to increased amortization of premiums resulting from increased prepayment speeds of the underlying mortgages. Beginning in late 2003, the securities available for sale portfolio was restructured to assist in the stabilization of cash flows and the improvement the effective yields in the portfolio. This shift has continued during the first six months of 2004.  In addition, during the second quarter of 2004, Bancshares borrowed $30 million in FHLB advances in an effort to improve the net interest margin by employing these funds in higher yielding earning assets.

Net income for the quarter ended June 30, 2004 increased 3.2% to $2.8 million from $2.7 million in the comparable quarter of 2003. Basic earnings per common share increased 4.7% to $0.45 per common share for the current quarter compared to the June 2003 quarter. On a diluted basis, earnings per common share increased to $0.44 from $0.42 in the comparable 2003 quarter. For the same period, average diluted shares outstanding decreased 1.8%, principally as a result of a stock purchase during third quarter 2003.

For second quarter 2004, net interest income before the provision for loan losses, the primary source of revenue, was 60.5% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the three months ended June 30, 2004 decreased 0.7% over the same period in 2003, principally due to current interest rate environment in which the industry operates. Although increases relating to investment security income were seen during the three month period ended June 30, 2004 over the same period of 2003, these increases were more than offset by a decline in return on loans.

Noninterest income, particularly fee income from providing products and services that typically have not been deemed traditional banking activities, represents an additional opportunity for revenue growth. For the three month period ended June 30, 2004 noninterest income increased $103 thousand or 2.7%.  This increase was primarily the result of an increase in net fees for trust and brokerage services of $96 thousand and an increase in mortgage banking income over the same periods of $175 thousand.  These increases were partially offset by a decline in investment security gains of $186 thousand.

For the second quarter of 2004, noninterest expenses totaled $8.8 million, an increase of $79 thousand over second quarter 2003. Salaries and other personnel expense, the largest component of noninterest expense, accounted for approximately 57.7% of total noninterest expenses for the quarter ended June 30, 2004.

Net income for the six month period ended June 30, 2004 increased 3.9% to $5.8 million from $5.6 million in the comparable period of 2003. Basic earnings per common share increased 4.5% to $0.93 per common share for the current quarter compared to the six month period ended June 30, 2003. On a diluted basis, earnings per common share increased to $0.91 from $0.87 in the comparable 2003 period. For the same period, average diluted shares outstanding decreased 1.6%, principally as a result of a stock repurchase during third quarter 2003.

For the first six months of 2004, net interest income before the provision for loan losses, the primary source of revenue, was 60.7% of total revenues. Net interest income for the six months ended June 30, 2004 decreased 0.5% over the same period in 2003, principally due to current interest rate environment in which the industry operates. Although increases relating to investment security income were seen during the six month period ended June 30, 2004 over the same period of 2003, these increases were more than offset by a decline in return on loans.

Noninterest income, particularly fee income from providing products and services that typically have not been deemed traditional banking activities, represents an additional opportunity for revenue growth. For the six month period ended June 30, 2004 noninterest income increased $391 thousand or 5.4%.  This increase was primarily the result of an increase in net fees for trust and brokerage services of $168 thousand and an increase in mortgage banking income over the same periods of $240 thousand.  These increases were partially offset by a decline in investment security gains of $173 thousand.

For the first six months of 2004, noninterest expenses totaled $17.0 million, an increase of $315 thousand over same period of 2003. Salaries and other personnel expense, the largest component of noninterest expense, increased $205 thousand, or 2.2% over the periods noted. Also contributing to the increase in noninterest expense for the first six months of 2004 when compared with the first six months of 2003 was an increase in marketing and advertising expenses of $149 thousand, or 34.1% and an increase in expenses related to professional services of $128 thousand, or 45.1%.  These increases in noninterest expenses were offset by a decline in postage expense of $211 thousand, or 26.2%.

From December 31, 2003 to June 30, 2004, total assets increased $43.4 million to a balance of $941.5 million, an increase of 4.8%. Total assets at June 30, 2003 totaled $860.0 million.

In order to assist in meeting interest-earning asset growth objectives, investment securities available for sale increased $23.3 million over December 31, 2003 and $36.8 million over June 30, 2003.  In addition to supporting interest-earning asset growth, management believes that this strategy will allow Bancshares to provide additional interest income to offset lower loan originations and to replace loan portfolio runoff.

Loan growth continued during the second quarter of 2004. The total loan portfolio, which includes loans held for sale, increased $23.5 million over December 31, 2003 and $43.5 million over June 30, 2003.

As a result of successful sales and promotional campaign, total deposits, which includes traditional deposits, securities sold under agreements to repurchase, and commercial paper increased $17.4 million from December 31, 2003 to June 30, 2004.  Total deposits grew $42.0 million over June 30, 2003.  Growth within the deposit portfolio during the six months ended June 30, 2004 was relatively evenly divided between the checking, money market, savings products, and retail repurchase agreements and was offset by a decline of approximately $2.1 million in time deposits and $1.0 million in commercial paper.  Growth within the deposit portfolio when comparing June 30, 2004 to balances at June 30, 2003 was similarly relatively evenly divided between the checking, money market, savings products, and retail repurchase agreements and was offset by a decline in commercial paper of $4.5 million.  During this period, time deposits increased by $19.8 million.  The main difference in growth in the deposit portfolio over the periods presented (six months ended June 30, 2004 compared with twelve months ended June 30, 2004) resides in the time deposit portfolio.  Although the Bank offered a 36-month Step Up Certificate of Deposit ("CD") product during both the third quarter of 2003 and the second quarter of 2004, the response to the same product offered during the third quarter of 2003 was much greater, due in part to increased competition during the 2004 promotion. This increased response to the 2003 promotion resulted in a much higher growth of time deposits for the twelve month period ended June 30, 2004 compared with the growth of the time deposit portfolio for the six month period ended June 30, 2004.

During second quarter 2004, consistent with the decision to manage the investment portfolio to maintain a portfolio of high quality, highly liquid investments yielding competitive returns, borrowings increased from $18.0 million at December 31, 2003 to $43.3 million at June 30, 2004.  At June 30, 2003, such borrowings totaled $5.9 million.  See Balance Sheet Review - Securities and Balance Sheet Review - Borrowings for further discussion of the increase in borrowings.

Total shareholders' equity increased $2.6 million over December 31, 2003 and $2.4 million over June 30, 2003.  During the first six months of 2004, shareholders' equity was increased through the retention of earnings and stock option activity. These increases were offset by a decline in comprehensive income and an increase in cash dividends. Over June 30, 2003, a stock purchase transacted during the third quarter 2003 also impacted the fluctuation. Bancshares' equity to asset ratio at June 30, 2004 was 7.9% compared with 8.0% at December 31, 2003 and 8.4% at June 30, 2003.

CRITICAL ACCOUNTING POLICIES

Bancshares' accounting and financial reporting policies are in conformity with generally accepted accounting principles and with general practice within the banking industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. During the annual financial reporting process, management, in conjunction with Bancshares' independent auditors, discusses the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.  Additionally, the Audit Committee reviews Bancshares' Quarterly Reports on Form 10-Q and the Annual Reports on Form 10-K including all related disclosures.

In order to understand Bancshares' financial position and results of operations, it is important to understand the more critical accounting policies and the extent to which judgment and estimates are used in applying those policies. Bancshares' significant accounting policies are discussed in Item 7 and Note 1 of Notes to Consolidated Financial Statements of its Annual Report on Form 10-K for the year ended December 31, 2003. Of these significant accounting policies, policies regarding the accounting for its allowance for loan losses, pension plan, mortgage servicing rights, and income taxes, are considered to be the most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of management judgment that could be subject to revision as current information becomes available. In order to assist in the determination of critical accounting policies, management considers whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and whether different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on Bancshares' financial condition or results of operations.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties impacting the application of these policies, management believes that Bancshares' consolidated financial statements provide a meaningful and fair presentation of its current financial condition. This is not to suggest that other general risk factors, some of which are described in Forward-Looking Statements, could not adversely impact this condition.

BALANCE SHEET REVIEW

Securities
The primary objective of the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. These objectives are achieved through specific transaction approvals from the Board of Directors. Bancshares is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. Investment decisions are made by authorized officers within policies established by the Board of Directors. Investment balances are maintained based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities may differ in terms of default risk, interest risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule. United States Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that, in the event of financial difficulty, the federal government would assist the agency.

The investment securities portfolio has several purposes including to manage interest rate and prepayment risk, to leverage capital through generating interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. The following table reflects the composition of the investment security available for sale portfolio at June 30, 2004, December 31, 2003, and June 30, 2003 (dollars in thousands).

	June 30,				December 31,
	2004		2003		2003
Government agencies	$10,178	6.7%	$25,138	21.8%	$25,311	19.6%
United States treasuries	-	-	2,532	2.2	-	-
Municipalities	68,432	44.9	39,188	34.0	55,321	42.9
Mortgage-backed securities	73,599	48.4	48,522	42.0	48,298	37.5
Total investment securities
available for sale	$152,209	100.0%	$115,380	100.0%	$128,930	100.0%

At June 30, 2004, the investment securities portfolio grew to 16.2% of total assets from 14.4% at December 31, 2003. During the first six months of 2004, deposit and borrowing growth outpaced loan growth, and the resulting excess was employed within the securities portfolio.

As was the case during the year ended December 31, 2003, investment securities previously held within the agency portfolio have continued to be realigned into the municipalities and mortgage backed security portfolios in order to meet the purposes and objectives of the portfolio. The continued shift within the investment portfolio during the six month period ended June 30, 2004 also reflects the policy of concentrating on total return because mortgage backed and municipals are expected to outperform on a total return basis in a rising interest rate environment. Changes in interest rates and related prepayment activity impact yields and fair values of securities, specifically mortgage backed securities. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

The weighted average life and duration of the securities portfolio is maintained to limit overall exposure, which also provides adequate flexibility to proactively manage cash flow as market conditions change. Generally, in rising interest rate environments the weighted average life and duration of the securities portfolio is lengthened while in falling interest rate environments the opposite is true. Management believes that the economy is entering into a period of rising interest rates, and, as such, the weighted average life and duration of its securities portfolio has lengthened since June 30, 2003.  The duration of the securities portfolio increased to approximately 3.69 years at June 30, 2004 from approximately 2.83 years at December 31, 2003 and approximately 2.57 years at June 30, 2003.

Investment securities, fully taxable equivalent, including the unrealized gain or loss on available for sale securities averaged $126.6 million during the three month period ended June 30, 2004, 13.6% above the average for the corresponding period in 2003, of $111.5 million. For the six month period ended June 30, 2004 such securities averaged $121.0 million compared with $111.7 million for the same period of 2003. The majority of the increase was attributable to securities purchased to leverage available capital. The fully taxable equivalent average portfolio yield, including the unrealized gain or loss on available for sale securities, increased for the three months ended June 30, 2004 to 4.07% from 3.81% in same quarter of 2003. The average portfolio yield increased for the six months ended June 30, 2004 to 4.12% from 4.06% in same period of 2003.  The securities yield increased due to the seasoning of existing investments that were reinvested in longer duration, higher yielding securities.

In accordance with the investment policy, all investment securities are to be rated AA - A  so the credit risk is minimal. At June 30, 2004, while security ratings were in compliance with the policy guidelines, approximately 90% of the security portfolio was rated AAA.  Additionally, at June 30, 2004, the entire MBS portfolio is fixed rate.

The net unrealized loss on available for sale securities (pre-tax) totaled $1.0 million at June 30, 2004, down from a gain of $1.6 million at December 31, 2003. The net unrealized loss on available for sale securities (pre-tax) at June 30, 2003 totaled $3.0 million.  The declining trend of the unrealized position of available for sale securities at June 30, 2004 over the other periods presented results from the recent restructuring of the portfolio.  As noted throughout this report, beginning in late 2003, the securities available for sale portfolio was restructured to assist in the stabilization of cash flows and the improvement the effective yields in the portfolio. This shift has continued during the first six months of 2004.  In addition, during the second quarter of 2004, Bancshares borrowed $30 million in FHLB advances in an effort to improve the net interest margin by employing these funds in higher yielding earning assets. These events led to an interest rate increase of approximately 150 basis points over the past 12 months as well as a lengthened duration within the portfolio. This combination has resulted in an increase in unrealized losses within the portfolio when compared with December 31, 2003 and June 30, 2003. At June 30, 2004 the Government agencies portfolio was in an unrealized loss position of $50 thousand, the municipal portfolio had an unrealized loss position of $409 thousand, and the mortgage-backed securities portfolio had an unrealized loss of $542 thousand.

Other Investments
In addition to the investments described in the preceding paragraphs, other investments in securities June 30, 2004 include Federal Home Loan Bank ("FHLB") common stock of $2.1 million. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB based generally upon the Bank's balances of residential mortgage loans and FHLB advances. The Bank was in compliance with this requirement at June 30, 2004.

Loan Portfolio
General.  Loans represent the most significant component of interest-earning assets with average loans accounting for 84.6% and 83.9% of average interest-earning assets for the six months ended June 30, 2004 as compared with the year ended December 31, 2003. Average loans accounted for 84.1% of average interest-earning assets at June 30, 2003. The Bank strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, sales finance loans, and mortgage loans. The loan portfolio is diversified, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment. The Bank's business is not dependent on any single customer or industry, or a few customers or industries. Although loans may be originated outside of South Carolina, the majority of the loan portfolio is originated in the Bank's primary market area of Upstate South Carolina. Certain risks are inherent within any loan portfolio.  For a discussion of such risks see Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003.

At June 30, 2004, total loans outstanding, including mortgage loans held for sale, were $723.1 million, which equaled 88% of total deposits, including retail repurchase agreements and commercial paper, and 77% of total assets.  Total loans outstanding at December 31, 2003 and June 30, 2003 totaled $699.6 million and $679.6 million, respectively.

Mortgage loans held for sale were $4.0 million at June 30, 2004 compared with $6.4 million at December 31, 2003 and $13.0 million at June 30, 2003, primarily related to lower mortgage originations and sales.  The Bank makes both fixed rate and adjustable rate mortgage loans with terms generally ranging from 10 to 30 years and generally retains servicing on loans originated. Real estate loan originations have been higher in recent years primarily due to record low market interest rates resulting in increased refinancing activity, although a decline in mortgage loan held for sale originations has been experienced in recent months.

The following table reflects the composition of the loan portfolio by loan type at June 30, 2004, December 31, 2003, and June 30, 2003 (dollars in thousands).

	June 30,				December 31,
	2004		2003		2003
Commercial business	$87,703	12.3%	$96,683	14.7%	$87,950	12.8%
Commercial real estate	443,243	62.3	392,348	59.5	420,470	61.3
Installment	19,895	2.8	23,203	3.5	22,169	3.2
Installment real estate	48,385	6.8	51,086	7.7	47,560	7.0
Indirect	15,210	2.1	15,990	2.4	15,644	2.3
Credit line	2,034	0.3	2,037	0.3	2,071	0.3
Prime access	38,067	5.4	23,875	3.6	33,015	4.8
Mortgage	49,807	7.0	42,721	6.5	46,155	6.7
Bankcards	10,199	1.4	9,532	1.4	9,996	1.5
Business manager	1,253	0.2	3,104	0.5	2,200	0.3
Other	1,290	0.2	1,365	0.2	1,278	0.2
Gross Loans	$717,086	100.8%	$661,944	100.3%	$688,508	100.4%
Allowance for loan losses	(7,983)	(1.1)	(7,022)	(1.1)	(7,463)	(1.1)
Loans in Process	1,180	0.2	3,698	0.6	3,899	0.6
Deferred Loans Fees and costs	777	0.1	985	0.2	806	0.1
Loans, net	$711,060	100.0%	$659,605	100.0%	$685,750	100.0%

As reflected in the table above, there were no significant fluctuations in the mix of the loan portfolio when comparing balances at December 31, 2003 with those at June 30, 2004.   Management has continued its emphasis on loans secured by real estate during the second quarter of 2004 due to the reduced amount of inherent risk within such loans compared with those secured by collateral other than real estate or loans that are unsecured. Additionally, as was the case during the year ended December 31, 2003, the Bank has continued to see an increase in prime access loans over the periods presented primarily resulting from the no closing costs promotional offering for such loans.

At June 30, 2004 and December 31, 2003, mortgage loans with principal balances totaling $269.6 million and $269.9 million were serviced for others with principal balances totaling, respectively. Such balances totaled $265.8 million at June 30, 2003.

Credit Quality.  A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Bank believes it maintains a conservative philosophy regarding its lending mix, and adherence to underwriting standards is managed through a multi-layered credit approval process and review of loans approved by lenders. Through loan review, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan policies is managed.

A loan grade classification system is used for the Bank's loan portfolio. Under this classification system, loans graded "1" represent loans of superior quality. Loans graded "2" represent loans of high quality. Loans graded "3" represent loans that are satisfactory. Loans graded "4" represent loans that are considered marginal. Problem assets are classified as "special mention," "substandard," "doubtful," or "loss," depending on the presence of certain characteristics.

Assets determined to be problem assets are reserved at a higher percentage in accordance with the Allowance model than assets graded superior quality, high quality, satisfactory, or marginal, all for which general reserves are provided. General allowances represent loss allowances, which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

At June 30, 2004, there were $4.6 million of loans designated "special mention," $11.3 million of loans designated as "substandard," $1.3 million of loans designated as "doubtful," and $256 thousand of loans designated as "loss." At December 31, 2003, there were $4.2 million of loans designated "special mention," $12.1 million of loans designated as "substandard," $1.1 million of loans designated as "doubtful," and $213 thousand of loans designated as "loss." At June 30, 2003, there were $4.9 million of loans designated "special mention," $11.8 million of loans designated as "substandard," $840 thousand of loans designated as "doubtful," and $304 thousand of loans designated as "loss."

Overall, classified assets decreased $95 thousand from December 31, 2003 to June 30, 2004. Material increases were seen in the commercial, financial, and agricultural portfolio offset by a decline in the general consumer portfolio. The 2003 calendar year was a year of considerable economic uncertainty, nationally and in Upstate South Carolina, due in large part to the continued uncertainty following the terrorist attacks of September 11, 2001 and the United States' presence in Iraq. Management believes that, although the economy has begun to show signs of improvement, the residual impact of the weakened manufacturing sector continued to impact the classified assets balances within the commercial, financial, and agricultural portfolio through the first six months of 2004. The decline in classified assets within the general consumer portfolio has contributed to the loan quality within the current portfolio believed by management to contain higher-quality indirect loans than the portfolio has seen in recent years. Additionally, consumers are beginning to see benefits from job and income growth during early 2004, allowing them to better service their personal consumer debt.

Management periodically reviews its loan portfolio and has, in the opinion of management, appropriately classified and established Allowances against all assets requiring classification under the regulation. See Allowance for Loan Losses for additional discussion regarding established Allowances.

The following table illustrates trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands). The quarter ended June 30, 2003 is included as a comparison for 2004 non-annualized amounts.

	June 30,		December 31,
	2004	2003	2003

Nonaccrual loans	3,044	4,108	3,828
Total nonperforming loans	3,044	4,108	3,828
Other real estate owned	3,074	2,215	2,170
Repossessed automobiles	207	151	243
Total nonperforming assets	6,325	6,474	6,241

Loans past due 90 days and still accruing (1)	91	196	212

Total nonperforming loans as a percentage of loans (2)	0.42%	0.62	0.55

Total nonperforming assets as a percentage of loans, other real estate owned, and repossessed automobiles (2)	0.88	0.97	0.90

Allowance for loan losses as a percentage of nonperforming loans	2.62x	1.71	1.95

(1)	Substantially all of these loans are credit card loans.
(2)	Calculated using loans, net of unearned, excluding mortgage loans held for sale.

Although a decline was experienced in nonperforming loans from December 31, 2003 to June 30, 2004, there was relatively little change in the mix. At December 31, 2003, nonperforming loans were comprised of 71.0% of loans secured by real estate, 17.7% of commercial and industrial loans, and 11.3% of loans to individuals for household, family, and other personal expenditures. At June 30, 2004, nonperforming loans were comprised of 67.9% of loans secured by real estate, 21.3% of commercial and industrial loans, and 10.8% of loans to individuals for household, family, and other personal expenditures. Management believes the decreases of nonperforming loans over the time periods noted are a reflection of management's more aggressive approach to managing loans.  Prior to recent times that have experienced increased bankruptcies and job losses, more flexibility was given for borrowers to make payments when they became delinquent. However, in response to the current economic times, more strict collection policies have been applied to such loans.  When the probability of future collectibility on nonaccrual loans declines from possible to probable, procedures are followed to remedy the default, including commencing foreclosure action, if necessary.  As such, the decrease in nonaccrual loans at June 30, 2004 from December 31, 2003 has led to the increase in other real estate owned over the same periods.  Real estate and personal property acquired by the Bank as a result of repossession, foreclosure, or by deed in lieu of foreclosure is classified within other assets on the consolidated balance sheet until such time that it is sold. See Other Assets for a complete discussion of this portfolio. Of the $1.2 million added to the real estate acquired in the settlement of loans portfolio during the first six months of 2004, $928 thousand was concentrated within two commercial real estate properties.  In accordance with policy, appraisals were obtained on both properties at the time that they were transferred into the real estate portfolio.  Based on current information available to management at June 30, 2004, it is believed that both properties were recorded at the lower of cost or estimated fair market value less cost to sell.

Although credit quality indicators have signaled improvement, the economic outlook remains uncertain.  Until sectors of the economy stabilize (employment, consumer spending, etc.), credit quality indicators will remain volatile. Future credit quality trends depend primarily on the direction of the economy. Although the economic outlook appears to be improving, economic forecasts are not always reliable. The Allowance model and the inputs required are discussed in Allowance for Loan Losses. Assessing the adequacy of the Allowance requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which management believes to be reasonable based on the information available to them at the time such assumptions are made. Management believes, however, that, although nonperforming assets have increased and classified assets have remained relatively unchanged when comparing June 30, 2004 with December 31, 2003, loss exposure in the loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy.  Accordingly, management believes the Allowance as of June 30, 2004 is adequate based on its assessment of probable losses and available facts and circumstances then prevailing.  Additionally, management believes that there will always remain a core level of delinquent loans, nonperforming assets, and classified assets from normal lending operations.  To this end, long-term goals include the management of problem assets.

Allowance for Loan Losses
The Allowance is maintained at a level that management believes is sufficient to cover inherent losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. An Allowance model is used that takes into account factors including the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system as described in Loan Portfolio), historical asset quality trends including, but not limited to, previous loss experience ratios, management's assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Management's judgments evolve from an assessment of various issues, including but not limited to, the pace of loan growth, new product offerings and characteristics, loan portfolio quality trends, and uncertainty in current economic and business conditions. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades continue to be proper based on the definition of such classification. The value of underlying collateral is also considered during this analysis. The resulting monthly Allowance model and the related conclusions are reviewed and approved by senior management. The analysis of Allowance adequacy includes consideration for loan impairment.

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

The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination.

The Allowance totaled $8.0 million and $7.5 million, and $7.0 million, at June 30, 2004, December 31, 2003 and June 30, 2003, respectively representing 1.11%, 1.08%, and 1.05% of total loans, less mortgage loans held for sale, for the same periods.

The following table sets forth the activity in the Allowance at and for the dates indicated (dollars in thousands). The quarter ended June 30, 2003 is included as a comparison for 2004 non-annualized amounts. Please note that losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the six month		At and for the year
	period ended June 30,		ended December 31,
	2004	2003	2003

Allowance at beginning of period	7,463	6,402	6,402

Net charge-offs:
Loans charged-off	1,046	1,262	2,747
Less: loans recovered	66	82	208

	980	1,180	2,539

Additions to reserves through provision	1,500	1,800	3,600

Allowance at end of period	$7,983	7,022	7,463

Average loans excluding mortgage
loans held for sale	$705,893	643,882	659,683

Loans, net of unearned, excluding mortgage
loans held for sale	719,043	666,627	693,213

Net charge-offs as a % of average loans
excluding mortgage loans held for
sale (annualized, where applicable)	0.28%	0.37	0.38

Allowance as a % of loans, net of unearned,
excluding mortgage loans held for sale	1.11	1.05	1.08

Total net loan charge-offs decreased slightly to $980 thousand for the six months ended June 30, 2004 from $1.2 million for the same period of 2003. Annualized six month period ended June 30, 2004 net charge-offs total $2.0 million compared with net charge-offs for the year ended December 31, 2003 of $2.5 million.  When comparing these periods, material fluctuations from period to period included decreases within the secured by one to four family real estate loan portfolio and the commercial and industrial loan portfolio.  Management believes that these fluctuations can be attributed to the recent interest rate environment and the general economic condition both locally and nationally, which has led to increased consumer debt incurrence and refinancing, as well as the recent indications of economic recovery including improvement in job opportunities within our communities making consumers better able to service their debt.  These improving conditions in the economy also impact the manufacturing sector which in turn impacts a company's ability to service its debt.

Based on the current economic environment and other factors that impact the assessment of the allowance for loan losses as discussed above, management believes that the Allowance at June 30, 2004 is maintained at a level adequate to provide for estimated probable losses in the loan portfolio. See Loan Portfolio for discussions of factors impacting management's assessment of the allowance for loan losses. Although property acquired in settlement of loans increased from December 31, 2003 to June 30, 2004, nonaccrual loans, classified assets, and annualized net charge-offs all experienced declines over the same periods noted.  As a result, management believes that loss exposure in the loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy.  Accordingly, management believes the Allowance at June 30, 2004 is adequate based on its assessment of probable losses and available facts and circumstances then prevailing.  Management's judgments regarding Allowance model inputs, which are believed to be reasonable, may or may not prove valid in the future. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance allocation or that future increases in the Allowance will not be required, adversely impacting operating results.

Other Assets
At June 30, 2004, other assets totaled $18.3 million compared with $16.1 million at December 31, 2003, an increase of 14.0%.  Other assets at June 30, 2003 totaled $15.9 million.

At June 30, 2004, major components of other assets include prepaid expenses totaling $1.2 million, the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights totaling $2.4 million, pension plan assets totaling $3.1 million, other real estate owned totaling $3.1 million, and $4.1 million of intangible assets.

At December 31, 2003, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights which totaled $2.6 million, pension plan assets totaling $2.6 million, other real estate owned totaling $2.2 million, and $4.2 million of intangible assets.

At June 30, 2003, major components of other assets included the Travelers Express reserve totaling $1.9 million, net mortgage servicing rights totaling $1.9 million, pension plan assets totaling $2.8 million, other real estate owned totaling $2.2 million, and $4.2 million of intangible assets.

From December 31, 2003 to June 30, 2004, prepaid expenses (excluding insurance) increased from $597 thousand to $1.2 million.  Other than the impact of timing (annual prepaid expenses would have been fully amortized at December 31, 2003 but would have another six months of amortization at June 30, 2004), several items materially impacted this increase.  A bond required relating to indirect lending pending litigation totaled $50 thousand at June 30, 2004 but was not required at December 31, 2003.  Also contributing to this increase are new service agreements entered by the Bank to service various branch equipment.  Prior to these new contracts, this equipment was charged on an as serviced basis. The new agreements require an annual fee with service performed as needed which results in a higher annual cost. However, the Bank believes that the new agreements positively impact branch operations. At December 31, 2003 such contracts totaled approximately $106 thousand while at June 30, 2004 such contracts totaled approximately $257 thousand.  Due to timing, at June 30, 2004, $75 thousand in income was accrued in anticipation of the Bank's annual receipt of income relating to credit card points.   At year-end, monies are received and the balance is adjusted accordingly.  Therefore, at December 31, 2003, there was no prepaid balance related to this receivable. Other than these items identified, the increase of prepaid expenses over December 31, 2003 related to the general nature of prepaid items as well as many other fluctuations that individually do not impact the balances materially but accumulate to a material balance due to the number of such items.

See Note 2 of Notes to Consolidated Financial Statements contained herein for discussion of the Bank's mortgage servicing rights asset.

See Note 5 of Notes to Consolidated Financial Statements contained herein for discussion of Bancshares' noncontributory defined benefit pension plan.

Real estate acquired by the Bank as a result of repossession, foreclosure, or by deed in lieu of foreclosure is classified within other assets on the consolidated balance sheet until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value less cost to sell at the date of acquisition, with any resulting write downs being taken through the Allowance. Any subsequent write downs are taken through the consolidated statement of income. Costs relating to the development and improvement of such property are capitalized, and costs relating to holding the property are charged to expense. Generally, any interest accrual on such loans would have ceased when the loan became 90 days delinquent as discussed in Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003.

The following table summarizes the changes in the Bank's real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of each period, provision charged to income, and losses charged to the Allowance (in thousands). The quarter ended June 30, 2003 is included as a comparison for 2004 non-annualized amounts.

	At and for six months		At and for the year
	ended June 30,		ended December 31,
	2004	2003	2003
Balance, at beginning of period	$2,170	2,468	2,468
Add: New real estate acquired in settlement of loans	1,238	668	1,595
Less: Sales of real estate acquired in settlement of loans	225	821	1,534
Less: Losses charged to the Allowance	73	60	191
Less: Provision charged to expense	36	40	168
Balance, at end of period	$3,074	2,215	2,170

Due to the relatively low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate substantially on a quarterly basis.  Fluctuations of these balances relate primarily to current economic conditions, which directly impact the borrower's ability to service their debt. Of the $1.2 million added to the real estate acquired in the settlement of loans portfolio during the first six months of 2004, only $83 thousand was added during the second quarter.  In accordance with the Bank's policy, appraisals were obtained on properties at the time that they were transferred into the real estate portfolio.  Based on current information available to management at June 30, 2004, it is believed that both properties were recorded at the lower of cost or estimated fair market value less cost to sell.  Additionally, all but $37 thousand of the sales from the portfolio occurred during the second quarter of 2004.  Management believes that the properties within the portfolio are marketable and the recent signs of improvement within both the local and national economy will positively impact the sale of the remaining properties within the portfolio.

See Note 3 of Notes to Consolidated Financial Statements contained herein for discussion of Bancshares' finite and infinite life intangible assets.

Deposits
Retail deposits have traditionally been the primary source of funds for Bancshares and also provide a customer base for the sale of additional financial products and services. Average deposits provided funding for 92.2% of average earning assets in the first six months of 2004 and 93.2% in the first six months of 2003. The Bank faces stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, the Bank has developed other sources, such as FHLB advances and short-term borrowings, to fund a portion of loan demand and increases in investment securities. Bancshares sets strategic targets for net growth in deposit accounts annually and has directed many efforts toward cross-selling thereby increasing the products per banking relationship. Management believes that this is consistent with the Bancshares' vision to provide superior customer service. During the first six months of 2004, continued emphasis was placed on the growth of deposits through internal and external referral programs and targeted deposit promotions. In order to stimulate time deposit growth, during the second quarter of 2004, the Bank offered a 36-month Step Up Certificate of Deposit ("CD") product. This product allows a one-time rate "step up."

The Bank's traditional deposit accounts, which include noninterest bearing, interest-bearing checking, money market, savings, and time accounts increased $13.1 million during the first six months of 2004. Management believes that conditions in fiscal 2004, 2003, and 2002 were favorable for deposit growth as a result of factors such as the low returns on investments and mutual funds that may have increased traditional deposit inflows. Such favorable conditions were greater in 2002 in the wake of the 2001 terrorist attacks. As the economy started to show signs of improvement in 2003 coupled with the low interest rates offered on many deposit accounts, investors began to regain some confidence, which is reflected by the slowing growth in the deposit portfolio when comparing the growth during the first six months of 2004 to the growth during the first six months of 2003. The Bank's average cost of these traditional deposits for the quarter ended June 30, 2004 was 1.46% compared with 1.72% for the quarter ended June 30, 2003. The average cost of traditional deposits for the year ended December 31, 2003 was 1.70%. Core deposits, which include checking accounts, money market accounts, and savings accounts, grew by $15.2 million during the first six months of 2004, or 3.7%, while higher costing time balances decreased by $2.1 million, or 0.6%.  The increase in core deposits reflects Bancshares' efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. Bancshares' deposit referral campaigns are expected to play an integral part of achieving this goal. The decline in time balances is the result of increased consumer confidence, which often results in consumers reallocating investments to less conservative investment options. Higher costing time balances for the first three months of 2004 were down $8.5 million from December 31, 2003.  Although balances at June 30, 2004 remained down from the balance at December 31, 2003, progress was made in a challenging deposit pricing market.  Much of this recovery is attributed to the Bank's offering of the 36-month Step Up CD promotion started in late May 2004.

At June 30, 2004, total traditional deposits as a percentage of liabilities were 90.5% compared with 93.4% at December 31, 2003.  Contributing to this decrease was the increase during the first six months of 2004 in the Bank's borrowing position. See Borrowings for further discussion of this increase.

The composition of the traditional deposit portfolio at June 30, 2004 follows: time accounts 45.1%, checking accounts 37.4%, money market accounts 11.4%, and savings accounts 6.1%.  Although the Bank saw growth within the traditional deposit portfolio from December 31, 2003 to June 30, 2004, there was relatively little change in the mix of these deposit accounts.

Borrowings
Bancshares uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. The following table reflects the borrowings composition at the dates indicated (in thousands).

	June 30,	June 30,	December 31,
	2004	2003	2003
Retail repurchase agreements	$18,790	12,750	13,525
Commercial paper	15,197	19,676	16,170
Federal funds purchased	13,286	5,900	18,000
FHLB advances	30,000	--	--
Total borrowings	$77,273	38,326	47,695

Borrowings increased $29.6 million during the first six months of 2004 primarily resulting from the employment of $30.0 million in FHLB advances during the second quarter of 2004.  This increase was primarily attributable to an increased reliance on borrowings to support earning asset growth. Offsetting this increase was a reduction in federal funds purchased of $4.7 million.

Federal funds purchased are used to satisfy daily funding needs. The increases in both the short-term balances are primarily to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

FHLB advances are a source of funding which Bancshares uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Bank's unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. The following table reports information regarding Bancshares' FHLB advance portfolio at June 30, 2004 (dollars in thousands).

Advance balance outstanding at June 30, 2004	7,000	13,000	10,000
Interest rate	2.32%	3.27	3.85
Maturity date	6/14/05	6/14/06	6/14/07

Other Liabilities
At June 30, 2004, other liabilities totaled $4.8 million compared with $6.6 million at December 31, 2003, a decline of 27.7%. Other liabilities at June 30, 2003 totaled $5.1 million.

The decrease in other liabilities at June 30, 2004 compared with December 31, 2003 of $1.8 million results from material fluctuations in several accounts. Accrued income taxes, including both current and deferred income taxes, increased approximately $549 thousand at June 30, 2004 compared to December 31, 2003 primarily due to the deferred tax position of Bancshares.  Deferred income taxes are those taxes incurred as a result of current operations deferred until future periods. Net deferred tax expense represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based on the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that are estimated to be in effect when these differences reverse. Deferred tax liabilities at June 30, 2004 exceeded those at December 31, 2003 by $513 thousand. Offsetting this increase was a decline in taxes relating to the unrealized gain on investment securities available for sale of approximately $607 thousand due to a decrease in the unrealized gain on available for sale securities at June 30, 2004 from December 31, 2003. At December 31, 2003 the unrealized gain on available for sale securities totaled $607 thousand.  At June 30, 2004, the unrealized position related to available for sale securities was reclassified to an asset account consistent with the fact that the balance had shifted from a gain to a loss.  See Capital Resources and Dividends for more discussion regarding this fluctuation.  Expenses accrued but unpaid declined from $1.7 million at December 31, 2003 to $907 thousand at June 30, 2004 primarily due to the nature of accrual accounts.  Many accrual accounts are set up such that accruals are made throughout the year for year end payment (property taxes, for example).  As such, it would be expected that accruals after six months of the year would be less than those accrued by the end of the year to be paid the first of the next years.  The largest accrual at December 31, 2003 was the accrual for officer bonuses that were accrued at December 31, 2003 but paid in January 2004.  The bonus accrual at December 31, 2003 was $1.5 million.  At June 30, 2004 the bonus accrual totaled $498 thousand. The majority of the remaining fluctuation in other liabilities between December 31, 2003 and June 30, 2004 relates to decreases in mortgage lending related accounts, primarily the mortgage servicing clearing account, which decreased $1.5 million at June 30, 2004 from December 31, 2003.  The volume of mortgage loans held for sale and the timing of funding loans sold impact this account.

The decrease in other liabilities at June 30, 2004 compared with June 30, 2003 of $311 thousand results from material fluctuations in several accounts. Taxes relating to the unrealized gain on investment securities available for sale declined from $1.2 million at June 30, 2003 to a loss position at June 30, 2004.  Due to this gain loss shift between the periods noted, the related taxes at June 30, 2004 were reclassified to an asset balance leaving this liability account with a zero balance. See Capital Resources and Dividends for more discussion regarding this fluctuation.  The majority of the remaining material fluctuation in other liabilities between June 30, 2003 and June 30, 2004 relates to decreases in mortgage lending related accounts, primarily the mortgage servicing clearing account, which increased $714 thousand at June 30, 2004 from June 30, 2003.  The volume of mortgage loans held for sale and the timing of funding loans sold impact this account.

Capital Resources and Dividends
Shareholders' equity totaled $74.6 million and $72.0 million at June 30, 2004 and December 31, 2003, respectively.  Shareholders' equity totaled $72.1 million at June 30, 2003.  Shareholders' equity as a percentage of total assets was 7.9% at June 30, 2004, 8.0% at December 31, 2003, and 8.4% at June 30, 2003.  During the first six months of 2004, shareholders' equity was impacted by the retention of earnings and through stock option activity.  These increases were offset by declines in comprehensive income. Cash dividends declared and paid during the first six months of 2004 also offset these increases. The consolidated statements of changes in shareholders' equity and comprehensive income contained herein provide detail of the changes in stockholders' equity components during the first six months of 2004.

During the first six months of 2004, the dividend payout ratio was 30.1% compared with a payout ratio of 27.1% during the same period of 2003. For the year ended December 31, 2003 the dividend payout ratio was 29.5%. Cash dividends per share for the three months ended June 30, 2004 totaled $0.14, an increase of 16.7% over dividends per share for the same quarter of 2003 of $0.12. Cash dividends per share for the six months ended June 30, 2004 totaled $0.28, an increase over dividends per share for the same period of 2003 of $0.24. The amount of dividends per share declared is dependent on Bancshares' earnings, financial condition, capital position, and such other factors, as the Board may deem relevant. Bancshares and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay as described in its Annual Report on Form 10-K for the year ended December 31, 2003. The ability of Bancshares to pay dividends depends primarily on the ability of the Bank to pay dividends to Bancshares.

Palmetto Bancshares Inc.'s book value per share was $11.89 at June 30, 2004 compared with $11.49 at December 31, 2003 and $11.35 at June 30, 2003.

Impacting various components of shareholders' equity was a stock purchase during 2003.  During third quarter 2003, one hundred thousand shares of $5.00 par value common stock were made available for purchase to Bancshares through an arm's length transaction by a third party for $29.00 per share. Based on the facts presented to management and the Board of Directors this transaction, which the Board of Directors approved, was consummated on July 17, 2003 thereby reducing outstanding shares and impacting average outstanding shares and all measures that are based on these figures. Although Bancshares engaged in a stock purchase during 2003, it does not have an active, open market stock purchase program. Bancshares has engaged in no such purchase transactions since this purchase in July 2003.

The net unrealized loss on available for sale securities (pre-tax) totaled $1.0 million at June 30, 2004, down from a gain of $1.6 million at December 31, 2003. The net unrealized loss on available for sale securities (pre-tax) at June 30, 2003 totaled $3.0 million.  The declining trend of the unrealized position of available for sale securities at June 30, 2004 over the other periods presented results from the recent restructuring of the portfolio.  As noted throughout this report, beginning in late 2003, the securities available for sale portfolio was restructured to assist in the stabilization of cash flows and the improvement the effective yields in the portfolio. This shift has continued during the first six months of 2004.  In addition, during the second quarter of 2004, Bancshares borrowed $30 million in FHLB advances in an effort to improve the net interest margin by employing these funds in higher yielding earning assets. These events led to an interest rate increase of approximately 150 basis points over the past 12 months as well as a lengthened duration within the portfolio. This combination has resulted in an increase in unrealized losses within the portfolio when compared with December 31, 2003 and June 30, 2003. At June 30, 2004 the Government agencies portfolio was in an unrealized loss position of $50 thousand, the municipal portfolio had an unrealized loss position of $409 thousand, and the mortgage-backed securities portfolio had an unrealized loss of $542 thousand.

Regulatory Capital Requirements
Bancshares and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. Bancshares and the Bank exceeded the well-capitalized regulatory requirements at June 30, 2004. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a material effect on the financial statements.  Bancshares' and the Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancshares and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined in the regulation) and to average assets.  At June 30, 2004, Bancshares and the Bank were each categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," Bancshares and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There have been no conditions or events of which management is aware since June 30, 2004 that would change Bancshares' or Bank's classification.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2004
Total capital to risk-weighted assets
Bancshares	$78,833	10.49%	$60,119	8.00%	N/A	N/A
Bank	78,625	10.46	60,119	8.00	$75,149	10.00%

Tier 1 capital to risk-weighted assets
Bancshares	$70,850	9.43%	$30,060	4.00%	N/A	N/A
Bank	70,642	9.40	30,060	4.00	$45,089	6.00%

Tier 1 capital to average assets
Bancshares	$70,850	7.76%	$36,511	4.00%	N/A	N/A
Bank	70,642	7.74	36,520	4.00	$45,650	5.00%

For further discussion of capital regulatory requirements, see Supervision and Regulations contained in Item 1 of Bancshares' Annual Report on Form 10-K for the year ended December 31, 2003.

Derivatives and Hedging Activities
Derivative transactions may be used by Bancshares to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. Bancshares recognizes any derivatives as either assets or liabilities on the consolidated balance sheets and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Derivative instruments expose a company to credit and market risk. Credit risk, the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive since this generally indicates that the counterparty owes the company. When the fair value of the derivative contract is negative no credit risk exists since the company would owe the counterparty. Credit risk in derivative instruments can be minimized by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse impact on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. Establishing and monitoring limits as to the types and degree of risk that may be undertaken can manage market risk associated with interest rate contracts. Any market risk associated with derivatives used for interest rate risk management is fully incorporated into Bancshares' interest rate sensitivity analysis.

The only derivative activity in which Bancshares engages is commitments to originate fixed rate mortgage loans held for sale where the purchasing party undertakes the interest rate lock risk.  Accordingly, no interest rate risk is involved in such transactions. Commitments are generally recorded at their fair value at the date of contract.  The fee collected for such commitments determines such fair values.

Bancshares' accounting policies related to derivative and hedging activities are discussed in Note 1 of Notes to Consolidated Financial Statements contained within its Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements
In the normal course of business, Bancshares engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or to meet customer needs. Corporate purpose transactions are those used to manage customers' requests for funding.

Off-balance sheet arrangements, which principally include lending commitments, are described below. At June 30, 2004, Bancshares had no interests in non-consolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

Bancshares makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. Bancshares also provides standby letters of credit. These lending commitments are provided to customers in the normal course of business and the credit policies and standards are applied when making these commitments.

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

The table set forth below illustrates issued commitments to extend credit loan commitments and unused credit card lines at June 30, 2004 (in thousands).

Home equity loans	$ 35,425
Credit cards	40,010
Commercial real estate development	57,193
Other unused lines of credit	35,926
Total unused commitment and unused credit card lines	$ 168,554

Standby letters of credit	$ 1,894

Outstanding commitments on mortgage loans not yet closed, the majority of which include interest rate lock commitments, amounted to approximately $4.2 million at June 30, 2004. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held consists of residential properties. The Bank originates and services mortgage loans. All of the loan sales within the first six months of 2004 were without provision for recourse.

Standby letters of credit represent an obligation of the Bank to a third party contingent upon the failure of the Bank's customer to perform under the terms of an underlying contract with the third party, or obligates the Bank to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Bank can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. In recent months the Bank has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less. At June 30, 2004, the Bank has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as the Bank believes the likelihood that it will have to perform under such contracts is not likely. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 was $1.9 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at June 30, 2004.

The Bank originates and services mortgage loans. At June 30, 2004 and December 31, 2003, mortgage loans with principal balances totaling $269.6 million and $269.9 million were serviced for others with principal balances totaling, respectively. Such balances totaled $265.8 million at June 30, 2003.

Liquidity
The term liquidity refers to the ability of Bancshares to generate adequate amounts of cash to meet its needs. Management determines the desired level of liquidity in conjunction with the Bancshares' Asset-Liability Committee. The level of liquidity is based on management's strategic direction for Bancshares, commitments to make loans, and the Asset-Liability Committee's assessment of the Bancshares' ability to generate funds.

Proper liquidity management is crucial to ensure that Bancshares is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, Bancshares focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet Bancshares' needs.

Liquidity is impacted by its ability to attract and retain deposit accounts, activity in and sales from its investment security and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by Bancshares. However, Bancshares has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through its reputation among the communities it serves. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate significantly from historical levels. The loan portfolio of the Bank is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage backed securities. Bancshares feels the risk that demand for its products and services would reduce the availability of cash from operations is not significant given the industry in which it operates. Although rapid technological change could present risks in this area, Bancshares feels as though it stays current on such changes. To review how these and other factors have impacted liquidity, see consolidated statements of cash flow contained herein.

Due to the fact that Bancshares' sources of liquidity are often subject to various uncertainties beyond its control, as a measure of protection, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At June 30, 2004, Bancshares had unused short-term lines of credit totaling $27 million.

The FHLB has established an overall credit limit for any member.  Generally, this limit is 40% of the member's total assets.  For purposes of overall credit limit, total outstanding advances includes letters of credit and the market value of interest rate swaps.  However, a member's eligibility to borrow in excess of 30% of assets is subject to its meeting each of the following eligibility criteria:

  Composite CAMELS rating of 1or 2 (including an Asset Quality component rating of 1 or 2);
  If CAMELS rating is older than 12 months, LACE rating of C+ or better; and
  Satisfactory Collateral Verification Review in the prior 12 months.

Any member approved for a 40% limit shall be subject to a Collateral Risk Review at its next scheduled review. Additionally, a member approved for a 40% credit limit and that continues to meet the preceding eligibility criteria may request approval to exceed the credit limit on an "over line" basis. A member may exceed the 40% limit for a period not to exceed 12 months. The FHLB requires that securities, qualifying single-family mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB (computed as discussed above) assumes that the Bank's $2.1 million investment in FHLB stock, as well as certain securities and qualifying mortgages, would be pledged to secure any future borrowings. At June 30, 2004, the Bank had drawn $30 million in FHLB advances against this line of credit.

The liquidity ratio is an indication of Bancshares' ability to meet its short-term funding obligations. Bancshares' policy is to maintain a liquidity ratio between 10% and 25%. At June 30, 2004, the liquidity ratio was 17%. Management believes that the liquidity sources during the first six months of 2004 were adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

Management's review at December 31, 2003 (which analyzes the forward-looking twelve month period) concluded that its sources of liquidity appeared adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.  During the first six months of 2004, management was aware of no conditions or events that would change this conclusion.

Bancshares' cash needs include general operating expenses and the payment of dividends and interest on borrowings.  Bancshares declared and paid cash dividends totaling $0.14 per share during both the first and second quarters of 2004.  Although there can be no guarantee that additional dividends will be paid in 2004, Bancshares plans to continue its quarterly dividend payments.

EARNINGS REVIEW - COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Overview
Net income for the three months ended June 30, 2004 totaled $2.8 million, up 3.2% compared with $2.7 million for the second quarter of 2003. Earnings per diluted share for second quarter 2004 were $0.44, a 4.8% increase from $0.42 per diluted share in the second quarter 2003. Earnings per basic share for second quarter 2004 were $0.45, a 4.7% increase from $0.43 per basic share for second quarter 2003.

Average common shares outstanding on a diluted basis were 6,381,267 for second quarter 2004, down 1.8% from 6,498,919 for second quarter 2003. Average common shares outstanding on a basic basis were 6,266,931 for second quarter 2004, down from 6,346,105 for second quarter 2003.

Earnings increased during second quarter 2004 as compared to the same period of 2003 due to several factors. Although the net yield on interest-earning assets, fully tax equivalent, declined to 4.71% for the three months ended June 30, 2004 from 5.07% for the same period of 2003, net interest income, fully tax equivalent, increased slightly over the periods. Net interest income after the provision for loan losses, fully tax equivalent, for the three months ended June 30, 2004 and 2003 was $9.3 million and $9.1 million, respectively, an increase of 1.8%.  Noninterest income for the three months ended June 30, 2004 totaled $3.9 million, up 2.7% compared with $3.7 million for second quarter 2003. Noninterest expense for the three months ended June 30, 2004 increased $79 thousand from the three months ended June 30, 2003.

Net Interest Income
Net interest income is the difference between gross interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-bearing liabilities and represents the largest component of earnings for Bancshares. The net yield on interest-earning assets measures how effectively a company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates earned and paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

Bancshares' net yield on interest-earning assets may be impacted by many factors. Competition for deposit funds within the markets served range from many well-established national and regional banks and Bancshares' ability to utilize retail sources of funds.

The following table presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$ 6,154	$ 14	0.91%	$ 9,170	$ 28	1.22%
Federal Home Loan Bank stock and deposits	2,622	20	3.07	2,148	19	3.55
Nontaxable investment securities (1) (3)	61,449	838	5.48	36,949	576	6.25
Taxable investment securities (3)	65,164	443	2.73	74,509	480	2.58
Loans, net of unearned (2)	719,678	11,232	6.28	668,590	11,629	6.98
Total interest-earning assets	855,067	12,547	5.90	791,366	12,732	6.45

Noninterest-earning assets
Cash and due from banks	26,188			25,761
Allowance for loan losses	(7,739)			(7,369)
Premises and equipment, net	22,240			19,884
Accrued interest	3,729			4,435
Other assets	17,340			16,101
Total noninterest-earning assets	61,758			58,812

Total assets	$ 916,825			$ 850,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$ 266,454	$ 220	0.33%	$ 248,357	$ 307	0.50%
Savings	47,455	33	0.28	41,865	37	0.35
Time	345,595	2,134	2.48	331,760	2,324	2.81
Total interest-bearing deposits	659,504	2,387	1.46	621,982	2,668	1.72
Other interest-bearing liabilities	55,055	137	1.00	35,990	57	0.64
Total interest-bearing liabilities	714,559	2,524	1.42	657,972	2,725	1.66

Noninterest-bearing liabilities
Noninterest-bearing deposits	121,759			113,288
Other noninterest-bearing liabilities	5,570			7,497
Total noninterest-bearing liabilities	127,329			120,785

Total liabilities	841,888			778,757

Shareholders' equity	74,937			71,421

Total liabilities and shareholders' equity	$ 916,825			$ 850,178

NET INTEREST INCOME (FTE) (1) / NET YIELD ON
INTEREST-EARNING ASSETS (FTE)		$ 10,023	4.71%		$ 10,007	5.07%

Tax-equivalent adjustment (1)		$ 268			$ 184

(1)			Yields on nontaxable securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of
32% for the three month period ended June 30, 2004 and 2003, respectively. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $268 and $184 for the 2004 and 2003 periods, respectively.
(2)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(3)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Fully tax-equivalent net interest income for the quarter ended June 30, 2004 increased $16 thousand, or 0.2%, to $10.0 million from the quarter ended June 30, 2003.The fully tax-equivalent net yield on interest-earning assets decreased to 4.71% for the quarter ended June 30, 2004 from 5.07% for the quarter ended June 30, 2003. Net interest income and the resulting net interest margin, although lower than that for the three months ended June 30, 2004, was positively impacted by robust loan growth and the effective management of deposit rates.

The fact that the fully tax-equivalent net interest income remained relatively unchanged for the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities shown in the previous table are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. Interest-sensitive liabilities repriced to an average cost of 1.42% during the second quarter of 2004 from an average cost of 1.66% during the second quarter of 2003. Average yields on interest-earning assets declined from 6.45% to 5.90% over the same periods. The decline of the weighted average yield on interest-earning assets during second quarter 2004 over second quarter 2003 was primarily the result of the decreasing yields of the loan portfolio which is a direct result of the current interest rate environment.  This decline was only partially offset by repricing deposit accounts at lower rates as such deposit accounts remain at lower limits due to historically low interest rates. The weighted average yield of the loan portfolio decreased from 6.98% for second quarter 2003 to 6.28% during second quarter 2004.

Management believes that the primary cause of the changes in the yields and rates on interest-earning assets and interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee during the past several years. During 2003, the Federal Reserve lowered the federal funds target rate 25 basis points at the end of June, which followed a 50 basis point reduction in November 2002 and eleven downward adjustments in 2001. A large portion of Bank's adjustable rate loans reprice immediately following an interest rate change by the Federal Reserve. Although the Federal Reserve increased rates on July 1, 2004 for the first time since second quarter 2000 by 25 basis points, funding source changes take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings.

Average interest-earning assets grew $63.7 million, or 8.0%, to $855.1 million for second quarter 2004 from $791.4 million for second quarter 2003, primarily from the growth of loans and securities only partially offset by a slight decline in average federal funds sold. Average loans, including mortgage loans held for sale, were $719.7 million for second quarter 2004 compared with $668.6 million for second quarter 2003. Average interest-bearing traditional deposits increased from $622.0 million for second quarter 2003 to $659.5 million for second quarter 2004. Average other interest-bearing liabilities increased to $55.1 million from $36.0 million over the same periods. Fluctuations in these average balances are typically simultaneous with fluctuations in financial statement balances as noted in respective sections of this report.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the allowance for loan losses at an adequate level defined by the Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loan charge-offs, recoveries, and other factors that impact management's assessment of the adequacy of the Allowance. Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors, which, in management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $750 thousand and $900 thousand for the three months ended June 30, 2004 and 2003, respectively.  At June 30, 2004 and 2003, the Allowance was $8.0 million and $7.0 million and represented 1.11% and 1.05% of loans less mortgage loans held for sale, respectively.

Net charge-offs during the three months ended June 30, 2004 totaled $459 thousand compared with $649 thousand during this first six months of 2003. When comparing the three month period ended June 30, 2003 to that period ended June 30, 2004, material portfolio fluctuations included net charge offs related to the loan portfolio secured by one to four family real estate and the other consumer portfolio which declined offset by loans secured by real estate nonresidential portfolio which increased. The fluctuations of charge-offs within other loan portfolios did not have as dramatic an impact on total charge-offs for the periods presented.

When comparing the year ended December 31, 2003 to the annualized three month period ended June 30, 2004, material portfolio fluctuations included net charge offs related to the loan portfolio secured by one to four family real estate, the commercial and industrial portfolio, and the credit card portfolio all which declined and net charge offs within the commercial and industrial portfolio for such loans secured by real estate which increased. The fluctuations of charge-offs within other loan portfolios did not have as dramatic an impact on total charge-offs for the periods presented.

For both comparison periods presented, decreases were experienced within the secured by one to four family real estate loan portfolio. Management believes that these decreases can be attributed to the recent interest rate and economic environment, both locally and nationally, which has led to increased consumer debt incurrence and refinancing and the recent indication that the economy is beginning to recover from recent uncertain times which in turn impacts job opportunities within our communities making consumers better able to service their debt.

When comparing the charge offs for the three month period ended June 30, 2003 to that period ended June 30, 2004, net charge offs related to loans secured by real estate nonresidential has increased due to management's more aggressive approach to collection of these loans.  As these loans were determined to be more probable than not in terms of collection, remediation actions were taken including, but not limited to, charge offs and foreclosure.  As noted in Balance Sheet Review - Other Assets, charge offs were necessary in many cases for large commercial properties (nonresidential secured by real estate) acquired in settlement of loans, based on fair market value appraisals obtained.  Due to the fact that such loans have only seasoned in recent months, these charge offs were higher levels during the three months ended June 30, 2004 than during the same period of 2003.

The last material fluctuation when comparing net charge offs for the three months ended June 30, 2004 compared with the same period ended June 30, 2003 was a decline in net charge offs related to the other consumer portfolio (excluding credit cards).  During mid-1999 management noted deterioration in the performance of the portfolio that resulted in the Bank redirecting its emphasis in indirect lending to purchasing higher-quality indirect loans and reducing the number of lower-quality loans in the portfolio. As expected, as the lower quality loans seasoned, the level of charge-offs resulting from these loans increased with a large portion of these charge-offs absorbed by the year ended December 31,2001. Charge-offs within this portfolio have steadily declined since this time. Management believes the loans in the current portfolio to be higher-quality indirect loans, although a normal balance of inherent risk remains. Management attributes much of the decline of net charge offs related to the other consumer loan portfolio to this portion of the portfolio.

When comparing the year ended December 31, 2003 to the annualized three month period ended June 30, 2004, in addition to the decline in net charge offs related to residential loans secured by real estate, net charge offs related to commercial and industrial portfolio loans have declined.  As these loans were determined to be more probable than not in terms of collection, remediation actions were taken including, but not limited to, charge offs.  However, since loans within this portfolio are not secured by real estate, once the charge off process has taken place, there is no property to acquire.  As noted in Balance Sheet Review - Other Assets, activity relating to property acquired in the settlement of loans has slowed dramatically since early 2004.  This is also the case within the commercial and industrial portfolio resulting in a decline in net charge offs.

In addition to decreased net charge-offs contributing to the decline in the current quarter's provision for loan losses, the decline in nonperforming loans and classified assets over levels at both December 31, 2003 and June 30, 2003 also contributed to this decline.  These factors were offset slightly by the impact of the growth within the loan portfolio during the quarter. Although past experience within the real estate and personal property acquired in settlement of loans portfolio has impacted the analysis of the Allowance and resulting provision for loan losses, the performance of this portfolio during the second quarter of 2004 positively impacted the analysis as less than $100 thousand of additions were added during the period. Management's analysis of these factors, as documented throughout this report, and the impact of these factors on the allowance for loan losses and the provision for loan losses for the quarter ended June 30, 2004 resulted in a provision for loan losses for the second quarter of 2004 of $750 thousand.  Based on this analysis, management supported a $150 thousand decline in the provision for loan losses from that booked during the second quarter of 2003.  Despite the decline, management believes that the Allowance is maintained at a level that is sufficient to cover inherent losses in the loan portfolio at June 30, 2004. The Allowance as a percentage of total loans less mortgage loans held for sale increased from 1.05% at June 30, 2003 to 1.11% at June 30, 2004.

Noninterest Income and Expense
Noninterest income for the three months ended June 30, 2004 totaled $3.9 million, up 2.7% compared with $3.7 million for second quarter 2003. Noninterest expense for the three months ended June 30, 2004 increased $79 thousand from the three months ended June 30, 2003.

The increase in noninterest income during the quarter ended June 30, 2004 over the quarter ended June 30, 2003 was the result of fluctuations in several financial statement captions.  Mortgage banking income increased $175 thousand during second quarter 2004 over the same quarter 2003.  Offsetting this increase was a decline of investment security gains of $186 thousand to a balance of zero for the quarter ended June 30, 2004.

Mortgage banking income includes origination income, mortgage servicing loss (net of the related amortization for the mortgage servicing rights for portfolio mortgage loans), losses and recoveries related to the impairment of mortgage servicing rights, and gains and losses on sales of portfolio mortgage loans. As management projected in its Annual Report on Form 10-K for the year ended December 31, 2003, due to the interest rate environment, residential mortgage production during the first six months of 2004 has declined compared with recent years, resulting in reduced loan sale gains.  Mortgage loans originated totaled $7.0 million during the second quarter of 2004 compared with $41.3 million during the same quarter of 2003. Sales during the same periods totaled $9.5 million and $39.7 million, respectively.  Gains on sales of loans totaled $137 thousand for the three months ended June 30, 2004, down $197 thousand from the three months ended June 30, 2003. The Bank expects lower origination and sales figures to continue due to higher mortgage loan rates. Processing fees relating to the origination of such loans also declined over the same periods by $65 thousand to a balance of $31 thousand.  Offsetting these declines in mortgage banking income was a decline in the amortization and impairment of mortgage servicing rights.  Amortization of mortgage servicing rights declined $385 thousand to $131 thousand for the three months ended June 30, 2004 over the three months ended June 30, 2003.  Additional impairment of mortgage servicing rights of $69 thousand was required for the three months ended June 30, 2003, while additional impairment of $87 thousand was recorded during the three months ended June 30, 2004.

Effective in the third quarter 2003, the Bank began utilizing the expertise of a third party to determine the value of mortgage servicing rights ("MSRs") as well as the related amortization and impairment of such rights. The external valuation utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of mortgage servicing rights. In regard to the valuation obtained for the three months ended June 30, 2004, management believes that the modeling techniques and assumptions used in conjunction with the valuation are reasonable.

The Bank's mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights retained. At June 30, 2004, the Bank's servicing portfolio for loans sold had an aggregate principal balance of $269.6 million, down from $269.9 million at December 31, 2003. Such balances totaled $265.8 million at June 30, 2003. The servicing portfolio has remained relatively unchanged over these periods due to prepayments of loans from increased refinancings resulting primarily from lower rates. At June 30, 2004, the Bank's total servicing portfolio, including those serviced for in house loans, had an aggregate principal balance of $319.4 million, up from $316.0 million at December 31, 2003. Such balances totaled $308.5 million at June 30, 2003.

Investment security gains declined from a balance of $186 thousand for the three months ended June 30, 2003 to a balance of zero for the three months ended June 30, 2004.  The primary objective of the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. In order to achieve this objective, the mix of securities with the portfolio has shifted over the past 12 months resulting in a limited amount of investment security gains available to be realized.  The net unrealized loss on available for sale securities (pre-tax) totaled $1.0 million at June 30, 2004, down from a gain of $1.6 million at December 31, 2003. The net unrealized loss on available for sale securities (pre-tax) at June 30, 2003 totaled $3.0 million.  At June 30, 2004 the Government agencies portfolio was in an unrealized loss position of $50 thousand, the municipal portfolio had an unrealized loss position of $409 thousand, and the mortgage-backed securities portfolio had an unrealized loss of $542 thousand.  As such, realized security gains have declined over the periods noted.

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

The increase within noninterest expense for the three months ended June 30, 2004 from the three months ended June 30, 2003 was the result of fluctuations in several accounts.  Postage and supply expenses declined by $136 thousand from the three months ended June 30, 2003 to the three months ended June 30, 2004 to a balance of $273 thousand.  During the first six months of 2003, supply inventories were evaluated and obsolete items were written off.  These write offs totaled approximately $100 thousand.  After adjusting for this write off, postage and supply expenses between the periods declined slightly due to more aggressive expense management. When comparing the same periods, other noninterest expense also declined by $135 thousand or 10.2%.  This decline was due to the effective controlling of noninterest expenses by management.  Although this financial statement line item declined in excess of 10%, no individual account balances contributed materially to this decline.  Instead the decline was the result of slight declines in many account balances. Offsetting these declines was an increase in marketing and advertising expenses from the three month period ended June 30, 2003 to the same period of 2004.  Over this period, such expenses increased $119 thousand or 47.0%.  The majority of the increase in marketing and advertising expenses has occurred in conjunction with media costs, direct marketing, and promotions.  In addition to day-to-day operational expenses in each of these areas during the three months ended June 30, 2004, several additional expenses were incurred that were not incurred during the same period of 2003.  Marketing and advertising expenses were incurred during the second quarter of 2004 relating to the certificate of deposit promotion offered during that time.  In addition to these non-routine expenses, in early 2004 the Bank introduced a new customer referral program.  Through the program, customers may earn a prize basket for the referral of new customers to the Bank.  Expenses related with the advertising and prizes for this program also increased marketing and advertising expenses during second quarter 2004 over the same quarter of 2003.

Income Taxes
Income tax expense attributable to income from continuing operations totaled $1.3 million for both the second quarter 2004 and the second quarter 2003. The effective income tax rate was 32% for both the three months ended June 30, 2003 and June 30, 2004.

EARNINGS REVIEW - COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Overview
Net income for the six months ended June 30, 2004 totaled $5.8 million, up 3.9% compared with $5.6 million for the six months ended June 30, 2003. Earnings per diluted share for the six months ended June 30, 2004 were $0.91, a 4.6% increase from $0.87 per diluted share for the same period of 2003. Earnings per basic share for the six months ended June 30, 2004 were $0.93, a 4.5% increase from $0.89 per basic share for the six months ended June 30, 2003.

Average common shares outstanding on a diluted basis were 6,379,006 for the six months ended June 30, 2004, down 1.6% from 6,483,582 for the six months ended June 30, 2003. Average common shares outstanding on a basic basis were 6,265,500 and 6,336,455 for the same periods.

Earnings increased during the six months ended June 30, 2004 as compared to the same period of 2003 due to several factors. Although the net yield on interest-earning assets, fully tax equivalent, declined to 4.78% for the six months ended June 30, 2004 from 5.16% for the same period of 2003, net interest income, fully tax equivalent, increased slightly over the periods. Net interest income after the provision for loan losses, fully tax equivalent, for the six months ended June 30, 2004 and 2003 was $18.5 million and $18.2 million, respectively, an increase of 1.8%.  Noninterest income for the six months ended June 30, 2004 totaled $7.6 million, up 5.4% compared with $7.2 million for six months ended June 30, 2003. Noninterest expense for the six months ended June 30, 2004 increased $315 thousand from the six months ended June 30, 2003.

Net Interest Income
The following table presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$ 5,996	$ 29	0.97%	$ 10,358	$ 63	1.23%
Federal Home Loan Bank stock and deposits	2,614	39	3.00	2,138	42	3.96
Nontaxable investment securities (1) (3)	58,103	1,588	5.50	35,660	1,145	6.47
Taxable investment securities (3)	62,852	889	2.84	76,041	1,104	2.93
Loans, net of unearned (2)	711,607	22,503	6.36	655,596	23,172	7.13
Total interest-earning assets	841,172	25,048	5.99	779,793	25,526	6.60

Noninterest-earning assets
Cash and due from banks	26,851			27,652
Allowance for loan losses	(7,616)			(6,957)
Premises and equipment, net	22,058			19,832
Accrued interest	3,778			4,273
Other assets	17,212			15,940
Total noninterest-earning assets	62,283			60,740

Total assets	$ 903,455			$ 840,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$ 264,990	$ 445	0.34%	$ 244,250	$ 611	0.50%
Savings	45,831	64	0.28	40,578	76	0.38
Time	347,794	4,335	2.51	331,657	4,764	2.90
Total interest-bearing deposits	658,615	4,844	1.48	616,485	5,451	1.78
Other interest-bearing liabilities	47,597	202	0.85	35,037	105	0.60
Total interest-bearing liabilities	706,212	5,046	1.44	651,522	5,556	1.72

Noninterest-bearing liabilities
Noninterest-bearing deposits	117,257			110,631
Other noninterest-bearing liabilities	5,549			8,065
Total noninterest-bearing liabilities	122,806			118,696

Total liabilities	829,018			770,218

Shareholders' equity	74,437			70,315

Total liabilities and shareholders' equity	$ 903,455			$ 840,533

NET INTEREST INCOME (FTE) (1) / NET YIELD ON
INTEREST-EARNING ASSETS (FTE)		$ 20,002	4.78%		$ 19,970	5.16%

Tax-equivalent adjustment (1)		$ 508			$ 371

(1)			Yields on nontaxable securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of
32% for the six month period ended June 30, 2004 and 2003, respectively. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $508 and $371 for the 2004 and 2003 periods, respectively.
(2)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(3)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Fully tax-equivalent net interest income for the six months ended June 30, 2004 increased $32 thousand, or 0.2%, to $20.0 million from the six month period ended June 30, 2003.The fully tax-equivalent net yield on interest-earning assets decreased to 4.78% for the six month period ended June 30, 2004 from 5.16% for the same period ended June 30, 2003. Net interest income and the resulting net interest margin, although lower that that for the six months ended June 30, 2004, was positively impacted by robust loan growth and the effective management of deposit rates.

The fact that the fully tax-equivalent net interest income remained relatively unchanged for the six month period ended June 30, 2004 compared with the same period ended June 30, 2003 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. The weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities shown in the previous table are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. Interest-sensitive liabilities repriced to an average cost of 1.44% during the first six months of 2004 from an average cost of 1.72% during the first six months of 2003. Average yields on interest-earning assets declined to 5.99% from 6.60% over the same periods. The decline of the weighted average yield on interest-earning assets during the first six months of 2004 over the first six months of 2003 was primarily the result of the decreasing yields of the loan portfolio which is a direct result of the current interest rate environment.  This decline was only partially offset by repricing deposit accounts at lower rates. The weighted average yield of the loan portfolio decreased from 7.13% for the six month period ended June 30, 2003 to 6.36% during the six month period ended June 30, 2004.

Management believes that the primary cause of the changes in the yields and rates on interest-earning assets and interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee during the past several years as discussed in Earnings Review - Comparison Of The Results Of Operations For The Three Months Ended June 30, 2004 And 2003.

Average interest-earning assets grew $61.4 million, or 7.9%, to $841.2 million for the six month period ended June 30, 2004 from $779.8 million for the same period of 2003, primarily from the growth of loans and securities only partially offset by a slight decline in average federal funds sold. Average loans, including mortgage loans held for sale, were $711.6 million for the six months ended June 30, 2004 compared with $655.6 million for the six months ended June 30, 2003. Average interest-bearing traditional deposits increased from $616.5 million for the six months ended June 30, 2003 to $658.6 million for the six months ended June 30, 2004. Average other interest-bearing liabilities increased to $47.6 million from $35.0 million over the same periods. Fluctuations in these average balances are typically simultaneous with fluctuations in financial statement balances as noted in respective sections of this report.

Provision for Loan Losses
The provision for loan losses was $1.5 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.  At June 30, 2004 and 2003, the Allowance was $8.0 million and $7.0 million and represented 1.11% and 1.05% of loans less mortgage loans held for sale, respectively.

Net charge-offs during the six months ended June 30, 2004 totaled $980 thousand, or 0.28% of average net loans less mortgage loans held for sale on an annualized basis, compared with $1.2 million during this first six months of 2003, or 0.37% of average net loans less mortgage loans held for sale on an annualized basis. The fluctuation in the mix of charge-offs over the periods noted is similar to the trends discussed when comparing the decline from December 31, 2003 to June 30, 2004 as noted in Balance Sheet Review - Allowance for Loan Losses with only a few minor differences.  When comparing the six month period ended June 30, 2003 to that period ended June 30, 2004, material portfolio fluctuations included net charge offs related to the loan portfolio secured by one to four family real estate which declined offset by loans secured by real estate nonresidential portfolio which increased.  When comparing the year ended December 31, 2003 to the annualized six month period ended June 30, 2004, material portfolio fluctuations included net charge offs related to the loan portfolio secured by one to four family real estate which declined and net charge offs within the commercial and industrial portfolio for such loans not secured by real estate which also declined. The fluctuations of charge-offs within other loan portfolios did not have as dramatic an impact on total charge-offs for the periods presented. Fluctuation trends when comparing net charge off information for the six month period ended June 30, 2004 and June 30, 2003 are consistent with those discussed in Earnings Review - Comparison Of The Results Of Operations For The Three Months Ended June 30, 2004 And 2003.

For both comparison periods presented, decreases were experienced within the secured by one to four family real estate loan portfolio. Management believes that these decreases can be attributed to the recent interest rate and economic environment, both locally and nationally, which has led to increased consumer debt incurrence and refinancing and the recent indication that the economy is beginning to recover from recent uncertain times which in turn impacts job opportunities within our communities making consumers better able to service their debt.

When comparing the six month period ended June 30, 2003 to that period ended June 30, 2004, net charge offs related to loans secured by real estate nonresidential has increased due to management's more aggressive approach to collection of these loans.  As these loans were determined to be more probable than not in terms of collection, remediation actions were taken including, but not limited to, charge offs and foreclosure.  As noted in Balance Sheet Review - Other Assets as large commercial properties (nonresidential secured by real estate) acquired in settlement of loans, based on fair market value appraisals obtained, charge offs were necessary in many cases.  Due to the fact that such loans have only seasoned in recent months, these charge offs at higher levels during the first six months of 2004 than during the same period of 2003.

When comparing the year ended December 31, 2003 to the annualized six month period ended June 30, 2004, net charge offs related to commercial and industrial portfolio loans have decreased consistent when comparing the annualized three month period ended June 30, 2004 and the year ended December 31, 2003.  As these loans were determined to be more probable than not in terms of collection, remediation actions were taken including, but not limited to, charge offs.  However, since loans within this portfolio are not secured by real estate, once the charge off process has taken place, there is no property to acquire.  As noted in Balance Sheet Review - Other Assets, activity relating to property acquired in the settlement of loans has slowed dramatically since early 2004.  Such is also the case within the commercial and industrial portfolio resulting in a decline in net charge offs.

In addition to decreased net charge-offs impacting the provision for loan losses decline during the first six months of 2004 over the same period of 2003, the decline in nonperforming loans and classified assets also played a role in this decline.  These factors were offset by the impact of the growth within the loan portfolio over the periods as well as the increase experienced in real estate and personal property acquired in settlement of loans.  Management's analysis of these factors, as documented throughout this report, and the impact of these factors on the allowance for loan losses and the provision for loan losses for the six month period ended June 30, 2004 resulted in a provision for loan losses for that period of 2004 of $1.5 million.  Based on this analysis, management supported a $300 thousand decline in the provision for loan losses from that booked during the first six months of 2003. Despite the decline, management believes that the Allowance is maintained at a level that is sufficient to cover inherent losses in the loan portfolio at June 30, 2004. The Allowance as a percentage of net loans less mortgage loans held for sale increased from 1.05% at June 30, 2003 to 1.11% at June 30, 2004.

Noninterest Income and Expense
Noninterest income for the six months ended June 30, 2004 totaled $7.6 million, up 5.4% compared with $7.2 million for the same period of 2003. Noninterest expense for the six months ended June 30, 2004 increased $315 thousand from the six months ended June 30, 2003.

The increase in noninterest income during the first six months of 2004 over the first six months of 2003 was the result of fluctuations in several financial statement captions.  Net fees for trust and brokerage services increased $168 thousand, or 13.2% over the periods to a balance of $1.4 million as of June 30, 2004. Mortgage banking income increased $240 thousand during the first six months of 2004 over the same period of 2003.  Offsetting this increase was a decline of investment security gains of $173 thousand to a balance of $108 thousand for the six month period ended June 30, 2004.

Net fees for trust and brokerage services include fees earned through Palmetto Capital and the trust department. At June 30, 2004, assets under Palmetto Capital's management totaled $131.1 million as compared to the assets under management at June 30, 2003 of $108.4 million. At June 30, 2004, assets under the trust department's management totaled $259.3 million as compared to the assets under management at June 30, 2003 of $242.2 million. The increase in fees earned correlates to the level of assets under management.

Mortgage loans originated totaled $20.5 million during the six month period ended June 30, 2004 compared with $78.0 million during the same period of 2003. Sales during the same periods totaled $23.2 million and $77.6 million, respectively.  Gains on sales of loans totaled $347 thousand for the six months ended June 30, 2004, down $326 thousand from the six months ended June 30, 2003. The Bank expects lower origination and sales figures to continue due to higher mortgage loan rates. Processing fees relating to the origination of such loans also declined over the same periods by $114 thousand to a balance of $55 thousand.  Offsetting these declines in mortgage banking income was a decline in the amortization and impairment of mortgage servicing rights.  Amortization of mortgage servicing rights declined $617 thousand to $320 thousand for the six months ended June 30, 2004 over the six months ended June 30, 2003.  Additional impairment of mortgage servicing rights of $133 thousand was required for the six months ended June 30, 2003, while additional impairment of $119 thousand was recorded during the six months ended June 30, 2004.

Investment security gains declined from a balance of $281 thousand for the six months ended June 30, 2003 to a balance of $108 thousand for the six months ended June 30, 2004.

The increase in noninterest expense for the six months ended June 30, 2004 from the six months ended June 30, 2003 was the result of fluctuations in several accounts.  Salaries and other personnel expense increased $205 thousand, or 2.2% from the six months ended June 30, 2003 to the same period of 2004.  Additionally, marketing and advertising expense from the six month period ended June 30, 2003 to the same period of 2004 increased $149 thousand and professional services expense increased $128 thousand over the same periods.  Offsetting these increases in noninterest expenses was a decline in postage and supply expenses which declined by $211 thousand when comparing the same periods to a balance of $594 thousand.  Other noninterest expense totaled $2.5 million for the six months ended June 30, 2003 and declined to $2.4 million during the six months ended June 30, 2004.

The increase in salaries and other personnel expense for the six months ended June 30, 2004 compared with the same period of 2003 is due to increased expenses related primarily to employee medical insurance benefits, life insurance premiums for executive officers, and Bancshares' defined benefit pension plan. Expenses related to employee medical insurance benefits increased $79 thousand over the first six months of 2003 to $637 thousand.  Miscellaneous employee benefits, which include life insurance premiums for executive officers, increased $96 thousand over the first six months of 2003 to $246 thousand. Additionally, net expenses related to the Bancshares' noncontributory defined benefit pension plan increased $88 thousand during the six months ended June 30, 2004 over the same period of 2003.

During the first six months of 2003, supply inventories were evaluated and obsolete items were written off.  These write offs totaled approximately $100 thousand.  After adjusting for this write off, postage and supply expenses between the periods declined due to more aggressive expense management and the use of advanced technology utilizing electronic versions of once printed forms.

During the six month period ended June 30, 2004 marketing and advertising expenses totaled $586 thousand compared with $437 thousand during the first six months of 2003. The majority of the increase in marketing and advertising expenses has occurred in conjunction with media costs, newspaper advertising, direct marketing, and promotions.  In addition to day-to-day operational expenses in each of these areas, during the six months ended June 30, 2004, several additional expenses were incurred that were not incurred during the same period of 2003.  Marketing and advertising expenses were incurred during the first six months of 2004 relating to the certificate of deposit promotion offered during that time.  In addition to these non-routine expenses, in early 2004 the Bank introduced a new customer referral program.  Through the program, customers may earn a prize basket for the referral of new customers to the Bank.  Expenses related with the advertising and prizes for this program also increased marketing and advertising expenses during the first six months of 2004 over the same period of 2003.

The increase in professional services expense for the six months ended June 30, 2004 compared with the same period of 2003 is due to increased legal expenses relating to the loan portfolio.  As noted within Balance Sheet Review - Loan Portfolio, the Bank has continued to see an increase in prime access loans at June 30, 2004 over both December 31, 2003 and June 30, 2003 primarily resulting from the no closing costs promotional offering for such loans.  Synonymous with the increase in this loan portfolio is the increase in the related legal expenses incurred in conjunction with the no closing cost promotion.  Otherwise, the increase in this noninterest expense is the result of costs incurred by the Bank to defend itself against litigation brought about in the normal course of lending operations.

When comparing the same periods, other noninterest expense declined by $120 thousand or 4.7%.  This decline was due to the effective controlling of noninterest expenses by management.  Although this financial statement line item declined in excess of $100 thousand, no individual account balances contributed materially to this decline.  Instead the decline was the result of slight declines in many account balances.

Income Taxes
Income tax expense attributable to income from continuing operations totaled $2.7 million for the six month periods ended June 30, 2004 and June 30, 2003. The effective income tax rate was 32% for both the six month periods ended June 30, 2003 and June 30, 2004.

ACCOUNTING AND REPORTING MATTERS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by Bancshares.

In March 2004, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods, a policy consistent with the related international standard released and with convergence between the two sets of standards. The questions proposed at this point are how "share based payments" (to use the IASB term adopted by the FASB) should be valued and classified and the related implementation difficulties. The exposure draft addresses only accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Accounting for employee-stock-ownership-plan transactions (ESOPs) and awards to nonemployees will be taken up in a later phase of the project. Comments on the exposure draft were due by June 30, 2004. On July 20, 2004, the House passed a bill that would prevent the Securities and Exchange Commission from putting into effect the FASB proposal to require companies to expense employee stock options. The legislation would require that public companies report only employee stock options granted to their CEOs and four highest-paid officers. Small businesses would be exempted from expensing options, and new public companies would be able to delay expensing for top executives during their first three years. The House also approved an amendment to the legislation to clarify that companies wishing to expense stock options voluntarily may continue to do so. A similar bill in the Senate is still under consideration. Due to the continually evolving nature of stock options and other stock-based compensation accounting, Bancshares will stay abreast of related literature and comply with any related requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of Bancshares upon adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Qualitative Disclosures
Market risk is the risk of loss from adverse changes in market prices and rates. Market risk arises principally from interest rate risk inherent in lending, deposit, borrowing, and investing activities that could potentially reduce net interest income in future periods. This risk can also be reflected in diminished current market values. Management actively monitors and manages its interest rate risk exposure. Although other risks, such as credit and liquidity risk, are managed in the normal course of business, management considers interest rate risk to be its most significant market risk. This risk could potentially have the largest material effect on Bancshares' financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of Bancshares' business activities.

Due to the fact that the net interest income of any financial institution is vulnerable to fluctuations in interest rates, management attempts to mitigate this vulnerability through effective Asset-Liability Management. Such Asset-Liability Management should maintain a balance between exposure to interest rate fluctuations and earnings. Bancshares defines Asset-Liability Management as the process by which changes occur to the mix, maturity, and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of change in market interest rates realizing that a sudden and / or substantial fluctuation in interest rates will impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. Bancshares' goal then is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities through its Asset-Liability Management. Through Asset-Liability Management, Bancshares seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.

Appropriate overall balance sheet parameters and guidelines are influenced by general economic and banking conditions and by the local market environment. Current parameters and guidelines of the Asset-Liability Committee include maintaining the loan to deposit ratio in a range of 75% to 90%, using an increase or decrease of 3% in the federal funds rate over a twelve month period as a trigger for minimizing exposure to interest rate shifts, maintaining a liquidity ratio as defined by regulators in a range of 10% to 25%, and maintaining a dependency ratio as defined by the regulators of 5% to 25%. It is noted that the projected negative impact on net interest income for the twelve month period is not to exceed 20% although management may have to take corrective action during a period of sharply rising or falling interest rates. At June 30, 2004, Bancshares' loan to deposit ratio was 88%, which falls within the policy's permitted range of 75% to 90%, and the liquidity ratio was 17%, which falls in the policy's permitted range of 10% to 25%.

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

The following table is a summary of Bancshares' one-year gap (dollars in thousands):

June 30, 2004
Interest-earning assets maturing or repricing within one year	$ 472,982
Interest-bearing liabilities maturing or repricing within one year	362,330
Cumulative gap	$ 110,652
Gap as a percentage of total assets	11.75%

The above analysis does not take into account any prepayments on mortgages, consumer or other loans, or securities.  All maturities are stated in contractual terms.  The interest-sensitive gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. Based on the June 30, 2004 dynamic gap position in a one-year time period $473.0 million in interest-earning assets will reprice and approximately $362.3 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $110.7 million, or 11.75% of assets.

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

The earnings statements reviewed monthly by management simulates Bancshares' consolidated balance sheets and consolidated statements of income under several different rate scenarios over a twelve month period. It reports a case in which variations occur, from Bancshares' most likely forecast, when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve month period. Computation of the possible impact of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that could be taken in response to changes in interest rates.

In conjunction with the annual budgeting process for 2004, the Company projected a gradual increase in rates rather than an immediate change. This projection was made because rates typically change gradually over time rather than abruptly.

According to the model as of the end of the second quarter 2004, if interest rates rise by 300 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $3.6 million, or 8.8%. This model also shows that if interest rates rose by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $843 thousand, or 2.1%, and $2.0 million, or 4.9%, respectively. The model also shows that if interest rates dropped 300 basis points, net interest income would be adversely impacted by approximately $4.3 million, or 10.6%. Similarly, if interest rates dropped by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely impacted by approximately $840 thousand, or 2.1%, and $2.8 million, or 6.8%, respectively. The Asset-Liability Committee meets weekly to address such interest-pricing issues. The projected negative impact on net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset-Liability Committee's policy as noted previously.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of Bancshares' disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of Bancshares' Chairman and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer (Chief Accounting Officer) and several other members of senior management as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Bancshares' Chairman and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer (Chief Accounting Officer) concluded as of the Evaluation Date that disclosure controls and procedures were effective in ensuring that the information required to be disclosed by Bancshares in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including Bancshares' Chairman and Chief Executive Officer and the Bank's Chairman and Chief Executive Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls
During the second quarter of 2004, the Company did not make any changes in its internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, that control.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The annual shareholders' meeting of Bancshares was held on April 20, 2004.  4,886,324 shares were present in person or by proxy of the shares of common stock entitled to vote at the Annual Meeting.

Proposal #1 - Election of Directors.  The shareholders elected W. Fred Davis, Jr., David P. George, Jr. Michael D. Glenn, and Ann B. Smith as directors of the Company for three year terms ending in 2007.  At the meeting the following directors were elected for the terms specified:

Term to Expire in 2007	Number of Votes For	Number of Votes Withheld
W. Fred Davis, Jr.	4,882,323	4,001
David P. George, Jr.	4,878,323	8,001
Michael D. Glenn	4,882,323	4,001
Ann B. Smith	4,882,323	4,001

The following directors' term of office continued after the meeting: L. Leon Patterson, J. David Wasson, Jr., Sam B. Phillips, Jr., William S. Moore, John T. Gramling, II, James M. Shoemaker, Jr., Paul W. Stringer, and Edward K. Snead, III.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

(a)  Exhibits

31.1      L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2      Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On April 19, 2004, the Company furnished a Form 8-K announcing the earnings release dated April 14, 2004, which included selected financial data for the quarter ended March 31, 2004 and for select other previously reported periods.

On May 10, 2004, the Company furnished a Form 8-K announcing the mailing of its quarterly earnings overview to shareholders dated May 4, 2004, which included selected financial data for the quarter ended March 31, 2004 and for select other previously reported periods.

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

Date:   August 9, 2004