Form 10-Q
period 2004-09-30
PALMETTO BANCSHARES INC
filed 2004-11-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-26016
PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	74-2235055 (IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina (Address of principal executive offices)	29360 (Zip Code)

(864) 984-4551 (Registrant's telephone number)	www.palmettobank.com (Registrant's web site)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2004
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,284,235

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

PALMETTO BANCSHARES, INC.
Consolidated Balance Sheets (in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$ 27,935	32,309
Federal funds sold	976	930
Cash and cash equivalents	28,911	33,239

Federal Home Loan Bank ("FHLB") stock, at cost	2,725	1,868
Investment securities available for sale, at fair market value	148,611	128,930
Loans held for sale	3,560	6,399

Loans	747,010	693,213
Less allowance for loan losses	(8,170)	(7,463)
Loans, net	738,840	685,750

Premises and equipment, net	22,214	21,724
Accrued interest receivable	4,087	4,083
Other assets	16,851	16,086
Total assets	$ 965,799	898,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 124,136	115,982
Interest-bearing	659,109	655,766
Total deposits	783,245	771,748

Retail repurchase agreements	19,779	13,525
Commercial paper (Master notes)	16,564	16,170
Federal funds purchased	7,070	18,000
FHLB borrowings	54,500	-
Other liabilities	5,800	6,647
Total liabilities	886,958	826,090

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,281,185 and 6,263,210
at September 30, 2004 and December 31, 2003, respectively.	31,406	31,316
Capital surplus	358	250
Retained earnings	45,794	39,454
Accumulated other comprehensive income, net of tax	1,283	969
Total shareholders' equity	78,841	71,989

Total liabilities and shareholders' equity	$ 965,799	898,079

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income (in thousands, except share data)

	For the three months ended September 30,
	2004	2003
	(unaudited)
Interest income
Interest and fees on loans	$ 11,542	11,510
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	63	179
State and municipal	649	408
Mortgage-backed securities	656	102
Interest on federal funds sold	7	48
Dividends on FHLB stock	21	18
Total interest income	12,938	12,265

Interest expense
Interest on deposits, including retail repurchase agreements	2,581	2,642
Interest on securities sold under agreements to repurchase and
reverse repurchase agreements	-	-
Interest on federal funds purchased	23	7
Interest on FHLB borrowings	259	-
Interest on commercial paper (Master notes)	30	28
Total interest expense	2,893	2,677

Net interest income	10,045	9,588

Provision for loan losses	650	900

Net interest income after provision for loan losses	9,395	8,688

Noninterest income
Service charges on deposit accounts	2,164	2,196
Net fees for trust and brokerage services	666	671
Mortgage banking income	213	219
Investment securities gains	(18)	81
Other	710	673
Total noninterest income	3,735	3,840

Noninterest expense
Salaries and other personnel	4,617	4,869
Occupancy	591	583
Furniture and equipment	878	884
Postage and supplies	301	318
Marketing and advertising	285	195
Telephone	189	185
Professional services	238	51
Other	1,401	1,351
Total noninterest expense	8,500	8,436

Income before income taxes	4,630	4,092

Provision for income taxes	1,482	1,235

Net income	$ 3,148	2,857

Share Data:
Net income - basic	$ 0.50	0.46
Net income - diluted	0.49	0.45
Book value	12.55	11.25
Dividends declared and paid per share	0.14	0.12
Weighted average common shares outstanding - basic	6,272,918	6,273,780
Weighted average common shares outstanding - diluted	6,382,823	6,370,340

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Income (in thousands, except share data)

	For the nine months ended September 30,
	2004	2003
	(unaudited)
Interest income
Interest and fees on loans	$ 34,045	34,682
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	223	893
State and municipal	1,729	1,182
Mortgage-backed securities	1,385	492
Interest on federal funds sold	36	111
Dividends on FHLB stock	60	60
Total interest income	37,478	37,420

Interest expense
Interest on deposits, including retail repurchase agreements	7,474	8,134
Interest on securities sold under agreements to repurchase and
reverse repurchase agreements	32	-
Interest on federal funds purchased	54	19
Interest on FHLB borrowings	304	-
Interest on commercial paper (Master notes)	75	80
Total interest expense	7,939	8,233

Net interest income	29,539	29,187

Provision for loan losses	2,150	2,700

Net interest income after provision for loan losses	27,389	26,487

Noninterest income
Service charges on deposit accounts	6,444	6,417
Net fees for trust and brokerage services	2,104	1,941
Mortgage banking income	539	305
Investment securities gains	90	362
Other	2,131	1,997
Total noninterest income	11,308	11,022

Noninterest expense
Salaries and other personnel	14,302	14,349
Occupancy	1,780	1,691
Furniture and equipment	2,616	2,536
Postage and supplies	895	1,123
Marketing and advertising	871	632
Telephone	558	557
Professional services	650	335
Other	3,828	3,898
Total noninterest expense	25,500	25,121

Income before income taxes	13,197	12,388

Provision for income taxes	4,223	3,921

Net income	$ 8,974	8,467

Share Data:
Net income - basic	$ 1.43	1.34
Net income - diluted	1.41	1.32
Book value	12.55	11.25
Dividends declared and paid per share	0.42	0.36
Weighted average common shares outstanding - basic	6,267,991	6,315,334
Weighted average common shares outstanding - diluted	6,378,884	6,410,952

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(in thousands, except share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income, net	Total
Balance at December 31, 2002	6,324,659	$ 31,623	50	34,173	1,675	67,521

Net income				8,467		8,467
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period, net
of tax effect of $340					(542)
Less: reclassification adjustment for gains included
in net income, net of tax effect of $140					(223)
Net unrealized gains on securities						(765)

Comprehensive income						7,702

Cash dividend declared and paid ($0.36 per share)				(2,273)		(2,273)
Stock option activity	31,965	160	194			354
Stock purchase	(100,000)	(500)		(2,400)		(2,900)
Balance at September 30, 2003	6,256,624	$ 31,283	244	37,967	910	70,404

Balance at December 31, 2003	6,263,210	$ 31,316	250	39,454	969	71,989

Net income				8,974		8,974
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) arising during period, net
of tax effect of $231					369
Less: reclassification adjustment for gains included
in net income, net of tax effect of $35					(55)
Net unrealized losses on securities						314

Comprehensive income						9,288

Cash dividend declared and paid ($0.42 per share)				(2,634)		(2,634)
Stock option activity	17,975	90	108			198
Balance at September 30, 2004	6,281,185	$ 31,406	358	45,794	1,283	78,841

See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$ 8,974	8,467
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	2,985	4,134
Gain on sale of investment securities	(90)	(362)
Provision for loan losses	2,150	2,700
Origination of loans held for sale	(28,259)	(113,755)
Proceeds from sale of loans held for sale	31,637	117,548
Gain on sale of loans	(539)	(305)
Change in accrued interest receivable	(4)	266
Change in other assets	118	(1,304)
Change in other liabilities, net	(1,043)	436

Net cash provided by operating activities	15,929	17,825

Cash flows from investing activities
Purchase of investment securities available for sale	(65,252)	(67,353)
Proceeds from maturities of investment securities available for sale	6,787	13,078
Proceeds from sale and calls of investment securities available for sale	19,387	32,144
Principal paydowns on mortgage-backed securities available for sale	19,113	24,693
Purchase of Federal Home Loan Bank stock	(857)	(135)
Net increase in loans outstanding	(56,821)	(47,846)
Purchases of premises and equipment, net	(1,893)	(2,980)

Net cash used in investing activities	(79,536)	(48,399)

Cash flows from financing activities
Net increase in deposit accounts	11,497	45,490
Net increase in securities sold under agreements to repurchase	6,254	2,542
Net increase in commercial paper	394	6,911
Net decrease in federal funds purchased	(10,930)	-
Net increase in FHLB borrowings	54,500	-
Proceeds from stock option activity	198	354
Stock purchase	-	(2,900)
Dividends paid	(2,634)	(2,273)

Net cash provided by financing activities	59,279	50,124

Net decrease in cash and cash equivalents	(4,328)	19,550
Cash and cash equivalents at beginning of period	33,239	38,093

Cash and cash equivalents at end of period	$ 28,911	57,643

Supplemental Information
Cash paid during the period for:
Interest expense	$ 7,995	8,308
Income taxes	3,292	3,637

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available
for sale, pre-tax	$ 510	(1,245)
Loans transferred to other real estate owned	1,581	677
Loans charged-off	1,046	1,995
See accompanying notes to consolidated interim financial statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Notes To Interim Consolidated Financial Statements (unaudited)

Palmetto Bancshares, Inc. is a regional financial services company with assets totaling approximately $966 million and is the holding company for The Palmetto Bank (the "Bank").  The Bank is a full-service bank and trust company and engages in the general banking business through 30 retail branch offices in the Upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate"). The Bank also engages in investment services through its wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). Throughout these Notes, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors, loans for business, real estate, and personal uses, safe deposit box rental, electronic funds transfer services, telephone banking, and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and its mortgage banking operation meets a range of customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through an active trust department. Palmetto Capital offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

Palmetto Bancshares is headquartered in Laurens, South Carolina and was organized in 1982 under the laws of South Carolina. The Bank was organized and chartered under South Carolina law in 1906.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company.  In management's opinion, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for a fair presentation of the results for periods presented have been included.  Any such adjustments are of a normal and recurring nature. Assets held in a fiduciary or agency capacity for customers are not included in the consolidated financial statements, as such assets do not represent assets of the Company. The Company primarily operates through its wholly-owned subsidiary bank, the Bank, which represents its only reportable segment.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements included hereto, which are unaudited with the exception of those as of the year ended December 31, 2003, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected in future periods.

The consolidated financial statements and related notes included hereto are prepared in conformity with the Securities and Exchange Commission's instructions for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements are not included.  As such, the information contained in this report should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior period net income or retained earnings as previously reported.

Accounting policies followed by the Company for reporting within this quarterly report are consistent with the accounting policies followed for annual financial reporting as described in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. With the exception of the Company's policy regarding Federal Home Loan Bank ("FHLB") borrowings, these polices have not materially changed from the year ended December 31, 2003.

During the second quarter of 2004, the Company began to utilize short term and long term borrowings from the FHLB.  FHLB borrowings are a source of funding which the Company utilizes depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Company's unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Such borrowings are used to fund increases in interest earning assets in times of declines in alternative funding sources. Short term borrowings typically represent overnight funds sweeps used to fully utilize the Company's supply of excess lendable funds with maturities of one year or less when made. Access to alternate short-term funding sources allows the Company to meet funding needs without relying on increasing deposits on a short-term basis. Long term borrowings have maturities greater than one year when made. FHLB borrowings are collateralized by a blanket lien on certain qualifying commercial and single-family loans held in the Company's loan portfolio. The Company may, at its discretion, collateralize such borrowings with securities from the Company's investment portfolio. FHLB borrowings are an alternative to other funding sources with similar maturities.

During the three month and nine month periods ended September 30, 2004, increases in FHLB borrowings were used to support earning asset growth including increases in investment securities. The following table reports information regarding the Company's long term FHLB borrowing portfolio at September 30, 2004 (dollars in thousands).

Borrowing balance outstanding at September 30, 2004	$ 7,000	$ 13,000	10,000
Interest rate	2.32%	3.27	3.85
Maturity date	6/14/05	6/14/06	6/14/07

2.       INVESTMENT SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2004
		Unrealized	Unrealized
	Amortized cost	gains	losses	Fair value
U.S. Treasury and U.S.
Government agencies	$10,073	52	(5)	10,120
State and municipal	68,700	1,887	(254)	70,333
Mortgage-backed securities	67,751	433	(26)	68,158
Total	$146,524	2,372	(285)	148,611

		December 31, 2003
		Unrealized	Unrealized
	Amortized cost	gains	losses	Fair value
U.S. Treasury and U.S.
Government agencies	$25,115	196	-	25,311
State and municipal	53,813	1,689	(181)	55,321
Mortgage-backed securities	48,425	57	(184)	48,298
Total	$127,353	1,942	(365)	128,930

Securities with an aggregate carrying value of $72.0 million at September 30, 2004 were pledged to secure public deposits. Investment securities available for sale were impacted by purchases, proceeds from the sale, maturity, and / or call of such maturities as well as principal paydowns of mortgage-backed securities, which is reflected in the Consolidated Statement of Cash Flows.

During the three months ended September 30, 2004, the Company had no realized gains and realized losses of $18 thousand on the sales of investment securities available for sale.  During the same quarter of 2003, the Company had realized gains of $81 thousand and no realized losses on sales of investment securities available for sale. During the nine months ended September 30, 2004, the Company had realized gains of $141 thousand and realized losses of $51 thousand on sales of investment securities available for sale.  During the same period of 2003, the Company had realized gains of $362 thousand and no realized losses on sales of investment securities available for sale.  Specific identification is the basis on which cost was determined in computing realized gains and losses.

3.       LOANS

The Company's primary market area is the Upstate region of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At September 30, 2004, except for the fact that the majority of the loan portfolio is located in the Company's primary market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

The following table illustrates loans, including deferred fees and costs and in process accounts (excluding those mortgage loans held for sale), by classification at September 30, 2004 and December 31, 2003 (dollars in thousands).

	September 30,		December 31,
	2004		2003
Commercial business	$87,645	11.9%	$87,950	12.8%
Commercial real estate	462,117	62.5	420,470	61.3
Installment	20,073	2.7	22,169	3.2
Installment real estate	49,723	6.7	47,560	7.0
Indirect	16,023	2.2	15,644	2.3
Credit line	2,022	0.3	2,071	0.3
Prime access	41,730	5.6	33,015	4.8
Mortgage	53,083	7.2	46,155	6.7
Bankcards	10,163	1.4	9,996	1.5
Business manager	539	0.1	2,200	0.3
Other	1,163	0.1	1,278	0.2
Gross Loans	$744,281	100.7%	$688,508	100.4%
Allowance for loan losses	(8,170)	(1.1)	(7,463)	(1.1)
Loans in Process	1,914	0.3	3,899	0.6
Deferred Loans Fees and costs	815	0.1	806	0.1
Loans, net	$738,840	100.0%	$685,750	100.0%

Loans included in the above table are net of whole loans and participations sold and mortgage loans serviced for others. Mortgage loans serviced for the benefit of others amounted to $267.3 million and $269.9 million at September 30, 2004 and December 31, 2003, respectively. Most of these mortgage loans are serviced for the Federal Home Loan Mortgage Corporation.

As reflected in the table above, there were no significant fluctuations in the mix of the loan portfolio when comparing balances at December 31, 2003 with those at September 30, 2004.   Management has continued its emphasis on loans secured by real estate during the third quarter of 2004 due to the reduced amount of inherent risk within such loans compared with those secured by collateral other than real estate or loans that are unsecured. Additionally, as was the case during the year ended December 31, 2003, the loan portfolio has continued to experience increases in prime access loans over the periods presented primarily resulting from the no closing costs promotional offering for such loans.

The table set forth below illustrates the activity impacting the allowance for loan losses ("Allowance") for the three and nine month periods ended September 30, 2004 and 2003 (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$7,983	7,022	7,463	6,402
Provision for loan losses	650	900	2,150	2,700

Charged off loans	511	733	1,557	1,995
Loan Recoveries	48	52	114	134
Net charged off loans	463	681	1,443	1,861

Balance, end of period	$8,170	7,241	8,170	7,241

The Allowance was $8.2 million or 1.09% of loans, excluding mortgage loans held for sale, at September 30, 2004 compared with $7.5 million or 1.08% of loans at December 31, 2003. Although improved asset quality trends impacted the historical loss factors used in the Allowance model contributing to the decline in provision for loan losses of 27.8% for the three months ended September 30, 2004 over the same quarter of 2003, net charged-off loans over the same period declined 32.0%.  Likewise, the provision for loan losses declined 20.4% for the nine months ended September 30, 2004 over the period of 2003, while net charged-off loans over the same period declined 22.5%.  As a result, the Allowance as a percentage of loans, excluding mortgage loans held for sale, increased for both the three and nine month periods ended September 30, 2004 over the respective periods of 2003.

The following table summarizes the Company's nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated (in thousands).

	September 30,	December 31,
	2004	2003
Nonaccrual loans	$3,456	3,828
Other real estate owned	2,085	2,170
Repossessed automobiles	276	243
Total nonperforming assets	5,817	6,241
Loans past due 90 days and still
accruing (1)	101	212
Total nonperforming assets and
loans past due 90 days and still
accruing	$5,918	6,453

(1) Substantially all of these loans are credit card loans

4.       MORTGAGE SERVICING RIGHTS

On a quarterly basis, a third party is utilized to determine the value of mortgage servicing rights ("MSRs") as well as the related amortization and impairment of such rights. The external valuation utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of mortgage servicing rights. In regard to the valuation obtained at September 30, 2004, management believes that the modeling techniques and assumptions used in conjunction with the valuation are reasonable.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a replacement of SFAS No.125," mortgage servicing assets are stratified based on predominant risk factors in order to evaluate impairment. Impairment is recognized and reported through a valuation allowance. Impairment is the difference between the period end book value and the market value at the same point in time.

Amortization expense is calculated based on current available information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.

The following tables summarize the changes in gross mortgage servicing rights during the three and nine month periods ended September 30 (in thousands).

	For the three months ended September 30,
	2004	2003
Mortgage servicing rights, beginning of period	$ 2,550	2,116
Capitalized mortgage servicing rights	92	516
Amortization	(159)	(482)
Total mortgage servicing rights, end of period	$ 2,483	2,150

	For the nine months ended September 30,
	2004	2003
Mortgage servicing rights, beginning of period	$ 2,607	2,070
Capitalized mortgage servicing rights	355	1,499
Amortization	(479)	(1,419)
Total mortgage servicing rights, end of period	$ 2,483	2,150

The following tables summarize the activity impacting the valuation allowance for impairment of mortgage servicing rights during the three and nine month periods ended September 30 (in thousands).

	For the three months ended September 30,
	2004	2003
Valuation allowance, beginning of period	$ 159	246
Aggregate additions charged and reductions credited to operations	(7)	--
Valuation allowance, end of period	$ 152	246

	For the nine months ended September 30,
	2004	2003
Valuation allowance, beginning of period	$ 40	113
Aggregate additions charged and reductions credited to operations	112	133
Valuation allowance, end of period	$ 152	246

Gross mortgage servicing rights and the related valuation allowance are included in "other assets" on the Consolidated Balance Sheets.

As management projected in its Annual Report on Form 10-K for the year ended December 31, 2003, due to the interest rate environment, residential mortgage production during the first nine months of 2004 has declined compared with recent years, resulting in reduced loan sales.  As a result, mortgage servicing rights capitalized during the first nine months of 2004 have also declined when compared with the same period of 2003. Activity impacting the Company's mortgage servicing right portfolio, including mortgage loans originated to be sold and sales, are reflected in the Consolidated Statement of Cash Flows. Management expects lower origination and sales figures to continue due to higher mortgage loan rates. Although existing mortgage servicing rights continued to be amortized and evaluated for impairment, changes in current available market information regarding such facets of the portfolio as loan payments and prepayments have caused a decline in amortization and impairment during the nine months ended September 30, 2004 when compared with the same period of 2003.  As noted above, during the three and nine month periods ended September 30, 2004 amortization of mortgage servicing rights has outpaced the capitalization of new rights. During the same periods of 2003 the opposite was true.

5.       OTHER INTANGIBLE ASSETS

The following table summarizes the carrying amount of other intangible assets, included in "other assets" on the Consolidated Balance Sheets at the periods noted (in thousands).

	September 30,
	2004	2003
Amortized intangible assets
Intangible assets from branch acquisitions	$ 356	501

Nonamortized intangible assets
Goodwill	$ 3,691	3,691

Total other intangible assets	$ 4,047	4,192

Intangible assets with infinite lives are subject to periodic impairment tests in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on an annual basis, or more often if events or circumstances indicate that there may be impairment. Impairment valuations as of June 30, 2004 indicated that no impairment charge was required as of that test date, as the carrying amount of reporting units did not exceed implied fair value. As a result, no impairment loss was recorded.

The following tables summarize the activity of intangible assets with finite lives and the related amortization, included in "other assets" on the Consolidated Statements of Income, during the three and nine month periods ended September 30 (in thousands).

	For the three months ended September 30,
	2004	2003
Balance, beginning of period	$ 392	537
Amortization	36	36
Balance, end of period	$ 356	501

	For the nine months ended September 30,
	2004	2003
Balance, beginning of period	$ 464	608
Amortization	108	107
Balance, end of period	$ 356	501

Amortization expense related to intangible assets with finite lives is expected to total $144 thousand for the year ended December 31, 2004.  In addition, amortization expense related to intangibles of $144 thousand is expected to be recorded for fiscal year 2005, $48 thousand for fiscal years 2006 and 2007, $45 thousand for fiscal year 2008, and $33 thousand for fiscal year 2009.

6.       NET INCOME PER COMMON SHARE

Basic and diluted earnings per share have been computed based on net income presented in the accompanying Consolidated Statements of Income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended September 30,
	2004	2003

Basic weighted average number of common shares outstanding	6,272,918	6,273,780
Dilutive effect arising from potential common share issuances	109,905	96,560
Diluted weighted average number of common shares outstanding	6,382,823	6,370,340

	For the nine months ended September 30,
	2004	2003

Basic weighted average number of common shares outstanding	6,267,991	6,315,334
Dilutive effect arising from potential common share issuances	110,893	95,618
Diluted weighted average number of common shares outstanding	6,378,884	6,410,952

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares as of that date.  At September 30, 2004, there were no option shares that were excluded from the calculation of diluted earnings, based on information available to management at that time.

The Company paid cash dividends of $0.14 per share for the quarter ended September 30, 2004 and $0.12 per share for the same quarter of 2003.  The Company paid cash dividends of $0.42 per share for the nine months ended September 30, 2004 and $0.36 per share for the same period of 2003.

7.  EMPLOYEE BENEFIT PLANS

Postretirement Benefits
The tables set forth below present the components of the Company's net period benefit cost during the three and nine month periods ended September 30 (in thousands).

	For the three months ended September 30,
	2004	2003
Service cost	$ 119	136
Interest cost	139	152
Expected return on plan assets	(183)	(200)
Amortization of prior service cost	2	2
Amortization of the net loss	17	29
Net periodic benefit cost	$ 94	119

	For the nine months ended September 30,
	2004	2003
Service cost	$ 386	408
Interest cost	441	457
Expected return on plan assets	(580)	(600)
Amortization of prior service cost	6	6
Amortization of the net loss	53	87
Net periodic benefit cost	$ 306	358

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it expected to contribute $1.3 million to its noncontributory defined benefit pension plan during 2004. During the three and nine month periods ended September 30, 2004, $323 thousand and $982 thousand was contributed, respectively.

Stock Based Compensation
At September 30, 2004, the Company had a stock-based employee and director option plan, which is described more fully in Note 12 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.  SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue following APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. As such, no stock-based employee compensation cost has been reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

The tables set forth below illustrate the impact the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income and earnings per share if the Company had applied them for the three and nine month periods ended September 30 (in thousands, except share data).

	For the three months ended September 30,
	2004	2003
Net income, as reported	$ 3,148	2,857
Deduct: Total stock-based employee and director compensation expense determined under fair value-based methods for all awards, net of related tax effects	34	26
Pro forma net income	$ 3,114	2,831

Earnings per share
Basic - as reported	$ 0.50	0.46
Basic - pro forma	0.50	0.45

Diluted - as reported	0.49	0.45
Diluted - pro forma	0.49	0.45

	For the nine months ended September 30,
	2004	2003
Net income, as reported	$ 8,974	8,467
Deduct: Total stock-based employee and director compensation expense determined under fair value-based methods for all awards, net of related tax effects	101	87
Pro forma net income	$ 8,873	8,380

Earnings per share
Basic - as reported	$ 1.43	1.34
Basic - pro forma	1.42	1.33

Diluted - as reported	1.41	1.32
Diluted - pro forma	1.39	1.31

In accordance with its 1997 Stock Compensation Plan, the Company granted 44,000 options during second quarter 2003 and 34,000 options during first quarter 2004. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004 and 2003, respectively: dividend yield of 2.7% and 2.6%, expected volatility of 18% for grants during both years, average risk-free interest rate of 4% for grants during both years, expected lives of 10 years, and a vesting period of five years. The weighted average fair value of options granted approximated $4.58 in 2004 and $4.38 in 2003. For purposes of the pro forma calculation, compensation expense is recognized on a straight-line basis over the vesting period.

In November 2003, the FASB issued a tentative decision related to fair value accounting of stock options requiring that all unvested options begin being expensed in 2005 financial statements, which included guidance on how equity-based awards will be valued, expensed, and classified. The Company anticipated at that time that the adoption of such decisions would have an impact on its financial position or results of operations although such impact could not be determined at that time.

In March 2004, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods, a policy consistent with the related international standard released and with convergence between the two sets of standards. The question then followed regarding how "share based payments" (to use the International Accounting Standard Board's ("IASB") term adopted by the FASB) should be valued and classified and the related implementation difficulties. The exposure draft addressed only accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Accounting for employee-stock-ownership-plan transactions (ESOPs) and awards to nonemployees were to be taken up in a later phase of the project. Comments on the exposure draft were due by June 30, 2004.

On July 20, 2004, the House passed a bill that would prevent the Securities and Exchange Commission from putting into effect the FASB proposal to require companies to expense employee stock options. The legislation proposed requiring public companies to report only employee stock options granted to their CEOs and four highest-paid officers. Small businesses would be exempted from expensing options, and new public companies would be able to delay expensing for top executives during their first three years. The House also approved an amendment to the legislation to clarify that companies wishing to expense stock options voluntarily may continue to do so. At the time, a similar bill was in the Senate under consideration.

On October 16, 2004, the FASB voted to delay for six months the effective date by which companies would be required to expense stock options. The new FASB rule will require all stock options granted, modified or settled after June 15, 2005 to be expensed in income, effective for periods beginning after June 15, 2005. The previous effective date was January 1, 2005. The FASB plans to issue a final rule by December 31, 2004 and will require that companies begin disclosing in their financial statements the expected impact of adoption of this rule for December 31, 2004 financial statements. The Company anticipates that the adoption of such decisions would have an impact on its financial position or results of operations beginning in 2005.

Due to the continually evolving nature of stock option and other stock-based compensation accounting, the Company will stay abreast of the issue and comply with any requirements that become applicable to it.

8.       BUSINESS SEGMENTS

The Company has one principal operating subsidiary, The Palmetto Bank, which is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. This subsidiary, by virtue of exceeding certain quantitative thresholds, is the Company's only reportable segment. The reportable segment also provides demand transaction accounts and time deposit accounts to businesses and individuals. The Bank offers products and services primarily to customers in South Carolina. Revenues for the Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, and other customer service fees. No single customer accounts for a significant amount of the revenues of the reportable segment.

9.       COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET RISK

Lending Commitments and Off-Balance Sheet Risk
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

Off-balance sheet arrangements, which principally include commitments to extend credit, are described below. At September 30, 2004, the Company had no interests in non-consolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. These lending commitments are provided to customers in the normal course of business and the Company's credit policies and standards are applied when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings.

Generally, unused loan commitments are at adjustable rates that fluctuate with the prime rate or are at fixed rates that approximate market rates.

The following table summarizes issued commitments to extend credit loan commitments and unused credit card lines at September 30, 2004 (in thousands).

Home equity loans	$ 38,097
Credit cards	40,033
Commercial real estate development	52,684
Other unused lines of credit	36,150
Total unused commitment and unused credit card lines	$ 166,964

Standby letters of credit	$ 1,558

Outstanding commitments on mortgage loans not yet closed, the majority of which include interest rate lock commitments, amounted to approximately $3.7 million at September 30, 2004. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held consists of residential properties.

Standby letters of credit represent an obligation to a third party contingent upon the failure of a customer to perform under the terms of an underlying contract with the third party, or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. In recent months the Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approvals. Commitments under standby letters of credit are usually for one year or less. At September 30, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as the Company believes the likelihood that it will have to perform under such contracts is not likely. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 was $1.6 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at September 30, 2004.

The Company originates, sells, and services mortgage loans. All of the loan sales within the first nine months of 2004 were without provision for recourse. Mortgage loans serviced for the benefit of others, which are not owned by the Company and therefore are not recorded on the Consolidated Balance Sheets, amounted to $267.3 million and $269.9 million at September 30, 2004 and December 31, 2003, respectively.

Contingencies
The Company is currently the defendant in certain legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

On May 18, 2004, Glen Meadows, LLC, WACC, LLC, and BC Ventures, LLC filed a complaint against The Palmetto Bank and two other financial institutions claiming that a dishonest employee (of the plaintiffs) deposited checks drawn on company accounts at the latter two institutions and deposited these funds into the employee's account at The Palmetto Bank. Although The Palmetto Bank contended that we had no obligation to the drawer of the checks due to the extended period of time between the occurrences and the claim, the compliant was settled during the third quarter of 2004 for $75,000.

Lease Agreements
The Company has not entered into any material property and equipment leases during the nine month period ended September 30, 2004.

10.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, the company engages in business transactions with certain of its directors and employees. Such transactions are competitively negotiated at arms-length by the Company and are not considered to include terms that are unfavorable to the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

WEBSITE AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

The Bank's website, www.palmettobank.com, includes a link to the Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval ("EDGAR") system which makes various reports filed with the Securities and Exchange Commission by the Company, including, but not limited to, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Ownership Reports filed in conjunction with Section 16, and amendments to such reports, available, free of charge.  These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission.  The Securities and Exchange Commission's EDGAR database may also be accessed through its website, www.sec.gov.

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. Such statements give management's expectations about the Company's future and are not guarantees. Forward-looking statements speak only as of the date they are made, and no obligation is undertaken to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements included in future filings of the Company with the SEC, in press releases, and/or in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements.

There are several factors, many beyond the Company's and its management's control, that could cause results to differ from expectations. Some of these factors include, but are not limited to,

  changes in economic and / or industry conditions and monetary policy;
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
  dependence on senior management;
  technological changes;

  the ability to maintain and / or increase market share;
  the reliability of expense projections;
  risks associated with income taxes, including the potential for adverse adjustments;
  changes in accounting policies and practices;
  potential cost and impact of litigation; and
  the impact of recently-enacted or proposed legislation.

Many of these factors, as well as other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Any factor described in this Quarterly Report on Form 10-Q or in that Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect the business, financial condition, and / or results of operations of the Company. Additionally, there are factors that may not be described in this report that could cause actual results to differ from expectations.

COMPANY OVERVIEW

Palmetto Bancshares is a bank holding company organized under the laws of South Carolina in 1982. The Palmetto Bank (the "Bank"), a wholly-owned subsidiary of Palmetto Bancshares, was organized and chartered under South Carolina law in 1906.  The Company's corporate offices are located at 301 Hillcrest Drive, Laurens, South Carolina. The Bank is a full-service bank and trust company.  At September 30, 2004, the Bank had thirty full-service branches in the Upstate region of South Carolina within the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), and Oconee County (1).  In addition to branch locations, at September 30, 2004, the Bank has 27 automatic teller machine ("ATM") locations (including two at non-branch locations) and five limited service branches located in retirement centers in the Upstate. The Company added a new ATM to its Simpsonville market in October 2004. The Bank engages in investment services through its wholly-owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary.

The Company's primary market area is located within South Carolina in the foothills region of Greenville, including Greenville County and its surrounding counties. Primary business sectors in the region include banking and finance, manufacturing, health care, retail, telecommunications, government services, and education. The Company believes that it is not dependent on any one or a few types of commerce due to the area's diverse economic base.

The Upstate is a designated foreign trade zone area, and boasts the highest level of foreign capital investment per capita in the nation, and is home to more than 240 international firms from 23 nations, including BMW, Hitachi, and Michelin. While commercial real estate lending has not returned to the levels seen before the economic downturn of recent years, activity in this sector has increased. Having recently annexed more than 724 acres of prime development property, the Upstate is believed to be the cutting edge of new industrial opportunities. Along with the creation of the Millennium Campus and an automotive research park at the site, part of a joint venture with Clemson University and BMW, developers are ready to bring many new industries to the area.

No new branches were opened during the twelve month period ended September 30, 2004, although management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Company, its customers, and its shareholders. Expansion opportunities are currently being evaluated in the market areas in which the Company currently serves. During the second quarter of 2004, the Company closed on a real estate site in Easley, South Carolina that will introduce the Company's presence into Pickens County. Easley is a culturally diverse community with approximately 20,000 residents living within the city limits. Maintaining the Company's focus on serving Upstate South Carolina, ground will be broken on the new office in Easley in December 2004, with the branch opening scheduled for third quarter 2005.

In addition to traditional banking services, the Company's offers brokerage and trust services. Community banking includes the retail and commercial distribution network consisting of 30 branches, telephone banking, and internet banking. Community banking provides a variety of depository accounts including interest-bearing and noninterest-bearing checking accounts, savings accounts, certificates of deposit and money market accounts. In addition, community banking offers a variety of loan products, including commercial, consumer, real estate and home equity loans as well as credit card services. The Bank also maintains 27 ATMs and allows customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing. Mortgage lenders are located in the community bank branches. Palmetto Capital offers full service and discount brokerage, annuity sales and financial planning services through a third party arrangement with Raymond James. The Company also offers trust services for companies and individuals. Investment advisors are based in branch locations in community bank branches.  In addition, separate investment facilities are maintained in Greenville and Laurens Counties.  Trust professionals are located in the community bank branches as well as in the Company's operations center.

The Company derives interest income through traditional banking activities such as generating loans and earning interest on securities. Income is also earned from fees on deposit accounts and mortgage, brokerage, and trust services. Also, as a part of the Company's management of its securities portfolio, income is recognized on the sale of securities. Improving the net interest margin is critical to the Company's strategy to grow earnings. However, the recent interest rate environment has continued to pressure loan yields. Although the lending environment continues to be challenging due to economic conditions, loan growth continues to be a primary focus for the Company.

Lowering funding costs is essential to improving the Company's net interest margin. The Company continues its focus on growing deposits balances while remaining cognizant of pricing dilemmas resulting from the recent interest rate environment. In addition to traditional funding sources, during 2004, the Company began to utilize Federal Home Loan Bank ("FHLB") borrowings to support earning asset growth, including increases in investment securities. Although often obtained at rates higher than those obtained through traditional funding sources, borrowings represent a source of funding diversification, which can be used for leverage in deposit pricing. In addition, they help an institution avoid overpaying for deposits. Among other tools, the Company uses marginal cost analyses when considering funding options.  Management believes that marginal cost analysis is the key to incorporating borrowings in deposit pricing. Although alternative funding sources, such as FHLB borrowings, do not always result in lower interest expense, management believes that such funding alternatives can increase net interest income by employing these funds in higher yield assets.

Since asset quality is tied to profitability and capital adequacy, maintaining sound asset quality continues to be a primary focus for the Company. As a result of this focus and the initiatives taken during recent years, our asset quality ratios have improved significantly and remain strong as of and for the periods ended September 30, 2004. Activities designed to monitor and improve asset quality typically have a positive impact on earnings by reducing the credit risk profile of the Company and reducing future collection costs. Nevertheless, certain risks are inherent within any loan portfolio particularly portfolios containing commercial, commercial real estate, and consumer loans, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

The Company is focused on retaining existing customers and attracting new customers. The Company feels that it sets itself apart from its competitors by providing superior personal service. This is accomplished through a variety of delivery channels marketing a full range of high quality financial products and services. The Company sets strategic targets for net growth in deposit accounts annually in an effort to cross-sell, thereby increasing the products per banking relationship. Traditional marketing techniques are employed to attract new customers including, but not limited to, direct mailings and advertising, as the Company recognizes that attracting new customers provides, in addition to interest opportunities, a new avenue for the generation of fee income.  In addition, new deposit customers are key to providing a mix of lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Company offers early bird hours at select branch locations, Saturday banking at select branch locations, a telephone banking call center, as well as Internet banking options. The Company will continue to expand into new areas as both market and economic conditions warrant.

Consistent with the United States banking industry's increased reliance on nontraditional business activities to generate fee income, trading revenue, and other types of noninterest income, the Company continues to place emphasis on noninterest income for possible growth opportunities. These sources of income typically provide a boost to revenue while being less dependent on overall business conditions than traditional interest income. As a result of the Company's emphasis increases have been experienced related to service charges on deposit accounts, brokerage and trust services, and mortgage banking services in the first nine months of 2004.  The Company continuously reviews opportunities for new products, services, and expansion opportunities as conditions warrant.

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

FINANCIAL SUMMARY

Net income totaled $3.1 million, or $0.49 per diluted share, for the three months ended September 30, 2004, compared to net income of $2.9 million or $0.45 per diluted share for the same period in 2003. For the nine months ended September 30, 2004, net income amounted to $9.0 million, or $1.41 per diluted share, compared with net income of $8.5 million or $1.32 per diluted share for the same period in 2003. Net income for the three months and nine months ended September 30, 2004 increased due primarily to higher net interest income as well as a decline in the provision for loan losses.  This decline in the provision for loan losses is primarily attributable to improved asset quality trends that directly impact the historical loss factors used in the Allowance model.  The increase in net interest income resulted from an increase in volume offset by a decline in rates as well as the results of certain asset-liability management transactions entered into during the second and third quarters of 2004.

During the third quarter of 2004, the Company's nontraditional banking services continued to generate strong revenue growth consistent with the third quarter of 2003. In the aggregate, noninterest expense remained relatively unchanged during the three months ended September 30, 2004 when compared with the same period of 2003 primarily due to a reduction in salaries and other personnel expense being absorbed through slight increases in marketing and professional services expense.  Salaries and other personnel expense, the largest component of noninterest expense, accounted for approximately 54.3% of total noninterest expenses for the quarter ended September 30, 2004. Income tax expense increased $247 thousand due to an increase in projected taxable income relative to nontaxable adjustments.

During the first nine months of 2004, the Company's nontraditional banking services continued to generate strong revenue growth compared to the first nine months of 2003, with net fees for trust and brokerage services up 8.4%, mortgage banking income up 76.7% and other noninterest income up 6.7%. These increases were offset slightly by a 75.1% decline in gains on investment security sales. Noninterest expense increased 1.5% primarily due to increases in marketing and professional services expense. These increases were offset slightly by declines in postage and supplies expense. Salaries and other personnel expense, the largest component of noninterest expense, accounted for approximately 56.1% and 57.1% of total noninterest expenses for the nine months ended September 30, 2004 and 2003, respectively. Income tax expense increased $302 thousand due to an increase in projected taxable income relative to nontaxable adjustments.

	At and for the three months		At and for the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share data)

SUMMARY OF OPERATIONS
Interest income	$ 12,938	12,265	37,478	37,420
Interest expense	2,893	2,677	7,939	8,233

Net interest income	10,045	9,588	29,539	29,187
Provision for loan losses	650	900	2,150	2,700

Net interest income after provision for loan losses	9,395	8,688	27,389	26,487
Noninterest income	3,735	3,840	11,308	11,022
Noninterest expense	8,500	8,436	25,500	25,121

Income before income taxes	4,630	4,092	13,197	12,388
Provision for income taxes	1,482	1,235	4,223	3,921

Net income	$ 3,148	2,857	8,974	8,467

SHARE DATA
Net income per common share:
Basic	$ 0.50	0.46	1.43	1.34
Diluted	0.49	0.45	1.41	1.32
Cash dividends per common share	0.14	0.12	0.42	0.36
Book value per common share	12.55	11.25	12.55	11.25
Outstanding common shares	6,281,185	6,256,624	6,281,185	6,256,624
Weighted average common shares outstanding - Basic	6,272,918	6,273,780	6,267,991	6,315,334
Weighted average common shares outstanding - Diluted	6,382,823	6,370,340	6,378,884	6,410,952

PERIOD-END BALANCES
Assets	$ 965,799	882,774	965,799	882,774
Investment securities available for sale, at fair market value	148,611	110,506	148,611	110,506
Loans held for sale	3,560	8,363	3,560	8,363
Loans	747,010	670,850	747,010	670,850
Allowance for loan losses	8,170	7,241	8,170	7,241
Deposits	819,588	804,604	819,588	804,604
Borrowings	61,570	-	61,570	-
Shareholders' equity	78,841	70,404	78,841	70,404

AVERAGE BALANCES
Assets	$ 949,582	873,008	918,943	851,477
Earning assets	889,366	813,022	857,354	790,991
Loans and loans held for sale	734,155	682,035	719,178	664,506
Total deposits	824,528	789,333	815,341	770,253
Borrowings	42,322	2,610	22,694	1,939
Shareholders' equity	77,040	70,546	75,311	70,393

RATIOS
Return on average assets	1.32%	1.30	1.30	1.33
Return on average equity	16.26	16.07	15.92	16.08
Net interest margin	4.63	4.76	4.73	5.03
Average loans to average deposits	89.04	86.41	88.21	86.27
Average equity to average assets	8.11	8.08	8.20	8.27
Dividend payout ratio	27.92	26.25	29.35	26.85
Equity to assets at year end	8.16	7.98	8.16	7.98

SIGNIFICANT CREDIT QUALITY RATIOS
Nonaccrual loans to total assets	0.36%	0.59	0.36	0.59
Net charge-offs to average loans less mortgage loans
held for sale	0.25	0.41	0.27	0.38

CRITICAL ACCOUNTING POLICIES

The Company's accounting and financial reporting policies are in conformity with generally accepted accounting principles ("GAAP") and with general practice within the banking industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. During the annual financial reporting process, management, in conjunction with the Company's independent auditors, discusses the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.  Additionally, the Audit Committee reviews the Company's Quarterly Reports on Form 10-Q and the Annual Reports on Form 10-K including all related disclosures.

In order to understand the Company's financial position and results of operations, it is important to understand the Company's critical accounting policies and the extent to which judgment and estimates are used in applying such policies. The Company's significant accounting policies are discussed in Item 7 and Note 1 of Notes to Consolidated Financial Statements of its Annual Report on Form 10-K for the year ended December 31, 2003. Of these significant accounting policies, policies regarding the accounting for its allowance for loan losses, pension plan, mortgage servicing rights, and income taxes, are considered to be the most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of management judgment that could be subject to revision as current information becomes available. In order to assist in the determination of critical accounting policies, management considers whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and whether different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company's financial condition or results of operations.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties impacting the application of these policies, management believes that the Company's consolidated financial statements provide a meaningful and fair presentation of its current financial condition. This is not to suggest that risk factors, some of which are described in Forward-Looking Statements, could not adversely impact this condition.

NON-GAAP FINANCIAL INFORMATION

This report contains financial information determined by methods other than in accordance with GAAP. The Company's management uses these non-GAAP measures to analyze performance. In particular, certain designated net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

EARNINGS REVIEW

Net Interest Income and Margin
Net interest income is the difference between gross interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on deposits and other interest-bearing liabilities and represents the largest component of earnings for the Company. The net yield on interest-earning assets measures how effectively a company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income is a non-GAAP performance measure used by management in operating the business which management believes provides investors with a more accurate picture of the interest margin for comparative purposes.  This measure adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates earned and paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity cause changes in net interest income.

The following tables present the Company's analysis of net interest income on a fully tax-equivalent basis and average balance sheets for the three and nine months ended September 30, 2004 (dollars in thousands).

	For the three months ended September 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$2,011	$7	1.38%	$19,536	$48	0.97%
Federal Home Loan Bank stock and deposits	2,578	21	3.24	2,183	18	3.27
Nontaxable investment securities (1) (3)	69,376	957	5.49	39,322	580	5.85
Taxable investment securities (3)	81,246	719	3.52	69,946	282	1.60
Loans, net of unearned (2)	734,155	11,542	6.25	682,035	11,510	6.70
Total interest-earning assets	889,366	13,246	5.93	813,022	12,438	6.07

Noninterest-earning assets
Cash and due from banks	23,879			27,705
Allowance for loan losses	(8,030)			(6,990)
Premises and equipment, net	22,415			20,227
Accrued interest	4,037			3,831
Other assets	17,915			15,213
Total noninterest-earning assets	60,216			59,986

Total assets	$949,582			$873,008

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$262,432	$244	0.37%	$248,022	$244	0.39%
Savings	48,240	37	0.31	43,014	36	0.33
Time	352,479	2,271	2.56	347,479	2,342	2.67
Total interest-bearing deposits	663,151	2,552	1.53	638,515	2,622	1.63
Retail repurchase agreements	22,499	29	0.51	15,509	20	0.51
Commercial paper	17,148	30	0.70	18,749	28	0.59
Federal funds purchased	5,789	23	1.58	2,610	7	1.06
FHLB Advances	36,533	259	2.82	-	-	-
Other interest-bearing liabilities	-	-	-	-	-	-
Total interest-bearing liabilities	745,120	2,893	1.54	675,383	2,677	1.57

Noninterest-bearing liabilities
Noninterest-bearing deposits	121,730			116,560
Other noninterest-bearing liabilities	5,692			10,519
Total noninterest-bearing liabilities	127,422			127,079

Total liabilities	872,542			802,462

Shareholders' equity	77,040			70,546

Total liabilities and shareholders' equity	$949,582			$873,008

NET INTEREST MARGIN (FTE) (1) / NET YIELD ON
INTEREST-EARNING ASSETS (FTE)		$10,353	4.63		$9,761	4.76%

Tax-equivalent adjustment (1)		308			173

NET INTEREST MARGIN		$10,045			$9,588

NOTE - Designated net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. A reconciliation is included which reconciles non-GAAP measures with amounts that would have been reported under GAAP measures.

(1)	Yields on nontaxable securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of
32% and 30% for the three month period ended September 30, 2004 and 2003, respectively. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $308 and $173 for the 2004 and 2003 periods, respectively.
(2)	The preceding analysis takes into consideration the principal amount of nonaccrual loans and only income actually collected and recognized on such loans. All loans and deposits are domestic. Average loan balances are shown net of unearned income.
(3)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

	For the nine months ended September 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$4,658	$36	1.03%	$13,451	$111	1.10%
Federal Home Loan Bank stock and deposits	2,602	60	3.08	2,153	60	3.73
Nontaxable investment securities (1) (3)	61,888	2,543	5.49	36,894	1,729	6.27
Taxable investment securities (3)	69,028	1,608	3.11	73,987	1,385	2.50
Loans, net of unearned (2)	719,178	34,045	6.32	664,506	34,682	6.98
Total interest-earning assets	857,354	38,292	5.97	790,991	37,967	6.42

Noninterest-earning assets
Cash and due from banks	25,853			27,670
Allowance for loan losses	(7,755)			(6,968)
Premises and equipment, net	22,178			19,965
Accrued interest	3,865			4,124
Other assets	17,448			15,695
Total noninterest-earning assets	61,589			60,486

Total assets	$918,943			$851,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$264,131	$689	0.35%	$245,521	$855	0.47%
Savings	46,640	101	0.29	41,399	112	0.36
Time	349,367	6,606	2.53	336,989	7,106	2.82
Total interest-bearing deposits	660,138	7,396	1.50	623,909	8,073	1.73
Retail repurchase agreements	20,544	78	0.51	16,247	61	0.50
Commercial paper	15,900	75	0.63	17,468	80	0.61
Federal funds purchased	5,208	54	1.39	1,939	19	1.31
FHLB Advances	14,136	304	2.87	-	-	-
Other interest-bearing liabilities	3,350	32	1.28	-	-	-
Total interest-bearing liabilities	719,276	7,939	1.47	659,563	8,233	1.67

Noninterest-bearing liabilities
Noninterest-bearing deposits	118,759			112,629
Other noninterest-bearing liabilities	5,597			8,892
Total noninterest-bearing liabilities	124,356			121,521

Total liabilities	843,632			781,084

Shareholders' equity	75,311			70,393

Total liabilities and shareholders' equity	$918,943			$851,477

NET INTEREST INCOME (FTE) (1) / NET YIELD ON
INTEREST-EARNING ASSETS (FTE)		$30,353	4.73		$29,734	5.03

Tax-equivalent adjustment (1)		814			547

NET INTEREST MARGIN		$29,539			$29,187

NOTE - Designated net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. A reconciliation is included which reconciles non-GAAP measures with amounts that would have been reported under GAAP measures.

(1)	Yields on nontaxable securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of
32% for both the nine month periods ended September 30, 2004 and 2003. The adjustments made to convert nontaxable investments to a fully taxable equivalent basis were $814 and $547 for the 2004 and 2003 periods, respectively.
(2)	The preceding analysis takes into consideration the principal amount of nonaccrual loans and only income actually collected and recognized on such loans. All loans and deposits are domestic. Average loan balances are shown net of unearned income.
(3)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Fully tax-equivalent net interest income for the quarter ended September 30, 2004 increased $592 thousand, or 6.1%, to $10.4 million from the quarter ended September 30, 2003. This increase was attributed to an $808 thousand increase in fully tax-equivalent interest income over the same period, slightly offset by an increase in interest expense for the same period. Fully tax-equivalent net interest income for the nine months ended September 30, 2004 increased $619 thousand, or 2.1%, to $30.4 million from the nine month period ended September 30, 2003. This increase was due to an increase in fully tax-equivalent interest income of $325 thousand over the period as well as a decline in interest expense over the period of $294 thousand. As summarized in the previous tables, the increase in fully-tax equivalent interest income during both the three and nine months ended September 30, 2004 when compared with the same periods of 2003 results from increases in interest-earning assets of 9.4% and 8.4%, respectively, partially offset by lower yields on interest-earning assets during the periods resulting from the low interest rate environment of recent years.

When comparing the three months ended September 30, 2004 over the same period of 2003, interest expense increased $216 thousand.  Interest expense for the nine months ended September 30, 2004 decreased by $294 thousand compared to the same period of 2003.  For the three and nine month periods ended September 30, 2004, interest expense on deposit accounts declined $70 thousand and $677 thousand, respectively, compared to comparable 2003 periods.  This decline in interest expense on deposit accounts was due in part to the downward pricing of deposit products over the periods presented resulting from the low interest rate environment.  Offsetting this decline was an increase in interest on other interest-bearing liabilities, which included federal funds purchased, FHLB borrowings, and other interest-bearing liabilities, of $286 thousand and $383 thousand for the 2004 three month and nine month periods compared to the 2003 periods.  This increase resulted primarily from costs associated with asset liability management transactions entered into during the 2004 periods that were not transacted during the 2003 periods which utilized funding sources other than traditional deposits to fund growth in interest earning assets.

Average interest-earning assets increased $76.3 million and $66.4 million to $889.4 million and $857.4 million for the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. These increases were due in part to a $41.4 million and $20.0 million increase in the Company's average securities available for sale during the three and nine months ended September 30, 2004, respectively, due to management's decision to employ funds obtained through alternative funding sources into higher yielding earning assets. Average interest-earning assets also increased as a result of growth in the Company's average loans and loans held for sale portfolio, which increased $52.1 million and $54.7 million during the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. These increases were mainly due to growth in the commercial real estate, mortgage, and prime access loan portfolios. These increases in average interest-earning assets were partially offset by a decline in average federal funds sold of $17.5 million and $8.8 million, during the three and nine months ended September 30, 2004, respectively.  Federal funds sold represent unsecured overnight funds sweeps to other financial institutions by the Company used to fully utilize the Company's supply of excess lendable funds.  As such, these balances fluctuate on a daily basis depending on the liquidity position of the Company.

In addition to the increase in average interest-earning assets, the Company experienced an increase in average interest-bearing liabilities. Average interest-bearing deposits increased $24.6 million and $36.2 million for the three and nine months ended September 30, 2004 over the same periods of 2003, respectively. Average retail repurchase agreements increased $7.0 million and $4.3 million from the three and nine months ended September 30, 2003.  Offsetting these increases was a slight decline in average commercial paper for the three and nine months ended September 30, 2004 over the same periods ended 2003. Average other interest-bearing liabilities increased $39.7 million and $20.8 million for the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods and were used to fund loan growth and securities purchases. This increase is primarily the result of management's decision during 2004 to utilize FHLB borrowings to support earning asset growth, including increases in investment securities.

The weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities shown in the previous tables are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. Interest-sensitive liabilities repriced to an average cost of 1.54% during the third quarter of 2004 from an average cost of 1.57% during the third quarter of 2003 and 1.47% for the first nine months of 2004 from 1.67% for the same period of 2003.  Average yields on interest-earning assets declined from 6.07% to 5.93% and 6.42% to 5.97% over the same periods. The decline of the weighted average yield on interest-earning assets during 2004 periods over 2003 periods was primarily the result of the decreasing yields of the loan portfolio resulting from the low interest rate environment, partially offset by increased security portfolio yields.  The overall decline on weighted average yield on interest-earning assets was offset partially by a reduction in the weighted average yield on interest-bearing liabilities. The reduction in the average yield on interest-bearing liabilities is the result of a reduction in the average yield on interest-bearing deposits offset somewhat by an increase in the average yield on other interest-bearing liabilities.  The average yield on interest-bearing deposits remains a low cost of funds as interest rates on such accounts remain at lower limits due to historically low interest rates. Included in the average yield on other interest-bearing liabilities is the cost of alternative funding sources utilized by management during 2004.

Impacted by the factors noted in the preceding paragraph, fully tax-equivalent net yield on interest-earning assets decreased 13 basis points to 4.63% for the quarter ended September 30, 2004 from 4.76% for the same quarter ended September 30, 2003 and 30 basis points from the nine month period ended September 30, 2003 to the same period ended September 30, 2004.

Management believes that the primary cause of the changes in the yields and rates on interest-earning assets and interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee during the past several years. During 2003, the Federal Reserve lowered the federal funds target rate 25 basis points at the end of June, which followed a 50 basis point reduction in November 2002 and eleven downward adjustments in 2001. A large portion of the adjustable rate loans in the loan portfolio reprice immediately following an interest rate change by the Federal Reserve. The Federal Reserve increased rates at the end of the second quarter 2004 by 25 basis points.  This increase was followed by two additional increases, each of 25 basis points, during third quarter 2004.  In spite of these rate increases, funding source rate changes often take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings.

Noninterest Income
Sources of noninterest income include, but are not limited to, fees on deposit accounts as well as income from the Company's other nontraditional banking services. Also, as a part of the Company's management of its securities portfolio, noninterest income is recognized on the sale of securities.

Noninterest income for the three months ended September 30, 2004 totaled $3.7 million, down $105 thousand, or 2.7%, compared with $3.8 million for third quarter 2003. This decline was primarily due to a decline in investment security gains over the periods presented.

The primary objective of the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. In order to achieve this objective, the mix of securities within the portfolio has shifted over the past 15 months resulting in a limited amount of investment security gains available to be realized.  In addition, the initiative to restructure the portfolio has resulted in the Company realizing losses on securities sold to properly align the mix of securities in the portfolio.

Noninterest income for the nine months ended September 30, 2004 totaled $11.3 million, up $286 thousand, or 2.6%, compared with $11.0 million for same period of 2003. The increase in noninterest income during the first nine months of 2004 over the first nine months of 2003 resulted from an increase in net fees for trust and brokerage services of $163 thousand, or 8.4% over the periods presented to a balance of $2.1 million as of September 30, 2004 and an increase in mortgage banking income of $234 thousand during the first nine months of 2004 over the same period of 2003, offset by a decline of investment security gains of $272 thousand to a balance of $90 thousand for the nine month period ended September 30, 2004.

Net fees for trust and brokerage services include fees earned through both brokerage and trust activities. At September 30, 2004, assets under Palmetto Capital's management totaled $136.9 million as compared to of $100.8 million at September 30, 2003. At September 30, 2004, assets under the trust department's management totaled $260.1 million as compared to $246.7 million at September 30, 2003. The 8.4% increase in fees earned when comparing the nine months ended September 30, 2004 to the same period of 2003 correlates to the level of assets under management.

Mortgage banking income includes origination income, mortgage servicing loss (net of the related amortization for the mortgage servicing rights for portfolio mortgage loans), losses and recoveries related to the impairment of mortgage servicing rights, and gains and losses on sales of portfolio mortgage loans. The Company sells most of the loans it originates in the secondary market with servicing rights retained. At September 30, 2004, the servicing portfolio for loans sold had an aggregate principal balance of $267.3 million, down from $269.9 million at December 31, 2003. The servicing portfolio has remained relatively unchanged over these periods due to prepayments of loans from increased refinancings resulting primarily from lower rates nearly offsetting new originations. At September 30, 2004, the total servicing portfolio, including those serviced for in house loans, had an aggregate principal balance of $320.3 million, up from $316.0 million at December 31, 2003.

Mortgage banking income decreased $6 thousand during the three month period ended September 30, 2004 over the same period of 2003.  Mortgage banking income increased $234 thousand during the nine month period ended September 30, 2004 over the same period of 2003.  The following table summarizes the components of mortgage banking income for the nine month period ended September 30, 2004 compared with the same period of 2003 (in thousands).

	For the nine months ended
	September 30,
	2004	2003
Mortgage servicing fees	$ 504	476
Gain on sale of loans	479	1,122
Mortgage servicing right amortization	-	(133)
Mortgage servicing right impairment	(590)	(1,419)
Processing fees	77	258
Other mortgage banking income	69	1
	$ 539	305

Activity impacting the Company's mortgage servicing rights portfolio, including mortgage loans originated to be sold and sales of such loans, are reflected in the Consolidated Statement of Cash Flows. As management projected in its Annual Report on Form 10-K for the year ended December 31, 2003, due to the interest rate environment, residential mortgage production during the first nine months of 2004 has declined compared with recent years, resulting in reduced loan sale gains.  Processing fees relating to the origination of such loans also declined over the same periods.  This decline is primarily due to the Company negotiating these fees in order to compete in the challenging lending market. Offsetting these declines in mortgage banking income was a decline in the amortization and impairment of mortgage servicing rights.  As interest rates have begun to rise in recent months, refinancing activity have begun to slow.  As such, the component of mortgage servicing right amortization and impairment relative to refinancing activity has slowed as well. Over the periods summarized above, mortgage servicing fees have remained relatively unchanged as loan prepayments have been replaced with new originations thereby leaving the loans serviced for others portfolio relatively unchanged.

Investment security gains declined from a balance of $362 thousand for the nine months ended September 30, 2003 to a balance of $90 thousand for the nine months ended September 30, 2004 for the same reasons that investment security gains declined in the three months ended September 30, 2004 as compared with the same period during the prior year, as discussed above.

The increase in other noninterest income for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was the result of changes in several accounts, none of which constitute material fluctuations but that in the aggregate resulted in an increase of $134 thousand.

Noninterest Expense
In the more competitive financial services market of recent years, management has recognized the importance of controlling noninterest expense to maintain and improve profitability. Management also recognizes that there are compliance costs that continue to increase as a result of the present operating climate for regulated financial institutions. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems, and sophisticated marketing efforts.

The increase in noninterest expense for the three months ended September 30, 2004 from the three months ended September 30, 2003 was the result of fluctuations in several accounts.  Salaries and other personnel expense declined by 5.2% over the periods noted, due in part to reduced expenses related to the Company's pension plan. Offsetting this decline was an increase in marketing and advertising expense from the three month period ended September 30, 2003 to the same period of 2004.  Over this period, such expenses increased $90 thousand or 46.2%. The majority of the increase in marketing and advertising expense occurred in conjunction with newspaper advertising and promotions.  In addition to day-to-day operational expenses in each of these areas during the three months ended September 30, 2004, several additional expenses were incurred during the period.  Marketing and advertising expenses were incurred during the third quarter of 2004 relating to the certificate of deposit promotion offered beginning during the second quarter of 2004 as well as expenses incurred in anticipation of an additional certificate of deposit promotion beginning in October 2004.  Additionally, advertising efforts were increased during the third quarter of 2004 to promote the addition of free Internet bill pay to the Seniority Club product.  In addition to these non-routine expenses, in early 2004 a new customer referral program was introduced.  Through the program, customers may earn a prize basket for the referral of new customers.  Expenses related with the advertising and prizes for this program contributed to the increase promotion related marketing and advertising expenses during third quarter 2004 over the same quarter of 2003. The last major fluctuation within noninterest expense was an increase in professional service expense of $187 thousand from the quarter ended September 30, 2003 to the same quarter of 2004, due in part to costs of compliance with the Sarbanes-Oxley Act of 2002 (the "Act") and other recently issued regulatory pronouncements. The remainder of the increase in professional service expense over the periods noted is due to increased legal expenses relating to the loan portfolio.  As noted within the loan footnote included in Notes To Interim Consolidated Financial Statements, the Company has continued to see an increase in prime access loans at September 30, 2004 over December 31, 2003 primarily resulting from the no closing costs promotional offering for such loans.  Synonymous with the increase in this loan portfolio is the increase in the related legal expenses incurred in conjunction with the no closing cost promotion.  Otherwise, the increase in this noninterest expense is the result of costs incurred by the Company to defend itself against litigation brought about in the normal course of lending operations.

The increase in noninterest expense for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was also the result of fluctuations in several accounts.  Over the periods noted an increase of $169 thousand was experienced related to occupancy and furniture and equipment expense.  This increase related to several factors including, but not limited to, depreciation related to the upfit of several existing branch facilities, depreciation related to the September 2003 purchase of a parcel of commercial property and improvements (currently occupied through lease agreement) neighboring an existing branch facility in Greenville County purchased for possible future expansion, and additional property taxes related to real property purchased for possible future expansion.  These increases in occupancy and furniture and equipment expense for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 were offset slightly by rental income received during 2004 related to the commercial property and improvements purchased in Greenville County. When comparing the nine months ended September 30, 2004 with the nine months ended September 30, 2003, marketing and advertising expense increased $239 thousand. Although one certificate of deposit promotion was offered during the second quarter of 2003, the promotions offered thus far in 2004, in response to the increasing competition for market share in the market in which the Company competes, have greatly outnumbered the promotions of 2003.  As such, expenses incurred to market these promotions have also increased.  New deposit product promotions as well as other marketing promotions introduced during 2004 are discussed in the preceding paragraph. Another major fluctuation within noninterest expense when comparing the nine month period ended September 30, 2004 to the same period of 2003 was an increase in professional service expense of $315 thousand. Factors in the increase in professional service expenses over the periods presented relate to expenses related to the costs of compliance with the Sarbanes-Oxley Act of 2002 and other recently issued regulatory pronouncements as well as expenses related to the no closing cost promotion related to home equity loans. Offsetting these increases in other noninterest expense financial statement line items for the nine months ended September 30, 2004 over the nine months ended September 30, 2003 was a decline in postage and supplies expense of $228 thousand.  During the first six months of 2003, supply inventories were evaluated and obsolete items were written off.  These write offs totaled approximately $100 thousand.  After adjusting for this write off, postage and supply expenses between the periods declined primarily due to more aggressive expense management.

Income Taxes
Total income tax expense for the third quarter of 2004 was $1.5 million for an effective tax rate of 32.0%, compared with income tax expense of $1.2 million for an effective tax rate of 30.2% for the third quarter of 2003. Income tax expense for the nine months ended September 30, 2004 totaled $4.2 million for an effective tax rate of 32.0%, compared with $3.9 million for an effective tax rate of 31.7% for the same 2003 period. The increase in the effective tax rate for 2004 was primarily due to an increase in projected taxable income relative to nontaxable adjustments. Management anticipates the 2004 effective tax rate to range from 31 to 33 percent.

BALANCE SHEET REVIEW

The following discussion is intended to supplement any information relating to the Consolidated Balance Sheets presented in the Notes To Interim Consolidated Financial Statements.

Investment Securities Available for Sale
The securities portfolio, all of which is classified as available for sale, is a component of the Company's asset-liability management strategy. Securities available for sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders' equity. A third party determines the fair value of the securities portfolio. The valuation is determined as of the date of the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

The primary objective of the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. These objectives are achieved through specific transaction approvals from the Company's Board of Directors. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. Investment decisions are made by authorized officers within policies established by the Board of Directors. Investment balances are maintained based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities may differ in terms of default risk, interest risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule. United States Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that, in the event of financial difficulty, the federal government would assist the agency.

The investment securities portfolio serves several purposes including to manage interest rate and prepayment risk, to leverage capital through generating interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. The following table reflects the composition of the investment security available for sale portfolio at September 30, 2004 and December 31, 2003 (dollars in thousands).

	September 30,		December 31,
	2004		2003
Government agencies	$10,120	6.8%	$25,311	19.6%
United States treasuries	-	-	-	-
Municipalities	70,333	47.3	55,321	42.9
Mortgage-backed securities	68,158	45.9	48,298	37.5
Total investment securities
available for sale	$148,611	100.0%	$128,930	100.0%

At September 30, 2004, the investment securities portfolio grew to 15.4% of total assets from 14.4% at December 31, 2003. Unrealized net gains on securities available for sale were $2.1 million at September 30, 2004 compared to $1.6 million at December 31, 2003. During the first nine months of 2004, deposit and borrowing growth outpaced loan growth and the resulting excess was employed within the securities portfolio.

As was the case during the year ended December 31, 2003, investment securities previously held within the agency portfolio have continued to be realigned into the municipalities and mortgage backed security portfolios in order to meet the objectives of the portfolio. The continued shift within the investment portfolio during the nine month period ended September 30, 2004 also reflects the policy of concentrating on total return as mortgage backed and municipals are expected to outperform on a total return basis in a rising interest rate environment. This realignment has resulted in an increase in the duration of the portfolio as the securities added have longer durations.  The weighted average life and duration of the securities portfolio is maintained to limit overall exposure, which also provides adequate flexibility to proactively manage cash flow as market conditions change. The average weighted life of our securities available for sale portfolio was 3.59 years at September 30, 2004. Although, a rising interest rate environment typically negatively impacts the yield curve for the securities available for sale portfolio by increasing the unrealized net losses within the portfolio, the Company has not experienced this trend due to the increase in duration as well as a flattening of the yield curve.  The rate paid for longer-term securities is typically lower than those paid for short term securities.

Changes in interest rates and related prepayment activity impact yields and fair values of securities, specifically mortgage backed securities. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

Investment securities, fully tax-equivalent, including the unrealized gain or loss on available for sale securities, averaged $150.6 million during the three month period ended September 30, 2004, 37.8% above the average for the corresponding period in 2003, of $109.3 million. For the nine month period ended September 30, 2004 such securities averaged $130.9 million compared with $110.9 million for the same period of 2003. The majority of the increase was attributable to securities purchased to leverage available capital. The fully tax-equivalent average portfolio yield, including the unrealized gain or loss on available for sale securities, increased for the three months ended September 30, 2004 to 4.43% from 3.14% in same quarter of 2003. The average portfolio yield increased for the nine months ended September 30, 2004 to 4.24% from 3.75% in same period of 2003.

In accordance with the investment policy, all investment securities are to be rated AA - A so the credit risk is minimal. At September 30, 2004, while security ratings were in compliance with the policy guidelines, approximately 90% of the security portfolio was rated AAA.  Additionally, at September 30, 2004, the entire MBS portfolio is fixed rate.

The net unrealized gain on available for sale securities (pre-tax) totaled $2.1 million at September 30, 2004, up from a gain of $1.6 million at December 31, 2003. The increasing trend of the unrealized position of available for sale securities at September 30, 2004 over the other periods presented results from the recent restructuring of the portfolio.  Beginning in late 2003, the securities available for sale portfolio was restructured to assist in the stabilization of cash flows and the improvement of effective yields in the portfolio. This shift has continued during the first nine months of 2004.  In addition, during the second quarter of 2004, the Company borrowed $30 million in long term FHLB borrowings and employed these funds in higher yielding earning assets. These events led to a lengthened duration within the portfolio resulting in an increase in unrealized gains within the portfolio when comparing December 31, 2003 and September 30, 2003. At September 30, 2004 the Government agencies portfolio was in an unrealized gain position of $47 thousand, the municipal portfolio had an unrealized gain position of $1.6 million, and the mortgage-backed securities portfolio had an unrealized gain of $407 thousand.

Investment securities available for sale were impacted by purchases, proceeds from the sale, maturity, and / or call of such maturities as well as principal paydowns of mortgage-backed securities, which is reflected in the Consolidated Statement of Cash Flows.

Other Investments
In addition to the investments described in the preceding paragraphs, other investments in securities at September 30, 2004 include FHLB common stock of $2.7 million. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB based generally upon the Bank's balances of residential mortgage loans and FHLB borrowings. The Bank was in compliance with this requirement at September 30, 2004.

Loans Held for Sale
Loans held for sale consists primarily of 15 and 30 year mortgages which the Company intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or market. The fair value of mortgage loans held for sale is based on the fair market value for such outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments. Loans held for sale were $3.6 million and $6.4 million at September 30, 2004 and December 31, 2003, respectively. Loans held for sale were impacted by originations and sales activity, which are reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or market was required at September 30, 2004 or December 31, 2003.

Loan Portfolio
Loans represent the most significant component of interest-earning assets with average loans accounting for 83.9% of average interest-earning assets for both the nine months ended September 30, 2004 as well as the year ended December 31, 2003. The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, indirect dealer loans, and mortgage loans. The loan portfolio is diversified, and the Bank's business is not dependent on any single customer or industry, or a few customers or industries. Although loans may be originated outside of South Carolina, the majority of the loan portfolio is originated in the market area of Upstate South Carolina. Certain risks are inherent within any loan portfolio.  For a discussion of such risks see the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

At September 30, 2004, loans outstanding, excluding mortgage loans held for sale, were $747.0 million, which equaled 77% of total assets.  Total loans outstanding at December 31, 2003 totaled $693.2 million.

Deposits
Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company faces stiff competition from other banking and financial services companies in gathering deposits. For both the three and nine month periods ended September 30, 2004 over the same periods of 2003, the percentage of funding provided by deposits has declined, and accordingly, the Company has developed other sources from which to fund a portion of loan demand and increases in investment securities. The Company sets strategic targets for net growth in deposit accounts annually in an effort to cross-sell and thereby increases the products per banking relationship. During the first nine months of 2004, the Company emphasized continued emphasis was placed on the growth of deposits through internal and external referral programs and targeted deposit promotions. During the second quarter of 2004, a 36-month Step Up Certificate of Deposit ("CD") product was offered. This product allows a one-time rate "step up."  During early October 2004, another CD promotion was introduced.  The 15 month CD limited time promotion offers 3.11% APY with an interest rate of 3.067%. In an effort to facilitate growth in lower-cost transaction based accounts, during the third quarter of 2004 an enhancement was made to the existing Seniority Club checking product.  Through this promotion, accounts qualifying for Seniority Club status will receive the Internet bill pay option at no additional charge.  Also resulting from the initiative to grow lower-cost transaction based accounts as well as introduce new banking relationships from which to target product "bundling," in early 2004, a new customer referral program was introduced.  Through the program, customers may earn a prize basket for the referral of new customers.

Traditional deposit accounts, which include noninterest-bearing and interest-bearing checking, money market, savings, and time accounts, increased $11.5 million during the first nine months of 2004. Management believes that conditions in fiscal 2004, 2003, and 2002 were favorable for deposit growth as a result of factors such as the low returns on investments and mutual funds that may have increased traditional deposit inflows although such favorable conditions were greater in 2002 in the wake of the 2001 terrorist attacks. As the economy started to show signs of improvement in 2003 coupled with the low interest rates offered on many deposit accounts, investors began to regain some confidence, which is reflected by the slowing growth in the deposit portfolio when comparing the growth during the first nine months of 2004 to the growth during the first nine months of 2003. The following table reflects the composition of the traditional deposit portfolio at September 30, 2004 and December 31, 2003 (dollars in thousands). Although growth within the traditional deposit portfolio was experienced from December 31, 2003 to September 30, 2004, there was relatively little change in the mix of these deposit accounts.

	September 30,		December 31,
	2004		2003
Checking	$ 290,508	37.1%	$ 288,748	37.5%
Money market	94,755	12.1	85,077	11.0
Savings	48,280	6.2	41,974	5.4
Time	349,702	44.6	355,949	46.1
Total traditional deposit accounts	$ 783,245	100.0%	$ 771,748	100.0%

The average cost of these traditional deposits for the quarter ended September 30, 2004 was 1.53% compared with the average cost of traditional deposits for the year ended December 31, 2003 of 1.70%. Core deposits, which include checking accounts, money market accounts, and savings accounts, grew by $17.7 million during the first nine months of 2004, or 4.3%, while higher costing time balances decreased by $6.2 million, or 1.8%.  The increase in core deposits reflects the Company's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. The Company's deposit campaigns and promotions are expected to play an integral part of achieving this goal. Additionally, the decline in time balances is the result of increased consumer confidence, which often results in consumers reallocating investments to less conservative investment options.

Refer to the tables presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Review which include deposit average balances and rate paid for the three and nine months ended September 30, 2004 compared with the same periods of 2003.

Borrowings
The following table reflects the borrowings composition at the dates indicated (in thousands).

	September 30,		December 31,
	2004		2003
Retail repurchase agreements	$19,779	20.2%	$13,525	28.4%
Commercial paper	16,564	16.9%	16,170	33.9%
Federal funds purchased	7,070	7.2%	18,000	37.7%
FHLB advances, short term	24,500	25.0%	-	0.0%
FHLB advances, long term	30,000	30.7%	-	0.0%
Total borrowings	$97,913	100.0%	$47,695	100.0%

The Company uses both short-term and long-term borrowings to fund growth of interest-earning assets in excess of deposit growth. Short and long term borrowings are a source of funding which the Company may utilize depending on the current level of deposits, management's willingness to raise deposits through market promotions, the unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions. These borrowings are an important source of funding to the Company. Access to alternate short-term funding sources allows the Company to meet funding needs without relying on increasing deposits on a short-term basis.

During the second quarter of 2004, the Company began to utilize short term and long term borrowings from the FHLB.  Short term borrowings typically represent overnight funds sweeps used to fully utilize the Company's supply of excess lendable funds with maturities of one year or less when made. Long term borrowings have maturities greater than one year when made and are collateralized by a blanket lien on certain qualifying commercial and single-family loans held in the Company's loan portfolio. The Company may, at its discretion, collateralize such borrowings with securities from the Company's investment portfolio. FHLB borrowings are an alternative to other funding sources with similar maturities.

The following table reports information regarding the Company's long term FHLB borrowing portfolio at September 30, 2004 (dollars in thousands).

Borrowing balance outstanding at September 30, 2004	$ 7,000	13,000	10,000
Interest rate	2.32%	3.27	3.85
Maturity date	6/14/05	6/14/06	6/14/07

CREDIT RISK MANAGEMENT

General
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

Loan Grading and Classified Assets
A loan grade classification system is used for the loan portfolio. Under this classification system, loans graded "1" represent loans of superior quality. Loans graded "2" represent loans of high quality. Loans graded "3" represent loans that are satisfactory. Loans graded "4" represent loans that are considered marginal. Problem assets are classified as "special mention," "substandard," "doubtful," or "loss," depending on the presence of certain characteristics.

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

At September 30, 2004, there were $3.7 million of loans designated "special mention," $11.9 million of loans designated as "substandard," $1.4 million of loans designated as "doubtful," and $271 thousand of loans designated as "loss." At December 31, 2003, there were $4.2 million of loans designated "special mention," $12.1 million of loans designated as "substandard," $1.1 million of loans designated as "doubtful," and $213 thousand of loans designated as "loss."

Overall, classified assets decreased $330 thousand from December 31, 2003 to September 30, 2004. Material increases were seen in the real estate portfolio offset by declines in the commercial, financial, and agricultural portfolio as well as the general consumer portfolio. The 2003 calendar year was a year of considerable economic uncertainty due in large part to the continued uncertainty following the terrorist attacks of September 11, 2001 and the United States' presence in Iraq. Management believes that, although the economy has begun to show signs of improvement, the residual impact of the weakened economy continued to impact the classified assets balances within the real estate portfolio through the first nine months of 2004. The decline in classified assets within the general consumer portfolio is the result of the loan quality within the current portfolio believed by management to contain higher-quality indirect loans than the portfolio has seen in recent years. Additionally, consumers are beginning to see benefits from job and income growth during 2004, allowing them to better service their personal consumer debt.

Management periodically reviews its loan portfolio and has, in the opinion of management, appropriately classified and established Allowances against all assets requiring classification under the regulation.

Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, other real estate owned ("OREO"), and repossessed automobiles.

Delinquent and problem loans are a normal part of any lending function. When a borrower fails to make a scheduled payment with regard to a loan, attempts are made to cure the default through several methods including, but not limited to, collection contact and assessing late fees. If these methods do not encourage the borrower to post the past due payment, further action is taken. Interest on loans deemed past due continues to accrue until such time that the loan is placed in nonaccrual status (loan must be placed in nonaccrual prior to any amount being charged-off). Nonaccrual loans are those loans that management, through its continuing evaluation of loans, has determined offer a more than normal risk of future collectibility. In most cases, loans are automatically flagged as nonaccrual by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made. Loans may manually be flagged as nonaccrual in the loan system if management determines that some factor other than days delinquent (i.e. bankruptcy proceedings) cause reason to believe that more than a normal amount of risk exists in regards to future collection. When the loan is flagged as nonaccrual, accrued interest income is reversed to the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. When the probability of future collectibility on nonaccrual loans declines, the Company proceeds with measures to remedy the default, including commencing foreclosure action, if necessary. Specific steps must be taken when commencing foreclosure action on mortgage loans secured by the use of a mortgage instrument.

OREO represents real estate acquired through foreclosure or deed in lieu thereof and is carried at the lower of cost or fair value, less estimated costs to sell. Personal property acquired in settlement of loans represents repossessed automobiles.  Such property is also carried at the lower of cost or fair value, less estimated costs to sell.

Nonaccrual loans at September 30, 2004 decreased to $3.5 million compared to $3.8 million at December 31, 2003. OREO decreased to $2.1 million at September 30, 2004 from $2.2 million at December 31, 2003. As a result of the Company's continued focus on asset quality and the initiatives taken in 2003 and in the first half of 2004, our asset quality ratios remain strong. The following table summarizes the Company's nonperforming assets and loans 90 days or more past due and still accruing interest as of the dates indicated.

	September 30,		June 30,	March 31,	December 31,	September 30,
	2004		2004	2004	2003	2003
Nonaccrual loans	$3,456		3,044	3,236	3,828	5,180
Other real estate owned	2,085		3,074	3,239	2,170	1,919
Repossessed automobiles	276		207	166	243	197
Total nonperforming assets	5,817		6,325	6,641	6,241	7,296
Loans past due 90 days and still accruing (1)	101		91	104	212	158
Total nonperforming assets and loans past
due 90 days and still accruing	$5,918		6,416	6,745	6,453	7,454

Nonperforming assets as a percentage of
Total assets	0.60%		0.67	0.74	0.69	0.83
Total loans, OREO, and repossessed
automobiles (2)	0.78		0.88	0.93	0.90	1.08
Nonaccrual loans as a percentage of loans (2)	0.46		0.42	0.46	0.55	0.77
Ratio of allowance for loan losses to nonaccrual
loans	2.36	x	2.62	2.38	1.95	1.40
(1) (2)	Substantially all of these loans are credit card loans Calculated using loans, net of unearned, excluding mortgage loans held for sale

Although a decline was experienced in nonaccrual loans from December 31, 2003 to September 30, 2004, an increase was experienced for the quarter ended September 30, 2004.  Management anticipated that nonaccrual loans might increase as some customers continue to experience difficulties in this current economic environment. Management has taken current economic conditions into consideration when estimating the allowance for loan losses.

The Company experienced relatively little change in the mix of nonaccrual loans at September 30, 2004 when compared with those at December 31,2003. At December 31, 2003, nonperforming loans were comprised of 71.0% of loans secured by real estate, 17.7% of commercial and industrial loans, and 11.3% of loans to individuals for household, family, and other personal expenditures. At September 30, 2004, nonperforming loans were comprised of 65.6% of loans secured by real estate, 23.6% of commercial and industrial loans, and 10.8% of loans to individuals for household, family, and other personal expenditures. Management believes the decrease experienced in total nonperforming loans over the time periods noted is a reflection of management's more aggressive approach to managing loans.  Prior to recent times that have experienced increased bankruptcies and job losses, more flexibility was given for borrowers to make payments when they became delinquent. However, in response to the current economic times, more strict collection policies have been applied to such loans.

Real estate and automobiles acquired as a result of repossession, foreclosure, or by deed in lieu of foreclosure are classified within "other assets" on the Consolidated Balance Sheets until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value less cost to sell at the date of acquisition, with any resulting write downs being taken through the Allowance. Any subsequent write downs are taken through the Consolidated Statements of Income. Costs relating to the development and improvement of such property are capitalized, and costs relating to holding the property are charged to expense. Based on current information available to management at September 30, 2004, it is believed that both properties were recorded at the lower of cost or estimated fair market value less cost to sell.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of each period, provision charged to income, and losses charged to the Allowance (in thousands).

	For the nine	For the
	months ended	year ended
	September 30, 2004	December 31, 2003
Balance, beginning of period	$ 2,170	2,468
Add
New real estate acquired in settlement of loans	1,581	1,595
Less
Sales of real estate acquired in settlement of loans	1,440	1,534
Losses charged to the Allowance	116	191
Provision charged to expense	110	168
Balance, end of period	$ 2,085	2,170

Due to the relatively low volume of properties within the other real estate owned portfolio, the foreclosure of new property or the sale of an existing property can cause the balance to fluctuate substantially.  Fluctuations of these balances relate primarily to current economic conditions, which directly impact the borrower's ability to service their debt. Of the $1.6 million added to the real estate acquired in the settlement of loans portfolio during the first nine months of 2004, only $343 thousand was added during the third quarter.  Policy requires that appraisals be obtained on properties at the time that they are transferred into the real estate portfolio.  Based on current information available to management at September 30, 2004, it is believed that properties were recorded at the lower of cost or estimated fair market value less cost to sell.  Additionally, all but $225 thousand of the sales from the portfolio occurred during the third quarter of 2004.  Management believes that the properties within the portfolio are marketable and the recent signs of improvement within both the local and national economy will positively impact the sale of the remaining properties within the portfolio.

Bankcard balances are typically excluded from the nonaccrual process noted above. Due to the nature of the portfolio, it is not necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days past due. Although these balances declined significantly at September 30, 2004 over December 31, 2003, balances have remained relatively consistent since that time.  Such balances were less than 1% of the bankcard portfolio principal balance at September 30, 2004.

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

The Company's Allowance model includes considerations for valuation allowances computed on impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15," if applicable, valuation allowances for certain classified loans, valuation allowances determined by applying historical loss rates to those loans not considered impaired, and valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These four components are estimated monthly in conjunction with the monthly preparation of the Allowance model. The model output is used by management as a guide in determining the adequacy of the allowance for loan losses.

All estimates of loan portfolio risk, including estimates made in conjunction with the analysis of the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond the Company's control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to area businesses, the Company is subject to risk in the real estate market and changes in the economic conditions in its primary market area. Changes in these areas can increase or decrease the provision for loan losses.

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

	For the three months			For the nine months
	ended September 30,			ended September 30,
(Dollars in thousands, except share data)	2004		2003	2004	2003

Balance, beginning of period	$ 7,983		7,022	7,463	6,402

Loan charge-offs
Loans secured by real estate
Secured by 1-4 family residential property	56		162	164	485
Secured by nonfarm nonresidential property	88		43	224	43
Commercial and industrial	124		254	341	521
Credit cards	96		135	308	345
Other loans to indivuduals for household, family, or other personal expenditures	147		139	520	601
Total loans charged-off	511		733	1,557	1,995

Recoveries from loans previously charged-off
Loans secured by real estate
Secured by 1-4 family residential property	-		-	-	-
Secured by nonfarm nonresidential property	-		1	4	1
Commercial and industrial	5		32	27	32
Credit cards	8		5	14	18
Other loans to indivuduals for household, family, or other personal expenditures	35		14	69	83
Total recoveries from loans previously charged-off	48		52	114	134

Net charge-offs	463		681	1,443	1,861

Provision for loan losses	650		900	2,150	2,700

Balance, end of period	$ 8,170		7,241	8,170	7,241

Loans (1)	$ 747,010		670,850	747,010	670,850
Average loans (1)	730,088		667,042	714,017	651,687
Net charge-offs to average loans (annualized) (1)	0.25%		0.41	0.27	0.38
Allowance for loan losses to loans	1.09	x	1.08	1.09	1.08

(1)	Calculated using loans, net of unearned, excluding mortgage loans held for sale

 Total loan charge-offs decreased when comparing both the three and nine month periods ended September 30, 2004 with the same periods of 2003.  When comparing these periods, material fluctuations from period to period included decreases within the secured by one to four family real estate loan portfolio, the commercial and industrial loan portfolio, and the credit card portfolio. Management believes that these fluctuations can be attributed to the recent interest rate environment and the general economic condition both locally and nationally, which has led to increased consumer debt incurrence and refinancing, as well as the recent indications of economic recovery including improvement in job opportunities within our communities making consumers better able to service their debt.  These improving conditions in the economy also impact the manufacturing sector, which in turn impact a company's ability to service its debt. Total recoveries from loans previously charged-off remained relatively unchanged when comparing both the three and nine month periods ended September 30, 2004 with the same periods of 2003.

The Allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination.

Management considers the allowance for loan losses adequate to cover inherent losses in the loan portfolio as of the date of the financial statements. Management believes it has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance for loan losses at an adequate level defined by the Allowance model. Accordingly, the factors which influence changes in the allowance for loan losses have a direct impact on the provision for loan losses. The Allowance for loan losses changes from period to period as a result of a number of factors, the most significant of which for the Company include changes in the mix of types of loans, current charge-offs and recoveries of loans, changes in impaired loans, changes in valuations for certain performing loans which have specific allocations, changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower changes in historical loss percentages, and changes in the amounts of loans outstanding, which are used to estimate current probable loan losses. In addition, the Company considers other, more subjective factors, which impact the credit quality of the portfolio as a whole and estimates allocations of allowance for loan losses for these factors, as well. These factors include loan concentrations, economic conditions, and operational risks. Changes in these components of the allowance can arise from fluctuations in the underlying percentages used as related loss estimates for these factors, as well as variations in the portfolio balances to which they are applied. The net change in all of these components of the allowance for loan losses results in the charge to the provision for loan losses.

The provision for loan losses was $650 thousand and $900 thousand for the three months ended September 30, 2004 and 2003, respectively.  The provision for loan losses was $2.2 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.

The declines in the provision for loan losses for both the three and nine months ended September 30, 2004 compared with the same periods of 2003 were caused by the decline in nonperforming assets over the past 180 days, the decline in net charged-off loans for both the three and nine month periods ended September 30, 2004 when compared with the same periods of 2003, and the decline of classified assets during the first nine months of 2004.  Management believes that loss exposure in the loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy.  Accordingly, management believes the Allowance at September 30, 2004 is adequate based on its assessment of probable losses and available facts and circumstances then prevailing.  Management's judgments regarding Allowance model inputs, which are believed to be reasonable, may or may not prove valid in the future. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance allocation or that future increases in the Allowance will not be required, adversely impacting operating results.

MARKET RISK MANAGEMENT

Asset-Liability Management and Interest Rate Risk
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

Because net interest income of any financial institution is vulnerable to fluctuations in interest rates, management attempts to mitigate this vulnerability through effective Asset-Liability Management. Such Asset-Liability Management should maintain a balance between exposure to interest rate fluctuations and earnings. The Company defines Asset-Liability Management as the process by which changes occur to the mix, maturity, and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of change in market interest rates realizing that a sudden and / or substantial fluctuation in interest rates will impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company's goal then is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities through its Asset-Liability Management. Through Asset-Liability Management, the Company seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.

Appropriate overall balance sheet parameters and guidelines are influenced by general economic and banking conditions and by the local market environment. Current parameters and guidelines of the Asset-Liability Committee include maintaining the loan to deposit ratio in a range of 75% to 90%, using an increase or decrease of 3% in the federal funds rate over a twelve month period as a trigger for minimizing exposure to interest rate shifts, maintaining a liquidity ratio as defined by regulators in a range of 10% to 25%, and maintaining a dependency ratio as defined by the regulators of 5% to 25%. It is noted that the projected negative impact on net interest income for the twelve month period is not to exceed 20% although management may have to take corrective action during a period of sharply rising or falling interest rates. At September 30, 2004, the Company's loan to deposit ratio, as calculated based on the Board approved definition, was 89.95%, which falls within the policy's permitted range of 75% to 90%, and the liquidity ratio was 16%, which falls in the policy's permitted range of 10% to 25%.

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

The following table is a summary of the Company's one-year gap (dollars in thousands):

September 30, 2004
Interest-earning assets maturing or repricing within one year	$ 425,686
Interest-bearing liabilities maturing or repricing within one year	432,088
Cumulative gap	$ (6,402)
Gap as a percentage of total assets	0.01%

The above analysis does not take into account any prepayments on mortgages, consumer or other loans, or securities.  All maturities are stated in contractual terms.  The interest-sensitive gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. Based on the September 30, 2004 dynamic gap position in a one-year time period $425.7 million in interest-earning assets will reprice and approximately $432.1 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $6.4 million, or 0.01% of assets.

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

The earnings statements reviewed monthly by management simulates the Company's consolidated balance sheets and consolidated statements of income under several different rate scenarios over a twelve month period. It reports a case in which variations occur, from the Company's most likely forecast, when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve month period. Computation of the possible impact of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that could be taken in response to changes in interest rates.

In conjunction with the annual budgeting process for 2004, the Company projected a gradual increase in rates rather than an immediate change. This projection was made because rates typically change gradually over time rather than abruptly.

According to the model as of the end of the third quarter 2004, if interest rates rise by 300 basis points from the most likely forecast over the coming twelve month period, net interest income would be adversely affected by approximately $4.6 million, or 11.1%. This model also shows that if interest rates rose by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely affected by approximately $1.1 million, or 2.7%, and $2.5 million, or 6.1%, respectively. The model also shows that if interest rates dropped 300 basis points, net interest income would be adversely impacted by approximately $4.4 million, or 10.6%. Similarly, if interest rates dropped by only 100 or 200 basis points over the coming twelve month period, net interest income would be adversely impacted by approximately $483 thousand, or 1.2%, and $2.5 million, or 5.9%, respectively. The Asset-Liability Committee meets weekly to address such interest-pricing issues. The projected negative impact on net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset-Liability Committee's policy as noted previously.

Off-Balance Sheet Arrangements
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. See Note 9 of the Notes To Interim Consolidated Financial Statements for further discussion of these off balance sheet arrangements. The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Liquidity
The term liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its needs. Management determines the desired level of liquidity in conjunction with the Company's Asset-Liability Committee. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans, and the Asset-Liability Committee's assessment of the Company's ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company's needs.

Liquidity is impacted by its ability to attract and retain deposit accounts, activity in and sales from its investment security and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through its reputation among the communities it serves. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, withdrawals are not expected to fluctuate significantly from historical levels. The loan portfolio is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage backed securities. The Company feels the risk that demand for its products and services would reduce the availability of cash from operations is not significant given the industry in which it operates. Although rapid technological change could present risks in this area, the Company feels as though it stays current on such changes. To review how these and other factors have impacted liquidity, see Consolidated Statements of Cash Flows contained herein.

Because the Company's sources of liquidity are often subject to various uncertainties beyond its control, as a measure of protection, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At September 30, 2004, the Company had unused short-term lines of credit totaling $33 million.

The FHLB has established an overall credit limit for any member.  Generally, this limit is 40% of the member's total assets.  For purposes of overall credit limit, total outstanding borrowings includes letters of credit and the market value of interest rate swaps.  However, a member's eligibility to borrow in excess of 30% of assets is subject to its meeting various criteria prescribed by the FHLB.  Any member approved for a 40% limit shall be subject to a Collateral Risk Review at its next scheduled review. Additionally, a member approved for a 40% credit limit and that continues to meet the preceding eligibility criteria may request approval to exceed the credit limit on an "over line" basis. A member may exceed the 40% limit for a period not to exceed 12 months. The FHLB requires that securities, qualifying single-family mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any borrowings from the FHLB. The unused borrowing capacity currently available from the FHLB (computed as discussed above) assumes that the Bank's $2.7 million investment in FHLB stock, as well as certain securities and qualifying mortgages, would be pledged to secure any future borrowings. At September 30, 2004, $30 million in long term FHLB borrowings were utilized against this line of credit.

The liquidity ratio is an indication of the Company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10% and 25%. At September 30, 2004, the liquidity ratio was 16%. Management believes that the liquidity sources during the first nine months of 2004 were adequate to meet its liquidity needs and to maintain the liquidity ratio within policy guidelines.

Management's review at December 31, 2003 (which analyzes the forward-looking twelve month period) concluded that its sources of liquidity appeared adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.  During the first nine months of 2004, management was aware of no conditions or events that would change this conclusion.

The Company's cash needs include general operating expenses and the payment of dividends and interest on borrowings.  The Company declared and paid cash dividends totaling $0.14 per share during each of the first three quarters of 2004.  Although there can be no guarantee that additional dividends will be paid in 2004, the Company plans to continue its quarterly dividend payments.

Note 9 of the Notes To Interim Consolidated Financial Statements summarizes the Company's commitments an excerpt of which is included below.

Lending Commitments and Off-Balance Sheet Risk
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

At September 30, 2004, the Company had no interests in non-consolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. These lending commitments are provided to customers in the normal course of business and the Company's credit policies and standards are applied when making these commitments.

At September 30, 2004, the Company had $167.0 million unused commitments, which included home equity loans, unused lines of credit related to commercial real estate development, other unused credit lines, and credit card lines.

Outstanding commitments on mortgage loans not yet closed, the majority of which include interest rate lock commitments, amounted to approximately $3.7 million at September 30, 2004. These were principally single-family loan commitments.

Standby letters of credit represent an obligation to a third party contingent upon the failure of a customer to perform under the terms of an underlying contract with the third party, or obligates the Company to guarantee or stand as surety for the benefit of the third party. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually for one year or less. At September 30, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as the Company believes the likelihood that it will have to perform under such contracts is not likely. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 was $1.6 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees were deemed immaterial at September 30, 2004.

The Company originates, sells, and services mortgage loans. All of the loan sales within the first nine months of 2004 were without provision for recourse. Mortgage loans serviced for the benefit of others, which are not owned by the Company and therefore are not recorded on the Consolidated Balance Sheets, amounted to $267.3 million and $269.9 million at September 30, 2004 and December 31, 2003, respectively.

Contingencies
The Company is currently the defendant in certain legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

On May 18, 2004, Glen Meadows, LLC, WACC, LLC, and BC Ventures, LLC filed a complaint against The Palmetto Bank and two other financial institutions claiming that a dishonest employee (of the plaintiffs) deposited checks drawn on company accounts at the latter two institutions and deposited these funds into the employee's account at The Palmetto Bank. Although The Palmetto Bank contended that we had no obligation to the drawer of the checks due to the extended period of time between the occurrences and the claim, the compliant was settled during the third quarter of 2004 for $75,000.

Lease Agreements
The Company has not entered into any material property and equipment leases during the nine month period ended September 30, 2004.

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

CAPITAL MANAGEMENT

The objective of effective capital management is to generate above market returns on equity to shareholders while maintaining adequate regulatory capital ratios. The Company uses capital to fund growth, pay dividends, and, from time to time, repurchase its common stock.

Shareholders' equity totaled $78.8 million and $72.0 million at September 30, 2004 and December 31, 2003, respectively.  Shareholders' equity as a percentage of total assets was 8.2% at September 30, 2004 and 8.0% at December 31, 2003.  During the first nine months of 2004, shareholders' equity was impacted by the retention of earnings, through stock option activity, and through an increase in the unrealized gain on investment securities available for sale. Cash dividends declared and paid during the first nine months of 2004 offset these increases. The Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained herein provides detail of the changes in stockholders' equity components during the first nine months of 2004.

During the first nine months of 2004, the dividend payout ratio was 29.4% compared with a payout ratio of 26.9% during the same period of 2003. For the year ended December 31, 2003 the dividend payout ratio was 29.5%. Cash dividends per share for the three months ended September 30, 2004 totaled $0.14, an increase of 16.7% over dividends per share for the same quarter of 2003 of $0.12. Cash dividends per share for the nine months ended September 30, 2004 totaled $0.42, an increase over dividends per share for the same period of 2003 of $0.36. The amount of dividends per share declared is dependent on the Company's earnings, financial condition, capital position, and such other factors as the Board may deem relevant. The Company and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay as described in its Annual Report on Form 10-K for the year ended December 31, 2003. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Bank's holding company.

The Company's book value per share was $12.55 at September 30, 2004 compared with $11.49 at December 31, 2003 and $11.25 at September 30, 2003.

During third quarter 2003, one hundred thousand shares of $5.00 par value common stock were made available for purchase to the Company through an arm's length transaction by a third party for $29.00 per share. Based on the facts presented to management and the Board of Directors, this transaction, which the Board of Directors approved, was consummated on July 17, 2003.

The net unrealized gain on available for sale securities (pre-tax) totaled $1.3 million at September 30, 2004, up from a gain of $1.0 million at December 31, 2003. The increasing trend of the unrealized position of available for sale securities at September 30, 2004 over December 31, 2003 resulted from the recent restructuring of the portfolio as well as the current investment security market.  Beginning in late 2003, the securities available for sale portfolio was restructured to assist in the stabilization of cash flows and the improvement the effective yields in the portfolio. This shift has continued during the first nine months of 2004.  In addition, beginning during the second quarter of 2004, the Company borrowed $30 million in FHLB long term borrowings and employed these funds in higher yielding earning assets.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Review - Investment Securities Available for Sale for a discussion regarding the factors impacting the fluctuation in unrealized gains on such securities for the nine months ending September 30, 2004.

Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. The Company and the Bank exceeded the well-capitalized regulatory requirements at September 30, 2004. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a material effect on the financial statements.  The Company's and the Bank's capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined in the regulation) and to average assets.  At September 30, 2004, the Company and the Bank were each categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There have been no conditions or events of which management is aware since September 30, 2004 that would change the Company's or Bank's classification.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2004
Total capital to risk-weighted assets
Palmetto Bancshares, Inc.	$81,448	10.49%	$62,109	8.00%	N/A	N/A
Bank	81,123	10.45	62,109	8.00	$77,636	10.00%

Tier 1 capital to risk-weighted assets
Palmetto Bancshares, Inc.	$73,278	9.44%	$31,055	4.00%	N/A	N/A
Bank	72,953	9.40	31,055	4.00	$46,582	6.00%

Tier 1 capital to average assets
Palmetto Bancshares, Inc.	$73,278	7.75%	$37,815	4.00%	N/A	N/A
Bank	72,953	7.71	37,825	4.00	$47,282	5.00%

For further discussion of capital regulatory requirements, see Supervision and Regulations contained in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ACCOUNTING AND REPORTING MATTERS

No recent authoritative pronouncements that impact accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB.    The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003.  Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment".  The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method.  This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted.  The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management - Asset-Liability Management and Interest Rate Risk for quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). The Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer) concluded as of the Evaluation Date that disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

During the third quarter of 2004, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 of the Notes To Interim Consolidated Financial Statements for a discussion of legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date:   November 9, 2004