Form 10-K
period 2004-12-31
PALMETTO BANCSHARES INC
filed 2005-03-16
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $168,239,821 as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5.

6,313,185 shares of the registrant’s common stock were outstanding as of March 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement dated March 16, 2005 with respect to an Annual Meeting of Shareholders to be held April 19, 2005: Incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2004 ANNUAL REPORT ON FORM 10-K

Part I

Item 1.    Business

General

Palmetto Bancshares, Inc. is a regional financial services company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the “Bank”), Palmetto Bancshares, Inc. engages in the general banking business through 30 retail branch offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the “Upstate”). Brokerage operations are conducted through the Bank’s wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”). The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the “Company” shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital.

At December 31, 2004, the Company had total assets of $995.8 million, total traditional deposits of $827.4 million, total retail repurchase agreements of $16.4 million, total commercial paper of $17.1 million, total other borrowings of $46.0 million, and stockholders’ equity of $80.8 million. Net income for the years ended December 31, 2004, 2003, and 2002 totaled $12.1, $10.9, and $9.6 million, respectively. All revenues are derived from external customers. Total assets totaled $898.1 million and $825.0 million at December 31, 2003 and 2002, respectively. The Company earns no revenues from customers outside of the continental United States nor does it have any long-lived assets outside of the country.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including such services as checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; electronic funds transfer services; telephone banking; and bankcard services. The Bank’s indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank’s mortgage-banking operation meets a range of its customers’ financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through its trust department. Palmetto Capital, the brokerage subsidiary of the Bank, offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning.

Competition

The Upstate is a highly competitive banking market in which most of the largest financial institutions in the state are represented. As a result, the Bank faces strong competition when attracting deposits and originating loans. Size gives the larger financial institutions certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in larger market areas. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations. Instead, the Bank concentrates its efforts on individuals and small and medium-size businesses.

The Bank has historically directly competed for savings deposits with commercial banks and other savings institutions, as well as credit unions, although in recent years, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are competitors of the Bank. Competition among various financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered, and the convenience of banking facilities. The Bank feels that it sets itself apart from its competitors by providing superior personal service through a variety of delivery channels and a full range of high quality financial products and services. The Bank believes it competes effectively in its market.

Market Expansion

Although no new branches were opened during the twelve-month period ended December 31, 2004, the Bank anticipates the opening of a new branch in Easley, South Carolina during the third quarter of 2005. The Company expects that the Easley branch will facilitate the Bank’s expansion into Pickens County in Upstate, South Carolina. Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders.

Employees

At December 31, 2004, the Company had 374 full-time equivalent employees, none of whom were subject to a collective bargaining agreement. Employees, depending on their level of employment, are offered a comprehensive employment program that includes medical, dental, and select vision benefits, life insurance, long-term disability coverage, a noncontributory defined benefit pension plan, and a 401(k) plan. The Company believes its employee relations are excellent.

Dividends

The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. The holding company is a legal entity separate and distinct from its subsidiary and depends on the payment of dividends from its subsidiary. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

For discussion of the amount currently available for the payment of dividends, see Item 5, Market for Registrant’s Common Stock and Related Shareholder Matters.

Business Segments

The Company adheres to the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined, as well as other items. At December 31, 2004, the Company had one reportable operating segment, banking. As such, separate segment information is not presented herein as Management believes that the Consolidated Financial Statements contained in Item 8 herein summarize the Company’s segment information.

Concentrations of Credit Risk

The Bank makes loans, primarily throughout South Carolina, to individuals and small to medium-sized businesses for various personal and commercial purposes. Management believes that the Bank has a diversified loan portfolio, and that the borrowers’ ability to repay their loans is not dependent upon any specific economic segment. In addition, the Bank’s business is not dependent on any single customer or a few customers.

The Bank’s Lending Policy limits the amount of credit that the Bank may extend to any single borrower to 10% of the total amount of the Bank’s capital and surplus. However, the Board of Directors, by two-thirds vote, may increase this amount to a maximum of 15% of the Bank’s capital and surplus. At December 31, 2004, the largest aggregate amount of loans by the Bank to any one borrower, including direct and indirect interests, was approximately $11.9 million. All of these loans were performing according to their respective terms at December 31, 2004.

Securities and Exchange Commission

The Company files reports with the Securities and Exchange Commission (the “SEC”) as required by the Securities Exchange Act of 1934. The Securities Exchange Act of 1934 grants the SEC broad authority over all aspects of the securities industry. This includes the power to register, regulate, and oversee brokerage firms, transfer agents, and clearing agencies as well as the nation’s securities self-regulatory organizations. The Securities Exchange Act of 1934 also identifies and prohibits certain types of conduct in the securities markets and provides the SEC with disciplinary powers over regulated entities and persons associated with them. The Securities Exchange Act of 1934 also empowers the SEC to require periodic reporting of information by companies with publicly traded securities. Companies with more than $10 million in assets whose securities are held by more than 500 owners must file annual and other periodic reports.

The public may read and copy any materials filed in hard copy by the Company with the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file reports electronically. This site may be accessed at www.sec.gov. Filings filed by the Company electronically with the SEC may be accessed through this website.

Other Information

The Company does not currently make reports filed with the Securities and Exchange Commission available, free of charge, through its website www.palmettobank.com except that it offers a link to the Securities and Exchange Commission’s website. The Company is currently exploring options to make such reports available through its website. Such reports may be requested by sending written correspondence to 301 Hillcrest Drive, Laurens, South Carolina 29360 Attention: Vice President, Finance and Accounting.

Supervision and Regulation

General

The holding company and the Bank are extensively regulated under federal and state law. The holding company and the Bank are examined regularly by regulators and each file periodic reports regarding their activities and financial condition. In conjunction with such regular examinations, federal and state agencies prepare reports for the consideration of the Company’s Board of Directors on any deficiencies that they find in its operations. In addition, the Bank’s relationship with its depositors and borrowers is regulated by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage documents. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material impact on the current and potential business of the holding company and the Bank. In addition, the operations of both may be impacted by possible legislative and regulatory changes and by the monetary policies of the United States.

Supervision and Regulation of the Holding Company

Bank Holding Company Act of 1956.    As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the holding company is subject to regulation and supervision by the Federal Reserve. Under the BHCA, the holding company’s activities, and those of its subsidiary, are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, and / or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the holding company from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the Federal Reserve. The BHCA also prohibits the holding company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business, unless such business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

Until September 29, 1995, the BHCA prohibited the holding company from acquiring control of any bank operating outside the state of South Carolina, unless the statutes of the state where the bank to be acquired was located specifically authorized such action. As of June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Responsibilities with Respect to the Bank.    There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance funds in the event the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

South Carolina State Board of Financial Institutions (the “State Board”).    As a bank holding company registered under the South Carolina Bank Holding Company Act, the holding company is subject to regulation by the State Board. The holding company must file with the State Board periodic reports with respect to its financial condition and operations, management, and relationships between the holding company and its subsidiary. Additionally, the holding company must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Capital Adequacy.    The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” principally consisting of common shareholders’ equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4%.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of applicable holding company capital requirements.

Supervision and Regulation of the Bank

Federal Home Loan Bank (“FHLB”) System.    The Federal Home Loan Banks were created by Congress pursuant to the Federal Home Loan Bank Act to provide secured advances to their members in an effort to promote liquidity in the housing finance markets. Under the Federal Home Loan Bank Act and implementing regulations of the Federal Housing Finance Board, the Federal Home Loan Bank is required to ensure that borrowing members have sufficient qualifying collateral at all times to secure outstanding advances.

The Federal Home Loan Bank generally establishes credit availability for each creditworthy institution. Credit availability is not a formal commitment to extend credit but an indication of the amount of credit the FHLB is willing to extend to a member. The FHLB monitors each member’s credit availability on a periodic basis and may make adjustments to the credit availability as needed. The amount of a member’s credit availability is contingent upon a number of factors, including, but not limited to, continued financial soundness of the member and adequacy of the amount of collateral available to secure new advances.

The FHLB has established an overall credit limit for each member. This limit is designed to mitigate the FHLB’s credit exposure to an individual member while encouraging members to diversify their funding sources. Generally, this credit limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting eligibility criteria. Under certain circumstances, a member approved for a 40 percent credit limit may request approval to exceed the credit limit on an “over line” basis.

Qualifying collateral may include various types of mortgage loans, securities, and deposits. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures.

A member’s FHLB capital stock requirement is an amount equal to the sum of a membership requirement and an activity-based requirement, as described in the FHLB’s Capital Plan. The Bank was in compliance with this requirement with an investment in FHLB capital stock of $3.9 million at December 31, 2004. Dividends on FHLB capital stock have yielded returns of 3.5% and 3.7% for the years ended December 31, 2004 and 2003, respectively. A member’s capital stock is pledged to the FHLB as additional collateral to secure the member’s indebtedness.

Federal Deposit Insurance Corporation (“FDIC”).    The Bank is a FDIC insured, state-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board (see Supervision and Regulation—Supervision and Regulation of the Holding Company—South Carolina State Board of Financial Institutions). These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In addition, federal law imposes a number of restrictions on state-chartered, FDIC insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). The FDIC maintains the BIF and the SAIF by assessing depository institutions an insurance premium twice a year. The FDIC is authorized to increase assessment rates on a semi-annual basis and may also impose special assessments on members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The amount each institution is assessed is based on the balance of insured deposits held during the preceding two quarters and on the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the BIF or the SAIF. In order to assess premiums on individual institutions, the FDIC places each institution in one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. SAIF and BIF insured institutions are also required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature. This rate is set quarterly and may change during the year. For the years ended December 31, 2004, 2003, and 2002, respectively, premiums paid by the Bank for FDIC insurance totaled $116,000, $116,000 and $112,000, respectively.

As insurer of the Bank’s deposits, the FDIC has examination, supervisory, and enforcement authority over the Bank. In addition to imposing deposit insurance premiums, the FDIC is authorized to conduct examinations of and to require reporting by FDIC insured institutions. The FDIC also may prohibit any FDIC insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the SAIF or the BIF. Additionally, the FDIC has the authority to initiate enforcement actions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. At December 31, 2004, Management was not aware of any practice, condition, or violation that might lead to termination of deposit insurance.

Community Reinvestment Act (“CRA”).    The Bank is subject to the requirements of the CRA. The CRA requires that financial institutions have an affirmative and ongoing obligation to try to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Capital Adequacy.    The Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered, nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described in Supervision and Regulation—Supervision and Regulation of the Holding Company—Capital Adequacy. The FDIC also requires state-chartered, nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state-chartered, nonmember banks that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum Tier 1 (leverage) capital ratio of 3%. All other banks are required to maintain an absolute minimum Tier 1 (leverage) capital ratio of not less than 4%.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of applicable Bank capital requirements.

Prompt Corrective Action.    Current law provides federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are determined to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator which represents a composite rating of the various areas examined: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk. A bank is considered “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1). A bank is considered “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%. A bank is considered “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of applicable Bank capital requirements.

Other Safety and Soundness Regulations.    The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (collectively referred to as the “Guidelines”). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If it is determined that the Bank fails to meet any standard prescribed by the Guidelines, the Bank may be required to submit an acceptable plan to achieve compliance with the standard. Management is aware of no conditions at December 31, 2004 relating to these safety and soundness standards that would require submission of a plan of compliance.

Brokered Deposits.    Current federal law regulates the acceptance of brokered deposits to permit only a “well capitalized” institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well capitalized” insured depository institutions may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates), and “undercapitalized” insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of “well capitalized,” “adequately capitalized,” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions. See Supervision and Regulation—Supervision and Regulation of the Bank—Prompt Corrective Action for a discussion of these provisions.

Legislation

Federal Deposit Insurance Corporation Improvement Act Of 1991(“FDICIA”). To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC final regulations implementing those provisions require, among other things, that Management report on the institution’s responsibility for preparing financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to, and report separately on, assertions in Management’s reports regarding compliance with such laws and regulations, using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $500 million in assets at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”). On November 12, 1999, the GLBA was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Generally, the GLBA:

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

The GLBA adopted a system of functional regulation under which the Federal Reserve is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state-chartered, nonmember bank affiliates. The GLBA also imposed certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law on October 26, 2001. The USA Patriot Act gave the federal government additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act took measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act imposed the following requirements with respect to financial institutions.

Section 312 of the Act required financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country). In addition, financial institutions are subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

Pursuant to Section 352, all financial institutions were required to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls, specific designation of an anti-money laundering compliance officer, ongoing employee training programs, and an independent audit function to test the anti-money laundering program.

Section 326 of the USA Patriot Act authorized the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations providing minimum standards with respect to customer identification at the time new accounts are opened.

In addition, the USA Patriot Act directed bank regulators to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002.    President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with accounting scandals at that time such as Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act of 2002 were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act of 2002 generally applies to all companies, both United States and non-United States companies, that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act of 2002 includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General.

Item 2.    Properties

The Company’s operations center is located at 301 Hillcrest Drive, Laurens, South Carolina. The Company owns these premises.

At December 31, 2004, the Bank had thirty full-service branches in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), and Oconee County (1) in addition to two Palmetto Capital offices independent of branch locations, 30 automatic teller machine (“ATM”) locations (including three at nonbranch locations), and five limited service branches located in retirement centers in the Upstate. One principal branch office is located in each of Laurens, Greenville, Spartanburg, Greenwood, and Anderson Counties.

Branch offices range in size from approximately 800 to 15,000 square feet. The Corporate Center location is approximately 55,000 square feet. Facilities are protected by alarm and security systems that meet or exceed regulatory standards. Eleven full service branch offices are leased, and the Bank owns the remaining branch office properties. Additionally, the Bank has entered into nine grounds and / or parking lot leases including those applicable to ATMs at nonbranch locations. The Bank also owns properties for potential future branch locations, one of which is currently being leased to a third party.

At December 31, 2004 and 2003, the total net book value of the premises and equipment owned was $22.1 million and $21.7 million, respectively.

Management evaluates, on an ongoing basis, the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling, or closing any as necessary to maintain efficient and attractive facilities. Management believes all of the locations are suitable and adequate for their intended purposes.

See Note 5 of Notes to Consolidated Financial Statements contained in Item 8 herein for further details on the Company’s premises and equipment and Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein for further details on minimum rental commitments under leases for office facilities.

Item 3.    Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of Management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company’s consolidated financial condition or results of operations.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5.    Market For Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Internal Revenue Service often defines fair market value as the price at which property would change hands between a willing buyer and a willing seller, neither being under any compulsion to buy or to sell and both having reasonable knowledge of relevant facts. However, this market oriented definition of the value of stock is less useful when the market that exists for the stock is either nonexistent or “thinly” traded. Unlike the value of publicly traded stock, the fair market value of closely held stock is often difficult to ascertain because no active trading market for the stock exists.

The Company is closely held and there is no established public trading market for the Company’s stock.. The Company’s Secretary facilitates stock trades of Company common stock by matching willing buyers and sellers that contact her with their intent to buy or sell. However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no record. Additionally, many of these transactions do not constitute arm’s length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value. The Company believes that many trades are between buyers and sellers that are family members, that are family members of Company employees, and that are members of the community who may be willing to pay a premium for the common stock of a Company headquartered in their community. Because of these factors, the Company does not believe that the prices at which the trades recorded by its Secretary occur can be considered fair market value.

The last known trading price of the Company’s common stock, based on information available to its Management, was $32.00 per common share on December 31, 2004. Management is aware of a number of transactions in which the Company’s common stock traded at this price. However, Management has not ascertained that these transactions were a result of arm’s length negotiations between the parties and, because of the limited number of shares involved, these prices may not be indicative of the fair market value of the common stock. At December 31, 2004, the Company had 1,272 shareholders representing 6,297,285 shares outstanding. The table set forth below summarizes high and low trading prices of the Company’s common stock by quarter for the periods presented and dividend information for the same periods, based on information available to its Management.

	High	Low	Cash dividend
2004
First quarter	$31.50	30.00	0.14
Second quarter	31.00	31.00	0.14
Third quarter	31.00	31.00	0.14
Fourth quarter	32.00	31.00	0.16

2003
First quarter	$29.00	28.00	0.12
Second quarter	29.00	28.00	0.12
Third quarter	30.00	29.00	0.12
Fourth quarter	30.00	30.00	0.15

The Company or its predecessor, the Bank, has paid regular dividends on common stock since 1909. The amount of the dividend is determined by the Board of Directors and is dependent upon the Company’s earnings, financial condition, capital position, and such other factors as the Board of Directors may deem relevant. For the years ended December 31, 2004, 2003, and 2002, cash dividends were paid of $3.6 million or $0.58 per common share, $3.2 million or $0.51 per common share, and $2.8 million or $0.45 per common share, respectively. The

Company has historically paid dividends on a quarterly basis. These dividends equate to dividend payout ratios of 30.07%, 29.49%, and 29.46% in 2004, 2003, and 2002, respectively. Although there can be no guarantee that additional dividends will be paid in future periods, the Company plans to continue its quarterly dividend payments.

For information with respect to current restrictions on dividend payments, see Item 1, Business—Dividends.

The table set forth below summarizes compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2004. Security holders previously approved all equity compensation plans of the Company in existence at December 31, 2004.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	257,835	$14.59	64,800
Equity compensation plans not approved by security holders	—	—	—

Total	257,835	$14.59	64,800

Item 6.    Selected Financial Data

	At and for the years ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except common share data)
SUMMARY OF OPERATIONS
Interest income	$51,029	49,663	49,657	52,438	49,952
Interest expense	11,177	10,923	12,533	19,549	20,383

Net interest income	39,852	38,740	37,124	32,889	29,569
Provision for loan losses	2,150	3,600	4,288	4,038	3,880

Net interest income after provision for loan losses	37,702	35,140	32,836	28,851	25,689
Noninterest income	14,963	15,261	13,929	12,789	9,551
Noninterest expense	34,985	34,503	32,448	29,640	25,628

Income before income taxes	17,680	15,898	14,317	12,000	9,612
Provision for income taxes	5,569	5,005	4,696	3,600	2,637

Net income	$12,111	10,893	9,621	8,400	6,975

COMMON SHARE DATA
Net income per common share
Basic	$1.93	1.73	1.53	1.34	1.12
Diluted	1.90	1.70	1.49	1.31	1.09
Cash dividends per common share	0.58	0.51	0.45	0.41	0.37
Book value per common share	12.82	11.49	10.68	9.40	8.41
Outstanding common shares	6,297,285	6,263,210	6,324,659	6,283,623	6,255,734
Weighted average common shares outstanding—basic	6,272,594	6,301,024	6,296,956	6,263,031	6,241,775
Weighted average common shares outstanding—diluted	6,378,787	6,395,170	6,470,996	6,425,923	6,418,917
Trading price (December 31)	$32.00	30.00	28.00	27.00	25.00
Dividend payout ratio	30.07%	29.49	29.46	30.58	33.12

YEAR-END BALANCES
Assets	$995,813	898,079	824,992	735,279	663,390
Investment securities available for sale, at fair market value	143,733	128,930	115,108	95,095	98,601
Loans (1)	779,108	699,612	637,393	563,875	498,853
Deposits and other borrowings	906,895	819,443	749,661	671,689	607,948
Shareholders’ equity	80,762	71,989	67,521	59,068	52,593

AVERAGE BALANCES
Assets	$934,067	859,869	775,697	698,600	636,289
Interest-earning assets	872,253	799,462	715,623	645,965	584,127
Investment securities available for sale, at fair market value	134,854	113,648	100,367	94,796	108,591
Loans (1)	730,430	670,707	585,885	542,024	470,381
Deposits and other borrowings	851,680	780,742	705,834	635,016	584,600
Shareholders’ equity	76,566	70,745	64,060	56,696	48,906

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.30%	1.27	1.24	1.20	1.10
Return on average equity	15.82	15.40	15.02	14.82	14.26
Net interest margin	4.57	4.85	5.19	5.09	5.06

SIGNIFICANT CAPITAL RATIOS
Average equity to average assets	8.20%	8.23	8.26	8.12	7.69
Equity to assets at year-end	8.11	8.02	8.18	8.03	7.93
Tier 1 risk based capital	9.39	9.19	9.68	9.79	9.67
Total risk based capital	10.33	10.21	10.69	10.81	10.76
Tier 1 leverage ratio	7.76	7.57	7.57	7.45	7.40

SIGNIFICANT CREDIT QUALITY RATIOS
Nonaccrual loans to total assets	0.23%	0.43	0.30	0.46	0.46
Net loans charged-offs to average loans less mortgage loans held for sale	0.27	0.38	0.61	0.72	1.02

(1)	Calculated using loans including mortgage loans held for sale, net of unearned income, excluding the allowance for loan losses

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company. The information presented in the following discussion of financial condition and results of the Company is the direct result of the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes and other financial data presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

Forward-Looking Statements

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the SEC. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company’s revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of Management for future operations, products or services, forecasts of the Company’s future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing. In this report, for example, Management makes forward-looking statements discussing expectations about future credit losses and nonperforming assets, the future value of mortgage-servicing rights, the future value of equity securities, the impact of new accounting standards, future short-term and long-term interest rate levels and their impact on the Company’s net interest margin, net income, liquidity, and capital, and future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. Because such statements discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not unduly rely on forward-looking statements. Such statements give expectations about the Company’s future and are not guarantees. Forward-looking statements speak only as of the date for which they are made, and the Company might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond the Company’s control, that could cause results to differ significantly from expectations. Some of these factors include, but are not limited to,

•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin, and funding sources;

•	market risk and inflation;

•	risks inherent in making loans, including repayment risks and value of collateral;

•	loan growth;

•	the adequacy of the allowance for loan losses (the “Allowance”) and the assessment of classified loans;

•	the ability of the Company to meet its contractual obligations;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for the Company’s products and services;

•	dependence on Senior Management;

•	technological changes;

•	ability to increase market share;

•	expense projections;

•	risks associated with income taxes, including the potential for adverse adjustments;

•	changes in accounting policies and practices;

•	costs and impact of litigation; and

•	recently-enacted or proposed legislation.

Many of these factors are discussed in more detail below. Other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are described throughout this report. Any factor described in this report could by itself, or together with one or more other factors, adversely impact the Company’s business, financial condition, and / or results of operations. In addition, there are factors that may not be described in this report that could cause results to differ from expectations.

Risk Factors

Because the Company is a financial services company, the Company’s earnings are significantly impacted by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which the Company operates.

Geopolitical conditions can also impact earnings. Acts or threats of terrorism, actions taken against the United States or other governments in response to acts or threats of terrorism, and / or military conflicts could impact business and economic conditions in the United States.

The results of operations of the Company can be impacted by credit policies of monetary authorities, particularly the Federal Reserve. An important function of the Federal Reserve is the regulation of the money supply. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks pay on time and savings deposits. The Federal Reserve uses these methods in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. The use of these methods may also impact interest rates charged on loans by the Bank or paid by the Bank on deposits. Changes in Federal Reserve policies are beyond the Company’s control and are difficult to predict or anticipate.

The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, and technological changes, and continued consolidations. Banks, securities firms, and insurance companies can now merge and offer almost any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

The holding company and its subsidiary are heavily regulated at the federal and state levels. This regulation is intended to protect depositors, federal deposit insurance funds, and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes which could impact the Company in substantial and unpredictable ways. The Company’s failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies and damage to the Company’s reputation. See Item 1, Business—Supervision and Regulation for further discussion of the regulation and supervision of the Company.

Various legislation relating to banking is, from time to time, introduced in Congress. This legislation may change banking statutes and the operating environment of the Company. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or impact the competitive balance among banks, savings associations, credit unions, and other financial institutions. Management cannot predict whether any of this potential legislation will be enacted, and if enacted, the impact that it, or any implementing regulations, would have on the financial condition or result of operations of the Company.

In deciding whether or not to extend credit or enter into transactions with customers and counterparties, the Company and its Management may rely on information furnished by or on behalf of customers and counterparties. The Company may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and on reports of independent auditors. The Company may also rely on the audit report covering its customers’ financial statements. The Company’s financial condition and results of operations could be negatively impacted to the extent that it relies on financial statements that do not comply with generally accepted accounting principals or that are materially misleading.

Technology and other changes are allowing parties to independently complete financial transactions that historically have involved banks. Continued elimination of banks as intermediaries could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits.

The Company’s success depends partially on its ability to adapt products and services to evolving industry standards. There is increasing pressure on financial service companies to provide products and services at lower prices. This can reduce net interest margins and revenues from fee based products and services. In addition, the widespread adoption of new technologies could require the Company to make substantial expenditures to modify or adapt existing products and services. The Company may not successfully introduce new products and services, achieve market acceptance of such products and services, and / or develop and maintain loyal customers.

The holding company is a separate and distinct legal entity from its subsidiary and receives its revenue from dividends of the subsidiary. These dividends are the principal source of funds to pay dividends on the Company’s common stock. Various federal and / or state laws and regulations limit the amount of dividends that a bank may pay to its holding company. See Item 1, Business—Dividends and Item 1, Business—Supervision and Regulation for further discussion of the regulation and supervision of the Company with regard to dividends.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods in order for the Company to comply with generally accepted accounting principals. Such methods must also reflect Management’s judgment as to the most appropriate manner in which to record and report the Company’s financial condition and results of operations. The Company’s significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein. Of these policies, several have been deemed to be “critical” to the presentation of the Company’s financial condition and results of operations because they require Management to make particularly subjective and / or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. See Critical Accounting Policies for a discussion of the accounting policies that Management has determined are critical under this definition.

Although the Company does offer other services, the success of its traditional banking services is the predominant factor that affects Company’s financial condition and results from operations. Risks and uncertainties exist due to the Company’s concentration within this business segment.

The impact of interest rates on the Company’s mortgage-banking operations can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-banking revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance but also generally leads to accelerated payoffs in the mortgage-servicing portfolio. Conversely, when interest rates are constant or increasing, the Company would expect fewer loans to be refinanced and a decline in payoffs in the mortgage-servicing portfolio. Although the Company uses sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage-servicing rights, and the value of mortgage-servicing assets, the estimates of net income and fair market value produced by these models are dependent on the estimates and assumptions of future loan demand, prepayment speeds, and other factors that may cause actual results to be different than predicted. In addition to the discussion of factors impacting the Company’s mortgage-servicing rights portfolio included in Critical Accounting Policies, see additional discussion regarding this portfolio included in Earnings Review, Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein, and Note 6 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Third parties provide key components of the Company’s business infrastructure such as Internet connections. Any disruption in Internet or other voice or data communication services provided by third parties or any failure of third parties to handle current or higher volumes of use could adversely impact the Company’s ability to deliver products and services to customers and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely impact the Company’s business if these difficulties result in the interruption or discontinuation of services provided to the Company by that party.

The Company’s success depends, in large part, on its ability to attract and retain key employees. Because competition for the most qualified employees in most activities engaged in by the Company is often intense, the Company may not be able to hire and / or keep key employees.

Impact of Inflation

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike many companies that manufacture goods or provide services, virtually all of the assets and liabilities of the Company are monetary in nature and, as a result, its operations can be significantly impacted by interest rate fluctuations. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such changes in interest rates are impacted by inflation. The Company intends to continue to actively manage the gap between its interest-sensitive assets and liabilities. See Disclosures Regarding Market Risk for discussion regarding the relationship of the Company’s interest-sensitive assets and liabilities.

Critical Accounting Policies

The Company’s accounting and financial reporting policies are in conformity with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with such principals requires Management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of revenues and expenses during the reporting period. Management, in conjunction with the Company’s independent auditors, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s related disclosures herein.

The Company’s significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein. Of these significant accounting policies, the Company considers its policies regarding the accounting for the Allowance, pension plan, mortgage-servicing rights, accounting for past acquisitions, and income taxes, to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine the Company’s critical accounting policies, Management considers if the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

The Allowance represents Management’s estimate of probable losses inherent in the lending portfolio. See Financial Condition—Loan Portfolio and Financial Condition—Allowance for Loan Losses for additional discussion including factors impacting the Allowance and the methodology for analyzing the adequacy of the Allowance. This methodology relies upon Management’s judgment. Management’s judgments is based on an assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. Management considers the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, Management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that Management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

As explained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein, for the year ended December 31, 2004, the Company accounted for its postretirement benefit plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and follows the disclosure requirements of SFAS No. 132 as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In order to account for pension plans, costs and related liabilities are developed using actuarial valuations. These valuations include key assumptions determined by Management, including, among other things, discount rates, projected compensation increases, as well as retirement and benefit payment projections. In addition, in order to properly account for the Company’s postretirement benefit plan, assumptions must be made regarding the plan assets. The expected long-term rate of return assumption considers the asset mix of the plan, past performance, as well as other factors. Estimates and assumptions concerning the Company’s pension assets, obligations, and related periodic cost can be found in Note 13 of Notes to Consolidated Financial Statements contained in Item 8 herein. Assessing the adequacy of the Company’s pension assets, obligations, and related periodic cost is a process that requires considerable judgment. Management considers the year-end net pension obligation to be appropriate and adequate measure of future postretirement benefit plan payments. However, Management’s judgment is based upon a number of assumptions that are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that future increases in the pension obligation will not be required related to obligations at December 31, 2004, thus adversely impacting the results of operations of the Company.

The Company’s policies regarding the accounting for its mortgage-servicing rights portfolio are discussed in Note 1 and Note 6 of Notes to Consolidated Financial Statements contained in Item 8 herein and represents another accounting estimate heavily dependent on current economic conditions, especially the interest rate environment, and Management’s judgments. The Company utilizes the expertise of a third party consultant to determine this asset’s value as well as impairment and amortization rates. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair market value of the Company’s mortgage-servicing rights portfolio. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Future annual amounts could be impacted by changes in any of the factors noted above as well as within the forward-looking statements section of this report, which discusses mortgage-banking income.

The Company has increased its market share through bank acquisitions (the last of these acquisitions occurred in 1999). These acquisitions resulted in goodwill or other intangible assets, which are subject to periodic impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These tests, which the Company performed as of June 30, 2004 and 2003, use estimates in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The valuations as of June 30, 2004 indicated that no impairment charge was required as of that date, and Management is not aware of any reason that a material change will occur in the future.

Management uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by Management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Historically, the Company’s estimated income taxes have been materially correct, and Management is not aware of any reason that a material change will occur in the future. A variance of 1% in the effective tax rate from 31.5% to 32.5% would increase the current year income tax provision approximately $177 thousand. See Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein that summarizes current period income tax expense as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes.

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with GAAP. The Company’s Management uses these non-GAAP measures to analyze performance. Such disclosures include, but are not limited to, certain designated net interest income amounts presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Company Overview

Palmetto Bancshares, Inc. is a bank holding company organized under the laws of South Carolina in 1982. The Palmetto Bank (the “Bank”), a wholly owned subsidiary of the holding company, was organized and chartered under South Carolina law in 1906. The Company’s corporate offices are located at 301 Hillcrest Drive, Laurens, South Carolina. The Bank is a full-service bank and trust company. At December 31, 2004, the Bank had thirty full-service branches in the Upstate region of South Carolina within the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), and Oconee County (1). In addition to branch locations, at December 31, 2004, the Bank had 30 ATM locations (including three at nonbranch locations) and five-limited service branches located in retirement centers in the Upstate. The Company added a new ATM to its Simpsonville market in October 2004. The Bank engages in investment services through its wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”).

The Company’s primary market area is located within South Carolina in the foothills region of Greenville, including Greenville and surrounding counties. Primary business sectors in the region include banking and finance, manufacturing, health care, retail, telecommunications, government services, and education. The Company believes that it is not dependent on any one or a few types of commerce due to the area’s diverse economic base.

The Upstate is a designated foreign trade zone area, boasts the highest level of foreign capital investment per capita in the nation, and is home to more than 240 international firms from 23 nations, including BMW, Hitachi, and Michelin. While commercial real estate lending has not returned to the levels seen before the economic downturn of recent years, activity in this sector has increased. Having recently annexed more than 724 acres of prime development property, the Company believes that the Upstate is has the potential to attract new industry. Along with the creation of the Millennium Campus and an automotive research park at the site, part of a joint venture with Clemson University and BMW, the Company believes that developers are ready to bring many new industries to the area.

No new branches were opened during the year ended December 31, 2004, although Management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Company, its customers, and its shareholders. During the second quarter of 2004, the Company closed on a real estate site in Easley, South Carolina that will introduce the Company’s presence into Pickens County. Easley is a culturally diverse community with approximately 20,000 residents living within the city limits. This branch is scheduled to open during the third quarter of 2005.

In addition to traditional banking services, the Company offers brokerage and trust services. Community banking includes the Company’s retail and commercial distribution network of 30 branches, telephone banking, and Internet banking. Community banking provides a variety of depository accounts including interest-bearing and noninterest-bearing checking accounts, savings accounts, certificates of deposit, and money market accounts. In addition, community banking offers a variety of loan products, including commercial, installment, real estate, and home equity loans as well as credit card services. The Bank also maintains 30 ATMs and allows customers to access their accounts on-line. The mortgage business provides both fixed-rate and variable-rate mortgage products and loan servicing. Mortgage lenders are located in the community bank branches. Palmetto Capital offers full service and discount brokerage, annuity sales and financial planning services through a third party arrangement with Raymond James. The Company also offers trust services for companies and individuals. Investment advisors are based in branch locations in community bank branches. In addition, the Company maintains separate investment facilities in Greenville and Laurens Counties. Trust professionals are located in the community bank branches as well as in the Company’s operations center.

The Company derives interest income through traditional banking activities such as generating loans and earning interest on securities. Income is also earned from fees on deposit accounts and mortgage, brokerage, and trust services. Also, the Company recognizes income on the sale of securities in its securities portfolio. Improving the net interest margin is critical to the Company’s strategy to grow earnings. However, the recent interest rate environment has continued to pressure loan yields. Although the lending environment continues to be challenging due to economic conditions, loan growth continues to be a primary focus for the Company.

Lowering funding costs is essential to improving the Company’s net interest margin. The Company continues its focus on growing deposit balances while remaining cognizant of pricing dilemmas resulting from the recent interest rate environment. In addition to traditional funding sources, during 2004, the Company began to utilize FHLB borrowings to support interest-earning asset growth, including increases in investment securities. Although often obtained at rates higher than those obtained through traditional funding sources, borrowings represent a source of funding diversification that can be used for leverage in deposit pricing. In addition, borrowings help an institution avoid overpaying for deposits. Among other tools, the Company uses marginal cost analysis when considering funding options. Management believes that marginal cost analysis is the key to incorporating borrowings in deposit pricing. Although alternative funding sources, such as FHLB borrowings, do not always result in lower interest expense, Management believes that such funding alternatives can increase net interest income by employing these funds in higher yield interest-earning assets.

Since asset quality is tied to profitability and capital adequacy, maintaining sound asset quality continues to be a primary focus for the Company. As a result of this focus and the initiatives taken during recent years, the Company’s asset quality ratios have improved significantly and remain strong as of and for the year ended December 31, 2004. Activities designed to monitor and improve asset quality typically have a positive impact on earnings by reducing the credit risk profile of the Company and reducing future collection costs. Nevertheless, certain risks are inherent within any loan portfolio particularly portfolios containing commercial, commercial real estate, and installment loans, which must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

The Company is focused on retaining existing customers and attracting new customers. The Company feels that it sets itself apart from its competitors by providing superior personal service. This is accomplished through a variety of delivery channels marketing a full range of high quality financial products and services. The Company sets strategic targets for net growth in deposit accounts annually in an effort to cross-sell and increase the number of products per banking relationship. The Company uses traditional marketing techniques, such as direct mailings and advertising to attract new customers, as the Company recognizes that attracting new customers provides both interest opportunities and a new avenue for the generation of fee income. In addition, new deposit customers are key to providing a mix of lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Company offers early bird hours at select branch locations, Saturday banking at select branch locations, a telephone banking call center, as well as Internet banking options. The Company intends to continue to expand into new areas as both market and economic conditions warrant.

Financial Condition

Overview

At December 31, 2004, the Company’s assets totaled $995.8 million, an increase of $97.7 million or 10.9% from December 31, 2003. The increase in assets in 2004 over 2003 resulted primarily from an increase in total loans of $79.5 million, an increase in investments available for sale of $14.8 million, or 11.5%, and an increase in FHLB capital stock of $2.0 million, or 107.0%. Average assets increased 8.6% during the year, and average interest-earning assets increased 9.1%. Total liabilities increased $89.0 million, or 10.8%, at December 31, 2004 over December 31, 2003, to a balance of $915.1 million. This increase results from an increase in traditional deposits of $55.7 million, or 7.2%, an increase in retail repurchase agreements totaling $2.9 million, or 21.2%, and an increase in commercial paper of less than $1.0 million. In addition to these increases, other borrowings, comprised of federal funds purchased and FHLB borrowings, increased by $28.0 million over the same periods. Total deposits and other borrowings were $906.9 million at December 31, 2004, up from $819.4 million at December 31, 2003. Total shareholders’ equity at December 31, 2004 totaled $80.8 million, an increase of $8.8 million, or 12.2%, over December 31, 2003.

At December 31, 2003, the Company’s assets totaled $898.1 million, an increase of $73.1 million or 8.9% from December 31, 2002. This increase resulted primarily from an increase in total loans of $62.2 million, an increase in investments available for sale of $13.8 million, or 12.0%, and an increase in FHLB capital stock of $135 thousand, or 7.8%. Average assets increased 10.9% during the year, and average interest-earning assets increased 11.7%. Total liabilities increased $68.6 million, or 9.1%, at December 31, 2003 over December 31, 2002, to a balance of $826.1 million. This increase resulted from an increase in traditional deposits of $49.8 million, or 6.9%, an increase in retail repurchase agreements totaling $694 thousand, or 5.4%, an increase in commercial paper of $1.3 million, or 9.0%, and an increase in federal funds purchased of $18.0 million, or 100.0% over the same periods. Total deposits and other borrowings were $819.4 million at December 31, 2003, up from $749.7 million at December 31, 2002. Total shareholders’ equity at December 31, 2003 totaled $72.0 million, an increase of $4.5 million, or 6.6%, over December 31, 2002.

Investment Securities Portfolio and FHLB Capital Stock

The primary objective of the Company, in its management of the investment portfolio, is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company hopes to achieve these objectives by making investments that are specifically approved by the Boards of Directors of the Company. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. Investment decisions are made by authorized officers of the Company within policies established by the Company’s Boards of Directors. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default risk, interest risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule. United States Government obligations are regarded as free of default risk. The issues of most Government agencies are backed by the strength of the agency itself plus a strong implication that, in the event of financial difficulty, the federal government would assist the agency.

Investment securities available for sale, excluding FHLB capital stock, totaled $143.7 million at December 31, 2004, an increase of $14.8 million, or 11.5%, over December 31, 2003. Average balances of available for sale investment securities, excluding FHLB capital stock, increased to $134.9 million during fiscal 2004 from $113.6 million during fiscal 2003. The table set forth below summarizes the Company’s investment securities available for sale composition at the dates indicated (dollars in thousands).

	December 31, 2004		December 31, 2003
	Total	% of Total	Total	% of Total
United States Government agencies	$10,021	7.0%	$25,311	19.6%
State and municipalities	69,496	48.3	55,321	42.9
Mortgage-backed	64,216	44.7	48,298	37.5

Total	$143,733	100.00%	$128,930	100.00%

See Consolidated Statements of Cash Flows contained in Item 8 herein for a summary of how purchases, proceeds from the sale, maturities, and / or calls of such investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the three year period ended December 31, 2004.

During the year ended December 31, 2003, investment securities previously held within the agency and treasury portfolios were sold and realigned into the municipalities and mortgage-backed security portfolios. The Company made higher levels of purchases of mortgage-backed securities than had been purchased in past years in order to meet interest-earning asset growth objectives and to provide additional interest income to offset lower loan originations and replace loan portfolio runoff. As market interest rates declined in fiscal 2003, prepayments within the mortgage-backed securities portfolio increased. These structuring trends continued during the year ended December 31, 2004. The continued shift from agency and treasury securities to municipal and mortgage-backed securities within the investment portfolio during the twelve-month period ended December 31, 2004 also reflected the Company’s goal of having a portfolio concentrated on total return as the Company expects that mortgage-backed securities and municipalities will outperform on a total return basis in a rising rate environment.

In addition, as previously noted, during the second quarter of 2004, the Company began to utilize borrowings from the FHLB. FHLB borrowings are a source of funding that the Company utilizes depending on the current level of deposits, Management’s willingness to raise deposits through market promotions, the Company’s unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

Such borrowings are used to fund increases in interest-earning assets during times of declines in alternative funding sources. The Company used funds from FHLB borrowings to increase its investment securities portfolio during the year ended December 31, 2004. See Borrowings and Note 1 and Note 10 of Notes to Consolidated Financial Statements contained in Item 8 herein for additional discussion regarding the Company’s reliance on FHLB borrowings at and for the year ended December 31, 2004.

At December 31, 2004, the Company had $3.9 million of FHLB capital stock, a $2.0 million increase over the balance at the end of 2003. As a member of the FHLB System, the Company is required to maintain an investment in the FHLB. In 2004, the FHLB converted to its new capital structure. Under the new structure, a member’s capital stock requirement must total an amount equal to the sum of a membership requirement and an activity-based requirement, as described in the FHLB’s Capital Plan. The Company’s investment at December 31, 2004 was in compliance with this requirement. For additional discussion regarding the Company’s membership with the FHLB, see Item 1, Business—Supervision and Regulation—Supervision and Regulation of The Bank—Federal Home Loan Bank System.

The tables set forth below summarize the book value and fair market values, maturities, and average yields of the Company’s investment securities portfolio, excluding stock in the FHLB, at the dates indicated (dollars in thousands). Yields on tax-exempt obligations have not been computed on a fully tax-equivalent basis.

	December 31, 2004		December 31, 2003		December 31, 2002
	Amortized cost	Fair market value	Amortized cost	Fair market value	Amortized cost	Fair market value
	(in thousands)
Investment securities available for sale
United States Government agencies	$10,053	10,021	25,115	25,311	53,840	54,836
State and municipalities	68,198	69,496	53,813	55,321	33,016	34,490
Mortgage-backed	64,010	64,216	48,425	48,298	25,529	25,782

Total	$142,261	143,733	127,353	128,930	112,385	115,108

	December 31, 2004
	Amortized cost	Book yield
United States Government agencies
Within one year	$3,024	2.19%
After 1 but within 5 years	7,029	2.94
After 5 but within 10 years	—	—
After 10 years	—	—

	10,053	2.71
State and municipalities
Within one year	1,321	5.31
After 1 but within 5 years	12,251	3.66
After 5 but within 10 years	52,435	3.72
After 10 years	2,191	4.10

	68,198	3.75
Mortgage-backed
Within one year	—	—
After 1 but within 5 years	23,545	3.53
After 5 but within 10 years	19,914	4.23
After 10 years	20,551	4.41

	64,010	4.03

	$142,261	3.80%

See Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein for a discussion of the Company’s accounting policy for investment securities and FHLB capital stock. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the investment securities available for sale portfolio.

Loan Portfolio

General. Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 83.7% and 83.9% of average interest-earning assets in 2004 and 2003, respectively. The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. Although the Company may originate loans outside of its home state, the Company originates the majority of its loans in its primary market area of Upstate South Carolina.

The table set forth below summarizes the composition of the loan portfolio by loan type at the dates indicated (dollars in thousands).

	December 31, 2004		December 31, 2003
	Total	% of Total	Total	% of Total
Commercial business	$90,708	11.8%	87,950	12.8
Commercial real estate	478,943	62.6	420,470	61.4
Installment	19,910	2.6	22,169	3.2
Installment real estate	51,846	6.8	47,560	6.9
Indirect	16,383	2.1	15,644	2.3
Credit line	2,012	0.3	2,071	0.3
Prime access	45,655	5.9	33,014	4.8
Residential mortgage	52,669	6.9	46,155	6.7
Bankcards	10,930	1.4	9,996	1.5
Business manager	552	0.1	2,200	0.3
Other	1,473	0.2	1,092	0.2

Gross loans	771,081	100.7	688,321	100.4
Allowance for loan losses	(7,619)	-1.0	(7,463)	-1.1
Loans in process	1,470	0.2	4,086	0.6
Deferred loans fees and costs	703	0.1	806	0.1

Loans, net	$765,635	100.0%	685,750	100.0

Certain risks are inherent within any loan portfolio, particularly portfolios containing commercial, commercial real estate, and installment loans. While these types of loans provide benefits to the Company’s asset—liability management program and reduce exposure to interest rate changes, such loans may entail significant additional credit risks when compared with residential mortgage lending. Risk factors inherent in the Company’s loan portfolio are described below and could have an impact on future delinquency and charge-off levels. Since lending activities comprise a significant source of the Company’s revenue and because of the risks inherent in its loan portfolio, the Company’s main objective is to adhere to sound lending practices.

Commercial business lending generally involves greater risk than real estate lending and involves risks that are different from those associated with real estate lending. The Company’s commercial business loans are generally made on a secured basis with terms that do not exceed five years. The Company’s commercial business loans typically have interest rates that change at periods ranging from thirty days to one year based either on the prime lending rate or LIBOR as the interest rate index or to a fixed-rate at the time of commitment for a period not usually exceeding five years. The Company generally obtains personal guarantees when arranging business financing. The Company makes commercial business loans to businesses within most industry sectors with no particular industry concentrations. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in some cases may not be a sufficient source of repayment because accounts receivable may be uncollectible, and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Real estate development lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values. For commercial real estate loans, liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. In addition, commercial real estate lending generally involves greater risk than single-family lending as commercial real estate lending typically involves larger loan balances to single borrowers or groups of related borrowers than does single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced, the borrower’s ability to repay the Company’s loans may be impaired. These risks can be impacted significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions. Thus, commercial real estate loans may be subject, to a greater extent than single-family real estate loans, to adverse conditions in the economy. The Company makes commercial real estate loans to businesses within most industry sectors with no particular industry concentrations.

Interest rates charged on commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable-rates, and the rate may be fixed for three to five years determined by market conditions, collateral, and the relationship with the borrower. The amortization of the loans may vary but will not normally exceed 20 years.

Installment loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the likelihood of damage, loss, or depreciation. In addition, installment loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The Company’s indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases. Through these relationships, the Company originates loans based on the referrals of unaffiliated automobile dealers in South Carolina. Loans originated by this department are subject to the same underwriting standards as those used by the Company in its other lending portfolios and such loans are only originated after approval by the Company’s underwriters.

The Company makes both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 30 years. Adjustable-rate mortgage loans currently offered by the Company have up to 30-year terms with interest rates that adjust annually or adjust annually after being fixed for a period of five years in accordance with a designated index. The Company could offer loans that have up to 30-year terms and interest rates that adjust annually or adjust annually after being fixed for a period of three or seven years in accordance with a designated index. Adjustable-rate mortgage loans may be originated with a cap on any increase or decrease in the interest rate per year with limit on the amount by which the interest rate can increase or decrease over the life of the loan.

In order to encourage the origination of adjustable-rate mortgage loans with interest rates that adjust annually, the Company, like many of its competitors, may offer a more attractive rate of interest on such loans than on fixed-rate mortgage loans. Generally, on mortgage loans exceeding an 80% loan-to-value ratio, the Company requires private mortgage insurance that protects the Company against losses of at least 20% of the mortgage loan amount. It is the Company’s policy to have property securing real estate loans appraised.

A large percentage of single-family loans are made pursuant to guidelines that permit the sale of these loans in the secondary market to government or private agencies. The Company participates in secondary market activities by selling whole loans and participations in loans primarily to the FHLB under its Mortgage Partnership Program and the Federal Home Loan Mortgage Corporation. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of Management, and to develop a source of fee income through loan servicing. The Company may sell fixed-rate, adjustable-rate, and balloon term loans. Based on the current level on market interest rates, as well as other factors, the Company presently intends to sell selected originations of conforming 30-year and 15-year fixed-rate mortgage loans.

The Company originates residential construction loans to finance the construction of individual, owner-occupied houses. Such loans involve risks in addition to the risks relating to mortgage loans because loan funds are advanced upon the security of the project under construction. Residential construction loans are generally originated with up to 80% loan-to-value ratios. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

As part of its residential lending program, the Company also offers construction loans typically with 80% loan-to-value ratios to qualified builders although 90% loan-to-value ratios may be utilized at the discretion of the Company. These construction loans are generally at a competitive fixed or adjustable-rate of interest for one or two-year terms. The Company also offers lot loans intended for residential use that may be on a fixed or adjustable-rate basis.

At December 31, 2004, the Company’s total loan portfolio totaled approximately $779.1 million, or 78.2% of the Company’s total assets. Mortgage loans held for sale decreased $545 thousand from December 31, 2003 to December 31, 2004. The remaining loans within the portfolio (those originated for retention in the portfolio) increased $80.0 million at December 31, 2004 over December 31, 2003. The Company’s loan portfolio consists primarily of commercial loans, installment loans, other installment loans (including indirect dealer loans, home equity and credit lines, and bankcard loans), and residential mortgage loans.

The loan portfolio did not experience any significant fluctuations related to mix when comparing balances at December 31, 2004 with those at December 31, 2003. A large portion of the loan portfolio’s increase during the year ended December 31, 2004 was experienced within the commercial real estate portfolio. This increase was due in part to Management’s emphasis on loans secured by real estate since loans secured by real estate typically include less risk than loans secured by collateral other than real estate or unsecured loans. The majority of the remainder of the increase in the loan portfolio during the year ended December 31, 2004 was within the prime access portfolio, due to the Company’s promotional offering of no closing costs for such loans.

See Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein for a discussion of the Company’s significant accounting policies related to the loan portfolio and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein for further discussion of the Company’s loan portfolio.

Credit Quality.    A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Company believes it maintains a conservative philosophy regarding its lending mix, and adherence to underwriting standards is managed through a multi-layered credit approval process and review of loans approved by lenders. The Company monitors its compliance with lending policies through loan review, reviews of exception reports, and ongoing analysis of asset quality trends.

A loan grade classification system is used for the Company’s loan portfolio. Under this classification system, loans graded “1” represent loans of superior quality. Loans graded “2” represent loans of high quality. Loans graded “3” represent loans that are satisfactory. Loans graded “4” represent loans that are considered marginal. Below grade “4,” classified assets are classified as “special mention,” “substandard,” “doubtful,” or “loss” depending on the presence of certain characteristics.

“Special mention” assets are defined by the Company according to its internally developed loan grading system as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either “substandard,” “doubtful,” or “loss” but do possess credit deficiencies or potential weaknesses deserving Management’s close attention which, if not corrected, could weaken the asset and increase such risk in the future. An asset is considered “substandard” if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those assets characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified “loss” are those considered “uncollectible” and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted.

Assets determined to be classified are reserved at a higher percentage in accordance with the Allowance model than assets graded superior quality, high quality, satisfactory, or marginal (for all of which general reserves are provided). General allowances represent loss allowances, which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular classified assets. When the Company classifies classified assets as “loss,” it is required either to establish a specific allowance for loan losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

The table set forth below summarizes the composition of the Company’s classified assets at the dates indicated (in thousands).

	December 31, 2004
	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$131	4,448	857	—	5,436
Real estate-construction	—	22	—	—	22
Real estate-mortgage	2,962	5,571	547	—	9,080
Installment	116	528	178	1	823

Total loans	$3,209	10,569	1,582	1	15,361

	December 31, 2003
	Special Mention	Substandard	Doubtful	Loss	Total
Commercial	$2,034	4,249	504	132	6,919
Real estate-construction	554	79	—	—	633
Real estate-mortgage	1,004	6,928	448	—	8,380
Installment	605	855	129	81	1,670

Total loans	$4,197	12,111	1,081	213	17,602

Overall, classified assets decreased $2.2 million from December 31, 2003 to December 31, 2004. From a portfolio viewpoint, an increase was seen in classified assets within the mortgage real estate portfolio offset by declines in the remaining portfolios. Management believes that factors such as the terrorist attack on September 11, 2001 and the United States’ presence in Iraq resulted in increased uncertainty and weakened economic conditions that contributed to the increase in classified assets during the periods since the terrorist attacks of 2001. However, the Company believes that the United States economy is beginning to improve. Management believes that this improvement, coupled with the proper management of fallout from the recent recession, resulted in the improvement in classified assets from December 31, 2003 to December 31, 2004. Although overall classified assets improved, the increase in mortgage real estate classified assets is attributed to the residual impacts of the economy’s impact of the past four years on consumers.

The Company’s loan portfolio is periodically reviewed and loans are, in the opinion of Management, appropriately classified, and Allowances have been established against all assets requiring classification.

The table set forth below summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$2,323	3,828	2,500	3,399	3,031

Total nonperforming loans	2,323	3,828	2,500	3,399	3,031
Real estate acquired in settlement of loans	2,413	2,170	2,468	217	6
Repossessed automobiles	282	243	181	581	1,220

Total nonperforming assets	$5,018	6,241	5,149	4,197	4,257

Loans past due 90 days and still accruing (1)	$147	212	233	630	193
Ending loans (2)	773,254	693,213	625,542	553,821	498,242
Total nonperforming loans as a percentage of loans (2)	0.30%	0.55	0.40	0.61	0.61
Total nonperforming assets as a percentage of total assets	0.50	0.69	0.62	0.57	0.64
Allowance for loan losses to nonperforming loans	3.28	1.95	2.56	1.66	1.80

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

Delinquent and problem loans are a normal part of any lending function. The Company determines past due and delinquency status based on contractual terms. When a borrower fails to make a scheduled loan payment, the Company attempts to cure the default through several methods, including, but not limited to, collection contact and assessment of late fees. If these methods do not cause the borrower to post the past due payment, further action is taken. Interest on loans deemed past due continues to accrue until such time that the loan is placed in nonaccrual status (the Company places loans in nonaccrual prior to any amount being charged-off). Nonaccrual loans are those loans that Management, through a continuing evaluation of loans, has determined offer a more than normal risk of future collectibility. In most cases, loans are automatically flagged as nonaccrual by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower. Loans may manually be flagged as nonaccrual in the loan system if Management determines that some factor other than days delinquent (such as bankruptcy proceedings) cause the Company to believe that more than a normal amount of risk exists in regards to future collection. When the loan is flagged as nonaccrual, accrued interest income is reversed to the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. When the probability of future collectibility on nonaccrual loans declines from probable to possible, the Company proceeds with measures to remedy the default, including commencing foreclosure action, if necessary. The Company’s mortgage loans are generally secured by the use of a mortgage instrument, and specific steps must be taken when commencing foreclosure action on mortgage loans secured by the use of a mortgage instrument. Notice of default in conjunction with these loans is required to be recorded and mailed. If the default is not cured within a specified time period, a notice of sale is posted, mailed, and advertised, and a sale is then conducted.

The Company typically excludes bankcard balances from the nonaccrual process noted above. Due to the nature of the portfolio, the Company does not believe that it is necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days past due.

Nonperforming loans increased significantly from December 31, 2002 to December 31, 2003. Management believed the increase of nonperforming loans was due in large part to economic factors impacting consumers subsequent to the terrorist attacks of 2001. In addition, it was believed that the overall increase in the nonperforming portfolio resulted from Management’s more aggressive approach to managing the loan portfolio during that period. Management believes that the events since September 11, 2001 have resulted in unpredictable fluctuations in many asset quality trends, including, but not limited to, nonperforming loan trends. As the economy has begun and continues to show signs of improvement, Management believes that asset quality trends will begin to return to historical levels. As such, Management believes that the decrease in nonperforming loans from December 31, 2003 to December 31, 2004 is a function of such economic factors as well as Management’s conservative approach to and management of loan quality.

Although nonperforming loans declined from December 31, 2003 to December 31, 2004, the mix of nonperforming loans remained relatively unchanged. At December 31, 2004, nonperforming loans were comprised of 73.4% of loans secured by real estate, 15.2% of commercial and industrial loans, and 11.4% of loans to individuals for household, family, and other personal expenditures. At December 31, 2003, nonperforming loans were comprised of 71.0% of loans secured by real estate, 17.7% of commercial and industrial loans, and 11.3% of loans to individuals for household, family, and other personal expenditures. The loss risk with respect to nonaccrual loans was reduced from 2003 to 2004 because 73.4% of nonaccrual loans at December 31, 2004 were secured by real estate. In addition to such loans being reserved for in the Company’s Allowance at December 31, 2004, in the event of default, losses would be offset by funds received through the liquidation of the underlying real estate collateral.

Real estate and personal property acquired by the Company as a result of repossession, foreclosure, or by deed in lieu of foreclosure is classified within other assets on the Consolidated Balance Sheets until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value less cost to sell at the date of acquisition with any resulting write-downs being taken through the Allowance. Fair market values of such real estate is reviewed regularly, and write-downs are recorded when it is determined that the carrying value of the real estate exceeds the fair market value less estimated costs to sell. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation are charged to the Consolidated Statements of Income. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense. Generally, any interest accrual on such loans ceases when the loan becomes 90 days delinquent as noted above.

Real estate acquired in settlement of loans increased slightly to $2.4 million at December 31, 2004 compared with $2.2 million at December 31, 2003. During 2004, $2.5 million in real estate was added to the portfolio, 65% of which was added within six lending relationships. These additions were offset by sales from the portfolio of $2.0 million. During 2003, $1.4 million in real estate was added to the portfolio, 73% of which was added within four lending relationships. These additions were offset by sales from the portfolio of $1.5 million. Fluctuations of these balances relate primarily to current economic conditions that directly impact the borrower’s ability to service their debt. Management believes that the increase in property added to the portfolio during 2004 was due to the residual impacts of the economic downturn since the third quarter of 2001. This increase in additions was almost completely offset by an increase in sales from the portfolio leaving the balance of the real estate owned portfolio relatively unchanged from December 31, 2003 to December 31, 2004. The market for real estate is impacted by consumer confidence. During recent years of economic uncertainty, the Company believes that consumers were less confident, and, therefore, less likely to incur additional debt. The Company believes that this lack of confidence caused slowing real estate sales. However, as the Company believes that consumers are regaining confidence, which has caused real estate sales to improve. Based on the Company’s policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, Management believes that the properties within the portfolio are properly valued at December 31, 2004. For further discussion relating to real estate acquired in settlement of loans see Note 8 of Notes to Consolidated Financial Statements contained in Item 8 herein.

At December 31, 2004, impaired loans amounted to approximately $804 thousand on which $240 thousand was included in the Allowance related to impaired loans at December 31, 2004. During 2004, the average recorded investment in impaired loans was approximately $1.1 million. At December 31, 2003, impaired loans amounted to approximately $1.5 million on which $373 thousand was included in the Allowance related to impaired loans at December 31, 2003. During 2003, the average recorded investment in impaired loans was approximately $838 thousand. Management believes that the impaired loans at December 31, 2004 and 2003 were recorded at or below fair market value. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to the nonaccrual determination.

As of December 31, 2004, Management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Troubled debt restructurings include loans with respect to which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and / or other concessions. Any troubled debt restructurings entered into by the Company for the years ended December 31, 2004 and December 31, 2003 were immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements.

For further discussion of the Company’s problem assets, including impaired loans, see Note 1 and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein.

While the Company believes that current economic data suggests that the United States economy is improving, the pace of that improvement is difficult to predict and credit quality indicators remain unpredictable. Management believes, however, that because the Company’s loan portfolio is closely monitored, changes are promptly addressed in its analysis of Allowance adequacy. Additionally, Management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations. With this in mind, long-term Company goals include the management of the loan quality of loans within its loan portfolio.

Allowance for Loan Losses

The Allowance is maintained at a level that Management believes is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the loan portfolio. An allowance model is used that takes into account factors such as the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system as described in Loan Portfolio), historical asset quality trends including, but not limited to, previous loss experience ratios, Management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the classifications. The value of underlying collateral is also considered during such analysis. The resulting monthly Allowance model and conclusions are reviewed and approved by Senior Management. The Company’s analysis of Allowance adequacy includes consideration for loan impairment.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. Management is currently using a five-year lookback period when computing historical loss rates used in conjunction with determining its allocated allowance. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. This analysis includes, but is not necessarily limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, Management monitors trends within the portfolio, both quantitative and qualitative, and assesses the reasonableness of the unallocated component.

The Allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

The Allowance totaled $7.6 million, and $7.5 million, at December 31, 2004 and 2003, respectively representing 0.99% and 1.08% of loans, less mortgage loans held for sale, for the same periods.

The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair market value due to the short-term nature of these instruments. Likewise, such instruments are not included in the assumptions related to the Allowance model.

The tables set forth below summarize the allocation of the Allowance by loan category and the activity in the Allowance at the dates and for the years indicated (dollars in thousands). In regards to the second table, losses and recoveries are charged or credited to the Allowance at the time realized. Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

	December 31,
	2004		2003		2002		2001		2000
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Balance applicable to:
Commercial	$2,875	37.73%	2,746	36.80	1,973	30.82	1,266	22.38	1,741	31.97
Real estate—construction	25.33		72.96		105	1.64	130	2.30	32.59
Real estate—mortgage	2,376	31.19	2,168	29.05	1,547	24.16	2,507	44.30	1,123	20.62
Installment	2,343	30.75	2,477	33.19	2,777	43.38	1,755	31.02	2,550	46.82

Total	$7,619	100.00%	7,463	100.00	6,402	100.00	5,658	100.00	5,446	100.00

	At and for the years ended December 31,
	2004	2003	2002	2001	2000
Balance, beginning of year	$7,463	6,402	5,658	5,446	6,362
Provision for loan losses	2,150	3,600	4,288	4,038	3,880
Loan charged-offs
Commercial	549	786	1,074	809	390
Real estate—nonresidential mortgage	236	219	—	50	—
Real estate—residential mortgage	252	561	398	28	—
Installment	1,113	1,181	2,298	3,146	4,597

Total loans charged-offs	2,150	2,747	3,770	4,033	4,987
Recoveries
Commercial	49	32	105	8	15
Real estate—nonresidential mortgage	4	46	—	9	—
Real estate—residential mortgage	—	—	9	—	—
Installment	103	130	112	190	176

Total recoveries	156	208	226	207	191

Net loans charged-offs	1,994	2,539	3,544	3,826	4,796

Balance, end of year	$7,619	7,463	6,402	5,658	5,446

Average loans (1)	$725,555	659,683	577,949	534,034	469,731
Ending loans (1)	773,254	693,213	625,542	553,821	498,242
Net loans charged-offs to average loans (1)	0.27%	0.38	0.61	0.72	1.02
Allowance for loan losses to ending loans (1)	0.99	1.08	1.02	1.02	1.09

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

The allocation of the Allowance to specific loan portfolios did not fluctuate significantly from December 31, 2003 to December 31, 2004.

For discussion of the decline in the provision for loan losses from fiscal 2003 to fiscal 2004, see Earnings Review—Provision for Loan Losses.

Total net loans charged-off decreased to $2.0 million in 2004 from $2.5 million in 2003. The decline in net loans charged-off over the years presented was concentrated within the commercial, financial, and agricultural and real estate—residential mortgage portfolios. Commercial, financial, and agricultural net loans charged-off were $500 thousand in 2004 compared with $754 thousand in 2003. Net residential real estate loans charged-off totaled $252 thousand in 2004 compared with net loans charged-off of $561 thousand in 2003. The fluctuations of net loans charged-off within the real estate—nonresidential mortgage and installment loan portfolios did not have as dramatic an impact on total net loans charged-off for the years presented. Management attributed the decline in net loans charged-off to the careful management of the Company’s loan portfolio and the resulting asset quality, as well as signs of economic improvement that increase the likelihood of consumer repayment of debt.

Based on the current economic environment and other factors that impact the assessment of the Company’s Allowance as discussed above, Management believes that the Allowance at December 31, 2004 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. See Loan Portfolio for discussions of factors impacting Management’s December 31, 2004 assessment of the Allowance. However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that Management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits

Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets strategic targets for net growth in deposit accounts annually and has focused its efforts on cross-selling and increasing the number of products per banking relationship. Management believes that this strategy is consistent with the Company’s intent to provide superior customer service. During the year ended December 31, 2004, the Company emphasized the growth of traditional deposits through internal and external referral programs and targeted deposit promotions.

The Company offers a number of deposit accounts including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificate accounts. The Company’s deposits are obtained primarily from residents of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

The Company is subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions, and competitive factors. The Asset—Liability Committee meets weekly and makes changes relative to the mix, maturity, and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stability and general lower-cost, as compared to other funding, and their ability to provide fee income through service charges and cross sales of other services.

The Company provides customers with access to their funds using the convenience of an ATM network, as well as access to regional and national ATM networks. The Bank had 30 ATM locations (including three at nonbranch locations) and five limited service branches located in various retirement centers located in retirement centers located in the Upstate on December 31, 2004. The Company also provides account access through its Internet and telephone banking products. In addition, the Company attracts deposit customers by offering of a variety of services and accounts, competitive interest rates, and conveniences such as early bird hours, all day deposit credit, and Saturday banking. The Company uses traditional marketing techniques, such as direct mailings and advertising, to attract new customers. Management believes the Company enjoys an excellent reputation for providing products and services that meet the needs of the Company’s market segments, such as seniors. For example, Seniority Club members benefit from a number of advantageous programs.

The table set forth below summarizes the Company’s deposit composition at the dates indicated (dollars in thousands).

	December 31, 2004		December 31, 2003
	Total	% of Total	Total	% of Total
Checking accounts	$309,561	37.4%	288,748	37.5
Money market accounts	95,608	11.6	85,077	11.0
Savings accounts	44,972	5.4	41,974	5.4
Time accounts	377,306	45.6	355,949	46.1

Total deposit accounts	$827,447	100.0%	771,748	100.00

Management believes that low returns on investments and mutual funds, as well as a decline in consumer confidence in the years since the terrorist attacks of 2001, continued to provide favorable conditions in fiscal 2004 for deposit growth. However, as the economy shows signs of improvement, Management believes that it can achieve deposit growth through specifically targeted programs. However, targeted programs may increase the Company’s overall cost of funds, which may negatively impact the Company’s future net margins. Although deposit growth is a top priority of the Company, such growth is not dependent on such targeted programs, and the Company will not lose deposits if it does not implement targeted programs.

Core deposits, which include checking accounts, money market accounts, and savings accounts, grew by $34.3 million in fiscal 2004 over fiscal 2003, or 8.3%. Core deposits grew by $27.2 million, or 7.0%, in fiscal 2003 over fiscal 2002. The increase in core deposits from fiscal 2003 to fiscal 2004 resulted primarily from programs and targeted deposit promotions offered during the year. To facilitate growth in core deposit accounts, during third quarter 2004 an enhancement was made to the existing Seniority Club checking product. Through this promotion, accounts qualifying for Seniority Club status receive the Internet bill pay option at no additional charge. Also resulting from the initiative to grow lower-cost, core deposit accounts, as well as introduce new banking relationships from which to target product “bundling,” in early 2004, a new customer referral program was introduced. Through the program, customers are awarded with a gift basket for the referral of new customers.

Time balances increased by $21.4 million, or 6.0% in fiscal 2004 over fiscal 2003. Time deposits grew by $22.6 million, or 6.8%, in fiscal 2003 over fiscal 2002. The increase from fiscal 2003 to fiscal 2004 resulted primarily from programs and targeted deposit promotions offered during the year. During the second quarter of 2004, a 36-month Step Up Certificate of Deposit (“CD”) product was offered. This product allows a one-time rate “step up.” During early October 2004, a 15 month CD limited time promotion offered a 3.11% APY with an interest rate of 3.067%.

The Company’s increase in core deposits reflects its efforts to enhance its deposit mix by working to attract lower-cost deposit accounts. As noted above, core deposits grew by $34.3 million during fiscal 2004while higher-cost time balances increased by $21.4 million during the same period. The Company’s average cost of core deposits for the year ended December 31, 2004 was 0.36% compared with 0.43% for the same period ended December 31, 2003. The Company’s average cost of time deposits for the year ended December 31, 2004 was 2.56% compared with 2.77% for the year ended December 31, 2003. The Company’s average cost of total traditional deposits declined from 1.70% for the year ended December 31, 2003 to 1.53% for the year ended December 31, 2004.

At December 31, 2004, traditional deposits as a percentage of liabilities were 90.4% compared with 93.4% at December 31, 2003. This decline resulted from an increase in liabilities other than traditional deposits. See Borrowings below for a further discussion of these FHLB borrowings. In addition, see Note 1, Note 10, and Note 11 of Notes to Consolidated Financial Statements contained in Item 8 herein for a additional information regarding the Company’s borrowings.

Jumbo Certificates of Deposits.    The Company does not rely significantly on large denomination time deposits. Jumbo certificates of deposit were 13% and 14% of total liabilities at December 31, 2004 and 2003, respectively. The table set forth below summarizes the Company’s jumbo certificates of deposit by time remaining until maturity at the dates indicated (in thousands). Jumbo certificates of deposit include certificate of deposits with a balance at December 31 of $100,000 or greater and have negotiable interest rates.

	December 31,
	2004	2003	2002
Maturities:
3 months or less	$20,913	24,075	30,109
3 through 6 months	18,400	13,509	15,598
6 through 12 months	33,555	24,267	21,575

Less than 12 months	72,868	61,851	67,282
Over 12 months	46,932	54,321	36,839

Total jumbo certificates	$119,800	116,172	104,121

As noted above, specifically targeted programs are often offered to stimulate deposit growth. Such promotions were offered during the twelve-month periods ended December 31, 2002, 2003, and 2004. During both fiscal 2002 and 2003, 36-month Step Up Certificate of Deposit products were offered. Although all of the deposits generated by these promotions are not “jumbo” in size, the deposits that do fall into the “jumbo” category impact the maturities noted above. Certificate of deposit accounts generated through the 2002 promotion will mature in 2005 and are included in the “Less than 12 months” categories for 2004 (depending on the note date) thus explaining the fluctuations between the “Less than 12 months” and “Over 12 months” categories from December 31, 2003 to December 31, 2004. The 36-month Step Up Certificate of Deposit products offered during 2003 and 2004 are all included within the “Over 12 months” category, as they will not begin to mature until 2006. Depending on the note date and whether or not deposits from the promotion were “jumbo,” certificate of deposit accounts resulting from the 15 month CD limited time promotion may be included in either category noted above.

For further discussion of deposit balances, see Note 9 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Borrowings

The Company utilizes both short-term and long-term borrowings, other than traditional deposits, to supplement its supply of lendable funds, assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of deposit growth. Retail repurchase agreements, commercial paper, federal funds purchased, and FHLB borrowings serve as the Company’s primary sources of such funds.

Short and long-term borrowings are a source of funding that the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company’s unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Federal funds purchased represent unsecured overnight borrowings from other financial institutions. These borrowings are an important source of funding to the Company. Access to alternate short-term funding sources allows the Company to meet funding needs without relying on increasing deposits on a short-term basis.

Borrowings increased $31.8 million at the end of 2004 when compared with the end of 2003. Borrowings as a percentage of total liabilities were approximately 8.7% and 5.8% at the end of fiscal 2004 and fiscal 2003, respectively. The table set forth below summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	December 31, 2004		December 31, 2003
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$16,397	20.6%	13,525	28.4
Commercial paper	17,051	21.5	16,170	33.9
Federal funds purchased	—	—	18,000	37.7
FHLB borrowings	46,000	57.9	—	—

Total borrowings	$79,448	100.0%	47,695	100.0

Although the balances of retail repurchase agreements and commercial paper did not change dramatically at December 31, 2004 over December 31, 2003, the mix did fluctuate due to the fluctuations of federal funds purchased and FHLB borrowings between December 31, 2004 and December 31, 2003.

During the second quarter of 2004, the Company began to utilize borrowings from the FHLB. The Company uses these borrowings to fund increases in interest-earning assets in times of declines in alternative funding sources. Short-term borrowings typically represent overnight borrowings. Long-term borrowings have maturities greater than one year when made. Interest rates on such borrowings vary from time to time in response to general economic conditions. FHLB borrowings are an alternative to other funding sources with similar maturities.

The FHLB has an overall credit limit for any member. Generally, this limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting certain criteria. Additionally, a member approved for a 40 percent credit limit that continues to meet the preceding eligibility criteria, may request approval to exceed the credit limit on an “over line” basis. A member may exceed the 40 percent limit for a period not to exceed 12 months. This policy serves to define an upper cap for FHLB advances based on its current approved cap. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB. At December 31, 2004, of its approximately $119 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $46.0 million in both short-term and long-term borrowings.

The FHLB may assess fees and charges to cover costs relating to the receipt, holding, redelivery, and reassignment of the Company’s collateral. The FHLB publishes a schedule of such fees and charges on its website. In addition, the FHLB may assess fees to cover collateral verification reviews performed by, or on behalf of, the FHLB. The Company has not yet been charged any such fees but does not anticipate such fees, when assessed, will be significant.

Any FHLB advance with an interest rate that is fixed during any period or interval is subject to a prepayment fee in the event of full or partial repayment of advance principal prior to maturity or the expiration of any interim interest rate period. Management was not aware of any circumstances at December 31, 2004 that would require prepayment of advances made by the FHLB to the Company.

The table set forth below summarizes the Company’s borrowings from the Federal Home Loan Bank at December 31, 2004 (dollars in thousands). The Company did not engage in such borrowings with the Federal Home Loan Bank during the year ended December 31, 2003. None of the long-term FHLB advances have embedded call options.

	Long-term			Short-term	Total
Borrowing balance outstanding at December 31, 2004	$7,000	13,000	10,000	16,000	46,000
Interest rate	2.32%	3.27	3.85	2.44	2.96	(1)
Maturity date	6/14/2005	6/14/2006	6/14/2007	Overnight

(1)	Represents weighted average rate at December 31, 2004.

The table set forth below summarizes the Company’s average borrowing costs for the years indicated.

	For the years ended December 31,
	2004	2003
Retail repurchase agreements	0.61%	0.50
Commercial paper	0.75	0.61
Federal funds purchased	1.51	1.28
FHLB advances	2.98	—
Security repurchase agreement	1.27	—

Rates paid for the year ended December 31, 2004 increased from those paid for the year ended December 31, 2003. One reason for the changes in the yields earned and rates paid on interest-earning assets and interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee. During the fourth quarter of 2002, the Federal Reserve cut interest rates by fifty basis points. During the second quarter of 2003, rates were further reduced by twenty-five basis points. In the second quarter of 2004, interest rates increased by 25 basis points, by a total of 50 basis points during the third quarter of 2004, and by an additional 50 basis points during the fourth quarter of 2004. The increases in the Company’s borrowings costs from the year ended December 31, 2003 to the year ended December 31, 2004 can be attributed to these increasing rate trends as well as to the Company’s utilization of FHLB borrowings that are generally at rates higher than those for other funding sources.

See Disclosures Regarding Market Risk for information regarding the maturities of borrowings. See Liquidity for a discussion of unused borrowing capacity available to the Company in order to supplement its supply of lendable funds and to meet withdrawal and operating needs if such need arises. For additional information related to borrowings, see Note 1, Note 10, and Note 11 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Capital Resources

Average shareholders’ equity was $76.6 million for the year ended December 31, 2004, or 8.2% of average assets. Average shareholders’ equity was $70.7 million for the year ended December 31, 2003, or 8.2% of average assets. The Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained in Item 8 herein provides details of the changes in stockholders’ equity during the year.

Total equity capital increased from $72.0 million at December 31, 2003 to $80.8 million at December 31, 2004. The Company’s capital ratio of total capital to total assets was 8.1% at December 31, 2004 compared with 8.0% at December 31, 2003. During 2004, shareholders’ equity was increased through the retention of earnings and stock option activity. These increases were offset by an increase in cash dividends. Accumulated other comprehensive income remained relatively unchanged when comparing December 31, 2004 with December 31, 2003.

During the third quarter of 2003, the Board of Directors approved the purchase of 100,000 shares of $5.00 par value common stock made available for purchase to the Company through an arm’s length transaction by a third party. The Company may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise, however, no such purchases were transacted during 2004.

The Company and the Bank are required to meet regulatory capital requirements, which currently include several measures of capital. At December 31, 2004 and 2003, the Company and the Bank were each categorized as “well capitalized” under the regulatory framework for prompt corrective action. For further discussion of the Bank’s and the Company’s capital regulatory requirements, see Item 1, Business—Supervision and Regulation as well as Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein. At December 31, 2004, there are no current conditions or events of which Management was aware that would materially change the Company’s or the Bank’s status.

During fiscal 2004, the Company’s cash dividend payout ratio was 30.07% compared with a payout ratio of 29.49% in 2003. Cash dividends per common share in 2004 totaled $0.58, an increase of 13.7% over dividends per common share in 2003 of $0.51. The amount of the dividend is dependent upon the Company’s earnings, financial condition, capital position, and such other factors, as the Board deems relevant. South Carolina regulations restrict the amount of dividends that the subsidiary bank can pay to the holding company and may require prior approval before declaration and payment of any excess dividend.

In conjunction with the 2005 budgeting process, and in addition to approved capital expenditures relating to the Easley branch and upgrades of existing branches described below, $923 thousand of capital expenditures were approved for purposes including, but not limited to, technological advances, and purchases of new furniture, fixtures, and equipment that Management anticipates will be purchased during 2005. Management does anticipate that requests will be made during 2005 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from retained earnings of the Company.

Although no new branches were opened during the twelve-month period ended December 31, 2004, the Bank anticipates the opening of a new branch in Easley, South Carolina during the third quarter of 2005. The Easley branch will facilitate the Bank’s expansion into Pickens County in Upstate South Carolina. Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the

Company, its customers, and its shareholders. In conjunction with the 2005 budgeting process, $1.0 million of capital expenditures were approved relating to this branch opening. Of this total budgeted amount, Management anticipates spending approximately $700 thousand on branch construction, $300 thousand on furniture, fixtures, and equipment, and $15 thousand on software specific to this branch. At December 31, 2004, the Bank had entered into an agreement with an independent contractor relative to the construction of this branch for approximately the same amount budgeted in conjunction with the 2005 budgeting process. Management does anticipate that change orders will be entered into once construction has commenced, however, it is not believed that such orders will result in materially higher construction costs. Additionally one agreement has been entered into by the Company relative to vault, drive thru, security, and teller line equipment. Expenses related to this agreement were budgeted within the furniture, fixtures, and equipment category discussed above.

Expansion opportunities are currently being evaluated in the market areas in which the Company serves. In addition to the Easley branch discussed above, one new branch location, in an area not currently served by the Company, is being reviewed. Management does not know the timeframe for this opportunity, and, therefore, capital resources for this project have not been committed. Additionally, the Company has plans to upgrade facilities at existing locations. In conjunction with the 2005 budgeting process, $1.4 million of capital expenditures were approved relating to these upgrades.

Disclosures Regarding Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit, borrowing, and investing activities that could potentially reduce net interest income in future periods. This risk can also be reflected in diminished current market values. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be its most significant market risk as Management believes that this risk could potentially have the largest impact on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Due to the fact that the net interest income of any financial institution is vulnerable to fluctuations in interest rates, the Company’s Management attempts to mitigate this vulnerability through effective asset—liability management. Such asset—liability management should maintain a balance between exposure to interest rate fluctuations and earnings. The Company defines asset—liability management as the process by which the Company changes the mix, maturity, and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of a change in market interest rates realizing that a sudden and / or substantial fluctuation in interest rates will impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company’s goal is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities through its asset—liability management. Management adjusts the Company’s interest rate sensitivity position primarily through decisions on the pricing, maturity, and marketing of particular deposit and loan products and by decisions regarding the structure and maturities of FHLB advances and other borrowings. Through asset—liability management, the Company seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity.

The Company, through its Asset—Liability Committee, has established policies and monitors results to control interest rate risk. One tool the Company utilizes in assessing asset—liability management is a simulation model that is used to analyze interest sensitivity gap (the difference between the amount of interest-sensitive assets maturing or repricing within a specific time period and the amount of interest-sensitive liabilities maturing or repricing within the same time period).

The table set forth below (dollars in thousands) summarizes the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the fair market values of such instruments at the date indicated. Interest-sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments. The Company uses certain assumptions to estimate fair market values and expected maturities. For interest-sensitive assets presented, expected maturities are based on contractual maturities with the exception of loans. Investment securities include the unrealized gain or loss. Commercial, commercial real estate, installment, installment real estate, indirect, business manager, credit line, prime access, and mortgage loans, whether fixed or adjustable-rate, are shown in the time frame corresponding to contractual principal amortization schedules. Bankcard and overdraft loans are assumed to reprice immediately by the nature of the product. Any clearing amounts are also assumed to mature immediately based on the nature of such balances. Loans include nonperforming loans and unamortized deferred loan costs. Core deposits without contractual maturities (i.e., interest checking, savings, and money market accounts) are included within the 1-Day category as cash flows for such accounts are not predictable, and, therefore, Management takes the most conservative approach. Time deposits are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities (whether automatic or single maturity). In addition, any time deposits for which rates change with an index or with an index at review are included within the 2 Days to 3 Months category. Actual maturities and runoff could vary substantially if future prepayments and runoff differ from Management’s judgment.

Interest Risk Sensitivity Analysis

		2005				2006	2007	2008	2009	Thereafter	Carrying value	Fair market value
	2004 yield/ rate	1 day	2 days to 3 months	3 to 6 months	6 to 12 months
INTEREST-SENSITIVE ASSETS
Federal funds sold	1.17%	$1,390	—	—	—	—	—	—	—	—	1,390	1,390
Federal Home Loan Bank stock and deposits	3.04	742	—	—	—	—	—	—	—	3,866	4,608	4,608
Mortgage-backed securities	3.38	—	—	—	—	1,086	4,480	5,921	12,034	40,695	64,216	65,202
Other investment securities	4.93	—	327	364	3,654	3,931	5,768	1,730	7,986	55,757	79,517	75,795
Loans	6.33	373,114	21,563	17,472	29,387	50,972	61,257	62,563	62,563	100,216	779,108	780,559

Total interest-sensitive assets	5.97%	$375,246	21,890	17,836	33,041	55,989	71,505	70,214	82,583	200,534	928,839	927,554

INTEREST-SENSITIVE LIABILITIES
Interest-bearing checking	0.25%	$185,072	—	—	—	—	—	—	—	—	185,072	185,072
Insured money markets	0.62	95,608	—	—	—	—	—	—	—	—	95,608	95,608
Savings deposits	0.29	44,972	—	—	—	—	—	—	—	—	44,972	44,972
Time deposits	2.56	522	80,427	53,435	95,596	100,223	42,783	2,597	1,536	187	377,306	377,480

Total interest-sensitive deposits	1.53%	326,174	80,427	53,435	95,596	100,223	42,783	2,597	1,536	187	702,958	703,132
Borrowings	1.51	49,448	—	7,000	—	13,000	10,000	—	—	—	79,448	79,607

Total interest-sensitive liabilities	1.53%	$375,622	80,427	60,435	95,596	113,223	52,783	2,597	1,536	187	782,406	782,739

Interest rate sensitivity gap		$(376)	(58,537)	(42,599)	(62,555)	(57,234)	18,722	67,617	81,047	200,347	146,433

Cumulative interest rate sensitivity gap		$(376)	(58,913)	(101,512)	(164,067)	(221,301)	(202,579)	(134,962)	(53,915)	146,432

Cumulative interest rate sensitive gap as a % of total interest-sensitive assets		-0.04%	-6.34	-10.93	-17.66	-23.83	-21.81%	-14.53	-5.80	15.77

For discussion relating to Palmetto Bancshares, Inc.’s calculation of fair market values, see Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Company’s gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of the Company’s assets and liabilities. At December 31, 2004, on a cumulative basis through twelve months, interest-sensitive liabilities exceeded interest-sensitive assets, resulting in a liability sensitive position of $164.1 million. At December 31, 2003, on a cumulative basis through twelve months, interest-sensitive liabilities exceeded interest-sensitive assets, resulting in a liability sensitive position of $334.1 million. The static gap position shown above is limited because it does not take into account changes in interest rates or changes in Management’s expectations or intentions. The table above assumes that as of December 31, 2004 approximately 48% of the Company’s interest-sensitive assets could mature or be repriced within one year compared to approximately 78% of its interest-sensitive liabilities. This compares to 26% and 78%, respectively, at December 31, 2003 and 27% and 82%, respectively, at December 31, 2002.

The table set forth below summarizes the dollar amount of loans included in the preceding table, excluding overdrafts, adjustments for deferred loan fees and discounts, allowances for loan losses, and loans in process, due to mature and available for repricing within the time period stated relative to December 31, 2004 (in thousands). Demand loans and loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

	1 year or less	After 1 year through five years	After 5 years	Total
Commercial	$105,896	22,786	1,981	130,663
Real estate	305,253	194,112	97,133	596,498
Installment	28,180	20,181	1,037	49,398

Total	$439,329	237,079	100,151	776,559

The table set forth below summarizes the total amount of all such loans due after one year that have predetermined interest rates and floating or adjustable interest rates (in thousands).

Predetermined interest rate	$337,230
Floating or adjustable interest rate	—

Total	$337,230

The Company employs another important process to evaluate how interest-sensitive assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. The Asset Liability-Committee meets weekly and asset—liability modeling is reviewed monthly by the Committee to assess varying interest rate and balance sheet mix assumptions. This asset—liability modeling simulates the Company’s Consolidated Balance Sheets and Consolidated Statements of Income under several different interest rate scenarios over a twelve-month period. It reports a “most likely” scenario and reports variations that occur when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve-month period. In conjunction with the annual budgeting process for 2005, the Company projected a gradual increase in rates rather than an immediate change. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

According to the model at December 31, 2004, if interest rates rise by 300 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $4.1 million, or 9.6%. This model also shows that if interest rates rose by 100 or 200 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $906 thousand, or 2.1%, and $2.2 million, or 5.1%, respectively. The model also shows that if interest rates dropped 300 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $4.2 million, or 9.7%. If interest rates dropped by 100 points over the coming twelve-month period, net interest income would be positively impacted by approximately $20 thousand, or 0.5%. If interest rates dropped by 200 points over the coming twelve-month period, net interest income would be adversely impacted by approximately $1.9 million, or 4.4%. The Asset-Liability Committee meets weekly to address such interest-pricing issues. Current parameters and guidelines of the Company’s Asset—Liability Committee include maintaining the projected negative impact on the Company’s net interest income for the twelve-month period at an amount not to exceed 20%. The projected negative impact on the Company’s net interest income for the twelve-month period does not exceed the 20% threshold prescribed by the Asset—Liability Committee’s policy.

Derivatives and Hedging Activities

Derivative transactions are used by the Company to manage its interest rate sensitivity risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes any derivatives as either assets or liabilities on the consolidated balance sheet and reports these instruments at fair market value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Derivative instruments expose the Company to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair market value gain in a derivative. Credit risk is created when the fair market value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair market value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. Credit risk in derivative instruments can be minimized by entering into transactions with high quality counterparties as evaluated by Management. Market risk is the adverse impact on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. Establishing and monitoring limits as to the types and degree of risk that may be undertaken can manage market risk associated with interest rate contracts.

The Company engages in rate lock risk related to commitments to originate fixed-rate mortgage loans held for sale. Generally, the purchasing party undertakes such rate lock risk, and accordingly, no interest rate risk is involved in such transactions.

The Company’s accounting policies related to derivative and hedging activities are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Off-Balance Sheet Arrangements

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk. The Company uses such transactions for general corporate purposes or for customer needs. Corporate purpose transactions are used to manage customers’ requests for funding.

The Company’s off-balance sheet arrangements principally include lending commitments. At December 31, 2004 and 2003, the Company had no interests in nonconsolidated special purpose entities.

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

For further discussion of the Company’s lending commitments, see Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Liquidity

General

The term liquidity refers to the ability of the Company to generate adequate amounts of cash to meet the Company’s operating needs. Management determines the desired level of liquidity for the Company in conjunction with the Company’s Asset-Liability Committee. The level of liquidity is based on Management’s strategy for the Company, commitments to make loans, and the Committee’s assessment of the Company’s ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs.

The Company’s liquidity is impacted by its ability to attract and retain deposit accounts, activity within and sales from its investment securities and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Company’s reputation among the communities it serves. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, the Company does not expect that withdrawals will fluctuate from historical levels in the near term. The loan portfolio of the Company is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities. Approximately 65% of the investment securities portfolio was pledged to secure public deposits as of December 31, 2004 as compared with 54% at December 31, 2003. The Company feels the risk that demand for the Company’s products and services would reduce the availability of cash from operations is low given the industry in which the Company operates. Although rapid technology change could present risks in this area, the Company feels as though it stays current on such changes.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2004, the Company had unused short-term lines of credit totaling of $40 million (which are withdrawable at the Company’s option).

In addition, the Company utilizes borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB has an overall credit limit for any member. Generally, this limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting certain criteria. Additionally, a member approved for a 40 percent credit limit that continues to meet the preceding eligibility criteria, may request approval to exceed the credit limit on an “over line” basis. A member may exceed the 40 percent limit for a period not to exceed 12 months. This policy serves to define an upper cap for FHLB advances based on its current approved cap. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB. At December 31, 2004, of its approximately $119 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $46.0 million in both short-term and long-term borrowings.

To review factors that impacted liquidity for the three-year period ended December 31, 2004, see Consolidated Statements of Cash Flow contained in Item 8 herein. Based on recent asset—liability management objectives and low historical interest rates, Management expects to continue selling select loans in fiscal 2005. Management, however, anticipates volume of loan sales will be relatively consistent during fiscal 2005 with sales in fiscal 2004, as refinancing activity is not expected to increase.

The liquidity ratio is an indication of a company’s ability to meet its short-term funding obligations. The Company’s policy is to maintain a liquidity ratio between 10%—25%. At December 31, 2004, the Company’s liquidity ratio was 15%. Based on Management’s liquidity analysis, which analyzes the forward-looking twelve-month period, it was concluded that the Company’s sources of liquidity appear adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.

The table set forth below summarizes the Company’s long-term debt obligations, and real property operating lease obligations, at December 31, 2004 (in thousands). This table excludes other obligations that the Company may have, such as pension obligations discussed in Note 13 of Notes to Consolidated Financial Statements contained in Item 8 herein. The table also excludes purchase obligations due to the fact that costs beyond 2005 cannot be reasonably estimated at this time.

	Contractual Obligations Payments Due by Period December 31, 2004
	W/in 1 year	1 to 2 years	2 to 3 years	3 to 5 years	Over 5 years	Total
Long-term borrowings	$7,000	13,000	10,000	—	—	30,000
Real property operating leases	637	637	557	868	1,153	3,852

Total future contractual obligations	$7,637	13,637	10,557	868	1,153	33,852

Borrowings

For a discussion regarding the Company’s utilization and obligations relating to the repayment of borrowings, both short-term and long-term, see Note 10 and Note 11 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Lease Agreements

Obligations under noncancelable real property operating lease agreements are payable over several years with the longest obligation expiring in 2029. Management does not feel that any noncancelable operating lease agreements are likely to materially impact the Company’s financial condition or results of operations in an adverse way. These contractual obligations are noted in the table above. Option periods that the Company has not yet exercised are not included in this analysis, as they do not represent contractual obligations of the Company until exercised. For further discussion of the Company’s noncancelable operating lease agreements, see Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Company has entered into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually or in the aggregate to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, Management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s financial condition or results of operations. Furthermore, as many of such commitments are entered into for a 12-month period with option extensions, costs beyond 2005 cannot be reasonably estimated at this time.

Capital Expenditures

See Financial Condition—Capital Resources for a summary of capital expenditures approved in the Company’s 2005 budgeting process.

Although the Company expects to make capital expenditures after 2005, such requests and resulting approvals are reviewed by Management on an annual basis. Therefore, the Company does not have a current estimate of capital expenditures that it will make subsequent to 2005.

Lending Commitments

In the normal course of business, the Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. These lending commitments are provided to customers in the normal course of business, and the Company’s credit policies and standards are applied when making these commitments. These instruments are not recorded until funds are advanced under the commitments.

The table set forth below summarizes the Company’s contractual commitments to extend credit at December 31, 2004 (in thousands).

Home equity loans	$39,872
Credit cards	41,660
Commercial real estate development	72,678
Other unused lines of credit	33,861

Total contractural commitments to extend credit	$188,071

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. The Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approval. The Company applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Commitments under standby letters of credit are usually for one year or less. At December 31, 2004, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 was $2.0 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $3.7 million at December 31, 2004. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on Management’s credit evaluation of the borrower. Collateral held consists of residential properties.

For further discussion of the Company’s lending commitments, see Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Palmetto Bancshares, Inc.

The holding company conducts its business through its banking subsidiary by offering commercial paper as an alternative investment tool for its commercial customers (master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At December 31, 2004, the holding company had $17.1 million in commercial paper with a weighted average rate paid during the year of 0.75%, as compared to $16.2 million at December 31, 2003 with a weighted average paid during the year of 0.61%, and $14.8 million at December 31, 2002 with a weighted average rate paid during the year of 0.98%.

Potential sources for the holding company’s payment for its periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At December 31, 2004, the holding company had cash reserves of $495 thousand compared with $127 thousand at December 31, 2003. The increase between the two periods is due primarily to the receipt of funds in conjunction with stock option transactions during fiscal 2004.

Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Such restrictions have not had and are not expected to have an impact on the ability of the holding company to meet its cash obligations.

Although the holding company engaged in a stock purchase during 2003, the Company does not have an active, open market stock purchase program. The Company may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise, however, as these transactions would be individual in nature, such transactions cannot be estimated.

Earnings Review

Overview

Net income for the year ended December 31, 2004 totaled $12.1 million, up 11.2% compared with $10.9 million for the year ended December 31, 2003. Earnings per diluted common share for the year ended December 31, 2004 were $1.90, a $0.20 increase from $1.70 per diluted common share for the year ended December 31, 2003. Earnings per basic common share for the year ended December 31, 2004 were $1.93, a $0.20 increase from $1.73 per basic common share for the year ended December 31, 2003.

Average common shares outstanding on a diluted basis were 6.4 million for the years ended December 31, 2004 and 2003. Average common shares outstanding on a basic basis were 6.3 million for the years ended December 31, 2004 and 2003.

The Company’s earnings increased in fiscal 2004 due to several factors. On a fully tax-equivalent basis, the Company’s net interest income increased by $1.4 million during the year as compared with the prior year due principally to a lower fully tax-equivalent net interest margin of 4.69% in fiscal 2004 compared with 4.94% in fiscal 2003, offset partially by a $72.8 million increase in average interest-earning assets. The provision for loan losses declined $1.5 million for the year ended December 31, 2004 compared with the year ended December 31, 2003. This decline in the provision for loan losses resulted primarily from improved asset quality trends that directly impact factors used in the Allowance model computation, as further described below under Provision for Loan Losses. These increases to net income were offset by a decrease in noninterest income of $298 thousand and an increase in noninterest expense of $482 thousand, both negatively impacting net income. Within noninterest income, increases in net fees for trust and investment services over the years presented were offset by declines in mortgage-banking income and investment securities gains. The reduction of mortgage-banking income was expected due to the reductions in refinancing activity during the year ended December 31, 2004. Excluding loan sale gains, noninterest income for the year ended December 31, 2004 increased $368 thousand from the year ended December 31, 2003. Within noninterest expense, increases in marketing and advertising, professional services, and other noninterest expense were offset by decreases in salaries and other personnel expense and postage and supplies expense.

Net income for the year ended December 31, 2003 totaled $10.9 million, up 13.2% compared with $9.6 million for the year ended December 31, 2002. The Company’s earnings increased in fiscal 2003 due to several factors. The Company’s fully tax-equivalent net interest income increased by $1.4 million during the year as compared with the prior year due principally to a lower fully tax-equivalent net interest margin of 4.94% in fiscal 2003 compared with 5.32% in fiscal 2002, offset partially by a $83.8 million increase in average interest-earning assets. Secondly, noninterest income totaled $15.3 million, up 9.6% from $13.9 million for the year ended December 31, 2002 due principally to growth in service charges on deposit accounts and increased mortgage-banking income. As market interest rates declined during the period, loan production levels dramatically increased with increased refinance activity adding materially to loan sales gains. These increases were offset slightly by increases in noninterest expense of 6.3% to $34.5 million for the year ended December 31, 2003.

Earnings resulted in a return on average equity of 15.82%, 15.40% and 15.02% for the years ended December 31, 2004, 2003, and 2002, respectively. Return on average assets was 1.30%, 1.27%, and 1.24% for the same periods.

Net Interest Income

Net interest income is the difference between gross interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of operating earnings for the Company. The net yield on interest-earning assets measures how effectively a company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

The Company’s net yield on interest-earning assets is influenced by several factors. The Company competes for deposit funds within the Company’s markets with well-established national and regional banks and large credit unions, as well as with smaller local banks. The general level and direction of interest rates and national monetary policy also can impact consumer deposit patterns and, thus, impact the Company’s ability to utilize retail sources of funds.

Fully tax-equivalent net interest income for the year ended December 31, 2004 increased $1.4 million, or 3.6%, to $40.9 million from $39.5 million for the year ended December 31, 2003. The fully tax-equivalent net yield on interest-earning assets decreased to 5.97% for the year ended December 31, 2004 from 6.31% for the year ended December 31, 2003. The fully tax-equivalent net cost of interest-bearing liabilities decreased to 1.53% for the year ended December 31, 2004 from 1.64% for the year ended December 31, 2003. Fully tax-equivalent net interest income for the year ended December 31, 2002 was $38.1 million, and the fully tax-equivalent net yield on interest-earning assets was 7.07%. The fully tax-equivalent net cost of interest-bearing liabilities was 2.08% for the year ended December 31, 2002.

The decrease in the fully tax-equivalent net yield on interest-earning assets for the year ended December 31, 2004 over 2003 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. As the Company reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the interest-earning asset yield.

The table set forth below summarizes the Company’s average balance sheets and net interest income analysis on a tax-equivalent basis for the years indicated. It also presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate.

Average Yields and Rates and Rate/Volume Analysis

This table includes, for the periods indicated, interest income on interest-earning assets and related average yields earned, as well as interest expense on interest-bearing liabilities and related average rates paid. Also shown are the dollar amounts of change due to rate and volume variances. The effect of the combination of rate and volume change has been divided equally between the rate change and volume change (dollars in thousands).

	2004					2003					2002
	Average Balance	Income/ Expense	Yield/ Rate	Volume Change	Rate Change	Average Balance	Income/ Expense	Yield/ Rate	Volume Change	Rate Change	Average Balance	Income/ Expense	Yield/ Rate	Volume Change	Rate Change
ASSETS
Federal funds sold	$4,206	$49	1.17%	$(98)	$7	$12,873	$140	1.09%	$(195)	$(105)	$27,302	$440	1.61%	$612	$(494)
Federal Home Loan Bank interest-earning deposit and stock	2,763	84	3.04	17	(5)	2,234	72	3.22	6	(29)	2,069	95	4.59	6	(39)
Taxable investment securities	70,934	2,296	3.24	(71)	476	73,368	1,891	2.58	462	(672)	58,405	2,101	3.60	964	(868)
Nontaxable investment securities (1)	63,920	3,438	5.38	1,347	(332)	40,280	2,423	6.02	(108)	(351)	41,962	2,882	6.87	(1,071)	99
Loans, net of unearned discount (2)	730,430	46,228	6.33	3,933	(3,593)	670,707	45,888	6.84	6,166	(5,368)	585,885	45,090	7.70	3,473	(2,501)

Total interest-earning assets	872,253	52,095	5.97	5,128	(3,447)	799,462	50,414	6.31	6,331	(6,525)	715,623	50,608	7.07	3,984	(3,803)

Cash and due from banks	26,163					27,249					29,003
Allowance for loan losses	(7,830)					(7,044)					(5,973)
Premises and equipment, net	22,190					20,360					19,685
Accrued interest	3,920					4,065					4,471
Other assets	17,371					15,777					12,888

Total noninterest-earning assets	61,814					60,407					60,074

Total assets	$934,067					$859,869					$775,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$264,505	$985	0.37%	$71	$(177)	$247,148	$1,091	0.44%	$109	$(691)	$228,621	$1,673	0.73%	$293	$(2,204)
Savings deposits	46,511	133	0.29	15	(25)	41,662	143	0.34	21	(127)	37,403	249	0.67	50	(259)
Time deposits	354,095	9,071	2.56	311	(709)	342,422	9,468	2.77	1,230	(2,057)	302,525	10,295	3.40	1,297	(5,538)

Total interest-bearing deposits	665,111	10,188	1.53	397	(911)	631,232	10,702	1.70	1,360	(2,875)	568,549	12,217	2.15	1,640	(8,001)

Retail repurchase agreements	20,215	123	0.61	24	20	15,854	79	0.50	(15)	(74)	17,979	168	0.93	48	(282)
Commercial paper (Master notes)	16,447	124	0.75	(9)	25	17,734	108	0.61	21	(60)	15,067	147	0.98	32	(244)
Federal funds purchased	4,643	70	1.51	28	9	2,657	34	1.28	61	(28)	30	1	3.33	(56)	(6)
FHLB borrowings—short term	4,990	104	2.08	52	52	—	—	0.00	—	—	—	—	0.00	—	—
FHLB borrowings—long term	16,475	535	3.25	268	268
Security repurchase agreements	2,508	32	1.27	16	16	—	—	0.00	—	—	—	—	0.00	(74)	(74)

Total interest-bearing liabilities	730,389	11,177	1.53	776	(521)	667,477	10,923	1.64	1,427	(3,037)	601,625	12,533	2.08	1,590	(8,607)

Noninterest bearing demand deposits	121,291					113,265					104,209
Other liabilities	5,821					8,382					5,803

Total noninterest-bearing liabilities	127,112					121,647					110,012

Shareholders’ equity	76,566					70,745					64,060

Total liabilities and shareholders’ equity	$934,067					$859,869					$775,697

Net interest income (fully taxable equivalent basis) (1)/ Net yield on interest-earning assets (fully taxable equivalent)		40,918	4.69%				39,491	4.94%				38,075	5.32%

Tax-equivalent adjustment (1)		1,066					751					951

NET INTEREST MARGIN		$39,852					$38,740					$37,124

NOTE— Designated	net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. A reconciliation is included which reconciles non-GAAP measures with amounts that would have been reported under GAAP measures.
(1)	Yields on nontaxable investment securities are stated on a fully taxable equivalent basis, using the applicable effective tax rate of 31.5%, 31.5%, and 32.8% for the three years reported on, respectively. The adjustments made to convert to a fully taxable equivalent basis were $1,066, $751 and $951 for 2004, 2003 and 2002, respectively.
(2)	The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic. Average balances of loans include loans in nonaccrual status.

The Company’s weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities shown in the preceding table are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During fiscal 2004, the average yield on interest-earning assets on a fully tax-equivalent basis declined by 34 basis points while the rate paid on average interest-bearing liabilities declined by 11 basis points. Average interest-earning assets increased $72.8 million in fiscal 2004 while interest-bearing liabilities increased $62.9 million. Growth was seen in the loan and investment securities portfolios offset by a decline in average federal funds sold Average balances fluctuate simultaneously with financial statement balances. The increases in average interest-earning assets and average interest-bearing liabilities had a positive impact on net interest income while the fluctuations of average yield on interest-earning assets and average rate paid on average interest-bearing liabilities had a negative impact on net interest income. This, in conjunction with the average yield on interest-earning assets decreasing more than the decrease in the average rate paid on interest-bearing liabilities, caused the decrease in net interest income for the year ended December 31, 2004 over the year ended December 31, 2003.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company’s Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged-offs, recoveries, and other factors that impact Management’s assessment of the adequacy of the Allowance. Management’s objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on Management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in Management’s judgment, deserve consideration in estimating loan losses. The provision for loan losses was $2.2 million, $3.6 million, and $4.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. The Allowance at December 31, 2004, 2003, and 2002 was $7.6 million, $7.5 million, and $6.4 million, respectively and represented 0.99% of loans less mortgage loans held for sale and unearned at December 31, 2003, 1.08% at December 31, 2003, and 1.02% at December, 31, 2002.

The provision for loan losses declined in fiscal 2004 from fiscal 2003 and fiscal 2002 as a result of several factors, including, but not limited to, levels of loans charged-off, nonperforming assets, classified assets, and loan portfolio growth as well as Management’s assessment of current economic conditions. The decrease in the provision for loan losses from fiscal 2003 to fiscal 2004 resulted primarily from decreases in net loans charged-off, decreases in nonperforming loans, and decreases in classified assets. Net loans charged-off in fiscal 2004 totaled $2.0 million, or 0.27% of average net loans less mortgage loans held for sale, compared with $2.5 million in fiscal 2003, or 0.38% of average net loans less mortgage loans held for sale. Net loans charged-off totaled $3.5 million in 2002 resulted in net loans charged-off to average net loans less mortgage loans held for sale of 0.61%. Nonperforming loans declined from $3.8 million at December 31, 2003 to $2.3 million at December 31, 2004. Classified assets declined from $17.6 million at December 31, 2003 to $15.4 million at December 31, 2004. These factors were offset slightly by the impact of the growth of the loan portfolio over the periods.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio and Financial Condition—Allowance for Loan Losses, and Note 4 of Notes to Consolidated Financial Statements contained in Item 8 herein for additional discussion including factors impacting the allowance for loan losses and thus the provision for loan losses as well as the methodology for analyzing the adequacy of the Allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2004 decreased $298 thousand, or 2.0%, to $15.0 million from $15.3 million in the year ended December 31, 2003. Noninterest income for the year ended December 31, 2002 was $13.9 million.

Contributing to the decrease in noninterest income for the year ended December 31, 2004 over the year ended 2003 were decreases in mortgage-banking income and investment securities gains offset by an increase in net fees for trust and brokerage services. Service charges on deposit accounts remained relatively unchanged from the year ended December 31, 2003 to the year ended December 31, 2004.

Service charges on deposit accounts comprise a significant component of other noninterest income and comprised 57.4% of noninterest income in fiscal 2004, 56.1% of noninterest income in fiscal 2003, and 57.6% in fiscal 2002, respectively. Revenues from service charges and fees on deposit accounts remained relatively unchanged from the year ended December 31, 2003 to the year ended December 31, 2004. The increase in revenues from service charges and fees on deposit accounts during the year ended December 31, 2003 over the year ended December 31, 2002 was attributable to the growth of deposit accounts as well as a full year of the new retail sales office locations opened during 2002. The Company periodic monitors competitive fee schedules and examines alternative opportunities to ensure that the Company realizes the maximum contribution to profits from this area.

Net fees for trust and brokerage services include fees earned through the Bank’s subsidiary, Palmetto Capital and the trust department. At December 31, 2004, assets under Palmetto Capital’s management totaled $145.4 million as compared with the assets under management at December 31, 2003 of $117.3 million. At December 31, 2004, assets under the trust department’s management totaled $263.8 million as compared with the assets under management at December 31, 2003 of $256.1 million. The increase in fees earned correlates to the level of assets under management. Levels of assets under management are a function of the flow of money into and out of the fund, as well as the change in market valuation.

Fees for trust and brokerage services include fees earned through the Bank’s subsidiary, Palmetto Capital and the Bank’s trust department. At December 31, 2003, assets under Palmetto Capital’s management totaled $117.3 million as compared with the assets under management at December 31, 2002 of $93.2 million. At December 31, 2003, assets under the trust department’s management totaled $256.1 million as compared with the assets under management at December 31, 2002 of $231.2 million. The increase in fees earned can be correlated to the level of assets under management.

The Company sells a large portion of the mortgage loans it originates in the secondary market and retains the servicing rights. At December 31, 2004, the servicing portfolio for loans sold had an aggregate principal balance of $265.7 million, down from $269.9 million at December 31, 2003. The servicing portfolio has remained relatively unchanged over these periods due to prepayments of loans from increased refinancings resulting primarily from lower rates nearly offsetting new originations. At December 31, 2004, the total servicing portfolio, including those serviced for in-house loans, had an aggregate principal balance of $318.3 million, up slightly from $316.0 million at December 31, 2003.

The table set forth below summarizes the balances that comprise the mortgage-banking income component of noninterest income for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003	2002
Loan sale gains	$616	1,282	895
Mortgage-servicing fees	675	650	552
Mortgage-servicing rights amortization	(700)	(1,103)	(946)
Mortgage-servicing rights recapture (impairment)	—	73	(44)
Other mortgage-banking income	185	287	197

Total mortgage-banking income	$776	1,189	654

Activity impacting the Company’s mortgage-servicing rights portfolio, including mortgage loans originated to be sold and sales of such loans, are reflected in the Consolidated Statement of Cash Flows contained in Item 8 herein.

The higher gains from loan sales during the years ended December 31, 2002 and December 31, 2003 were attributable to increased originations and sales of select loans as a result of historically low interest rates over the 36 month period ended December 31, 2003. Due to increasing interest rates, residential mortgage production during the year ended December 31, 2004 declined compared with recent years, resulting in reduced loan sale gains. Based on recent asset—liability management objectives and low historical interest rates, Management expects to continue its strategy of selling select loans in fiscal 2005. Management, however, anticipates volume of loan sales will be relatively consistent during fiscal 2005 with sales in fiscal 2004, as refinancing activity is not expected to increase.

For the year ended December 31, 2004 compared with the year ended December 31, 2003, mortgage-servicing fees have remained relatively unchanged as loan prepayments have been replaced with new originations, thereby leaving the mortgage loans serviced for others portfolio relatively unchanged.

Mortgage-servicing rights amortization was at higher than historical levels during fiscal 2003 mainly as a result of higher loan prepayment speeds. As these prepayment speeds continued to slow in fiscal 2004, a reduction was seen in mortgage-servicing rights amortization. The Company estimates the amortization of its originated servicing asset recorded at December 31, 2004 will approximate $620 thousand during fiscal 2005.

The primary objective of the Company’s management of the investment securities portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. In order to achieve this objective, the mix of securities within the portfolio has shifted over the past 18 months resulting in a limited amount of investment securities gains available to be realized. In addition, the initiative to restructure the portfolio has resulted in the Company realizing losses on select securities sold to properly align the mix of securities in the portfolio.

Contributing to the increase in noninterest income for the year ended December 31, 2003 over the year ended 2002 were increases in service charges on deposit accounts totaling $550 thousand and mortgage-banking income of $535 thousand. Fees for trust and brokerage services increased 2.2% for the year ended December 31, 2003 over 2002, while investment securities gains and other noninterest income remained relatively unchanged.

Factors impacting the increase in service charges on deposit accounts are discussed above in conjunction with the fluctuations of fiscal 2004 over fiscal 2003. Also contributing to the fluctuation in service charges on deposit accounts in fiscal 2003 over fiscal 2002 was the introduction of an automatic overdraft product offered to certain deposit customers beginning in 2001. In conjunction with this product, a $29.00 fee is automatically charged to the customer’s account each time an overdrawn check is written, up to a maximum overdraft amount of $500.00. Although Management has seen an increase in charge-offs related to overdrawn accounts, the fee income generated from this product more than compensates for those charge-off increases. It is the Company’s policy to automatically charge-off such accounts when they become 65 days past due.

The increase in mortgage-banking income from fiscal 2002 to fiscal 2003 is discussed above in conjunction with the decline from fiscal 2003 to fiscal 2004.

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

Noninterest expense for the year ended December 31, 2004 increased $482 thousand, or 1.4%, to $35.0 million from $34.5 million in the year ended December 31, 2003. Noninterest expense for the year ended December 31, 2002 was $32.4 million.

Contributing to the increase in noninterest expense for the year ended December 31, 2004 over December 31, 2003 was an increase in marketing and advertising expense, professional services expense, and other noninterest expense partially offset by declines in salaries and personnel expense and postage and supplies expense.

Salaries and other personnel expense comprises a significant component of noninterest expense. Comprising 56.2% of noninterest expense in fiscal 2004, 57.8% of noninterest expense in fiscal 2003, and 56.3% in fiscal 2002, respectively, salaries and other personnel expense decreased to $19.7 million in fiscal 2004 from $20.0 million in fiscal 2003 and increased from $18.3 million in fiscal 2002.

The majority of the decrease in salaries and other personnel expense from the fiscal 2003 to fiscal 2004 was due to reduced expense related to the Company’s pension plan offset slightly by increased medical insurance costs. Pension plan expense for the year ended December 31, 2003 was more than triple the expense for the year ended December 31, 2002. During 2003, while reviewing the Company’s accounting procedures related to the pension plan, Management realized that the accounting treatment was not in accordance with SFAS No. 87. SFAS No. 87 requires the recognition of compensation cost of an employee’s pension benefits (including prior service cost) over that employee’s approximate service period. However, the Company had been recognizing such expense on a one-year lag. In order to properly account for this plan under SFAS No. 87, the Company changed its process for the recognition of such expense in 2003 thus resulting in the recognition of additional expense. Prior periods were not restated since amounts relating to such periods were determined to be immaterial to the Consolidated Financial Statements as a whole for applicable periods. Expenses related to the Company’s pension plan for the year ended December 31, 2004 were in accordance with the provisions of SFAS No. 87 and included expense related to fiscal 2004. For further discussion of the Company’s pension plan, see Note 13 of Notes to Consolidated Financial Statements contained in Item 8 herein. The employee and officer salaries component of salaries and other personnel expense remained relatively unchanged from fiscal 2003 to fiscal 2004 due to decreases in volume related commissions (mortgage loan originators) almost offset by annual merit raises during the year ended December 31, 2004.

Marketing and advertising expense increased $182 thousand, or 19.9% from the year ended December 31, 2003 to the year ended December 31, 2004. The majority of the increase in marketing and advertising expense occurred in conjunction with promotions offered during fiscal 2004. Such promotions were implemented in an effort to attract deposit accounts which are attractive sources of liquidity because of their stable, generally lower-cost than other funding and the ability to provide fee income through service charges and cross sales of other services. Promotional marketing and advertising expense was incurred relating to two separate certificate of deposit promotions offered during the second and third quarters of 2004. Additionally, advertising efforts were increased during the third quarter of 2004 to promote the addition of free Internet bill pay to the Seniority Club deposit product. Also contributing to the increase in promotional marketing and advertising expense was the introduction of a new customer referral program in early 2004. Through the program, customers may earn a prize basket for the referral of new customers. Expenses related with the advertising and prizes for this program further contributed to the increase in promotion related marketing and advertising expense during fiscal 2004 over fiscal 2003.

Postage and supplies expense declined $196 thousand, or 13.8% from fiscal 2003 to fiscal 2004. During 2003, supply inventories were evaluated and obsolete items were written-off. These write-offs totaled approximately $100 thousand. After adjusting for this write-off, postage and supplies expense between the years declined primarily due to more aggressive expense management.

Professional service expense totaled $882 thousand for the year ended December 31, 2004 up from $533 thousand for the year ended December 31, 2003 and relatively unchanged from the balance for fiscal 2002 of

$812 thousand. Several factors contributed to the increase in professional services expense from fiscal 2003 to fiscal 2004. An overall factor in the increase in professional services expense from fiscal 2003 to fiscal 2004 relates to the Company’s costs incurred to comply with the Sarbanes-Oxley Act of 2002 and other recently issued regulatory pronouncements. 2004 costs associated with the Act include, but are not limited to, costs associated with Management’s assertion and the Company’s independent auditor’s attestation over internal control, costs associated with the implementation of a whistleblower hotline, and increased legal counsel expense resulting from the increased scrutiny on public companies since the passing of the Sarbanes-Oxley Act of 2002 and other recently issued regulatory pronouncements. Also impacting the increase in professional services expense over the periods noted was an increase in legal expense relating to the loan portfolio. The Company continued to see an increase in prime access loans during fiscal 2004 over fiscal 2003 primarily resulting from its no closing costs promotional offering for such loans, which increased the Company’s loan portfolio, as well as legal expense relating to such loans. The remainder of the increase in this noninterest expense is the result of costs incurred by the Company to defend itself against litigation brought about in the normal course of lending operations. The major contributor to the decrease in professional services expense during fiscal 2003 was a decline in legal expense, in most part, due to indirect lending litigation disclosed in prior Company reports that was settled in late 2002. Once settled, select costs associated with the case were reimbursed to the Company by the Company’s insurance company. This reimbursement, booked in fiscal 2003, as it was not known in 2002, caused legal expense related to loans to be below historical trends for fiscal 2003.

Contributing to the increase in noninterest expense for the year ended December 31, 2003 over December 31, 2002 was an increase in salaries and personnel expense of $1.7 million, or 9.3%, to $20.0 million at December 31, 2003. Also contributing to the noninterest expense fluctuation over the same periods was an increase in furniture and equipment expense of $610 thousand and a decrease in professional services of $279 thousand.

In addition to the factors discussed above in conjunction with the decrease in fiscal 2004 over fiscal 2003 of salaries and personnel expense, the increase in salaries and other personnel expense for fiscal 2003 over fiscal 2002 related to the increases in officer and employee salaries over the periods presented. The main component of the increase in salaries during fiscal 2002 was the salaries associated with the opening of two new branches during first quarter 2002 as well as higher commissions paid related to the level of business activity, primarily mortgage lending. These components continued to be factors in the increase during 2003 as this year was the first of twelve months of salary expense related to the branches added in 2002. In addition, 2003 was a record year for mortgage loan originations fueled by historically low interest rates. Also contributing to the increasing trend from 2002 to 2003 was the increased staffing in various operation and retail areas as well as annual raises.

Increases within furniture and equipment expense during fiscal 2003 over 2002 related to new item processing hardware, software, and the related installations, as well as new servicing agreements entered into by the Company related to the servicing of branch equipment such as drive-thru and ATM equipment. Prior to the Company’s new agreements to service various branch equipment, the Company’s agreements were on an as serviced basis. The new agreements require an annual fee with service performed, as needed which results in a higher annual cost. However, the Company believes that the new agreements positively impacted branch operations. During 2002, the Company entered into a lease agreement with a third party for sorter equipment to enhance the Company’s items processing function. The installation of this equipment provided more efficient back office processing as well as enhanced customer statement options. In conjunction with this new equipment, the Company introduced imaged statements to customers. The monthly expense for this equipment is approximately three times that of the old equipment. Also contributing to the increase in furniture and equipment expense in fiscal 2003 over fiscal 2002 were investments in lending and deposit platform system enhancements and branch office automation systems. All of these enhancements continued to benefit the Company during fiscal 2004 although the costs of the benefits did not increase significantly over the periods.

Professional services utilized by the Company decreased for the year ended December 31, 2003 over the year ended December 31, 2002 by $279 thousand to a balance of $533 thousand. Such fees were $812 thousand for the year ended December 31, 2002. Factors impacting this decline are discussed above in conjunction with the increase in fiscal 2004 over fiscal 2003 of professional services expense.

The Company’s efficiency ratio was 63.56% in fiscal 2004, 63.63% in fiscal 2003, and 63.32% in fiscal 2002. Management continues to target lower expense ratios as an important strategic goal of the Company and focuses on the efficiency ratio, as the banking industry is mature with modest growth prospects for traditional financial intermediation activities. The Company’s trust and brokerage functions provide higher levels of noninterest income. However, such functions typically have higher efficiency ratios than traditional banking operations. As the Company continues to focus on such nontraditional banking operations it will also continue to manage the efficiency of traditional banking operations as technology and changes in the method of product distribution allow for more efficient operations.

Income Taxes

Income tax expense totaled $5.6 million for the year ended December 31, 2004, compared with $5.0 million for the year ended December 31, 2003, and $4.9 million for the year ended December 31, 2002. The Company’s effective tax rate was 31.5% in 2004 and 2003, and 32.8% in 2002. The increase in the provision for income taxes for fiscal 2004 was primarily due to an increase in projected taxable income relative to nontaxable adjustments. The effective tax rate in future periods is expected to range from 30% to 35%.

Accounting and Reporting Matters

In March 2004, Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair market value. SAB No. 105 provides specific guidance on the inputs to a valuation recognition model to measure commitments accounted for at fair market value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair market value from its inception through its expiration or funding. SAB No. 105 requires that fair market value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair market value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights. The adoption of SAB No. 105 was required for new commitments of loans held for sale entered into on or after April 1, 2004. The Company began applying the provisions of this guidance to loan commitments entered into on or after April 1, 2004. The adoption of SAB 105 was required for new commitments for loans held for sale entered into on or after April 1, 2004. The adoption of SAB No. 105 had no material impact on the Company’s financial condition or results of operations.

In April 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force issued a consensus, Emerging Issues Task Force (“EITF”) 03-1, that would require companies carrying debt and equity securities at amounts higher than the securities’ fair market values to use more detailed criteria to evaluate whether to record a loss and would require companies to disclose additional information about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The disclosure requirements for annual reporting periods would have been effective for periods ending after June 15, 2004. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1. The delay applied to all securities within the scope of EITF 03-1 and was in effect until new guidance was issued and effective. In December 2004, the FASB released that it would reconsider in its entirety the EITF and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. The Company will comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature as it relates to related issues in its Annual Report on Form 10-K for the year ended December 31, 2004 and will continue to stay abreast of the decisions relating to EITF 03-1. Due to the uncertainty surrounding EITF 03-1, the Company is unable to determine if its adoption would have an impact on the Company’s financial condition or results of operations.

In September 2004, SAB No. 106 was issued which expressed the Securities and Exchange Commission staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” by oil and gas producing companies following the full cost accounting method. The adoption of SAB No. 106 had no material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB published SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that select items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company will apply the provisions of this Statement to inventory costs occurring in fiscal periods beginning after June 15, 2005 but does not anticipate that such adoption will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of AICPA Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions,” which was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. The guidance is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company will apply the provisions of SFAS No. 152 to real estate time-sharing transactions occurring in fiscal periods beginning after June 15, 2005 but does not anticipate that such adoption will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Bulletin (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement are required to be applied prospectively. The Company will apply the provisions of SFAS No. 153 to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 but does not anticipate that such adoption will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB published SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123(R) was designed to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123, amended in December 2002, which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the impact of the method used on reported results. The Company has included the required disclosures in the Notes to Consolidated Financial Statements contained in Item 8 herein. Management is currently evaluating the impact that this revised standard will have on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial condition or the results of operations of the Company upon adoption.

Item7a.    Quantitative and Qualitative Disclosures about Market Risk

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures Regarding Market Risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Palmetto Bancshares, Inc. and Subsidiary

Laurens, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with United States generally accepted accounting principles.

Greenville, South Carolina

January 21, 2005

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except common share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents
Cash and due from banks	$32,055	32,309
Federal funds sold	1,390	930

Total cash and cash equivalents	33,445	33,239

Federal Home Loan Bank (FHLB) stock, at cost	3,866	1,868
Investment securities available for sale, at fair market value	143,733	128,930
Mortgage loans held for sale	5,854	6,399

Loans	773,254	693,213
Less allowance for loan losses	(7,619)	(7,463)

Loans, net	765,635	685,750

Premises and equipment, net	22,141	21,724
Accrued interest receivable	4,285	4,083
Other assets	16,854	16,086

Total assets	$995,813	898,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$124,489	115,982
Interest-bearing	702,958	655,766

Total deposits	827,447	771,748

Retail repurchase agreements	16,397	13,525
Commercial paper (Master notes)	17,051	16,170
Federal funds purchased	—	18,000
Federal Home Loan Bank (“FHLB”) borrowings	46,000	—
Other liabilities	8,156	6,647

Total liabilities	915,051	826,090

Commitments and contingencies (Note 15)

Shareholders’ Equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,297,285 and 6,263,210 at December 31, 2004 and 2003, respectively.	31,486	31,316
Capital surplus	448	250
Retained earnings	47,923	39,454
Accumulated other comprehensive income, net of tax	905	969

Total shareholders’ equity	80,762	71,989

Total liabilities and shareholders’ equity	$995,813	898,079

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except common share data)

	For the years ended December 31,
	2004	2003	2002
Interest income
Interest and fees on loans	$46,228	45,888	45,090
Interest and dividends on investment securities available for sale
U.S. Treasury and U.S. Government agencies	291	1,067	1,681
State and municipal	2,372	1,672	1,931
Mortgage-backed securities	2,005	824	420
Interest on federal funds sold	49	140	440
Dividends on FHLB stock	84	72	95

Total interest income	51,029	49,663	49,657
Interest expense
Interest on deposits, including retail repurchase agreements	10,312	10,781	12,385
Interest on securities sold under agreements to repurchase and reverse repurchase agreements	32	—	—
Interest on federal funds purchased	70	34	1
Interest on FHLB borrowings	639	—	—
Interest on commercial paper (Master notes)	124	108	147

Total interest expense	11,177	10,923	12,533

Net interest income	39,852	38,740	37,124
Provision for loan losses	2,150	3,600	4,288

Net interest income after provision for loan losses	37,702	35,140	32,836

Noninterest income
Service charges on deposit accounts	8,593	8,568	8,018
Net fees for trust and brokerage services	2,776	2,514	2,461
Mortgage banking income	776	1,189	654
Investment securities gains	90	366	349
Other	2,728	2,624	2,447

Total noninterest income	14,963	15,261	13,929
Noninterest expense
Salaries and other personnel	19,666	19,953	18,252
Net occupancy	2,360	2,315	2,261
Furniture and equipment	3,522	3,416	2,806
Marketing and advertising	1,097	915	909
Postage and supplies	1,223	1,419	1,463
Telephone	743	725	784
Professional services	882	533	812
Other	5,492	5,227	5,161

Total noninterest expense	34,985	34,503	32,448

Net income before income taxes	17,680	15,898	14,317
Provision for income taxes	5,569	5,005	4,696

Net income	$12,111	10,893	9,621

Common Share Data
Net Income—basic	$1.93	1.73	1.53
Net Income—diluted	1.90	1.70	1.49
Cash dividends	0.58	0.51	0.45
Book value	12.82	11.49	10.68
Weighted average common shares outstanding—basic	6,272,594	6,301,024	6,296,956
Weighted average common shares outstanding—diluted	6,378,787	6,395,170	6,470,996

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(dollars in thousands, except common share data)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2001	6,283,623	$31,418	$26	$27,386	$238	$59,068
Net income				9,621		9,621
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $1,034					1,652
Less: reclassification adjustment included in net income, net of tax effect of $134					(215)
Net unrealized gains on securities						1,437

Comprehensive income						11,058
Cash dividend declared and paid ($.45 per share)				(2,834)		(2,834)
Stock option activity	41,036	205	24			229

Balance at December 31, 2002	6,324,659	31,623	50	34,173	1,675	67,521

Net income				10,893		10,893
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax effect of $583					(931)
Less: reclassification adjustment included in net income, net of tax effect of $141					225
Net unrealized losses on securities						(706)

Comprehensive income						10,187
Cash dividend declared and paid ($.51 per share)				(3,212)		(3,212)
Stock option activity	38,551	193	200			393
Stock purchase	(100,000)	(500)		(2,400)		(2,900)

Balance at December 31, 2003	6,263,210	31,316	250	39,454	969	71,989

Net income				12,111		12,111
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax effect of $74					(119)
Less: reclassification adjustment included in net income, net of tax effect of $35					55
Net unrealized losses on securities						(64)

Comprehensive income						12,047
Cash dividend declared and paid ($.58 per share)				(3,642)		(3,642)
Stock option activity	34,075	170	198			368

Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$12,111	10,893	9,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,828	4,554	3,289
Investment securities gains	(90)	(366)	(349)
Provision for loan losses	2,150	3,600	4,288
Origination of loans held for sale	(40,783)	(119,758)	(101,866)
Proceeds from sale of loans held for sale	41,944	126,492	100,964
Gain on sale of loans	(616)	(1,282)	(895)
Provision (credit) for deferred taxes	394	513	333
Change in accrued interest receivable	(202)	63	801
Change in other assets, net	856	(722)	(2,179)
Change in other liabilities, net	1,155	(1,234)	2,055

Net cash provided by operating activities	20,747	22,753	16,062
Cash flows from investing activities
Purchase of investment securities available for sale	(67,128)	(93,894)	(72,934)
Proceeds from maturities of investment securities available for sale	4,885	12,450	25,552
Proceeds from sales of investment securities available for sale	19,387	32,148	24,057
Proceeds from calls of investment securities available for sale	2,378	1,302	—
Principal paydowns on mortgage-backed securities available for sale	24,548	31,875	5,516
Purchase of Federal Home Loan Bank stock	(1,998)	(135)	—
Net increase in loans outstanding	(84,503)	(71,615)	(78,936)
Purchases of premises and equipment, net	(2,288)	(3,801)	(2,282)

Net cash used in investing activities	(104,719)	(91,670)	(99,027)
Cash flows from financing activities
Net increase in deposit accounts	55,699	49,757	76,691
Net increase (decrease) in securities sold under agreements to repurchase	2,872	694	(2,482)
Net increase in commercial paper	881	1,331	3,763
Net increase (decrease) in federal funds purchased	(18,000)	18,000	—
Net increase in FHLB borrowings	46,000	—	—
Stock purchase	—	(2,900)	—
Proceeds from stock option activity	368	393	229
Dividends paid	(3,642)	(3,212)	(2,834)

Net cash provided by financing activities	84,178	64,063	75,367

Net increase (decrease) in cash and cash equivalents	206	(4,854)	(7,598)
Cash and cash equivalents, beginning of the year	33,239	38,093	45,691

Cash and cash equivalents, end of the year	$33,445	33,239	38,093

Supplemental Information
Cash paid during the period for:
Interest expense	$11,017	11,307	12,809

Income taxes	4,392	4,177	5,105

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available for sale, pre-tax	$(104)	(1,148)	2,337

Loans transferred to other real estate owned	2,468	1,404	3,670

Loans charged-off	2,150	2,747	3,770

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc. (the “Company”), which includes its wholly owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”). All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company’s Management is required to make estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior years’ net income or retained earnings as previously reported.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, and the valuation of mortgage loans held for sale, investments and mortgage-backed securities available for sale, and mortgage-servicing rights.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies that may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Investment Securities Available for Sale

The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board’s (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses accounting and reporting requirements for investments in equity securities that have readily determinable fair market values other than those accounted for under the equity method, those accounted for as investments in consolidated subsidiaries,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories. Held to maturity investment securities include debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading investment securities include debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair market value with unrealized gains and losses included in earnings. Available for sale investment securities include debt and equity investment securities that, at the time of purchase, is the Company determines may be sold at a future date or which the Company does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on available for sale investment securities, reflecting a decline in value judged to be other-than-temporary, are charged to income. Realized gains or losses on available for sale investment securities are computed on the specific identification basis.

Loans and Mortgage Loans Held for Sale

Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan becomes 90 days past due. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days past due in special circumstances deemed appropriate by Management. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is in nonaccrual status, interest is recognized as cash is received. Loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the FHLB under its Mortgage Partnership Program, the Federal Home Loan Mortgage Corporation, and other institutional investors. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of Management, and to develop a source of fee income through loan servicing.

Loans, excluding mortgage loans held for sale, are carried at principal amounts outstanding net of unearned amounts. Mortgage loans originated intended for sale are reported at the lower of cost or estimated fair market value on an aggregate loan basis. Net unrealized losses, if necessary, are provided for in a valuation allowance by charges to operations. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

Allowance for Loan Losses (the “Allowance”)

The Company provides for loan losses using the allowance method. Increases to the Allowance are charged by recording a provision for loan losses. Loan losses and recoveries are charged to the Allowance. Charge-offs to the Allowance are made when all or a portion of the loan is confirmed as a loss based on Management’s review of the loan, through possession of the underlying security, or through a troubled debt restructuring transaction. Likewise, recoveries offset these increases through credits to the Allowance.

The Allowance is maintained at a level that Management believes is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. This

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

methodology relies upon Management’s judgment. Management’s judgments are based on its assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. An Allowance model is used that takes into account factors including the composition of the loan portfolio such as risk grade classifications (based on an internally developed grading system as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio), historical asset quality trends including, but not limited to, previous loss experience ratios, Management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral is also considered during such analysis. The resulting monthly model and the related conclusions are reviewed and approved by Senior Management. The Company’s analysis of Allowance adequacy includes consideration for loan impairment. While Management uses the best information available to make evaluations, future adjustments to the Allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. Management is currently using a five-year lookback period when computing historical loss rates used in conjunction with determining its allocated Allowance. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. This analysis includes, but is not necessarily limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, Management monitors trends within the portfolio, both quantitative and qualitative, and assesses the reasonableness of the unallocated component.

The Allowance is subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair market value due to the short-term nature of these instruments. Likewise, such instruments are not included in the assumptions related to the Allowance model.

Impaired Loans

The Bank accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” which requires that creditors value all specifically reviewed nonhomogenous loans for which it is probable that the creditors will be unable to collect all amounts due according to the terms of the loan agreements, at their respective fair market values. Fair market value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on impaired loans and by requiring additional disclosures about the manner in which a creditor recognizes interest income related to impaired loans.

The Company considers a loan to be impaired when, based upon current information and events, Management believes it is probable that the Company will be unable to collect all amounts due according to the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

contractual terms of the loan agreement. The Company’s impaired loans include loans identified as impaired through review of the nonhomogeneous portfolio and troubled debt restructurings. SFAS No. 114 specifically states that the pronouncement need not be applied to “large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.” Thus, the Company determined that the Statement does not apply to its installment loan, credit card, or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans as determined by Management. Specific allowances are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair market value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Impairment losses are recognized through an increase in the Allowance and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair market value of the collateral properties for impaired loans are also recognized through an increase in the Allowance and a corresponding charge to the provision for loan losses. When an impaired loan is sold, transferred to other real estate owned, or written-down, any specific allowance is charged-off.

Loan Fees and Costs

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until such time that the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off.

Premises and Equipment

Premises and equipment are reported net at cost less accumulated depreciation. Maintenance and repairs are charged to operating expense as incurred. Improvements that extend the useful lives of the respective assets are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes.

Mortgage-Servicing Rights

The Company accounts for its mortgage-servicing rights (“MSRs”) in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125,” which requires the recognition of MSRs as assets by allocating total costs incurred between the originated loan and the mortgage-servicing rights retained based on their relative fair market values. SFAS No. 140 also requires the recognition of purchased mortgage-servicing rights at fair market value, which is presumed to be the price paid for the rights.

The Company engages a third party evaluator to measure amortization and potential impairment within the mortgage-servicing rights portfolio on a quarterly basis. Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the mortgage-servicing portfolio, such as loan types, interest rate stratification, and recent prepayment experience.

SFAS No. 140 requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair market value. For purposes of measuring impairment, mortgage-servicing rights are reviewed through external quarterly valuations. Such valuations are based on projections using discounted cash flow methods that include assumptions regarding prepayments, interest rates, servicing costs,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

and other factors. Impairment is measured on a disaggregated basis for each stratum of mortgage-servicing rights, which are segregated based on predominate risk characteristics, including interest rate, and loan type. The Company has established an impairment valuation allowance to record estimated impairment for mortgage- servicing rights. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

Mortgage-servicing rights are included in other assets on the Consolidated Balance Sheets.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans is recorded in other assets on the Consolidated Balance Sheets at the lower of cost or fair market value minus estimated selling costs. Fair market values of such real estate are reviewed regularly, and write-downs are recorded when it is determined that the carrying value of the real estate exceeds the fair market value less estimated costs to sell. Gains and losses on the sale of foreclosed properties and write-downs resulting from periodic reevaluation of such properties are charged to the Company’s Consolidated Statements of Income. Costs relating to the development and improvement of such property are capitalized, whereas costs relating to holding the property are charged to expense.

Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from Company acquisitions. Customer list intangibles are amortized on a hybrid double declining, straight-line basis over such asset’s estimated useful life. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit.

The Company’s impairment tests use estimates in their calculations. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performs its annual impairment analysis in June by applying the above process to its reportable operating segment of banking. Based on the Company’s impairment analysis performed during 2004, the carrying amount of reporting units do not exceed implied fair market value. Therefore, no impairment loss was recorded during the twelve months ended December 31, 2004. Additionally, no impairment loss was recorded during the twelve months ended December 31, 2003.

Intangible assets are included in other assets on the Consolidated Balance Sheets.

Federal Home Loan Bank Borrowings

During the second quarter of 2004, the Company began to utilize borrowings from the FHLB. FHLB borrowings are a source of funding which the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company’s unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. The Company uses these borrowings to fund increases in interest-earning assets in times of declines in alternative funding sources. Short-term borrowings

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

typically represent overnight borrowings. Long-term borrowings have maturities greater than one year when made. Interest rates on such borrowings vary from time to time in response to general economic conditions. FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB.

Net Income per Common Share

Basic earnings per common share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Stock Options

In December 2004, the FASB published SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123(R) was designed to provide investors and other users of financial statements with more complete and consistent financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123, amended in December 2002, that allows a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. As such, no stock-based employee compensation cost is reflected in net income for the years presented in the Company’s Consolidated Statements of Income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, the Company has disclosed in this Annual Report on Form 10-K the method of accounting for stock-based employee compensation and the impact of the method used on reported results. Management is currently evaluating the impact that this revised standard will have on the Company’s financial condition or results of operations.

The table set forth below summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company had applied these provisions to stock-based employee compensation at the dates and for the years indicated (in thousands, except common share data).

	For the years ended December 31,
	2004	2003	2002
Net income, as reported	$12,111	10,893	9,621
Deduct total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	124	124	152

Proforma net income	$11,987	10,769	9,469

Per Common Share Data
Net income—basic, as reported	$1.93	1.73	1.53
Net income—basic, proforma	1.91	1.71	1.50

Net income—diluted, as reported	$1.90	1.70	1.49
Net income—diluted, proforma	1.88	1.68	1.46

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The fair market value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yields of 2.45%, 2.55%, and 1.50%, expected volatility of 18%, 18%, and 19%, average risk-free interest rate of 4%, 4%, and 5%, expected lives of 10 years for all years presented, and a vesting period of five years for all years presented. The weighted average fair market value of options granted approximated $5.22 in 2004, $4.38 in 2003, and $4.38 in 2002. For purposes of the proforma calculation, compensation expense is recognized on a straight-line basis over the vesting period.

See Note 13 for additional information regarding the Company’s stock options plan in effect at December 31, 2004.

Postretirement Benefits

The Company has a noncontributory, defined benefit pension plan that covers all full-time employees that have at least twelve months continuous service and have attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested after five or more years of service. No vesting occurs until five years of service has been achieved. The Company’s trust department administers the plan’s assets. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974. The Company accounts for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and follows the disclosure requirements of SFAS No. 132 as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. In accordance with SFAS No. 130, the Company has elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.

The Company’s other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 and accumulated other comprehensive income (loss) as of December 31, 2004, 2003 and 2002 are comprised solely of unrealized gains and losses on investment securities available for sale.

Income Taxes

Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities that will result in future deductible or taxable amounts. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include taxable income in the current year or prior years that is available through carryback, future taxable income that will result from the reversal of existing taxable temporary differences, and taxable income generated by future operations.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Business Segments

The Company adheres to the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined, as well as other items. At December 31, 2004, the Company had one reportable operating segment, banking. As such, separate segment information is not presented herein as Management believes that the Consolidated Financial Statements summarize the Company’s segment information.

Concentrations of Credit Risk

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout South Carolina. The Company has a diversified loan portfolio, and the borrowers’ ability to repay their loans is not dependent upon any specific economic segment. Management does not believe that the Company’s business is dependent on any single customer or a few customers.

Derivative Financial Instruments and Hedging Activities

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149, the Company would recognize any derivatives as either assets or liabilities on the Consolidated Balance Sheets and would report these instruments at fair market value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133.

The Company engages in rate lock risk related to commitments to originate fixed-rate mortgage loans held for sale. Generally, the purchasing party undertakes such rate lock risk, and accordingly, no interest rate risk is involved in such transactions. For the majority of the Company’s mortgage loans originated, between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is not subject to variability in market prices related to these commitments due to the fact that the purchasing party undertakes this risk.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair market value information about financial instruments, whether or not recognized in the Company’s Consolidated Balance Sheets, when it is practicable to estimate fair market value. Fair market value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair market values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly impacted by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience, and other factors. Changes in assumptions could significantly impact these estimates. Derived fair market value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Under SFAS No. 107, fair market value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair market value amounts presented in Note 16 do not represent the underlying value of the Company.

The following describes the methods and assumptions used by the Company in estimating the fair market values of certain financial instruments:

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair market value.

Federal Home Loan Bank Stock

No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Therefore, the carrying amount approximates fair market value.

Investment Securities Available for Sale

The fair market value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.

Mortgage Loans Held for Sale

The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair market value due to the short-term nature of these instruments.

Loans

The fair market value of loans is estimated for portfolios with similar financial characteristics. Loans are segregated by type, and fixed and adjustable-rate interest terms.

The fair market value of performing commercial, commercial real estate, installment, installment real estate, indirect, and mortgage loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates through the use of key rate projections as well as global spreads. Maturity projections are based on contractual terms and take into account prepayment estimates.

The remaining loan types are at adjustable-rates, which generally fluctuate with the prime rate or are funded within ninety days. The current amounts of these loan types approximate their fair market value. No value has been placed on the underlying credit card relationship rights.

Deposits

Under SFAS No. 107, the estimated fair market value of deposits with no stated maturity is equal to the carrying amount as this is the amount payable on demand. The fair market value of time deposits is estimated by discounting contractual cash flows through the estimated maturity using estimated market discount rates through the use of key rate projections as well as global spreads. Maturity projections are based on contractual terms and take into account prepayment estimates for promotional time deposit accounts.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Under SFAS No. 107, the fair market value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared with the cost of alternative forms of funding. No value has been estimated for the Company’s long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.

Retail Repurchase Agreements, Commercial Paper (Master Note), and Federal Funds Purchased

The carrying amount approximates fair market value due to the fact that such balances have no stated maturity.

FHLB borrowings

The carrying amount of short-term FHLB borrowings approximates fair market value due to the fact that such balances have no stated maturity. The fair market values of long-term FHLB advances are estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates through the use of key rate projections as well as global spreads. Maturity projections are based on contractual terms.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including premises and equipment and core deposit intangibles, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceed its fair market value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value. The Company determined that no such impairment loss was necessary for the years ended December 31, 2004 and December 31, 2003.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held and used until disposed. The Company had no such assets at December 31, 2004 or December 31, 2003.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria have to be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one-year period. Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair market value less the cost to sell. The Company had no such assets at December 31, 2004 or December 31, 2003.

Recently Adopted Accounting Pronouncements

Employers’ Accounting for Pensions

In December 2003, the FASB issued a revision to SFAS No. 132. This Statement revises employers’ disclosures about pension plans and other post retirement plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of the revisions to SFAS No. 132 had no material impact on the Company’s financial condition or results of operations as the revision included disclosure requirements only. The Company has included all disclosures, including those required during the year ended December 31, 2003 and 2004, in its Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Application of Accounting Principles to Loan Commitments

In March 2004, Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments,” was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair market value. SAB 105 provides specific guidance on the inputs to a valuation recognition model to measure commitments accounted for at fair market value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair market value from its inception through its expiration or funding. SAB 105 requires that fair market value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair market value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights.

The adoption of SAB 105 was required for new commitments for loans held for sale entered into on or after April 1, 2004. The adoption of SAB No. 105 had no material impact on the Company’s financial condition or results of operations.

2.    Cash and Cash Equivalents

The table set forth below summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	December 31,
	2004	2003
Cash workings funds	$7,911	9,228
Noninterest-earning demand deposits in other banks	19,456	16,755
In-transit funds	3,947	5,604
Interest-earning balances	741	722
Federal funds sold	1,390	930

Total cash and cash equivalents	$33,445	33,239

The average outstanding federal funds sold for fiscal 2004 and 2003 were $4.2 million and $12.9 million, respectively. The maximum amount of these outstanding agreements at any month-end during 2004 and 2003 were $10.1 million and $26.0 million, respectively.

The Company is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits. At December 31, 2004, the Federal Reserve required that the Company maintain $2.5 million in reserve balances. These required reserves were met through vault cash and deposits at the Federal Reserve and correspondent banks.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

3.    Investment Securities Available for Sale

The tables set forth below summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	December 31, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Government agencies	$10,053	6	(38)	10,021
State and municipalities	68,198	1,629	(331)	69,496
Mortgage-backed	64,010	277	(71)	64,216

Total	$142,261	1,912	(440)	143,733

	December 31, 2003
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Treasury and United States Government agencies	$25,115	196	—	25,311
State and municipalities	53,813	1,689	(181)	55,321
Mortgage-backed	48,425	57	(184)	48,298

Total	$127,353	1,942	(365)	128,930

During the year ended December 31, 2004, the Company had realized gains of $141 thousand and realized losses amounting to $51 thousand on sales of investment securities available for sale compared with realized gains of $366 thousand and no realized losses in fiscal 2003. During 2002, realized gains on sales of investment securities available for sale amounted to $430 thousand and realized losses amounted to $81 thousand. Specific identification is the basis on which cost is determined in computing realized gains and losses. Proceeds from the sale of the Company’s investment securities available for sale totaled $19.4 million, $32.1 million, and $24.1 million during fiscal 2004, 2003, and 2002, respectively. Proceeds from the maturity and call of the Company’s investment securities available for sale totaled $7.3 million, $13.8 million, and $25.6 million during fiscal 2004, 2003, and 2002, respectively.

The table set forth below summarizes gross unrealized losses on investment securities, the fair market value of the related securities, and the number of securities in each category, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (dollars in thousands).

	Less than 12 months			12 Months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
United States Government agencies	4	$6,062	38	—	—	—	4	6,062	38
State and municipalities	28	10,221	172	47	13,693	159	75	23,914	331
Mortgage-backed	3	2,229	11	15	14,110	60	18	16,339	71

Total	35	$18,512	221	62	27,803	219	97	46,315	440

State and municipal investment securities are debt investment securities issued by a state, municipality, or county in order to finance its capital expenditures. The most substantial risk associated with buying state and municipal investment securities is the financial risk associated with the municipality from which the securities

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

are purchased. Although municipal bonds in smaller municipalities can sometimes be difficult to sell quickly, the Company does not currently expect that it will liquidate this portfolio in the near term. In addition, Management believes that the unrealized losses on state and municipal investment securities were attributable to increases in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, Management does not consider these investments to be other-than-temporarily impaired.

Mortgage-backed investment securities include investment instruments that represent ownership of an undivided interest in a group of mortgages. Principal and interest from the individual mortgages are used to pay principal and interest on the mortgage-backed security. Most mortgage-backed investment securities are either fully backed or sponsored by the United States Government and provide income with less risk than other investment options. In addition, generally such investments are traded actively, so liquidity risk is minimal. Monthly income from mortgage-backed securities may vary as interest rates change due to the fact that mortgages can be prepaid, and when interest rates are falling, prepayments tend to rise. Management believes that the unrealized losses on mortgage-backed investment securities were attributable to increases in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, Management does not consider these investments to be other-than-temporarily impaired.

The table set forth below summarizes the maturity distribution and related yields of investment securities available for sale relative to December 31, 2004 (dollars in thousands).

	Due within one year	Yield	Due one year through five years	Yield	Due five years through ten years	Yield	Due after ten years	Yield
United States Government agencies	$3,005	2.19%	7,016	2.94	—	—	—	—
State and municipalities	1,340	5.30	12,399	3.67	53,514	3.72	2,243	4.10
Mortgage-backed	—	—	23,521	3.53	19,938	4.23	20,757	4.41

Total fair value	$4,345	3.15%	42,936	3.47	73,452	3.86	23,000	4.38

Total amortized cost	$4,345		42,825		72,349		22,742

Investment securities available for sale with an aggregate carrying value of approximately $93.0 million and $69.6 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

4.    Loans

The table set forth below summarizes loans, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	December 31,
	2004		2003
Commercial business	$90,708	11.8%	87,950	12.8
Commercial real estate	478,943	62.6	420,470	61.3
Installment	19,910	2.6	22,169	3.2
Installment real estate	51,846	6.8	47,560	7.0
Indirect	16,383	2.1	15,644	2.3
Credit line	2,012	0.3	2,071	0.3
Prime access	45,655	5.9	33,015	4.8
Mortgage	52,669	6.9	46,155	6.7
Bankcards	10,930	1.4	9,996	1.5
Business manager	552	0.1	2,200	0.3
Other	1,473	0.2	1,278	0.2

Gross loans	771,081	100.7	688,508	100.4
Allowance for loan losses	(7,619)	(1.0)	(7,463)	(1.1)
Loans in process	1,470	0.2	3,899	0.6
Deferred loans fees and costs	703	0.1	806	0.1

Loans, net	$765,635	100.0%	685,750	100.0

Loans included in the table are net of whole loans, participations sold, and mortgage loans serviced for others. Mortgage loans serviced for the benefit of others amounted to $265.7 million and $269.9 million at December 31, 2004 and 2003, respectively. Net gains on the sale of mortgage loans totaled $616 thousand, $1.3 million, and $895 thousand for the years ending December 31, 2004, 2003, and 2002, respectively.

The table set forth below summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	December 31
	2004	2003
Nonaccrual loans	$2,323	3,828
Loans past due 90 days and still accruing (1)	147	212

	$2,470	4,040

(1)	Substantially all of these loans are bankcard loans.

The foregone interest income related to loans on nonaccrual amounted to $187 thousand, $328 thousand, and $194 thousand for the years ended December 31, 2004, 2003, and 2002, respectively. Interest collected since the loan was placed in nonaccrual status amounted to $4 thousand, $7 thousand, and $4 thousand for the years ended December 31, 2004, 2003, and 2002, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the activity impacting the Allowance for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003	2002
Allowance, beginning of year	$7,463	6,402	5,658
Provision for loan losses	2,150	3,600	4,288
Loan recoveries	156	208	226
Loans charged-off	(2,150)	(2,747)	(3,770)

Allowance, end of year	$7,619	7,463	6,402

At December 31, 2004, impaired loans amounted to approximately $804 thousand on which $240 thousand was included in the Allowance related to impaired loans at December 31, 2004. During 2004, the average recorded investment in impaired loans was approximately $1.1 million. At December 31, 2003, impaired loans amounted to approximately $1.5 million on which $373 thousand was included in the Allowance related to impaired loans at December 31, 2003. During 2003, the average recorded investment in impaired loans was approximately $838 thousand. Management believes that the impaired loans at December 31, 2004 and 2003 were recorded at or below fair market value. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to the nonaccrual determination.

As of December 31, 2004, Management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Any troubled debt restructurings entered into by the Company for the years ended December 31, 2004 and December 31, 2003 were immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements.

The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. See Note 15 for a discussion of the Company’s lending commitments.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2004 and December 31, 2003, except that the majority of the loan portfolio is located in the Company’s immediate market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

5.    Premises and Equipment, Net

The table set forth below summarizes premises and equipment balances at the dates indicated (in thousands).

	December 31,
	2004	2003
Land	$5,839	5,199
Buildings and leasehold improvements	17,285	16,979
Furniture and equipment	19,106	17,954

Total premises and equipment, gross	42,230	40,132
Accumulated depreciation and amortization	(20,089)	(18,408)

Total premises and equipment, net	$22,141	21,724

Depreciation is recorded using the straight-line method over the estimated useful life of the related asset for financial reporting purposes. Estimated lives range from twelve to thirty-nine years for buildings and improvements and from five to twelve years for furniture, fixtures, and equipment. The Company uses the lesser of the estimated useful life of the asset or the term of the lease when estimating useful lives of leasehold improvements. Estimated lives range from three to five years for computer hardware and software while estimated lives of bank automobiles are typically five years. Estimating the useful lives of premises and equipment include a component of Management judgment.

The table set forth below summarizes depreciation of premises and equipment for the years indicated (in thousands). The amounts do not take into account asset disposals during the years indicated. Depreciation on buildings and leasehold improvements are included in net occupancy expense on the Consolidated Statements on Income. Depreciation on furniture and equipment, software, and bank automobiles are included in furniture and equipment expense on the Consolidated Statements on Income.

	For the years ended December 31,
	2004	2003	2002
Buildings	$996	1,024	1,023
Leasehold improvements	422	361	328
Furniture and equipment	66	61	57
Software	238	213	205
Bank automobiles	149	134	129

	$1,871	1,793	1,742

6.    Mortgage-Servicing Rights

The Bank makes both fixed-rate and adjustable-rate mortgage loans with terms generally ranging from 10 to 30 years and generally retains servicing rights on the loans that it originates. Real estate lending is generally collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the changes in the carrying amount of capitalized mortgage-servicing rights for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003
Mortgage-servicing rights, beginning of year	$2,566	1,957
Capitalized mortgage-servicing rights	450	1,639
Amortization	(608)	(1,103)
Change in valuation allowance	(92)	73

Mortgage-servicing rights, net of valuation allowance, end of year	$2,316	2,566

The aggregate fair market value of mortgage-servicing rights at December 31, 2004 and 2003 was $2.2 million and $2.3 million, respectively.

Mortgage-servicing rights amortization was at higher than historical levels during fiscal 2003 mainly as a result of higher loan prepayment speeds. As interest rates have begun to increase, prepayment speeds have declined, thus resulting in lower amortization in 2004.

The table set forth below summarizes the activity impacting the valuation allowance for impairment of mortgage-servicing rights for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003	2002
Valuation allowance, beginning of year	$40	113	69
Aggregate additions charged and reductions credited to operations	92	(73)	44

Valuation allowance, end of year	$132	40	113

The Company estimates amortization expense related to mortgage-servicing rights of $620 thousand for the year ended December 31, 2005, $485 thousand for the years ended December 31, 2006, $376 thousand for the years ended December 31, 2007, $289 thousand for the year ended December 31, 2008, $220 thousand for the year ended December 31, 2009, and $203 thousand thereafter.

7.    Intangible Assets

The table set forth below summarizes intangible assets, which are included in other assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	December 31,
	2004	2003
Goodwill	$3,691	3,691
Customer list intangibles	320	464

	$4,011	4,155

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in other noninterest expense in the Consolidated Statements of Income, for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003	2002
Balance, at beginning of year	$464	608	727
Less: amortization	144	144	119

Balance, at end of year	$320	464	608

The Company estimates amortization expense related to finite lived intangibles of $144 thousand for the year ended December 31, 2005, $48 thousand for the years ended December 31, 2006 and 2007, $45 thousand for the year ended December 31, 2008, and $33 thousand for the year ended December 31, 2009.

8.    Real Estate and Personal Property Acquired in Settlement of Loans

The table set forth below summarizes real estate and personal property acquired in settlement of loans for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003
Real estate acquired in settlement of loans	$2,413	2,170
Repossessed automobiles acquired in settlement of loans	282	243

Total	$2,695	2,413

The table set forth below summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to income, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the years indicated (in thousands).

	At and for the years ended December 31,
	2004	2003	2002
Real estate acquired in settlement of loans, beginning of year	$2,170	2,468	217
Add: New real estate acquired in settlement of loans	2,468	1,404	3,670
Less: Sales / recoveries of real estate acquired in settlement of loans	(2,001)	(1,534)	(1,124)
Less: Provision charged to expense	(224)	(168)	(295)

Real estate acquired in settlement of loans, end of year	$2,413	2,170	2,468

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

9.    Deposits

The table set forth below summarizes deposits, by type, at the dates indicated (in thousands).

	December 31,
	2004	2003
Transaction accounts	$309,561	288,748
Savings deposits	44,972	41,974
Insured money market accounts	95,608	85,077
Time deposits over $100,000	119,800	116,172
Other time deposits	257,506	239,777

Total	$827,447	771,748

The table set forth below summarizes the maturity distribution of time deposits subsequent to the dates indicated (in thousands).

	Subsequent to December 31,
	2004	2003
Maturing within one year	$229,980	204,490
Maturing after one year through two years	100,223	102,315
Maturing after two years through three years	42,783	43,814
Maturing after three years through four years	2,597	2,285
Maturing after four years through five years	1,536	2,950
Maturing after five years	187	95

Total	$377,306	355,949

10.    Borrowings from the Federal Home Loan Bank

During the second quarter of 2004, the Company began to utilize borrowings from the FHLB. The Company uses these borrowings to fund increases in interest-earning assets in times of declines in alternative funding sources. Short-term borrowings typically represent overnight borrowings. Long-term borrowings have maturities greater than one year when made. Interest rates on such borrowings vary from time to time in response to general economic conditions. FHLB borrowings are an alternative to other funding sources with similar maturities.

The FHLB has an overall credit limit for any member. Generally, this limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting certain criteria. Additionally, a member approved for a 40 percent credit limit that continues to meet the preceding eligibility criteria, may request approval to exceed the credit limit on an “over line” basis. A member may exceed the 40 percent limit for a period not to exceed 12 months. This policy serves to define an upper cap for FHLB advances based on its current approved cap. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB. At December 31, 2004, of its approximately $119 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $46.0 million in both short-term and long-term borrowings.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the Company’s borrowings from the Federal Home Loan Bank at December 31, 2004 (dollars in thousands). The Company utilized no borrowings from the Federal Home Loan Bank during the year ended December 31, 2003.

	Long-term			Short- term	Total
Borrowing balance outstanding at December 31, 2004	$7,000	13,000	10,000	16,000	46,000
Interest rate	2.32%	3.27	3.85	2.44	2.96	(1)
Maturity date	6/14/2005	6/14/2006	6/14/2007	Overnight

(1)	Represents weighted average rate at December 31, 2004.

Average long-term Federal Home Loan Bank advances during 2004 were $16.5 million. The average interest rate on these advances during 2004 was 3.25%. The maximum amount of long-term advances outstanding at any month end during 2004 was $30.0 million. Principal on such fixed-rate advances is due at maturity.

Average short-term Federal Home Loan Bank advances during 2004 were $5.0 million. The average interest rate on these advances during 2004 was 2.08%. The maximum amount of long-term advances outstanding at any month end during 2004 was $24.5 million.

The FHLB may assess fees and charges to cover costs relating to the receipt, holding, redelivery, and reassignment of the Company’s collateral. The FHLB publishes a schedule of such fees and charges on its website. In addition, the FHLB may assess fees to cover collateral verification reviews performed by, or on behalf of, the FHLB. The Company has not yet been charged any such fees but does not anticipate such fees, when assessed, will be significant.

Any FHLB advance with an interest rate that is fixed during any period or interval is subject to a prepayment fee in the event of full or partial repayment of advance principal prior to maturity or the expiration of any interim interest rate period. Management was not aware of any circumstances at December 31, 2004 that would require prepayment of advances made by the FHLB to the Company. Additionally, none of the Company’s long-term FHLB advances outstanding at December 31, 2004 had embedded call options.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

11.    Other Borrowings

The tables set forth below summarize short-term borrowing information at the dates and for the years indicated (dollars in thousands).

	At and for the year ended December 31,
	2004	2003	2002
Retail Repurchase Agreements
Amount outstanding at year-end	$16,397	13,525	12,831
Average amount outstanding during year	20,215	15,854	17,979
Maximum amount outstanding at any month-end	22,308	16,261	24,434
Rate paid at year-end *	0.73%	0.50	0.50
Weighted average rate paid during the year	0.61	0.50	0.93

	At and for the year ended December 31,
	2004	2003	2002
Commercial Paper (Master Notes)
Amount outstanding at year-end	$17,051	16,170	14,839
Average amount outstanding during year	16,447	17,734	15,067
Maximum amount outstanding at any month-end	18,310	21,750	17,657
Rate paid at year-end *	0.85%	0.50	0.57
Weighted average rate paid during the year	0.75	0.61	0.98

	At and for the year ended December 31,
	2004	2003	2002
Federal Funds Purchased
Amount outstanding at year-end	$—	18,000	—
Average amount outstanding during year	4,643	2,657	30
Maximum amount outstanding at any month-end	17,850	18,000	—
Weighted average rate paid at year-end	—%	1.20	—
Weighted average rate paid during the year	1.51	1.28	2.13

	At and for the year ended December 31,
	2004	2003	2002
Security Repurchase Agreements
Amount outstanding at year-end	$—	—	—
Average amount outstanding during year	2,508	—	—
Maximum amount outstanding at any month-end	38,220	—	—
Weighted average rate paid at year-end	—%	—	—
Weighted average rate paid during the year	1.27	—	—

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

The Company offers commercial paper as an alternative investment tool for its commercial customers. Through a master note arrangement between the holding company and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts. These master notes are unsecured but are backed by the full faith and credit of the holding company. The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2004, the Company had unused short-term lines of credit totaling of $40 million (which are withdrawable at the Company’s option). No funds were drawn on these lines at December 31, 2004. At December 31, 2003, the Bank’s unused short-term lines of credit totaled of $19 million.

12.    Income Taxes

The table set forth below summarizes income tax expense attributable to continuing operations for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003	2002
Current
Federal	$4,647	4,041	3,933
State	528	451	430

Total current	5,175	4,492	4,363

Deferred
Federal	394	513	333
State	—	—	—

Total deferred	394	513	333

Total current and deferred	$5,569	5,005	4,696

The table set forth below summarizes the Company’s reconciliation from the Federal statutory rates to the consolidated effective income tax expense for the years indicated.

	For the years ended December 31,
	2004	2003	2002
United States Federal income tax rate	34.0%	34.0	34.0
Changes from statutory rates resulting from
Tax-exempt interest income	(4.3)	(3.4)	(4.2)
Expenses not deductible for tax purposes	.3	.4	.6
State taxes, net of Federal income tax benefit	2.0	2.0	2.0
Other	(.5)	(1.5)	.4

Effective tax rate	31.5%	31.5	32.8

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2004	2003
Deferred tax assets
Loan loss reserves	$2,596	2,543
Basis of intangible assets for tax purposes in excess of basis for financial reporting	180	172
Other	85	119

Total gross deferred tax assets	2,861	2,834
Less valuation allowance	—	—

Net deferred tax assets	2,861	2,834

Deferred tax liabilities
Unrealized gain on investment securities available for sale	(567)	(607)
Fixed assets, due to depreciation differences	(1,556)	(1,318)
Deferred loan costs deducted for tax purposes as incurred	(311)	(310)
Deferred loan fees recognized under the principal reduction method for tax purposes	(755)	(1,044)
Prepaid pension expense	(1,206)	(899)
Mortgage-servicing rights	(771)	(693)
Other	(230)	(138)

Total gross deferred tax liabilities	(5,396)	(5,009)

Net deferred tax liability	$(2,535)	(2,175)

A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on investment securities available for sale. A current period deferred tax benefit related to the change in unrealized gains and losses on investment securities available for sale of $40 thousand has been recorded directly to shareholders’ equity. The rest of the change in the deferred tax liability results from the current period deferred tax expense of $394 thousand.

No valuation allowance for deferred tax assets has been established at either December 31, 2004 or 2003 as it is Management’s belief that realization of the net deferred tax asset is more likely than not.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

13.    Employee Benefit Plans

Postretirement Benefits

The table set forth below summarizes the combined change in benefit obligation, change in plan assets, and funded status of the Company’s postretirement pension plan at the dates and for the years indicated (in thousands).

	At and for the years ended December 31,
	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$8,908	8,804
Service cost	557	545
Interest cost	653	606
Actuarial gain	(42)	(800)
Benefits paid	(230)	(247)

Benefit obligation, end of year	$9,846	8,908

Change in plan assets
Fair market value of plan assets, beginning of year	$9,490	7,337
Actual return on plan assets	996	1,058
Employer contribution	1,293	1,342
Benefits paid	(230)	(247)

Fair market value of plan assets, end of year	$11,549	9,490

Reconciliation of funded status
Funded status	$1,703	582
Unrecognized prior service cost	18	26
Unrecognized net actuarial loss	2,015	2,224

Prepaid benefit cost	$3,736	2,832

Prepaid benefits costs are included in other assets on the Consolidated Balance Sheets.

The table set forth below summarizes the combined adjusted postretirement benefit expense components for the Company’s plan at the dates and for the years indicated (in thousands).

	For the years ended December 31,
	2004	2003	2002
Service cost	$557	545	547
Interest cost	653	606	526
Expected return on plan assets	(910)	(798)	(595)
Amortization of transition asset	(—)	(—)	(26)
Amortization of prior service cost	9	9	9
Amortization of (gain) loss	80	116	112

Net periodic benefit cost	$389	478	573

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the assumptions used in computing the actuarial present value of the Company’s postretirement benefit obligation for the years indicated.

	For the years ended December 31,
	2004	2003	2002
Discount rate	7.50%	7.75	6.75
Rate of increase in compensation levels	5.00	5.00	5.00
Expected long-term rate of return on plan assets	9.00	10.00	8.00

The Company and its actuary use the first day of each year as the measurement date to determine pension measurements for the plan.

The benefits expected to be paid (in thousands) in each year from 2005 through 2009 are $206, $395, $411, $547, and $578, respectively. The aggregate benefits expected to be paid in the five years from 2010 through 2014 are $3,484. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004 and include estimated future employee service.

The assets of the Company’s noncontributory defined benefit pension plan are managed by the trust department of the Company as approved by the Board of Directors. The Compensation Committee of the Board of Directors is responsible for maintaining the investment policy of the plan, approving the appointment of the investment manager, and reviewing the performance of the plan assets at least annually. Considering the funded status of the plan and projected cash flow needs, the Company’s financial objectives with respect to the plan are to maintain full funding with respect to the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The fund is managed on a total return basis with the long-term return objective of exceeding the total rate of return of the Standard and Poor’s 500 Index with dividends for the equity portion of the portfolio and the Shearson Lehman Government / Corporate Bonds Index for the fixed income portion.

The table set forth below summarizes the target investment mix guidelines used when investing plan assets.

Asset Class
Cash equivalents	0%
Debt securities	30
Equity securities	70

Investments are diversified with the intent to minimize the risk of large losses to the plan. As such, the total portfolio is constructed and maintained to provide prudent diversification within each investment category and the Company assumes that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges represent a long-term perspective. As such, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences should be short-term in nature.

Investments in common stocks are targeted toward stocks of institutional quality and ones that are actively traded on major exchanges with market capitalization in excess of $100 million. In addition to these direct investments in individual securities, mutual funds and pooled asset portfolios may be utilized. Foreign equity securities may account for up to 10% of the values presented for equity securities above.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes the weighted average asset allocation of pension benefit plans at the dates indicated (in thousands):

	December 31,
	2004	2003
Debt securities	37%	52
Equity securities	63	48

Fixed income investments included within the portfolio stress high quality and diversification by sector with no inherent preferences for government or corporate issues. Investments are restricted to marketable issues with a minimum Moody’s or Standard and Poor’s rating of “A.” Foreign bonds are not allowed under the plan’s investment policy.

The Company’s investment policy for the plan prohibits investments in real estate, commodity or commodity contracts, private placements, nonmarketable securities and derivatives. Lending of securities, margin transactions, short selling, or writing of options are also prohibited. There are no restrictions on realizing net investment gains or losses during the plan year or any requirements to meet the actuarial investment return assumption on a realized, cash flow basis.

Contributions to plan assets were $1.3 million during fiscal 2004, and the Company’s third party actuary estimates contributions during fiscal 2005 will not fluctuate significantly from 2004 levels. In addition, the actuary calculated accumulated benefit obligation at December 31, 2004 of $8.3 million.

The plan’s long-term rate of return is provided by the plan’s asset manager and reviewed by the Company’s trust department. Such information is based on rolling returns using Standard and Poor’s 500 Stock Index for stocks and 5-Year Treasury Bonds for debt securities.

Stock Option Plans

Since 1987, the Company has adopted several plans pursuant to which the Company’s Board of Directors may grant incentive and nonincentive stock options to certain key employees and directors of the Company. The Board determines the option price and term of the options on the grant date. The option price must be at least 100% of fair market value as of the grant date, and the term of the options shall not be greater than 10 years. Because the Company’s common stock is not traded on an established market, the fair market value may be determined by an annual independent actuarial valuation. The only stock option plan currently in effect is the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan. The Plan originally provided for the issuance of 175,000 common shares, which were doubled in conjunction with the 2000 stock split.

During the 2003 Annual Meeting of Shareholders, the shareholders of the Company voted to amend the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “Plan”) to increase the number of shares of common stock of the Company subject to the Plan by 100,000 shares. As of December 31, 2004, 385,200 options, net of cancellations, have been granted under the Plan that expire at various dates through December 31, 2013. Of these, 257,835 remain outstanding at December 31, 2004 at prices ranging from $8.75 to $23.30. These options are not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At December 31, 2004 and 2003, there were 64,800 and 95,200 remaining options, respectively, available for grant under the Plan.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The table set forth below summarizes stock option activity for the Plan for the years indicated.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 2001	273,130	$10.18
Granted	36,000	13.50
Forfeited	(4,000)	8.75
Exercised	(44,355)	7.27

Outstanding at December 31, 2002	260,775	11.15
Granted	44,000	20.00
Forfeited	(3,600)	8.75
Exercised	(39,665)	10.73

Outstanding at December 31, 2003	261,510	12.95
Granted	34,000	23.30
Forfeited	(3,600)	13.00
Exercised	(34,075)	10.80

Outstanding at December 31, 2004	257,835	$14.59

The table set forth below summarizes information regarding stock options outstanding and exercisable at December 31, 2004.

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 12/31/04	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at 12/31/04	Weighted- average exercise price
$8.75 – 8.75	78,185	3.00 years	$8.75	78,185	$8.75
$13.00 – 13.00	26,850	5.00 years	13.00	26,850	13.00
$13.50 – 13.50	39,800	6.00 years	13.50	28,800	13.50
$15.00 – 23.30	113,000	7.98 years	19.40	45,000	18.10

Total	257,835	5.85 years	$14.59	178,835	$12.51

Prior to its revision in December 2004, SFAS No. 123 allowed a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under APB Opinion No. 25 to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. In Management’s opinion, the existing stock option valuation models did not necessarily provide a reliable single measure of stock option fair market value. Therefore, as permitted, the Company applied the existing accounting rules under APB Opinion No. 25 and provided proforma net income and proforma earnings per common share disclosures for employee stock option grants as if the fair market value based method defined in SFAS No. 123 had been applied. The Company has also used this accounting method for reporting and disclosure in this Annual Report on Form 10-K as permitted by SFAS No. 123(R).

For the year ended December 31, 2004, the Company followed the provisions of APB Opinion No. 25 and related interpretations, which requires compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant, and no compensation expense was recognized for stock options granted in fiscal 2004, 2003, or 2002.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

See Note 1 for the Company’s proforma net income and earnings per common share had compensation expense for stock options been determined based on the fair market value at grant date for awards granted in 2004, 2003, and 2002 in accordance with the provisions of SFAS No. 123.

In December 2004, the FASB published SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123(R) was designed to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123, amended in December 2002.

401(k) Retirement Plan

Employees are given the opportunity to participate in the Company’s retirement plan designed to supplement an employee’s retirement income. Under the program, the Company makes contributions to a trust fund that will pay the employee benefits at retirement. Employees are eligible to participate in this plan after completing one year of service and attain age 21. Employees may withhold from one percent to fifteen percent of compensation with certain limitations for deposit into the trust fund. Employees may terminate deferrals at any time. The Company makes matching contributions to each employee based on the employees deferral in a percentage set by the Company prior to the end of each plan year. During the years ended December 31, 2004, 2003, and 2002, the Company made matching contributions to employee 401(k) retirement plans totaling $267 thousand, $261 thousand, and $225 thousand, respectively.

14.    Net Income per Common Share

The tables set forth below summarize the Company’s reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations of net income for the years indicated (dollars in thousand, except common share data).

	For the year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per-share amount
Basic Earnings per Share
Income available to common stockholders	$12,111	6,272,594	$1.93
Effect of dilutive securities: stock options	—	106,193	—

Diluted Earnings per Share
Income available to common stockholders plus assumed exercises of stock options	$12,111	6,378,787	$1.90

	For the year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per-share amount
Basic Earnings per Share
Income available to common stockholders	$10,893	6,301,024	$1.73
Effect of dilutive securities: stock options	—	94,146	—

Diluted Earnings per Share
Income available to common stockholders plus assumed exercises of stock options	$10,893	6,395,170	$1.70

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2002
	Income (numerator)	Shares (denominator)	Per-share amount
Basic Earnings per Share
Income available to common stockholders	$9,621	6,296,956	$1.53
Effect of dilutive securities: stock options	—	174,040	—

Diluted Earnings per Share
Income available to common stockholders plus assumed exercises of stock options	$9,621	6,470,996	$1.49

At December 31, 2004, there were no option shares excluded from the calculation of diluted earnings per common share because the exercise price was greater than the average market price as determined by an independent valuation of common shares.

15.    Commitments and Contingencies

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of Management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s consolidated financial condition or results of operations.

Lease Agreements

At December 31, 2004, the Company occupied office space and land under leases expiring on various dates through 2029. The table set forth below summarizes minimum rental commitments under these noncancelable operating leases relative to the years ending subsequent to December 31, 2004 (in thousands).

2005	$637
2006	637
2007	557
2008	494
2009	374
Subsequent years	1,153

Total minimum rental obligations under noncancelable operating leases	$3,852

Leases for rental commitments have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases typically provide that the lessee pay property taxes, insurance, and maintenance costs. The above lease payments do not include option terms, which the Company may elect not to exercise, and, therefore, the Company does not deem to be commitments. Lease payments for rental commitments charged to expense totaled $594 thousand, $570 thousand, and $578 thousand in 2004, 2003, and 2002, respectively. Such payments are included in other noninterest expense in the Consolidated Statements of Income.

The Company has entered into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually or in the aggregate to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, Management believes that noncompliance with terms

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

of such agreements would not have a material impact on the Company’s financial condition or results of operations. Furthermore, as many of such commitments are entered into for a 12-month period with option extensions, costs beyond 2005 cannot be reasonably estimated at this time.

Lending Commitments

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk. The Company uses such transactions for general corporate purposes or for customer needs. Corporate purpose transactions are used to manage customers’ requests for funding.

The Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. These lending commitments are provided to customers in the normal course of business, and the Company’s credit policies and standards are applied when making these commitments. These instruments are not recorded until funds are advanced under the commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. Unused credit card lines are generally used for short-term borrowings. Generally, unused loan commitments are at adjustable-rates that fluctuate with the prime rate or are at fixed-rates that approximate market rates.

The table set forth below summarizes the Company’s contractual commitments to extend credit at December 31, 2004 (in thousands).

Home equity loans	$39,872
Credit cards	41,660
Commercial real estate development	72,678
Other unused lines of credit	33,861

Total contractural commitments to extend credit $	$188,071

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. The Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approval. The Company applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Commitments under standby letters of credit are usually for one year or less. At December 31, 2004, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 was $2.0 million. Past experience indicates that many of these standby

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market values of such guarantees were material at December 31, 2004.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $3.7 million at December 31, 2004. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on Management’s credit evaluation of the borrower. Collateral held consists of residential properties.

The Company originates, sells, and services mortgage loans. All of the Company’s loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $265.7 million, and $269.9 million at December 31, 2004, and 2003, respectively.

16.    Disclosures Regarding Fair Market Value of Financial Instruments

The table set forth below summarizes the estimated fair market values of the Company’s financial instruments at the dates indicated (in thousands).

	December 31, 2004		December 31, 2003
	Carrying amount	Estimated fair market value	Carrying amount	Estimated fair market value
Cash and cash equivalents	$33,445	33,445	33,239	33,239
Federal Home Loan Bank stock	3,866	3,866	1,868	1,868
Investment securities available for sale	143,733	143,733	128,930	128,930
Loans (1)	779,108	780,559	699,612	699,382
Deposits	827,447	827,621	771,748	780,169
Borrowings
Retail repurchase agreements	16,397	16,397	13,525	13,525
Commercial paper (Master note)	17,051	17,051	16,170	16,170
Federal funds purchased	—	—	18,000	18,000
FHLB borrowings	46,000	46,159	—	—

(1)	Calculated using loans including mortgage loans held for sale, net of unearned income, excluding the allowance for loan losses

The carrying amount for unused lending commitments and standby letters of credit, which are off-balance-sheet financial instruments, approximates the fair market value since the obligations are short-term and typically based on current market rates. For additional information related to these commitments, see Note 15 of Notes to Consolidated Financial Statements.

Management uses judgment in estimating the fair market value of nontraded financial instruments, and there are inherent limitations in any estimation technique. Therefore, the fair market value estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current transaction.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The information presented above and assumptions used in the preparation of that information is based on information available to Management at of December 31, 2004. Although Management is not aware of any factors, other than changes in interest rates, which would significantly impact the estimated fair market values, the current estimated fair market value of these instruments may have changed since December 31, 2004.

17.    Holding Company Condensed Financial Information

The holding company’s principal source of income consists of dividends from the Bank. South Carolina banking regulations restrict the amount of dividends that a subsidiary bank can pay to its holding company and may require prior approval before declaration and payment of any excess dividend. The Bank’s total risk-based capital ratio at December 31, 2004 was 10.27%. See Note 19 for information relating to regulatory capital requirements. At December 31, 2004, the Bank had $2.2 million of excess capital available for payment of dividends and still be considered “well-capitalized” related to the total risk-based capital ratio.

The holding company’s principal asset is its investment in its banking subsidiary. The tables set forth below summarize the holding company’s Condensed Balance Sheets at the dates indicated, and the related Condensed Statements of Income and Cash Flows for the years indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$495	127
Due from subsidiary	17,051	16,170
Investment in subsidiary	79,563	71,158
Goodwill	704	704

Total assets	$97,813	88,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper (Master notes)	$17,051	16,170
Shareholders’ equity	80,762	71,989

Total liabilities and shareholders’ equity	$97,813	88,159

Condensed Statements of Income

	For the years ended December 31,
	2004	2003	2002
Interest income from commercial paper (Master notes)	$124	108	147
Dividends received from Bank	3,642	5,112	2,834
Equity in undistributed earnings of subsidiary	8,469	5,784	6,787
Interest expense on commercial paper (Master notes)	(124)	(108)	(147)
Other operating expense	—	(3)	—

Net income	$12,111	10,893	9,621

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statement of Cash Flows

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$12,111	10,893	9,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in due from subsidiary	(881)	(1,331)	(3,763)
Increase in equity in undistributed earnings of subsidiary	(8,469)	(5,784)	(6,787)

Net cash provided by (used in) operating activities	2,761	3,778	(929)
Cash flows from financing activities
Net increase in commercial paper	881	1,331	3,763
Proceeds from stock option activity	368	393	229
Stock purchase	—	(2,900)	—
Dividends paid	(3,642)	(3,212)	(2,834)

Net cash provided by (used in) financing activities	(2,393)	(4,388)	1,158
Net increase (decrease) in cash and cash equivalents	368	(610)	229
Cash and cash equivalents, beginning of the year	127	737	508

Cash and cash equivalents, end of the year	$495	127	737

18.    Dividend Restrictions and Regulatory Capital Requirements

The ability of the Company to pay cash dividends over the long-term is dependent upon receiving cash in the form of dividends from its subsidiary. South Carolina’s banking regulations restrict the amount of dividends that the Bank can pay. All dividends paid from the Bank are payable only from the net income of the current year, unless prior regulatory approval is granted. Capital adequacy considerations could further limit the availability of dividends from the Bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2004, the most recent notification from federal banking agencies categorized the Company and the Bank as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below (dollars in thousands) must be maintained. Since December 31, 2004, there have been no events or conditions that Management believes have changed these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2004
Total capital to risk-weighted assets
Company	$83,234	10.33%	$64,434	8.00%	N/A	N/A
Bank	82,739	10.27	64,434	8.00	$80,542	10.00%
Tier 1 capital to risk-weighted assets
Company	$75,615	9.39%	$32,217	4.00%	N/A	N/A
Bank	75,120	9.33	32,217	4.00	$48,325	6.00%
Tier 1 capital to average assets
Company	$75,615	7.76%	$38,994	4.00%	N/A	N/A
Bank	75,120	7.70	39,005	4.00	$48,757	5.00%

At December 31, 2003
Total capital to risk-weighted assets
Company	$74,070	10.21%	$58,011	8.00%	N/A	N/A
Bank	73,943	10.20	58,011	8.00	$72,514	10.00%
Tier 1 capital to risk-weighted assets
Company	$66,607	9.19%	$29,006	4.00%	N/A	N/A
Bank	66,480	9.17	29,006	4.00	$43,509	6.00%
Tier 1 capital to average assets
Company	$66,607	7.57%	$35,196	4.00%	N/A	N/A
Bank	66,480	7.55	35,224	4.00	$44,030	5.00%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

19.    Quarterly Financial Data (Unaudited)

The tables set forth below summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2004
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Net interest income	$9,739	9,755	10,045	10,313	39,852
Provision for loan losses	750	750	650	—	2,150
Noninterest income	3,722	3,851	3,735	3,655	14,963
Noninterest expense	8,246	8,754	8,500	9,485	34,985
Provision for income taxes	1,435	1,306	1,482	1,346	5,569

Net income	$3,030	2,796	3,148	3,137	12,111

Net income per common share—Basic	$0.48	0.45	0.50	0.50	1.93

Net income per common share—Diluted	$0.48	0.44	0.49	0.49	1.90

	For the year ended December 31, 2003
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Net interest income	$9,776	9,823	9,588	9,553	38,740
Provision for loan losses	900	900	900	900	3,600
Noninterest income	3,434	3,747	3,840	4,240	15,261
Noninterest expense	8,010	8,674	8,436	9,383	34,503
Provision for income taxes	1,398	1,288	1,235	1,084	5,005

Net income	$2,902	2,708	2,857	2,426	10,893

Net income per common share—Basic	$0.46	0.43	0.46	0.38	1.73

Net income per common share—Diluted	$0.45	0.42	0.45	0.38	1.70

20.    Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” provides guidance regarding transactions with related parties. Transactions between related parties commonly occur in the normal course of business. Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition.

The Company has determined that the following parties are considered “related” with respect to SFAS No. 57 disclosure requirements if such parties engaged in related party transactions during the current reporting year.

•	The Company’s trust department manages the Company’s employee benefit plans.

•	Disclosures relating to management of the enterprise are reported for those individuals identified in the Company’s Annual Proxy Statement as either members of the Company’s Board of Directors or Named Executive Officers of the Company and members of their immediate families.

Generally accepted accounting principles require certain disclosures regarding material related party transactions. Financial statements must include disclosures of material related party transactions, other than

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

compensation arrangements, expense allowances, and other similar items in the ordinary course of business. Related party transactions deemed to be material and not in the ordinary course of the Company’s business are described below. Although determined to be in the normal course of business, extensions of credit to related parties are described below as required by Regulation S-K Item 404 (c).

Transactions of Management and Others

The Bank is subject to certain restrictions on extensions of credit to certain of the Company’s executive officers, Directors, principal shareholders, or any related interest of such persons of both the Company and the Bank. Extensions of credit to such persons must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, and transactions must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons.

Although determined to be in the normal course of business, certain of the Company’s Directors and Named Executive Officers are also customers who, including their related interests, were indebted to the Company in the approximate amounts of $16.1 million at December 31, 2004. Directors and Named Executive Officers at December 31, 2004 were indebted to the Company in the approximate amounts of $16.3 million at December 31, 2003. From January 1, 2004 through December 31, 2004, these Directors and Named Executive Officers and their related interests borrowed $831 thousand and repaid $1.0 million. A portion of these new and repaid loans were the result of refinancing activity during the year. In the opinion of Management, these loans do not involve more than the normal risk of collectibility and were consummated on terms equivalent to those that prevail in arm’s length transactions.

Certain Business Relationships

From time to time the Company makes payments to related parties as defined above for property or services. Required disclosed relating to such relationships are set forth in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) and several other members of the Company’s Senior Management as of December 31, 2004, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s Management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

The Sarbanes-Oxley Act of 2002 imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report, is for Management to report on the Company’s internal controls over financial reporting and for the Company’s independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45-day extension, and, therefore, this Annual Report on Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting, and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

During the fourth quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

Item 9b.    Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2004 that was not so disclosed.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Code of Ethics

The Company has a Code of Ethics applicable to all officers and employees that is reviewed annually. Many, but not all, of the items identified as elements of a “code of ethics” under Item 406 of Regulation S-K are included within this Code. However, the Company is in the process of considering additional special ethics obligations for senior officers. A copy the current Code of Ethics will be furnished without charge upon written request to Lauren Slaughter, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360. Once amended, the Company will file with the Securities and Exchange Commission a copy of its code of ethics that applies specifically to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as an exhibit to its next annual report. In addition, the Company will post the amended code of ethics on its website. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such amendments or waiver to the Company’s website at www.palmettobank.com.

The remaining information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth in Item 5 of this Annual Report. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

The information required by these items is set forth in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    (1) Financial Statements

See Item 8.

(2) Financial Statement Schedules

None.

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

3.1.2	Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.3	Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.4	Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992

3.1.5	Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996

3.1.6	Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: incorporated by reference to Exhibit 3.1.6 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999

3.2.1	By-Laws adopted April 10, 1990. Incorporated by reference to Exhibit 3.2.1 to the Company’s 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997

3.2.2	Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company’s 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997

3.2.3	Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company’s 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999

4.1.1	Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .5

4.2	Bylaws of the Registrant: Included in Exhibit 3.2.1 - .3

Exhibit No.	Description
4.3	Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

4.4	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998

10.1*	Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10 (a) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.2*	The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.3*	The Palmetto Bank Officer Incentive Compensation Plan

10.4*	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: incorporated by reference to Exhibit 10.1 to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

10.4.1*	Amendment to the Palmetto Bancshares, Inc.’s 1997 Stock Compensation Plan. Approved by the Company’s Board of Directors on January 21, 2003 and by the Company’s shareholders on April 15, 2003 and incorporated by reference to Exhibit 10.4.1 to the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004 as amended on March 29, 2004.

21.1^	List of Subsidiaries of the Registrant

23.1^	Consent of Elliott Davis, LLC

31.1^	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
^	Filed with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:	/s/ L. LEON PATTERSON
L. Leon Patterson Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.

/s/ PAUL W. STRINGER
Paul W. Stringer President and Chief Operating Officer, Palmetto Bancshares, Inc. Chief Accounting Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ L. LEON PATTERSON L. Leon Patterson	Director (Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.)	March 15, 2005

/s/ PAUL W. STRINGER Paul W. Stringer	Director (President and Chief Operating Officer, Palmetto Bancshares, Inc.) Chief Accounting Officer	March 15, 2005

/s/ W. FRED DAVIS, JR. W. Fred Davis, Jr.	Director	March 15, 2005

/s/ DAVID P. GEORGE, JR. David P. George, Jr.	Director	March 15, 2005

/s/ MICHAEL D. GLENN Michael D. Glenn	Director	March 15, 2005

/s/ JOHN T. GRAMLING, II John T. Gramling, II	Director	March 15, 2005

/s/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	March 15, 2005

/s/ WILLIAM S. MOORE, II William S. Moore, II	Director	March 15, 2005

Signature	Title	Date

/s/ SAM B. PHILLIPS, JR. Sam B. Phillips, Jr.	Director	March 15, 2005

/s/ ANN B. SMITH Ann B. Smith	Director	March 15, 2005

/s/ EDWARD KEITH SNEAD, III Edward Keith Snead, III	Director	March 15, 2005

/s/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	March 15, 2005

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002