Form 10-K/A
period 2004-12-31
PALMETTO BANCSHARES INC
filed 2005-04-29
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission file number 0-26016

PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(864) 984-4551	palmettobank.com
(Registrant's telephone number)	(Registrant's subsidiary's web site)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $168,239,821 as of the last business day of the registrant's most recently completed second fiscal quarter.

6,313,185 shares of the registrant's common stock were outstanding as of March 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission (the "SEC") issued an exemptive order providing companies with market capitalization under $700 million with an extension of up to 45 days for the filing of (i) Management's report on internal controls over financial reporting and (ii) the required attestation on those controls from the registrant's independent registered public accounting firm as required by Item 9A of Form 10-K. Palmetto Bancshares, Inc. (the "Company") elected to utilize this extension period.

This Amendment No. 1 to the Company's Annual Report on Form 10-K is being filed to provide the information required by Item 9A of Form 10-K, and to make conforming changes to the certifications required by Rules 13a-14(a) or 15d-14(a) of the Exchange Act of 1934 (the "Act"). This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K filed on March 16, 2005, nor does it modify or update the disclosures presented therein, except with regard to the specific modifications described in this Explanatory Note.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2004, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e) or 15(d)-15(e). Based on that evaluation, the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that as of December 31, 2004, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's Management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

            MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, Management is responsible for establishing and maintaining effective internal control management. In establishing such internal controls, Management weighs the costs of such systems against the benefits it believes such systems will provide. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on that assessment and criteria, Management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2004.

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2004, has issued an attestation report on Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Their report, which expresses an unqualified opinion on Management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, is included in this amended Annual Report on Form 10-K. Elliott Davis, LLC's audit on Management's assessment of the effectiveness of the Company's internal control over financial reporting was performed in accordance with standards of the Public Company Accounting Oversight Board (United States).

Dated: April 19, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Palmetto Bancshares, Inc.
Laurens, South Carolina

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Palmetto Bancshares, Inc. ("the Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Palmetto Bancshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Palmetto Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Palmetto Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Palmetto Bancshares, Inc. and our report dated January 21, 2005 expressed an unqualified opinion.

/s/ Elliott Davis LLC

Greenville, South Carolina
April 19, 2005

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that materially affected or were reasonably likely to materially affect those controls.

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1)   Financial Statements
       None.

(2)  Financial Statement Schedules
       None.

(3)  Listing of Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987.

3.1.2	Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992.

3.1.3

Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212 filed with the Securities and Exchange Commission on August 20, 1992.

3.1.4	Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company's Registration Statement on Form S-8, Commission File No. 33‑51212 filed with the Securities and Exchange Commission on August 20, 1992.

3.1.5	Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

3.1.6	Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: incorporated by reference to Exhibit 3.1.6 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999.

3.2.1	By-Laws adopted April 10, 1990. Incorporated by reference to Exhibit 3.2.1 to the Company's 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997.

3.2.2	Amendment to By-Laws dated April 12, 1994. Incorporated by reference to Exhibit 3.2.2 to the Company's 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 1997.

3.2.3	Amendment to By-Laws dated January 19, 1999. Incorporated by reference to Exhibit 3.2.3 to the Company’s 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 1999.

4.1.1	Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .5.

4.2	Bylaws of the Registrant: Included in Exhibit 3.2.1 - .3.

4.3	Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992.

4.4	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date. Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

10.1*	Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10 (a) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

10.2*	The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988.

10.3*	The Palmetto Bank Officer Incentive Compensation Plan.

10.4*	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: incorporated by reference to Exhibit 10.1 to the Company’s 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1998.

10.4.1*	Amendment to the Palmetto Bancshares, Inc.’s 1997 Stock Compensation Plan. Approved by the Company’s Board of Directors on January 21, 2003 and by the Company’s shareholders on April 15, 2003 and incorporated by reference to Exhibit 10.4.1 to the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004 as amended on March 29, 2004.

21.1^	List of Subsidiaries of the Registrant

23.1^	Consent of Elliott Davis, LLC

31.1#	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

^  Previously filed on March 16, 2005 as an exhibit to the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2004.

# Filed herein as an exhibit to the Company's filing of its Amended Annual Report on Form 10-K for the year ended December 31, 2004.

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
Chief Accounting Officer

Dated: April 29, 2005