Form 10-Q
period 2005-03-31
PALMETTO BANCSHARES INC
filed 2005-05-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class ----------------------------- Common stock, $5.00 par value	Outstanding at May 4, 2005 ------------------------------- 6,313,535

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common share data)

	March 31,		December 31,
	2005	2004	2004
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 36,554	26,406	32,055
Federal funds sold	1,344	10,090	1,390
Total cash and cash equivalents	37,898	36,496	33,445

Federal Home Loan Bank (FHLB) stock, at cost	4,331	2,122	3,866
Investment securities available for sale, at fair market value	138,385	106,373	143,733
Mortgage loans held for sale	5,335	6,353	5,854

Loans	802,948	706,999	773,254
Less allowance for loan losses	(7,838)	(7,692)	(7,619)
Loans, net	795,110	699,307	765,635

Premises and equipment, net	22,384	21,927	22,141
Accrued interest receivable	4,452	3,784	4,285
Other assets	14,709	15,598	14,143
Total assets	$ 1,022,604	891,960	993,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 124,251	122,247	124,489
Interest-bearing	706,922	656,554	702,958
Total deposits	831,173	778,801	827,447

Retail repurchase agreements	20,981	18,126	16,397
Commercial paper (Master notes)	18,993	16,339	17,051
Federal funds purchased	13,320	-	-
Federal Home Loan Bank ("FHLB") borrowings	52,000	-	46,000
Other liabilities	4,038	4,039	5,445
Total liabilities	940,505	817,305	912,340

Commitments and contingencies (Note 9)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,313,535, 6,265,440, and 6,297,285
at March 31, 2005, March 31, 2004, and December 31, 2004, respectively.	31,567	31,327	31,486
Capital surplus	555	268	448
Retained earnings	50,324	41,607	47,923
Accumulated other comprehensive income (loss), net of tax	(347)	1,453	905
Total shareholders' equity	82,099	74,655	80,762

Total liabilities and shareholders' equity	$ 1,022,604	891,960	993,102

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except share data)

	For the three months ended March 31,
	2005	2004
	(unaudited)
Interest income
Interest and fees on loans	$ 12,891	11,271
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	82	108
State and municipal	618	510
Mortgage-backed securities	634	338
Interest on federal funds sold	21	15
Dividends on FHLB stock	43	19
Total interest income	14,289	12,261

Interest expense
Interest on deposits including retail repurchase agreements	3,088	2,480
Interest on federal funds purchased	25	19
Interest on FHLB borrowings	297	-
Interest on commercial paper (Master notes)	66	23
Total interest expense	3,476	2,522

Net interest income	10,813	9,739

Provision for loan losses	600	750

Net interest income after provision for loan losses	10,213	8,989

Noninterest income
Service charges on deposit accounts	1,847	2,083
Net fees for trust and brokerage services	752	670
Mortgage banking income	282	165
Investment securities gains	54	108
Other income	779	696
Total noninterest income	3,714	3,722

Noninterest expense
Salaries and other personnel	4,964	4,636
Net occupancy	600	591
Furniture and equipment	885	883
Marketing and advertising	262	214
Postage and supplies	317	321
Telephone	183	182
Professional services	181	186
Other expense	1,407	1,233
Total noninterest expense	8,799	8,246

Net income before income taxes	5,128	4,465

Provision for income taxes	1,717	1,435

Net income	$ 3,411	3,030

Share Data:
Net income - basic	$ 0.54	0.48
Net income - diluted	0.53	0.48
Cash dividends	0.16	0.14
Book value	13.00	11.92

Weighted average common shares outstanding - basic	6,309,527	6,264,069
Weighted average common shares outstanding - diluted	6,407,359	6,365,180

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common share data)
(unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2003	6,263,210	$ 31,316	$ 250	$ 39,454	$ 969	$ 71,989

Net income				3,030		3,030
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net
of tax effect of $344					550
Less: reclassification adjustment included
in net income, net of tax effect of $42					(66)
Net unrealized gains on securities						484

Comprehensive income						3,514

Cash dividend declared and paid ($0.14 per share)				(877)		(877)
Stock option activity	2,230	11	18			29

Balance at March 31, 2004	6,265,440	$ 31,327	$ 268	$ 41,607	$ 1,453	$ 74,655

Balance at December 31, 2004	6,297,285	$ 31,486	$ 448	$ 47,923	$ 905	$ 80,762

Net income				3,411		3,411
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $804					(1,285)
Less: reclassification adjustment included
in net income, net of tax effect of $21					33
Net unrealized losses on securities						(1,252)

Comprehensive income						2,159

Cash dividend declared and paid ($0.16 per share)				(1,010)		(1,010)
Stock option activity	16,250	81	107			188

Balance at March 31, 2005	6,313,535	$ 31,567	$ 555	$ 50,324	$ (347)	$ 82,099

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$ 3,411	3,030
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	800	1,031
Investment securities gains	(54)	(108)
Provision for loan losses	600	750
Origination of loans held for sale	(15,353)	(13,545)
Proceeds from sale of loans held for sale	16,075	13,756
Gain on sale of loans	(203)	(165)
Change in accrued interest receivable	(167)	299
Change in other assets, net	316	1,339
Change in other liabilities, net	(1,407)	(2,910)

Net cash provided by operating activities	4,018	3,477

Cash flows from investing activities
Purchase of investment securities available for sale	(23,641)	(3,035)
Proceeds from maturities of investment securities available for sale	325	5,838
Proceeds from sales and calls of investment securities available for sale	22,357	15,335
Principal paydowns on mortgage-backed securities available for sale	4,149	5,031
Purchase of Federal Home Loan Bank stock	(465)	(254)
Net increase in loans outstanding	(30,329)	(15,433)
Purchases of premises and equipment, net	(711)	(677)

Net cash (used in) provided by investing activities	(28,315)	6,805

Cash flows from financing activities
Net increase in deposit accounts	3,726	7,053
Net increase in securities sold under agreements to repurchase	4,584	4,601
Net increase in commercial paper	1,942	169
Net increase (decrease) in federal funds purchased	13,320	(18,000)
Net increase in FHLB borrowings	6,000	-
Proceeds from stock option activity	188	29
Dividends paid	(1,010)	(877)

Net cash (used in) provided by financing activities	28,750	(7,025)

Net increase in cash and cash equivalents	4,453	3,257
Cash and cash equivalents, beginning of the year	33,445	33,239

Cash and cash equivalents, end of the year	$ 37,898	36,496

Supplemental Information
Cash paid during the period for:
Interest expense	$ 3,498	2,603
Income taxes	1,867	692

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized gain on investment securities available
for sale, pretax	$ (2,036)	786
Loans transferred to other real estate owned	254	1,126
Loans charged-off	403	569

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Notes To Consolidated Interim Financial Statements (unaudited)

Palmetto Bancshares, Inc. is a regional financial services company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 30 retail branch offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, and Oconee counties (the "Upstate"). Brokerage operations are conducted through the Bank's wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors, loans for business, real estate, and personal uses, safe deposit box rental, electronic funds transfer services, telephone banking, and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and its mortgage-banking operation meets a range of customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services. Palmetto Capital offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies followed by the Company for reporting within this quarterly report are consistent with the accounting policies followed for annual financial reporting.  Additionally, the unaudited Consolidated Interim Financial Statements included herein are prepared in conformity with the Securities and Exchange Commission's instructions for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements are not included.  As such, the information contained in this report should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation
The accompanying unaudited Consolidated Interim Financial Statements include the accounts of Palmetto Bancshares, Inc., which includes its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, Palmetto Capital. In Management's opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the results for periods presented have been included.  Any such adjustments are of a normal and recurring nature. The assets held by the Company in a fiduciary or agency capacity for customers are not included in the Company's audited Consolidated Interim Financial Statements as such items do not represent assets of the Company.

Reclassifications
Certain amounts previously presented in consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior period net income or retained earnings as previously reported.

Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements included herein, which are unaudited with the exception of those as of the year ended December 31, 2004, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

Recently Adopted Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that impact accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment".  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that do not file as small business issuers, SFAS No. 123(R) was to become effective beginning as of the first annual reporting period beginning after June 15, 2005.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004).  SAB No. 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain Securities and Exchange Commission rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

Also during April 2005, the Securities and Exchange Commission (the "SEC") deferred the effective date of SFAS No. 123(R) for many registrants.  Under the rule, SEC registrants previously required to adopt the provisions of SFAS No. 123(R) at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of the first annual period beginning after June 15, 2005. The new rule does not otherwise change the application of Statement 123(R)'s recognition, measurement, disclosure, or transition provisions. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations, and cash flows.  The cumulative impact of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations" that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 were effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.  The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and / or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1.  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a.  Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.       INVESTMENT SECURITIES AVAILABLE FOR SALE

The tables set forth below summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	March 31, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Government agencies	$ 14,032	-	(143)	13,889
State and municipal	61,662	998	(588)	62,072
Mortgage-backed	63,255	6	(837)	62,424
Total	$ 138,949	1,004	(1,568)	138,385

	December 31, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Government agencies	$ 10,053	6	(38)	10,021
State and municipal	68,198	1,629	(331)	69,496
Mortgage-backed	64,010	277	(71)	64,216
Total	$ 142,261	1,912	(440)	143,733

Investment securities available for sale were impacted by purchases, proceeds from the sale, maturity, and / or call of such securities as well as principal paydowns of mortgage-backed securities, which is reflected in the Consolidated Statement of Cash Flows. During the three months ended March 31, 2005, the Company had realized gains of $118 thousand and realized losses amounting to $64 thousand on sales of investment securities available for sale compared with realized gains of $141 thousand and realized losses amounting to $33 thousand during the three months ended March 31, 2004. Specific identification is the basis on which cost is determined in computing realized gains and losses.

Changes in interest rates and related prepayment activity impact yields and fair values of securities, specifically mortgage-backed securities. In a rising interest rate environment, related prepayment activity typically decreases thereby increasing security duration. These factors contributed to the shift in the mortgage backed security portfolio's unrealized position at March 31, 2005 over December 31, 2004.  Most mortgage-backed investment securities are either fully backed or sponsored by the United States Government and provide income with less risk than other investment options. In addition, generally such investments are traded actively, so liquidity risk is minimal. Management believes that the unrealized losses on mortgage-backed investment securities were attributable to increases in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, Management does not consider these investments to be other-than-temporarily impaired.

Investment securities available for sale with an aggregate carrying value of approximately 67% and 65% at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

3.       LOANS

The table set forth below summarizes loans, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2005		2004
Commercial business	$ 92,109	11.6%	$ 90,708	11.8%
Commercial real estate	504,105	63.4	478,943	62.6
Installment	18,611	2.3	19,910	2.6
Installment real estate	52,895	6.7	51,846	6.8
Indirect	18,470	2.3	16,383	2.1
Credit line	1,854	0.2	2,012	0.3
Prime access	48,093	6.1	45,655	5.9
Mortgage	51,712	6.5	52,669	6.9
Bankcards	10,561	1.3	10,930	1.4
Business manager	377	0.1	552	0.1
Other	1,776	0.2	1,473	0.2
Gross Loans	$ 800,563	100.7%	$ 771,081	100.7%
Allowance for loan losses	(7,838)	(1.0)	(7,619)	(1.0)
Loans in Process	1,827	0.2	1,470	0.2
Deferred Loans Fees and costs	558	0.1	703	0.1
Loans, net	$ 795,110	100.0%	$ 765,635	100.0%

Net loans increased $29.5 million during the first three months of 2005.  Loans included in the table are net of whole loans, participations sold, and mortgage loans serviced for others. Mortgage loans serviced for the benefit of others amounted to $272.0 million and $265.7 million at March 31, 2005 and December 31, 2004, respectively. Most of these mortgage loans are serviced for the Federal Home Loan Mortgage Corporation.

As reflected in the table above, the majority of the increase in net loans during the three months ended March 31, 2005 was within commercial real estate loans. There were no significant fluctuations in the mix of the loan portfolio when comparing balances at December 31, 2004 with those at March 31, 2005.   Management has continued its emphasis on loans secured by real estate during the first three months of 2005 because such loans involve less inherent risk than those secured by collateral other than real estate or loans that are unsecured.

The table set forth below summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	March 31,	December 31
	2005	2004
Nonaccrual loans	$ 2,254	2,323
Loans past due 90 days and still accruing (1)	147	147
	$ 2,401	2,470

(1) Substantially all of these loans are bankcard loans.

As of March 31, 2005, Management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

The table set forth below summarizes the activity impacting the allowance for loan losses for the periods indicated (in thousands).

	For the three months ended
	March 31,
	2005	2004
Balance, beginning of period	$ 7,619	7,463
Provision for loan losses	600	750

Charged off loans	403	569
Loan Recoveries	22	48
Net charged off loans	381	521

Balance, end of period	$ 7,838	7,692

SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor's carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor's recorded liability. Any troubled debt restructurings entered into by the Company for the period ended March 31, 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. See Note 9 for a discussion of the Company's lending commitments.

The Company's primary market area is the Upstate region of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At March 31, 2005, except for the concentration of a majority of the loan portfolio in the Company's primary market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

4.       MORTGAGE-SERVICING RIGHTS

The table set forth below summarizes the changes in the carrying amount of capitalized mortgage-servicing rights for the periods indicated (in thousands).

	For the three months ended March 31,
	2005	2004
Mortgage-servicing rights, beginning of period	$ 2,316	2,566
Capitalized mortgage-servicing rights	175	150
Amortization	(138)	(189)
Change in valuation allowance	18	(50)
Total mortgage-servicing rights, end of period	$ 2,371	2,477

The aggregate fair market value of mortgage-servicing rights at both March 31, 2005 and 2004 was $2.3 million.

The table set forth below summarizes the activity impacting the valuation allowance for impairment of mortgage-servicing rights for the periods indicated (in thousands).

	For the three months ended March 31,
	2005	2004
Valuation allowance, beginning of period	$ 132	40
Aggregate additions charged and reductions credited to operations	(18)	50
Valuation allowance, end of period	$ 114	90

Activity impacting the Company's mortgage-servicing right portfolio, including mortgage loans originated to be sold and sales, are reflected in the Consolidated Statement of Cash Flows. Capitalized mortgage-servicing rights have increased for the three month period ended March 31, 2005 over the same period of 2004 due to the increase in mortgage loan sales when comparing the same periods.  Amortization expense is calculated based on current available information regarding loan payments and prepayments. During the period of low interest rates in recent years, mortgage-servicing rights amortization were at higher than historical levels mainly as a result of higher loan prepayment speeds. Since mid 2004, interest rates have begun to increase, and consequently, prepayment speeds have declined resulting in a declining trend for amortization.

Although amortization expense could change in future periods, the Company estimates amortization expense related to mortgage-servicing rights of $620 thousand for the year ended December 31, 2005, $485 thousand for the year ended December 31, 2006, $376 thousand for the year ended December 31, 2007, $289 thousand for the year ended December 31, 2008, $220 thousand for the year ended December 31, 2009, and a total of $203 thousand in years thereafter.

5.       OTHER INTANGIBLE ASSETS

The table set forth below summarizes intangible assets, net of accumulated amortization, at the dates indicated (in thousands).

	March 31,	December 31,
	2005	2004
Finite life intangible assets
Intangible assets from branch acquisitions	$283	320

Infinite life intangible assets
Intangible assets from branch acquisitions	3,691	3,691

Total other intangible assets	$3,974	4,011

The table set forth below summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization for the years indicated (in thousands).

	For the three months ended March 31,
	2005	2004
Balance, beginning of period	$ 320	464
Amortization	(37)	(36)
Balance, end of period	$ 283	428

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2005.

The Company expects to record amortization expense related to finite lived intangibles of $144 thousand for the year ended December 31, 2005, $48 thousand for the years ended December 31, 2006 and 2007, $45 thousand for the year ended December 31, 2008, and $33 thousand for the year ended December 31, 2009.

6.       DEPOSITS

The table set forth below summarizes deposits, by type, at the dates indicated (in thousands).

	March 31, 2005	December 31, 2004
Transaction deposit accounts Savings deposit accounts Money market deposit accounts Time deposit accounts	$ 314,745 47,701 100,793 367,934	309,561 44,972 95,608 377,306
Total	$ 831,173	827,447

7.       NET INCOME PER COMMON SHARE

Basic and diluted earnings per share have been computed based on net income presented in the accompanying Consolidated Statements of Income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended March 31,
	2005	2004

Basic weighted average number of common shares outstanding	6,309,527	6,264,069
Dilutive effect arising from potential common share issuances	97,832	101,111
Diluted weighted average number of common shares outstanding	6,407,359	6,365,180

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares as of that date.  At March 31, 2005 and March 31, 2004, there were no option shares that were excluded from the calculation of diluted earnings, based on information available to Management at that time.

The Company paid cash dividends of $0.16 per share for the quarter ended March 31, 2005 and $0.14 per share for the same quarter of 2004.

8.       EMPLOYEE BENEFIT PLANS

Postretirement Benefits

The table set forth below summarizes the combined adjusted postretirement benefit expense components for the Company's its noncontributory defined benefit pension plan for the periods indicated (in thousands).

	For the three months ended March 31,
	2005	2004
Service cost	$ 141	148
Interest cost	165	163
Expected return on plan assets	(229)	(214)
Amortization of prior service cost	3	2
Amortization of the net loss	20	20
Net periodic benefit cost	$ 100	119

The Company expects to contribute $1.2 million to the plan during 2005. During the three month period ended March 31, 2005, $323 thousand was contributed.

Stock Based Compensation
At March 31, 2005, the Company had a stock-based employee and director option plan, which is described more fully in Note 13 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.  SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue following APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. As such, no stock-based employee compensation cost has been reflected in net income, as all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The table set forth below summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company had applied these provisions to stock-based employee compensation for the periods indicated (in thousands, except share data).

	For the three months ended March 31,
	2005	2004
Net income, as reported	$ 3,411	3,030
Deduct: Total stock-based employee and director compensation expense determined under fair value-based methods for all awards, net of related tax effects	25	26
Pro forma net income	$ 3,386	3,004

Earnings per share
Basic - as reported	$ 0.54	0.48
Basic - pro forma	0.54	0.48

Diluted - as reported	$ 0.53	0.48
Diluted - pro forma	0.53	0.47

In accordance with its 1997 Stock Compensation Plan, the Company granted 34,000 options during the first quarter of 2004 and 33,000 options during the first quarter of 2005.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004 and 2005, respectively: dividend yield of 2.4% and 2.6%, expected volatility of 18% and 10%, average risk-free interest rate of 4% for grants during both quarters, expected lives of 10 years, and a vesting period of five years. The weighted average fair value of options granted approximated $5.22 in the first quarter of 2004 and $3.71 in the first quarter of 2005.

9.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is currently the defendant in certain legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of Management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

Lending Commitments, Guarantees, and Off-Balance Sheet Arrangements
The table set forth below summarizes the Company's contractual commitments to extend credit at March 31, 2005 (in thousands).

Home equity loans	$ 42,381
Credit cards	42,001
Commercial real estate development	81,551
Other unused lines of credit	39,512
Total contractural commitments to extend credit	$ 205,445

Outstanding commitments on mortgage loans not yet closed, the majority of which include interest rate lock commitments, amounted to approximately $4.7 million at March 31, 2005. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management's credit evaluation of the borrower. Collateral held consists of residential properties.

At March 31, 2005, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as the Company believes that it is not likely that it will have to perform under such contracts. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 was $2.0 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at March 31, 2005.

At March 31, 2005, the Company had no interests in nonconsolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

The Company originates, sells, and services mortgage loans. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $272.0 million at March 31, 2005.

10.   REGULATORY CAPITAL REQUIREMENTS

At March 31, 2005, the most recent notification from federal banking agencies categorized Palmetto Bancshares and the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized," minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below (dollars in thousands) must be maintained. Since March 31, 2005, there have been no events or conditions that Management believes have changed these categories.

					To be well capitalized under prompt corrective action provisions

			For capital adequacy purposes
	Actual
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2005
Total capital to risk-weighted assets
Palmetto Bancshares	$86,072	10.28%	$67,010	8.00%	N/A	N/A
Bank	85,389	10.19	67,010	8.00	$83,762	10.00%

Tier 1 capital to risk-weighted assets
Palmetto Bancshares	$78,234	9.34%	$33,505	4.00%	N/A	N/A
Bank	77,551	9.26	33,505	4.00	$50,257	6.00%

Tier 1 capital to average assets
Palmetto Bancshares	$78,234	7.81%	$40,091	4.00%	N/A	N/A
Bank	77,551	7.74	40,098	4.00	$50,122	5.00%

At December 31, 2004
Total capital to risk-weighted assets
Palmetto Bancshares	$83,234	10.33%	$64,434	8.00%	N/A	N/A
Bank	82,739	10.27	64,434	8.00	$80,542	10.00%

Tier 1 capital to risk-weighted assets
Palmetto Bancshares	$75,615	9.39%	$32,217	4.00%	N/A	N/A
Bank	75,120	9.33	32,217	4.00	$48,325	6.00%

Tier 1 capital to average assets
Palmetto Bancshares	$75,615	7.76%	$38,994	4.00%	N/A	N/A
Bank	75,120	7.70	39,005	4.00	$48,757	5.00%

The Bank's total capital to risk-weighted assets ratio declined from 10.27% at December 31, 2004 to 10.19% at March 31, 2005 primarily due to the growth of 100% risk weighed assets at a faster rate than risk based capital.  The Company's 2005 Profit Plan projected that total loans would grow by $55.9 million during 2005.  Total loans grew by $29.2 million during the first three months of 2005.  However, risk based capital did not experience the same percentage of growth during the same period thereby negatively impacting the total capital to risk-weighted assets ratio.  Management does not believe that these conditions give rise to concern regarding the ratio due to the fact that as risk based capital continues to increase toward the 2005 Profit Plan amount and as loans continue to increase toward the year-end budgeted amount, but at a slower pace than was experienced during the first quarter of 2005, the Bank's total capital to risk-weighted assets ratio will return to balances typical for the Bank.   Further, it should be noted that the Bank's Asset - Liability Management Policy notes that in the event regulatory capital should fall below the minimum levels to be "well-capitalized," adjustments will be made by Management to return the Bank to the "well-capitalized" position.  Management is currently exploring options for adjustments to ensure the Bank remains in a  "well-capitalized" position.

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

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the SEC. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company's revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of Management for future operations, products or services, forecasts of the Company's future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements discuss matters that are not historical facts. Because such statements discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. Such statements give expectations about the Company's future and are not guarantees. Forward-looking statements speak only as of the date for which they are made, and the Company might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond the Company's control, that could cause results to differ significantly from expectations. Some of these factors include, but are not limited to,

  risks from changes in economic, monetary policy, and industry conditions;

  changes in interest rates, deposit rates, the net interest margin, and funding sources;
  market risk and inflation;
  risks inherent in making loans, including repayment risks and value of collateral;
  loan growth;
  the adequacy of the allowance for loan losses (the "Allowance") and the assessment of classified loans;
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
  costs and impact of litigation; and
  recently-enacted or proposed legislation.

Many of these factors, as well as other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Any factor described in this Quarterly Report on Form 10-Q or in that Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect the business, financial condition, and / or results of operations of the Company. Additionally, there are factors that may not be described in this report that could cause actual results to differ from expectations.

COMPANY OVERVIEW

Palmetto Bancshares, Inc. is a bank holding company organized under the laws of South Carolina in 1982. The Palmetto Bank (the "Bank"), a wholly owned subsidiary of the holding company, was organized and chartered under South Carolina law in 1906. The Company's corporate offices are located at 301 Hillcrest Drive, Laurens, South Carolina. The Bank is a full-service bank and trust company. At March 31, 2005, the Bank had thirty full-service branches in the Upstate region of South Carolina within the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), and Oconee County (1). In addition to branch locations, at March 31, 2005, the Bank had 30 ATM locations (including three at nonbranch locations) and five-limited service branches located in retirement centers in the Upstate. The Bank engages in investment services through its wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary.

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

No new branches were opened during the three month period ended March 31, 2005, although Management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Company, its customers, and its shareholders. Expansion opportunities are currently being evaluated in the market areas in which the Company currently serves. During the second quarter of 2004, the Company closed on a real estate site in Easley, South Carolina that will introduce the Company's presence into Pickens County. Easley is a culturally diverse community with approximately 20,000 residents living within the city limits. Maintaining the Company's focus on serving Upstate South Carolina, ground was broken on the new office in Easley in December 2004, with the branch opening scheduled for third quarter 2005.

The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate loans located in its primary market areas. The Company also invests in investment securities. Through its direct subsidiary and the subsidiary of the Bank, the Company also engages in full-service brokerage activities and trust and fiduciary services.

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

The Company's significant accounting policies are discussed in Item 8, Note 1 of Notes to Consolidated Financial Statements of its Annual Report on Form 10-K for the year ended December 31, 2004. Of these significant accounting policies, the Company considers its policies regarding the accounting for the Allowance, pension plan, mortgage-servicing rights, accounting for past acquisitions, and income taxes, to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine the Company's critical accounting policies, Management considers if the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

FINANCIAL CONDITION

Overview
At March 31, 2005, the Company's assets totaled $1.0 billion, an increase of $29.5 million or 3.0% over December 31, 2004. The increase in assets during the first three months of 2005 resulted primarily from an increase in total loans of $29.2 million. Average assets increased 7.8% during the first three months of 2005 over the year ended December 31, 2004.  Over the same period, average interest-earning assets increased 7.8%. Total liabilities increased $28.2 million, or 3.1%, at March 31, 2005 over December 31, 2004, to a balance of $940.5 million. This increase resulted primarily from an increase in other borrowings, comprised of federal funds purchased and FHLB borrowings, of $19.3 million over the same periods. The remainder of the increase over the periods was due in most part to the increases in traditional deposits, commercial paper, and retail repurchase agreements over the periods noted.  Total deposits and other borrowings were $936.5 million at March 31, 2005, up from $906.9 million at December 31, 2004. Total shareholders' equity at March 31, 2005 totaled $82.1 million, an increase of $1.3 million over December 31, 2004.

Investment Securities Portfolio
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

Investment securities available for sale, excluding FHLB capital stock, totaled $138.4 million at March 31, 2005, a decrease of $5.3 million, or 3.7%, over December 31, 2004. The table set forth below summarizes the Company's investment securities available for sale composition at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2005		2004
United States Government agencies	$ 13,889	10.0%	$ 10,021	7.0%
State and municipalities	62,072	44.9	69,496	48.3
Mortgage-backed	62,424	45.1	64,216	44.7
Total	$ 138,385	100.0%	$ 143,733	100.0%

See Consolidated Statements of Cash Flows contained herein for a summary of how purchases, proceeds from the sale, maturities, and / or calls of such investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the three month period ended March 31, 2005.

At March 31, 2005, the investment securities portfolio declined slightly to 13.5% of total assets from 14.5% at December 31, 2004. The Company was in a gross unrealized loss position on securities available for sale at March 31, 2005 of $564 thousand compared to a gross realized gain position of $1.5 million at December 31, 2004. At March 31, 2005, the Government agencies portfolio was in an unrealized loss position of $143 thousand, the municipal portfolio had an unrealized gain position of $410 thousand, and the mortgage-backed securities portfolio had an unrealized loss position of $831 thousand.  Typically, a rising interest rate environment negatively impacts the yield curve for the securities available for sale portfolio thereby impacting the unrealized position of the portfolio negatively.

The weighted average life and duration of the securities portfolio is maintained to limit overall exposure and to provide flexibility to proactively manage cash flow as market conditions change. The average weighted life of the Company's securities available for sale portfolio was 3.68 years at March 31, 2005 up from 3.57 years at December 31, 2004. Although the portfolio's duration experienced a slight increase, it remains in accordance with Management's decision to maintain the portfolio with a shorter duration in a rising interest rate environment.  Management attributes the slight increase in duration to the continued decline in prepayments of mortgage-backed securities due to rising interest rates.

Average balances of available for sale investment securities, excluding FHLB capital stock, increased to $141.9 million for the first three months of 2005 compared with $134.9 million for the year ended December 31, 2004.  The average portfolio yield, including the unrealized gain or loss on available for sale securities, increased for the three months ended March 31, 2005 to 3.81% from 3.46% for the year ended December 31, 2004. The average portfolio yield, including the unrealized gain or loss on available for sale securities, for the three months ended March 31, 2004 was 3.33%

In accordance with the Company's investment policy, all investment securities must be rated AA - A in order to minimize credit risk. At March 31, 2005, while security ratings were in compliance with the policy guidelines, approximately 90% of the securities portfolio was rated AAA which constitutes the highest credit worthiness.  Additionally, at March 31, 2005, the entire MBS portfolio was fixed rate.

Loans Held for Sale
Loans held for sale consists primarily of 15 and 30 year mortgages which the Company intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or fair market value. The fair value of mortgage loans held for sale is based on the fair market value for such outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the short-term nature of these instruments. Loans held for sale were $5.3 million and $5.9 million at March 31, 2005 and December 31, 2004, respectively. Loans held for sale were impacted by originations and sales activity, which are reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or fair market value was required at March 31, 2005 or December 31, 2004.

Loan Portfolio
General. As loans represent the most significant component of interest-earning assets, the Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, indirect dealer loans, and mortgage loans. The loan portfolio is diversified, and the Bank's business is not dependent on any single customer or industry, or a few customers or industries. Although loans may be originated outside of South Carolina, the majority of the loan portfolio is originated in the market area of Upstate South Carolina. Certain risks are inherent within any loan portfolio.  For a discussion of characteristics of the loan portfolio, including such risks, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

At March 31, 2005, loans outstanding, excluding mortgage loans held for sale, were $802.9 million, which equaled 79% of total assets.  Total loans outstanding at December 31, 2004 totaled $773.3 million.

Credit Quality. At March 31, 2005, there were $4.1 million of loans designated "special mention," $11.1 million of loans designated as "substandard," $1.4 million of loans designated as "doubtful," and $1 thousand of loans designated as "loss." At December 31, 2004, there were $3.2 million of loans designated "special mention," $10.6 million of loans designated as "substandard," $1.6 million of loans designated as "doubtful," and $1 thousand of loans designated as "loss." At March 31, 2004, there were $5.6 million of loans designated "special mention," $13.0 million of loans designated as "substandard," $1.1 million of loans designated as "doubtful," and $240 thousand of loans designated as "loss."

The Company's loan portfolio is periodically reviewed and loans are, in the opinion of Management, appropriately classified, and Allowances have been established against all assets requiring classification.

The table set forth below summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	March 31,		December 31,	September 30,	June 30,	March 31,
	2005		2004	2004	2004	2004
Nonaccrual loans	$ 2,254		2,323	3,456	3,044	3,236
Real estate acquired in settlement of loans	2,346		2,413	2,085	3,074	3,239
Repossessed automobiles	229		282	276	207	166
Total nonperforming assets	4,829		5,018	5,817	6,325	6,641
Loans past due 90 days and still accruing (1)	147		147	101	91	104
Total nonperforming assets and loans past due 90 days and still accruing	$ 4,976		5,165	5,918	6,416	6,745

Ending loans (2)	$ 802,948		773,254	747,010	719,043	706,999
Nonaccrual loans as a percentage of loans (2)	0.28%		0.30	0.46	0.42	0.46
Nonperforming assets as a percentage of
total assets	0.47%		0.51	0.60	0.67	0.74
Allowance for loan losses to nonaccrual loans	3.48	x	3.28	2.36	2.62	2.38

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

As the economy has begun to gain strength, markets served by the Company have seen improvements in unemployment rates, bankruptcy filings, and delinquency rates.  Such trends have contributed to the improving trend of asset quality ratios noted above.

Little change was experienced relative to the mix of nonaccrual loans at March 31, 2005 when compared with those at December 31, 2004. At December 31, 2004, nonperforming loans were comprised of 73.4% of loans secured by real estate, 15.2% of commercial and industrial loans, and 11.4% of loans to individuals for household, family, and other personal expenditures. At March 31, 2005, nonperforming loans were comprised of 71.4% of loans secured by real estate, 17.7% of commercial and industrial loans, and 10.9% of loans to individuals for household, family, and other personal expenditures. In addition to the factors noted above, Management believes the decreasing trend experienced in total nonperforming loans is a reflection of Management's more aggressive approach to managing loans.

Based on information available to Management at March 31, 2005, real estate and automobiles acquired as a result of repossession, foreclosure, or by deed in lieu of foreclosure were recorded at the lower of cost or estimated fair market value less cost to sell.

The table set forth below summarizes the changes in the real estate acquired in settlement of loans portfolio for the periods indicated (in thousands).

	For the three	For the
	months ended	year ended
	March 31, 2005	December 31, 2004
Balance, beginning of period	$ 2,413	2,170
Add
New real estate acquired in settlement of loans	154	2,468
Less
Sales / recoveries of real estate acquired in settlement of loans	(161)	(2,001)
Provision charged to expense	(60)	(224)
Balance, end of period	$ 2,346	2,413

Management believes that the properties within the portfolio are marketable and the recent improvement within both the local and national economy will positively impact the sale of the remaining properties within the portfolio.  Management also believes that consumers' ability to better service their debt resulted in the Company's relatively low additions to real estate acquired in settlement of loans during the quarter ended March 31, 2005.

As of March 31, 2005, Management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the quarter ended March 31, 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's unaudited Consolidated Interim Financial Statements.

While the Company believes that current economic data suggests that the United States economy is improving, the pace of that improvement is difficult to predict and credit quality indicators remain unpredictable. Management believes, however, that because the Company's loan portfolio is closely monitored, changes are promptly addressed in its analysis of Allowance adequacy. Additionally, Management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations. With this in mind, long-term Company goals include the management of the quality of loans within its loan portfolio.

Allowance for Loan Losses
The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the Allowance and all recoveries are credited to the Allowance. Additions to the Allowance are provided by charges to operations based on various factors which, in Management's judgment, deserve current recognition in estimating losses. Such factors considered by Management include the value of the underlying collateral, growth and composition of the loan portfolios, loss experience, and economic conditions. Management evaluates the carrying value of loans periodically and the Allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustments to the Allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The Allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

The Allowance totaled $7.8 million and $7.6 million at March 31, 2005 and December 31, 2004, respectively representing 0.98% and 0.99% of loans, less mortgage loans held for sale, for the same periods.

The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair market value due to the short-term nature of these instruments. Likewise, such instruments are not included in the assumptions related to the Allowance model.

The table set forth below summarizes the activity in the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	For the three months ended		For the year ended
	March 31,		December 31,
	2005	2004	2004
Balance, beginning of period	$ 7,619	7,463	7,463
Provision for loan losses	600	750	2,150

Loans charged-off	403	569	2,150
Loan Recoveries	22	48	156
Net loans charged-off	381	521	1,994

Balance, end of period	$ 7,838	7,692	7,619

Loans (1)	$ 802,948	706,999	773,254
Average loans (1)	785,755	697,478	725,555
Net charge-offs to average loans (annualized) (1)	0.20%	0.30	0.27
Allowance for loan losses to loans	0.98%	1.09	0.99

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

For discussion of the decline in the provision for loan losses from the first quarter of 2004 to the first quarter of 2005, see Earnings Review-Provision for Loan Losses.

Total loan charged-offs decreased when comparing the quarter ended March 31, 2005 to the quarter ended March 31, 2004.  This fluctuation was impacted by an increase in loan charged-offs within the single family real estate and credit card loan categories offset by declines in loans charged-off relative to multifamily and nonfarm real estate, commercial and industrial, and other consumer loan categories.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed above, Management believes that the Allowance at March 31, 2005 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that Management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits
Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company faces stiff competition from other banking and financial services companies in gathering deposits.

Traditional deposit accounts, which include noninterest-bearing and interest-bearing transaction, money market, savings, and time deposit accounts, increased $3.7 million during the first three months of 2005. At March 31, 2005, traditional deposits as a percentage of liabilities were 88.4% compared with 90.7% at December 31, 2004.  The table set forth below summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	March 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$314,745	37.8%	309,561	37.4
Money market deposit accounts	100,793	12.3	95,608	11.6
Savings deposit accounts	47,701	5.7	44,972	5.4
Time deposit accounts	367,934	44.2	377,306	45.6
Total	$831,173	100.0%	827,447	100.0

Core deposits, which include transaction, money market, and savings deposit accounts, grew by $13.1 million during the first three months of 2005. This increase in core deposits resulted from programs and deposit promotions offered during the period. For example, to facilitate growth in core deposit accounts, during third quarter 2004 an enhancement was made to the existing Seniority Club checking product. Through this promotion, accounts qualifying for Seniority Club status receive the Internet bill pay option at no additional charge. This increase was also impacted by the Company's continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Company's reputation among the communities it serves.

Time deposit accounts decreased by $9.4 million during the first three months of 2005. Promotional certificate of deposit accounts offered beginning during the first quarter of 2002 began to mature during the first quarter of 2005.  The Bank has successfully retained a large portion of these maturing funds.  The decline in time deposits during the first three months of 2005 is due in large part to the funds that the Bank was unable to retain.

The Company's increase in core deposits reflects its efforts to enhance its deposit mix by working to attract lower-cost deposit accounts. As noted above, core deposits grew by $13.1 million during the first three months of 2005 while higher-cost time balances decreased by $9.4 million during the same period. The Company's average cost of core deposits for the quarter ended March 31, 2005 was 0.57% compared with 0.34% for the same period ended March 31, 2004. The Company's average cost of core deposits for the year ended December 31, 2004 was 0.36%.  The Company's average cost of time deposits for the quarter ended March 31, 2005 was 2.77% compared with 2.53% for the for the same period ended March 31, 2004. The Company's average cost of time deposits for the year ended December 31, 2004 was 2.56%.

Borrowings
Borrowings increased $25.8 million during the first three months of 2005. The table set forth below summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2005		2004
Retail repurchase agreements	$ 20,981	19.9%	$ 16,397	20.6%
Commercial paper	18,993	18.0%	17,051	21.5%
Federal funds purchased	13,320	12.7%	-	0.0%
FHLB borrowings	52,000	49.4%	46,000	57.9%
Total borrowings	$ 105,294	100.0%	$ 79,448	100.0%

Borrowings increased during the first three months of 2005 to fund increases in interest-earning assets in times of declines in alternative funding sources.

At March 31, 2005, of its approximately $208 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $52.0 million in borrowings, $30.0 million of which constitutes long-term debt. The Company did not take any additional long-term advances during the three month period ended March 31, 2005.  The increase in FHLB borrowings over this period was due to an increase in short-term borrowings.  In addition to the increase in short term FHLB borrowings, the Company experienced an increase in short term federal funds purchased from December 31, 2004 to March 31, 2005.  As noted above, the increase in short-term borrowings was used to fund growth in interest-earning assets.

The table set forth below summarizes the Company's average borrowing costs for the periods indicated.

	For the three		For the years
	months ended March 31,		ended December 31,
	2005	2004	2004
Retail repurchase agreements	1.63%	0.50	0.61
Commercial paper	1.58	0.59	0.75
Federal funds purchased	2.22	1.23	1.51
FHLB advances	2.57	1.23	2.98
Security repurchase agreement	-	-	1.27

Rates paid for the quarter ended March 31, 2005 increased from those paid for the quarter ended March 31, 2004 and the year ended December 31, 2004. One reason for the changes in the rates paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee, which has increased rates since the second quarter of 2004. The increases in the Company's borrowings costs over the periods presented can be attributed to these increasing rates as well as to the Company's growing utilization of long-term FHLB borrowings that are generally at rates higher than those for other funding sources.

Capital Resources
The objective of effective capital management is to generate above market returns on equity to shareholders while maintaining adequate regulatory capital ratios. The Company uses capital to fund growth, pay dividends, and, from time to time, repurchase its common stock.

Shareholders' equity totaled $82.1 million and $80.8 million at March 31, 2005 and December 31, 2004, respectively.  Shareholders' equity as a percentage of total assets was 8.0% at March 31, 2005 and 8.1% at December 31, 2004.  During the first three months of 2005, shareholders' equity was impacted by the retention of earnings, the payment of cash dividends, stock option activity, and fluctuations in the unrealized position on investment securities available for sale. The Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained herein provides detail of the changes in stockholders' equity components during the first three months of 2005.

Palmetto Bancshares and the Bank are required to meet regulatory capital requirements, which currently include several measures of capital. At March 31, 2005, Palmetto Bancshares and the Bank were each categorized as "well capitalized" under the regulatory framework for prompt corrective action. For further discussion of the Bank's and Palmetto Bancshares' capital regulatory requirements, see Note 10 of Notes to unaudited Consolidated Interim Financial Statements contained herein.

The Bank's total capital to risk-weighted assets ratio declined from 10.27% at December 31, 2004 to 10.19% at March 31, 2005 primarily due to the growth of 100% risk weighed assets at a faster rate than risk based capital.  The Company's 2005 Profit Plan projected that total loans would grow by $55.9 million during 2005.  Total loans grew by $29.2 million during the first three months of 2005.  However, risk based capital did not experience the same percentage of growth during the same period thereby negatively impacting the total capital to risk-weighted assets ratio.  Management does not believe that these conditions give rise to concern regarding the ratio due to the fact that as risk based capital continues to increase toward the 2005 Profit Plan amount and as loans continue to increase toward the year-end budgeted amount, but at a slower pace than was experienced during the first quarter of 2005, the Bank's total capital to risk-weighted assets ratio will return to balances typical for the Bank.   Further, it should be noted that the Bank's Asset - Liability Management Policy notes that in the event regulatory capital should fall below the minimum levels to be "well-capitalized," adjustments will be made by Management to return the Bank to the "well-capitalized" position.  Management is currently exploring options for adjustments to ensure the Bank remains in a  "well-capitalized" position.

During the first three months of 2005, the dividend payout ratio was 29.6% compared with a payout ratio of 28.9% during the same period of 2004. For the year ended December 31, 2004 the dividend payout ratio was 30.1%. Cash dividends per share for the three months ended March 31, 2005 totaled $0.16, an increase over dividends per share for the same quarter of 2004 of $0.14. The amount of dividends per share declared is dependent on the Company's earnings, financial condition, capital position, and such other factors, as the Board may deem relevant. Palmetto Bancshares and the Bank are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay as described in its Annual Report on Form 10-K for the year ended December 31, 2004. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends.

Palmetto Bancshares' book value per share was $13.00 at March 31, 2005 compared with $12.82 at December 31, 2004.

See Investment Securities Portfolio for discussion of the fluctuations in the unrealized position on available for sale securities.

DISCLOSURES REGARDING MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company's market risk arises primarily from interest rate risk inherent in its lending, deposit-taking, and other funding activities. The structure of the Company's loan, investment, deposit, and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset Liability Management Committee, which is comprised of Senior Management. The Asset Liability Management Committee regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

As of March 31, 2005, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

One tool the Company utilizes in assessing asset-liability management is a simulation model that is used to analyze interest sensitivity gap (the difference between the amount of interest-sensitive assets maturing or repricing within a specific time period and the amount of interest-sensitive liabilities maturing or repricing within the same time period). The Company's gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of the Company's assets and liabilities.

The following table is a summary of the Company's one-year interest sensitivity gap (dollars in thousands):

March 31, 2005
Interest-earning assets maturing or repricing within one year	$462,199
Interest–bearing liabilities maturing or repricing within one year	(690,978)
Cumulative gap	$(228,779)
Gap as a percentage of total assets	22.4%

Based on the Company's March 31, 2005 gap position in a one-year time period, $462.2 million in interest-earning assets will reprice and approximately $691.0 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $228.8 million, or 22.4% of assets.

Typically, a negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate-sensitive assets and liabilities. It must be understood, however, that the static gap position is limited because it does not take into account changes in interest rates or changes in Management's expectations or intentions. In addition, such an analysis is as of the date noted. Therefore, Management reviews simulated earnings statements on a monthly basis to more accurately anticipate sensitivity to changes in interest rates. The earnings statements reviewed monthly by Management simulate the Company's Consolidated Balance Sheets and Consolidated Statements of Income under several different rate scenarios over a twelve month period. Each reports variations that occur when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve-month period when compared with the Company's "most likely" scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

According to the model at March 31, 2005, if interest rates rose by 300 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $7.7 million, or 17.3%. This model also shows that if interest rates rose by 100 or 200 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $1.9 million, or 4.3%, and $4.6 million, or 10.3%, respectively. The model also shows that if interest rates dropped 300 basis points over the coming twelve month period, net interest income would be adversely impacted by approximately $2.3 million, or 5.1%. If interest rates dropped by 200 points over the coming twelve-month period, net interest income would be negatively impacted by approximately $78 thousand, or 0.2%. If interest rates dropped by 100 points over the coming twelve-month period, net interest income would be positively impacted by approximately $890 thousand, or 2.0%. Current parameters and guidelines of the Company's Asset Liability Management Committee include maintaining the projected impact on the Company's net interest income for the twelve-month period at an amount not to exceed 20%. The projected impact on the Company's net interest income for the twelve-month period does not exceed the 20% threshold prescribed by the Asset Liability Management Committee's policy.

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

The Company's off-balance sheet arrangements principally include lending commitments. At March 31, 2005, the Company had no interests in nonconsolidated special purpose entities.

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

See Note 9 of Notes To unaudited Consolidated Interim Financial Statements for a discussion of these off balance sheet arrangements.

LIQUIDITY

General
Management determines the desired level of liquidity for the Company in conjunction with the Company's Asset-Liability Committee. The level of liquidity is based on Management's strategy for the Company, commitments to make loans, and the Committee's assessment of the Company's ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company's needs.

The Company's liquidity is impacted by its ability to attract and retain deposit accounts, activity within and sales from its investment securities and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Company's reputation among the communities it serves. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, the Company does not expect that withdrawals will fluctuate from historical levels in the near term. The loan portfolio of the Company is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been relatively constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At March 31, 2005, the Company had unused short-term lines of credit totaling of $26.7 million (which are withdrawable at the Company's option).

In addition, the Company utilizes borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB has an overall credit limit for each member. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB. At March 31, 2005, of its approximately $208 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $52.0 million in both short-term and long-term borrowings.

To review factors that impacted liquidity for the three month period ended March 31, 2005, see Consolidated Statements of Cash Flow contained herein.

The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. The Company's policy is to maintain a liquidity ratio between 10%-25%. At March 31, 2005, the Company's liquidity ratio was 14%. Based on Management's liquidity analysis, which analyzes the forward-looking twelve-month period, it was concluded that the Company's sources of liquidity appear adequate to meet operational needs and to maintain the liquidity ratio within policy guidelines.

The Company's long-term debt obligation position, including long-term borrowings and real property operating lease obligations, at March 31, 2005 has remained unchanged from the Company's position at December 31, 2004.  The Company's obligations with regard to pension obligations are discussed in Note 13 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2004.

Lending Commitments

The table set forth below summarizes the Company's contractual commitments to extend credit at March 31, 2005 (in thousands).

Home equity loans	$ 42,381
Credit cards	42,001
Commercial real estate development	81,551
Other unused lines of credit	39,512
Total contractural commitments to extend credit	$ 205,445

Outstanding commitments on mortgage loans not yet closed, the majority of which include interest rate lock commitments, amounted to approximately $4.7 million at March 31, 2005. These were principally single-family loan commitments. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12-month period. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management's credit evaluation of the borrower. Collateral held consists of residential properties.

At March 31, 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor for standby letters of credit and no contingent liability is considered necessary, as the Company believes it is unlikely that it will have to perform under such contracts. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 was $2.0 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, current fair values of such guarantees are deemed immaterial at March 31, 2005.

At March 31, 2005, the Company had no interests in nonconsolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

The Company originates, sells, and services mortgage loans. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $272.0 million at March 31, 2005.

Palmetto Bancshares
The holding company conducts its business through its banking subsidiary by offering commercial paper as an alternative investment tool for its commercial customers (master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At March 31, 2005, the holding company had $19.0 million in commercial paper with a weighted average rate paid during the year of 1.58%, as compared to $17.1 million at December 31, 2004 with a weighted average paid during the year of 0.75%.

Potential sources for the holding company's payment for its periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At March 31, 2005, the holding company had cash reserves of $483 thousand compared with $495 thousand at December 31, 2004. The increase between the two periods is due primarily to the receipt of funds in conjunction with stock option transactions during the first three months of 2005.

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

For a complete discussion of capital distribution regulations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

EARNINGS REVIEW

Overview
Net income totaled $3.4 million, or $0.53 per diluted share, for the three months ended March 31, 2005, compared to net income of $3.0 million, or $0.48 per diluted share, for the same period in 2004. Net income per basic share was $0.54 for the quarter ended March 31, 2005 compared to $0.48 for the same quarter of 2004.

Net income for the quarter ended March 31, 2005 increased $381 thousand over the quarter ended March 31, 2004.   Contributing to this increase over the periods was an increase in net interest income of $1.1 million and a decrease in the provision for loan losses of $150 thousand.  Offsetting these increases in net income were increases in noninterest expense totaling $553 thousand and the provision for income taxes totaling $282 thousand.

The Company's net interest margin declined to 4.66% for the quarter ended March 31, 2005 from 4.73% for the quarter ended March 31, 2004.  Average interest-earning assets increased by $113.3 million over these periods.

During the first quarter of 2005, the Company's nontraditional banking services generated revenue growth over the first quarter of 2004. Over the periods indicated, net fees for trust and brokerage services increased 12.2%, or $82 thousand, and mortgage-banking income increased 70.9%, or $117 thousand.  Offsetting this growth was a decline in investment security gains of $54 thousand.

Noninterest expense increased by 6.7% to $8.8 million for the quarter ended March 31, 2005 from $8.2 million for the quarter ended March 31, 2004 due primarily to an increase of $328 thousand in salaries and other personnel expense over the periods resulting from the additional of several new officer positions within the Bank, annual salary increases, and the hiring of new employees in anticipation of the opening of the new Easley branch during third quarter 2005.

Income tax expense increased $282 thousand during the quarter ended March 31, 2005 over the quarter ended March 31, 2004 due to an increase in projected taxable income relative to nontaxable adjustments.

First quarter 2005 earnings resulted in a return on average assets of 1.37% and a return on average shareholders' equity of 16.74% compared with 1.30% and 15.82%, respectively for the year ended December 31, 2004, and 1.37% and 16.48% at the end of the first quarter of 2004.

Net Interest Income
Net interest income for the quarter ended March 31, 2005 increased $1.1 million, or 11.0%, to $10.8 million from $9.7 million for the quarter ended March 31, 2005. The yield on interest-earning assets increased to 6.16% for the quarter ended March 31, 2005 from 5.96% for the quarter ended March 31, 2004. The cost of interest-bearing liabilities increased to 1.78% for the quarter ended March 31, 2005 from 1.45% for the quarter ended March 31, 2004.

The table set forth below summarizes the Company's yields earned, rates paid, average interest-earning assets, and average interest-bearing liabilities for the periods presented (dollars in thousands). Weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities are derived by dividing interest income and expense by the weighted average balances on interest-earning assets or interest-bearing liabilities.

	For the quarters ended March 31,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$ 3,647	$ 21	2.34%	$ 5,838	$ 15	1.03%
Federal Home Loan Bank stock and deposits	4,574	43	3.81	2,606	19	2.93
Nontaxable investment securities (1)	66,679	618	3.76	54,757	510	3.75
Taxable investment securities (1)	75,199	716	3.86	60,540	446	2.96
Loans, net of unearned (2)	790,453	12,891	6.61	703,536	11,271	6.44
Total interest-earning assets	940,552	14,289	6.16	827,277	12,261	5.96

Noninterest-earning assets
Cash and due from banks	31,649			27,514
Allowance for loan losses	(7,648)			(7,493)
Premises and equipment, net	22,274			21,876
Accrued interest	4,321			3,827
Other assets	15,350			15,080
Total noninterest-earning assets	65,946			60,804

Total assets	$ 1,006,498			$ 888,081

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Demand deposits	$ 284,638	$ 431	0.61%	$ 263,526	$ 225	0.34%
Savings	45,878	32	0.28	44,207	31	0.28
Time	371,997	2,538	2.77	349,993	2,201	2.53
Total interest-bearing deposits	702,513	3,001	1.73	657,726	2,457	1.50
Other interest-bearing liabilities	90,140	475	2.14	40,139	65	0.65
Total interest-bearing liabilities	792,653	3,476	1.78	697,865	2,522	1.45

Noninterest-bearing liabilities
Noninterest-bearing deposits	126,636			112,755
Other noninterest-bearing liabilities	4,616			3,524
Total noninterest-bearing liabilities	131,252			116,279

Total liabilities	923,905			814,144

Shareholders' equity	82,593			73,937

Total liabilities and shareholders' equity	$ 1,006,498			$ 888,081

NET INTEREST INCOME / NET YIELD ON		$ 10,813	4.66%		$ 9,739	4.73%
INTEREST-EARNING ASSETS

(1)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(2)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

The average yield on interest-earning assets increased by 20 basis points while the rate paid on average interest-bearing liabilities increased by 33 basis points. Average interest-earning assets increased over the same periods by $113.3 million while interest-bearing liabilities increased $94.8 million.

The following rate / volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004 (in thousands).

	For the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004
	Volume	Rate	Total
Interest-earnings assets
Federal funds sold	$ (9)	15	6
Federal Home Loan Bank stock and deposits	16	8	24
Nontaxable investment securities	111	(3)	108
Taxable investment securities	124	146	270
Loans, net of unearned	1,405	215	1,620
Total interest-earning assets	$ 1,647	381	2,028

Interest-bearing liabilities
Demand deposits	$ 25	181	206
Savings	1	-	1
Time	144	193	337
Total interest-bearing deposits	170	374	544
Other interest-bearing liabilities	172	238	410
Total interest-bearing liabilities	$ 342	612	954

NET INTEREST INCOME	$ 1,305	(231)	1,074

The Federal Reserve increased the federal funds target rate by 25 basis points in seven moves starting in June of 2004 and ending in March 2005. In spite of these rate increases, funding source rate changes often take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company's Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged-offs, recoveries, and other factors that impact Management's assessment of the adequacy of the Allowance. Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on Management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in Management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $600 thousand and $750 thousand for the three months March 31, 2005 and 2004, respectively.  The Allowance at March 31, 2005, December 31, 2004, and March 31, 2004 was $7.8 million, $7.6 million, and $7.7 million, respectively and represented 0.98%, 0.99%, and 1.09% of loans excluding mortgage loans held for sale, net of unearned and excluding the Allowance for the same dates, respectively.

The provision for loan losses declined from the three months ended March 31, 2004 to the same period of 2005 primarily as a result of decreases in net loans charged- off, nonperforming loans, and classified assets. Net loans charged-off during the three months ended March 31, 2005 totaled $381 thousand, down from $521 thousand during the three months ended March 31, 2004. Nonperforming assets declined from $6.6 million at March 31, 2004 to $4.8 million at March 31, 2005. Additionally, classified assets declined from $19.9 million at March 31, 2004 to $16.6 million at March 31, 2005. These factors were offset slightly by the impact of the growth of the loan portfolio over the periods.

See Financial Condition-Loan Portfolio and Allowance for Loan Losses, and Note 3 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion including factors impacting the Allowance and thus the provision for loan losses as well as the methodology for analyzing the adequacy of the Allowance.

Noninterest Income
Noninterest income for the three months ended March 31, 2005 totaled $3.7 million, down $8 thousand compared with the first quarter of 2004. Contributing to the decrease in noninterest income for the quarter ended March 31, 2005 over the quarter ended 2004 were decreases in service charges on deposit accounts and investment securities gains offset by increases in net fees for trust and brokerage services and mortgage-banking income.

Service charges on deposit accounts comprise a significant component of other noninterest income and comprised 49.7% of noninterest income during the first quarter of 2005 compared with 56.0% of noninterest income during the first quarter of 2004. Management believes that the decline in service charges on deposit accounts are partially the result of more options being offered to customers with regard to potential overdraft and nonsufficient funds situations.  As such, customers have been able to reduce costs incurred relative to such situations.  The Company periodically monitors competitive fee schedules and examines alternative opportunities to ensure that the Company realizes the maximum profits from this area.

Net fees for trust and brokerage services include fees earned through the Bank's subsidiary, Palmetto Capital and the trust department. At March 31, 2005, assets under Palmetto Capital's management totaled $145.9 million as compared with the assets under management at March 31, 2004 of $123.8 million. At March 31, 2005, assets under the trust department's management totaled $252.7 million as compared with the assets under management at March 31, 2004 of $264.7 million. The decline in assets under the management of the trust department is due to the liquidation of two relationships over the periods noted. The increase in fees earned correlates to the level of assets under management. Levels of assets under management are a function of the flow of money into and out of the fund, as well as the change in market valuation.

The Company sells a large portion of the mortgage loans it originates in the secondary market and retains the servicing rights. At March 31, 2005 the servicing portfolio for loans sold had an aggregate principal balance of $272.1 million, up from $265.7 million at December 31, 2004. The loan portfolio serviced for others at March 31, 2005 was relatively unchanged from the balance at March 31, 2004. The servicing portfolio has remained relatively unchanged over these periods due to prepayments of loans being offset by new originations. At March 31, 2005, the total servicing portfolio, including serviced portfolio loans, had an aggregate principal balance of $323.7 million, up slightly from $318.3 million at December 31, 2004. At March 31, 2004 such loans totaled $323.3 million relatively unchanged from such loans at March 31, 2005.

The table set forth below summarizes the balances that comprise the mortgage-banking income component of noninterest income for the periods indicated (in thousands).

	For the quarters ended March 31,
	2005	2004
Loan sale gains	$203	210
Mortgage-servicing fees	167	168
Mortgage-servicing rights amortization	(135)	(199)
Mortgage-servicing rights recapture (impairment)	15	(40)
Other mortgage-banking income	32	26
Total mortgage-banking income	$282	165

Activity impacting the Company's mortgage-servicing rights portfolio, including mortgage loans originated to be sold and sales of such loans, are reflected in the Consolidated Statement of Cash Flows contained herein.

The relatively unchanged gains from loan sales and mortgage servicing fees during the quarter ended March 31, 2005 over the quarter ended March 31, 2004 was attributable to an almost unchanged volume of mortgage loan held for sale originations and sales.  Additionally, the portfolio of such serviced loans remained relatively unchanged from March 31, 2004 to March 31, 2005. Mortgage-servicing rights amortization was at higher than historical levels during recent years mainly as a result of higher loan prepayment speeds. As these prepayment speeds slowed beginning in mid 2004, a reduction has been seen in mortgage servicing rights amortization.

Investment security gains declined by $54 thousand to $54 thousand during the first quarter of 2005 over the same quarter of 2004.  Once factor in this decline was the decline in available gains within the portfolio due to the rising interest rate environment over the periods.  Another factor in the decline was the reduction in calls of securities at premiums since the first quarter of 2004 also as a factor of the rising interest rate environment.

The increase in other noninterest income for the three months ended March 31, 2005 from the three months ended March 31, 2004 was the result of changes in several accounts, none of which constitute material fluctuations but that in the aggregate resulted in an increase of $83 thousand.

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

Noninterest expense for the quarter ended March 31, 2005 increased $553 thousand, or 6.7%, to $8.8 million from $8.2 million in the quarter ended March 31, 2004. Contributing to the increase in noninterest expense for the quarter ended March 31, 2005 over the quarter ended March 31, 2004 was an increase in salaries and other personnel expense and other noninterest expense.

Salaries and other personnel expense comprises a significant component of noninterest expense. Comprising 56.4% of noninterest expense in the first quarter of 2005 and 56.2% of noninterest expense in the first quarter of 2004, salaries and other personnel expense increased by $328 thousand to $5.0 million in the first quarter of 2005 from $4.6 million in the first quarter of 2004. The majority of the increase was due to increases in employee and officer salaries as well as the officer incentive plan.  These increases, in turn, resulted in an increased FICA tax expense.  Employee salaries increased $55 thousand, or 3.2%, during the first quarter of 2005 over the first quarter of 2004 primarily as a result of annual merit raises, which were budgeted to be approximately 3.5% during 2005.  Officer salaries increased $142 thousand, or 9.8%, during the first quarter of 2005 over the first quarter of 2004. In addition to annual merit raises, officer salaries increased over the periods noted due to the addition of new officer positions including those positions created in anticipation of the opening of the new Easley branch during third quarter 2005. Resulting from these salary increases was an increase in the Company's FICA tax expense of $23 thousand over the periods discussed.  The Company also continued to experience increasing medical insurance premiums during the first quarter of 2005 compared with the first quarter of 2004.  Medical insurance expense increased $23 thousand over these periods.

Other noninterest expense increased $174 thousand during the first three months of 2005 to $1.4 million over the first three months of 2004. This increase was the result of changes in several accounts, none of which constitute material fluctuations.

Income Taxes
Income tax expense totaled $1.7 million for the quarter ended March 31, 2005, compared with $1.4 million for the quarter ended March 31, 2004. The Company's effective tax rate was 33.5% and 32.1% for the three months ended March 31, 2005 and 2004, respectively.

ACCOUNTING AND REPORTING MATTERS

See footnote 1 of Item 1, Financial Statements for a discussion regarding accounting pronouncements recently adopted by the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures Regarding Market Risk for quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). The Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer) concluded as of the Evaluation Date that disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to Management (including the Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls
During the first quarter of 2005, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 of the Notes To Consolidated Interim Financial Statements for a discussion of legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the first quarter of 2005 that was not so disclosed.

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

Dated:   May 9, 2005