Form 10-Q
period 2005-06-30
PALMETTO BANCSHARES INC
filed 2005-08-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common stock, $5.00 par value	6,317,285

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$37,635	32,055
Federal funds sold	7,260	1,390
Total cash and cash equivalents	44,895	33,445

Federal Home Loan Bank ("FHLB") stock, at cost	5,339	3,866
Investment securities available for sale, at fair market value	134,121	143,733
Mortgage loans held for sale	4,889	5,854

Loans	826,802	773,254
Less allowance for loan losses	(8,051)	(7,619)
Loans, net	818,751	765,635

Premises and equipment, net	22,527	22,141
Accrued interest receivable	4,598	4,285
Other assets	16,882	14,143
Total assets	$1,052,002	993,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$130,702	124,489
Interest-bearing	729,029	702,958
Total deposits	859,731	827,447

Retail repurchase agreements	19,130	16,397
Commercial paper (Master notes)	17,701	17,051
FHLB borrowings	65,400	46,000
Other liabilities	4,826	5,445
Total liabilities	966,788	912,340

Commitments and contingencies (Note 11)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,317,285 and 6,297,285
at June 30, 2005 and December 31, 2004, respectively.	31,586	31,486
Capital surplus	596	448
Retained earnings	52,861	47,923
Accumulated other comprehensive income, net of tax	171	905
Total shareholders' equity	85,214	80,762

Total liabilities and shareholders' equity	$1,052,002	993,102

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except share data)

	For the three months ended June 30,
	2005	2004
	(unaudited)
Interest income
Interest and fees on loans	$14,099	11,232
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	169	52
State and municipal	572	570
Mortgage-backed securities	564	391
Interest on federal funds sold	34	14
Dividends on FHLB stock	59	20
Total interest income	15,497	12,279

Interest expense
Interest on deposits including retail repurchase agreements	3,445	2,413
Interest on securities sold under agreements to repurchase
and reverse repurchase agreements	-	32
Interest on federal funds purchased	40	12
Interest on FHLB borrowings	365	45
Interest on commercial paper (Master notes)	93	22
Total interest expense	3,943	2,524

Net interest income	11,554	9,755

Provision for loan losses	600	750

Net interest income after provision for loan losses	10,954	9,005

Noninterest income
Service charges on deposit accounts	1,992	2,197
Net fees for trust and brokerage services	706	768
Mortgage banking income	474	161
Investment securities gains	15	-
Other	788	726
Total noninterest income	3,975	3,852

Noninterest expense
Salaries and other personnel	5,608	5,049
Net occupancy	659	598
Furniture and equipment	920	855
Marketing and advertising	261	372
Postage and supplies	315	273
Telephone	183	187
Professional services	219	226
Other	1,428	1,194
Total noninterest expense	9,593	8,754

Net income before income taxes	5,336	4,103

Provision for income taxes	1,788	1,306

Net income	$3,548	2,797

Share Data:
Net income - basic	$0.56	0.45
Net income - diluted	0.55	0.43
Cash dividends	0.16	0.14
Book value	13.49	11.89

Weighted average common shares outstanding - basic	6,314,043	6,266,931
Weighted average common shares outstanding - diluted	6,420,995	6,381,267

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common share data)

	For the six months ended June 30,
	2005	2004
Interest income
Interest and fees on loans	$26,990	22,503
Interest and dividends on investment securities available for sale:
U.S. Treasury and U.S. Government agencies	251	160
State and municipal	1,190	1,080
Mortgage-backed securities	1,198	729
Interest on federal funds sold	55	29
Dividends on FHLB stock	102	39
Total interest income	29,786	24,540

Interest expense
Interest on deposits, including retail repurchase agreements	6,533	4,893
Interest on securities sold under agreements to repurchase
and reverse repurchase agreements	-	32
Interest on federal funds purchased	65	31
Interest on FHLB borrowings	662	45
Interest on commercial paper (Master notes)	159	45
Total interest expense	7,419	5,046

Net interest income	22,367	19,494

Provision for loan losses	1,200	1,500

Net interest income after provision for loan losses	21,167	17,994

Noninterest income
Service charges on deposit accounts	3,839	4,280
Net fees for trust and brokerage services	1,458	1,438
Mortgage banking income	756	326
Investment securities gains	69	108
Other	1,566	1,421
Total noninterest income	7,688	7,573

Noninterest expense
Salaries and other personnel	10,572	9,685
Net occupancy	1,259	1,189
Furniture and equipment	1,805	1,738
Marketing and advertising	523	586
Postage and supplies	632	594
Telephone	366	369
Professional services	400	412
Other	2,835	2,427
Total noninterest expense	18,392	17,000

Net income before income taxes	10,463	8,567

Provision for income taxes	3,505	2,741

Net income	$6,958	5,826

Share Data
Net Income - basic	$1.10	0.93
Net Income - diluted	1.08	0.91
Cash dividends	0.32	0.28
Book value	13.49	11.89

Weighted average common shares outstanding - basic	6,311,798	6,265,500
Weighted average common shares outstanding - diluted	6,418,417	6,379,006

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$6,958	5,826
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	1,664	2,066
Investment securities gains	(15)	(108)
Provision for loan losses	1,200	1,500
Origination of loans held for sale	(35,621)	(20,537)
Proceeds from sale of loans held for sale	37,071	23,229
Gain on sale of loans	(616)	(326)
Change in accrued interest receivable	(313)	(22)
Change in other assets, net	(2,131)	(3,039)
Change in other liabilities, net	(619)	669

Net cash provided by operating activities	7,578	9,258

Cash flows from investing activities
Purchase of investment securities available for sale	(46,058)	(60,920)
Proceeds from maturities of investment securities available for sale	685	6,287
Proceeds from sales and calls of investment securities available for sale	44,978	15,335
Principal paydowns on mortgage-backed securities available for sale	8,517	12,926
Purchase of Federal Home Loan Bank stock	(1,473)	(254)
Net increase in loans outstanding	(54,701)	(28,048)
Purchases of premises and equipment, net	(1,371)	(1,696)

Net cash used in investing activities	(49,423)	(56,370)

Cash flows from financing activities
Net increase in deposit accounts	32,284	13,110
Net increase in securities sold under agreements to repurchase	2,733	5,265
Net increase (decrease) in commercial paper	650	(973)
Net decrease in federal funds purchased	-	(4,714)
Net increase in FHLB borrowings	19,400	30,000
Proceeds from stock option activity	248	80
Dividends paid	(2,020)	(1,755)

Net cash provided by financing activities	53,295	41,013

Net increase in cash and cash equivalents	11,450	(6,099)
Cash and cash equivalents, beginning of the period	33,445	33,239

Cash and cash equivalents, end of the period	$44,895	27,140

Supplemental Information
Cash paid during the period for:
Interest expense	$3,881	5,114
Income taxes	3,792	2,192

Supplemental schedule of non-cash transactions
Change in unrealized gain on investment securities available
for sale, pretax	$(1,193)	(2,578)
Loans transferred to other real estate owned	516	1,238
Loans charged-off	858	1,046

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common share data)
(unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2003	6,263,210	$ 31,316	$ 250	$ 39,454	$ 969	$ 71,989

Net income				5,826		5,826
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net
of tax effect of $951					(1,519)
Less: reclassification adjustment included
in net income, net of tax effect of $42					(66)
Net unrealized gains on securities						(1,585)

Comprehensive income						4,241

Cash dividend declared and paid ($0.28 per share)				(1,755)		(1,755)
Stock option activity	6,325	32	48			80

Balance at June 30, 2004	6,269,535	$ 31,348	$ 298	$ 43,525	$ (616)	$ 74,555

Balance at December 31, 2004	6,297,285	$ 31,486	$ 448	$ 47,923	$ 905	$ 80,762

Net income				6,958		6,958
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $433					(692)
Less: reclassification adjustment included
in net income, net of tax effect of $27					(42)
Net unrealized losses on securities						(734)

Comprehensive income						6,224

Cash dividend declared and paid ($0.32 per share)				(2,020)		(2,020)
Stock option activity	20,000	100	148			248

Balance at June 30, 2005	6,317,285	$ 31,586	$ 596	$ 52,861	$ 171	$ 85,214

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Notes To Consolidated Interim Financial Statements (unaudited)

Palmetto Bancshares is a bank holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 31 retail offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the "Upstate"). Brokerage operations are conducted through the Bank's wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital, except where the context requires otherwise.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies followed by the Company for reporting within this quarterly report are consistent with the accounting policies followed for annual financial reporting with the exception of the additional accounting policy disclosed below relative to loan securitizations.  Additionally, the unaudited Consolidated Interim Financial Statements included herein are prepared in conformity with the Securities and Exchange Commission's instructions for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements are not included.  As such, the information contained in this report should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Loan Securitizations
From time to time, the Company packages and sells loan receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when control over these assets has been surrendered. In conjunction with such transactions, the Company does not retain any interest in the loan or securities other than mortgage-servicing rights. During the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans. The gains or losses associated with the securitization transaction and the subsequent investment security sale were reported in the Consolidated Statement of Income for the quarter ended June 30, 2005.

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

Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements included herein, which are unaudited with the exception of those as of the year ended December 31, 2004, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications
Certain amounts previously presented in consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior period net income or retained earnings as previously reported.

Recently Adopted Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that impact accounting, reporting, and disclosure of financial information by the Company.

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment."  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that do not file as small business issuers, SFAS No. 123(R) was originally scheduled to become effective beginning as of the first interim reporting period beginning after June 15, 2005.

In April 2005, the Securities and Exchange Commission (the "SEC") deferred the effective date of SFAS No. 123(R) for many registrants until the beginning of the first annual period beginning after June 15, 2005. The new rule does not otherwise change the application of Statement 123(R)'s recognition, measurement, disclosure, or transition provisions. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations, and cash flows.  The cumulative impact of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

Also during April 2005, the SEC's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004).  SAB No. 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain

Investments Held by Not-for-Profit Organizations" that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 were effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.  The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and / or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1.  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a.  As a result of the effective date of this guidance being delayed, the Company has not evaluated the impact of the initial adoption of this guidance on the financial condition or results of operations, if any.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3."  This Statement replaces Accounting Principles Bulletin ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. The adoption of SFAS No. 154 had no material impact on the Company's financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.       NATURE OF OPERATIONS

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, checking, savings, money market, and other time deposits for a wide range of consumer and commercial depositors, loans for business, real estate, and personal uses, safe deposit box rental, electronic funds transfer services, telephone banking, and bank card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and its mortgage-banking operation meets a range of customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services. Palmetto Capital offers customers stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through an affiliated company.

3.       INVESTMENT SECURITIES AVAILABLE FOR SALE

The tables set forth below summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Government agencies	$28,939	13	(80)	28,872
State and municipal	62,551	942	(433)	63,060
Mortgage-backed	42,352	85	(248)	42,189
Total	$133,842	1,040	(761)	134,121

	December 31, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
United States Government agencies	$10,053	6	(38)	10,021
State and municipal	68,198	1,629	(331)	69,496
Mortgage-backed	64,010	277	(71)	64,216
Total	$142,261	1,912	(440)	143,733

From December 31, 2004 to June 30, 2005, the investment securities portfolio experienced a shift from mortgage-backed securities to United States Government agencies.  This shift reflects the Company's goal of having an investment securities portfolio concentrated on total return as funds from the sale of mortgage-backed securities were reinvested into agencies that had a better total return profile at the time of execution.  The decline in the total investment securities portfolio of approximately 7% from December 31, 2004 to June 30, 2005 is primarily attributed to cash flow resulting from mortgage-backed security prepayments and paydowns being used to fund the Company's loan portfolio growth.

Investment securities available for sale were impacted by purchases, securitizations, proceeds from the sale, maturity, and / or call of such securities as well as principal paydowns of mortgage-backed securities, which is reflected in the Consolidated Statement of Cash Flows. During the three month period ended June 30, 2005, the Company had realized gains of $264 thousand and realized losses amounting to $249 thousand on sales of investment securities available for sale compared with no realized gains or losses during the three month period ended June 30, 2004. For the six month period ended June 30, 2005, the Company had realized gains of $382 thousand and realized losses amounting to $313 thousand on sales of investment securities available for sale compared with realized gains of $141 thousand and realized losses amounting to $33 thousand during the six month period ended June 30, 2004. Specific identification is the basis on which cost is determined in computing realized gains and losses.

Most mortgage-backed investment securities are either fully backed or sponsored by the United States Government and provide income with less risk than other investment options. In addition, generally such investments are traded actively, so liquidity risk is minimal. Management believes that the unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, Management does not consider these investments to be other-than-temporarily impaired.

At June 30, 2005 investment securities available for sale totaling $102.6 million were pledged and $62.3 million were being utilized to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4.       LOANS

The table set forth below summarizes loans, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	June 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Commercial business	$90,828	11.1%	90,708	11.8
Commercial real estate	537,058	65.6	478,943	62.6
Installment	17,835	2.2	19,910	2.6
Installment real estate	52,678	6.4	51,846	6.8
Indirect	25,590	3.1	16,383	2.1
Credit line	1,900	0.2	2,012	0.3
Prime access	51,387	6.3	45,655	5.9
Residential mortgage	35,080	4.3	52,669	6.9
Bankcards	10,480	1.3	10,930	1.4
Business manager	419	0.1	552	0.1
Other	1,888	0.2	1,473	0.2
Gross Loans	$825,143	100.8%	771,081	100.7
Allowance for loan losses	(8,051)	(1.0)	(7,619)	(1.0)
Loans in Process	1,073	0.1	1,470	0.2
Deferred Loans Fees and costs	586	0.1	703	0.1
Loans, net	$818,751	100.0%	765,635	100.0

Loans included in the table are net of whole loans, participations sold, and mortgage loans serviced for others. Mortgage loans serviced for the benefit of others amounted to $294.1 million and $265.7 million at June 30, 2005 and December 31, 2004, respectively. Most of these mortgage loans are serviced for the Federal Home Loan Mortgage Corporation.

As reflected in the table above, material fluctuations were experienced in the commercial real estate, indirect lending, and residential mortgage portfolios.

Management has continued its emphasis on loans secured by real estate during the first six months of 2005 as Management believes such loans involve less inherent risk than those secured by collateral other than real estate or loans that are unsecured. Management believes that this growth is due to the Company's capitalization on good commercial real estate opportunities in the Company's market.  From December 31, 2004 to June 30, 2005, the commercial real estate portfolio grew by $58.1 million, or 12.1%.

During the first six months of 2005, the Company's indirect lending portfolio increased $9.2 million, or 56.2%.  Management attributes this automobile loan growth to a new program offered by the Company that targets high scoring consumers at competitive rates. The goal of this program is to first introduce the Company and its products to reputable automobile dealers.  Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers.

The residential mortgage loan portfolio decreased $17.6 million, or 33.4%, during the first six months of 2005.  Residential mortgage loan originations during this period were offset by prepayments as well as a loan securitization and loan sales during the second quarter of 2005 totaling approximately $14 million.  As noted above, during the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans. The goal of this securitization was to provide enhanced liquidity resources, improve capital ratios, and to provide growth in revenues from off-balance sheet servicing activities. In addition to this securitization, approximately $4 million residential mortgage loans were sold during the second quarter of 2005 from the loans receivable portfolio.

The table set forth below summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	June 30,	December 31,
	2005	2004
Nonaccrual loans	$2,343	2,323
Loans past due 90 days and still accruing (1)	224	147
	$2,567	2,470

(1) Substantially all of these loans are bankcard loans.

As of June 30, 2005, Management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

The table set forth below summarizes the activity impacting the allowance for loan losses (the "Allowance") for the periods indicated (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$7,838	7,692	7,619	7,463
Provision for loan losses	600	750	1,200	1,500

Loans charged-off	455	477	858	1,046
Loan recoveries	68	18	90	66
Net charged off loans	387	459	768	980

Balance, end of period	$8,051	7,983	8,051	7,983

The Allowance balance remained relatively unchanged when comparing the three and six month periods ended June 30, 2004 to the same periods of 2005 although the provision for loan losses declined when comparing both periods primarily as a result of increasing credit quality.  In an effort to mitigate any credit deterioration resulting from economic conditions, Management has and continues to emphasize conservative underwriting in an effort to manage credit quality. Classified assets at June 30, 2005 were relatively unchanged from June 30, 2004 and December 31, 2003.  Although classified assets increased at June 30, 2005 over December 31, 2004 Management believes that this increase was due to the fact that classified assets were at levels not necessarily indicative of credit quality trends at December 31, 2004.  Comparing classified assets to the other periods noted above gives a better picture of the Company's historical levels of classified assets.  From these levels, classified assets remained relatively unchanged at June 30, 2005. Additionally, net loans charged-off during the three month period ended June 30, 2005 totaled $387 thousand, down from $459 thousand during the three month period ended June 30, 2004. Net loans charged-off during the six month period ended June 30, 2005 totaled $768 thousand, down from $980 thousand during the six month period ended June 30, 2004. Also contributing to the relatively unchanged balance of the Allowance from June 30, 2004 to June 30, 2005 was a declining trend in nonperforming assets over the periods.  Nonperforming assets declined from $3.0 million at June 30, 2004 to $2.3 million at both December 31, 2004 and June 30, 2005. These factors were offset slightly by the impact of the growth of the loan portfolio over the periods.

SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor's carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor's recorded liability. Any troubled debt restructurings entered into by the Company for the period ended June 30, 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. See Note 11 for a discussion of the Company's lending commitments.

The Company's primary market area is the Upstate region of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At June 30, 2005, except for the concentration of a majority of the loan portfolio in the Company's primary market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

5.       MORTGAGE-SERVICING RIGHTS

The Company originates, sells, and services mortgage loans. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $294.1 million, $265.7 million, and $269.6 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. As previously discussed, during the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans and sold approximately $4 million residential mortgage loans from the loans receivable portfolio, in addition to its loan sales in the ordinary course of business.  Both of the second quarter transactions were executed with mortgage-servicing rights retained. In addition to these two transactions, the increase in mortgage loans serviced for the benefit of others can be contributed to the decline in mortgage loan payoffs over prior periods due to the increasing interest rate environment.

The table set forth below summarizes the changes in the carrying amount of capitalized mortgage-servicing rights, which are included in other assets, for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Mortgage-servicing rights, beginning of period	$2,358	2,478	2,316	2,567
Capitalized mortgage-servicing rights	364	113	526	263
Amortization	(199)	(131)	(337)	(320)
Change in valuation allowance	25	(69)	43	(119)
Total mortgage-servicing rights, end of period	$2,548	2,391	2,548	2,391

The aggregate fair market value of mortgage-servicing rights at both June 30, 2005 and 2004 was $2.5 million and $2.2 million, respectively.

The table set forth below summarizes the activity impacting the valuation allowance for impairment of mortgage-servicing rights, which is included in other assets, for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Valuation allowance, beginning of period	$114	90	132	40
Aggregate additions charged and reductions credited to operations	(25)	69	(43)	119
Valuation allowance, end of period	$89	159	89	159

Activity impacting the Company's mortgage-servicing right portfolio, including mortgage loans originated to be sold and sales, are reflected in the Consolidated Statement of Cash Flows.

Capitalized mortgage-servicing rights have increased for both the three and six month periods ended June 30, 2005 over the same periods of 2004 due in part to the increase in mortgage loan sales in the normal course of business during those periods.  Also contributing to this increase for both the three and six month periods ended June 30, 2005 over the same periods of 2004 were $142 thousand of mortgage-servicing rights retained and capitalized in conjunction with the loan securitization and sales during the second quarter of 2005 from loans receivable.

As a result of the flattening yield curve, fixed rate loans become more impaired as prepayment speeds increase. Additionally, fifteen year fixed rate loans become more impaired than thirty year fixed rate loans due to the shorter duration. Prepayment speeds increased during the three and six month periods ended June 30, 2005, in part due to the loan securitization during the three month period ended June 30, 2005, thereby impacting mortgage-servicing right impairment for that period.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, estimated amortization and impairment expense related to mortgage-servicing rights is $620 thousand for the year ended December 31, 2005, $485 thousand for the year ended December 31, 2006, $376 thousand for the year ended December 31, 2007, $289 thousand for the year ended December 31, 2008, $220 thousand for the year ended December 31, 2009, and a total of $203 thousand in years thereafter. Management is aware of no material events or uncertainties that would cause reported expenses related to mortgage-servicing rights not to be indicative of future operating results or future financial condition or that would cause future operating results or future financial condition to differ material from these projections. However, amortization expense is calculated based on current available information regarding loan payments and prepayments and could change in future periods based on changes in volume of prepayments and economic factors.

6.       OTHER INTANGIBLE ASSETS

The table set forth below summarizes intangible assets, net of accumulated amortization, which are included in other assets, at the dates indicated (in thousands).

	June 30,	December 31,
	2005	2004
Finite life intangible assets
Intangible assets from branch acquisitions	$247	320

Infinite life intangible assets
Intangible assets from branch acquisitions	3,691	3,691

Total other intangible assets	$3,938	4,011

The table set forth below summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles and are included in other assets, and the related amortization for the years indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$283	428	320	464
Amortization	(36)	(36)	(73)	(72)
Balance, end of period	$247	392	247	392

There were no changes in the carrying amount of goodwill for the three or six month periods ended June 30, 2005.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, estimated amortization expense related to finite lived intangibles is $144 thousand for the year ended December 31, 2005, $48 thousand for the years ended December 31, 2006 and 2007, $45 thousand for the year ended December 31, 2008, and $33 thousand for the year ended December 31, 2009. Management is aware of no material events or uncertainties that would cause reported expenses related to intangible assets not to be indicative of future operating results or future financial condition or that would cause future operating results or future financial condition to differ material from these projections.

The Company's infinite life intangible assets are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. The valuation as of June 30, 2005 indicated that no impairment charge was required as of that test date. There have been no events or circumstances since June 30, 2005 that indicate there may be impairment.

7.       DEPOSITS

The table set forth below summarizes deposits, by type, at the dates indicated (in thousands).

	June 30,	December 31,
	2005	2004
Transaction deposit accounts	$322,775	309,561
Savings deposit accounts	50,275	44,972
Money market deposit accounts	118,815	95,608
Time deposit accounts	367,866	377,306
Total	$859,731	827,447

8.       BORROWINGS FROM THE FEDERAL HOME LOAN BANK

At June 30, 2005, of its approximately $221 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $65.4 million in short-term and long-term borrowings. Of this balance at June 30, 2005, $23 million was long-term.

9.       EMPLOYEE BENEFIT PLANS

Postretirement Benefits
The table set forth below summarizes the combined adjusted postretirement benefit expense components for the Company's noncontributory defined benefit pension plan for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Service cost	$346	119	487	267
Interest cost	392	139	557	302
Expected return on plan assets	(586)	(183)	(815)	(397)
Amortization of prior service cost	5	2	8	4
Amortization of net loss	58	17	78	37
Net periodic benefit cost	$215	94	315	213

The Company expects to contribute $1.2 million to the plan during 2005. During the three and six month periods ended June 30, 2005, $300 thousand and $623 thousand was contributed, respectively.

Stock Option Plan
At June 30, 2005, the Company had a stock-based employee and director option plan, which is described more fully in Note 13 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.  Prior to its revision in December 2004, SFAS No. 123, "Accounting for Stock-Based Compensation," allowed a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under APB Opinion No. 25 to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. In Management's opinion, the existing stock option valuation models did not necessarily provide a reliable single measure of stock option fair market value. Therefore, as permitted, the Company has applied the existing accounting rules under APB Opinion No. 25 and provided proforma net income and proforma earnings per common share disclosures for employee stock option grants as if the fair market value based method defined in SFAS No. 123 had been applied. In accordance with the provisions of APB Opinion No. 25 and related interpretations, which requires compensation expense for options be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant, no compensation expense was recognized for stock options granted during the three or six month periods ended June 30, 2005 and 2004.

The table set forth below summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company has applied these provisions to stock-based employee compensation for the periods indicated (in thousands, except share data).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$3,548	2,797	6,958	5,826
Deduct: Total stock-based employee and director compensation expense determined under fair value-based methods for all
awards, net of related tax effects	24	34	48	67
Pro forma net income	$3,524	2,763	6,910	5,759

Earnings per share
Basic - as reported	$0.56	0.45	1.10	0.93
Basic - pro forma	0.56	0.44	1.09	0.92

Diluted - as reported	$0.55	0.43	1.08	0.91
Diluted - pro forma	0.55	0.43	1.08	0.90

The Company did not grant any options during the second quarter of 2004 or 2005.  34,000 options were granted during the first quarter of 2004 and 33,000 options during the same period of 2005. The weighted average fair value of options granted approximated $5.22 and $4.18, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004 and 2005, respectively: dividend yield of 2.4% and 2.6%, expected volatility of 18% and 10%, average risk-free interest rate of 4% for grants during both years, expected lives of 10 years, and a vesting period of five years.

The table set forth below summarizes stock option activity for the 1997 Stock Compensation Plan for the period indicated.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 2003	261,510	$12.95
Granted	34,000	23.30
Forfeited	-	-
Exercised	(6,325)	12.74
Outstanding at June 30, 2004	289,185	$14.17

Outstanding at December 31, 2004	257,835	$14.59
Granted	33,000	26.60
Forfeited	-	-
Exercised	(20,000)	12.44
Outstanding at June 30, 2005	270,835	$16.22

In December 2004, the FASB published SFAS No. 123 (revised), "Share-Based Payment." SFAS No.123(R) was designed to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123 as amended in December 2002.

10.   NET INCOME PER COMMON SHARE

Basic and diluted earnings per share have been computed based on net income presented in the accompanying Consolidated Statements of Income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Basic weighted average number of common shares outstanding	6,314,043	6,266,931	6,311,798	6,265,500
Dilutive effect arising from potential common share issuances	106,952	114,336	106,619	113,506
Diluted weighted average number of common shares outstanding	6,420,995	6,381,267	6,418,417	6,379,006

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares as of that date.  At June 30, 2005 and 2004, there were no option shares that were excluded from the calculation of diluted earnings, based on information available to Management at that time.

The Company paid cash dividends of $0.16 per share for the quarter ended June 30, 2005 and $0.14 per share for the same quarter of 2004.  Cash dividends for the six month periods ended June 30, 2005 and 2004, respectively were $0.32 and $0.28 per share.

11.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of Management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial condition or results of operations.

Lending Commitments
The table set forth below summarizes the Company's contractual commitments to extend credit at June 30, 2005 (in thousands).

Home equity loans	$44,028
Credit cards	44,610
Commercial real estate development	79,057
Other unused lines of credit	34,510
Total contractural commitments to extend credit	$202,205

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. At June 30, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 was $1.9 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market values of such guarantees were material at June 30, 2005.

Other Off-Balance Sheet Arrangements
At June 30, 2005, the Company had no interests in nonconsolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

12.   DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133. All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

The Company has identified the following derivative instruments at June 30, 2005: commitments to originate certain residential loans held for sale and forward sales commitments.

The Company originates certain residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of loans ("forward sales commitments").

Outstanding commitments on mortgage loans not yet closed amounted to approximately $8.3 million at June 30, 2005. The fair value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at June 30, 2005.

13.   REGULATORY CAPITAL REQUIREMENTS

The ability of the Company to pay cash dividends over the long-term is dependent upon receiving cash in the form of dividends from its subsidiary, the Bank. South Carolina's banking regulations restrict the amount of dividends that the Bank can pay. All dividends paid from the Bank are payable only from the net income of the current year, unless prior regulatory approval is granted. Capital adequacy considerations could further limit the availability of dividends from the Bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. If the Company or the Bank fails to meet minimum capital requirements, regulators can take certain mandatory and discretionary actions that, if undertaken, could have a material effect on the Company's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and to average assets (as defined in the regulations).

At June 30, 2005, the most recent notification from federal banking agencies categorized the Company and the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized," minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below (dollars in thousands) must be maintained. Since June 30, 2005, there have been no events or conditions that Management believes have changed these categories.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2005
Total capital to risk-weighted assets
The Company	$88,901	10.18%	$69,864	8.00%	N/A	N/A
The Bank	88,157	10.09	69,864	8.00	$87,330	10.00%

Tier 1 capital to risk-weighted assets
The Company	$80,850	9.26%	$34,932	4.00%	N/A	N/A
The Bank	80,106	9.17	34,932	4.00	$52,398	6.00%

Tier 1 capital to average assets
The Company	$80,850	7.76%	$41,699	4.00%	N/A	N/A
The Bank	80,106	7.68	41,711	4.00	$52,139	5.00%

At December 31, 2004
Total capital to risk-weighted assets
The Company	$83,234	10.33%	$64,434	8.00%	N/A	N/A
The Bank	82,739	10.27	64,434	8.00	$80,542	10.00%

Tier 1 capital to risk-weighted assets
The Company	$75,615	9.39%	$32,217	4.00%	N/A	N/A
The Bank	75,120	9.33	32,217	4.00	$48,325	6.00%

Tier 1 capital to average assets
The Company	$75,615	7.76%	$38,994	4.00%	N/A	N/A
The Bank	75,120	7.70	39,005	4.00	$48,757	5.00%

The Bank's total capital to risk-weighted assets ratio declined from 10.27% at December 31, 2004 to 10.09% at June 30, 2005 primarily due to the growth of 100% risk weighed assets at a rate faster than that of risk based capital.  The Company's 2005 Profit Plan projected that total loans would grow by $55.9 million during 2005.  Total loans grew by $52.6 million during the first six months of 2005.  However, risk based capital did not experience the same percentage of growth during the same period thereby negatively impacting the total capital to risk-weighted assets ratio.  Management does not believe that these conditions give rise to concern regarding the ratio due to the fact that Management expects that loan growth will continue to increase toward the 2005 Profit Plan amount during the second six months of 2005, but at a slower pace than during the first six months of 2005.  As risk based capital continues to increase toward the 2005 Profit Plan amount and as the pace of loan growth slows, the Bank's total capital to risk-weighted assets ratio will return to balances typical for the Bank. Management is currently exploring options for adjustments to ensure the Bank remains in a  "well-capitalized" position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

COMPANY OVERVIEW

Palmetto Bancshares is a bank holding company organized under the laws of South Carolina in 1982. The Palmetto Bank (the "Bank"), a wholly owned subsidiary of the holding company, was organized and chartered under South Carolina law in 1906. The Company's corporate offices are located at 301 Hillcrest Drive, Laurens, South Carolina. The Bank is a full-service bank and trust company. At June 30, 2005, the Bank had thirty-one full-service offices in the Upstate region of South Carolina within the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1). In addition to retail offices, at June 30, 2005, the Bank had 30 ATM locations (including three at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. The Bank engages in investment services through its wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital, except where the context requires otherwise.

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

Management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Company, its customers, and its shareholders. Expansion opportunities are currently being evaluated in the market areas in which the Company currently serves. During the second quarter of 2004, the Company closed on a real estate site in Easley, South Carolina that will introduce the Company's presence into Pickens County. Easley is a culturally diverse community with approximately 20,000 residents living within the city limits. Maintaining the Company's focus on serving Upstate South Carolina, ground was broken on the new office in Easley in December 2004, with the office opening scheduled for third quarter 2005. A temporary office is being utilized in Easley from which the Company is conducting preliminary planning and branch operations until the retail office opens.

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

SECOND QUARTER HIGHLIGHTS

At June 30, 2005, the Company's assets totaled $1.1 billion, an increase of $58.9 million or 5.9% over December 31, 2004. The increase in assets during the first six months of 2005 resulted primarily from an increase in total loans of $52.6 million. Average assets increased 13.9% in 2005 over the same period of 2004.  Over the same period, average interest-earning assets increased 14.3%. Total liabilities increased $54.4 million, or 6.0%, at June 30, 2005 over December 31, 2004, to a balance of $966.8 million. This increase resulted primarily from increases in interest-bearing deposit accounts and FHLB borrowings over the same periods. Total deposits and other borrowings were $962.0 million at June 30, 2005, up from $906.9 million at December 31, 2004. Total shareholders' equity at June 30, 2005 totaled $85.2 million, an increase of $4.5 million over December 31, 2004.

Net income for the quarter ended June 30, 2005 increased 26.9% to $3.5 million from net income of $2.8 million in the comparable quarter in fiscal 2004. Basic earnings per common share increased to $0.56 per common share for the quarter ended June 30, 2005 compared to $0.45 per common share for the quarter ended June 30, 2004. On a diluted basis, earnings per common share increased to $0.55 from $0.43 in the comparable period.

On a comparative basis, net interest income increased $1.8 million, or 18.4%, between the quarters ended June 30, 2005 and June 30, 2004. The Company's net interest margin in the quarter ended June 30, 2005 increased to 4.72% compared with 4.59% during the quarter ended June 30, 2004. The Company's average earning assets increased $126.4 million between the quarters ended June 30, 2005 and 2004.

Net income during the quarter ended June 30, 2005 in comparison to the same quarter ended June 30, 2004 increased by $751 thousand. Noninterest income was $4.0 million for the second quarter of 2005, increasing by $123 thousand, or 3.2%, over the comparable quarter last year. Mortgage-banking income comprised 11.9% of total noninterest income in the current quarter and increased $313 thousand, or 194.4%, from the comparable quarter ended June 30, 2004. The increase was principally related to higher gains on sales of mortgage loans that were attributed to increased sales over the periods noted as well as a loan securitization during the second quarter of 2005.  This increase in mortgage-banking income was partially offset by declines in service charges on deposit accounts.  Service charges on deposit accounts decreased $205 thousand, or 9.3%, during the quarter ended June 30, 2005 when compared with the same quarter of 2004. The decline in service charges on deposit accounts is primarily related to nonsufficient funds and overdraft service charge declines due to customers' increased used of the Company's overdraft protection program as well as an increase in alternative transaction methods such as debit cards.  This increased use of debit cards has decreased the Company's service charge opportunities, since transactions that would otherwise result in overdrafts are typically declined by the merchant.

Total noninterest expense increased by 9.6%, or $839 thousand, during the quarter ended June 30, 2005 compared with the comparable quarter ended June 30, 2004. Salaries and other personnel expenses were higher in the current quarter, increasing by $559 thousand, due to the increased staffing for new positions and the new Easley office and from adjustments for annual merit increases and other benefit programs.

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

Investment securities available for sale, excluding FHLB capital stock, totaled $134.1 million at June 30, 2005, a decrease of $9.6 million, or 6.7%, over December 31, 2004.

The table set forth below summarizes the Company's investment securities available for sale composition at the dates indicated (dollars in thousands).

	June 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
United States Government agencies	$28,872	21.5%	10,021	7.0
State and municipalities	63,060	47.0	69,496	48.3
Mortgage-backed	42,189	31.5	64,216	44.7
Total	$134,121	100.0%	143,733	100.0

See Consolidated Statements of Cash Flows contained herein for a summary of how purchases, securitizations, proceeds from the sale, maturities, and / or calls of such investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the six month period ended June 30, 2005.

At June 30, 2005, the investment securities portfolio declined slightly to 12.7% of total assets from 14.5% at December 31, 2004. The Company was in a gross unrealized gain position on securities available for sale at June 30, 2005 of $279 thousand compared to a gross realized gain position of $1.5 million at December 31, 2004. At June 30, 2005, the Government agencies portfolio was in an unrealized loss position of $67 thousand, the municipal portfolio had an unrealized gain position of $509 thousand, and the mortgage-backed securities portfolio had an unrealized loss position of $163 thousand.  Typically, a rising interest rate environment negatively impacts the yield curve for the securities available for sale portfolio thereby impacting the unrealized position of the portfolio negatively.

The weighted average life and duration of the securities portfolio is maintained to limit overall exposure and to provide flexibility to proactively manage cash flow as market conditions change. The average weighted life of the Company's securities available for sale portfolio was 3.61 years at June 30, 2005 up from 3.60 years at December 31, 2004. Management attributes the slight increase in duration to the continued decline in prepayments of mortgage-backed securities due to rising interest rates.

Average balances of available for sale investment securities, excluding FHLB capital stock, increased to $140.0 million for the first six months of 2005 compared with $134.9 million for the year ended December 31, 2004.  The average portfolio yield, including the unrealized gain or loss on available for sale securities, increased for the six month period ended June 30, 2005 to 3.80% from 3.46% for the year ended December 31, 2004. The average portfolio yield, including the unrealized gain or loss on available for sale securities, for the six month period ended June 30, 2004 was 3.27%. The increasing yield trend can be contributed to the increase in average taxable investment securities over the periods presented which typically earn a higher return than nontaxable investment securities.  For the three month period ended June 30, 2005 taxable investment securities increased $11.7 million and the yield on these securities increased 110 basis points over the three month period ended June 30, 2004.  For the six month period ended June 30, 2005 taxable investment securities increased $13.2 million and the yield on these securities increased 100 basis points over the six month period ended June 30, 2004.

In accordance with the Company's investment policy, all investment securities must be rated AA - A in order to minimize credit risk. At June 30, 2005, while all security ratings were in compliance with the policy guidelines, approximately 55% of the securities portfolio was rated AAA, either by Standard and Poors or Moody's, which constitutes the highest credit worthiness.  Additionally, at June 30, 2005, the entire MBS portfolio was fixed rate.

Loans Held for Sale
Loans held for sale consists primarily of 15 and 30 year mortgages which the Company intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or fair market value. The fair value of mortgage loans held for sale is based on the fair market value for such outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the Company's practice of typically selling these loans within 30 days of origination. Loans held for sale were $4.9 million and $5.9 million at June 30, 2005 and December 31, 2004, respectively. Loans held for sale were impacted by originations and sales activity, which are reflected in the Consolidated Statement of Cash Flows. No valuation allowance to reduce these loans to lower of cost or fair market value was required at June 30, 2005 or December 31, 2004.

Loan Portfolio
General. As loans represent the most significant component of interest-earning assets, the Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans, indirect dealer loans, and mortgage loans. The loan portfolio is diversified, and the Bank's business is not dependent on any single customer or industry, or a few customers or industries. Although loans may be originated outside of South Carolina, the majority of the loan portfolio is originated in the market area of Upstate, South Carolina. Certain risks are inherent within any loan portfolio.  For a discussion of characteristics of the loan portfolio, including such risks, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

At June 30, 2005, loans outstanding, excluding mortgage loans held for sale, were $826.8 million, or 79% of total assets.  Total loans outstanding at December 31, 2004 totaled $773.3 million, or 78% of total assets. See Note 4 of Item 1, Financial Statements for a discussion regarding loan composition, excluding those mortgage loans held for sale, by classification.

Credit Quality. The table set forth below summarizes the classified assets at the dates indicated (in thousands).

	June 30,	December 31,
	2005	2004
Special mention	$5,539	3,209
Substandard	10,566	10,569
Doubtful	1,236	1,582
Loss	1	1
Total classified assets	$17,342	15,361

Management believes that the increase in special mention classified assets at June 30, 2005 over December 31, 2004 does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to isolated loan circumstances.  The remaining classified asset portfolios remained relatively unchanged from over the two periods noted.

The Company's loan portfolio is periodically reviewed and loans are, in the opinion of Management, appropriately classified, and Allowances have been established against all assets requiring classification.

The table set forth below summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2005		2004
Nonaccrual loans	$2,343		2,323
Real estate acquired in settlement of loans	2,323		2,413
Repossessed automobiles	180		282
Total nonperforming assets	4,846		5,018
Loans past due 90 days and still accruing (1)	224		147
Total nonperforming assets and loans past due 90 days and still accruing	$5,070		5,165

Ending loans (2)	$826,802		773,254
Nonaccrual loans as a percentage of loans (2)	0.28%		0.30
Nonperforming assets as a percentage of
total assets	0.46%		0.51
Allowance for loan losses to nonaccrual loans	3.44	x	3.28

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Although it appears that the overall United States economy has begun to gain strength, markets served by the Company experienced variability in terms of unemployment rates, bankruptcy filings, and delinquency rates. In an effort to mitigate any credit deterioration resulting from economic conditions, Management continues to emphasize conservative underwriting in an effort to manage credit quality. As a result, credit quality trends have remained relatively unchanged since year-end 2004.

As the table set forth below indicates, the composition of nonaccrual loans remained relatively unchanged from December 31, 2004 to June 30, 2005 (dollars in thousands).

	June 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Loans secured by real estate	$1,840	78.5%	1,705	73.4
Commercial	388	16.6	353	15.2
Credit cards	-	-	10	0.4
Other consumer	115	4.9	255	11.0
Total nonaccrual loans	$2,343	100.0%	2,323	100.0

Based on information available to Management at June 30, 2005, real estate and automobiles acquired as a result of repossession, foreclosure, or by deed in lieu of foreclosure were recorded at the lower of cost or estimated fair market value less cost to sell.

Management believes that the properties within the real estate acquired in settlement of loans portfolio are marketable and that continued improvement within both the local and national economy will positively impact the sale of the remaining properties within the portfolio.  Management also believes that consumers' ability to better service their debt resulted in the Company's relatively low additions to real estate acquired in settlement of loans during the first six months of 2005.

As of June 30, 2005, Management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the three and six month periods ended June 30, 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's unaudited Consolidated Interim Financial Statements.

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

Allowance for Loan Losses
The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the Allowance and all recoveries are credited to the Allowance. Additions to the Allowance are provided by charges to operations based on various factors, which, in Management's judgment, deserve current recognition in estimating losses. Such factors considered by Management include the value of the underlying collateral, growth and composition of the loan portfolios, loss experience, and economic conditions. Management evaluates the carrying value of loans periodically and the Allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustments to the Allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The Allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

The Allowance totaled $8.1 million and $7.6 million at June 30, 2005 and December 31, 2004, respectively representing 0.97% and 0.99% of loans, less mortgage loans held for sale, for the same periods.

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

	At and for the six months ended		For the year ended
	June 30,		December 31,
	2005	2004	2004
Balance, beginning of period	$7,619	7,463	7,463
Provision for loan losses	1,200	1,500	2,150

Loans charged-off	858	1,046	2,150
Loan recoveries	(90)	(66)	(156)
Net loans charged-off	768	980	1,994

Balance, end of period	$8,051	7,983	7,619

Loans (1)	$826,802	719,043	773,254
Average loans (1)	807,453	705,893	725,555
Net charge-offs to average loans (annualized) (1)	0.19%	0.28	0.27
Allowance for loan losses to loans	0.97	1.11	0.99

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

See Note 4 of Notes to unaudited Consolidated Interim Financial Statements contained herein for a discussion regarding the relatively unchanged Allowance balance from June 30, 2004 to June 30, 2005. In addition, for discussion of the decline in the provision for loan losses over the periods presented, see Earnings Review Comparison-Provision for Loan Losses.

The table set forth below summarizes the activity of total loans charged-off for the periods indicated (in thousands).

	For the six months ended
	June 30,
	2005	2004
Secured by 1-4 family residential properties	$124	108
Secured by multifamily residential properties	1	-
Secured by nonfarm nonresidential properties	11	132
Commercial and industrial	180	195
Credit cards	221	206
Other consumer	231	339
	$768	980

Net loans charged-offs decreased when comparing the six month period ended June 30, 2005 to the same period ended June 30, 2004.  This fluctuation was impacted primarily by decreases in loans charged-off secured by nonfarm nonresidential properties and other consumer loans.  Management believes that the decrease in net loans charged-off can be attributed to customers' ability to service their debt as well as Management's conservative approach to and management of loan quality.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed above, Management believes that the Allowance at June 30, 2005 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions, which it believes to be reasonable, but which may or may not prove to be accurate. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that Management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits
Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company faces stiff competition from other banking and financial services companies in gathering deposits.

Traditional deposit accounts, which include noninterest-bearing and interest-bearing transaction, money market, savings, and time deposit accounts, increased $32.3 million during the first six months of 2005. At June 30, 2005, traditional deposits as a percentage of liabilities were 89.0% compared with 90.7% at December 31, 2004.  The table set forth below summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	June 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$322,775	37.6%	309,561	37.4
Money market deposit accounts	118,815	13.8	95,608	11.6
Savings deposit accounts	50,275	5.8	44,972	5.4
Time deposit accounts	367,866	42.8	377,306	45.6
Total	$859,731	100.0%	827,447	100.0

Core deposits, which include transaction, money market, and savings deposit accounts, grew by $41.7 million during the first six months of 2005. This increase in core deposits resulted from programs and deposit promotions offered during the period. This increase was also impacted by the Company's continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Company's reputation among the communities it serves.

Time deposit accounts decreased by $9.4 million during the first six months of 2005. Promotional certificate of deposit accounts offered beginning during early 2002 began to mature during the first six months of 2005.  The Bank has successfully retained a large portion of these maturing funds.  The decline in time deposits during the first six months of 2005 is due in large part to the funds that the Bank was unable to retain.

The Company's increase in core deposits reflects its efforts to enhance its deposit mix by working to attract lower-cost deposit accounts. As noted above, core deposits grew by $41.7 million during the first six months of 2005 while higher-cost time balances decreased by $9.4 million during the same period. The Company's average cost of core deposits for the six month period ended June 30, 2005 was 0.67% compared with 0.33% for the same period ended June 30, 2004. The Company's average cost of core deposits for the year ended December 31, 2004 was 0.36%.  The Company's average cost of time deposits for the six month period ended June 30, 2005 was 2.84% compared with 2.51% for the same period ended June 30, 2004. The Company's average cost of time deposits for the year ended December 31, 2004 was 2.56%.

Borrowings
Borrowings increased $22.8 million during the first six months of 2005. This increase was primarily attributed to an increased reliance on borrowings to support interest-earning asset growth. The table set forth below summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$19,130	18.7%	16,397	20.6
Commercial paper	17,701	17.3	17,051	21.5
FHLB borrowings	65,400	64.0	46,000	57.9
Total borrowings	$102,231	100.0%	79,448	100.0

At June 30, 2005, of its approximately $221 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $65.4 million in borrowings, $23.0 million of which constituted long-term debt. The Company did not take any additional long-term advances during the three or six month periods ended June 30, 2005.  The increase in FHLB borrowings over this period was due to an increase in short-term borrowings.  As noted above, the increase in short-term borrowings was used to fund growth in interest-earning assets.

The table set forth below summarizes the Company's average borrowing costs for the periods indicated.

	For the six months ended		For the year ended
	June 30,		December 31,
	2005	2004	2004
Retail repurchase agreements	1.87%	0.50	0.61
Commercial paper	1.82	0.59	0.75
Federal funds purchased	2.61	1.27	1.51
FHLB borrowings	2.36	3.22	2.98
Security repurchase agreement	-	1.28	1.27

With the exception of interest paid on FHLB advances, borrowings costs have increased during the six month period ended June 30, 2005 over both the six month period ended June 30, 2004 and the year ended December 31, 2004.  One main reason for the increases in the rates paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee (the "Committee"). On June 30, 2005, the Committee raised the federal funds rate by 25 basis points to 3.25 percent. This increase was the ninth such increase since the Fed began to tighten credit in June 2004 in an effort to control inflation.

Borrowing costs relative to FHLB borrowings have declined over the periods noted.  The main reason for this decline is that during the six month period ended June 30, 2004, the Company utilized $30.0 million of long-term FHLB advances with an average cost of 3.22%.  During the second half of 2004, the Company also began to employ short-term FHLB borrowings that generally cost less than long-term advances.  These lower costing short-term borrowings reduced the average borrowing cost for all FHLB borrowings, including short-term and long-term.  Of the $65.4 million of outstanding FHLB borrowings at June 30, 2005, only $23.0 million were long-term advances while $42.4 million were lower costing short-term borrowings.

Capital Resources
The objective of effective capital management is to generate above market returns on equity to shareholders while maintaining adequate regulatory capital ratios. The Company uses capital to fund growth, pay dividends, and, from time to time, repurchase its common stock.

Shareholders' equity totaled $85.2 million and $80.8 million at June 30, 2005 and December 31, 2004, respectively.  Shareholders' equity as a percentage of total assets was 8.1% at June 30, 2005 and December 31, 2004.  During the first six months of 2005, shareholders' equity was impacted by the retention of earnings, the payment of cash dividends, stock option activity, and fluctuations in the unrealized position on investment securities available for sale. The Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained herein provides detail of the changes in stockholders' equity components during the first six months of 2005.

The Company and the Bank are required to meet regulatory capital requirements, which currently include several measures of capital. At June 30, 2005, the Company and the Bank were each categorized as "well capitalized" under the regulatory framework for prompt corrective action. For further discussion of the Bank's and the Company's capital regulatory requirements, see Note 13 of Notes to unaudited Consolidated Interim Financial Statements contained herein.

The Bank's total capital to risk-weighted assets ratio declined from 10.27% at December 31, 2004 to 10.09% at June 30, 2005 primarily due to the growth of 100% risk weighed assets at a rate faster than that of risk based capital.  The Company's 2005 Profit Plan projected that total loans would grow by $55.9 million during 2005.  Total loans grew by $52.6 million during the first six months of 2005.  However, risk based capital did not experience the same percentage of growth during the same period thereby negatively impacting the total capital to risk-weighted assets ratio.  Management does not believe that these conditions give rise to concern regarding the ratio due to the fact that Management expects that loan growth will continue to increase toward the 2005 Profit Plan amount during the second six months of 2005, but at a slower pace than during the first six months of 2005.  As risk based capital continues to increase toward the 2005 Profit Plan amount and as the pace of loan growth slows, the Bank's total capital to risk-weighted assets ratio will return to balances typical for the Bank. Management is currently exploring options for adjustments to ensure the Bank remains in a  "well-capitalized" position.

During the first six months of 2005, the dividend payout ratio was 29.0% compared with a payout ratio of 30.1% during the same period of 2004. For the year ended December 31, 2004 the dividend payout ratio was 30.1%. Cash dividends per share for the three month period ended June 30, 2005 totaled $0.16, an increase over dividends per share for the same quarter of 2004 of $0.14. Cash dividends per share for the six month period ended June 30, 2005 totaled $0.32, an increase over dividends per share for the same quarter of 2004 of $0.28.

The Company's book value per share was $13.49 at June 30, 2005 compared with $12.82 at December 31, 2004.

For discussion of the unrealized position on available for sale securities, see Note 3 of Notes to unaudited Consolidated Interim Financial Statements contained herein.

DISCLOSURES REGARDING MARKET RISK

As of June 30, 2005, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table is a summary of the Company's one-year interest sensitivity gap (dollars in thousands):

June 30, 2005
Interest-earning assets maturing or repricing within one year	$506,556
Interest-bearing liabilities maturing or repricing within one year	(719,772)
Cumulative gap	$(213,216)
Gap as a percentage of total assets	20.3%

Based on the Company's June 30, 2005 gap position in a one-year time period, $506.6 million in interest-earning assets will reprice and approximately $719.8 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $213.2 million, or 20.3% of assets.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate-sensitive assets and liabilities. It must be understood, however, that the static gap position is limited because it does not take into account changes in interest rates or changes in Management's expectations or intentions. In addition, such an analysis is as of the date noted.

Therefore, the Company employs another important process to evaluate how interest-sensitive assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. The Asset Liability-Committee reviews asset-liability modeling monthly to assess varying interest rate and balance sheet mix assumptions. This asset-liability modeling simulates the Company's Consolidated Balance Sheets and Consolidated Statements of Income under several different interest rate scenarios over a twelve-month period. This modeling analyzes from a base rate scenario, assuming no change in rates, variations that occur when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

According to the model at June 30, 2005, if interest rates rose by 300 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $4.0 million, or 8.3%. This model also shows that if interest rates rose by 100 or 200 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $436 thousand, or 0.9%, and $2.1 million, or 4.4%, respectively. The model also shows that if interest rates dropped 300 basis points over the coming twelve month period, net interest income would be adversely impacted by approximately $4.7 million, or 9.7%. If interest rates dropped by 200 points over the coming twelve-month period, net interest income would be negatively impacted by approximately $2.1 million, or 4.4%. If interest rates dropped by 100 points over the coming twelve-month period, net interest income would be positively impacted by approximately $173 thousand, or 0.4%. Current parameters and guidelines of the Company's Asset Liability Management Committee include maintaining the projected impact on the Company's net interest income for the twelve-month period at an amount not to exceed 20%. The projected impact on the Company's net interest income for the twelve-month period does not exceed the 20% threshold prescribed by the Asset Liability Management Committee's policy.

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

The Company's liquidity is impacted by its ability to attract and retain deposit accounts, activity within and sales from its investment securities and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. The Company believes that it, historically, has been able to attract deposits as needed through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Company's reputation among the communities it serves. The deposit base is comprised of diversified customer deposits with no one deposit or type of customer accounting for a significant portion. Therefore, the Company does not expect that withdrawals will fluctuate from historical levels in the near term. The loan portfolio of the Company is a source of liquidity through maturities and repayments by existing borrowers. Loan demand has been relatively constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities.

Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, the Company has back-up sources of funds available. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At June 30, 2005, the Company had unused short-term lines of credit through correspondent banks totaling of $40.0 million (which are withdrawable at the Company's option).

In addition to these unused short-term lines of credit, the Company may utilize borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB has an overall credit limit for each member. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB. At June 30, 2005, of its approximately $221 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $65.4 million in both short-term and long-term borrowings.

At June 30, 2005 investment securities available for sale totaling $102.6 million were pledged and $62.3 million were being utilized to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Management believes that all of the above liquidity sources provide the capacity for the Company to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period.

To review factors that impacted liquidity for the six month period ended June 30, 2005, see Consolidated Statements of Cash Flow contained herein.

Palmetto Bancshares
The holding company conducts its business through its banking subsidiary by offering commercial paper as an alternative investment tool for its commercial customers (master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At June 30, 2005, the holding company had $17.7 million in commercial paper with a weighted average rate paid during the year of 1.82%, as compared to $17.1 million at December 31, 2004 with a weighted average paid during the year of 0.75%.

Potential sources for the holding company's payment for its periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At June 30, 2005, the holding company had cash reserves of $744 thousand compared with $495 thousand at December 31, 2004. The increase between the two periods is due primarily to the receipt of funds in conjunction with stock option transactions during the first six months of 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk.

The Company's off-balance sheet arrangements principally include lending commitments and derivatives.

Lending Commitments

The Company's contractual commitments to extend credit, which include home equity loan, credit card, commercial real estate development and other commitments at June 30, 2005 totaled $202.2 million.

At June 30, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 was $1.9 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market values of such guarantees were material at June 30, 2005.

See Note 11 of Notes To unaudited Consolidated Interim Financial Statements for additional discussion of the Company's lending commitments.

Other Off-Balance Sheet Arrangements
At June 30, 2005, the Company had no interests in nonconsolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

See Note 11 of Notes To unaudited Consolidated Interim Financial Statements for additional discussion of the Company's standby letters of credit.

Derivatives
The Company has identified the following derivative instruments at June 30, 2005: commitments to originate certain residential loans held for sale and forward sales commitments.

The Company originates certain residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of loans ("forward sales commitments").

Outstanding commitments on mortgage loans not yet closed amounted to approximately $8.3 million at June 30, 2005. The fair value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at June 30, 2005.

See Note 12 of Notes To unaudited Consolidated Interim Financial Statements for additional discussion of the Company's derivatives.

EARNINGS REVIEW COMPARISON
QUARTERS ENDED JUNE 30, 2005 AND 2004

Overview
Net income totaled $3.5 million, or $0.55 per diluted share, for the three month period ended June 30, 2005, compared to net income of $2.8 million, or $0.43 per diluted share, for the same period in 2004. Net income per basic share was $0.56 for the quarter ended June 30, 2005 compared to $0.45 for the same quarter of 2004.

Net income for the quarter ended June 30, 2005 increased $751 thousand over the quarter ended June 30, 2004.   Contributing to this increase over the periods was an increase in net interest income of $1.4 million and a decrease in the provision for loan losses of $150 thousand.  Offsetting these increases in net income were increases in noninterest expense totaling $839 thousand and increases in the provision for income taxes totaling $482 thousand.

The Company's net interest margin increased to 4.72% for the quarter ended June 30, 2005 from 4.59% for the quarter ended June 30, 2004.  Average interest-earning assets increased by $126.4 million over these periods.

During the second quarter of 2005, the Company's mortgage-banking services generated revenue growth over the second quarter of 2004 primarily due to the loan securitizations and sales not in the ordinary course of the Company's business transacted during the 2005 quarter that did not occur during the same period of 2004. Over the periods indicated, mortgage-banking income increased 194.4%.  Offsetting this growth was a decline in service charges on deposit accounts of $205 thousand.

Noninterest expense increased by 9.6% to $9.6 million for the quarter ended June 30, 2005 from $8.8 million for the quarter ended June 30, 2004 due primarily to an increase of $559 thousand in salaries and other personnel expense over the periods resulting from the additional of several employees within the Bank, annual salary increases, and the hiring of new employees in anticipation of the opening of the new Easley branch during the third quarter of 2005.

Income tax expense increased $482 thousand during the quarter ended June 30, 2005 over the quarter ended June 30, 2004 due to an increase in projected taxable income relative to nontaxable adjustments.

Second quarter 2005 earnings resulted in a return on average assets of 1.36% and a return on average shareholders' equity of 16.86% compared with 1.30% and 15.82%, respectively for the year ended December 31, 2004, and 1.23% and 15.01% at the end of the second quarter of 2004.

Net Interest Income
The net interest margin for the quarter ended June 30, 2005 was 4.72% compared with 4.59% during the quarter ended June 30, 2004. Average interest-earning assets increased by $126.4 million from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 to $981.5 million. Average interest-earning liabilities increased by $114.7 million from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 to $829.2 million. The average yield on interest-earning assets increased by 55 basis points while the rate paid on average interest-bearing liabilities increased by 49 basis points. The yield on interest-earning assets increased to 6.33% for the quarter ended June 30, 2005 from 5.78% for the quarter ended June 30, 2004. The cost of interest-bearing liabilities increased to 1.91% for the quarter ended June 30, 2005 from 1.42% for the quarter ended June 30, 2004. As a result of these variances, net interest income increased $1.8 million, or 18.4%, between the two quarters.

The following table summarizes the Company's yields earned, rates paid, average interest-earning assets, and average interest-bearing liabilities for the periods presented (dollars in thousands). Weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities are derived by dividing interest income and expense by the weighted average balances on interest-earning assets or interest-bearing liabilities.

	For the three month periods ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$ 3,641	$ 34	3.75%	$ 6,154	$ 14	0.91%
Federal Home Loan Bank stock and deposits	6,129	59	3.86	2,622	20	3.07
Nontaxable investment securities (1)	61,229	572	3.75	61,449	570	3.73
Taxable investment securities (1)	76,864	733	3.83	65,164	443	2.73
Loans, net of unearned (2)	833,634	14,099	6.78	719,678	11,232	6.28
Total interest-earning assets	981,497	15,497	6.33	855,067	12,279	5.78

Noninterest-earning assets
Cash and due from banks	30,613			26,188
Allowance for loan losses	(7,901)			(7,739)
Premises and equipment, net	22,431			22,240
Accrued interest receivable	4,500			3,729
Other assets	15,569			15,512
Total noninterest-earning assets	65,212			59,930

Total assets	$ 1,046,709			$ 914,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$ 303,420	$ 640	0.85%	$ 266,454	$ 220	0.33%
Savings deposit accounts	49,144	37	0.30	47,455	33	0.28
Time deposit accounts	366,175	2,659	2.91	345,595	2,134	2.48
Total interest-bearing deposits	718,739	3,336	1.86	659,504	2,387	1.46
Other interest-bearing liabilities	110,507	607	2.20	55,055	137	1.00
Total interest-bearing liabilities	829,246	3,943	1.91	714,559	2,524	1.42

Noninterest-bearing liabilities
Noninterest-bearing deposits	128,269			121,759
Other noninterest-bearing liabilities	4,793			3,742
Total noninterest-bearing liabilities	133,062			125,501

Total liabilities	962,308			840,060

Shareholders' equity	84,401			74,937

Total liabilities and shareholders' equity	$ 1,046,709			$ 914,997

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 11,554	4.72%		$ 9,755	4.59%

(1)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(2)

Nonaccrual loans are included in average balances for yield computations.  The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis.  All loans and deposits are domestic.

The following rate / volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations when comparing the three month period ended June 30, 2005 to the three month period ended June 30, 2004 (in thousands).

	For the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,876	991	2,867
Investment securities	97	195	292
Other	4	55	59
Total interest-earning assets	$1,977	1,241	3,218

Interest-bearing liabilities
Total interest-bearing deposits	$229	720	949
Other interest-bearing liabilities	214	256	470
Total interest-bearing liabilities	$443	976	1,419

NET INTEREST INCOME	$1,534	265	1,799

One main reason for changes in the rates earned on interest-earning assets and rates paid on interest-bearing liabilities has been increases in the federal funds rate by the Federal Reserve Open Market Committee.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company's Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged-offs, recoveries, and other factors that impact Management's assessment of the adequacy of the Allowance. Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on Management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in Management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $600 thousand and $750 thousand for the three month periods ended  June 30, 2005 and 2004, respectively.  The Allowance at June 30, 2005, December 31, 2004, and June 30, 2004 was $8.1 million, $7.6 million, and $8.0 million, respectively and represented 0.97%, 0.99%, and 1.11% of loans excluding mortgage loans held for sale, net of unearned and excluding the Allowance for the same dates, respectively.

The provision for loan losses declined from the three month period ended June 30, 2004 to the same period of 2005 primarily as a result of decreased net loans charged- off and nonperforming loans, and relatively unchanged classified assets over the same periods. Net loans charged-off during the three month period ended June 30, 2005 totaled $387 thousand, down from $459 thousand during the three month period ended June 30, 2004. Nonperforming assets declined from $3.0 million at June 30, 2004 to $2.3 million at June 30, 2005. Additionally, classified assets declined from $17.5 million at June 30, 2004 to $17.3 million at June 30, 2005. These factors were offset slightly by the impact of the growth of the loan portfolio over the periods.

See Financial Condition-Loan Portfolio and Allowance for Loan Losses, and Note 4 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion including factors impacting the Allowance and thus the provision for loan losses as well as the methodology for analyzing the adequacy of the Allowance.

Noninterest Income
Noninterest income for the three month period ended June 30, 2005 totaled $4.0 million, up $123 thousand compared with the second quarter of 2004. The main contributors to the increase in noninterest income was an increase in mortgage-banking income of $313 thousand offset by a decrease in service charges on deposit accounts.

Service charges on deposit accounts comprise a significant component of other noninterest income and comprised 50.1% of noninterest income during the second quarter of 2005 compared with 57.0% of noninterest income during the second quarter of 2004. Service charges on deposit accounts decreased $205 thousand, or 9.3%, during the quarter ended June 30, 2005 when compared with the same quarter of 2004. Management believes that the decline in service charges on deposit accounts is primarily related to nonsufficient funds and overdraft service charge declines due to customers' increased use of the Company's overdraft protection program as well as an increase in alternative transaction methods such as debit cards.  This increased use of debit cards has decreased the Company's service charge opportunities, since transactions that would otherwise result in overdrafts are typically declined by the merchant.

Mortgage-banking income increased $313 thousand during the quarter ended June 30, 2005 when compared with the same quarter of 2004.  The increase in mortgage-banking income was principally related to higher gains on sales of loans that were attributed to increased originations and sales of loans over the periods noted as well as a loan securitization during the second quarter of 2005.  Residential mortgage loans originations during this period were offset by prepayments as well as a loan securitization and loan sales during the second quarter of 2005 totaling approximately $14 million.  During the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans. The goal of this securitization was to provide enhanced liquidity resources, improve capital ratios, and to provide growth in revenues from off-balance sheet servicing activities. In addition to this securitization, approximately $4 million residential mortgage loans were sold during the second quarter of 2005 from the loans receivable portfolio.  Activity impacting the Company's mortgage-banking activities is reflected in the Consolidated Statement of Cash Flows contained herein.

After excluding the fluctuations in noninterest income relative to service charges on deposit accounts and mortgage banking income, all other sources of other noninterest income increased by $15 thousand during the current quarter over the prior year quarter.

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

Noninterest expense for the quarter ended June 30, 2005 increased $839 thousand, or 9.6%, to $9.6 million from $8.8 million in the quarter ended June 30, 2004. Contributing to the increase in noninterest expense for the quarter ended June 30, 2005 over the quarter ended June 30, 2004 was an increase in salaries and other personnel expense and other noninterest expense.

Salaries and other personnel expense comprise a significant component of noninterest expense. Comprising 58.5% of noninterest expense in the second quarter of 2005 and 57.7% of noninterest expense in the second quarter of 2004, salaries and other personnel expense increased by $559 thousand to $5.6 million in the second quarter of 2005 from $5.0 million in the second quarter of 2004. The majority of the increase was due to normal increases in employee and officer salaries as well as increases in expenses associated with the Company's Officer Incentive Compensation Plan and the addition of new officer positions including those positions created in anticipation of the opening of the new Easley branch during the third quarter of 2005. Additionally expenses related to the Company's defined benefit pension plan increased during the second quarter of 2005 over the same period of 2004 as a result of the Company's focus on its pension obligations and related asset returns.

Other noninterest expense increased $234 thousand during the second quarter of 2005 to $1.4 million over the second quarter of 2004. This increase was the result of changes in several accounts, none of which constitute material fluctuations.

Income Taxes
Income tax expense totaled $1.8 million for the quarter ended June 30, 2005, compared with $1.3 million for the quarter ended June 30, 2004. The Company's effective tax rate was 33.5% and 31.8% for the three month periods ended June 30, 2005 and 2004, respectively.

EARNINGS REVIEW COMPARISON
SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Overview
Net income totaled $7.0 million, or $1.08 per diluted share, for the six month period ended June 30, 2005, compared to net income of $5.8 million, or $0.91 per diluted share, for the same period in 2004. Net income per basic share was $1.10 for the six month period ended June 30, 2005 compared to $0.93 for the same period of 2004.

Net income for the six month period ended June 30, 2005 increased $1.1 million over the six month period ended June 30, 2004.   Contributing to this increase over the periods was an increase in net interest income of $2.9 million and a decrease in the provision for loan losses of $300 thousand.  Offsetting these increases in net income were increases in noninterest expense totaling $1.4 million and the provision for income taxes totaling $764 thousand.

The Company's net interest margin increased to 4.69% for the six month period ended June 30, 2005 from 4.66% for the six month period ended June 30, 2004.  Average interest-earning assets increased by $120.0 million over these periods.

During the first six months of 2005, the Company's mortgage-banking services generated revenue growth over the first six months of 2004 primarily due to the loan securitizations and sales not in the ordinary course of the Company's business transacted during the first six months of 2005 that did not occur during the same period of 2004. Over the periods indicated, mortgage-banking income increased $430 thousand.  Offsetting this growth was a decline in service charges on deposit accounts of $441 thousand.

During the second quarter of 2005, the Company's mortgage-banking services generated revenue growth over the second quarter of 2004 primarily due to the loan securitizations and sales not in the ordinary course of the Company's business during the 2005 quarter that did not occur during the same period of 2004.

Noninterest expense increased by 8.2% to $18.4 million for the six month period ended June 30, 2005 from $17.0 million for the six month period ended June 30, 2004 due primarily to an increase of $887 thousand in salaries and other personnel expense over the periods resulting from the additional of several employees within the Bank, annual salary increases, and the hiring of new employees in anticipation of the opening of the new Easley branch during third quarter 2005.

Income tax expense increased $764 thousand during the six month period ended June 30, 2005 over the six month period ended June 30, 2004 due to an increase in projected taxable income relative to nontaxable adjustments.

Six month period ending June 30, 2005 earnings resulted in a return on average assets of 1.37% and a return on average shareholders' equity of 16.80% compared with 1.30% and 15.82%, respectively for the year ended December 31, 2004, and 1.30% and 15.74% at the end of the second quarter of 2004.

Net Interest Income

The net interest margin for the six month period ended June 30, 2005 was 4.69% compared with 4.66% during the six month period ended June 30, 2004. Average interest-earning assets increased by $120.0 million from the six month period ended June 30, 2004 to the quarter ended June 30, 2005 to $961.1 million. Average interest-earning liabilities increased by $104.8 million from the six month period ended June 30, 2004 to the six month period ended June 30, 2005 to $811.1 million. The average yield on interest-earning assets increased by 38 basis points while the rate paid on average interest-bearing liabilities increased by 40 basis points. The yield on interest-earning assets increased to 6.25% for the six month period ended June 30, 2005 from 5.87% for the six month period ended June 30, 2004. The cost of interest-bearing liabilities increased to 1.84% for the six month period ended June 30, 2005 from 1.44% for the six month period ended June 30, 2004. As a result of these variances, net interest income increased $2.9 million, or 14.7%, between the two periods.

The following table summarizes the Company's yields earned, rates paid, average interest-earning assets, and average interest-bearing liabilities for the periods presented (dollars in thousands). Weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities are derived by dividing interest income and expense by the weighted average balances on interest-earning assets or interest-bearing liabilities.

	For the six month periods ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$ 3,644	$ 55	3.04%	$ 5,996	$ 29	0.97%
Federal Home Loan Bank stock and deposits	5,356	102	3.84	2,614	39	3.00
Nontaxable investment securities (1)	63,939	1,190	3.75	58,103	1,080	3.74
Taxable investment securities (1)	76,036	1,449	3.84	62,852	889	2.84
Loans, net of unearned (2)	812,163	26,990	6.70	711,607	22,503	6.36
Total interest-earning assets	961,138	29,786	6.25	841,172	24,540	5.87

Noninterest-earning assets
Cash and due from banks	31,128			26,851
Allowance for loan losses	(7,775)			(7,616)
Premises and equipment, net	22,353			22,058
Accrued interest receivable	4,411			3,778
Other assets	15,460			15,296
Total noninterest-earning assets	65,577			60,367

Total assets	$ 1,026,715			$ 901,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$ 294,081	$ 1,071	0.73%	$ 264,990	$ 445	0.34%
Savings deposit accounts	47,520	69	0.29	45,831	64	0.28
Time deposit accounts	369,070	5,197	2.84	347,794	4,335	2.51
Total interest-bearing deposits	710,671	6,337	1.80	658,615	4,844	1.48
Other interest-bearing liabilities	100,380	1,082	2.17	47,597	202	0.85
Total interest-bearing liabilities	811,051	7,419	1.84	706,212	5,046	1.44

Noninterest-bearing liabilities
Noninterest-bearing deposits	127,457			117,257
Other noninterest-bearing liabilities	4,705			3,633
Total noninterest-bearing liabilities	132,162			120,890

Total liabilities	943,213			827,102

Shareholders' equity	83,502			74,437

Total liabilities and shareholders' equity	$ 1,026,715			$ 901,539

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 22,367	4.69%		$ 19,494	4.66%

(1)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(2)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

The following rate / volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations when comparing the six month period ended June 30, 2005 to the six month period ended June 30, 2004 (in thousands).

	For the six month period ended June 30, 2005 compared with the six month period ended June 30, 2004
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$3,299	1,188	4,487
Investment securities	334	336	670
Other	3	86	89
Total interest-earning assets	$3,636	1,610	5,246

Interest-bearing liabilities
Total interest-bearing deposits	$405	1,088	1,493
Other interest-bearing liabilities	368	512	880
Total interest-bearing liabilities	$773	1,600	2,373

NET INTEREST INCOME	$2,863	10	2,873

One main reason for changes in the rates earned on interest-earning assets and rates paid on interest-bearing liabilities has been increases in the federal funds rate by the Federal Reserve Open Market Committee.

Provision for Loan Losses
The provision for loan losses was $1.2 million and $1.5 million for the six month periods ended June 30, 2005 and 2004, respectively.

The provision for loan losses declined from the six month period ended June 30, 2004 to the same period of 2005 primarily as a result of decreased net loans charged- off and nonperforming loans when comparing the six month period ended June 30, 2005 with the six month period ended June 30, 2004, and relatively unchanged classified assets over the same periods. Net loans charged-off during the six month period ended June 30, 2005 totaled $768 thousand, down from $980 thousand during the six month period ended June 30, 2004. Nonperforming assets declined from $3.0 million at June 30, 2004 to $2.3 million at June 30, 2005. Additionally, classified assets declined from $17.5 million at June 30, 2004 to $17.3 million at June 30, 2005. These factors were offset slightly by the impact of the growth of the loan portfolio over the periods.

See Financial Condition-Loan Portfolio and Allowance for Loan Losses, and Note 4 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion including factors impacting the Allowance and thus the provision for loan losses as well as the methodology for analyzing the adequacy of the Allowance.

Noninterest Income
Noninterest income for the six month period ended June 30, 2005 totaled $7.7 million, up $115 thousand compared with the six month period ended June 30,2004. The main contributors to the increase in noninterest income was an increase in mortgage-banking income of $430 thousand offset by a decrease in service charges on deposit accounts.

Service charges on deposit accounts comprise a significant component of other noninterest income and comprised 50.0% of noninterest income during the six month period ended June 30, 2005 compared with 56.5% of noninterest income during the six month period ended June 30, 2004. Service charges on deposit accounts decreased $441 thousand, or 10.3%, during the six month period ended June 30, 2005 when compared with the same period of 2004 due to same factors discussed in Earnings Review Comparison Quarters Ended June 30, 2005 and 2004 - Noninterest Income.

Mortgage-banking income increased $430 thousand during the six month period ended June 30, 2005 when compared with the same period of 2004.  The increase in mortgage-banking income was due to same factors discussed in Earnings Review Comparison Quarters Ended June 30, 2005 and 2004 - Noninterest Income.

After excluding the fluctuations in noninterest income relative to service charges on deposit accounts and mortgage banking income, all other sources of other noninterest income increased by $126 thousand during the six month period ended June 30, 2005 over the same period of 2004.

Noninterest Expense
Noninterest expense for the six month period ended June 30, 2005 increased $1.4 million, or 8.2%, to $18.4 million from $17.0 million in the six month period ended June 30, 2004. Contributing to the increase in noninterest expense for the six month period ended June 30, 2005 over the six month period ended June 30, 2004 was an increase in salaries and other personnel expense and other noninterest expense.

Salaries and other personnel expense comprise a significant component of noninterest expense. Comprising 57.5% of noninterest expense in the six month period ended June 30, 2005 and 57.0% of noninterest expense in the six month period ended June 30, 2004, salaries and other personnel expense increased by $887 thousand to $10.6 million in the first six months of 2005 from $9.7 million in the first six months of 2004. The majority of the increase was due to normal increases in employee and officer salaries as well as increases in expenses associated with the Company's Officer Incentive Compensation Plan and the addition of new officer positions including those positions created in anticipation of the opening of the new Easley branch during the third quarter of 2005. Additionally expenses related to the Company's defined benefit pension plan increased during the second quarter of 2005. Additionally expenses related to the Company's defined benefit pension plan increased during the first six months of 2005 over the same period of 2004 as a result of the Company's focus on its pension obligations and related asset returns.

Other noninterest expense increased $408 thousand during the first six months of 2005 to $2.8 million over the first six months of 2004. This increase was the result of changes in several accounts, none of which constitute material fluctuations.

Income Taxes
Income tax expense totaled $3.5 million for the six month period ended June 30, 2005, compared with $2.7 million for the same period of 2004. The Company's effective tax rate was 33.5% and 32.0% for the six month periods ended June 30, 2005 and 2004, respectively.

ACCOUNTING AND REPORTING MATTERS

See Note 1 of Item 1, Financial Statements for a discussion regarding accounting pronouncements recently adopted by the Company.

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

Changes in Internal Controls
During the second quarter of 2005, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11 of the Notes To Consolidated Interim Financial Statements for a discussion of legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Company's Annual Shareholders' Meeting was held on April 19, 2005, and there were 5,175,663 shares present in person or by proxy of the 6,313,185 shares of common stock entitled to vote at the Annual Shareholders' Meeting.

Proposal #1 - Election of Directors.  At the meeting the following directors were elected for three year terms ending in 2008:

	Number of Votes For	Number of Votes Withheld
John T. Gramling, II	5,173,762	1,901
John D. Hopkins, Jr.	5,172,147	3,516
Edward K. Snead, III	4,953,472	222,191
Paul W. Stringer	5,167,214	8,449

The following director's term of office continued after the meeting: W. Fred Davis, Jr., David P. George, Jr., Michael D. Glenn, L. Leon Patterson, Sam B. Phillips, Jr., Ann B. Smith, and J. David Wasson, Jr.

On March 26, 2005, Director William S. Moore passed away after a short illness. Mr. Moore's vacancy will be filled in accordance with the Company's Bylaws and Articles of Incorporation.

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

Dated:   August 9, 2005