Form 10-Q
period 2005-09-30
PALMETTO BANCSHARES INC
filed 2005-11-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class -----------------------------	Outstanding at October 31, 2005 -------------------------------
Common stock, $5.00 par value	6,324,285

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$50,312	32,055
Federal funds sold	306	1,390
Total cash and cash equivalents	50,618	33,445

Federal Home Loan Bank (FHLB) stock, at cost	4,799	3,866
Investment securities available for sale, at fair market value	124,412	143,733
Mortgage loans held for sale	3,504	5,854

Loans	845,320	773,254
Less allowance for loan losses	(8,356)	(7,619)
Loans, net	836,964	765,635

Premises and equipment, net	22,658	22,141
Accrued interest receivable	4,589	4,285
Other assets	17,406	14,143
Total assets	$1,064,950	993,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$133,176	124,489
Interest-bearing	741,346	702,958
Total deposits	874,522	827,447

Retail repurchase agreements	16,873	16,397
Commercial paper (Master notes)	18,103	17,051
FHLB borrowings	62,400	46,000
Other liabilities	5,692	5,445
Total liabilities	977,590	912,340

Commitments and contingencies (Note 11)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,324,285 and 6,297,285
at September 30, 2005 and December 31, 2004, respectively	31,621	31,486
Capital surplus	623	448
Retained earnings	55,172	47,923
Accumulated other comprehensive income (loss), net of tax	(56)	905
Total shareholders' equity	87,360	80,762

Total liabilities and shareholders' equity	$1,064,950	993,102

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common share data)

	For the three months ended September 30,
	2005	2004
	(unaudited)
Interest income
Interest and fees on loans	$14,946	11,542
Interest and dividends on investment securities available for sale:
U.S. Government agencies	231	63
State and municipal	549	649
Mortgage-backed	391	656
Interest on federal funds sold	75	7
Dividends on FHLB stock	63	21
Total interest income	16,255	12,938

Interest expense
Interest on deposits including retail repurchase agreements	3,953	2,581
Interest on securities sold under agreements to repurchase
and reverse repurchase agreements	-	-
Interest on federal funds purchased	13	23
Interest on FHLB borrowings	694	259
Interest on commercial paper (Master notes)	129	30
Total interest expense	4,789	2,893

Net interest income	11,466	10,045

Provision for loan losses	600	650
Net interest income after provision for loan losses	10,866	9,395

Noninterest income
Service charges on deposit accounts	2,148	2,164
Fees for trust and brokerage services	612	722
Mortgage banking income	287	213
Investment securities gains	12	(18)
Other	864	709
Total noninterest income	3,923	3,790

Noninterest expense
Salaries and other personnel	5,740	4,617
Net occupancy	659	591
Furniture and equipment	890	878
Marketing and advertising	328	285
Postage and supplies	295	301
Telephone	181	189
Professional services	218	238
Other	1,483	1,457
Total noninterest expense	9,794	8,556

Net income before provision for income taxes	4,995	4,629

Provision for income taxes	1,673	1,482

Net income	$3,322	3,147

Common Share Data:
Net income - basic	$0.53	0.50
Net income - diluted	0.52	0.49
Cash dividends	0.16	0.14
Book value	13.81	12.55

Weighted average common shares outstanding - basic	6,319,613	6,272,918
Weighted average common shares outstanding - diluted	6,421,407	6,382,823

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common share data)

	For the nine months ended September 30,
	2005	2004
Interest income
Interest and fees on loans	$41,936	34,045
Interest and dividends on investment securities available for sale:
U.S. Government agencies	482	223
State and municipal	1,739	1,729
Mortgage-backed	1,589	1,385
Interest on federal funds sold	130	36
Dividends on FHLB stock	165	60
Total interest income	46,041	37,478

Interest expense
Interest on deposits, including retail repurchase agreements	10,486	7,474
Interest on securities sold under agreements to repurchase
and reverse repurchase agreements	-	32
Interest on federal funds purchased	78	54
Interest on FHLB borrowings	1,356	304
Interest on commercial paper (Master notes)	288	75
Total interest expense	12,208	7,939

Net interest income	33,833	29,539

Provision for loan losses	1,800	2,150

Net interest income after provision for loan losses	32,033	27,389

Noninterest income
Service charges on deposit accounts	5,987	6,444
Fees for trust and brokerage services	2,163	2,269
Mortgage banking income	1,043	539
Investment securities gains	81	90
Other	2,431	2,131
Total noninterest income	11,705	11,473

Noninterest expense
Salaries and other personnel	16,312	14,302
Net occupancy	1,918	1,780
Furniture and equipment	2,695	2,616
Marketing and advertising	851	871
Postage and supplies	927	895
Telephone	547	558
Professional services	618	650
Other	4,411	3,993
Total noninterest expense	28,279	25,665

Net income before provision for income taxes	15,459	13,197

Provision for income taxes	5,178	4,223

Net income	$10,281	8,974

Common Share Data:
Net income - basic	$1.63	1.43
Net income - diluted	1.60	1.41
Cash dividends	0.48	0.42
Book value	13.81	12.55

Weighted average common shares outstanding - basic	6,314,431	6,267,991
Weighted average common shares outstanding - diluted	6,418,032	6,378,884

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common share data)
(unaudited)
					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2003	6,263,210	$31,316	$250	$39,454	$969	$71,989

Net income				8,974		8,974
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of tax effect of $231					369
Less: reclassification adjustment included in net income, net of tax effect of $35					(55)
Net unrealized gains on securities						314

Comprehensive income						9,288

Cash dividend declared and paid ($0.42 per share)				(2,634)		(2,634)
Stock option activity	17,975	90	108			198
Balance at September 30, 2004	6,281,185	$31,406	$358	$45,794	$1,283	$78,841

Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

Net income				10,281		10,281
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, netof tax effect of $570					(911)
Less: reclassification adjustment included in net income, net of tax effect of $31					(50)
Net unrealized losses on securities						(961)

Comprehensive income						9,320

Cash dividend declared and paid ($0.48 per share)				(3,032)		(3,032)
Stock option activity	27,000	135	175			310
Balance at September 30, 2005	6,324,285	$31,621	$623	$55,172	$(56)	$87,360

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$10,281	8,974
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	2,465	2,985
Investment securities gains	(12)	(90)
Provision for loan losses	1,800	2,150
Origination of loans held for sale	(55,343)	(28,259)
Proceeds from sale of loans held for sale	58,398	31,637
Gain on sale of loans	(836)	(539)
Change in accrued interest receivable	(304)	(4)
Change in other assets, net	(2,189)	(2,194)
Change in other liabilities, net	247	1,269

Cash provided by operating activities, net	14,507	15,929

Cash flows from investing activities
Purchase of investment securities available for sale	(46,986)	(65,252)
Proceeds from maturities of investment securities available for sale	790	6,787
Proceeds from sales and calls of investment securities available for sale	51,309	19,387
Principal paydowns on mortgage-backed securities available for sale	12,242	19,113
Purchase of FHLB stock	(933)	(857)
Increase in loans outstanding, net	(74,048)	(56,821)
Purchases of premises and equipment, net	(1,989)	(1,893)

Cash used in investing activities, net	(59,615)	(79,536)

Cash flows from financing activities
Increase in deposit accounts, net	47,075	11,497
Increase in securities sold under agreements to repurchase, net	476	6,254
Increase in commercial paper, net	1,052	394
Increase (decrease) in federal funds purchased, net	-	(10,930)
Increase in FHLB borrowings, net	16,400	54,500
Proceeds from stock option activity	310	198
Dividends paid	(3,032)	(2,634)

Cash provided by financing activities, net	62,281	59,279

Increase (decrease) in cash and cash equivalents, net	17,173	(4,328)
Cash and cash equivalents, beginning of period	33,445	33,239

Cash and cash equivalents, end of period	$50,618	28,911

Supplemental Information
Cash paid during the period for:
Interest expense	$4,688	7,995
Income taxes	5,142	3,292

Supplemental Schedule of Noncash Transactions
Change in unrealized gain on investment securities available
for sale, pretax	$(1,563)	510
Loans transferred to other real estate owned	1,050	1,581
Loans charged-off	1,232	1,557

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

Loan Securitizations
From time to time, the Company packages and sells loan receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when control over these assets has been surrendered. In conjunction with such transactions, the Company does not retain any interest in the loan or securities other than mortgage-servicing rights. During the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans. The gains or losses and mortgage-servicing rights associated with the securitization transaction and the subsequent investment security sale are included in the Consolidated Balance Sheets and / or Consolidated Statement of Income for the nine months ended September 30, 2005.

Principles of Consolidation
The accompanying unaudited Consolidated Interim Financial Statements include the accounts of Palmetto Bancshares, Inc., which includes its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, Palmetto Capital. In Management's opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the results for periods presented have been included. Any such adjustments are of a normal and recurring nature. The assets held by the Company in a fiduciary or agency capacity for customers are not included in the Company's unaudited Consolidated Interim Financial Statements as such items do not represent assets of the Company.

Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the consolidated financial statements included herein, which are unaudited with the exception of those as of the year ended December 31, 2004, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications
Certain amounts previously presented in consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior period net income or retained earnings as previously reported.

Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

Accounting for Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the Company's Consolidated Statement of Income on the date of adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123 (revised 2004), "Share-Based Payment." SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

Accounting for Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Accounting for Other-than-Temporary Impairment
In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations" that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

Accounting For Certain Existing Accounting Principles To Nontraditional Loan Products
The FASB issued proposed FSP No. SOP 94-6-a, "Nontraditional Loan Products," to address the application of certain existing accounting principles to nontraditional loan products. For the purposes of this proposed FSP, "nontraditional loan products" are those that expose the originator, holder, investor, guarantor, or servicer to higher risk than traditional products. Products that meet this definition include, but are not limited to:

  Loans with the contractual ability to negatively amortize;
  Loans with a high loan-to-value ratio;
  Home equity lines of credit, second mortgages, or other products that result in a high loan-to-value ratio when combined with other mortgages on the same collateral;
  Option adjustable-rate mortgages (ARMs) or similar products that may expose the borrower to future increases in repayments in excess of changes that result solely from increases in the market interest;
  Loans with below market or teaser interest rates; and
  Interest-only loans.

The proposed FSP discusses required disclosures and other accounting considerations for entities that originate, hold, guarantee, service, or invest in nontraditional loan products. The proposed FSP also discusses whether nontraditional loan products represent a concentration of credit risk as that term is used in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The FSP concludes that certain nontraditional loan products, which expose a reporting entity to greater credit risk than traditional mortgage products, may result in concentration of credit risk, and therefore disclosures about each significant concentration, including information about the (shared) activity, region, or economic characteristic that identifies the concentration, would be required. The proposed FSP No. SOP 94-6-a is available for comment until November 11, 2005.

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

		September 30, 2005
		Unrealized	Unrealized
	Amortized cost	gains	losses	Fair value
U.S. Government agencies	$26,955	-	(156)	26,799
State and municipal	59,009	785	(412)	59,382
Mortgage-backed	38,538	52	(359)	38,231
Total investment securities
available for sale	$124,502	837	(927)	124,412

		December 31, 2004
		Unrealized	Unrealized
	Amortized cost	gains	losses	Fair value
U.S. Government agencies	$10,053	6	(38)	10,021
State and municipal	68,198	1,629	(331)	69,496
Mortgage-backed	64,010	277	(71)	64,216
Total investment securities
available for sale	$142,261	1,912	(440)	143,733

From December 31, 2004 to September 30, 2005, the investment securities portfolio experienced a 41% decline in mortgage-backed securities, a 15% decline in state and municipal securities, and an increase of 167% in United States Government agencies securities. This shift reflects the Company's goal of having an investment securities portfolio concentrated on total return as funds from the sale of mortgage-backed securities were reinvested into agencies that the Company believes has a better total return profile at the time of execution. The decline in the total investment securities portfolio of approximately 13% from December 31, 2004 to September 30, 2005 primarily resulted from mortgage-backed security prepayments and paydowns being used to fund the Company's loan portfolio growth.

Investment securities available for sale were impacted by purchases, securitizations, proceeds from the sale, maturity, and / or call of such securities as well as principal paydowns of mortgage-backed securities, which is reflected in the Consolidated Statement of Cash Flows. During the three months ended September 30, 2005, the Company had realized gains of $68 thousand and realized losses amounting to $56 thousand on sales of investment securities available for sale compared with no realized gains and realized losses totaling $18 thousand during the three months ended September 30, 2004. For the nine months ended September 30, 2005, the Company had realized gains of $450 thousand and realized losses amounting to $369 thousand on sales of investment securities available for sale compared with realized gains of $141 thousand and realized losses amounting to $51 thousand during the nine months ended September 30, 2004. Specific identification is the basis on which cost is determined in computing realized gains and losses.

Most mortgage-backed investment securities are either fully backed or sponsored by the United States Government and provide income with less risk than other investment options. In addition, generally such investments are traded actively, so liquidity risk is minimal.

Changes in interest rates and related prepayment activity impact yields and fair values of securities, particularly mortgage-backed securities. In a rising interest rate environment, prepayment activity typically decreases thereby increasing security duration. These factors contributed to the shift in the mortgage backed security portfolio's unrealized position at September 30, 2005 over December 31, 2004. In general, Management believes that the unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, Management does not consider these investments to be other-than-temporarily impaired. Additionally, of the investment securities in unrealized loss positions at September 30, 2005, none of the investment securities have been in such a loss position for a period longer than 12 months.

At September 30, 2005 investment securities available for sale totaling $99.2 million were pledged and $78.1 million were being utilized to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4. LOANS

The table set forth below summarizes loans, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	September 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Commercial business	$86,929	10.4%	90,708	11.8
Commercial real estate	552,486	66.0	478,943	62.6
Installment	18,084	2.2	19,910	2.6
Installment real estate	53,041	6.3	51,846	6.8
Indirect	28,640	3.4	16,383	2.1
Credit line	1,974	0.2	2,012	0.3
Prime access	54,033	6.5	45,655	5.9
Residential mortgage	34,373	4.1	52,669	6.9
Bankcards	10,563	1.3	10,930	1.4
Business manager	248	-	552	0.1
Other	1,730	0.2	1,473	0.2
Loans, gross	$842,101	100.6%	771,081	100.7
Allowance for loan losses	(8,356)	(1.0)	(7,619)	(1.0)
Loans in process	2,512	0.3	1,470	0.2
Deferred loans fees and costs	707	0.1	703	0.1
Loans, net	$836,964	100.0%	765,635	100.0

Mortgage loans serviced for the benefit of others amounted to $301.1 million and $265.7 million at September 30, 2005 and December 31, 2004, respectively. Most of these mortgage loans are serviced for the Federal Home Loan Mortgage Corporation. See Note 5 for a discussion of the increase in mortgage loans serviced for others.

As reflected in the table above, material fluctuations were experienced in the commercial real estate, indirect lending, prime access, and residential mortgage portfolios.

Management has continued its emphasis on loans secured by real estate during the first nine months of 2005 as Management believes such loans involve less inherent risk than those secured by collateral other than real estate or loans that are unsecured. Management believes that the Company has capitalized on commercial real estate opportunities in the Company's market to grow its commercial real estate portfolio. From December 31, 2004 to September 30, 2005, the commercial real estate portfolio grew by $73.5 million, or 15.4%.

During the first nine months of 2005, the Company's indirect lending portfolio increased by $12.3 million, or 74.8%. Management attributes this automobile loan growth to a new program offered by the Company that targets high scoring consumers at competitive rates. The goal of this program is to first introduce the Company and its products to reputable automobile dealers. Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers.

The prime access loan portfolio increased approximately $8.4 million at September 30, 2005 over December 31, 2004 primarily as a result of the Company's competitive closing cost support and ongoing marketing efforts.

The residential mortgage loan portfolio decreased $18.3 million, or 34.7%, during the first nine months of 2005. Residential mortgage loan originations during this period were offset by prepayments as well as a loan securitization and loan sales during the second quarter of 2005 totaling approximately $14 million. During the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans. The goal of this securitization was to provide enhanced liquidity, improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition to this securitization, approximately $4 million of residential mortgage loans were sold during the second quarter of 2005 from the loans receivable portfolio.

The table set forth below summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	September 30,	December 31,
	2005	2004
Nonaccrual loans	$2,703	2,323
Loans past due 90 days and still accruing (1)	103	147
	$2,806	2,470

(1) Substantially all of these loans are bankcard loans.

Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans at September 30, 2005 over December 31, 2004. Instead, Management believes that the increase noted above is the result of a balance at year-end 2004 that was not indicative of historical trends rather than declined credit quality at September 30, 2005. At September 30, 2004 and December 31, 2003, nonaccrual loans totaled $3.5 million and $3.8 million, respectively.

Management has become aware of one potential problem loan that had borrower credit problems causing Management to have doubt as to the ability of the borrower to comply with the present loan repayment terms. The loan, for which the Bank had exposure of approximately $4 million, was placed in nonaccrual status in October 2005. However, the Bank expects no or limited loss relative to this loan due to the amount of equity in the property. The Bank does expect to carry this loan in nonaccrual for an extended period of time if foreclosure proceedings are commenced.

As of September 30, 2005, Management was aware of no other potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

The table set forth below summarizes the activity impacting the allowance for loan losses (the "Allowance") for the periods indicated (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Allowance, beginning of period	$8,051	7,983	7,619	7,463
Provision for loan losses	600	650	1,800	2,150

Loans charged-off	(374)	(511)	(1,232)	(1,557)
Loan recoveries	79	48	169	114
Net loans charged-off	(295)	(463)	(1,063)	(1,443)

Allowance, end of period	$8,356	8,170	8,356	8,170

Management's judgments relative to the Allowance evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, entry into new markets, new product offerings, loan portfolio quality trends, changes in regulations and other external factors affecting loan portfolio quality, and uncertainty in current economic and business conditions. After considering these issues, the Allowance balance remained relatively unchanged when comparing the three and nine months ended September 30, 2004 to the same periods of 2005 although the provision for loan losses declined when comparing both periods primarily as a result of increasing credit quality.

In an effort to mitigate any credit deterioration resulting from economic conditions, Management has and continues to emphasize conservative underwriting in an effort to manage credit quality as evidenced by the key performance indicators relative to the Allowance discussed below.

Classified assets increased $1.4 million from December 31, 2004 to September 30, 2005 primarily within the substandard category. Management believes that this increase does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to isolated loan circumstances. One lending relationship classified as substandard since December 31, 2004 is secured by 11 properties that Management believes are more than sufficient to cover the relationship's exposure. The remaining classified asset portfolios remained relatively unchanged from over the two periods noted.

Nonaccrual loans increased $380 thousand from December 31, 2004 to September 30, 2005. Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans. Instead, Management believes that the increase noted above is the result of a balance at year-end 2004 that was not indicative of historical trends rather than declined credit quality at September 30, 2005. At September 30, 2004 and December 31, 2003, nonaccrual loans totaled $3.5 million and $3.8 million, respectively.

Management believes that, due to the reasons noted above, the increases classified assets and nonaccrual loans increased from December 31, 2004 to September 30, 2005 do not appear to indicate a deterioration of credit quality. Instead, it is believed that both trends are the result of isolated events that are not necessarily indicative of historical credit trends.

When comparing December 31, 2004 to September 30, 2005, the real estate acquired in settlement of loans, repossessed automobiles, and loans past due 90 days and still accruing declined approximately $556 thousand. It should also be noted, however, that nonperforming assets as a percentage of total assets declined over the periods noted indicating that the rate at which assets are growing exceeded the rate at which nonperforming assets grew.

Another factor supporting the change in the Allowance over the periods presented was the decline in net loans charged-off over the periods reported. Net loans charged-off during the three months ended September 30, 2005 totaled $295 thousand, down from $463 thousand during the three months ended September 30, 2004. Net loans charged-off during the nine months ended September 30, 2005 totaled $1.1 million, down from $1.4 million during the six months ended September 30, 2004.

The factors impacting the Allowance, as noted above, were offset slightly by the impact of the growth of the loan portfolio over the periods.

SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor's carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor's recorded liability. Any troubled debt restructurings entered into by the Company for the period ended September 30, 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Company makes contractual commitments to extend credit, which are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. See Note 11 for a discussion of the Company's lending commitments.

The Company's primary market area is the Upstate region of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At September 30, 2005, except for the concentration of a majority of the loan portfolio in the Company's primary market area, there were no concentrations of loans in any type of industry, type of property, or to one borrower.

5. MORTGAGE-SERVICING RIGHTS

The Company originates, sells, and retains the servicing of mortgage loans. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $301.1 million, $265.7 million, and $267.3 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. As previously discussed, during the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans and sold approximately $4 million residential mortgage loans from the loans receivable portfolio, in addition to its loan sales in the ordinary course of business. Both of the second quarter transactions were executed with mortgage-servicing rights retained. In addition to these two transactions, the increase in mortgage loans serviced for the benefit of others can be attributed to the decline in mortgage loan payoffs over prior periods due to the increasing interest rate environment.

The table set forth below summarizes the changes in the carrying amount of capitalized mortgage-servicing rights, which are included in other assets, for the periods indicated (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Mortgage-servicing rights, beginning of period	$2,548	2,391	2,316	2,567
Capitalized mortgage-servicing rights	239	92	765	355
Amortization	(215)	(159)	(552)	(479)
Change in valuation allowance	40	7	83	(112)
Mortgage-servicing rights, end of period	$2,612	2,331	2,612	2,331

The aggregate fair market value of mortgage-servicing rights at both September 30, 2005 and 2004 was $2.6 million and $2.2 million, respectively.

The table set forth below summarizes the activity impacting the valuation allowance for impairment of mortgage-servicing rights, which is included in other assets, for the periods indicated (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Valuation allowance, beginning of period	$89	159	132	40
Aggregate additions charged and reductions credited to operations	(40)	(7)	(83)	112
Valuation allowance, end of period	$49	152	49	152

Activity impacting the Company's mortgage-servicing rights portfolio, including mortgage loans originated to be sold and sales, are reflected in the Consolidated Statement of Cash Flows.

Capitalized mortgage-servicing rights have increased for both the three and nine months ended September 30, 2005 over the same periods of 2004 due in part to the increase in mortgage loan sales in the normal course of business during those periods. Also contributing to this increase for both the three and nine months ended September 30, 2005 over the same periods of 2004 were $142 thousand of mortgage-servicing rights retained and capitalized in conjunction with the loan securitization and sales during the second quarter of 2005 from loans receivable.

Mortgage-servicing rights amortization was at higher than historical levels during recent years mainly as a result of higher loan prepayment speeds. As these prepayment speeds slowed, beginning in mid 2004, a reduction has been seen in mortgage-servicing rights amortization.

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

	September 30,	December 31,
	2005	2004
Finite life intangible assets
Intangible assets from branch acquisitions	$211	320

Infinite life intangible assets
Intangible assets from branch acquisitions	3,691	3,691
Total other intangible assets	$3,902	4,011

The table set forth below summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles and are included in other assets, and the related amortization for the years indicated (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Finite life intangible assets, beginning of period	$247	392	320	464
Amortization	(36)	(36)	(109)	(108)
Finite life intangible assets, end of period	$211	356	211	356

There were no changes in the carrying amount of goodwill for the three or nine months ended September 30, 2005.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, estimated amortization expense related to finite lived intangibles is $144 thousand for the year ended December 31, 2005, $48 thousand for the years ended December 31, 2006 and 2007, $45 thousand for the year ended December 31, 2008, and $33 thousand for the year ended December 31, 2009. Management is aware of no material events or uncertainties that would cause reported expenses related to intangible assets not to be indicative of future operating results or future financial condition or that would cause future operating results or future financial condition to differ materially from these projections.

The Company's infinite life intangible assets (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. The valuation as of June 30, 2005 indicated that no impairment charge was required as of that test date. There have been no events or circumstances since June 30, 2005 that indicate there may be impairment.

7. DEPOSITS

The table set forth below summarizes deposits, by type, at the dates indicated (in thousands).

	September 30,	December 31,
	2005	2004
Transaction deposit accounts	$340,877	309,561
Savings deposit accounts	49,275	44,972
Money market deposit accounts	121,256	95,608
Time deposit accounts	363,114	377,306
Total deposits	$874,522	827,447

Money market deposit accounts increased $25.6 million during the first nine months of 2005 primarily due to the transfer of a portion of trust deposits being transferred into the Company's portfolio from another institution as well as the introduction of a new business money market product during the period.

8. BORROWINGS FROM THE FEDERAL HOME LOAN BANK

At September 30, 2005, of its approximately $207 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $62.4 million in short-term and long-term borrowings. Of this balance at September 30, 2005, $23 million was long-term.

9. EMPLOYEE BENEFIT PLANS

Postretirement Benefits
The table set forth below summarizes the combined adjusted postretirement benefit expense components for the Company's noncontributory defined benefit pension plan for the periods indicated (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$209	119	696	386
Interest cost	237	139	794	441
Expected return on plan assets	(354)	(183)	(1,169)	(580)
Amortization of prior service cost	3	2	11	6
Amortization of net loss	35	17	113	53
Net periodic benefit cost	$130	94	445	306

The Company expects to contribute $1.2 million to the plan during 2005. During the three and nine months ended September 30, 2005, $300 thousand and $923 thousand was contributed, respectively.

Stock Option Plan
At September 30, 2005, the Company had a stock-based employee and director option plan, which is described more fully in Note 13 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. Prior to its revision in December 2004, SFAS No. 123, "Accounting for Stock-Based Compensation," allowed a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under APB Opinion No. 25 to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. In Management's opinion, the existing stock option valuation models did not necessarily provide a reliable single measure of stock option fair market value. Therefore, as permitted, the Company has applied the existing accounting rules under APB Opinion No. 25 and provided proforma net income and proforma earnings per common share disclosures for employee stock option grants as if the fair market value based method defined in SFAS No. 123 had been applied. In accordance with the provisions of APB Opinion No. 25 and related interpretations, which requires compensation expense for options be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant, no compensation expense was recognized for stock options granted during the three or nine months ended September 30, 2005 and 2004.

The table set forth below summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company has applied these provisions to stock-based employee compensation for the periods indicated (in thousands, except common share data).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$3,322	3,147	10,281	8,974
Total stock-based employee and director compensation
expense determined under fair value-based methods for all
awards, net of related tax effects	(26)	(22)	(77)	(67)
Pro forma net income	$3,296	3,125	10,204	8,907

Common Share Data:
Net income - basic, as reported	$0.53	0.50	1.63	1.43
Net income - basic, pro forma	0.52	0.50	1.62	1.42

Net income - diluted, as reported	$0.52	0.49	1.60	1.41
Net income - diluted, pro forma	0.51	0.49	1.59	1.39

The Company did not grant any options during the third quarter of 2004 or 2005. 34,000 and 33,000 options were granted during the first quarter of 2004 and 2005, respectively. The weighted average fair value of options granted approximated $4.94 and $5.24, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004 and 2005, respectively: dividend yield of 2.5% and 2.4%, expected volatility of 18% and 16%, average risk-free interest rate of 4% for grants during both years, expected lives of 9 years, and a vesting period of five years.

The table set forth below summarizes stock option activity for the 1997 Stock Compensation Plan for the period indicated.

		Weighted-
	Stock	average
	options	exercise price
Outstanding at December 31, 2003	261,510	$12.95
Granted	34,000	23.30
Forfeited / Cancelled	-	-
Exercised	(17,975)	11.02
Outstanding at September 30, 2004	277,535	$14.34

Outstanding at December 31, 2004	257,835	$14.59
Granted	33,000	26.60
Forfeited / Cancelled	(4,000)	13.50
Exercised	(27,000)	11.43
Outstanding at September 30, 2005	259,835	$16.44

At September 30, 2005, there were 35,800 remaining options available for grant under the 1997 Stock Compensation Plan.

In December 2004, the FASB published SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123(R) was designed to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123 as amended in December 2002.

10. NET INCOME PER COMMON SHARE

Basic and diluted earnings per share have been computed based on net income presented in the accompanying Consolidated Statements of Income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	6,319,613	6,272,918	6,314,431	6,267,991
Dilutive effect arising from potential common share issuances	101,794	109,905	103,601	110,893
Weighted average common shares outstanding - diluted	6,421,407	6,382,823	6,418,032	6,378,884

Option shares are excluded from the calculation of diluted earnings when the exercise price is greater than the average market price of the common shares as of that date. At September 30, 2005 and 2004, there were no option shares that were excluded from the calculation of diluted earnings, based on information available to Management at that time.

The Company paid cash dividends of $0.16 per share for the quarter ended September 30, 2005 and $0.14 per share for the same quarter of 2004. Cash dividends for the nine months ended September 30, 2005 and 2004, respectively were $0.48 and $0.42 per share.

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

Lease Agreements
During the third quarter of 2005, the Company entered into a lease for real property and improvements in Spartanburg to which it will be moving its current Blackstock Road office. The Company plans to complete this move by year-end 2005.

Additionally, at quarter end, the Company was in negotiation regarding five ground leases that, once finalized, will house automatic teller machines. All of these ground leases are located in market areas that the Company currently serves.

Lending Commitments
The table set forth below summarizes the Company's contractual commitments to extend credit at September 30, 2005 (in thousands).

Home equity loans	$42,789
Credit cards	43,930
Commercial real estate development	56,511
Other unused lines of credit	37,611
Total contractural commitments to extend credit	$180,841

Guarantees
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. At September 30, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 was $1.5 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, the Company does not believe that the fair market values of such guarantees were material at September 30, 2005.

Other Off-Balance Sheet Arrangements
At September 30, 2005, the Company had no interests in nonconsolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133. All changes in the fair value of derivative instruments are recorded as noninterest income in the consolidated statements of operations.

The Company has identified the following derivative instruments at September 30, 2005: forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

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

Outstanding commitments on mortgage loans not yet closed amounted to approximately $8.5 million at September 30, 2005. The fair value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at September 30, 2005.

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

At September 30, 2005, the most recent notification from federal banking agencies categorized the Company and the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized," minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below (dollars in thousands) must be maintained. Since September 30, 2005, there have been no events or conditions that Management believes have changed these categories.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2005
Total capital to risk-weighted assets
The Company	$91,608	10.29%	$71,255	8.00%	N/A	N/A
The Bank	90,803	10.19	71,255	8.00	$89,068	10.00%

Tier 1 capital to risk-weighted assets
The Company	$83,252	9.35%	$35,627	4.00%	N/A	N/A
The Bank	82,447	9.26	35,627	4.00	$53,441	6.00%

Tier 1 capital to average assets
The Company	$83,252	7.91%	$42,098	4.00%	N/A	N/A
The Bank	82,447	7.83	42,110	4.00	$52,637	5.00%

At December 31, 2004
Total capital to risk-weighted assets
The Company	$83,234	10.33%	$64,434	8.00%	N/A	N/A
The Bank	82,739	10.27	64,434	8.00	$80,542	10.00%

Tier 1 capital to risk-weighted assets
The Company	$75,615	9.39%	$32,217	4.00%	N/A	N/A
The Bank	75,120	9.33	32,217	4.00	$48,325	6.00%

Tier 1 capital to average assets
The Company	$75,615	7.76%	$38,994	4.00%	N/A	N/A
The Bank	75,120	7.70	39,005	4.00	$48,757	5.00%

The Company has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset / Liability Committee (the "Committee") and approved by its Board of Directors. The primary goal of the Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Committee considers these strategies to ultimately position the balance sheet to minimize fluctuations in income associated with interest rate risk, it also monitors the Company's liquidity and capital positions to ensure that its strategies result in adequate positions of such other measures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

COMPANY OVERVIEW

Palmetto Bancshares is a bank holding company organized under the laws of South Carolina in 1982. The Palmetto Bank (the "Bank"), a wholly owned subsidiary of the holding company, was organized and chartered under South Carolina law in 1906. The Company's corporate offices are located at 301 Hillcrest Drive, Laurens, South Carolina. The Bank is a full-service bank and trust company. At September 30, 2005, the Bank had thirty-one full-service offices in the Upstate region of South Carolina within the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1). In addition to retail offices, at September 30, 2005, the Bank had 32 automatic teller machine ("ATM") locations (including four at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. The Bank engages in investment services through its wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital, except where the context requires otherwise.

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

Management continually reviews opportunities for Upstate expansion that it believes to be in the best interest of the Company, its customers, and its shareholders. Expansion opportunities are currently being evaluated in the market areas in which the Company serves. During the third quarter of 2005, the Company held the grand opening of its Easley office that introduced the Company's presence into Pickens County. Easley is a culturally diverse community with approximately 20,000 residents living within the city limits.

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

THIRD QUARTER HIGHLIGHTS

At September 30, 2005, the Company's assets totaled $1.1 billion, an increase of $71.8 million or 7.2% over December 31, 2004. The increase in assets during the first nine months of 2005 resulted primarily from an increase in total loans of $69.7 million. Average assets increased 13.0% during the first nine months of 2005 over the same period of 2004. Over the same period, average interest-earning assets increased 13.3%. Total liabilities increased $65.3 million, or 7.2%, at September 30, 2005 over December 31, 2004, to a balance of $977.6 million. This increase resulted primarily from increases in interest-bearing deposit accounts and FHLB borrowings over the same periods. Total deposits and other borrowings were $971.9 million at September 30, 2005, up from $906.9 million at December 31, 2004. Total shareholders' equity at September 30, 2005 totaled $87.4 million, an increase of $6.6 million over December 31, 2004.

Net income for the quarter ended September 30, 2005 increased 5.6% to $3.3 million from net income of $3.2 million in the comparable quarter in fiscal 2004. Basic earnings per common share increased to $0.53 per common share for the quarter ended September 30, 2005 compared to $0.50 per common share for the quarter ended September 30, 2004. On a diluted basis, earnings per common share increased to $0.52 from $0.49 in the comparable period of 2004.

QUARTERLY EARNINGS REVIEW COMPARISON

Overview
Net income for the quarter ended September 30, 2005 increased $175 thousand over the quarter ended September 30, 2004. Contributing to this increase over the periods was an increase in net interest income of $1.4 million, a decrease in the provision for loan losses of $50 thousand, and an increase in noninterest income totaling $133 thousand. Offsetting these increases in net income were increases in noninterest expense and the provision for income taxes totaling $1.2 million and $191 thousand, respectively.

The Company's net interest margin increased to 4.59% for the quarter ended September 30, 2005 from 4.49% for the quarter ended September 30, 2004. Average interest-earning assets increased by $102.2 million over these periods.

Net Interest Income
The net interest margin for the quarter ended September 30, 2005 was 4.59% compared with 4.49% during the quarter ended September 30, 2004. Average interest-earning assets increased by $102.2 million from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 to $991.6 million. Average interest-earning liabilities increased by $87.0 million from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 to $832.1 million. The average yield on interest-earning assets increased by 71 basis points while the rate paid on average interest-bearing liabilities increased by 74 basis points. The yield on interest-earning assets increased to 6.50% for the quarter ended September 30, 2005 from 5.79% for the quarter ended September 30, 2004. The cost of interest-bearing liabilities increased to 2.28% for the quarter ended September 30, 2005 from 1.54% for the quarter ended September 30, 2004. As a result of these variances, net interest income increased $1.4 million, or 14.1%, between the two quarters.

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

	For the three months ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$9,697	$75	3.07%	$2,011	$7	1.38%
FHLB stock and deposits	5,276	63	4.74	2,578	21	3.24
Nontaxable investment securities (1)	59,559	549	3.66	69,376	649	3.72
Taxable investment securities (1)	67,428	622	3.66	81,246	719	3.52
Loans, net of unearned (2)	849,638	14,946	6.98	734,155	11,542	6.25
Total interest-earning assets	991,598	16,255	6.50	889,366	12,938	5.79

Noninterest-earning assets
Cash and due from banks	30,635			23,879
Allowance for loan losses	(8,134)			(8,030)
Premises and equipment, net	22,665			22,415
Accrued interest receivable	4,574			4,037
Other	15,267			16,883
Total noninterest-earning assets	65,007			59,184

Total assets	$1,056,605			$948,550

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$323,120	$956	1.17%	$262,432	$244	0.37%
Savings deposit accounts	50,063	38	0.30	48,240	37	0.31
Time deposit accounts	367,040	2,821	3.05	352,478	2,271	2.56
Total interest-bearing deposits	740,223	3,815	2.04	663,150	2,552	1.53

Retail repurchase agreements	20,698	138	2.65	22,499	29	0.51
Commercial paper	20,011	129	2.56	17,148	30	0.70
Federal funds purchased	1,465	13	3.52	5,790	23	1.58
FHLB borrowings	49,725	694	5.54	36,532	259	2.82
Total interest-bearing liabilities	832,122	4,789	2.28	745,119	2,893	1.54

Noninterest-bearing liabilities
Noninterest-bearing deposits	131,739			121,730
Other	5,815			4,661
Total noninterest-bearing liabilities	137,554			126,391

Total liabilities	969,676			871,510

Shareholders' equity	86,929			77,040

Total liabilities and shareholders' equity	$1,056,605			$948,550

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$11,466	4.59%		$10,045	4.49%

(1)         The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

(2)         Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

The following rate / volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations when comparing the three months ended September 30, 2005 to the three months ended September 30, 2004 (in thousands).

	For the three months ended September 30, 2005 compared
	with the three months ended September 30, 2004
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,939	1,465	3,404
Investment securities	(218)	21	(197)
Other	90	20	110
Total interest-earning assets	$1,811	1,506	3,317

Interest-bearing liabilities
Interest-bearing deposits	$322	941	1,263
Other	46	587	633
Total interest-bearing liabilities	$368	1,528	1,896

NET INTEREST INCOME	$1,443	(22)	1,421

Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment securities and the need to reinvest those funds at current market spreads for new earning assets. The Federal Reserve increased the federal funds target rate by 25 basis points in each of eleven moves starting in June of 2004 and ending in September 2005.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company's Allowance model. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. The provision for loan losses was $600 thousand and $650 thousand for the three months ended September 30, 2005 and 2004, respectively. The Allowance at September 30, 2005, December 31, 2004, and September 30, 2004 was $8.4 million, $7.6 million, and $8.2 million, respectively and represented 0.99%, 0.99%, and 1.09% of loans excluding mortgage loans held for sale, net of unearned and excluding the Allowance for the same dates, respectively.

The provision for loan losses declined from the three months ended September 30, 2004 to the same period of 2005 primarily as a result of decreased net loans charged-off and nonperforming assets offset by increases in classified assets and the impact of the growth of the loan portfolio over the periods.

Net loans charged-off during the three months ended September 30, 2005 totaled $295 thousand, down from $463 thousand during the three months ended September 30, 2004. Nonperforming assets declined from $5.0 million at December 31, 2004 to $4.9 million at September 30, 2005. Classified assets increased from $15.4 million at December 30, 2004 to $16.7 million at September 30, 2005.

See Balance Sheet Review-Loans and Allowance for Loan Losses, and Note 4 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion including factors impacting the Allowance and thus the provision for loan losses as well as the methodology for analyzing the adequacy of the Allowance.

Noninterest Income
Noninterest income for the three months ended September 30, 2005 totaled $3.9 million, up $133 thousand compared with the third quarter of 2004. The main contributors to the increase in noninterest income were increases in mortgage-banking income and other noninterest income of $74 thousand and $155 thousand, respectively, offset by a decrease in fees for trust and brokerage services.

Mortgage-banking income increased during the quarter ended September 30, 2005 when compared with the same quarter of 2004. Mortgage-banking income includes origination income, mortgage-servicing loss (net of the related amortization for the mortgage-servicing rights for portfolio mortgage loans), losses and recoveries related to the impairment of mortgage-servicing rights, and gains and losses on sales of portfolio mortgage loans. The Company sells most of the loans it originates in the secondary market with servicing rights retained. The increase in mortgage-banking income during the quarter ended September 30, 2005 over the same quarter of 2004 was principally the result of higher gains on sales of mortgage loans that were attributed to increased sales over the periods noted. Residential mortgage loans originations during this period were offset by prepayments and loan sales during the third quarter of 2005. Activity impacting the Company's mortgage-banking activities is reflected in the Consolidated Statement of Cash Flows contained herein.

Also increasing during the quarter ended September 30, 2005 over the same quarter of 2004 was other noninterest income. This increase was the result of fluctuations in several accounts that in the aggregate resulted in an increase of $155 thousand.

Partially offsetting these increases was a slight decline in fees for trust and brokerage services resulting primarily from the liquidation of two relationships totaling approximately $10 million during the fourth quarter of 2004. This decline in market value, has since been overcome.

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

Noninterest expense for the quarter ended September 30, 2005 increased $1.2 million, or 14.5%, to $9.8 million from $8.6 million in the quarter ended September 30, 2004. The primary contributor to this increase was an increase in salaries and other personnel expense.

Salaries and other personnel expense comprise a significant component of noninterest expense. Comprising 58.6% of noninterest expense in the third quarter of 2005 and 54.0% of noninterest expense in the third quarter of 2004, salaries and other personnel expense increased by $1.1 million to $5.7 million in the third quarter of 2005 from $4.6 million in the third quarter of 2004. The majority of the increase was due to normal increases in employee and officer salaries as well as increases in expenses associated with the Company's Officer Incentive Compensation Plan and the addition of new officer positions including those positions created with regard to the opening of the new Easley branch during the third quarter of 2005.

Provision for Income Taxes
Income tax expense totaled $1.7 million for the quarter ended September 30, 2005, compared with $1.5 million for the quarter ended September 30, 2004. The Company's effective tax rate increased to 33.5% for the three months ended September 30, 2005 from 32.0% for the same period of 2004 due to an increase in projected taxable income relative to permanent differences.

YEAR-TO-DATE EARNINGS REVIEW COMPARISON

Overview
Net income for the nine months ended September 30, 2005 increased 14.6% to $10.3 million from net income of $9.0 million for the comparable period of 2004. Basic earnings per common share increased to $1.63 per common share for the nine months ended September 30, 2005 compared to $1.43 per common share for the nine months ended September 30, 2004. On a diluted basis, earnings per common share increased to $1.60 from $1.41 when comparing the same periods.

Net income for the nine months ended September 30, 2005 increased $1.3 million over the net income reported for the nine months ended September 30, 2004. Contributing to this increase over the periods was an increase in net interest income of $4.3 million, a decrease in the provision for loan losses of $350 thousand, and an increase in noninterest income totaling $232 thousand. Offsetting these increases in net income were increases in noninterest expense and the provision for income taxes totaling $2.6 million and $955 thousand, respectively.

The Company's net interest margin increased to 4.66% for the nine months ended September 30, 2005 from 4.60% for the same period of 2004. Average interest-earning assets increased by $114.0 million over these periods.

Earnings through the first nine months of 2005 resulted in a return on average assets of 1.33% and a return on average shareholders' equity of 16.24% compared with 1.31% and 15.92% for the first nine months of 2004.

Net Interest Income
The net interest margin for the nine months ended September 30, 2005 was 4.66% compared with 4.60% during the nine months ended September 30, 2004. Average interest-earning assets increased by $114.0 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 to $971.4 million. Average interest-earning liabilities increased by $98.9 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 to $818.2 million. The average yield on interest-earning assets increased by 50 basis points while the rate paid on average interest-bearing liabilities increased by 52 basis points. The yield on interest-earning assets increased to 6.34% for the nine months ended September 30, 2005 from 5.84% for the nine months ended September 30, 2004. The cost of interest-bearing liabilities increased to 1.99% for the nine months ended September 30, 2005 from 1.47% for the nine months ended September 30, 2004. As a result of these variances, net interest income increased $4.3 million, or 14.5%, between the two periods.

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

		For the nine months ended September 30,
		2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$5,684	$130	3.06%	$4,658	$36	1.03%
FHLB stock and deposits	5,329	165	4.14	2,602	60	3.08
Nontaxable investment securities (1)	62,463	1,739	3.72	61,888	1,729	3.73
Taxable investment securities (1)	73,135	2,071	3.79	69,028	1,608	3.11
Loans, net of unearned (2)	824,792	41,936	6.80	719,178	34,045	6.32
Total interest-earning assets	971,403	46,041	6.34	857,354	37,478	5.84
Noninterest-earning assets
Cash and due from banks	30,962			25,853
Allowance for loan losses	(7,896)			(7,755)
Premises and equipment, net	22,458			22,178
Accrued interest receivable	4,466			3,865
Other	15,395			15,829
Total noninterest-earning assets	65,385			59,970

Total assets	$1,036,788			$917,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$303,867	$2,027	0.89%	$264,131	$689	0.35%
Savings deposit accounts	48,377	107	0.30	46,640	101	0.29
Time deposit accounts	368,386	8,018	2.91	349,367	6,606	2.53
Total interest-bearing deposits	720,630	10,152	1.88	660,138	7,396	1.50

Retail repurchase agreements	21,060	334	2.12	20,544	78	0.51
Investment security repurchase agreements	-	-	-	3,350	32	1.28
Commercial paper	18,433	288	2.09	15,900	75	0.63
Federal funds purchased	3,820	78	2.73	5,208	54	1.39
FHLB borrowings	54,209	1,356	3.34	14,136	304	2.87
Total interest-bearing liabilities	818,152	12,208	1.99	719,276	7,939	1.47

Noninterest-bearing liabilities
Noninterest-bearing deposits	128,900			118,759
Other	5,079			3,978
Total noninterest-bearing liabilities	133,979			122,737

Total liabilities	952,131			842,013

Shareholders' equity	84,657			75,311

Total liabilities and shareholders' equity	$1,036,788			$917,324

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$33,833	4.66%		$29,539	4.60%

(1) The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(2) Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

The following rate / volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004 (in thousands).

	For the nine months ended September 30, 2005 compared
	with the nine months ended September 30, 2004
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$5,246	2,645	7,891
Investment securities	123	350	473
Other	67	132	199
Total interest-earning assets	$5,436	3,127	8,563

Interest-bearing liabilities
Interest-bearing deposits	$724	2,032	2,756
Other	505	1,008	1,513
Total interest-bearing liabilities	$1,229	3,040	4,269

NET INTEREST INCOME	$4,207	87	4,294

Provision for Loan Losses
The provision for loan losses was $1.8 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively.

The provision for loan losses was $1.8 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively. The provision for loan losses declined from the nine months ended September 30, 2004 to the same period of 2005 primarily as a result of decreased net loans charged-off and nonperforming assets offset by increases in classified assets and the impact of the growth of the loan portfolio over the periods.

Net loans charged-off during the nine months ended September 30, 2005 totaled $1.1 million, down from $1.4 million during the nine months ended September 30, 2004. Nonperforming assets declined from $5.0 million at December 31, 2004 to $4.9 million at September 30, 2005. Classified assets increased from $15.4 million at December 30, 2004 to $16.7 million at September 30, 2005.

See Balance Sheet Review-Loans and Allowance for Loan Losses, and Note 4 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion including factors impacting the Allowance and thus the provision for loan losses as well as the methodology for analyzing the adequacy of the Allowance.

Noninterest Income
Noninterest income for the nine months ended September 30, 2005 totaled $11.7 million, up $232 thousand compared with the nine months ended September 30, 2004. The main contributors to this increase in noninterest income was an increase in mortgage-banking income and other noninterest income of $504 thousand and $300 thousand, respectively offset by declines in service charges on deposit accounts and fees on trust and brokerage services of $457 thousand and $106 thousand, respectively.

Mortgage-banking income increased $504 thousand during the nine months ended September 30, 2005 over the same period of 2004. The following table summarizes the components of mortgage-banking income for these periods (in thousands).

	For the nine months ended
	September 30,
	2005	2004
Mortgage-servicing fees	$527	504
Gain on sale of loans	836	479
Mortgage serciving right amortization and impairment	(469)	(590)
Processing fees	75	77
Other mortgage-banking income	74	69
	$1,043	539

Activity impacting the Company's mortgage-servicing rights portfolio, including mortgage loans originated to be sold and sales of such loans is reflected in the Consolidated Statement of Cash Flows.

During the second quarter of 2005, the Company securitized and sold approximately $10 million of its 1-4 family mortgage loans. The goal of this securitization was to provide enhanced liquidity, improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition to this securitization, approximately $4 million of residential mortgage loans were sold during the second quarter of 2005 from the loans receivable portfolio. These transactions, as well as increases in mortgage loan sales in the normal course of business during the two periods, contributed to the increased gain on sale of loans. The increase in mortgage-servicing fees can be attributed to the increase in mortgage loans serviced for others over the periods noted. Mortgage loans serviced for the benefit of others amounted to $301.1 million at September 30, 2005 and $267.3 million at September 30, 2004. Adding to these increases in mortgage-banking income was a decline in the amortization and impairment of mortgage-servicing rights. As interest rates have continued to rise during the nine months ended September 30, 2005, refinancing activity has continued to slow. As such, the component of mortgage-servicing right amortization and impairment relative to refinancing activity (prepayment speeds) has slowed as well.

Other noninterest income increased $300 thousand during the nine months ended September 30, 2005 over the same period of 2004 primarily as a result of consumers continuing to embrace an expanding array of payment choices. The 2005 / 2006 Study of Consumer Payment Preferences found that each month consumers make 58 individual payment choices, whether by buying things in stores or over the Internet, or paying bills, and increasingly, the payment method such consumers choose is an electronic one. As such, the Company has seen an increase in fees related to such choices.

Service charges on deposit accounts comprise a significant component of other noninterest income and comprised 51.1% of noninterest income during the first nine months of 2005 compared with 56.2% of noninterest income during the first nine months of 2004. Service charges on deposit accounts decreased $457 thousand, or 7.1%, over same periods. Management believes that the decline in service charges on deposit accounts is primarily related to nonsufficient funds and overdraft service charge declines due to customers' decreased use of the Company's overdraft protection program as well as an increase in alternative transaction methods such as debit cards. This increased use of debit cards has decreased the Company's service charge opportunities, since the merchant typically declines transactions that would otherwise result in overdrafts.

See Quarterly Earnings Review Comparison - Noninterest Income for a discussion of the decline in fees for trust and brokerage services from the nine months ended September 30, 2004 to the same period of 2005.

Noninterest Expense
Noninterest expense for the nine months ended September 30, 2005 increased $2.6 million, or 10.2%, to $28.3 million from $25.7 million in the nine months ended September 30, 2004. Contributing to the increase in noninterest expense for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 were increases in salaries and other personnel, net occupancy, and other noninterest expense.

Salaries and other personnel expense comprise a significant component of noninterest expense. Comprising 57.7% of noninterest expense in the nine months ended September 30, 2005 and 55.7% of noninterest expense in the nine months ended September 30, 2004, salaries and other personnel expense increased by $2.0 million to $16.3 million in the first nine months of 2005 from $14.3 million in the first nine months of 2004. The majority of the increase was due to normal increases in employee and officer salaries as well as increases in expenses associated with the Company's Officer Incentive Compensation Plan and the addition of new officer positions including those positions created in anticipation of the opening of the new Easley branch during the third quarter of 2005.

Also increasing during the nine months ended September 30, 2005 over the same period of 2004 was other noninterest expense. This increase was the result of fluctuations in several accounts that in the aggregate resulted in an increase of $418 thousand.

Income Taxes
Income tax expense totaled $5.2 million for the nine months ended September 30, 2005, compared with $4.2 million for the same period of 2004. The Company's effective tax rate increased to 33.5% for the nine months ended September 30, 2005 from 32.0% for the same period of 2004 due to an increase in projected taxable income relative to permanent differences.

BALANCE SHEET REVIEW

The following information is intended to supplement any information relating to the Consolidated Balance Sheets presented in the Notes to Interim Consolidated Financial Statements.

Investment Securities Available For Sale
The securities portfolio, all of which was classified as available for sale at September 30, 2005, is a component of the Company's asset-liability management strategy. Securities available for sale are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders' equity. A third party determines the fair value of the securities portfolio. The valuation is determined as of the date of the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

Investment securities available for sale, excluding FHLB capital stock, totaled $124.4 million at September 30, 2005, a decrease of $19.3 million, or 13.4%, over December 31, 2004.

The table set forth below summarizes the Company's investment securities available for sale composition at the dates indicated (dollars in thousands).

	September 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
U.S. Government agencies	$26,799	21.6%	10,021	7.0
State and municipal	59,382	47.7	69,496	48.3
Mortgage-backed	38,231	30.7	64,216	44.7
Total investment securities
available for sale	$124,412	100.0%	143,733	100.0

See Consolidated Statements of Cash Flows contained herein for a summary of how purchases, securitizations, proceeds from the sale, maturities, and / or calls of such investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the nine months ended September 30, 2005.

At September 30, 2005, the investment securities portfolio declined slightly to 11.7% of total assets from 14.5% at December 31, 2004. The Company was in a gross unrealized loss position on securities available for sale at September 30, 2005 of $90 thousand compared to a gross realized gain position of $1.5 million at December 31, 2004. Management believes that this increase in unrealized loss was primarily due to increases in interest rates. At September 30, 2005, the Government agencies portfolio was in an unrealized loss position of $156 thousand, the municipal portfolio had an unrealized gain position of $373 thousand, and the mortgage-backed securities portfolio had an unrealized loss position of $307 thousand. Changes in interest rates and related prepayment activity impact yields of the Company's securities, specifically mortgage-backed securities. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving both unrealized and realized yields.

The weighted average life and duration of the securities portfolio is maintained to limit overall exposure and to provide flexibility to proactively manage cash flow as market conditions change. The average weighted life of the Company's securities available for sale portfolio was 3.5 years at September 30, 2005 down slightly from 3.7 years at December 31, 2004. The slight decline in duration can be attributed primarily to fixed rate agency notes purchased during 2005 that have a shorter duration than variable rate agency notes. This decline was offset by slight increases in duration relative to mortgage-backed securities and municipals. The increase in duration relative to the mortgage-backed security portfolio is the result of limited prepayments.

Average balances of available for sale investment securities, excluding FHLB capital stock, increased to $135.6 million for the first nine months of 2005 compared with $134.9 million for the year ended December 31, 2004. The average portfolio yield, including the unrealized gain or loss on available for sale securities, increased for the nine months ended September 30, 2005 to 3.76% from 3.46% for the year ended December 31, 2004. The average portfolio yield, including the unrealized gain or loss on available for sale securities, for the nine months ended September 30, 2004 was 3.40%. Management believes that this increasing yield trend is attributed to the current interest rate environment.

In accordance with the Company's investment policy, all investment securities must be rated AA - A in order to minimize credit risk. At September 30, 2005, while all security ratings were in compliance with the policy guidelines, approximately 88% of the securities portfolio was rated AAA, either by Standard and Poors or Moody's, which constitutes the highest credit worthiness. Additionally, at September 30, 2005, the entire MBS portfolio was fixed rate.

See Note 3 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion regarding the Company's investment securities available for sale.

Mortgage Loans Held for Sale
Loans held for sale consists primarily of 15 and 30 year mortgages which the Company intends to sell as whole loans. Loans held for sale are carried at the lower of aggregate cost or fair market value. The fair value of mortgage loans held for sale is based on the fair market value for such outstanding commitments to sell these loans. Typically, the carrying amount approximates fair value due to the Company's practice of typically selling these loans within 30 days of origination. Loans held for sale were $3.5 million and $5.9 million at September 30, 2005 and December 31, 2004, respectively. Loans held for sale were impacted by originations and sales activity, which are reflected in the Consolidated Statement of Cash Flows. The decrease in mortgage loans held for sale from December 31, 2004 to September 30, 2005 was due to the timing and originations and sales surrounding quarter end 2005. Management does not believe that the decline is an indication of a declining trend in the portfolio balance. No valuation allowance to reduce these loans to lower of cost or fair market value was required at September 30, 2005 or December 31, 2004.

Loans
General. See Note 3 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion regarding the Company's loan portfolio including, but not limited to, a discussion of the Company's loan composition by classification, excluding those mortgage loans held for sale.

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

At September 30, 2005, loans outstanding, excluding mortgage loans held for sale, were $845.3 million, or 79% of total assets. Total loans outstanding at December 31, 2004 totaled $773.3 million, or 78% of total assets.

Credit Quality. The table set forth below summarizes the classified assets at the dates indicated (in thousands).

	September 30,	December 31,
	2005	2004
Special mention	$3,178	3,209
Substandard	12,457	10,569
Doubtful	1,077	1,582
Loss	1	1
Total classified assets	$16,713	15,361

Management believes that the increase in substandard classified assets at September 30, 2005 over December 31, 2004 does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to isolated loan circumstances. One lending relationship classified as substandard since December 31, 2004 is secured by 11 properties that Management believes are more than sufficient to cover the relationship's exposure. The remaining classified asset portfolios remained relatively unchanged from over the two periods noted.

The Company's loan portfolio is periodically reviewed and loans are, in the opinion of Management, appropriately classified, and Allowances have been established against all assets requiring classification.

The table set forth below summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2005		2004
Nonaccrual loans	$2,703		2,323
Real estate acquired in settlement of loans	2,003		2,413
Repossessed automobiles	180		282
Total nonperforming assets	4,886		5,018
Loans past due 90 days and still accruing (1)	103		147
Total nonperforming assets and loans past
due 90 days and still accruing	$4,989		5,165

Ending loans (2)	$845,320		773,254
Nonaccrual loans as a percentage of loans (2)	0.32%		0.30
Nonperforming assets as a percentage of
total assets	0.46%		0.51
Allowance for loan losses to nonaccrual loans	3.09	x	3.28
(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

From December 31, 2004 to September 30, 2005, the Company experienced declines in real estate acquired in settlement of loans, repossessed automobiles, and loans past due 90 days and still accruing. Over these periods, however, nonaccrual loans increased $380 thousand.

The table set forth below summarizes the composition of nonaccrual loans between the periods indicated (dollars in thousands).

	September 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Loans secured by real estate	$2,156	79.8%	1,705	73.4
Commercial and industrial	447	16.5	353	15.2
Credit cards	-	-	10	0.4
Other consumer	100	3.7	255	11.0
Total nonaccrual loans	$2,703	100.0%	2,323	100.0

Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans. Instead, Management believes that the increase noted above is the result of a balance at year-end 2004 that was not indicative of historical trends rather than declined credit quality at September 30, 2005. At September 30, 2004 and December 31, 2003, nonaccrual loans totaled $3.5 million and $3.8 million, respectively. It should also be noted, however, that nonperforming assets as a percentage of total assets declined over the periods noted indicating that the rate at which assets are growing exceeded the rate at which nonperforming assets grew.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of each period, provision charged to income, and losses charged to the Allowance (in thousands).

	For the nine	For the
	months ended	year ended
	September 30, 2005	December 31, 2004

Balance, beginning of period	$2,413	2,170
Add
New real estate acquired in settlement of loans	1,050	2,468
Less
Sales / recoveries of real estate acquired in settlement	1,226	2,001
Provision charged to expense	234	224
Balance, end of period	$2,003	2,413

Policy requires that appraisals be obtained on properties at the time that they are transferred into the real estate portfolio. Based on current information available to management at September 30, 2005, Management believes that properties were recorded at the lower of cost or estimated fair market value less cost to sell. Additionally, Management believes that the excess of sales from the portfolio over additions to the portfolio during the nine months ended September 30, 2005 indicate that the properties within the portfolio are marketable.

Based on information available to Management at September 30, 2005, real estate and automobiles acquired as a result of repossession, foreclosure, or by deed in lieu of foreclosure were recorded at the lower of cost or estimated fair market value less cost to sell.

Management has become aware of one potential problem loan that had borrower credit problems causing Management to have doubt as to the ability of the borrower to comply with the present loan repayment terms. The loan, for which the Bank had exposure of approximately $4 million, was placed in nonaccrual status in October 2005. However, the Bank expects no or limited loss relative to this loan due to the amount of equity in the property. The Bank does expect to carry this loan in nonaccrual for an extended period of time if foreclosure proceedings are commenced.

As of September 30, 2005, Management was aware of no other potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing Management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the three and nine months ended September 30, 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's unaudited Consolidated Interim Financial Statements.

The Company believes that recent economic conditions have had a short-term impact on consumer confidence, especially on consumers' expectations. Management believes that high fuel costs, though they have retreated in recent weeks, combined with a weaker job market outlook will likely continue to curb both consumer confidence and spending for the short-run. As rebuilding efforts take hold and job growth gains momentum, Management believes that consumers' confidence should rebound and return to more positive levels by year-end 2005 or early 2006. Management believes, however, that because the Company's loan portfolio is closely monitored, changes are promptly addressed in its analysis of Allowance adequacy. Additionally, Management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

See Note 4 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion of the Company's problem assets.

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

The Allowance totaled $8.4 million and $7.6 million at September 30, 2005 and December 31, 2004, respectively representing 0.99% and 0.99% of loans, less mortgage loans held for sale, for the same periods.

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

	At and for the nine months ended		For the year ended
	September 30,		December 31,
	2005	2004	2004
Allowance, beginning of period	$7,619	7,463	7,463
Provision for loan losses	1,800	2,150	2,150

Loans charged-off	(1,232)	(1,557)	(2,150)
Loan recoveries	169	114	156
Net loans charged-off	(1,063)	(1,443)	(1,994)

Allowance, end of period	$8,356	8,170	7,619

Loans (1)	$845,320	747,010	773,254
Average loans (1)	819,711	714,017	725,555
Net charge-offs to average loans (annualized) (1)	-0.17%	-0.27	-0.27
Allowance for loan losses to loans	0.99	1.09	0.99

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

See Note 4 of Notes to Consolidated Interim Financial Statements contained herein for a discussion regarding the relatively unchanged Allowance balance from September 30, 2004 to September 30, 2005. In addition, see Quarterly and Year-to-Date Earnings Review Comparison -Provision for Loan Losses, for a discussion of the decline in the provision over the periods noted.

The table set forth below summarizes the activity of net loans charged-off for the periods indicated (in thousands).

	For the nine months ended
	September 30,
	2005	2004
Loans secured by real estate	$253	384
Commercial and industrial	194	314
Credit cards	283	294
Other consumer	333	451
Total net loans charged-off	$1,063	1,443

Net loans charged-offs decreased when comparing the nine months ended September 30, 2005 to the same period ended September 30, 2004. This fluctuation was impacted primarily by decreases in loans charged-off secured by real estate, commercial and industrial, and other consumer loans. Management believes that the decrease in net loans charged-off can be attributed to Management's conservative approach to and management of loan quality.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed above, Management believes that the Allowance at September 30, 2005 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions, which it believes to be reasonable, but which may or may not prove to be accurate. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that Management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits
Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company faces stiff competition from other banking and financial services companies in gathering deposits.

Traditional deposit accounts, which include noninterest-bearing and interest-bearing transaction, money market, savings, and time deposit accounts, increased $47.1 million during the first nine months of 2005. At September 30, 2005, traditional deposits as a percentage of liabilities were 89.5% compared with 90.7% at December 31, 2004. The percentage of funding provided by deposits has declined during the first nine months of 2005, and accordingly, the Company has developed other sources from which to fund a portion of loan demand.

The table set forth below summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	September 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$340,877	39.0%	309,561	37.4
Money market deposit accounts	121,256	13.9	95,607	11.6
Savings deposit accounts	49,275	5.6	44,972	5.4
Time deposit accounts	363,114	41.5	377,306	45.6
Total deposits	$874,522	100.0%	827,446	100.0

Core deposits, which include transaction, money market, and savings deposit accounts, grew by $61.3 million during the first nine months of 2005. This increase was primarily impacted by the Company's continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, providing quality customer service, and through the Company's reputation among the communities it serves.

Time deposit accounts decreased by $14.2 million during the first nine months of 2005. Promotional certificate of deposit accounts offered beginning during early 2002 began to mature during the first nine months of 2005. The Bank has successfully retained a large portion of these maturing funds. The decline in time deposits during the first nine months of 2005 is due in large part to the funds that the Bank was unable to retain.

The Company's increase in core deposits reflects its efforts to enhance its deposit mix by working to attract lower-cost deposit accounts. As noted above, core deposits grew by $61.3 million during the first nine months of 2005 while higher-cost time balances decreased by $14.2 million during the same period. The Company's average cost of core deposits for the nine months ended September 30, 2005 was 0.81% compared with 0.34% for the same period ended September 30, 2004. The Company's average cost of core deposits for the year ended December 31, 2004 was 0.36%. The Company's average cost of time deposits for the nine months ended September 30, 2005 was 2.91% compared with 2.53% for the same period ended September 30, 2004. The Company's average cost of time deposits for the year ended December 31, 2004 was 2.56%.

Borrowings
Borrowings increased $17.9 million during the first nine months of 2005. This increase was primarily attributed to an increased reliance on borrowings to support interest-earning asset growth. The table set forth below summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	September 30, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$16,873	17.3%	16,397	20.6
Commercial paper	18,103	18.6	17,051	21.5
FHLB borrowings	62,400	64.1	46,000	57.9
Total borrowings	$97,376	100.0%	79,448	100.0

At September 30, 2005, of its approximately $207 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $62.4 million in borrowings, $23.0 million of which constituted long-term debt. The Company did not take any additional long-term advances during the three or nine months ended September 30, 2005. The increase in FHLB borrowings over this period was due to an increase in short-term borrowings. As noted above, the increase in short-term borrowings was used to fund growth in interest-earning assets.

The table set forth below summarizes the Company's average borrowing costs for the periods indicated.

	For the nine months ended		For the year ended
	September 30,		December 31,
	2005	2004	2004
Retail repurchase agreements	2.12%	0.51	0.61
Commercial paper	2.09	0.63	0.75
Federal funds purchased	2.73	1.39	1.51
FHLB borrowings	3.34	2.87	2.98
Security repurchase agreements	-	1.28	1.27

As noted above, borrowings costs have increased during the nine months ended September 30, 2005 over both the nine months ended September 30, 2004 and the year ended December 31, 2004. One main reason for the increases in the rates paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee.

Capital Resources
The objective of effective capital management is to generate above market returns on equity to shareholders while maintaining adequate regulatory capital ratios. The Company uses capital to fund growth, pay dividends, and, from time to time, repurchase its common stock.

Shareholders' equity totaled $87.4 million and $80.8 million at September 30, 2005 and December 31, 2004, respectively. Shareholders' equity as a percentage of total assets was 8.2% at September 30, 2005 and 8.1% at December 31, 2004. During the first nine months of 2005, shareholders' equity was impacted by the retention of earnings, the payment of cash dividends, stock option activity, and fluctuations in the unrealized position on investment securities available for sale. The Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained herein provides detail of the changes in stockholders' equity components during the first nine months of 2005.

The Company and the Bank are required to meet regulatory capital requirements, which currently include several measures of capital. At September 30, 2005, the Company and the Bank were each categorized as "well capitalized" under the regulatory framework for prompt corrective action. See Note 13 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion of the Bank's and the Company's capital regulatory requirements.

During the first nine months of 2005, the dividend payout ratio was 29.5% compared with a payout ratio of 29.4% during the same period of 2004. For the year ended December 31, 2004 the dividend payout ratio was 30.1%. Cash dividends per share for the three months ended September 30, 2005 totaled $0.16, an increase over dividends per share for the same quarter of 2004 of $0.14. Cash dividends per share for the nine months ended September 30, 2005 totaled $0.48, an increase over dividends per share for the same quarter of 2004 of $0.42.

The Company's book value per share was $13.81 at September 30, 2005 compared with $12.82 at December 31, 2004.

See Note 3 of Notes to Consolidated Interim Financial Statements contained herein for discussion of the unrealized position on the Company's investment securities available for sale portfolio.

DISCLOSURES REGARDING MARKET RISK

As of September 30, 2005, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table is a summary of the Company's one-year interest sensitivity gap (dollars in thousands):

September 30, 2005
Interest-earning assets maturing or repricing within one year	$511,226
Interest-bearing liabilities maturing or repricing within one year	(712,297)
Cumulative gap	$(201,071)
Gap as a percentage of total assets	18.9%

Based on the Company's September 30, 2005 gap position in a one-year time period, $511.2 million in interest-earning assets will reprice and approximately $712.3 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $201.1 million, or 18.9% of assets.

An important aspect of achieving satisfactory net interest income is the composition and maturities of rate-sensitive assets and liabilities. It must be understood, however, that the static gap position is limited because it does not take into account changes in interest rates or changes in Management's expectations or intentions. In addition, such an analysis is as of the date noted.

Therefore, the Company employs another important process to evaluate how interest-sensitive assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. The Asset / Liability Committee reviews asset-liability modeling monthly to assess varying interest rate and balance sheet mix assumptions. This asset-liability modeling simulates the Company's Consolidated Balance Sheets and Consolidated Statements of Income under several different interest rate scenarios over a twelve-month period. This modeling analyzes from a base rate scenario, assuming no change in rates, variations that occur when rates gradually increase and decrease in increments of 100 basis points up to 300 basis points over the coming twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

According to the model at September 30, 2005, if interest rates rose by 300 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $5.0 million, or 10.3%. This model also shows that if interest rates rose by 100 or 200 basis points over the coming twelve-month period, net interest income would be adversely impacted by approximately $1.4 million, or 2.9%, and $3.1 million, or 4.4%, respectively. The model also shows that if interest rates dropped 300 basis points over the coming twelve month period, net interest income would be adversely impacted by approximately $3.8 million, or 8.0%. If interest rates dropped by 200 points over the coming twelve-month period, net interest income would be negatively impacted by approximately $1.4 million, or 2.8%. If interest rates dropped by 100 points over the coming twelve- month period, net interest income would be positively impacted by approximately $437 thousand, or 0.9%. Current parameters and guidelines of the Company's Asset / Liability Management Committee include maintaining the projected impact on the Company's net interest income for the twelve-month period at an amount not to exceed 20%. The projected impact on the Company's net interest income for the twelve-month period does not exceed the 20% threshold prescribed by the Asset / Liability Management Committee's policy.

LIQUIDITY

General
Management determines the desired level of liquidity for the Company in conjunction with the Company's Asset / Liability Committee. The level of liquidity is based on Management's strategy for the Company, commitments to make loans, and the Committee's assessment of the Company's ability to generate funds.

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

Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, the Company has back-up sources of funds available. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At September 30, 2005, the Company had unused short-term lines of credit through correspondent banks totaling of $40.0 million (which are withdrawable at the Company's option).

In addition to these unused short-term lines of credit, the Company may utilize borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB has an overall credit limit for each member. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB. At September 30, 2005, of its approximately $207 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $62.4 million in both short-term and long-term borrowings.

See Consolidated Statements of Cash Flows contained herein to review factors impacting liquidity for the nine months ended September 30, 2005.

At September 30, 2005 investment securities available for sale totaling $99.2 million were pledged and $78.1 million were being utilized to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Management's review at December 31, 2004 (which analyzes the forward looking twelve month period) concluded that its sources of liquidity appeared to be adequate to meet operational needs. Management believes that all of the above liquidity sources, which are available should deposit cash flows and other funding be reduced in any given period, provide the capacity for the Company to meet future funding demands. As such, Management is aware of no conditions or events that would change this conclusion.

Borrowings
Long-term FHLB borrowings totaling $7.0 million matured during June 2004 leaving a remaining balance of $23.0 million in long-term borrowings with the FHLB.

Lease Agreements
During the third quarter of 2005, the Company entered into a lease for real property and improvements in Spartanburg to which it will be moving its current Blackstock Road office. The Company plans to complete this move by year-end 2005.

Additionally, at quarter end, the Company was in negotiation regarding five ground leases that, once finalized, will house automatic teller machines. All of these ground leases are located in market areas that the Company currently serves.

Lending Commitments
See Off-Balance Sheet Arrangements - Lending Commitments contained herein for a discussion of the potential impact on liquidity of the Company's lending commitments at September 30, 2005.

Palmetto Bancshares
The holding company conducts its business through its banking subsidiary by offering commercial paper as an alternative investment tool for its commercial customers (master note program). The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level. At September 30, 2005, the holding company had $18.1 million in commercial paper with a weighted average rate paid during the year of 2.09%, as compared to $17.1 million at December 31, 2004 with a weighted average paid during the year of 0.75%.

Potential sources for the holding company's payment for its periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At September 30, 2005, the holding company had cash reserves of $806 thousand compared with $495 thousand at December 31, 2004. The increase between the two periods is due primarily to the receipt of funds in conjunction with stock option transactions during the first nine months of 2005.

Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Such restrictions have not had and are not expected to have an impact on the ability of the holding company to meet its cash obligations. The Company declared and paid cash dividends totaling $0.16 and $0.48 per share for the three and nine months ended September 30, 2005. Although there can be no guarantee that additional dividends will be paid in 2005, the Company plans to continue its quarterly dividend payments.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of capital distribution regulations.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk.

The Company's off-balance sheet arrangements principally include lending commitments, guarantees, and derivatives.

Lending Commitments
In the normal course of business, the Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. These lending commitments are provided to customers in the normal course of business, and the Company's credit policies and standards are applied when making these commitments. These instruments are not recorded until funds are advanced under the commitments.

The Company's contractual commitments to extend credit, which include home equity loan, credit card, commercial real estate development and other commitments at September 30, 2005 totaled $180.8 million.

See Note 11 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion of the Company's lending commitments.

Guarantees
At September 30, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary, as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 was $1.5 million. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market values of such guarantees were material at September 30, 2005.

See Note 11 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion of the Company's guarantees.

Other Off-Balance Sheet Arrangements
At September 30, 2005, the Company had no interests in nonconsolidated special purpose entities nor is it involved in other off-balance sheet contractual relationships (other than those discussed herein), unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs.

Derivatives
The Company has identified the following derivative instruments at September 30, 2005: forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

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

Outstanding commitments on mortgage loans not yet closed amounted to approximately $8.5 million at September 30, 2005. The fair value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at September 30, 2005.

See Note 12 of Notes to Consolidated Interim Financial Statements contained herein for additional discussion of the Company's derivatives.

ACCOUNTING AND REPORTING MATTERS

See Note 1 of Notes to Consolidated Interim Financial Statements contained herein for a discussion of recently issued accounting pronouncements and those adopted by the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures Regarding Market Risk.

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

Changes in Internal Controls
During the third quarter of 2005, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 of Notes to Consolidated Interim Financial Statements contained herein for a discussion of the Company's legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None.

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

Dated: November 9, 2005