Form 10-K
period 2005-12-31
PALMETTO BANCSHARES INC
filed 2006-03-16
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports persuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large acclerated filer  ☐     Acclerated filer  ☒     Non-acclerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $179,209,140 as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5.

6,310,735 shares of the registrant’s common stock were outstanding as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement dated March 16, 2005 with respect to an Annual Meeting of Shareholders to be held April 18, 2006: Incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2005 ANNUAL REPORT ON FORM 10-K

Part I

Item 1.    Business

General

Palmetto Bancshares, Inc. is a regional financial services company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the “Bank”), Palmetto Bancshares, Inc. engages in the general banking business through 31 retail banking offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the “Upstate”). Brokerage operations are conducted through the Bank’s wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”). The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the “Company” shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital.

At December 31, 2005, the Company had total assets of $1.1 billion, total traditional deposits of $903.4 million, total retail repurchase agreements of $16.7 million, total commercial paper of $17.9 million, total other borrowings of $40.9 million, and stockholders’ equity of $88.9 million. Net income for the years ended December 31, 2005, 2004, and 2003 totaled $13.8, $12.1, and $10.9 million, respectively. Total assets totaled $1.1 billion and $993.1 million at December 31, 2005 and 2004, respectively.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, such services as checking, savings, money market, and time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; electronic funds transfer services; telephone banking; and bankcard services. The Bank’s indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank’s mortgage-banking operation meets a range of its customers’ financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through its trust department. Palmetto Capital, the brokerage subsidiary of the Bank, offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

Competition

The Upstate is a highly competitive banking market in which most of the largest financial institutions in the state are represented. As a result, the Bank faces strong competition when attracting deposits and originating loans. Size gives the larger financial institutions certain advantages in competing for business from larger corporations. These advantages include, but are not limited to, higher lending limits and the ability to offer services in larger market areas. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations. Instead, the Bank concentrates its efforts on individuals and small and medium-size businesses.

Although the Bank has historically directly competed for deposits with commercial banks and other financial institutions, in recent years, money market, stock, and fixed income mutual funds have attracted an increasing share of household savings and are considered to be competitors of the Bank. Competition among various financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered, and the convenience of banking offices. The Bank feels that it sets itself apart from its competitors by providing superior personal service through a variety of delivery channels and a full range of high quality financial products and services. The Bank believes it competes effectively in its market.

Market Expansion

The Bank opened its Easley banking office during the third quarter of 2005 facilitating the Bank’s introduction into Pickens County in Upstate, South Carolina. Additionally, the Bank anticipates the opening of a new banking office in Boiling Springs, South Carolina, also in the Bank’s market area, during the fourth quarter of 2006. In order to better serve its customers, the Bank moved its banking office on East Blackstock Road in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina during the fourth quarter of 2005. Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders.

Employees

At December 31, 2005, the Company had 387 full-time equivalent employees, none of whom were subject to collective bargaining agreements, compared with 374 full-time equivalent employees at December 31, 2004. Employees, depending on their level of employment, are offered a comprehensive employment program including, but not limited to, medical, dental, and select vision benefits, life insurance, long-term disability coverage, a noncontributory defined benefit pension plan, and a 401(k) plan. The Company believes its employee relations are excellent.

Dividends

The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. The holding company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered undercapitalized as that term is defined in applicable regulations. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

See Item 5. Market For Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Palmetto Bancshares, Inc., and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

Business Segments

The Company adheres to the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information about the way that the operating segments were determined, among other items. The Bank offers trust and investment services to its customers through similar distribution channels utilized by the Bank. Such services are not routinely evaluated separately from the Bank and, as such, are not considered to represent an operating segment separate from the banking segment. Additionally, the Bank offers mortgage-banking services. These services have similar production processes and are targeted to similar customers using similar distribution channels as those of employed for the entire Bank loan portfolio. Additionally, decisions are not made by chief decision makers based on the results of these services alone. Instead, decisions with regard to mortgage-banking services are made in conjunction with decisions made with regard to the entire loan portfolio. As such, mortgage-banking services are not considered to represent an operating segment separate from the banking segment. At December 31, 2005, the Company had one reportable operating segment, banking. As such, separate segment information is not presented herein as management believes that the Consolidated Financial Statements contained herein within Item 8 report the information required by SFAS No. 131 with regard to the Company’s banking segment.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

The Company makes loans to individuals and small to medium-sized businesses for various personal and commercial purposes primarily in Upstate, South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly impacted by economic conditions. Management has identified, and the following table summarizes at the dates indicated, concentrations of types of lending that it monitors (dollars in thousands).

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

	December 31, 2004
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$159,137	197%	20%
Residential mortgage instruments	178,696	221	23
Nonresidential mortgage instruments	362,299	449	47

Loans secured by commercial and industrial nonmortgage instruments are typically of higher risk and are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Such loans are generally secured by a variety of collateral types, including, but not limited to, accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that, at December 31, 2005, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes adjustable-rate loans and fixed-rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon-term loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies, and / or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

The public may read and copy any materials filed in hard copy by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file reports electronically. This site may be accessed at www.sec.gov. Filings filed by the Company electronically with the SEC may be accessed through this website.

Other Information

The Company currently make reports filed with the Securities and Exchange Commission available, free of charge, through its website (www.palmettobank.com) through a link to the SEC’s website as noted above. The Company is currently exploring options to make such reports available through its website without having to navigate from the Bank’s main website. Such reports may also be requested through sending written correspondence directed 301 Hillcrest Drive, Laurens, South Carolina 29360 Attention: Senior Vice President, Finance and Accounting.

Supervision and Regulation

General

The holding company and the Bank are extensively regulated under federal and state law. Each are examined regularly by regulators and file periodic reports regarding their activities and financial condition to applicable regulatory agencies. In conjunction with such regular examinations, federal and state agencies prepare reports for the consideration of the Company’s Board of Directors on any deficiencies that they find during their examinations with regard to holding company and / or Bank operations. In addition, the Bank’s relationship with its depositors and borrowers is regulated by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage documents. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material impact on the current and potential business of the holding company and the Bank. In addition, the operations of both may be impacted by possible legislative and regulatory changes and by the monetary policies of the United States.

Supervision and Regulation of the Holding Company

Bank Holding Company Act of 1956.    As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the holding company is subject to regulation and supervision by the Federal Reserve. Under the BHCA, the holding company’s activities, and those of its subsidiary, are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary, and / or engaging in any other activity that the Federal Reserve determines to be closely related to banking. The BHCA prohibits the holding company from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of, any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits the holding company from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

Until September 29, 1995, the BHCA prohibited the holding company from acquiring control of any bank operating outside the state of South Carolina unless the statutes of the state where the bank to be acquired was located specifically authorized such action. As of June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established banking offices in a state through an interstate merger transaction, the bank may establish and acquire additional banking offices in the state where a bank headquartered in that state could have established or acquired banking offices under applicable federal or state law.

Responsibilities with Respect to the Bank.    There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

South Carolina State Board of Financial Institutions (the “State Board”).    As a bank holding company registered under the South Carolina BHCA, the holding company is subject to regulation by the State Board. The holding company must file with the State Board periodic reports with respect to its financial condition and operations, management, and relationships between the holding company and its subsidiary. Additionally, the holding company must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Capital Adequacy.    The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities) is 8%. At least half of the total capital is required to be Tier 1 capital, principally consisting of common shareholders’ equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder, known as Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general allowance for loan losses. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight ranging from 0% to 100% based on the risk inherent in the type of asset. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4%.

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding capital adequacy.

Supervision and Regulation of the Bank

Federal Home Loan Bank (“FHLB”) System.    Congress created the FHLB system pursuant to the Federal Home Loan Bank Act to provide secured advances to the FHLB’s members in an effort to promote liquidity in the housing finance markets. Under the Federal Home Loan Bank Act and implementing regulations of the Federal Housing Finance Board, the FHLB is required to ensure that borrowing members have sufficient qualifying collateral at all times to secure outstanding advances.

The FHLB generally establishes credit availability for each creditworthy institution. Credit availability is not a formal commitment to extend credit but an indication of the amount of credit the FHLB is willing to extend to a member. The FHLB monitors each member’s credit availability on a periodic basis and may make adjustments to the credit availability as needed. The amount of a member’s credit availability is contingent upon a number of factors, including, but not limited to, continued financial soundness of the member, and adequacy of the amount of qualifying collateral available to secure new and outstanding advances.

Qualifying collateral may include various types of mortgage loans, securities, and deposits. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures.

The FHLB has established an overall credit limit for each member. This limit is designed to mitigate the FHLB’s credit exposure to an individual member while encouraging members to diversify their funding sources. Generally, this credit limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting eligibility criteria. Under certain circumstances, a member approved for a 40 percent credit limit may request approval to exceed the credit limit.

A member’s FHLB capital stock requirement is an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB’s Capital Plan. The Bank was in compliance with this requirement with an investment in FHLB capital stock of $3.8 million at December 31, 2005. Dividends on FHLB capital stock have yielded returns of 3.8% and 3.5% for the years ended December 31, 2005 and 2004, respectively. A member’s capital stock is pledged to the FHLB as additional collateral to secure the member’s indebtedness.

Federal Deposit Insurance Corporation.    The Bank is a FDIC-insured, state-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of banking offices, and other aspects of the business of the Bank. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of banking office closings.

The Bank is subject to insurance assessments imposed by the FDIC. Through 2005, the FDIC maintained two separate insurance funds: the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The FDIC maintained the BIF and the SAIF by assessing depository institutions an insurance premium twice a year. Under these funds, the FDIC was authorized to increase assessment rates on a semi-annual basis and could also impose special assessments on members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The amount each institution was assessed was based on the balance of insured deposits held during the preceding two quarters and on the degree of risk the institution posed to the insurance fund. The FDIC used a risk-based premium system that assessed higher rates on institutions that posed greater risks to the BIF or the SAIF. In order to assess premiums on individual institutions, the FDIC placed each institution in one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). SAIF and BIF insured institutions were also required to pay a Financing Corporation assessment, which could be revised based upon the level of BIF and SAIF deposits, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the years ended December 31, 2005, 2004, and 2003, respectively, premiums paid by the Bank for FDIC insurance totaled $113,000, $116,000 and $116,000, respectively.

During February 2006, the President signed into law a budget reconciliation package that contained the comprehensive Federal Deposit Insurance Reform Act of 2005. The new law, among other things, merged the BIF and the SAIF into a new Deposit Insurance Fund, increased the retirement fund size the FDIC can insure from $100,000 to $250,000, established a process for indexing coverage levels to account for inflation, capped the fund, set up a system of dividends, gave banks credit for past payments to the fund, and gave the FDIC added flexibility should the fund ever face financial difficulty.

As insurer of the Bank’s deposits, the FDIC has examination, supervisory, and enforcement authority over the Bank. In addition to imposing deposit insurance premiums, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the Deposit Insurance Fund. Additionally, the FDIC has the authority to initiate enforcement actions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. At December 31, 2005, management was not aware of any practice, condition, or violation that might lead to termination of deposit insurance.

Community Reinvestment Act (“CRA”).    The Bank is subject to the requirements of the CRA. The CRA requires that financial institutions have an affirmative and ongoing obligation to try to meet the credit needs of their local communities, including low-income and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting traditional credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions, and applications to open a banking office or facility.

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

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding capital adequacy.

Prompt Corrective Action.    Current law provides federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are determined to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized bank is defined as one that has a total risk-based capital ratio of 8% or greater, a

Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator which represents a composite rating of the various areas examined: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk. A bank is considered undercapitalized if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1). A bank is considered significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. A bank is considered critically undercapitalized if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding capital adequacy.

Other Safety and Soundness Regulations.    The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: internal controls, information systems, and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits (collectively referred to as the “Guidelines”). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If it is determined that the Bank fails to meet any standard prescribed by the Guidelines, the Bank may be required to submit an acceptable plan to achieve compliance with the standard. Management is aware of no conditions at December 31, 2005 relating to these safety and soundness standards that would require submission of a plan of compliance.

Brokered Deposits.    Current federal law regulates the acceptance of brokered deposits to permit only a well capitalized institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, well capitalized insured depository institutions may accept brokered deposits without restriction, adequately capitalized insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates), and undercapitalized insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of well capitalized, adequately capitalized, and undercapitalized are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions.

Legislation

Federal Deposit Insurance Corporation Improvement Act Of 1991 (“FDICIA”).    To facilitate the early identification of problems, FDICIA required the federal banking agencies to prescribe more stringent reporting requirements. The FDIC’s final regulations implementing those provisions require, among other things, that management report on the institution’s responsibility for preparing financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness. The final regulations also require that independent registered public accounting firms attest to, and report separately on, assertions in management’s reports regarding compliance with such laws and regulations using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $1 billion in assets at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). In response to the terrorist events of September 11, 2001, the USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gave the federal government additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act took measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act imposed the following requirements with respect to financial institutions:

•	Section 312 of the USA Patriot Act required financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country). In addition, financial institutions are subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Pursuant to Section 352, all financial institutions were required to establish anti-money laundering programs that include, at minimum, internal policies, procedures, and controls, specific designation of an anti-money laundering compliance officer, ongoing employee training programs, and an independent audit function to test the anti-money laundering program.

•	Section 326 of the USA Patriot Act authorized the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations providing minimum standards with respect to customer identification at the time new accounts are opened.

•	In addition, the USA Patriot Act directed bank regulators to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act of 2002.    President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with accounting scandals at that time. The stated goals of the Sarbanes-Oxley Act of 2002 were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act of 2002 generally applies to all companies, both United States and non-United States companies, that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act of 2002 includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General.

Item 1a.    Risk Factors

In addition to the other information contained in this report, the following risks may impact the Company. Any risk factor described in this report could by itself, or together with one or more other factors, adversely impact the Company’s business, financial condition, and / or results of operations. In addition, there are factors that may not be described in this report that could cause results to differ from expectations.

Changes in economic conditions could negatively impact the Company’s business.

The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative, and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. The Company is particularly impacted by economic conditions in the state of South Carolina. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows:

•	Problem assets and foreclosures may increase;

•	Demand for the Company’s products and services may decline;

•	Low cost on noninterest-bearing deposits may decrease; and

•	Collateral for loans made by Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans.

In view of the geographic concentration of the Company’s operations and the collateral securing its loan portfolio in Upstate, South Carolina, the Company may be particularly susceptible to the adverse impacts of any of these consequences, any of which could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

An important function of the Federal Reserve is the regulation of the money supply. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks pay on time and savings deposits. The Federal Reserve uses these methods in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. The use of these methods may impact interest rates charged on loans or paid on deposits by the Company. Changes in Federal Reserve policies are beyond the Company’s control and are difficult to predict or anticipate but could, nonetheless, result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows

The Company’s growth and expansion may strain its ability to manage its operations and financial resources.

The Company’s financial performance and profitability depend on its ability to execute corporate growth strategies. In addition to seeking deposit and loan growth in the Company’s existing markets, the Company intends to pursue expansion opportunities primarily through strategically placed new branches. Although the Company has pursued expansion opportunities through the acquisition of community banks and branch locations in identified strategic markets, such expansion is not the Company’s growth strategy. Continued growth, however, may present operating and other problems that could adversely impact the Company’s business, financial condition, results of operations, and cash flows. Accordingly, there can be no assurance that the Company will be able to execute its growth strategy or maintain the level of profitability recently experienced.

Growth may place a strain on administrative, operational, and financial resources and increase demands on systems and controls. The Company plans to pursue opportunities to expand business through internally generated growth. This business growth may require continued enhancements to and expansion of the Company’s operating and financial systems and controls and may strain or significantly challenge them. In the event that the Company chooses to pursue acquisition options, the process of consolidating the businesses and implementing the strategic integration of any acquired businesses with the Company’s existing business may take a significant amount of time. It may also place additional strain on Company resources thereby subjecting the Company to additional expenses. The Company cannot assure that it will be able to integrate these businesses successfully or in a timely manner. In addition, existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth.

The Company’s continued growth may increase its need for qualified personnel. The Company cannot assure that it will be successful in attracting, integrating, and retaining such personnel. The following risks, associated with growth, could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows:

•	Inability to continue to upgrade or maintain effective operating and financial control systems,

•	Inability to recruit and hire necessary personnel or to successfully integrate new personnel into the Company’s operations,

•	Inability to successfully integrate the operations of acquired businesses or to manage the Company’s growth effectively, and

•	Inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely impact the Company’s prospects.

Competition for qualified employees and personnel in the banking industry is intense. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. In addition, the Company’s success depends, to a significant degree, upon the ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of management and personnel.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

A substantial portion of the Company’s income is derived from the differential or “spread” between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2005, the Company’s balance sheet was liability sensitive, when analyzing the coming twelve month period, and, as a result, net interest margin tends to expand in a falling interest rate environment and increase in a falling interest rate environment. Because of the differences in the maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely impact the Company’s interest rate spread and, in turn, profitability. In addition, loan origination volumes are impacted by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are typically associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Falling interest rate environments may cause additional refinancing of commercial real estate and residential mortgage loans that may depress loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on adjustable-rate loans may adversely impact the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen over the past eighteen months, the Company has not proportionally increased interest rates paid on deposits. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require the Company to increase rates paid on deposit accounts. Because the Company deferred increasing rates paid on deposit accounts during a period of rising short-term market rates, the Company may need to continue to accelerate the pace of rate increases on deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely impact net interest income, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.

A downturn in real estate markets could impact the Company’s business through its loan portfolio.

A downturn in the real estate markets could negatively impact the Company’s business as a large portion of its loans are secured by real estate. Real estate values and markets are generally impacted by changes in national, regional, or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations, and policies, and acts of nature. If real estate prices decline, the value of real estate collateral securing the Company’s loans could be reduced. Ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 75.3% of the Company’s loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of the Company’s real estate collateral is located in South Carolina. If there is a significant decline in real estate values, especially in South Carolina, the collateral for the Company’s loans will provide less security. Real estate values could also be negatively impacted by factors particular to South Carolina. Any such downturn could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

If the Company cannot attract deposits, its growth may be inhibited.

The Company plans to increase significantly the level of assets, including its loan portfolio. The Company’s ability to increase assets depends in large part on the Company’s ability to attract additional deposits at favorable rates. The Company intends to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in its markets and by establishing personal relationships with customers. The Company cannot assure that these efforts will be successful. The Company’s inability to attract additional deposits at competitive rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

The allowance for loan and lease losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address such risks may not prevent unexpected losses that could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company’s ability to predict, influence, or control. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely impact the Company’s business, financial condition, results of operations, and cash flows. The allowance for loan losses reflects the Company’s estimate of the probable losses in its loan portfolio at the relevant balance sheet date. The allowance for loan losses is based on prior experience as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio, and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond the Company’s control. As a result, losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review the Company’s loans and the related allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, it cannot provide absolute assurance that it will not increase the allowance for loan losses further or that regulators will not require an increase in this allowance. Either of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company relies on communications, information, operating, and financial control systems technology from third party service providers, and an interruption in those systems may result in lost business if the Company is not be able to obtain substitute providers on terms that are as favorable if relationships with existing service providers are interrupted.

The Company relies heavily on third party service providers for much of its communications, information, operating, and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions to customer relationship management, general ledger, deposit, servicing, and / or loan origination systems. The Company cannot give absolute assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Company or the third parties on which it relies. The occurrence of any failures or interruptions could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows. If any of the Company’s third party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services, and absolute assurance cannot be provided that it could negotiate terms that are as favorable, or could obtain services with similar functionality as found in existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. Incorrect application of such policies and methods may result in inaccurate financial results and / or reporting.

Management must exercise judgment in selecting and applying many of these accounting policies and methods in order for the Company to comply with generally accepted accounting principles. Such methods must also reflect management’s judgment as to the most appropriate manner in which to record and report the Company’s financial condition and results of operations. See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies. Of these policies, several have been deemed to be critical to the presentation of the Company’s financial condition and results of operations because they require management to make particularly subjective and / or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained herein for further discussion regarding the accounting policies that management has determined are critical under this definition. The presentation of financial information no prepared in accordance with generally accepted accounting principles could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company relies on information furnished by or on behalf of customers and counterparties when making decisions to extend credit that could prove to be unrealizable and, therefore, negatively impact the Company’s business.

In deciding whether or not to extend credit or enter into transactions with customers and counterparties, the Company and its management may rely on information furnished by or on behalf of customers and counterparties. The Company may also rely on representations of customers and counterparties as to the accuracy and completeness of such information and on reports of independent registered public accounting firms typically covering its customers’ financial statements. If the Company relies on financial statements that do not comply with generally accepted accounting principles or that are materially misleading could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company faces strong competition from financial service companies and other companies that offer banking services that could negatively impact the Company’s business.

The Company conducts its banking operations primarily in Upstate, South Carolina. Increased competition in the Company’s markets may result in reduced loans and deposits, and, ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that the Company offers in its service areas. These competitors include national banks, regional banks, and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits that would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including, but not limited to, new technology-driven products and services. Technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies to provide financial services. The Company also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in the market areas served by the Company. If the Company is unable to attract and retain banking customers, it may be unable to continue its loan and deposit growth and the Company’s business, financial condition, results of operations, and cash flows may be adversely impacted.

The Company’s future ability to pay dividends is subject to restrictions.

The holding company is a separate and distinct legal entity from the Bank and receives its revenue from dividends of the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock. Various federal and / or state laws and regulations limit the amount of dividends that the Bank may pay to its holding company. The Company’s ability to pay dividends will continue to depend in large part upon receipt of dividends or other capital distributions from the Bank. Additionally, the ability to continue to pay dividends is also subject to the regulations noted above. See Item 5. Market For Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Palmetto Bancshares, Inc., and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

If the Company fails to maintain effective systems of internal and disclosure control, it may not be able to accurately report financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could negatively impact the Company’s business.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, material weaknesses or significant deficiencies may be discovered in internal control as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Under the PCAOB standards, a material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency or combination of control deficiencies that adversely impacts a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected.

As a result of weaknesses that may be identified in internal controls, the Company may also identify certain deficiencies in some of its disclosure controls and procedures that are believed to require remediation. If weaknesses are discovered, efforts will be made to improve internal and disclosure controls. However, there is no assurance that such efforts will be successful. Any failure to maintain effective controls or make necessary improvement to internal and disclosure controls could harm operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in the Company’s reported financial information, which would likely have a negative impact on the trading of the Company’s common stock.

The holding company and the Bank are subject to extensive government regulation. These regulations may hamper the ability to increase assets and earnings.

The Company’s operations and those of the Bank are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Such regulations are intended to protect depositors, federal deposit insurance funds, and the banking system as a whole, not security holders. The banking industry is highly regulated, and Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes which could impact the Company in substantial and unpredictable ways. There are currently proposed various laws, rules, and regulations that, if adopted, would impact the Company’s operations. The Company’s failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies and damage to the Company’s reputation. Absolute assurance cannot be provided that these proposed laws, rules and regulations, or any other laws, rules, or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, limit permissible activities, impact the competitive balance among banks, savings associations, credit unions, and other financial institutions, further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold by us, or otherwise adversely impact the Company’s business, financial condition, results of operations, or cash flows. See Item 1. Business—Supervision and Regulation contained herein for further discussion regarding the regulation and supervision of the holding company and the Bank.

Other risk factors

The following risk factors could also potentially adversely impact the Company’s business, financial condition, results of operations, or cash flows, although management considers the risks to be of a lesser degree than other risk factors discussed herein:

•	Fluctuations in consumer spending patterns;

•	Ability of the Company to increase its market share;

•	Accuracy of future expense projections;

•	Potential for adverse adjustments with regard to income taxes;

•	Costs and impact of litigation; and

•	Geopolitical conditions such as acts or threats of terrorism, actions taken against the United States or other governments in response to acts or threats of terrorism, and / or military conflicts with regard to such events.

Item 1b.    Unresolved Staff Comments

The Company has not received any comments from the staff of the Securities and Exchange Commission about its periodic and current reports within the last 180 days, and, accordingly, the Company does not have any unresolved comments from the staff.

Item 2.    Properties

The Company’s operations center is located at 301 Hillcrest Drive, Laurens, South Carolina. The Company owns these premises.

At December 31, 2005, the Bank had thirty-one full-service banking offices in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (5), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1) in addition to two Palmetto Capital offices independent of banking office locations, 32 automatic teller machine (“ATM”) locations (including four in nonbanking office locations), and five limited service banking offices located in retirement centers in the Upstate. The Company added a new nonbanking office ATM location to its Laurens market in May 2005 as well as a banking office ATM location in conjunction with the opening of the Easley banking office during the third quarter of 2005. One principal banking office is located in each of the following counties: Laurens, Greenville, Spartanburg, Greenwood, and Anderson.

Banking offices range in size from approximately 1,000 to 15,000 square feet. The Corporate Center location is approximately 55,000 square feet. Facilities are protected by alarm and security systems that meet or exceed regulatory standards. Eleven full service banking offices are leased, and the Bank owns the remaining banking offices. One of the leased banking offices and one of the owned banking offices reside on land for which the Bank has entered into ground leases. The ground lease which houses the leased banking office is located at the Bank’s previous Blackstock Road banking office location that was moved in 2005. The Bank is currently in negotiations to sublease this property to a third party. Additionally, the Bank has three ground leases with regard to ATMs at nonbanking office locations and four ground leases with regard to real property most often used for parking at existing branch offices. The Bank entered into a building lease, not included in those noted above for banking office locations, with regard to the temporary Boiling Springs banking office to be in operation until the permanent banking office is completed in 2006. The Bank also owns two parcels of property held for current banking office location expansion that is currently being leased to a third party.

In addition to the ground lease agreements noted above, as of December 31, 2005, the Company had executed four of five ground lease agreements for leased property at which the Company will house new ATMs. The Company anticipates having these locations in service by the end of the second quarter of 2006. The final ground lease is expected to be executed during the first quarter of 2006. All of these ground leases are located in market areas that the Company currently serves.

At December 31, 2005 and 2004, the total net book value of the premises and equipment owned was $22.7 million and $22.1 million, respectively. None of the Company’s properties are mortgaged or subject to liens in favor of any regulatory authorities.

Management evaluates, on an ongoing basis, the suitability and adequacy of all of its facilities, including banking offices and service facilities, and has active programs of relocating, remodeling, or closing any as necessary to maintain efficient and attractive facilities. Management believes all of the Bank’s banking office and service facility locations are suitable and adequate for their intended purposes.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to premises and equipment. See Item 8. Financial Statements and Supplementary Data, Note 5 also contained herein for further discussion regarding the Company’s premises and equipment, and See Item 8. Financial Statements and Supplementary Data, Note 8 contained herein for further discussion regarding minimum rental commitments under leases for banking office and service facility locations.

Item 3.    Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company’s financial condition or results of operations.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Part II

Item 5.    Market For Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Internal Revenue Service often defines fair market value as the price at which property would change hands between a willing buyer and a willing seller neither being under any compulsion to buy or to sell and both having reasonable knowledge of relevant facts. However, this market oriented definition of the value of stock is less useful when the market that exists for the stock is closely held and, therefore, trades may not necessarily be of such frequency to ascertain fair market value. Unlike the value of publicly traded stock, the fair market value of closely held stock is often difficult to ascertain because no active trading market for the stock exists.

The Company is closely held and there is no established public trading market for the Company’s stock. The Company’s Secretary facilitates stock trades of the Company’s common stock by matching willing buyers and sellers that contact her with their intent. However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no record. Additionally, many of these transactions do not constitute arm’s length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value. The Company believes that many trades are between buyers and sellers that are family members, that are family members of Company employees, or that are members of the community who may be willing to pay a premium for the stock of a company headquartered in their community. Because of these factors, the Company does not believe that the prices at which the trades recorded by its Secretary occur can be considered fair market value, and, as a result, annually, a third party fair market valuation is performed by an external third party on a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options. The evaluation performed and effective with respect to fiscal year 2005 stock option grants concluded that the fair market value of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options was $26.60.

The last known trading price of the Company’s common stock, based on information available to its management, was $35.00 per common share on December 31, 2005. Management is aware of a number of transactions in which the Company’s common stock traded at this price. However, management has not ascertained that these transactions were a result of arm’s length negotiations between the parties and, because of the limited number of shares involved, these prices may not be indicative of the fair market value of the common stock. At December 31, 2005, the Company had 1,399 shareholders representing 6,331,335 shares outstanding. The following table summarizes high and low trading prices of the Company’s common stock by quarter for the periods presented and dividend information for the same periods, based on information available to its management.

	High	Low	Cash dividend
2005
First quarter	$33.00	32.00	0.16
Second quarter	33.00	33.00	0.16
Third quarter	34.00	33.00	0.16
Fourth quarter	35.00	34.00	0.18

2004
First quarter	$31.50	30.00	0.14
Second quarter	31.00	31.00	0.14
Third quarter	31.00	31.00	0.14
Fourth quarter	32.00	31.00	0.16

The following table summarizes the Company’s stock performance and compounded growth rates over the past five, ten, and fifteen years, adjusted for stock splits, based on trading prices of the Company’s common stock known to management over those periods.

	At and for the years ended December 31,				Compound annual growth
	1990	1995	2000	2005	15 years	10 years	5 years
Common Share Data
Last known trading price	$4.17	6.67	25.00	35.00	15.24%	18.04	6.96
Cash dividends	0.01	0.11	0.37	0.66	17.12	19.81	12.27
Net income—basic	0.33	0.60	1.12	2.18	13.34	13.77	14.25
Book value	2.78	4.64	8.43	14.05	11.40	11.73	10.76

Total Compounded Annual Return					16.14	19.28	8.51
S&P 500 Compounded Annual Return					11.82	9.07	0.54

The Company or its predecessor, the Bank, has paid regular dividends on common stock since 1909. The amount of the dividend is determined by the Board of Directors and is dependent upon the Company’s earnings, financial condition, capital position, and such other factors as the Board of Directors may deem relevant. For the years ended December 31, 2005, 2004, and 2003, cash dividends were paid of $4.2 million or $0.66 per common share, $3.6 million or $0.58 per common share, and $3.2 million or $0.51 per common share, respectively. The Company has historically paid dividends on a quarterly basis. These dividends equate to dividend payout ratios of 30.27%, 30.07%, and 29.49% in 2005, 2004, and 2003, respectively. Although there can be no guarantee that additional dividends will be paid in future periods, the Company plans to continue its quarterly dividend payments.

See Item 1. Business—Dividends, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment restrictions.

The following table summarizes compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2005. Security holders previously approved all equity compensation plans of the Company in existence at December 31, 2005.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	252,785	$16.63	35,800
Equity compensation plans not approved by security holders	—	—	—

Total equity compensation plans	252,785	$16.63	35,800

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its equity compensation plans and Item 8. Financial Statements and Supplementary Data, Note 13 also contained herein for further discussion regarding the Company’s equity compensation plans.

Item 6.    Selected Financial Data

	At and for the years ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except common share data)
SUMMARY OF OPERATIONS
Interest income	$62,783	51,029	49,663	49,657	52,438
Interest expense	17,279	11,177	10,923	12,533	19,549

Net interest income	45,504	39,852	38,740	37,124	32,889
Provision for loan losses	2,400	2,150	3,600	4,288	4,038

Net interest income after provision for loan losses	43,104	37,702	35,140	32,836	28,851
Noninterest income	15,719	15,166	15,421	14,031	12,949
Noninterest expense	38,101	35,188	34,663	32,550	29,800

Income before income taxes	20,722	17,680	15,898	14,317	12,000
Provision for income taxes	6,942	5,569	5,005	4,696	3,600

Net income	$13,780	12,111	10,893	9,621	8,400

COMMON SHARE DATA
Net income:
Basic	$2.18	1.93	1.73	1.53	1.34
Diluted	2.15	1.90	1.70	1.49	1.31
Cash dividends	0.66	0.58	0.51	0.45	0.41
Book value	14.05	12.82	11.49	10.68	9.40
Outstanding common shares	6,331,335	6,297,285	6,263,210	6,324,659	6,283,623
Weighted average common shares outstanding—basic	6,317,110	6,272,594	6,301,024	6,296,956	6,263,031
Weighted average common shares outstanding—diluted	6,417,358	6,378,787	6,395,170	6,470,996	6,425,923
Trading price (December 31)	$35.00	32.00	30.00	28.00	27.00
Dividend payout ratio	30.27%	30.07	29.49	29.46	30.58

YEAR-END BALANCES
Assets	$1,075,015	993,102	895,377	822,644	735,161
Investment securities available for sale, at fair market value	125,988	143,733	128,930	115,108	95,095
Loans (1)	871,002	779,108	699,612	637,393	563,875
Deposits and other borrowings	978,926	906,895	819,443	749,661	671,689
Shareholders’ equity	88,941	80,762	71,989	67,521	59,068

AVERAGE BALANCES
Assets	$1,043,897	932,672	855,813	774,022	695,929
Interest-earning assets	977,679	872,253	799,462	715,623	645,965
Investment securities available for sale, at fair market value	132,709	134,854	113,648	100,367	94,796
Loans (1)	833,353	730,430	670,707	585,885	542,024
Deposits and other borrowings	952,623	851,680	780,742	705,834	635,016
Shareholders’ equity	85,790	76,566	70,745	64,060	56,696

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.32%	1.30	1.27	1.24	1.21
Return on average shareholders’ equity	16.06	15.82	15.40	15.02	14.82
Net interest margin	4.65	4.57	4.85	5.19	5.09

SIGNIFICANT CAPITAL RATIOS
Average shareholders’ equity to average assets	8.22%	8.21	8.27	8.28	8.15
Equity to assets at year-end	8.27	8.13	8.04	8.21	8.03
Tier 1 risk-based capital	9.36	9.43	9.22	9.72	9.79
Total risk-based capital	10.28	10.38	10.25	10.73	10.81
Tier 1 leverage ratio	8.08	7.76	7.58	7.59	7.49

SIGNIFICANT CREDIT QUALITY RATIOS
Net loans charged-offs to average loans (2)	0.19%	0.27	0.38	0.61	0.72

(1)	Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company. The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes and other financial data presented in Item 8 herein and the supplemental financial data presented throughout this report. Percentage calculations contained herein have been calculated based on rounded results presented herein.

Forward-Looking Statements

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the SEC. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company’s revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the Company’s future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing. In this report, for example, management makes forward-looking statements discussing expectations about future credit losses and nonperforming assets, the future value of the mortgage-servicing right portfolio, the future value of equity securities, the impact of new accounting standards, future short-term and long-term interest rate levels and their impact on the Company’s net interest margin, net income, liquidity, capital, and future capital expenditures.

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

Impact of Inflation

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial condition and results of operations in terms of historical dollars without considering changes in relative purchasing power over time due to inflation.

Unlike many companies that manufacture goods or provide services, virtually all of the assets and liabilities of the Company are monetary in nature and, as a result, its operations could be significantly impacted by interest rate fluctuations. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such changes in interest rates are impacted by inflation. The Company intends to continue to actively manage the gap between its interest-sensitive assets and liabilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures Regarding Market Risk contained herein for discussion regarding the relationship of the Company’s interest-sensitive assets and liabilities.

Critical Accounting Policies

The Company’s accounting and financial reporting policies are in conformity with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of revenue and expense during the reporting period. Management, in conjunction with the Company’s independent registered public accounting firm, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company’s Board of Directors.

The Company’s significant accounting policies are discussed in Item 8. Financial Statements and Supplementary Data, Note 1 contained herein. Of these significant accounting policies, the Company considers its policies regarding the accounting for its Allowance, pension plan, mortgage-servicing right portfolio, past acquisitions, and income taxes to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine the Company’s critical accounting policies, management considers if the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

The Allowance represents management’s estimate of probable losses inherent in the lending portfolio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio and Allowance for Loan Losses and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 4 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance. This methodology relies upon management’s judgments. Management’s judgments are based on an assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, recently entered markets, recently added product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. Management considers the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events that are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

As explained in Item 8. Financial Statements and Supplementary Data, Note 1 contained herein, for the year ended December 31, 2005, the Company accounted for its postretirement benefit plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and followed the disclosure requirements of SFAS No. 132, as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) did not change the measurement or recognition of the plans required by SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In order to account for pension plans, costs and related liabilities are developed using actuarial valuations. These valuations include key assumptions determined by management, including, among other things, discount rates, projected compensation increases, as well as retirement and benefit payment projections. In addition, in order to properly account for the Company’s postretirement benefit plan, assumptions must be made regarding plan assets. The expected long-term rate of return assumption considers the asset mix and past performance of plan assets, as well as other factors. See Item 8. Financial Statements and Supplementary Data, Note 13 contained herein for further discussion regarding the Company’s estimates and assumptions related to the Company’s pension assets, obligations, and related periodic cost. Assessing the adequacy of the Company’s pension assets, obligations, and related periodic cost is a process that requires considerable judgment. Management considers the year-end net pension obligation to be an appropriate and adequate measure of future postretirement benefit plan payments. However, management’s judgment is based upon a number of assumptions that are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that future increases in the pension obligation will not be required related to obligations at December 31, 2005, thus adversely impacting the results of operations of the Company.

In addition to the discussion of risk factors impacting the Company’s mortgage-servicing right portfolio included in Item 1a. Risk Factors contained herein, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings Review—Noninterest Income and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 6 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the Company’s mortgage-servicing right portfolio. The Company’s accounting for its mortgage-servicing right portfolio represents another accounting estimate heavily dependent on current economic conditions, especially the interest rate environment, and management’s judgments. The Company utilizes the expertise of a third party consultant to assess the portfolio’s value including, but not limited to, capitalization, impairment, and amortization rates. The consultant utilizes estimates for the amount and timing of estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair market value of the Company’s mortgage-servicing right portfolio. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Future annual amounts could be impacted by changes in factors noted above as well as those noted within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements which discusses mortgage-banking income.

Although growth through acquisition is not a strategic growth initiative of the Company, historically, the Company has increased its market share through bank acquisitions (the last of these acquisitions occurred in 1999). These acquisitions resulted in goodwill or other intangible assets that are subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Such impairment testing calculations, performed by the Company as of June 30, 2005 and 2004, include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The Company’s impairment testing as of June 30, 2005 indicated that no impairment charge was required as of that date, however, there can be no assurance that future events and circumstances will not change these determination and adversely impact the results of operations of the Company. No such events or circumstances have come to management’s attention since its June 30, 2005 testing. See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s accounting policies related to its intangible assets.

Management uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently for book and tax purposes, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by the Company or the income tax reported on the Consolidated Financial Statements will not be adjusted by adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Historically, the Company’s estimated income taxes have been materially correct. See Item 8. Financial Statements and Supplementary Data, Note 1 and Note 12 all contained herein for further discussion regarding the Company’s significant accounting policies impacting the Company’s income taxes as well as discussion regarding the Company’s current period income tax expense and future tax liabilities associated with differences in the timing of expense and income recognition for book and tax accounting purposes.

During fiscal year 2005, the Internal Revenue Service (“IRS”) conducted an audit of the Company’s 2003 federal income tax return. Material adjustments reported by the IRS with regard to the audit were timing issues and did not result in the additional payment of taxes by the Company. The Company did incur interest on the adjustments for the periods over which the timing differences related, but no penalties were incurred. The Company does not believe that the adjustments were the result of incorrect assumptions and estimates in determining income taxes payable or refundable for the current year or deferred income tax liabilities and assets for events recognized differently for book and tax purposes. Instead, it believes the adjustments to be the result of misinterpretation of tax law and regulations. The results of the audit did not have a material impact on the Company’s results of operations.

Company Overview

The Company’s primary market area is located within Upstate, South Carolina. Primary business sectors in the region include banking and finance, manufacturing, health care, retail, telecommunications, government services, and education. The Company believes that it is not dependent on any one or a few types of commerce due to the area’s diverse economic base.

The Upstate is a designated foreign trade zone area that boasts the highest level of foreign capital investment per capita in the nation. As such, the area is home to international firms including BMW, Hitachi, and Michelin. The Company believes that the Upstate, having recently annexed more than 724 acres of prime development property, has the potential to attract new industry. Along with the creation of the Millennium Campus and an automotive research park at the site, part of a joint venture between Clemson University and BMW, the Company believes that developers are ready to bring many new industries to the area.

The Bank opened its Easley banking office during the third quarter of 2005 facilitating the Bank’s expansion into Pickens County in Upstate, South Carolina. During the fourth quarter of 2005, as a result of changing traffic patterns and the encroachment of the highway on the Company’s East Blackstock Road banking office premises, the Bank moved that banking office in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina. The Bank anticipates the opening of a new banking office in Boiling Springs, South Carolina during the fourth quarter of 2006. Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders.

In addition to traditional banking services, the Company offers brokerage and trust services. Traditional banking services include the Bank’s retail and commercial distribution network of 31 banking offices, telephone banking, and Internet banking, and, in addition, the Bank provides a variety of depository accounts including, but not limited to, interest-bearing and noninterest-bearing checking, savings, certificate of deposit, and money market accounts. In addition, the Bank offers a variety of loan products, including, but not limited to, commercial, installment, real estate, and home equity loans as well as credit card services. The Bank also maintains 32 ATMs and allows customers to access their accounts online. The Bank’s mortgage-banking operations provide both fixed-rate and adjustable-rate mortgage products and loan servicing. Mortgage lenders are located in the banking offices. The Company’s trust department offers trust services for companies and individuals, and Palmetto Capital offers full service and discount brokerage, annuity sales and financial planning services through a third party arrangement with Raymond James. Investment advisors are located in banking office locations. In addition, the Company maintains separate investment locations in Greenville and Laurens Counties. Trust professionals are located in banking office locations and the Company’s operations center.

Improving the net interest margin is critical to the Company’s strategy to grow earnings. The Company derives interest income through traditional banking services including interest income earned on loans and investment securities. The Company generates noninterest income through fees charged on deposit accounts and income generated through the Company’s mortgage-banking, brokerage, and trust services. Lowering funding costs is essential to improving the Company’s net interest margin. During 2005, the Company continued its focus on growing deposit balances while remaining cognizant of pricing dilemmas resulting from the recent increasing interest rate environment. In addition to traditional deposit funding sources, the Company utilizes borrowings to support interest-earning asset growth including, but not limited to, increases in investment securities. Although often obtained at rates higher than those of traditional deposit funding sources, borrowings represent a source of funding diversification that can be used for leverage in deposit pricing. In addition, borrowings help an institution avoid overpaying for deposits. Among other tools, the Company uses marginal cost analysis when considering funding options. Management believes that marginal cost analysis is the key to incorporating borrowings in deposit pricing. Although alternative funding sources do not always result in lower interest expense, management believes that such funding alternatives can increase the Company’s net interest income by employing these funds in higher yielding interest-earning assets.

Since asset quality is tied to many key performance indicators including, but not limited to, profitability and capital adequacy, maintaining sound asset quality continues to be a primary focus for the Company. Activities designed to monitor and improve asset quality typically have a positive impact on operations by reducing the credit risk profile of the Company and reducing future collection costs. Nevertheless, certain risks are inherent within any loan portfolio particularly portfolios containing commercial, commercial real estate, and installment loans, and these risks must be continually managed. Management monitors asset quality and credit risk on an ongoing basis.

The Company is focused on retaining existing and attracting new customers and feels that it sets itself apart from its competitors by providing superior customer service. Such service is accomplished through a variety of delivery channels marketing a full range of high quality financial products and services. The Company sets targets for growth in traditional deposit accounts annually in an effort to cross sell and increase the number of products per banking relationship. The Company uses traditional marketing techniques, such as direct mailings and advertising, to attract new customers as the Company recognizes that attracting new customers provides both interest opportunities and a new avenue for the generation of fee income. In addition, new deposit customers are key to providing a mix of lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Company offers extended weekday hours at banking offices, Saturday banking at select banking offices, a call center, and Internet banking options. The Company intends to continue to expand into new areas as both market and economic conditions warrant.

Financial Condition

Overview

At December 31, 2005, the Company’s assets totaled $1.075 billion, an increase of $81.9 million or 8.3% over December 31, 2004. The increase in assets during fiscal year 2005 resulted primarily from an increase in total loans of $91.9 million partially offset by a decline in investment securities available for sale of $17.7 million, or 12.3%. Average assets increased 11.9% during the year, and average interest-earning assets increased 12.1%. Total liabilities increased $73.7 million, or 8.1%, at December 31, 2005 over December 31, 2004, to a balance of $986.1 million. This increase resulted from an increase in traditional deposits of $75.9 million, or 9.2%, an increase in retail repurchase agreements totaling $331 thousand, or 2.0%, and an increase in commercial paper of $864 thousand, or 5.1%. Offsetting these increases was a decline federal funds purchased and FHLB borrowings of $5.1 million over the same periods. Total deposits and other borrowings totaled $978.9 million at December 31, 2005, up from $906.9 million at December 31, 2004. Total shareholders’ equity at December 31, 2005 totaled $88.9 million, an increase of $8.2 million, or 10.1%, over December 31, 2004.

At December 31, 2004, the Company’s assets totaled $993.1 million, an increase of $97.7 million or 10.9% over December 31, 2003. The increase in assets during fiscal year 2004 resulted primarily from an increase in total loans of $79.5 million, an increase in investments available for sale of $14.8 million, or 11.5%, and an increase in FHLB capital stock of $2.0 million, or 107.0%. Average assets increased 9.0% during the year, and average interest-earning assets increased 9.1%. Total liabilities increased $89.0 million, or 10.8%, at December 31, 2004 over December 31, 2003, to a balance of $912.3 million. This increase resulted from an increase in traditional deposits of $55.7 million, or 7.2%, an increase in retail repurchase agreements totaling $2.9 million, or 21.2%, and an increase in commercial paper of $881 thousand, or 5.4%. In addition to these increases, other borrowings, comprised of federal funds purchased and FHLB borrowings, increased by $28.0 million over the same periods. Total deposits and other borrowings totaled $906.9 million at December 31, 2004, up from $819.4 million at December 31, 2003. Total shareholders’ equity at December 31, 2004 totaled $80.8 million, an increase of $8.8 million, or 12.2%, over December 31, 2003.

FHLB Stock

At December 31, 2005, the Bank’s investment in FHLB stock remained relatively unchanged from the investment at December 31, 2004. As a member of the FHLB System, the Bank is required to maintain an investment in the FHLB. Under the FHLB’s capital structure, a member’s stock requirement must total an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB’s Capital Plan. The Bank’s investment at December 31, 2005 was in compliance with this requirement. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Therefore, the carrying amount approximates fair market value. See Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Federal Home Loan Bank System contained herein for further discussion regarding the Bank’s membership with the FHLB.

Investment Securities Available for Sale

The investment securities portfolio, all of which was classified as available for sale at December 31, 2005, is a component of the Company’s asset-liability management strategy. Investment securities available for sale are accounted for at fair market value, with unrealized gains and losses recorded net of tax as a component of Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity. The Company employs a third party to determine the fair market value of the securities portfolio. Fair market value is determined as of the date of the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

The primary objective of the Company’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company achieves these objectives by executing investment transactions that are approved by the Board of Directors of the Company. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. Investment decisions are made by authorized officers of the Company within policies established by the Company’s Board of Directors. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default risk, interest rate risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule. United States (“U.S.”) Government obligations are regarded as free of default risk as the issuances of most Government agencies are backed by the strength of the government agency itself. In addition, in the event of financial difficulty, there is a strong implication that the federal government would assist the agency.

Investment securities available for sale totaled $126.0 million at December 31, 2005, a decrease of $17.7 million, or 12.3%, when compared with December 31, 2004. Average balances of available for sale investment securities decreased to $132.7 million during fiscal year 2005 from $134.9 million during fiscal year 2004. The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
U.S. Government agencies	$49,960	39.7%	10,021	7.0
State and municipal	56,006	44.4	69,496	48.3
Mortgage-backed	20,022	15.9	64,216	44.7

Total investment securities available for sale	$125,988	100.0%	143,733	100.0

From December 31, 2004 to December 31, 2005, the investment securities portfolio experienced a 69% decline in mortgage-backed securities, a 19% decline in state and municipal securities, and an increase of 399% in U.S. Government agency securities. The shift in composition within the portfolio resulted from the Company’s goal of having an investment securities portfolio concentrated on total return as funds from the sale of mortgage-backed securities were reinvested into agency securities that the Company believes have a better total return profile at the time of execution.

At December 31, 2005, the investment security portfolio represented 11.7% of total assets, a decline from 14.5% at December 31, 2004. The decline in the total investment securities portfolio of approximately 12% from December 31, 2004 to December 31, 2005 resulted primarily from mortgage-backed security prepayment and paydown funds being used to fund the Company’s loan portfolio growth.

See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows contained herein for further discussion regarding how purchases of and proceeds from the sale, maturities, and / or calls of investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the three year period ended December 31, 2005.

The following tables summarize the amortized costs, fair market values, maturities, and average amortized yields with regard to the Company’s investment securities portfolio at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004		December 31, 2003
	Amortized cost	Fair market value	Amortized cost	Fair market value	Amortized cost	Fair market value
U.S. Government agencies	$50,257	49,960	10,053	10,021	25,115	25,311
State and municipal	56,766	56,006	68,198	69,496	53,813	55,321
Mortgage-backed	20,438	20,022	64,010	64,216	48,425	48,298

Total investment securities available for sale	$127,461	125,988	142,261	143,733	127,353	128,930

	December 31, 2005
	Amortized cost	Book yield
U.S. Government agencies
Within one-year	$10,920	3.52%
After 1 but within 5 years	39,337	4.30
After 5 but within 10 years	—	—
After 10 years	—	—

	50,257	4.13
State and municipal
Within one-year	843	5.30
After 1 but within 5 years	12,715	3.39
After 5 but within 10 years	39,616	3.58
After 10 years	3,592	3.71

	56,766	3.57
Mortgage-backed
Within one-year	564	4.53
After 1 but within 5 years	15,191	3.89
After 5 but within 10 years	670	4.40
After 10 years	4,013	5.05

	20,438	4.15

Total investment securities available for sale	$127,461	3.88%

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its investment securities portfolio, and see Item 8. Financial Statements and Supplementary Data, Note 3 also contained herein for further discussion regarding the Company’s investment securities portfolio.

Loans

General.    Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 85.2% and 83.7% of average interest-earning assets in fiscal years 2005 and 2004, respectively. The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries. Although the Company may originate loans outside of its market area, the Company originates the majority of its loans in its primary market area of Upstate, South Carolina.

The following table summarizes the Company’s loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Commercial and industrial	$143,334	16.5%	159,137	20.4
Real estate—1 - 4 family	167,693	19.3	178,696	22.9
Real estate—construction	29,731	3.4	24,122	3.1
Real estate—other	458,154	52.6	362,299	46.5
General consumer	55,008	6.3	39,701	5.1
Credit line	4,465	0.5	3,909	0.5
Bankcards	11,744	1.3	10,930	1.4
Other	873	0.1	314	0.1

Total loans	$871,002	100.0%	779,108	100.0

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Commercial business	$90,345	10.5%	90,708	11.8
Commercial real estate	561,574	65.5	478,943	62.6
Installment	18,677	2.2	19,910	2.6
Installment real estate	55,682	6.5	51,846	6.8
Indirect	30,481	3.6	16,383	2.1
Credit line	2,022	0.2	2,012	0.3
Prime access	54,296	6.3	45,655	5.9
Residential mortgage	34,453	4.0	52,669	6.9
Bankcards	11,744	1.4	10,930	1.4
Business manager	230	—	552	0.1
Other	2,059	0.2	1,473	0.2

Loans, gross	$861,563	100.4%	771,081	100.7
Allowance for loan losses	(8,431)	(1.0)	(7,619)	(1.0)
Loans in process	3,857	0.5	1,470	0.2
Deferred loans fees and costs	761	0.1	703	0.1

Loans, net	$857,750	100.0%	765,635	100.0

Certain risks are inherent within any loan portfolio particularly portfolios containing commercial, commercial real estate, and installment loans. While these types of loans provide benefits to the Company’s asset—liability management program and reduce exposure to interest rate changes, such loans may entail additional credit risks when compared with residential mortgage loans. Risk factors inherent in the Company’s loan portfolio are described below and could have an impact on future delinquency and charge-off levels. Since lending activities comprise a significant source of the Company’s revenues and because of the risks inherent in its loan portfolio, the Company’s main objective with regard to its lending activities is to adhere to sound lending practices.

Commercial business lending generally involves greater risk than real estate lending and involves risks that are different from those associated with real estate lending. The Company’s commercial business loans are generally made on a secured basis with terms that do not exceed five years. Such loans typically have interest rates that change at periods ranging from one day to one year based on the prime lending rate as the interest rate index or to a fixed-rate at the time of commitment for a period not usually exceeding five years. The Company generally obtains personal guarantees when arranging business financing. The Company makes commercial business loans to businesses within most industry sectors with no particular industry concentrations. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in some cases may not be a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors) while liquidation of collateral is a secondary and often insufficient source of repayment.

Real estate acquisition and development lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. For loans secured by real estate, liquidation of the underlying collateral is viewed as the primary source of repayment in the event of borrower default. Commercial and installment real estate lending generally involves greater risk than single-family lending as such real estate lending typically involves larger loan balances to single borrowers or groups of related borrowers than does single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced, the borrower’s ability to repay the Company’s loans may be impaired. These risks can be impacted significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions. Thus, commercial and installment real estate loans may be subject to adverse conditions in the economy, to a greater extent than single-family real estate loans. The Company makes commercial and installment real estate loans to businesses within most industry sectors with no particular industry concentrations. Interest rates charged on such real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable-rates, and the rate may be fixed for three to five years determined by market conditions, collateral, and the Company’s relationship with the borrower. Amortization of commercial and installment real estate loans may vary but typically will not exceed 20 years.

Installment loans entail greater risk than do residential mortgage loans particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the likelihood of damage, loss, or depreciation. In addition, installment loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely impacted by job loss, divorce, illness, or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that the Company can recover on such loans.

The Company’s indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases. Through these relationships, the Company purchases loans originated by unaffiliated automobile dealers in South Carolina. Loans purchased by this department are subject to the same underwriting standards as those used by the Company in its other lending portfolios, and such loans are only purchased after approval by the Company’s underwriters.

The Company makes both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 30 years. Adjustable-rate mortgage loans currently offered by the Company have up to 30 year terms with interest rates that adjust annually or adjust annually after being fixed for a period of several years in accordance with a designated index. The Company could offer loans that have up to 30 year terms and interest rates that adjust annually or adjust annually after being fixed for a period of three or seven years in accordance with a designated index. Adjustable-rate mortgage loans may be originated with a limit on any increase or decrease in the interest rate per year further limited by the amount by which the interest rate can increase or decrease over the life of the loan.

In order to encourage the origination of adjustable-rate mortgage loans with interest rates that adjust annually, the Company, like many of its competitors, may offer a more attractive rate of interest on such loans than on fixed-rate mortgage loans. Generally, on mortgage loans exceeding an 80% loan-to-value ratio, the Company requires private mortgage insurance that protects the Company against losses of at least 20% of the mortgage loan amount. It is the Company’s policy to have collateral securing real estate loans appraised.

A large percentage of single-family loans are made pursuant to guidelines that permit the sale of these loans in the secondary market to government or private agencies. The Company participates in secondary market activities by selling whole loans and participations in loans primarily to the FHLB under its Mortgage Partnership Program and the Federal Home Loan Mortgage Corporation (“FHLMC”). This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of management, and to develop a source of fee income through the servicing of loans. The Company may sell fixed-rate, adjustable-rate, and balloon-term loans. Based on the current level on market interest rates, as well as other factors, the Company presently intends to sell selected originations of conforming 30 year and 15 year fixed-rate mortgage loans.

The Company originates residential construction loans to finance the construction of individual, owner-occupied houses. Such loans involve additional risks because loan funds are advanced upon the security of the project under construction. Residential construction loans are generally originated with up to 80% loan-to-value ratios. The Company typically structures these construction loans to be converted to pre-approved permanent loans at the completion of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

As part of its residential lending program, the Company also offers construction loans with 80% loan-to-value ratios to qualified builders although 90% loan-to-value ratios may be utilized at the discretion of the Company. These construction loans are generally at a competitive fixed or adjustable-rate of interest for one or two year terms. The Company also offers lot loans intended for residential use that may be on a fixed or adjustable-rate basis.

At December 31, 2005, the Company’s total loan portfolio approximated $871.0 million, or 81.0% of the Company’s total assets. Mortgage loans held for sale decreased $1.0 million from December 31, 2004 to December 31, 2005. The remaining loans within the portfolio (those originated for retention in the portfolio) increased $92.9 million at December 31, 2005 over December 31, 2004.

A large portion of the increase in the loan portfolio during fiscal year 2005 was experienced within the commercial real estate portfolio. This increase was due in part to management’s emphasis on loans secured by real estate as loans secured by real estate typically include less risk than loans secured by collateral other than real estate or unsecured loans. Management believes that the Company has capitalized on commercial real estate opportunities in its market. From December 31, 2004 to December 31, 2005, the commercial real estate portfolio grew by $82.6 million, or 17.3%.

During fiscal year 2005, the Company’s indirect lending portfolio increased by $14.1 million, or 86.1%. Management attributes this indirect loan growth to a new program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers. Once introduced, the Company’s goal is to continue to build and maintain relationships with these dealers and their customers.

The prime access lending portfolio increased approximately $8.6 million during 2005 primarily as a result of the Company’s ongoing competitive closing cost marketing efforts.

The residential mortgage loan portfolio decreased $18.2 million, or 34.6%, during 2005. Residential mortgage loan originations during this period were offset by prepayments and maturities. Also offsetting originations during 2005 was a loan securitization and sale transaction during June 2005 totaling approximately $14 million. Through this transaction, the Company securitized and sold approximately $10 million of its residential mortgage loans. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, approximately $4 million of residential mortgage loans were sold during June 2005 from the loans receivable portfolio.

The following table summarizes the Company’s loan portfolio outstanding, by collateral type, at December 31, 2005 that, based on maturity and repricing terms, are due during the periods noted. Loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also summaries loans outstanding at December 31, 2005 with regard to fixed-rate maturity and variable-rate maturity and repricing terms due in periods after one year (dollars in thousands).

	Maturity or repricing terms						Rate structure for loans with maturities or repricing terms over one year
	Within one year	Over one to two years	Over two to three years	Over three to five years	Over five years	Total	Fixed-rate	Variable- rate	Total
Commercial and industrial	$70,122	34,847	28,397	9,493	475	143,334	73,212	—	73,212
Real estate—1 - 4 family	77,629	13,697	11,187	41,271	23,909	167,693	89,849	215	90,064
Real estate—construction	27,786	1,454	51	440	—	29,731	1,945	—	1,945
Real estate—other	219,248	109,477	97,167	31,585	678	458,155	238,906	—	238,906
General consumer	8,577	16,279	19,947	10,204	—	55,007	46,431	—	46,431
Credit line	2,423	2,023	19	—	—	4,465	2,042	—	2,042
Bankcards	11,744	—	—	—	—	11,744	—	—	—
Other	325	6	467	75	—	873	548	—	548

Total loans	$417,854	177,783	157,235	93,068	25,062	871,002	452,933	215	453,148

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its general loan portfolio as well as loan securitization transactions and Item 8. Financial Statements and Supplementary Data, Note 4 also contained herein for further discussion regarding the Company’s loan portfolio.

Credit Quality.    A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk taking requires a management system based on sound policies and control processes that ensure compliance with those policies. The Company believes that it maintains a conservative philosophy regarding its lending mix and adherence to underwriting standards is managed through a multi-layered credit approval process including, but not limited to, the review of loans approved by lenders. The Company monitors its compliance with lending policies through loan approval and documentation review, exception report reviews, and ongoing analysis of asset quality trends.

The following table summarizes the loan classification system used by the Company with regard to its loan portfolio. The Company considers classified assets to be those classified as “special mention,” “substandard,” “doubtful,” or “loss.”

Grade	Classification
1	Superior quality
2	High quality
3	Satisfactory
4	Marginal
5	Special Mention
6	Substandard
7	Doubtful
8	Loss

“Special mention” assets are defined by the Company as assets that do not currently expose the Company to a sufficient degree of risk to warrant classification as either “substandard,” “doubtful,” or “loss.” Such assets do, however, possess credit deficiencies or potential weaknesses deserving management’s close attention that, if not corrected, could weaken the asset and increase future risk. An asset is considered “substandard” if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those assets characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted.

Classified assets are reserved at a higher percentage in accordance with the Allowance model than assets graded “superior quality,” “high quality,” “satisfactory,” or “marginal” (for all of which general reserves are provided). General allowances represent loss allowances, which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular classified assets. When the Company classifies assets as “loss,” it is required to either establish a specific allowance for loan losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

The following table summarizes the composition of the Company’s classified assets by collateral type at the dates indicated (in thousands).

	December 31, 2005
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$230	2,925	851	—	4,006
Real estate—1 - 4 family	1,147	4,023	239	—	5,409
Real estate—construction	—	—	—	—	—
Real estate—other	82	11,400	58	—	11,540
General consumer	25	287	68	—	380
Credit line	6	54	1	1	62

Total classified assets	$1,490	18,689	1,217	1	21,397

	December 31, 2004
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$131	4,448	857	—	5,436
Real estate—1 - 4 family	1,327	3,229	333	—	4,889
Real estate—construction	—	22	—	—	22
Real estate—other	1,635	2,342	214	—	4,191
General consumer	107	491	175	—	773
Credit line	9	37	3	1	50

Total classified assets	$3,209	10,569	1,582	1	15,361

Overall, classified assets increased $6.0 million from December 31, 2004 to December 31, 2005. From a portfolio perspective, an increase was experienced in classified assets secured by real estate offset by declines in classified assets secured by commercial, industrial, and general consumer collateral. From a classification perspective, an increase was experienced in substandard assets while declines were experienced in both the special mention and doubtful classification. Management believes that the increase in classified assets, from both the portfolio and classification perspectives, at December 31, 2005 over December 31, 2004 does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to isolated loan circumstances. During the fourth quarter of 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status. In accordance with the Bank’s Lending Policy, the loans were downgraded to “substandard”. At December 31, 2005, the principal balance of these loans totaled $7.2 million. Management believes the collateral securing these loans is sufficient to cover the Bank’s exposure. Payment was received in January 2006 on one of these loans (balance of $3.3 million at December 31, 2005) that warranted the removal of nonaccrual status at that time. Excluding the impact of these loans, virtually all other comparisons, whether from a portfolio or classification perspective, improved from December 31, 2004 to December 31, 2005. Management believes that the general overall improvement of classified assets, after taking into account these circumstances, resulted from the continued improvement in economic conditions coupled with management’s conservative approach to, and management of, loan quality.

The Company’s loan portfolio is periodically reviewed and loans are, in the opinion of management, appropriately classified. Allowances have been established against all assets requiring classification.

The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	December 31,
	2005		2004	2003	2002	2001
Nonaccrual loans	$9,913		2,323	3,828	2,500	3,399

Total nonperforming loans	$9,913		2,323	3,828	2,500	3,399
Real estate acquired in settlement of loans	1,954		2,413	2,170	2,468	217
Repossessed automobiles	167		282	243	181	581

Total nonperforming assets	$12,034		5,018	6,241	5,149	4,197

Loans past due 90 days and still accruing (1)	$207		147	212	233	630
Ending loans (2)	866,181		773,254	693,213	625,542	553,821
Nonaccrual loans as a percentage of loans (2)	1.14%		0.30	0.55	0.40	0.61
Nonperforming assets as a percentage of total assets	1.12		0.51	0.70	0.63	0.57
Allowance for loan losses to nonaccrual loans	0.85	x	3.28	1.95	2.56	1.66

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Delinquent and problem loans are a normal part of any lending function. The Company determines past due and delinquency status based on contractual terms. When a borrower fails to make a scheduled loan payment, the Company attempts to cure the default through several methods including, but not limited to, collection contact and assessment of late fees. If these methods do not result in the borrower submitting the past due payment, further action may be taken. Interest on loans deemed past due continues to accrue until such time that the loan is placed in nonaccrual status (the Company places loans in nonaccrual status prior to any amount being charged-off). Nonaccrual loans are those loans that management, through a continuing evaluation of loans, has determined offer a more than normal risk of future collectibility. In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower. Loans may be manually placed in nonaccrual status on the loan system if management determines that some factor other than delinquency (such as bankruptcy proceedings) cause the Company to believe that more than a normal amount of risk exists with regard to collectibility. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. When the probability of future collectibility on a nonaccrual loan declines from probable to possible, the Company may proceed with measures to remedy the default, including commencing foreclosure action, if necessary. Mortgage instruments generally secure loans within the Company’s mortgage loan portfolio and specific steps must be taken when commencing foreclosure action on such loans. Notice of default in conjunction with these loans is required to be recorded and mailed. If the default is not cured within a specified time period, a notice of sale is posted, mailed, and advertised, and a sale is then conducted.

The Company typically excludes bankcard balances from the nonaccrual process noted above. Due to the nature of the portfolio, the Company does not believe that it is necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days delinquent.

The increase in nonaccrual loans of $7.6 million from December 31, 2004 to December 31, 2005 was primarily the result of the two loans, secured by other real estate, which were placed in nonaccrual status during the fourth quarter of 2005 as discussed previously in conjunction with the increase in classified loans over the same periods.

Management believes that the loss risk with respect to nonaccrual loans was reduced from December 31, 2004 to December 31, 2005 because 92.5% of nonaccrual loans at December 31, 2005 were secured by real estate as compared to 73.4% at December 31, 2004. In addition to such loans being reserved for in the Company’s Allowance at December 31, 2005, in the event of foreclosure, losses would be offset by funds received through the liquidation of the underlying real estate collateral. Additionally, nonaccrual loans secured by property other than real estate declined from December 31, 2004 to December 31, 2005 from 26.6% to 7.5%.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio, and Item 8. Financial Statements and Supplementary Data, Note 4 all contained herein for further discussion regarding loans in nonaccrual status. See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to loans in nonaccrual status.

Real estate and personal property acquired by the Company in settlement of loans is classified within Other Assets on the Consolidated Balance Sheets until such time that it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value less cost to sell at the date of acquisition with any resulting writedowns being taken through the Allowance. Fair market values of such property are reviewed regularly, and writedowns are recorded when it is determined that the carrying value of the property exceeds the fair market value less estimated costs to sell. Gains and losses on the sale of property acquired in settlement of loans and writedowns resulting from periodic reevaluation are charged to the Consolidated Statements of Income. Costs relating to the development and improvement of such property are capitalized within Other Assets on the Consolidated Balance Sheets. Costs relating to holding the property are charged to expense within Other Noninterest Expense on the Consolidated Statements of Income. Generally, any interest accrual on such loans would have ceased when the loan became 90 days delinquent.

Real estate acquired in settlement of loans decreased to $2.0 million at December 31, 2005 from $2.4 million at December 31, 2004. During 2005, $1.1 million in real estate was added to the portfolio, 65% of which was added within four lending relationships. These additions were offset by sales and recoveries from the portfolio of $1.3 million. During 2004, $2.5 million in real estate was added to the portfolio, 65% of which was added within six lending relationships. These additions were offset by sales from the portfolio of $2.0 million. Fluctuations of these balances relate primarily to current economic conditions that directly impact the borrower’s ability to service their debt. Management believes that the decrease in property added to the portfolio during 2005 was a direct reflection of continued general economic improvement gauged by factors including, but not limited to, consumer expectations, real money supply, a decline in initial unemployment claims, interest rate conditions, and manufacturing new orders. Likewise, sales and recoveries from the portfolio decreased from fiscal year 2004 to fiscal year 2005 and relationships within the portfolio declined from 26 at December 31, 2004 to 20 at December 31, 2005. Based on the Company’s policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at December 31, 2005. Additionally, management believes that the excess of sales from the portfolio during fiscal year 2005 over additions during the same timeframe indicate that the properties within the portfolio are marketable.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to real estate acquired in settlement of loans and Item 8. Financial Statements and Supplementary Data, Note 8 also contained herein for further discussion regarding the Company’s real estate acquired in settlement of loans portfolio.

At December 31, 2005, impaired loans amounted to approximately $7.4 million for which $670 thousand was included in the Allowance. During 2005, the average recorded investment in impaired loans was approximately $4.1 million. At December 31, 2004, impaired loans amounted to approximately $804 thousand for which $240 thousand was included in the Allowance. During 2004, the average recorded investment in impaired loans was approximately $1.1 million. The increase in impaired loans from December 31, 2004 to December 31, 2005 resulted primarily from the addition of two impaired loans totaling $7.2 million at

December 31, 2005 as discussed above in conjunction with classified assets and nonaccrual loans. Management believes that the impaired loans at December 31, 2005 and 2004 were recorded at or below fair market value. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to being placed in nonaccrual status.

The Company reviewed impaired loans at December 31, 2005 in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” and determined fair market values based on one, or a combination of, the following methods: the present value of expected cash flows, the market price of the loan, if available, and / or the value of the underlying collateral. Specific allowances, as noted above, were established on impaired loans for the difference between the loan amount and the fair market value less estimated selling costs. Two loans comprised $7.2 million of total impaired loans at December 31, 2005. In both of these instances, the value of the collateral underlying the loan, as well as the marketability of such collateral, supported specific allowances totaling $621 thousand.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to impaired loans and Item 8. Financial Statements and Supplementary Data, Note 4 also contained herein for further discussion regarding the Company’s impaired loans.

As of December 31, 2005, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. Additionally, it requires that adjustments in payment terms from a troubled debt restructuring generally be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, but instead recognizes a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Troubled debt restructurings include loans with respect to which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and / or other concessions. Any troubled debt restructurings entered into by the Company for the years ended December 31, 2005 and December 31, 2004 were immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements.

The Company believes that recent economic conditions have had a short-term impact on consumer confidence, especially on consumer expectations. Though consumer confidence appears to be improved from levels in recent years, management believes that high fuel costs, though they have retreated in recent weeks, combined with a weaker job market outlook will likely continue to curb both consumer confidence and spending for the short-term. As rebuilding efforts take hold and job growth gains momentum, management believes that consumer confidence will continue to rebound during 2006. Management believes, however, that because the Company’s loan portfolio is closely monitored, any changes within the Company’s loan portfolio are promptly addressed in its Allowance model. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses

The Allowance is maintained at a level that management believes is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the loan portfolio. An allowance model is used that takes into account factors such as the composition of the loan portfolio including risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the classifications. The value of underlying collateral is also considered during such analysis. On a quarterly basis, the Company’s Allowance model and conclusions are reviewed and approved by senior management. The Company’s analysis of Allowance adequacy includes consideration for loan impairment.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. Management is currently using a five year lookback period when computing historical loss rates to determine the allocated component of the Allowance. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. This analysis includes, but is not limited to, emerging portfolio concentrations, recently entered markets, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, management monitors trends within the portfolio, both quantitative and qualitative, and assesses the reasonableness of the unallocated component.

The Allowance is subject to examination and adequacy testing by regulatory agencies. Such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to the Allowance.

The Allowance totaled $8.4 million and $7.6 million, at December 31, 2005 and 2004, respectively representing 0.97% and 0.99% of loans, calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

Loans held for sale are carried at the lower of cost or fair market value. The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair market value due to the Company’s practice of selling these loans within 60 days of origination. Likewise, such instruments are not included in the assumptions related to the Allowance model.

The following table summarizes the allocation of the Allowance and the percentage of loans to total loans, excluding net of unearned balances, both by collateral type, at the dates indicated (dollars in thousands). Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in other categories.

	December 31,
	2005		2004		2003		2002		2001
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$1,897	16.5%	2,861	20.4	2,737	27.9	2,341	31.5	1,277	27.0
Real estate—1 - 4 family	1,267	19.3	1,243	22.9	865	22.6	965	23.8	1,051	26.0
Real estate—construction	26	3.4	26	3.1	72	3.0	125	3.9	131	4.1
Real estate—other	2,044	52.6	1,139	46.5	1,308	38.2	872	31.4	1,478	30.9
General consumer	2,153	6.3	1,300	5.1	1,683	6.3	1,464	7.0	1,567	9.4
Credit line	130	0.5	125	0.5	167	0.6	99	0.6	27	0.6
Bankcards	310	1.3	316	1.4	211	1.4	217	1.6	51	1.7
Other	604	0.1	609	0.1	420	—	319	0.2	76	0.3

Total	$8,431	100.0%	7,619	100.0	7,463	100.0	6,402	100.0	5,658	100.0

As discussed herein, the allowance model takes into account factors such as the composition of the loan portfolio including risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans contained herein for discussion regarding the composition of the loan portfolio as well as the fluctuations within the portfolio from fiscal year 2004 to fiscal year 2005.

The following table summarizes activity within the Allowance at the dates and for the years indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the years ended December 31,
	2005	2004	2003	2002	2001
Allowance balance, beginning of year	$7,619	7,463	6,402	5,658	5,446
Provision for loan losses	2,400	2,150	3,600	4,288	4,038
Loans charged-off
Commercial and industrial	244	549	786	1,074	809
Real estate—1 - 4 family	415	232	561	398	28
Real estate—construction	—	—	—	—	50
Real estate—other	242	256	219	—	—
General consumer	891	1,113	1,181	2,298	3,146

Total loans charged-off	1,792	2,150	2,747	3,770	4,033
Recoveries
Commercial and industrial	35	49	32	105	8
Real estate—1 - 4 family	—	—	—	9	—
Real estate—construction	—	—	—	—	9
Real estate—other	35	4	46	—	—
General consumer	134	103	130	112	190

Total recoveries	204	156	208	226	207

Net loans charged-off	1,588	1,994	2,539	3,544	3,826

Allowance balance, end of year	$8,431	7,619	7,463	6,402	5,658

Average loans (1)	$828,545	725,555	659,683	577,949	534,034
Ending loans (1)	866,181	773,254	693,213	625,542	553,821
Net loans charged-offs to average loans (1)	0.19%	0.27	0.38	0.61	0.72
Allowance for loan losses to ending loans (1)	0.97	0.99	1.08	1.02	1.02

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

The primary increases with regard to the allocation of the Allowance to specific loan portfolios at December 31, 2005 were within the portfolios secured by other real estate and general consumer collateral. The increase in allocation of the Allowance to the portfolio secured by other real estate was due, in large part, to two loans in nonaccrual status at December 31, 2005, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio, both of which were secured by other real estate. As such, the loans were downgraded to substandard in accordance with the Bank’s Lending Policy. Such downgrades resulted in increased Allowance coverage. At December 31, 2005, the principal balance of these loans totaled $7.2 million. The increase in allocation of the Allowance to the loan portfolio secured by general consumer collateral was due, in part, to the increase in the indirect lending portfolio at December 31, 2005 over December 31, 2004 as well as an increase in the potential historical loss percentage with regard to this category.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings Review—Provision for Loan Losses contained herein for discussion regarding the increase in the provision for loan losses from fiscal year 2004 to fiscal year 2005.

Total net loans charged-off totaled $1.6 million in fiscal year 2005 down from $2.0 million in fiscal year 2004. When comparing net loans charged-off during fiscal year 2004 and fiscal year 2005, declines were experienced in all portfolios with the exception of the portfolio secured by residential real estate. Although management attributes the decline in net loans charged-off to the careful management of the Company’s loan portfolio and the resulting impact such management has had on asset quality as well as overall economic improvements that generally increase the likelihood of consumer repayment of debt, management believes that the increase in net loans charged-off within the portfolio secured by residential real estate was caused by economic conditions that have been not as favorable since the third quarter of 2001.

Although levels of both classified assets and nonaccrual loans increased from December 31, 2004 to December 31, 2005, management believes that these increases were not necessarily the result of deterioration in asset quality. Instead, management believes that such trends are the result of isolated events that are not necessarily indicative of historical or future credit trends.

The level of the Allowance during fiscal year 2005 was also impacted by growth within the loan portfolio during the period.

Management believes that the declining trend of the Allowance to ending loans results from several factors including, but not limited to, management’s conservative philosophy regarding its lending mix which impact risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk that other types of lending also impacting risk grades, all of which impact Allowance allocations.

Based on the current economic environment and other factors that impact the assessment of the Company’s Allowance as discussed above, management believes that the Allowance at December 31, 2005 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio contained herein for discussion regarding factors inherent in the loan portfolio impacting management’s December 31, 2005 assessment of the Allowance. However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits

Retail deposit accounts have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets targets for growth in traditional deposit accounts annually in an effort to cross sell and increase the number of products per banking relationship. During the year ended December 31, 2005, the Company emphasized the growth of traditional deposit accounts through internal and external referral programs and targeted promotions.

The Company offers a number of traditional deposit accounts including noninterest-bearing checking, interest-bearing checking, savings, money market, individual retirement accounts (“IRA”s) and certificate of deposit accounts. The Company’s deposits are obtained primarily from residents within its market area.

The Company experiences fluctuations in deposit flows because of the influence of general interest rates, market conditions, and competitive factors. The Asset—Liability Committee meets weekly and makes changes relative to the mix, maturity, and pricing of assets and liabilities in order to minimize the impact on operations from such external conditions. Deposits are attractive sources of funding because of their stability and generally low cost, as compared to other funding sources, and their ability to provide fee income through service charges and cross sales of other services.

The Company provides customers with access to their funds using the convenience of an ATM network which incorporates regional and national ATM networks. At December 31, 2005, the Bank had 32 ATM locations (including four at nonbanking offices) and five limited service banking offices located in various Upstate retirement centers. The Company also provides account access through its Internet and telephone banking products and attracts deposit customers by offering a variety of services and accounts, competitive interest rates, and conveniences such as extended banking office hours, both early and late, all-day deposit credit, and Saturday banking hours. In addition, the Company uses traditional marketing techniques, such as direct mailings and advertising, to attract new customers. Management believes the Company enjoys an excellent reputation for providing products and services that meet the needs of all of the Company’s market segments. For example, Seniority Club members benefit from a number of advantageous programs.

The following table summarizes the Company’s deposit composition at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$351,629	38.9%	309,561	37.4
Money market deposit accounts	111,380	12.4	95,608	11.6
Savings deposit accounts	45,360	5.0	44,972	5.4
Time deposit accounts	395,014	43.7	377,306	45.6

Total deposit accounts	$903,383	100.0%	827,447	100.0

Total traditional deposit accounts increased $75.9 million from December 31, 2004 to December 31, 2005, up from growth of $55.7 million from December 31, 2003 to December 31, 2004.

Core traditional deposit accounts, which include checking, money market, and savings accounts, grew by $58.2 million during fiscal year 2005, or 12.9%. Such accounts grew by $34.3 million, or 8.3%, during fiscal year 2004. The increase in core traditional deposit accounts during both of these periods was primarily a result of the Company’s continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company’s reputation in the communities served. Additionally, the growth in core traditional deposit accounts from fiscal year 2004 to fiscal year 2005 was enhanced by targeted deposit promotions offered during the year. Such promotions may increase the Company’s overall cost of funds, which may negatively impact the Company’s future results of operations. In addition to the continuation of programs and promotions developed in years prior to 2005, such as enhancements made to the existing Seniority Club checking product and the Bank’s new customer referral program, several new programs and promotions were introduced during 2005 in an effort to grow lower-cost, core traditional deposit accounts. Such programs and promotions included the introduction of a health savings account product, a new business investment money market account, and free Charter checking products offered in conjunction with the opening of the Easley banking office and the Travelers Rest banking office new manager introduction.

Time deposit accounts increased by $17.7 million, or 4.7% during fiscal year 2005 compared with growth of $21.4 million, or 6.0% during fiscal year 2004. In addition to the factors noted above, the growth in time deposit accounts was also impacted during 2005 by specifically targeted programs. Promotional 36 month certificate of deposit accounts offered during 2002 matured during 2005. The Bank offered rollover specials to these customers and was able to retain a large portion of these maturing funds. Additionally, during 2005 certificate of deposit promotions were offered in conjunction with the opening of the Easley banking office, the Travelers Rest banking office new manager introduction, and a certificate of deposit promotion available to all Bank customers offered in December 2005.

Although deposit growth is a top priority of the Company, such growth is not dependent on targeted programs, and management does not believe the Company will lose deposits if it does not continue to offer targeted programs.

The Company’s increase in core traditional deposit accounts results from its efforts to enhance the deposit mix by working to attract lower-cost deposit accounts. As noted above, core traditional deposit accounts grew by $58.2 million during fiscal year 2005 while higher-cost time deposit accounts increased by $17.7 million during the same period. The Company’s average cost of core deposits for the year ended December 31, 2005 was 0.94% compared with 0.36% for the year ended December 31, 2004. The Company’s average cost of time deposits for the year ended December 31, 2005 was 2.99% compared with 2.56% for the year ended December 31, 2004. The Company’s average cost of total traditional deposit accounts increased from 1.53% for the year ended December 31, 2004 to 1.98% for the year ended December 31, 2005.

Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2004 to December 31, 2005. At December 31, 2005, traditional deposit accounts as a percentage of liabilities were 91.7% compared with 90.7% at December 31, 2004.

Jumbo Certificates of Deposits.    The Company does not rely significantly on large denomination certificate of deposit accounts. Such accounts totaled 12.5% and 13.1% of total liabilities at December 31, 2005 and December 31, 2004, respectively. The following table summarizes the Company’s jumbo certificate of deposit accounts by time remaining until contractual maturity at December 31, 2005 (in thousands). Jumbo certificate of deposit accounts include those accounts with year-end balances totaling $100,000 or greater.

Three months or less	$27,729
Three months to six months	9,045
Six months to twelve months	28,381

Twelve months or less	65,155
Over twelve months	57,799

Total jumbo certificate of deposit accounts	$122,954

Total jumbo certificate of deposit accounts totaled $119.8 million at December 31, 2004. As noted above, specifically targeted programs are often offered to stimulate deposit account growth. Such promotions were offered during the 36-month period ended December 31, 2005. During both fiscal years 2002 and 2003, 36-month Step Up Certificate of Deposit products were offered. Although all of the deposits generated by these promotions are not “jumbo” in size, the deposits that do fall into the “jumbo” category impact the maturities noted above. Certificate of deposit accounts generated through the 2002 promotion matured in 2005. As a result of the specially targeted deposit programs implemented to retain these funds, “jumbo” certificate of deposit accounts remained relatively unchanged from the levels at December 31, 2004. The certificate of deposit accounts obtained through the 2003 Step Up Certificate of Deposit promotion will mature in 2006 and are included within the applicable “twelve months or less” category.

See Item 8. Financial Statements and Supplementary Data, Note 9 contained herein for further discussion regarding the Company’s deposit accounts.

Borrowings

In addition to traditional deposit accounts, the Company utilizes both short-term and long-term borrowing to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Retail repurchase agreements, commercial paper, federal funds purchased, and FHLB borrowings serve as the Company’s primary sources of such funds.

Borrowings decreased $3.9 million at the end of 2005 when compared with the end of 2004. Borrowings as a percentage of total liabilities were approximately 7.7% and 8.7% at the end of fiscal year 2005 and fiscal year 2004, respectively. The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$16,728	22.1%	16,397	20.6
Commercial paper	17,915	23.7	17,051	21.5
Federal funds purchased	1,000	1.3	—	—
FHLB borrowings—short-term	16,900	22.4	16,000	20.1
FHLB borrowings—long-term	23,000	30.5	30,000	37.8

Total borrowings	$75,543	100.0%	79,448	100.0

Short-term and long-term borrowings are a source of funding that the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company’s unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Long-term borrowings have maturities greater than one year when made.

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

Federal funds purchased represent unsecured overnight borrowings from other financial institutions. These borrowings are an important source of funding to the Company. Access to such short-term funding sources allows the Company to meet funding needs without relying on increasing deposits on a short-term basis. Interest rates on such borrowings vary from time to time in response to general economic conditions.

FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB has established an overall credit limit for each member. This limit is designed to mitigate the FHLB’s credit exposure to an individual member while encouraging members to diversify their funding sources. Generally, this credit limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting eligibility criteria. Under certain circumstances, a member approved for a 40 percent credit limit may request approval to exceed the credit limit. A member may exceed the 40 percent limit for a period not to exceed 12 months. This policy serves to define an upper limit for FHLB advances based on its current approved limit.

Qualifying collateral to be pledged to secure advances from the FHLB may include qualifying securities, loans, deposits, and stock of the FHLB owned by the Company. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures. At December 31, 2005, of its approximately $173 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $39.9 million in both short-term and long-term borrowings.

The following table summarizes the Company’s borrowings from the FHLB at the dates indicated (dollars in thousands).

	December 31, 2005
	Long-term		Short-term	Total
Borrowing balance outstanding	$13,000	10,000	16,900	39,900
Interest rate	3.27%	3.85	4.44	3.91	(1)
Maturity date	6/14/2006	6/14/2007	Overnight

	December 31, 2004
	Long-term			Short-term		Total
Borrowing balance outstanding	$7,000	13,000	10,000	16,000		46,000
Interest rate	2.32%	3.27	3.85	2.44		2.96	(1)
Maturity date	6/14/2005	6/14/2006	6/14/2007	Overnight

(1)	Represents weighted average rate at year-end.

The following table summarizes the Company’s FHLB borrowing information at and for the years indicated (dollars in thousands).

	At and for the years ended December 31,
	2005	2004
Short-term FHLB borrowings
Amount outstanding at year-end	$16,900	16,000
Average amount outstanding during year	26,745	4,990
Maximum amount outstanding at any month-end	51,400	24,500
Rate paid at year-end	4.44%	2.44
Weighted average rate paid during the year	3.59	2.08

Long-term FHLB borrowings
Amount outstanding at year-end	$23,000	30,000
Average amount outstanding during year	26,145	16,475
Maximum amount outstanding at any month-end	30,000	30,000
Rate paid at year-end	3.52%	3.24
Weighted average rate paid during the year	3.38	3.25

The FHLB may assess fees and charges to cover costs relating to the receipt, holding, redelivery, and reassignment of the Company’s collateral. The FHLB publishes a schedule of such fees and charges on its website. In addition, the FHLB may assess fees to cover collateral verification reviews performed by, or on behalf of, the FHLB. The Company has not yet been charged any such fees and does not anticipate such fees, if assessed, will be significant.

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. Management was not aware of any circumstances at December 31, 2005 that would require prepayment of any of the Company’s FHLB advances.

The following table summarizes short-term borrowing information at and for the years indicated (dollars in thousands).

	At and for the years ended December 31,
	2005	2004	2003
Retail repurchase agreements
Amount outstanding at year-end	$16,728	16,397	13,525
Average amount outstanding during year	20,690	20,215	15,854
Maximum amount outstanding at any month-end	20,981	22,308	16,261
Rate paid at year-end*	2.63%	0.73	0.50
Weighted average rate paid during the year	2.38	0.61	0.50

Investment securities repurchase agreements
Amount outstanding at year-end	$—	—	—
Average amount outstanding during year	—	2,508	—
Maximum amount outstanding at any month-end	—	38,220	—
Rate paid at year-end	—%	—	—
Weighted average rate paid during the year	—	1.28	—

Commercial paper
Amount outstanding at year-end	$17,915	17,051	16,170
Average amount outstanding during year	18,833	16,447	17,734
Maximum amount outstanding at any month-end	21,877	18,310	21,750
Rate paid at year-end*	2.81%	0.85	0.50
Weighted average rate paid during the year	2.33	0.75	0.61

Federal funds purchased
Amount outstanding at year-end	$1,000	—	18,000
Average amount outstanding during year	4,098	4,643	2,657
Maximum amount outstanding at any month-end	13,320	17,850	18,000
Rate paid at year-end	4.37%	—	1.20
Weighted average rate paid during the year	2.71	1.51	1.28

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

Borrowing rates paid for the year ended December 31, 2005 increased from those paid for the year ended December 31, 2004. The primary reason for the changes in the yields paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 4.5% in a series of fourteen moves. The increases in the Company’s borrowings costs from the year ended December 31, 2004 to the year ended December 31, 2005 is attributed to these increasing rate trends.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to FHLB borrowings and Item 8. Financial Statements and Supplementary Data, Note 10 and Note 11 also contained herein for further discussion regarding the Company’s borrowings.

Capital Resources

Average shareholders’ equity was $85.8 million for the year ended December 31, 2005, or 8.2% of average assets. Average shareholders’ equity was $76.6 million for the year ended December 31, 2004, or 8.2% of average assets.

Total shareholders’ equity increased from $80.8 million at December 31, 2004 to $88.9 million at December 31, 2005. The Company’s capital ratio of total shareholders’ equity to total assets was 8.3% at

December 31, 2005 compared with 8.1% at December 31, 2004. During 2005, shareholders’ equity was increased through the retention of earnings and stock option activity. These increases were offset by an increase in cash dividends and a decline in accumulated other comprehensive income when comparing the year ended December 31, 2005 with the year ended December 31, 2004. See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained herein for further discussion regarding the changes in stockholders’ equity during the years presented.

During the third quarter of 2003, the Board of Directors approved the purchase of 100,000 shares of $5.00 par value common stock made available for purchase to the Company through an arm’s length transaction by a third party. The Company may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise, however, no such purchases were transacted during 2005 or 2004.

The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital. At December 31, 2005 and 2004, the Company and the Bank were each categorized as well capitalized under the regulatory framework for prompt corrective action.

See Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Holding Company—Capital Adequacy, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Capital Adequacy, and Item 8. Financial Statements and Supplementary Data, Note 19 all contained herein for further discussion regarding the Bank’s and the Company’s capital regulatory requirements. At December 31, 2005, there were no conditions or events of which management was aware that would materially change the Company’s or the Bank’s status.

During fiscal year 2005, the Company’s cash dividend payout ratio was 30.27% compared with a payout ratio of 30.07% in 2004. Cash dividends per common share in 2005 totaled $0.66, an increase of 13.8% over dividends per common share in 2004 of $0.58. The amount of the dividends declared is dependent upon the Company’s earnings, financial condition, capital position, and such other factors the Board deems relevant. South Carolina regulations restrict the amount of dividends that the Bank can pay to the holding company and may require prior approval before declaration and payment of any excess dividend.

See Item 5. Market For Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Palmetto Bancshares, Inc., and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

In conjunction with the 2006 budgeting process, and in addition to approved capital expenditures relating to the Boiling Springs banking office and upgrades of existing banking offices described below, $1.6 million of capital expenditures were approved that management anticipates will be expended during 2006. Management does anticipate that requests will be made during 2006 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from operational cash flows of the Company.

Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders. The Bank anticipates the opening of a new banking office in Boiling Springs, South Carolina during the fourth quarter of 2006. In conjunction with the 2006 budgeting process, $1.3 million of capital expenditures were approved relating to the opening of this banking office. Of this total budgeted amount, management anticipates spending approximately $900 thousand on construction, $400 thousand on furniture, fixtures, and equipment, and $15 thousand on software specific to this banking office. At December 31, 2005, the Bank had entered into an agreement with an independent contractor relative to the construction of this banking office for approximately the same amount budgeted in conjunction with the 2006 budgeting process. Management does anticipate that change orders will be entered into once construction has commenced, however, it is not believed that such orders will result in construction costs materially higher than those budgeted. Additionally, an agreement has been entered into by the Company relative to vault, drive thru, security, and teller line equipment. Expense related to this agreement was budgeted within the furniture, fixtures, and equipment category discussed above.

Expansion opportunities are currently being evaluated in the market areas in which the Company serves. Additionally, the Company has plans to upgrade facilities at existing locations.

The Company has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset—Liability Committee and approved by its Board of Directors. The primary goal of the Asset—Liability Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Asset—Liability Committee considers these strategies to ultimately position the Company’s financial conditions in such a way to minimize fluctuations in income associated with interest rate risk, it also monitors the Company’s capital positions to ensure that its strategies result in adequate positions of such other measures.

The Bank’s total capital to risk-weighted assets ratio declined from 10.31% at December 31, 2004 to 10.18% at December 31, 2005 primarily due to the growth of 100% risk-weighed assets at a rate faster than that of risk-based capital. The Company’s 2006 Profit Plan projected that total loans would grow by $55.9 million during 2005, however, total loans grew by $91.9 million during this period. Risk-based capital did not experience the same percentage of growth during the period thereby negatively impacting the total capital to risk-weighted assets ratio. The Company manages its financial condition in such a way to maximize earnings potential. As a component of its asset—liability management, the Company continually explores options for adjustments to ensure such management does not prohibit the Bank from being in a well-capitalized position.

Disclosures Regarding Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. Interest rate sensitivity is managed by matching the repricing opportunities on interest-earning assets to those on interest-bearing liabilities. Management uses various asset—liability strategies to manage the repricing characteristics of assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within the Company’s guidelines of acceptable levels of risk taking.

Interest rate risk is addressed by the Company’s Asset—Liability Committee, which is comprised of certain members of senior management and a holding company board member. This committee monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The committee also manages the Company’s balance sheet, in part, to maintain the potential impact on net interest income within acceptable ranges despite changes in interest rate.

The Company’s exposure to interest rate risk is reviewed on at least a quarterly basis by the Company’s Asset—Liability Committee and Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net interest income in the event of hypothetical changes in interest rates. If potential changes to net interest income resulting from hypothetical interest rate changes are not within the Company’s guidelines, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within such guidelines. Current guidelines of the Company’s Asset—Liability Committee include maintaining the projected negative impact on the Company’s net interest income for the coming twelve month period at an amount not to exceed 20%. Management adjusts the Company’s interest rate risk exposure position primarily through decisions on the pricing, maturity, and marketing of particular deposit and loan products and through decisions regarding the structure and maturities of FHLB advances and other borrowings.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2005, 2004 and 2003, the Company had not used any derivatives to alter its interest rate risk profile. The Company’s financial instruments include loans, federal funds sold, FHLB stock, investment securities, deposits, and borrowings. At December 31, 2005, the Company’s interest-sensitive assets totaled approximately $977.7 million while interest-sensitive liabilities totaled approximately $822.5 million. At December 31, 2004, the Company’s interest-sensitive assets totaled approximately $872.3 million while interest-sensitive liabilities totaled approximately $730.4 million.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the year ended December 31, 2005 was 6.42% and 2.10%, respectively, compared to 5.85% and 1.53%, respectively, for the year ended December 31, 2004. The increase in the yield on interest-sensitive assets and the cost of interest-sensitive liabilities resulted from the rising interest rate environment.

The Company’s interest-sensitive assets and interest-sensitive liabilities estimated $998 million and $849 million, respectively, at December 31, 2005.

The Company evaluated the results of its net interest income simulation prepared as of December 31, 2005 for interest rate risk management purposes. Overall, the model results indicate that the Company’s interest rate risk sensitivity is within limits set by the Company’s guidelines and the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

Net Interest Income Simulation

In order to measure interest rate risk, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Company’s products. Many of the Company’s assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to contracted indexes. Some loans and investment securities include the opportunity of prepayment, and, accordingly, the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company’s nonterm deposit products reprice more slowly, usually changing less than the change in market rates and at the Company’s discretion.

This analysis summarizes the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes growth in the balance sheet. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company’s credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on net interest income.

As of December 31, 2005, the following table summarizes forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Adjusted net interest income	Percentage change from base	Net interest margin	Net interest margin change (in basis points)
Up 200 basis points	$47,122	(6.57)%	4.51%	(0.32)
Up 100 basis points	48,841	(3.16)	4.68	(0.15)
BASE CASE	50,434	—	4.83	—
Down 100 basis points	51,680	2.47	4.95	0.12
Down 200 basis points	51,257	1.63	4.91	0.08

The simulation results as of December 31, 2005 indicate the Company’s interest rate risk position was liability sensitive as the simulated impact of an downward movement in interest rates of 100 basis points would result in a 2.47% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 3.16% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 12 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 15 basis point decrease in net interest margin. The projected negative impact on the Company’s net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset—Liability Committee’s policy.

Liquidity

General

The term liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its operating needs. Management determines the desired level of liquidity for the Company in conjunction with the Company’s Asset-Liability Committee. The level of liquidity is based on management’s strategy for the Company, commitments to make loans, and the Committee’s assessment of the Company’s ability to generate funds.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities and meet the demands of its customers. In this process, the Company focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs.

The Company’s liquidity is impacted by its ability to attract and retain deposit accounts, activity within and sales from its investment securities and loan portfolios, alternative sources of funds, and current earnings. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company’s reputation in the communities served. The Company’s deposit base is diversified with no one deposit or type of customer accounting for a significant portion of the portfolio. As such, the Company does not expect that withdrawals will fluctuate significantly from historical levels in the near term. The loan portfolio of the Company is a source of liquidity through maturities and repayments by borrowers. Loan demand has been constant, and loan originations can be controlled through pricing decisions. The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities. Approximately 83% of the investment securities portfolio was pledged to secure public deposits as of December 31, 2005 as compared with 65% at December 31, 2004.

Each of the Company’s sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, additional funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2005, the Company had additional funding sources totaling of $39 million that were accessible at the Company’s option.

FHLB borrowings are an alternative to other funding sources with similar maturities. At December 31, 2005, of its approximately $173 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $39.9 million in both short-term and long-term borrowings.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings for further discussion regarding the Company’s borrowings, Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to FHLB borrowings, and Item 8. Financial Statements and Supplementary Data, Note 10 and Note 11 also contained herein for further discussion regarding the Company’s borrowings.

See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Cash Flow contained herein to review factors that impacted liquidity during the years presented.

The following table summarizes the Company’s long-term debt obligations and real property operating lease obligations at December 31, 2005 (in thousands). This table excludes other obligations that the Company may have, such as pension obligations as discussed in See Item 8. Financial Statements and Supplementary Data, Note 13 contained herein.

	Contractual Obligations Payments Due by Period December 31, 2005
	Within one year	Over one to two years	Over two to three years	Over three to five years	Over five years	Total
FHLB borrowings—long-term	$13,000	10,000	—	—	—	23,000
Real property operating leases	709	622	471	428	110	2,340

Total future contractual obligations	$13,709	10,622	471	428	110	25,340

Borrowings

The Company utilizes both short-term and long-term borrowing to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Retail repurchase agreements, commercial paper, federal funds purchased, and FHLB borrowings serve as the Company’s primary sources of such funds. Typically, the Company’s retail repurchase agreements, commercial paper, federal funds purchased, and short-term FHLB borrowings represent overnight borrowings that typically mature daily. As such, these borrowings are not included in the contractual obligations table previously presented.

Of the $30.0 million in long-term FHLB borrowings outstanding at December 31, 2004, $7.0 million matured during June 2005 leaving a remaining balance of $23.0 million in long-term borrowings with the FHLB at December 31, 2005. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings for further discussion regarding the Company’s long-tem borrowings, Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to FHLB borrowings, and Item 8. Financial Statements and Supplementary Data, Note 10 also contained herein for further discussion regarding the Company’s FHLB borrowings.

Lease Agreements

Obligations under noncancelable real property operating lease agreements are payable over several years with the longest obligation expiring in 2029. Management does not feel that any existing noncancelable operating lease agreements are likely to materially impact the Company’s financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table above. Option periods that the Company has not yet exercised are not included in this analysis as they do not represent contractual obligations of the Company until exercised. See Item 2. Properties and Item 8. Financial Statements and Supplementary Data, Note 15 both contained herein for further discussion regarding the Company’s real property lease agreements.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s financial condition or results of operations. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, costs beyond 2006 cannot be reasonably estimated at this time.

Capital Expenditures

Although the Company expects to make capital expenditures in years subsequent to 2006, such requests and resulting approvals are reviewed by management on an annual basis. As such, the Company does not have a current estimate of capital expenditures that it will make subsequent to 2006. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Resources for further discussion regarding capital expenditures approved in the Company’s 2006 budgeting process.

Lending Commitments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Item 8. Financial Statements and Supplementary Data, Note 15 and Note 16 all contained herein for further discussion regarding the potential impact the Company’s lending commitments could have on liquidity at December 31, 2005.

Palmetto Bancshares

The holding company conducts its business through its banking subsidiary by offering commercial paper as an alternative investment tool for its commercial customers (master note program). Commercial paper is only issued in conjunction with the automated sweep account customer agreement on deposit accounts at the Bank level. At December 31, 2005, the holding company had $17.9 million in commercial paper with a weighted average rate paid during the year of 2.33%, as compared to $17.1 million at December 31, 2004 with a weighted average paid during the year of 0.75%, and $16.2 million at December 31, 2003 with a weighted average rate paid during the year of 0.61%.

Potential sources of the holding company’s payment for periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At December 31, 2005, the holding company had cash reserves of $875 thousand compared with $494 thousand at December 31, 2004. The increase between the two periods resulted primarily from the receipt of funds in conjunction with stock option transactions during fiscal year 2005.

Although the holding company engaged in a stock purchase during 2003, the Company does not have an active, open market stock purchase program. The Company may make additional purchases of shares from time to time in the open market or in private transactions as such opportunities arise, however, as these transactions would be individual in nature, such future transactions cannot be estimated. The Company executed no stock purchases in either fiscal years 2004 or 2005.

Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered undercapitalized as that term is defined in applicable regulations. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Such restrictions have not had and are not expected to have an impact on the ability of the holding company to meet its cash obligations.

See Item 1. Business—Dividends, Item 5. Market For Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

Off-Balance Sheet Arrangements

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve elements of credit, interest rate, and liquidity risk.

The Company’s off-balance sheet arrangements principally include lending commitments, guarantees, and derivatives.

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

The following table summarizes the Company’s contractual commitments to extend credit at December 31, 2005 (in thousands).

Home equity loans	$43,514
Credit cards	44,644
Commercial real estate development	55,350
Other unused lines of credit	54,269

Total lending commitments	$197,777

See Item 8. Financial Statements and Supplementary Data, Note 15 contained herein for further discussion regarding the Company’s lending commitments.

Guarantees

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are often not collateralized. The Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approval. The Company applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Commitments under standby letters of credit are usually for one year or less. At December 31, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 was $2.2 million. Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market value of such guarantees was material at December 31, 2005.

See Item 8. Financial Statements and Supplementary Data, Note 15 contained herein for further discussion regarding the Company’s guarantees.

Other Off-Balance Sheet Arrangements

At December 31, 2005, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

Derivatives and Hedging Activities

Derivative transactions may be used by the Company to manage its interest rate sensitivity risks. The Company recognizes any derivatives as either assets or liabilities on the Consolidated Balance Sheets and reports these instruments at fair market value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Derivative instruments expose the Company to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the fair market value gain in a derivative. Credit risk is created when the fair market value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair market value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. Credit risk in derivative instruments can be minimized by entering into transactions with high quality counterparties as evaluated by management. Market risk is the adverse impact on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. By establishing and monitoring limits as to the types and degrees of risk that is undertaken, the Company can manage market risk associated with interest rate contracts.

At December 31, 2005, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

The Company originates certain residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of loans.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $4.0 million at December 31, 2005. The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at December 31, 2005.

Commitments to extend credit are agreements to lend to borrowers absent any violation of the conditions established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of commitments are funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower. Collateral held consists of residential properties.

In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” nonrefundable fees and certain direct costs associated with the origination of loans held for sale are deferred and recognized as a yield adjustment until such time that the loan is sold.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to the Company’s derivative instruments and Item 8. Financial Statements and Supplementary Data, Note 16 contained herein for further discussion regarding the Company’s derivative instruments.

Earnings Review

Overview

Net income for the year ended December 31, 2005 totaled $13.8 million, up 13.8% compared with $12.1 million for the year ended December 31, 2004. Net income per diluted common share for the year ended December 31, 2005 was $2.15, a $0.25 increase over $1.90 per diluted common share for the year ended December 31, 2004. Net income per basic common share for the year ended December 31, 2005 was $2.18, a $0.25 increase over $1.93 per basic common share for the year ended December 31, 2004.

Average common shares outstanding on a diluted basis were 6.4 million for the years ended December 31, 2005 and 2004. Average common shares outstanding on a basic basis were 6.3 million for the same years.

Net interest margin for the year ended December 31, 2005 was 4.65% compared with 4.57% and 4.85% for the years ended December 31, 2004 and 2003, respectively. Average interest-earning assets increased $105.4 million, or 12.1% during fiscal year 2005.

Earnings resulted in a return on average shareholders’ equity of 16.06%, 15.82% and 15.40% for the years ended December 31, 2005, 2004, and 2003, respectively. Return on average assets was 1.32%, 1.30%, and 1.27% for the same periods.

Net Interest Income

Net interest income is the difference between interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of earnings for the Company. The net interest margin measures how effectively the Company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

Net interest income for the year ended December 31, 2005 increased $5.7 million, or 14.2%, to $45.5 million from $39.9 million for the year ended December 31, 2004. During fiscal year 2005, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 57 basis points to 6.42% for the year ended December 31, 2005 from 5.85% for the year ended December 31, 2004. The average cost of interest-bearing liabilities also increased 57 basis points to 2.10% for the year ended December 31, 2005 from 1.53% for the year ended December 31, 2004. Net interest income for the year ended December 31, 2003 was $38.7 million, and the net yield on interest-earning assets was 6.21%. The net cost of interest-bearing liabilities was 1.64% for the year ended December 31, 2003. Average interest-earning assets increased $105.4 million in fiscal year 2005, primarily within the loan portfolio, while interest-bearing liabilities increased $92.1 million. Management believes that the increase in the Company’s net interest margin from the year ended December 31, 2004 to the year ended December 31, 2005 was due primarily to loan growth.

The following table summarizes the Company’s average balance sheets and net interest income analysis for the years indicated (dollars in thousands). It also presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The impact of the combination of rate and volume change has been divided equally between the rate change and volume change. The Company’s yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities.

	2005					2004					2003
	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change	Average balance	Income/ expense	Yield/ rate	Volume change	Rate change	Average balance	Income/ Expense	Yield/ rate	Volume change	Rate change
ASSETS
Interest-earnings assets
Federal funds sold	$6,398	$223	3.49%	$51	$123	$4,206	$49	1.17%	$(98)	$7	$12,873	$140	1.09%	$(195)	$(105)
FHLB stock and deposits	5,219	193	3.70%	83	26	2,763	84	3.04%	17	(5)	2,234	72	3.22%	6	(29)
Nontaxable investment securities (1)	61,214	2,263	3.70%	(100)	(9)	63,920	2,372	3.71%	929	(229)	40,280	1,672	4.15%	(74)	(185)
Taxable investment securities (1)	71,495	2,724	3.81%	20	408	70,934	2,296	3.24%	(71)	476	73,368	1,891	2.58%	462	(672)
Loans, net of unearned (2) (3)	833,353	57,380	6.89%	6,800	4,352	730,430	46,228	6.33%	3,933	(3,593)	670,707	45,888	6.84%	6,166	(5,368)

Total interest-earning assets	977,679	62,783	6.42%	6,854	4,900	872,253	51,029	5.85%	4,710	(3,344)	799,462	49,663	6.21%	6,365	(6,359)

Noninterest-earning assets
Cash and due from banks	31,943					26,163					27,249
Allowance for loan losses	(8,012)					(7,830)					(7,044)
Premises and equipment, net	22,498					22,190					20,360
Accrued interest receivable	4,543					3,920					4,065
Other assets	15,246					15,976					11,721

Total noninterest-earning assets	66,218					60,419					56,351

Total assets	$1,043,897					$932,672					$855,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$309,871	$3,239	1.05%	$322	$1,932	$264,505	$985	0.37%	$71	$(177)	$247,148	$1,091	0.44%	$109	$(691)
Savings deposit accounts	48,158	143	0.30%	5	5	46,511	133	0.29%	15	(25)	41,662	143	0.34%	21	(127)
Time deposit accounts	367,918	11,010	2.99%	384	1,555	354,095	9,071	2.56%	311	(708)	342,422	9,468	2.77%	1,230	(2,057)

Total interest-bearing deposits	725,947	14,392	1.98%	711	3,492	665,111	10,189	1.53%	397	(910)	631,232	10,702	1.70%	1,360	(2,875)

Retail repurchase agreements	20,690	493	2.38%	7	363	20,215	123	0.61%	24	20	15,854	79	0.50%	(15)	(74)
Investment securities repurchase agreements	—	—	0.00%	(16)	(16)	2,508	32	1.28%	16	16	—	—	0.00%	—	—
Commercial paper	18,833	439	2.33%	37	278	16,447	124	0.75%	(9)	25	17,734	108	0.61%	21	(60)
Federal funds purchased	4,098	111	2.71%	(11)	52	4,643	70	1.51%	28	8	2,657	34	1.28%	61	(28)
FHLB borrowings—short term	26,745	960	3.59%	617	239	4,990	104	2.08%	52	52	—	—	0.00%	—	—
FHLB borrowings—long term	26,145	884	3.38%	320	29	16,475	535	3.25%	267	268	—	—	0.00%	—	—

Total interest-bearing liabilities	822,458	17,279	2.10%	1,665	4,437	730,389	11,177	1.53%	775	(521)	667,477	10,923	1.64%	1,427	(3,037)

Noninterest-bearing liabilities
Noninterest-bearing deposits	130,165					121,291					113,265
Other noninterest-bearing liabilities	5,484					4,426					4,326

Total noninterest-bearing liabilities	135,649					125,717					117,591

Total liabilities	958,107					856,106					785,068

Shareholders’ equity	85,790					76,566					70,745

Total liabilities and shareholders’ equity	$1,043,897					$932,672					$855,813

NET INTEREST INCOME		$45,504		$5,189	$463		$39,852		$3,935	$(2,823)		$38,740		$4,938	$(3,322)

NET INTEREST MARGIN			4.65%					4.57%					4.85%

(1)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities. Interest income on applicable investment securities has not been adjusted to the tax-equivalent basis.
(2)	Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis.
(3)	Calculated using loans including mortgage loans held for sale

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company’s Allowance model. The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged-offs, recoveries, and other factors that impact management’s assessment of the adequacy of the Allowance. Management’s objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio. Additions to the Allowance are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in management’s judgment, deserve consideration in estimating loan losses. The provision for loan losses was $2.4 million, $2.2 million, and $3.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Allowance at December 31, 2005, 2004, and 2003 was $8.4 million, $7.6 million, and $7.5 million, respectively and represented 0.97% of loans less mortgage loans held for sale and unearned at December 31, 2005, 0.99% at December 31, 2004, and 1.08% at December, 31, 2003.

The change in the provision for loan losses from fiscal year 2004 to fiscal year 2005 was impacted by several factors, including, but not limited to, levels of loans charged-off, nonperforming assets, classified assets, and loan portfolio growth as well as management’s assessment of current economic conditions.

Net loans charged-off improved during fiscal year 2005 when compared with fiscal year 2004 from $2.0 million, or 0.27% of average loans excluding mortgage loans held for sale and unearned amounts to $1.6 million, or 0.19% of average loans excluding mortgage loans held for sale and unearned amounts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses contained herein for further discussion regarding net loans charged-off during the periods noted.

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio, although nonperforming assets and classified assets increased from December 31, 2004 to December 31, 2005, management believes that the increases were attributed to isolated loan conditions rather than credit deterioration within the loan portfolio. When considering key performance indicators without these two loan relationships, the balances of both nonperforming and classified assets remained relatively unchanged from December 31, 2004 to December 31, 2005. After adjusting the December 31, 2005 results for these two loan relationships, classified assets declined $1.1 million at December 31, 2005 from December 31, 2004, and nonperforming assets declined $162 thousand over the same periods. As a percentage of loans, both nonperforming and classified assets improved at December 31, 2005 over December 31, 2004 excluding these two loan relationships.

Offsetting these factors that resulted in a charge to earnings in order to maintain the Allowance at an adequate level was loan growth, excluding mortgage loans held for sale, totaling $92.9 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Portfolio contained herein for further discussion regarding the growth in the loan portfolio during fiscal year 2005.

Provision for loan losses declined in fiscal year 2004 from fiscal year 2003. The decrease in the provision for loan losses from fiscal year 2003 to fiscal year 2004 resulted primarily from decreases in net loans charged-off, nonperforming assets, and classified assets. Net loans charged-off in fiscal year 2004 totaled $2.0 million, or 0.27% of average loans excluding mortgage loans held for sale and unearned amounts, compared with $2.5 million in fiscal year 2003, or 0.38% of average loans excluding mortgage loans held for sale and unearned amounts. Nonperforming loans declined from $3.8 million at December 31, 2003 to $2.3 million at December 31, 2004. Classified assets declined from $17.6 million at December 31, 2003 to $15.4 million at December 31, 2004. These factors were offset slightly by the impact of the growth of the loan portfolio over the periods.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio and Allowance for Loan Losses and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 4 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2005 increased $553 thousand, or 3.6%, to $15.7 million from $15.2 million in the year ended December 31, 2004. Noninterest income for the year ended December 31, 2003 was $15.4 million.

Fluctuations in noninterest income during the year ended December 31, 2005 over the year ended 2004 included decreases in service changes on deposit accounts and fees for trust and brokerage accounts offset by increases in mortgage-banking income and other noninterest income. Investment securities gains remained relatively unchanged from the year ended December 31, 2004 to the year ended December 31, 2005.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 52.5% of noninterest income during fiscal year 2005 compared with 56.7% of noninterest income during fiscal year 2004. Service charges on deposit accounts decreased $340 thousand, or 4.0% when comparing the same periods. Management believes that the decline in service charges on deposit accounts is primarily related to nonsufficient funds and overdraft service charge declines due to an increase in alternative transaction methods such as debit cards. This increased use of debit cards has decreased the Company’s service charge opportunities, since the merchant typically declines transactions that would otherwise result in overdrafts. The Company periodically monitors competitive fee schedules and examines alternative opportunities to ensure that the Company realizes the maximum contribution to earnings from this area.

At December 31, 2005, assets under Palmetto Capital’s management totaled $151.2 million as compared with the assets under management at December 31, 2004 of $145.4 million. At December 31, 2005, assets under the trust department’s management totaled $281.2 million as compared with the assets under management at December 31, 2004 of $263.8 million. Fees for trust and brokerage services declined slightly from fiscal year 2004 to fiscal year 2005 primarily as a result of declines in market value due to equity returns.

The Company sells most of its residential mortgage loans it originates in the secondary market with servicing rights retained. Mortgage-banking income increased $495 thousand, or 63.8%, during fiscal year 2005 over fiscal year 2004. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the years ended December 31,
	2005	2004	2003
Mortgage-servicing fees	$716	675	650
Gain on sale of loans	968	616	1,282
Mortgage-servicing right amortization, impairment, and recoveries	(620)	(700)	(1,030)
Processing fees	99	98	285
Other mortgage-banking income	108	87	2

Total mortgage-banking income	$1,271	776	1,189

The increase in mortgage-banking income during fiscal year 2005 over fiscal year 2004 was primarily due to increased sales over the periods noted resulting in higher gains on sales of mortgage loans and, generally, higher mortgage-servicing fees. Residential mortgage loan originations in fiscal year 2005 were offset by maturities, prepayments, and loan sales. See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows contained herein for further discussion regarding how such activities impacted mortgage-banking income during the three year period ended December 31, 2005.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company’s retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio. These transactions, as well as increases in mortgage loan sales in the normal course of business during the period, contributed to increased gains on sale of loans. The increase in mortgage-servicing fees can be attributed to the increase in mortgage loans serviced for others over the periods noted. At December 31, 2005, the servicing portfolio for loans sold had an aggregate principal balance of $304.2 million, up from $265.7 million at December 31, 2004. Adding to these increases in mortgage-banking income was a decline in the amortization, impairment, and recoveries within the mortgage-servicing right portfolio. As interest rates continued to rise during fiscal year 2005, refinancing activity continued to slow. As such, the component of mortgage-servicing right amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) slowed as well.

Management anticipates that the volume of loan sales in 2006 will be relatively consistent with the level of sales during fiscal year 2005 after adjusting for the securitization and sale transactions during June 2005. The Company estimates the amortization of its mortgage-servicing right portfolio recorded at December 31, 2005 will approximate $628 thousand during fiscal year 2006.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its general loan portfolio, mortgage-servicing right portfolio, and loan securitization transactions.

Other noninterest income also increased during the year ended December 31, 2005 over the same period of 2004. This increase resulted from fluctuations in several accounts that in the aggregate resulted in an increase of $529 thousand. The increase in noninterest income can be attributed primarily to consumers continuing to embrace an expanding array of payment choices. The 2005 / 2006 Study of Consumer Payment Preferences found that each month consumers make 58 individual payment choices, whether by buying things in stores, over the Internet, or paying bills, and increasingly, the payment method such consumers choose is an electronic one. As such, the Company has seen an increase in fees related to such electronic payments.

Noninterest income for the year ended December 31, 2004 decreased $255 thousand, or 1.7%, to $15.2 million from $15.4 million for the year ended December 31, 2003. Contributing to this decline were decreases in mortgage-banking income and investment securities gains offset by an increase in fees for trust and brokerage services. Service charges on deposit accounts remained relatively unchanged from the year ended December 31, 2003 to the year ended December 31, 2004.

At December 31, 2004, assets under Palmetto Capital’s management totaled $145.4 million as compared with the assets under management at December 31, 2003 of $117.3 million. At December 31, 2004, assets under the trust department’s management totaled $263.8 million as compared with the assets under management at December 31, 2003 of $256.1 million. The increase in fees earned during fiscal year 2004 over those earned in fiscal year 2003 correlate to the level of assets under management. Levels of assets under management are a function of the flow of money into and out of the fund, as well as the change in market valuation.

At December 31, 2004, the mortgage-servicing right portfolio for loans sold had an aggregate principal balance of $265.7 million, down from $269.9 million at December 31, 2003. The mortgage-servicing right portfolio remained relatively unchanged over these periods due to prepayments of loans from increased refinancing activities resulting primarily from lower rates nearly offsetting new originations. As such, for the year ended December 31, 2004 compared with the year ended December 31, 2003, mortgage-servicing fees remained relatively unchanged. Amortization and impairment of the mortgage-servicing right portfolio was at higher than historical levels during fiscal year 2003 mainly as a result of higher loan prepayment speeds. As these prepayment speeds began to slow in fiscal year 2004, a reduction was seen in mortgage-servicing right amortization. The increased gains on loan sales during the year ended December 31, 2003 was attributable to increased originations and sales of residential mortgage loans as a result of historically low interest rates over the 36-month period ended December 31, 2003.

The primary objective of the Company’s management of its investment securities portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. In order to achieve this objective, the mix of securities within the portfolio shifted during fiscal year 2004 resulting in a limited amount of investment securities gains available to be realized. In addition, the initiative to restructure the portfolio during that year resulted in the Company realizing losses on select securities sold to properly align the mix of securities in the portfolio.

Other noninterest income increased $104 thousand during fiscal year 2004 over fiscal year 2003. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Noninterest Expense

In the competitive financial services industry, management recognizes the importance of controlling noninterest expense to maintain and improve profitability. Management also recognizes that there are operational costs that continue to increase as a result of the present operating climate for regulated financial institutions. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems, and sophisticated marketing efforts.

Noninterest expense for the year ended December 31, 2005 increased $2.9 million, or 8.3%, to $38.1 million from $35.2 million in the year ended December 31, 2004. Noninterest expense for the year ended December 31, 2003 totaled $34.7 million. The primary contributor to the increase from fiscal year 2004 to fiscal year 2005 was the increase in salaries and other personnel expense of $2.2 million, or 11.3%.

Comprising 57.5% of noninterest expense during fiscal year 2005 and 55.9% of noninterest expense during fiscal year 2004, salaries and other personnel expense increased by $2.2 million to $21.9 million in fiscal year 2005 from $19.7 million in fiscal year 2004. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers as well as increases in expense associated with the Company’s Officer Incentive Compensation Plan and the addition of new officer positions including those positions created with regard to the opening of the new Easley banking office during the third quarter of 2005.

Several factors attributed to the increases in net both occupancy and furniture and equipment expense during fiscal year 2005 over fiscal year 2004 totaling $244 thousand and $147 thousand, respectively. One factor attributing to the increase was the move of the Bank’s East Blackstock Road banking office in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina during the fourth quarter of 2005. Also contributing to these increases was the completion of the building of the Easley banking office during 2005 resulting in increased expense, including, but not limited to, depreciation. Additionally, in conjunction with the Emerging Issues Task Force’s (“EITF”) issuance of EITF 05-06, “Determining the Amortization Period for Leasehold Improvements” during June 2005, the Company reevaluated its leasehold improvements to ensure useful lives were limited to lease terms including renewals that are deemed to be reasonably assured. This evaluation resulted in additional depreciation expense with regard to leasehold improvements during fiscal year 2005. See Item 8. Financial Statements and Supplementary Data, Note 5 contained herein for further discussion regarding depreciation of the Company’s premises and equipment.

Other noninterest expense increased $212 thousand during fiscal year 2005 over fiscal year 2004. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Contributing to the increase in noninterest expense for the year ended December 31, 2004 over December 31, 2003 was an increase in marketing and advertising, professional services, and other noninterest expense partially offset by declines in salaries and personnel and postage and supplies expense.

Comprising 55.9% of noninterest expense in fiscal year 2004 and 57.6% of noninterest expense in fiscal year 2003, salaries and other personnel expense decreased to $19.7 million in fiscal year 2004 from $20.0 million in fiscal year 2003. The majority of the decrease in salaries and other personnel expense from fiscal year 2003 to fiscal year 2004 was due to reduced expense related to the Company’s pension plan offset slightly by increased medical insurance costs. During 2003, while reviewing the Company’s accounting procedures related to its defined benefit pension plan, management realized that the accounting treatment was not in accordance with SFAS No. 87. SFAS No. 87 requires the recognition of compensation cost of an employee’s pension benefits (including prior service cost) over that employee’s approximate service period. However, the Company had been recognizing such expense on a one year lag. In order to properly account for this plan under SFAS No. 87, the Company changed its process for the recognition of such expense in 2003 thus resulting in the recognition of additional expense. Prior periods were not restated since amounts relating to such periods were determined to be immaterial to the Consolidated Financial Statements as a whole for applicable periods. Expense related to the Company’s pension plan for the year ended December 31, 2005 were in accordance with the provisions of SFAS No. 87. See Item 8. Financial Statements and Supplementary Data, Note 13 contained herein for further discussion regarding the Company’s defined benefit pension plan. The employee and officer salaries component of salaries and other personnel expense remained relatively unchanged from fiscal year 2003 to fiscal year 2004 due to decreases in volume related commissions almost offset by annual merit raises during the year ended December 31, 2004.

Marketing and advertising expense increased $182 thousand, or 19.9% from the year ended December 31, 2003 to the year ended December 31, 2004. The majority of the increase in marketing and advertising expense occurred in conjunction with promotions offered during fiscal year 2004.

Postage and supplies expense declined $196 thousand, or 13.8% from fiscal year 2003 to fiscal year 2004. During 2003, supply inventories were evaluated, and obsolete items were written-off. These write-offs totaled approximately $100 thousand. After adjusting for this write-off, postage and supplies expense between the years declined primarily due to more aggressive expense management.

Professional services expense totaled $882 thousand for the year ended December 31, 2004 up from $533 thousand for the year ended December 31, 2003. Several factors contributed to the increase in professional services expense from fiscal year 2003 to fiscal year 2004. An overall factor contributing to the increase in professional services expense related to the Company’s costs incurred to comply with the Sarbanes-Oxley Act of 2002 and other recently issued regulatory pronouncements. Also impacting the increase in professional services expense over the periods noted was an increase in legal expense relating to the loan portfolio as well as increased expenses related to the Company’s no closing costs promotional offering for loans in the Bank’s prime access portfolio. The remainder of the increase in professional services expense was the result of costs incurred by the Company to defend itself against litigation brought about in the normal course of its operations.

Other noninterest expense increased $308 thousand during fiscal year 2004 over fiscal year 2003. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

The Company’s efficiency ratio was 62.23% in fiscal year 2005, 63.96% in fiscal year 2004, and 64.00% in fiscal year 2003. Management continues to target lower expense ratios as an important strategic goal of the Company and focuses on the efficiency ratio key performance indicator. The Company’s trust and brokerage functions provide higher levels of noninterest income, however, such functions typically have higher efficiency ratios than traditional banking operations. As the Company continues to focus on such nontraditional banking operations, it will also continue to manage the efficiency of traditional banking operations as technology and changes in the method of product distribution allow for more efficient operations.

Provision for Income Taxes

Income tax expense totaled $6.9 million for the year ended December 31, 2005, compared with $5.6 million for the year ended December 31, 2004, and $5.0 million for the year ended December 31, 2003. The Company’s effective tax rate was 33.5% in 2005 and 31.5% in both 2004 and 2003. The increase in the effective tax rate in

2005 was primarily due to an increase between taxable income and net income before income taxes presented in the Company’s Consolidated Statements of Income. The effective tax rate in future periods is expected to range from 32% to 36%.

Accounting and Reporting Matters

In April 2004, the Financial Accounting Standards Board’s (the “FASB”) EITF issued a consensus, EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This EITF addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003. The recognition and measurement guidance in paragraphs 6-20 was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004 but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”). In July 2005, the FASB issued FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This final guidance eliminated paragraphs 10-18 of EITF 03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact of the adoption of FSP 115-1 and 124-1 and has concluded that the adoption will not have a material impact on the Company’s financial position and results of operations upon adoption.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions,” which was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. The guidance was effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company’s adoption of SFAS No. 152 did not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Bulletin (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, be based on the recorded amount of the asset relinquished. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement were required to be applied prospectively. The Company’s adoption of SFAS No. 153 did not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow impacts resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006 and has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will result in additional pretax charges to earnings of approximately $91 thousand in 2006 based on unvested options at December 31, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and / or method of settlement. Thus, the timing and / or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and / or through the normal operation of the asset. Uncertainty about the timing and / or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The FASB required that FIN No. 47 be adopted no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN No. 47 did not have a material impact on the Company’s financial position and results of operations.

In April 2005, the SEC’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB No. 107 provides interpretive guidance relating to the interaction between SFAS No. 123(R) and certain SEC rules and regulations as well as staff views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminded public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. The FASB required that SFAS No. 154 be applied to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF issued EITF 05-06. EITF 05-06 requires that with regard to operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-06 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The FASB required that EITF 05-06 be applied to leasehold improvements purchased or acquired in reporting periods beginning after June 28, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FSP 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires the recognition of rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense. The FASB required that FSP 13-1 be applied in reporting periods beginning after December 15, 2005. The transition provisions of FSP 13-1 permit early adoption and retrospective application of the guidance.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” This FSP concluded that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and, therefore, may result in a concentration of credit risk as that term is used in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including information about the (shared) activity, region, or economic characteristic that identifies the concentration. Possible shared characteristics on which significant concentrations may be determined include, but are not limited to, borrowers subject to significant payment increases, loans with terms that permit negative amortization, and loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. Such disclosures are required to be applied for interim and annual periods ending after the date the FSP was posted to the FASB website (December 19, 2005). The Company adopted this disclosure standard as has included the required disclosures in this Annual Report on Form 10-K for the year ended December 31, 2005.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company’s business or are not expected to have a material impact on the Company’s financial condition or the results of operations upon adoption.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures Regarding Market Risk contained herein for further discussion regarding the Company’s quantitative and qualitative disclosure about market risk.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2005.

Elliott Davis, LLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Their report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Annual Report on Form 10-K. Elliott Davis, LLC’s audit on management’s assessment of the effectiveness of the Company’s internal control over financial reporting was performed in accordance with standards of the Public Company Accounting Oversight Board (United States).

L. Leon Patterson	Paul W. Stringer
Chairman and Chief Executive Officer	President and Chief Operating Officer
(Chief Accounting Officer)

Dated: February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Palmetto Bancshares, Inc. and Subsidiary

Laurens, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Palmetto Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Palmetto Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Palmetto Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Greenville, South Carolina

February 3, 2006

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except common and per share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents
Cash and due from banks	$37,789	32,055
Federal funds sold	187	1,390

Total cash and cash equivalents	37,976	33,445

Federal Home Loan Bank (“FHLB”) stock, at cost	3,786	3,866
Investment securities available for sale, at fair market value	125,988	143,733
Mortgage loans held for sale	4,821	5,854

Loans	866,181	773,254
Less allowance for loan losses	(8,431)	(7,619)

Loans, net	857,750	765,635

Premises and equipment, net	22,676	22,141
Accrued interest receivable	5,226	4,285
Other assets	16,792	14,143

Total assets	$1,075,015	993,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$131,157	124,489
Interest-bearing	772,226	702,958

Total deposits	903,383	827,447

Retail repurchase agreements	16,728	16,397
Commercial paper (Master notes)	17,915	17,051
Federal funds purchased	1,000	—
FHLB borrowings	39,900	46,000
Other liabilities	7,148	5,445

Total liabilities	986,074	912,340

Commitments and contingencies (Note 15)

Shareholders’ Equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,331,335 and 6,297,285 at December 31, 2005 and 2004, respectively.	31,656	31,486
Capital surplus	659	448
Retained earnings	57,532	47,923
Accumulated other comprehensive income (loss), net of tax	(906)	905

Total shareholders’ equity	88,941	80,762

Total liabilities and shareholders’ equity	$1,075,015	993,102

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except common and per share data)

	For the years ended December 31,
	2005	2004	2003
Interest income
Interest and fees on loans	$57,380	46,228	45,888
Interest and dividends on investment securities available for sale
U.S. Government agencies	834	291	1,067
State and municipal	2,263	2,372	1,672
Mortgage-backed	1,890	2,005	824
Interest on federal funds sold	223	49	140
Dividends on FHLB stock	193	84	72

Total interest income	62,783	51,029	49,663
Interest expense
Interest on deposits, including retail repurchase agreements	14,885	10,312	10,781
Interest on securities sold under agreements to repurchase and reverse repurchase agreements	—	32	—
Interest on federal funds purchased	111	70	34
Interest on FHLB borrowings	1,844	639	—
Interest on commercial paper (Master notes)	439	124	108

Total interest expense	17,279	11,177	10,923

Net interest income	45,504	39,852	38,740
Provision for loan losses	2,400	2,150	3,600

Net interest income after provision for loan losses	43,104	37,702	35,140

Noninterest income
Service charges on deposit accounts	8,253	8,593	8,568
Fees for trust and brokerage services	2,856	2,979	2,674
Mortgage-banking income	1,271	776	1,189
Investment securities gains	82	90	366
Other	3,257	2,728	2,624

Total noninterest income	15,719	15,166	15,421

Noninterest expense
Salaries and other personnel	21,890	19,666	19,953
Net occupancy	2,604	2,360	2,315
Furniture and equipment	3,669	3,522	3,416
Marketing and advertising	1,139	1,097	915
Postage and supplies	1,303	1,223	1,419
Telephone	724	743	725
Professional services	865	882	533
Other	5,907	5,695	5,387

Total noninterest expense	38,101	35,188	34,663

Net income before provision for income taxes	20,722	17,680	15,898
Provision for income taxes	6,942	5,569	5,005

Net income	$13,780	12,111	10,893

Common Share Data
Net Income—basic	$2.18	1.93	1.73
Net Income—diluted	2.15	1.90	1.70
Cash dividends	0.66	0.58	0.51
Book value	14.05	12.82	11.49
Weighted average common shares outstanding—basic	6,317,110	6,272,594	6,301,024
Weighted average common shares outstanding—diluted	6,417,358	6,378,787	6,395,170

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(dollars in thousands, except common share data)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2002	6,324,659	$31,623	$50	$34,173	$1,675	$67,521
Net income				10,893		10,893
Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during period, net of tax effect of $583					(931)
Less: reclassification adjustment included in net income, net of tax effect of $141					225
Net unrealized losses on securities						(706)

Comprehensive income						10,187
Cash dividend declared and paid ($0.51 per share)				(3,212)		(3,212)
Stock option activity	38,551	193	200			393
Stock purchase	(100,000)	(500)		(2,400)		(2,900)

Balance at December 31, 2003	6,263,210	31,316	250	39,454	969	71,989

Net income				12,111		12,111
Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during period, net of tax effect of $74					(119)
Less: reclassification adjustment included in net income, net of tax effect of $35					55
Net unrealized losses on securities						(64)

Comprehensive income						12,047
Cash dividend declared and paid ($0.58 per share)				(3,642)		(3,642)
Stock option activity	34,075	170	198			368

Balance at December 31, 2004	6,297,285	31,486	448	47,923	905	80,762

Net income				13,780		13,780
Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during period, net of tax effect of $1,165					(1,861)
Less: reclassification adjustment included in net income, net of tax effect of $32					50
Net unrealized losses on securities						(1,811)

Comprehensive income						11,969
Cash dividend declared and paid ($0.66 per share)				(4,171)		(4,171)
Stock option activity	34,050	170	211			381

Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$13,780	12,111	10,893
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,240	3,828	4,554
Investment securities gains	(82)	(90)	(366)
Provision for loan losses	2,400	2,150	3,600
Origination of loans held for sale	(71,500)	(40,783)	(119,758)
Proceeds from sale of loans held for sale	73,501	41,944	126,492
Gain on sale of loans	(968)	(616)	(1,282)
Provision for deferred taxes	758	394	513
Change in accrued interest receivable	(941)	(202)	63
Change in other assets, net	(2,317)	3,567	1,980
Change in other liabilities, net	2,079	(1,556)	(3,936)

Net cash provided by operating activities	19,950	20,747	22,753
Cash flows from investing activities
Purchase of investment securities available for sale	(81,048)	(67,128)	(93,894)
Proceeds from maturities of investment securities available for sale	4,320	4,885	12,450
Proceeds from sales of investment securities available for sale	74,497	19,387	32,148
Proceeds from calls of investment securities available for sale	2,052	2,378	1,302
Principal paydowns on mortgage-backed securities available for sale	14,587	24,548	31,875
Redemption (purchase) of FHLB stock	80	(1,998)	(135)
Net increase in loans outstanding	(95,611)	(84,503)	(71,615)
Purchases of premises and equipment, net	(2,537)	(2,288)	(3,801)

Net cash used in investing activities	(83,660)	(104,719)	(91,670)
Cash flows from financing activities
Net increase in deposit accounts	75,936	55,699	49,757
Net increase in securities sold under agreements to repurchase	331	2,872	694
Net increase in commercial paper	864	881	1,331
Net increase (decrease) in federal funds purchased	1,000	(18,000)	18,000
Net increase (decrease) in FHLB borrowings	(6,100)	46,000	—
Stock purchase	—	—	(2,900)
Proceeds from stock option activity	381	368	393
Dividends paid	(4,171)	(3,642)	(3,212)

Net cash provided by financing activities	68,241	84,178	64,063

Net increase (decrease) in cash and cash equivalents	4,531	206	(4,854)
Cash and cash equivalents, beginning of the year	33,445	33,239	38,093

Cash and cash equivalents, end of the year	$37,976	33,445	33,239

Supplemental information
Cash paid during the period for:
Interest expense	$17,046	11,017	11,307

Income taxes	6,592	4,392	4,177

Supplemental schedule of noncash investing and financing transactions
Change in unrealized gain on investment securities available for sale, net of income tax	$(1,811)	(64)	(706)

Loans transferred to other real estate owned, at fair market value	1,096	2,468	1,404

Loans charged-off	1,792	2,150	2,747

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc. (the “Company”), which includes its wholly owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”). In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the year ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior years’ net income or retained earnings as previously reported. During fiscal year 2005, due to the nature of the account, the Company began including a clearing account used in conjunction with the sale of mortgage loans as an asset. Prior to 2005, this account had been classified as a liability. As such, prior period asset and liability balances, as well as calculations and ratios impacted by such balances, have been adjusted to reflect this reclassification.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate, credit, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, and the valuation of it mortgage loans held for sale, investment securities available for sale, and mortgage-servicing right portfolio.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company is subject to periodic examinations by regulatory agencies that may subject it to further changes with respect to asset valuation, amount of required loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Investment Securities Available for Sale

The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board’s (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses accounting and reporting requirements for investments in equity securities that have readily determinable fair market values other than those accounted for under the equity method, those accounted for as investments in consolidated subsidiaries, and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories. Held to maturity investment securities include debt securities that the Company has the intent and ability to hold until maturity and are reported at amortized cost. Trading investment securities include debt and equity securities that are bought and held for the purpose of sale in the near term and are reported at fair market value with unrealized gains and losses included in earnings. Available for sale investment securities include debt and equity investment securities that, at the time of purchase, the Company determines may be sold at a future date or which the Company does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on available for sale investment securities, reflecting a decline in value determined to be other-than-temporary, are charged to expense. Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

See Note 3 contained herein for further discussion regarding the Company’s investment securities available for sale portfolio.

Loans and Mortgage Loans Held for Sale

Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan becomes 90 days delinquent. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by management. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is in nonaccrual status, interest is recognized as cash is received. Loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the FHLB under its Mortgage Partnership Program, the Federal Home Loan Mortgage Corporation (“FHLMC”), and other institutional investors. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of management, and to develop a source of fee income through the servicing of loans.

Loans, excluding mortgage loans held for sale, are carried at principal amounts outstanding net of unearned amounts. Mortgage loans originated with the intent of sale are reported at the lower of cost or estimated fair market value on an aggregate loan basis. Net unrealized losses, if necessary, are provided for in a valuation allowance charged to operations. Gains or losses realized on the sale of mortgage loans are recognized at the time of sale and are determined by the difference between the net sale proceeds and the carrying value of loans sold.

See Note 4 contained herein for further discussion regarding the Company’s loan portfolio.

Allowance for Loan Losses (the “Allowance”)

The Company provides for loan losses using the allowance method. Increases to the Allowance are charged by recording a provision for loan losses charged to expense. Loan losses and recoveries are charged / credited

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

directly to the Allowance. Loan charge-offs are made to the Allowance when all or a portion of the loan is confirmed as a loss based on management’s review of the loan, through possession of the underlying security, or through a troubled debt restructuring transaction. Recoveries offset these loan charge-offs through credits to the Allowance.

The Allowance is maintained at a level that management believes is sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the Allowance requires considerable judgment. The adequacy of the Allowance is analyzed on a monthly basis using an internal analysis model. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the loan portfolio. This methodology relies upon management’s judgment. Management’s judgments are based on its assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. An allowance model is used that takes into account factors such as the composition of the loan portfolio including risk grade classifications (based on an internally developed grading system), historical asset quality trends including, but not limited to, previous loss experience ratios, management’s assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans are graded at inception and are reviewed on a periodic basis to ensure that assigned risk grades are proper based on the classifications. The value of underlying collateral is also considered during such analysis. On a quarterly basis, the Company’s Allowance model and conclusions are reviewed and approved by senior management. The Company’s analysis of Allowance adequacy includes consideration for loan impairment.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and unallocated component of the contra asset balance. The allocated component is based principally on current loan grades and historical loss rates. Management is currently using a five year lookback period when computing historical loss rates to determine the allocated component of the Allowance. The unallocated component is the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated Allowance. This analysis includes, but is not limited to, emerging portfolio concentrations, recently entered markets, model imprecision, and the estimated impact of current economic conditions on historical loss rates. On a continual basis, management monitors trends within the portfolio, both quantitative and qualitative, and assesses the reasonableness of the unallocated component.

The Allowance is subject to examination and adequacy testing by regulatory agencies. Such regulatory agencies could require Allowance adjustments based on information available to them at the time of their examination.

The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell such loans. Typically, the carrying amount approximates fair market value due to the short-term nature of these instruments. As such, such instruments are not included in the assumptions related to the Company’s Allowance model.

Loan Securitizations

From time to time, the Company packages and sells loan receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when control over these assets has been surrendered. In conjunction with such transactions, the Company does not retain any interest in the loan or securities other than the right to service such loans. During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans. Any gains or losses and mortgage-servicing rights recorded associated with this securitization transaction and the subsequent investment security sale are included in the Consolidated Balance Sheets and / or Consolidated Statement of Income for the year ended December 31, 2005.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Impaired Loans

The Bank accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” which requires that creditors value all specifically reviewed nonhomogenous loans, for which it is probable that the creditors will be unable to collect all amounts due according to the terms of the loan agreements, at their respective fair market values. Fair market value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on impaired loans and to require additional disclosures about the manner in which a creditor recognizes interest income related to impaired loans.

The Company considers a loan to be impaired when, based upon current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include loans identified as impaired through review of its nonhomogeneous portfolio and troubled debt restructurings. SFAS No. 114 specifically states that the pronouncement need not be applied to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Thus, the Company determined that SFAS No. 114 does not apply to its installment, credit card, or residential mortgage loan portfolios, except that it may choose to apply such provision to certain specific larger loans as determined by management. Specific allowances are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair market value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Impairment losses are recognized through a charge to the Allowance and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair market value of the collateral properties for impaired loans are also recognized through a charge to the Allowance and a corresponding charge to the provision for loan losses. When an impaired loan is sold, transferred to the Company’s real estate portfolio, or written-down, any specific allowance is removed, as it is no longer necessary to properly record the loan at its fair market value.

See Note 4 contained herein for further discussion regarding the Company’s impaired loans.

Loan Fees and Costs

In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until such time that the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off.

Premises and Equipment

Premises and equipment are reported net at cost less accumulated depreciation. Maintenance and repairs of such assets are charged to expense as incurred. Improvements that extend the useful lives of the respective assets are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes as allowed by taxing authorities.

See Note 5 contained herein for further discussion regarding the Company’s premises and equipment.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Mortgage-Servicing Rights

The Company accounts for its mortgage-servicing right (“MSR”) portfolio in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125,” which requires the recognition of MSRs as assets by allocating total costs incurred between the originated loan and the MSR retained based on relative fair market value. SFAS No. 140 also requires the recognition of purchased MSRs at fair market value, which is presumed to be the price paid for the rights. The Company’s MSR portfolio is included in Other Assets on the Consolidated Balance Sheets.

The Company utilizes the expertise of a third party consultant on a quarterly basis to assess the portfolio’s value including, but not limited to, capitalization, impairment, and amortization rates. The consultant utilizes estimates for the amount and timing of estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair market value of the Company’s MSR portfolio. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSR portfolio. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the MSR, such as loan types, interest rate stratification, and recent prepayment experience.

SFAS No. 140 requires that all MSR portfolios be evaluated for impairment based on the excess of the carrying amount over their fair market value. For purposes of measuring impairment, the MSR portfolio is reviewed quarterly. Such valuations are based on projections using discounted cash flow methods that include assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each stratum of the MSR portfolio, which is segregated based on predominate risk characteristics, including interest rate and loan type. The Company has established an impairment valuation allowance to record estimated impairment within the MSR portfolio. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

See Note 6 contained herein for further discussion regarding the Company’s mortgage-servicing right portfolio.

Intangible Assets

Intangible assets, included in Other Assets on the Consolidated Balance Sheets, include goodwill and other identifiable assets, such as customer lists, resulting from acquisitions. Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Customer list intangibles are amortized on a hybrid double-declining, straight-line basis over such asset’s estimated useful life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performs its annual impairment testing as of June 30 by applying the above process to its reportable operating segment of banking. The Company’s impairment testing as of June 30, 2005 and June 30, 2004 indicated that no impairment charge was required as of those dates.

See Note 7 contained herein for further discussion regarding the Company’s intangible assets.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans is recorded in Other Assets on the Consolidated Balance Sheets at the lower of cost or fair market value minus estimated selling costs. Fair market value of such real estate is reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair market value less estimated costs to sell. Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged to the Company’s result of operations. Costs relating to the development and improvement of such property are capitalized.

See Note 8 contained herein for further discussion regarding the Company’s real estate acquired in settlement of loans.

Federal Home Loan Bank Borrowings

FHLB borrowings are a source of funding which the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company’s unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. The Company uses these borrowings to fund increases in interest-earning assets in times of declines in alternative funding sources. Short-term borrowings typically represent overnight borrowings, and long-term borrowings typically have maturities greater than one year when made. Interest rates on such borrowings vary in response to general economic conditions. FHLB borrowings are an alternative to other funding sources with similar maturities. The FHLB allows securities, qualifying loans, deposits, and stock of the FHLB owned by the Company to be pledged to secure any advances from the FHLB.

See Note 10 contained herein for further discussion regarding the Company’s borrowings from the FHLB.

Income Taxes

Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities that will result in future deductible or taxable amounts. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is more likely than not that the tax benefits will be realized. Realization of tax benefits of future deductible temporary differences depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include taxable income in the current year or prior years that is available through carryback, future taxable income that will result from the reversal of existing taxable temporary differences, and / or taxable income generated by future operations.

See Note 12 contained herein for further discussion regarding the Company’s income taxes.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Postretirement Benefits

The Company has a noncontributory, defined benefit pension plan that covers all full-time employees having at least twelve months continuous service and having attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested after five years of service. No vesting occurs until five years of service has been achieved. The Company’s trust department administers the plan’s assets. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company accounts for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and follows the disclosure requirements of SFAS No. 132 as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

See Note 13 contained herein for further discussion regarding the Company’s postretirement benefits.

Stock Option Plans

The FASB published SFAS No. 123 (revised 2004), “Share-Based Payment.” In an effort to provide investors and other users of financial statements with more complete and consistent financial information, SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions, to be measured based on the fair market value of the equity or liability instruments issued, be recognized in financial statements. In April 2005, SFAS No. 123(R)’s adoption date was deferred from the first interim period after June 15, 2005 to the beginning of the first annual period beginning after June 15, 2005. The new rule did not otherwise change the application of SFAS No. 123(R)’s recognition, measurement, disclosure, or transition provisions. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123, amended in December 2002, that allows a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” to account for share-based compensation. The Company has elected to continue using APB Opinion 25. As such, no stock-based employee compensation cost is reflected in net income for the years presented in the Company’s Consolidated Statements of Income, as all stock-based employee compensation granted under current plans have had an exercise price equal to the fair market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, the Company has disclosed in this Annual Report on Form 10-K the method of accounting for share-based employee compensation and the impact of the method used on reported results. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006 and has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will result in additional pretax charges to earnings of approximately $91 thousand in 2006 based on unvested options at December 31, 2005.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following summarizes the impact the fair market value recognition provisions of SFAS No. 123 would have had on net income and earnings per common share if the Company had applied these provisions to stock-based employee compensation at and for the years indicated (in thousands, except common share data).

	For the years ended December 31,
	2005	2004	2003
Net income, as reported	$13,780	12,111	10,893
Deduct: total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	120	124	124

Net income, proforma	$13,660	11,987	10,769

Common Share Data
Net Income—basic, as reported	$2.18	1.93	1.73
Net Income—basic, proforma	2.16	1.91	1.71

Net Income—diluted, as reported	$2.15	1.90	1.70
Net Income—diluted, proforma	2.13	1.88	1.68

The fair market value of each option granted by the Company is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yields of 2.48%, 2.45%, and 2.55%, expected volatility of 16%, 18%, and 18%, average risk-free interest rate of 4% for all years presented, expected lives of 9 years for options granted during fiscal year 2005 and 10 years for options granted during fiscal years 2004 and 2003, and a vesting period of five years for all years presented. The weighted average fair market value of options granted approximated $5.19 in 2005, $5.22 in 2004, and $4.38 in 2003. For purposes of the proforma calculation, compensation expense is recognized in accordance with the applicable stock option vesting period.

See Note 13 contained herein for further discussion regarding the Company’s stock option plans.

Net Income per Common Share

Basic earnings per common share exclude dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

See Note 14 contained herein for further discussion regarding the Company’s net income per common share computations.

Derivative Financial Instruments and Hedging Activities

Derivative transactions may be used by the Company to manage its interest rate sensitivity risks. The Company recognizes any derivatives as either assets or liabilities on the Consolidated Balance Sheets and reports these instruments at fair market value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Derivative instruments expose the Company to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the fair market value gain in a derivative.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Credit risk is created when the fair market value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair market value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. Credit risk in derivative instruments can be minimized by entering into transactions with high quality counterparties as evaluated by management. Market risk is the adverse impact on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. By establishing and monitoring limits as to the types and degrees of risk that are undertaken, the Company can manage market risk associated with interest rate contracts.

See Note 16 contained herein for further discussion regarding the Company’s derivative financial instruments.

Fair Market Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair market value information about financial instruments, whether or not recognized in the Company’s Consolidated Balance Sheets, when it is practicable to estimate fair market value. Disclosures include estimated fair market values for financial instruments for which it is practicable to estimate fair market value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant impact on fair market value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair market value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly impact the fair market values presented.

The following narrative summarizes the methods and assumptions used by the Company in estimating the fair market value of certain financial instruments:

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair market value.

FHLB Stock

No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Therefore, the carrying amount approximates fair market value.

Investment Securities Available for Sale

Fair market values of investment securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair market values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Mortgage Loans Held for Sale

The fair market value of mortgage loans held for sale is based on prices for outstanding commitments to sell these loans. Typically, the carrying amount approximates fair market value due to the short-term nature of these instruments.

Loans

The fair market value of performing commercial, commercial real estate, installment, installment real estate, indirect, and residential mortgage loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates through the use of key rate projections as well as global spreads. Maturity projections are based on contractual terms and take into account prepayment estimates.

The remaining loan types are at adjustable-rates, which reprice frequently with no significant change in credit risk, and, therefore, fair market values are based on carrying values.

No value has been placed on underlying credit card relationship rights.

Deposits

The fair market values for deposits other than certificates of deposit are equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at the reporting date by the Bank for certificates with similar remaining maturities.

Under SFAS No. 107, the fair market value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities as compared with the cost of alternative forms of funding. No value has been estimated for the Company’s long-term relationships with customers (commonly known as the core deposit intangible) since such intangible assets are not a financial instrument pursuant to the definitions contained in SFAS No. 107.

Retail Repurchase Agreements and Commercial Paper (Master Note)

The carrying amount of retail repurchase agreements and commercial paper approximates fair market value due to the fact that such balances represent overnight balances that typically mature daily.

Federal Funds Purchased

The carrying amount of federal funds purchased approximates fair market value due to the fact that such balances have no stated maturity and are typically short-term in nature.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit are primarily for adjustable-rate loans. For these commitments, there are no differences between the committed amounts and their fair market values. Commitments to fund fixed-rate loans and letters of credit are at rates that approximate fair value at each reporting date.

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

The Company’s other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 and accumulated other comprehensive income (loss) as of December 31, 2005, 2004 and 2003 are comprised solely of unrealized gains and losses on investment securities available for sale.

Business Segments

The Company adheres to the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information about the way that the operating segments were determined, among other items. The Bank offers trust and investment services to its customers through similar distribution channels utilized by the Bank. Such services are not routinely evaluated separately from the Bank and, as such, are not considered to represent an operating segment separate from the banking segment. Additionally, the Bank offers mortgage-banking services. These services have similar production processes and are targeted to similar customers using similar distribution channels as those of employed for the entire Bank loan portfolio. Additionally, decisions are not made by chief decision makers based on the results of these services alone. Instead, decisions with regard to mortgage-banking services are made in conjunction with decisions made with regard to the entire loan portfolio. As such, mortgage-banking services are not considered to represent an operating segment separate from the banking segment. At December 31, 2005, the Company had one reportable operating segment, banking. As such, separate segment information is not presented herein as management believes that the Consolidated Financial Statements contained herein within Item 8 report the information required by SFAS No. 131 with regard to the Company’s banking segment.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company makes loans to individuals and small to medium-sized businesses for various personal and commercial purposes primarily in Upstate, South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly impacted by economic conditions. Management has identified, and the following table summarizes at the dates indicated, concentrations of types of lending that it monitors (dollars in thousands).

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

	December 31, 2004
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$159,137	197%	20%
Residential mortgage instruments	178,696	221	23
Nonresidential mortgage instruments	362,299	449	47

Loans secured by commercial and industrial nonmortgage instruments are typically of higher risk and are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Such loans are generally secured by a variety of collateral types, including, but not limited to, accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that, at December 31, 2005, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes adjustable-rate loans and fixed-rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon-term loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies, and / or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets including, but not limited to, premises, equipment, and core deposit intangibles, for impairment when events or circumstances indicate that the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceed its fair market value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value. The Company determined that no such impairment loss was necessary for the years ended December 31, 2005 and December 31, 2004.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held for sale and used until disposed. The Company had no such assets at December 31, 2005 or December 31, 2004.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. The Company had no such assets at December 31, 2005 or December 31, 2004.

Recently Issued Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued a consensus, EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This EITF addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003. The recognition and measurement guidance in paragraphs 6-20 was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004 but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”). In July 2005, the FASB issued FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This final guidance eliminated paragraphs 10-18 of EITF 03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact of the adoption of FSP 115-1 and 124-1 and has concluded that the adoption will not have a material impact on the Company’s financial position and results of operations upon adoption.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions,” which was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. The guidance was effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company’s adoption of SFAS No. 152 did not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Bulletin (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, be based on the recorded amount of the asset relinquished. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement were required to be applied prospectively. The Company’s adoption of SFAS No. 153 did not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow impacts resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006 and has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will result in additional pretax charges to earnings of approximately $91 thousand in 2006 based on unvested options at December 31, 2005.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and / or method of settlement. Thus, the timing and / or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and / or through the normal operation of the asset. Uncertainty about the timing and / or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The FASB required that FIN No. 47 be adopted no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN No. 47 did not have a material impact on the Company’s financial position and results of operations.

In April 2005, the SEC’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No. 123(R). SAB No. 107 provides interpretive guidance relating to the interaction between SFAS No. 123(R) and certain SEC rules and regulations as well as staff views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminded public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable in which case the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. The FASB required that SFAS No. 154 be applied to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 requires that with regard to operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-06 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The FASB required that EITF 05-06 be applied to leasehold improvements purchased or acquired in reporting periods beginning after June 28, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FSP 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires the recognition of rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense. The FASB required that FSP 13-1 be applied in reporting periods beginning after December 15, 2005. The transition provisions of FSP 13-1 permit early adoption and retrospective application of the guidance.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” This FSP concluded that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and, therefore, may result in a concentration of credit risk as that term is used in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including information about the (shared) activity, region, or economic characteristic that identifies the concentration. Possible shared characteristics on which significant concentrations may be determined include, but are not limited to borrowers subject to significant payment increases, loans with terms that permit negative amortization, and loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. Such disclosures are required to be applied for interim and annual periods ending after the date the FSP was posted to the FASB website (December 19, 2005). The Company adopted this disclosure standard as has included the required disclosures in this Annual Report on Form 10-K for the year ended December 31, 2005.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company’s business or are not expected to have a material impact on the Company’s financial condition or the results of operations upon adoption.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

2.    Cash and Cash Equivalents

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	December 31,
	2005	2004
Cash working funds	$8,377	7,911
Noninterest-earning demand deposits in other banks	18,911	19,466
In-transit funds	9,690	3,937
Interest-earning balances	811	741
Federal funds sold	187	1,390

Total cash and cash equivalents	$37,976	33,445

The average outstanding federal funds sold for fiscal years 2005 and 2004 were $6.4 million and $4.2 million, respectively. The maximum amount of federal funds sold at any month-end during fiscal years 2005 and 2004 were $14.3 million and $10.1 million, respectively.

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits. At December 31, 2005, the Federal Reserve required that the Company maintain $8.5 million in reserve balances. These required reserves were met through vault cash and deposits at the Federal Reserve and correspondent banks.

3.    Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
U.S. Government agencies	$50,257	—	(297)	49,960
State and municipal	56,766	185	(945)	56,006
Mortgage-backed	20,438	1	(417)	20,022

Total investment securities available for sale	$127,461	186	(1,659)	125,988

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
U.S. Government agencies	$10,053	6	(38)	10,021
State and municipal	68,198	1,629	(331)	69,496
Mortgage-backed	64,010	277	(71)	64,216

Total investment securities available for sale	$142,261	1,912	(440)	143,733

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

During the year ended December 31, 2005, the Company had realized gains of $721 thousand and realized losses amounting to $639 thousand on sales of investment securities available for sale compared with realized gains of $141 thousand and realized losses amounting to $51 thousand in fiscal year 2004. During 2003, realized gains on sales of investment securities available for sale totaled $366 thousand while no realized losses were recognized. Specific identification is the basis on which cost is determined in computing realized gains and losses on sales of investment securities. Proceeds from the sale of the Company’s investment securities available for sale totaled $74.5 million, $19.4 million, and $32.1 million during fiscal years 2005, 2004, and 2003, respectively. Proceeds from the maturity of investment securities available for sale totaled $4.3 million, $4.9 million, and $12.5 million during fiscal years 2005, 2004, and 2003, respectively. Proceeds from the call of investment securities available for sale totaled $2.1 million, $2.4 million, and $1.3 million during fiscal years 2005, 2004, and 2003, respectively.

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
U.S. Government agencies	12	$43,062	$218	3	6,897	79	15	49,959	297
State and municipal	65	25,582	459	43	13,870	486	108	39,452	945
Mortgage-backed	13	7,602	135	19	12,290	282	32	19,892	417

Total investment securities available for sale	90	$76,246	$812	65	33,057	847	155	109,303	1,659

As summarized in the preceding table, total unrealized losses within the Company’s investment securities portfolio are the result of an accumulation of a high volume of such securities in relatively low unrealized loss positions. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

State and municipal investment securities are debt investment securities issued by a state, municipality, or county in order to finance its capital expenditures. The most substantial risk associated with buying state and municipal investment securities is the financial risk associated with the municipality from which the securities are purchased. Although municipal bonds in smaller municipalities can sometimes be difficult to sell quickly, the Company does not currently anticipate that it will liquidate this portfolio in the near term. In addition, management believes that the unrealized losses on state and municipal investment securities are attributable to increases in interest rates rather than credit quality.

Mortgage-backed investment securities include investment instruments that represent ownership of an undivided interest in a group of mortgages. Principal and interest from the individual mortgages are used to pay principal and interest on the mortgage-backed investment security. Most mortgage-backed investment securities are either fully backed or sponsored by the United States (“U.S.”) Government and provide income with less risk than other investment options. In addition, generally such investments are traded actively, so liquidity risk is minimal. Monthly income from mortgage-backed investment securities may fluctuate as interest rates change due to the volume that mortgages prepayments. Management believes that the unrealized losses on mortgage-backed investment securities are attributable to increases in interest rates rather than credit quality.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following summarizes the maturity distribution and related yields of investment securities available for sale relative to December 31, 2005 (dollars in thousands).

	Due within one year	Yield	Due after one through five years	Yield	Due after five through ten years	Yield	Due after ten years	Yield	Total
U.S. Government agencies	$10,882	4.61%	39,078	4.73	—	—	—	—	49,960
State and municipal	848	4.20	12,529	3.65	39,108	3.76	3,521	3.95	56,006
Mortgage-backed	564	4.52	14,901	5.03	656	5.13	3,901	5.25	20,022

Total fair market value of investment securities available for sale	$12,294	4.58%	66,508	4.59	39,764	3.78	7,422	4.63	125,988

Total amortized cost of investment securities available for sale	$12,327		67,243		40,286		7,605		127,461

Investment securities available for sale with an aggregate carrying value totaling $104.9 million and $93.0 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4.    Loans

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	December 31, 2005		December 31, 2004
	Total	% of Total	Total	% of Total
Commercial business	$90,345	10.5%	90,708	11.8
Commercial real estate	561,574	65.5	478,943	62.6
Installment	18,677	2.2	19,910	2.6
Installment real estate	55,682	6.5	51,846	6.8
Indirect	30,481	3.6	16,383	2.1
Credit line	2,022	0.2	2,012	0.3
Prime access	54,296	6.3	45,655	5.9
Residential mortgage	34,453	4.0	52,669	6.9
Bankcards	11,744	1.4	10,930	1.4
Business manager	230	—	552	0.1
Other	2,059	0.2	1,473	0.2

Loans, gross	$861,563	100.4%	771,081	100.7
Allowance for loan losses	(8,431)	(1.0)	(7,619)	(1.0)
Loans in process	3,857	0.5	1,470	0.2
Deferred loans fees and costs	761	0.1	703	0.1

Loans, net	$857,750	100.0%	765,635	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others. Mortgage loans serviced for the benefit of others amounted to $304.2 million, $265.7 million, and $269.9 million at December 31, 2005, 2004, and 2003, respectively. Net gains on the sale of mortgage loans included in Mortgage Banking Income in the Company’s Consolidated Statements of Income totaled $968 thousand, $616 thousand, and $1.3 million for the years ending December 31, 2005, 2004, and 2003, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that, at December 31, 2005, the Company has no concentrations in such loans, nor does the Company does typically engage in such lending practices. There are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes adjustable-rate loans and fixed-rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon-term loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	December 31
	2005	2004
Nonaccrual loans	$9,913	2,323
Loans past due 90 days and still accruing (1)	207	147

	$10,120	2,470

(1)	Substantially all of these loans are bankcard loans

The Company determines past due and delinquency status based on contractual terms.

The foregone interest income related to loans on nonaccrual amounted to $440 thousand, $187 thousand, and $328 thousand for the years ended December 31, 2005, 2004, and 2003, respectively. Interest collected since the loan was placed in nonaccrual status amounted to $6 thousand, $4 thousand, and $7 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table summarizes the activity impacting the Allowance for the years indicated (in thousands).

	For the years ended December 31,
	2005	2004	2003
Allowance, beginning of year	$7,619	7,463	6,402
Provision for loan losses	2,400	2,150	3,600
Loans charged-off	(1,792)	(2,150)	(2,747)
Loan recoveries	204	156	208

Allowance, end of year	$8,431	7,619	7,463

At December 31, 2005, impaired loans amounted to approximately $7.4 million for which $670 thousand was included in the Allowance. During 2005, the average recorded investment in impaired loans was approximately $4.1 million. At December 31, 2004, impaired loans amounted to approximately $804 thousand for which $240 thousand was included in the Allowance. During 2004, the average recorded investment in impaired loans was approximately $1.1 million. At December 31, 2003, impaired loans amounted to approximately $1.5 million on which $373 thousand was included in the Allowance related to impaired loans at December 31, 2003. During 2003, the average recorded investment in impaired loans was approximately $838 thousand. The increase in impaired loans from December 31, 2004 to December 31, 2005 resulted primarily from the addition of two impaired loans totaling $7.2 million at December 31, 2005. Management believes that the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

impaired loans at December 31, 2005 and 2004 were recorded at or below fair market value. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to being placed in nonaccrual status.

The Company reviewed impaired loans at December 31, 2005 in accordance with SFAS No. 114, as amended by SFAS No. 118, and determined the fair market value of impaired loans based on one, or a combination of, the following methods: the present value of expected cash flows, the market price of the loan, if available, and / or the value of the underlying collateral. Specific allowances, as noted above, were established on impaired loans for the difference between the loan amount and the fair market value less estimated selling costs. Two loans comprised $7.2 million of total impaired loans at December 31, 2005. In both of these instances, the value of the collateral underlying the loan, as well as the marketability of such collateral, supported specific allowances totaling $621 thousand.

As of December 31, 2005, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. Additionally, it requires adjustments in payment terms from a troubled debt restructuring generally be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, but instead recognizes a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Troubled debt restructurings include loans with respect to which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and / or other concessions. Any troubled debt restructurings entered into by the Company for the years ended December 31, 2005 and December 31, 2004 were immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements.

The Bank makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. See Note 15 contained herein for further discussion regarding the Company’s commitments.

See Note 1 contained herein for discussion of the Company’s concentration of credit risk.

5.    Premises and Equipment, Net

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	December 31,
	2005	2004
Land	$5,856	5,839
Buildings	15,552	14,646
Leasehold improvements	2,775	2,639
Furniture and equipment	16,578	15,731
Software	2,858	2,596
Bank automobiles	816	779

Premises and equipment, gross	44,435	42,230
Accumulated depreciation	(21,759)	(20,089)

Premises and equipment, net	$22,676	22,141

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Depreciation with regard to premises and equipment owned by the Company is recorded using the straight-line method over the estimated useful life of the related asset for financial reporting purposes. Estimated lives range from twelve to thirty-nine years for buildings and improvements and from five to twelve years for furniture and equipment. Estimated lives range from three to five years for computer software. Estimated lives of bank automobiles are typically five years. Estimating the useful lives of premises and equipment include a component of management judgment.

Depreciation with regard to improvements to premises and equipment leased by the Company is recorded in accordance with EITF 05-06.

The following table summarizes the depreciation of premises and equipment for the years indicated (in thousands). Depreciation on buildings and leasehold improvements is included in Net Occupancy Expense on the Company’s Consolidated Statements on Income. Depreciation on furniture and equipment, software, and bank automobiles is included in Furniture And Equipment Expense on the Company’s Consolidated Statements on Income.

	For the years ended December 31,
	2005	2004	2003
Buildings	$439	422	361
Leasehold improvements	155	66	61
Furniture and equipment	985	996	1,024
Software	255	238	213
Bank automobiles	168	149	134

Total depreciation	$2,002	1,871	1,793

The increase experienced within leasehold improvement depreciation during fiscal year 2005 over fiscal year 2004 was the result of an additional lease, and therefore additional leasehold improvements, entered into with regard to fiscal year 2005 in conjunction with the move of the Bank’s banking office on East Blackstock Road in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina. The Bank also entered into a lease in fiscal year 2005 with regard to the banking office used temporarily during the construction of the new Easley banking office opened in 2005. The improvements to this leased property in order for it to be suited for banking purposes contributed to the increase in leasehold improvement depreciation during fiscal year 2005 over fiscal year 2004 as well. Additionally, in conjunction with the issuance of EITF 05-06 during June 2005, the Company reevaluated its leasehold improvements to ensure useful lives were limited to lease terms including renewals that are deemed to be reasonably assured.

6.    Mortgage-Servicing Rights

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retaining. All of the Company’s loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $304.2 million, and $265.7 million at December 31, 2005 and December 31, 2004, respectively.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company’s loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio. Both of these second quarter transactions were executed with mortgage-servicing rights retained. These transactions, as well as increases in mortgage loan sales in the normal course of business during

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the period and declines in mortgage loan payoffs over prior periods due to the increasing interest rate environment, contributed to increased in mortgage loans serviced for the benefit of others at December 31, 2005 over December 31, 2004.

The following table summarizes the changes in the the Company’s mortgage-servicing right portfolio for the years indicated (in thousands).

	For the years ended December 31,
	2005	2004
Mortgage-servicing right portfolio, net of valuation allowance, beginning of year	$2,316	2,566
Capitalized mortgage-servicing rights	929	450
Mortgage-servicing right portfolio amortization	(717)	(608)
Change in mortgage-servicing right valuation allowance	98	(92)

Mortgage-servicing right portfolio, net of valuation allowance, end of year	$2,626	2,316

Mortgage-servicing right amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of the Company’s mortgage-servicing right portfolio at December 31, 2005 and 2004 was $2.6 million and $2.2 million, respectively.

Capitalized mortgage-servicing rights increased during fiscal year 2005 over fiscal year 2004 due in part to the increase in mortgage loan sales in the normal course of business during those periods. Also contributing to this increase was $142 thousand of mortgage-servicing rights retained and capitalized in conjunction with the loan securitization and sale transactions executed during June 2005 from the Company’s loan portfolio.

Mortgage-servicing right portfolio amortization increased from fiscal year 2004 to fiscal year 2005 primarily as a result of increased capitalized mortgage-servicing rights as explained above. As a percentage of the mortgage-servicing right portfolio, this amortization remained relatively unchanged when comparing the two periods.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing right portfolio for the years indicated (in thousands).

	For the years ended December 31,
	2005	2004	2003
Valuation allowance, beginning of year	$132	40	113
Aggregate additions charged and reductions credited to operations	(98)	92	(73)

Valuation allowance, end of year	$34	132	40

For purposes of measuring impairment, the mortgage-servicing right portfolio is reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. The Company’s established impairment valuation allowance records estimated impairment for the mortgage-servicing right portfolio. Subsequent increases in value are recognized by the Company to the extent of the impairment valuation allowance. In a rising interest rate environment, prepayments typically slow thereby resulting in recoveries of previously established valuation allowances. Should market interest rates increase from current levels, it is likely the Company could recover additional impairment charges in its mortgage-servicing right portfolio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company estimates amortization expense related to its mortgage-servicing right portfolio of $628 thousand for the year ended December 31, 2006, $513 thousand for the year ended December 31, 2007, $417 thousand for the year ended December 31, 2008, $337 thousand for the year ended December 31, 2009, $270 thousand for the year ended December 31, 2010, and $461 thousand thereafter. Management is aware of no material events or uncertainties that would cause reported projected amortization related to its mortgage-servicing right portfolio not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ material from these projections. However, amortization expense is calculated based on current available information regarding loan payments and prepayments and could change in future periods based on changes in volume of prepayments and other economic factors.

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company’s mortgage-servicing right portfolio.

7.    Intangible Assets

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	December 31,
	2005	2004
Goodwill	$3,691	3,691
Customer list intangibles	175	320

Total intangible assets	$3,866	4,011

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the years indicated (in thousands).

	For the years ended December 31,
	2005	2004	2003
Balance, at beginning of year	$320	464	608
Less: amortization	145	144	144

Balance, at end of year	$175	320	464

The following table summarizes the gross carrying amount and accumulated amortization on intangibles with finite lives for the years indicated (in thousands).

	December 31,
	2005	2004
Customer list intangibles, gross	$1,779	1,779
Less: accumulated amortization	1,604	1,459

Customer list intangibles, net	$175	320

The Company estimates amortization expense related to intangible assets with finite lives of $48 thousand for the years ended December 31, 2006 and 2007, $45 thousand for the year ended December 31, 2008, and $34 thousand for the year ended December 31, 2009. Management is aware of no material events or uncertainties that

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

would cause amortization expense related to the Company’s intangible assets with finite lives not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ materially from these projections.

The Company’s intangible assets with finite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. The valuation as of June 30, 2005 indicated that no impairment charge was required as of that date. Management is aware of no material events or uncertainties that have occurred since June 30, 2005 that would indicate that there might be impairment.

8.    Real Estate and Personal Property Acquired in Settlement of Loans

The following table summarizes real estate and personal property acquired in settlement of loans for the years indicated (in thousands).

	December 31,
	2005	2004
Real estate acquired in settlement of loans	$1,954	2,413
Repossessed automobiles acquired in settlement of loans	167	282

Total property acquired in settlement of loans	$2,121	2,695

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the years indicated (in thousands).

	At and for the years ended December 31,
	2005	2004	2003
Real estate acquired in settlement of loans, beginning of year	$2,413	2,170	2,468
Add: New real estate acquired in settlement of loans	1,096	2,468	1,404
Less: Sales / recoveries of real estate acquired in settlement of loans	(1,283)	(2,001)	(1,534)
Less: Provision charged to expense	(272)	(224)	(168)

Real estate acquired in settlement of loans, end of year	$1,954	2,413	2,170

9.    Deposits

The following table summarizes the Company’s deposit composition at the dates indicated (in thousands).

	December 31,
	2005	2004
Transaction deposit accounts	$351,629	309,561
Money market deposit accounts	111,380	95,608
Savings deposit accounts	45,360	44,972
Time deposit accounts $100,000 and greater	122,954	119,800
Time deposit accounts less than $100,000	272,060	257,506

Total deposit accounts	$903,383	827,447

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the maturities of time deposits outstanding at December 31, 2005 during the periods indicated (in thousands).

Year ending December 31,
2006	$220,426
2007	128,542
2008	41,375
2009	1,149
2010	3,363

Total	$394,855

10.    Borrowings from the Federal Home Loan Bank

In addition to traditional deposit accounts, the Company utilizes both short-term and long-term borrowing to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth.

Short-term and long-term FHLB borrowings are a source of funding that the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company’s unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Short-term borrowings typically represent overnight borrowings, and long-term borrowings have maturities greater than one year when made. Interest rates on such borrowings vary in response to general economic conditions. FHLB borrowings are an alternative to other funding sources with similar maturities.

The FHLB has established an overall credit limit for each member. This limit is designed to mitigate the FHLB’s credit exposure to an individual member while encouraging members to diversify their funding sources. Generally, this credit limit is 40 percent of the member’s total assets. However, a member’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting eligibility criteria. Under certain circumstances, a member approved for a 40 percent credit limit may request approval to exceed the credit limit. A member may exceed the 40 percent limit for a period not to exceed 12 months. This policy serves to define an upper limit for FHLB advances based on its current approved limit.

Qualifying collateral to be pledged to secure any advances from the FHLB may include qualifying securities, loans, deposits, and stock of the FHLB owned by the Company. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures. At December 31, 2005, of its approximately $173 million available credit based on qualifying loans available to serve as collateral against borrowings from the FHLB, the Company employed $39.9 million in both short-term and long-term borrowings.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s borrowings from the FHLB at the dates indicated (dollars in thousands).

	December 31, 2005
	Long-term		Short-term	Total
Borrowing balance outstanding	$13,000	10,000	16,900	39,900
Interest rate	3.27%	3.85	4.44	3.91	(1)
Maturity date	6/14/2006	6/14/2007	Overnight

	December 31, 2004
	Long-term			Short-term		Total
Borrowing balance outstanding	$7,000	13,000	10,000	16,000		46,000
Interest rate	2.32%	3.27	3.85	2.44		2.96	(1)
Maturity date	6/14/2005	6/14/2006	6/14/2007	Overnight

(1)	Represents weighted average rate at year-end.

The following table summarizes the Company’s FHLB borrowing information at and for the years indicated (dollars in thousands).

	At and for the years ended December 31,
	2005	2004
Short-term FHLB borrowings
Amount outstanding at year-end	$16,900	16,000
Average amount outstanding during year	26,745	4,990
Maximum amount outstanding at any month-end	51,400	24,500
Rate paid at year-end	4.44%	2.44
Weighted average rate paid during the year	3.59	2.08

Long-term FHLB borrowings
Amount outstanding at year-end	$23,000	30,000
Average amount outstanding during year	26,145	16,475
Maximum amount outstanding at any month-end	30,000	30,000
Rate paid at year-end	3.52%	3.24
Weighted average rate paid during the year	3.38	3.25

There were no FHLB borrowings during the year ended December 31, 2003.

The FHLB may assess fees and charges to cover costs relating to the receipt, holding, redelivery, and reassignment of the Company’s collateral. The FHLB publishes a schedule of such fees and charges on its website. In addition, the FHLB may assess fees to cover collateral verification reviews performed by, or on behalf of, the FHLB. The Company has not yet been charged any such fees and does not anticipate such fees, if assessed, will be significant.

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. Management was not aware of any circumstances at December 31, 2005 that would require prepayment of any of the Company’s FHLB advances.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

11.    Other Borrowings

The following table summarizes short-term borrowing information at and for the years indicated (dollars in thousands).

	At and for the years ended December 31,
	2005	2004	2003
Retail repurchase agreements
Amount outstanding at year-end	$16,728	16,397	13,525
Average amount outstanding during year	20,690	20,215	15,854
Maximum amount outstanding at any month-end	20,981	22,308	16,261
Rate paid at year-end *	2.63%	0.73	0.50
Weighted average rate paid during the year	2.38	0.61	0.50

Investment securities repurchase agreements
Amount outstanding at year-end	$—	—	—
Average amount outstanding during year	—	2,508	—
Maximum amount outstanding at any month-end	—	38,220	—
Rate paid at year-end	—%	—	—
Weighted average rate paid during the year	—	1.28	—

Commercial paper
Amount outstanding at year-end	$17,915	17,051	16,170
Average amount outstanding during year	18,833	16,447	17,734
Maximum amount outstanding at any month-end	21,877	18,310	21,750
Rate paid at year-end*	2.81%	0.85	0.50
Weighted average rate paid during the year	2.33	0.75	0.61

Federal funds purchased
Amount outstanding at year-end	$1,000	—	18,000
Average amount outstanding during year	4,098	4,643	2,657
Maximum amount outstanding at any month-end	13,320	17,850	18,000
Rate paid at year-end	4.37%	—	1.20
Weighted average rate paid during the year	2.71	1.51	1.28

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

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

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2005, the Company had unused short-term lines of credit at correspondent banks totaling of $39 million (which are accessible at the Company’s option).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

12.    Income Taxes

The following table summarizes income tax expense attributable to continuing operations for the years indicated (in thousands).

	For the years ended December 31,
	2005	2004	2003
Current
Federal	$5,565	4,647	4,041
State	619	528	451

Total current	6,184	5,175	4,492

Deferred
Federal	758	394	513

Total deferred	758	394	513

Total current and deferred	$6,942	5,569	5,005

The following table summarizes the Company’s reconciliation from the Federal statutory rates to the consolidated effective income tax expense for the years indicated.

	For the years ended December 31,
	2005	2004	2003
U.S. Federal income tax rate	35.0%	34.0	34.0
Changes from statutory rates resulting from:
Tax-exempt interest income	(3.8)	(4.3)	(3.4)
Expenses not deductible for tax purposes	0.6	0.3	0.4
State taxes, net of Federal income tax benefit	2.0	2.0	2.0
Other	(0.3)	(0.5)	(1.5)

Effective tax rate	33.5%	31.5	31.5

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the tax impact of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2005	2004
Deferred tax assets
Loan loss reserves	$2,951	2,596
Unrealized loss on investment securities available for sale	567	—
Other	164	85

Total deferred tax assets	3,682	2,681

Deferred tax liabilities
Unrealized gain on investment securities available for sale	—	(567)
Premises and equipment, due to depreciation differences	(1,070)	(1,236)
Basis of intangible assets for financial reporting purposes in excess of basis for tax purposes	(241)	(140)
Deferred loan costs deducted for tax purposes as incurred	(278)	(311)
Deferred loan fees recognized under the principal reduction method for tax purposes	(1,715)	(755)
Prepaid pension expense	(1,584)	(1,206)
Mortgage-servicing rights	(905)	(771)
Other	(48)	(230)

Total deferred tax liabilities	(5,841)	(5,216)

Net deferred tax liability	$(2,159)	(2,535)

The Company’s deferred tax liability is included in Other Liabilities on the Consolidated Balance Sheets.

A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on investment securities available for sale. A current period deferred tax benefit related to the change in unrealized gains and losses on investment securities available for sale of $1.1 million has been recorded directly to shareholders’ equity. The remainder of the change in the deferred tax liability results from the current period deferred tax expense of $758 thousand.

No valuation allowance for deferred tax assets has been established at either December 31, 2005 or 2004 as it is management’s belief that realization of the net deferred tax asset is more likely than not.

13.    Employee Benefit Plans

Postretirement Benefits

The Company offers a defined benefit pension plan (the “Plan”) that it believes is an important part of the Company’s total compensation and benefit plan designed to attract and retain highly skilled and talented employees.

Accounting Policy.    As noted in Note 1 contained herein, the Company accounts for its defined benefit pension plan using actuarial models required by SFAS No. 87. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the Plan. Examples of “events” are Plan amendments and changes in actuarial assumptions such as discount rate, rate of compensation increases, and mortality. The principle underlying this required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the impact on results of operations relative to the Company’s defined benefit pension plan is recognized in, and should follow, the same pattern.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

One of the principal components of the defined benefit pension expense calculation is the expected long-term rate of return on plan assets. The required use of expected long-term rates of return on plan assets may result in defined benefit pension expense that is greater or less than the actual returns of Plan assets in any given year. Over time, however, expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are recognized in the calculation of defined benefit pension expense as provided for in SFAS No. 87. Expected returns on Plan assets are developed by the Company in conjunction with input from external advisors and take into account long-term expectations for future returns and investment strategy. On an annual basis, the Company’s external advisors reviews with the Board’s Compensation Committee the plan asset’s current and historical performance and discuss the outlook of future returns.

The discount rate assumptions used for a defined benefit pension plan accounting reflect the prevailing rates and rolling returns available on Standard and Poor’s 500 Stock Index for stocks and 5 Year Treasury Bonds for debt securities. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by the Company, based upon its plans for such increases. The company uses a January 1 measurement date for its pension plan.

Cost of Benefit Plan.    The following table summarizes the combined adjusted postretirement benefit expense components for the Plan at and for the years indicated (in thousands).

	For the years ended December 31,
	2005	2004	2003
Service cost	$644	557	545
Interest cost	731	653	606
Expected return on plan assets	(1,089)	(910)	(798)
Amortization of prior service cost	9	9	9
Amortization of loss	108	80	116

Postretirement benefit expense	$403	389	478

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Plan Funded Status.    The following table summarizes the combined change in benefit obligation, plan assets, and funded status of the Company’s Plan at and for the years indicated (in thousands).

	At and for the years ended December 31,
	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$9,846	8,908
Service cost	644	557
Interest cost	731	653
Actuarial loss (gain)	845	(42)
Benefits paid	(331)	(230)

Benefit obligation, end of year	11,735	9,846

Change in plan assets
Fair market value of plan assets, beginning of year	11,549	9,490
Return on plan assets	307	996
Employer contribution	1,199	1,293
Benefits paid	(331)	(230)

Fair market value of plan assets, end of year	12,724	11,549

Reconciliation of funded status
Funded status	989	1,703
Unrecognized prior service cost	9	18
Unrecognized net actuarial loss	3,528	2,015

Prepaid benefit cost	$4,526	3,736

Accumulated benefit obligation	$9,826	8,272

Prepaid benefits costs are included in Other Assets on the Consolidated Balance Sheets.

Plan Assumptions.    The following table summarizes the assumptions used in computing the actuarial present value of the Company’s postretirement benefit obligation and the net periodic pension expense for the years indicated.

	For the years ended December 31,
	2005	2004	2003
Discount rate	7.00%	7.50	7.75
Rate of increase in compensation levels	5.00	5.00	5.00
Expected long-term rate of return on plan assets	9.00	9.00	10.00

Plan Assets.    The following table summarizes the Plan’s weighted average asset allocations at December 31, 2005 and 2004 and the target investment mix guidelines, by asset category.

	Plan assets at December 31,		Target allocation
	2005	2004
Equity securities	61%	63	70%
Debt Securities	39	37	30

Total securities	100%	100	100%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The investment objectives of the Plan assets are designed to maintain full funding with respect to the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the Plan’s members and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment. The Plan’s investment strategy balances the requirement to generate return, using higher-returning assets, with the need to control risk less volatile assets. Risks include, but are not limited to, inflation, volatility in equity values, and changes in interest rates that could cause the Plan to become underfunded, thereby increasing the Plan’s dependence on contributions from the Company.

Plan assets are managed by professional investment firms as well as by investment professionals that are employees of the Company as approved by the Board of Directors. The Compensation Committee of the Board of Directors is responsible for maintaining the investment policy of the Plan, approving the appointment of the investment manager, and reviewing the performance of the Plan assets at least annually.

Investments within the Plan are diversified with the intent to minimize the risk of large losses to the Plan. As such, the total portfolio is constructed and maintained to provide prudent diversification within each investment category, and the Company assumes that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges represent a long-term perspective. As such, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences should be short-term in nature.

Market liquidity risks are tightly controlled, with investments in common stocks are targeted toward stocks of institutional quality and ones that are actively traded on major exchanges with market capitalization in excess of $100 million. In addition to these direct investments in individual securities, mutual funds and pooled asset portfolios may be utilized. Foreign equity securities may account for up to 10% of the values presented for equity securities above. Fixed income investments included within the portfolio stress high quality and diversification by sector with no inherent preferences for government or corporate issues. Investments are restricted to marketable issues with a minimum Moody’s or Standard and Poor’s rating of “A.” Foreign bonds are not allowed under the Plan’s investment policy. Additionally, the Company’s investment policy for the Plan prohibits investments in real estate, commodity or commodity contracts, private placements, nonmarketable securities, and derivatives. Lending of securities, margin transactions, short selling, or writing of options are also prohibited.

Expected Contributions.    Contributions to Plan assets totaled $1.2 million during fiscal year 2005, and the Company’s third party actuary estimates contributions during fiscal year 2006 will not fluctuate significantly from 2005 levels.

Expected Benefit Payments.    The benefits expected to be paid (in thousands) in each year from 2006 through 2010 are $416, $462, $469, $616, and $671, respectively. The aggregate benefits expected to be paid from 2011 through 2015 are $4,468. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include estimated future employee service.

Stock Option Plans

Since 1987, the Company has adopted several plans pursuant to which the Company’s Board of Directors may grant incentive and nonincentive stock options to certain key employees and directors of the Company. The Board determines the option price and term of the options on the grant date. The option price must be at least 100% of fair market value as of the grant date, and the term of the options shall not be greater than 10 years. Because the Company’s common stock is not traded on an established market, the fair market value may be determined by an annual independent valuation. The only stock option plan currently in effect is the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan. This plan originally provided for the issuance of 175,000 common shares, which were doubled in conjunction with the 2000 stock split.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

During the 2003 Annual Meeting of Shareholders, the shareholders of the Company voted to amend the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan to increase the number of shares of common stock of the Company subject to the 1997 Stock Compensation Plan by 100,000 shares. As of December 31, 2005, 414,200 options, net of cancellations, had been granted that expire at various dates through December 31, 2014. Of these, 252,785 remained outstanding at December 31, 2005 at prices ranging from $8.75 to $26.60. These options are not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At December 31, 2005 and 2004, there were 35,800 and 64,800 remaining options, respectively, available for grant under this plan.

The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the years indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2002	260,775	$11.15
Granted	44,000	20.00
Forfeited	(3,600)	8.75
Exercised	(39,665)	10.73

Outstanding at December 31, 2003	261,510	12.95
Granted	34,000	23.30
Forfeited	(3,600)	13.00
Exercised	(34,075)	10.80

Outstanding at December 31, 2004	257,835	14.59
Granted	33,000	26.60
Forfeited	(4,000)	13.50
Exercised	(34,050)	11.20

Outstanding at December 31, 2005	252,785	$16.63

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2005.

	Options outstanding			Options exercisable
Range of exercise prices	Number of stock options outstanding at 12/31/05	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 12/31/05	Weighted- average exercise price
$ 8.75 to $ 8.75	59,535	2.00	$8.75	59,535	$8.75
13.00 to 13.00	24,800	4.00	13.00	24,800	13.00
13.50 to 13.50	24,200	5.00	13.50	24,200	13.50
15.00 to 20.00	77,250	6.53	17.67	52,450	17.25
23.30 to 26.60	67,000	8.49	24.93	20,200	24.38

Total	252,785	5.59	$16.63	181,185	$14.17

In an effort to provide investors and other users of financial statements with more complete and consistent financial information, SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions, to be measured based on the fair market value of the equity or liability instruments issued, be recognized in financial statements. In April 2005, SFAS No. 123(R)’s adoption date was deferred from the first interim period after June 15, 2005 to the beginning of the first annual period beginning after June 15, 2005. The

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

new rule did not otherwise change the application of SFAS No. 123(R)’s recognition, measurement, disclosure, or transition provisions. Until the time of adoption, the Company will continue to comply with the requirements of the original SFAS No. 123, amended in December 2002, that allows a company to either adopt the fair market value method of valuation or continue using the intrinsic valuation method presented under APB Opinion 25, “Accounting for Stock Issued to Employees,” to account for share-based compensation. The Company has elected to continue using APB Opinion 25. As such, no stock-based employee compensation cost is reflected in net income for the years presented in the Company’s Consolidated Statements of Income, as all stock-based employee compensation granted under current plans have had an exercise price equal to the fair market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, the Company has disclosed in this Annual Report on Form 10-K the method of accounting for share-based employee compensation and the impact of the method used on reported results. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006 and has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will result in additional pretax charges to earnings of approximately $91 thousand in 2006 based on unvested options at December 31, 2005.

401(k) Retirement Plan

Employees are given the opportunity to participate in the Company’s retirement plan designed to supplement an employee’s retirement income. Under the program, the Company makes contributions to a trust fund that will pay the employee benefits at retirement. Employees are eligible to participate in this plan after completing one year of service and reaching age 21. Employees may withhold from one percent to fifteen percent of compensation with certain limitations for deposit into the trust fund. Employees may terminate deferrals at any time. The Company makes matching contributions to each employee based on the employee’s deferral in a percentage set by the Company prior to the end of each plan year. During the years ended December 31, 2005, 2004, and 2003, the Company made matching contributions to employee 401(k) retirement plans totaling $269 thousand, $267 thousand, and $261 thousand, respectively.

14.    Net Income per Common Share

The following table summarizes the Company’s reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the years indicated (dollars in thousand, except common share data).

	For the years ended December 31,
	2005	2004	2003
Weighted average common shares outstanding—basic	6,317,110	6,272,594	6,301,024
Dilutive impact resulting from potential common share issuances	100,248	106,193	94,146

Weighted average common shares outstanding—diluted	6,417,358	6,378,787	6,395,170

Common Share Data
Net income—basic	$2.18	1.93	1.73
Net income—diluted	2.15	1.90	1.70

At December 31, 2005, there were no option shares excluded from the calculation of diluted net income per common share because the exercise price was greater than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.66, $0.58, and $0.51 per share for the years ended December 31, 2005, 2004, and 2003, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

15.    Commitments and Contingencies

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company’s financial condition or results of operations.

Lease Agreements

At December 31, 2005, the Company occupied banking office space and land under leases expiring on various dates through 2029. The following table summarizes minimum rental commitments under these noncancelable operating leases relative to the years ending after December 31, 2005 (in thousands).

2006	$709
2007	622
2008	471
2009	322
2010	106
Subsequent years	110

Total minimum rental obligations under noncancelable operating leases	$2,340

Such leases often have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases typically provide that the lessee pay property taxes, insurance, and maintenance costs. The above lease payments do not include option terms that the Company may elect not to exercise and, therefore, are not deemed to be commitments by the Company. Lease payments for rental commitments charged to expense totaled $660 thousand, $594 thousand, and $570 thousand in 2005, 2004, and 2003, respectively. Such payments are included in Other Noninterest Expense in the Consolidated Statements of Income.

During the third quarter of 2005, the Company entered into a lease for real property and improvements in Spartanburg to which to move its current Blackstock Road banking office. The Company completed this move during December 2005. The Bank is currently in negotiations to sublease this property to a third party.

The Bank also entered into a lease in fiscal year 2005 for a banking office to be used temporarily during the construction of the new Easley banking office opened in 2005. The Bank entered into a lease obligation in late 2005 relative to a similar temporary office to be utilized during the construction of its Boiling Spring temporary office scheduled to open during the fourth quarter of 2006.

As of December 31, 2005, the Company had executed four of five ground lease agreements that, once finalized, will house automatic teller machines. The final ground lease is expected to be executed during the first quarter of 2006. All of these ground leases are located in market areas in which the Company currently serves.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s financial condition or results of operations. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, costs beyond 2006 cannot be reasonably estimated at this time.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

For commercial customers, lending commitments typically take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, lending commitments are lines of credit secured by residential property. Generally, unused lending commitments are at adjustable-rates that fluctuate with the prime rate or are at fixed-rates that approximate market rates.

The following table summarizes the Company’s contractual commitments to extend credit at December 31, 2005 (in thousands).

Home equity loans	$43,514
Credit cards	44,644
Commercial real estate development	55,350
Other unused lines of credit	54,269

Total contractual obligations	$197,777

Guarantees

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. The Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approval. The Company applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Commitments under standby letters of credit are usually for one year or less. At December 31, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 was $2.2 million. Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market value of such guarantees was material at December 31, 2005.

Other Off-Balance Sheet Arrangements

At December 31, 2005, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

16.    Derivative Financial Instruments and Hedging Activities

At December 31, 2005, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

The Company originates certain residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of loans.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $4.0 million at December 31, 2005. The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at December 31, 2005.

Commitments to extend credit are agreements to lend to borrowers absent any violation of the conditions established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of commitments are funded within a 12-month period. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower. Collateral held consists of residential properties.

See Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to the Company’s derivative instruments.

17.    Disclosures Regarding Fair Market Value of Financial Instruments

The following summarizes the estimated fair market value of the Company’s financial instruments at the dates indicated (in thousands).

	December 31, 2005		December 31, 2004
	Carrying amount	Estimated fair market value	Carrying amount	Estimated fair market value
ASSETS
Cash and cash equivalents	$37,976	37,976	33,445	33,445
FHLB stock	3,786	3,786	3,866	3,866
Investment securities available for sale	125,988	125,988	143,733	143,733
Loans (1)	871,002	867,594	779,108	780,559

LIABILITIES
Deposits	$903,383	895,483	827,447	827,621
Borrowings
Retail repurchase agreements	16,728	16,728	16,397	16,397
Commercial paper	17,915	17,915	17,051	17,051
Federal funds purchased	1,000	1,000	—	—
FHLB borrowings—short-term	16,900	16,900	16,000	16,000
FHLB borrowings—long-term	23,000	23,122	30,000	30,159

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit	$197,777	197,777	188,071	188,071
Standby letters of credit	2,189	2,189	1,986	1,986

(1)	Calculated using loans including mortgage loans held for sale, net of unearned income, excluding the allowance for loan losses

See Note 1 contained herein for discussion regarding the methods and assumptions used by the Company when estimating the fair market value of financial instruments.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Management uses judgment in estimating the fair market value of nontraded financial instruments, and there are inherent limitations in any estimation technique. Therefore, the fair market value estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current transaction.

The information presented above and assumptions used in the preparation of such information is based on information available to management as of December 31, 2005. Although management is not aware of any factors, other than changes in interest rates, which would significantly impact the estimated fair market values, the current estimated fair market value of these instruments may have changed since December 31, 2005.

18.    Holding Company Condensed Financial Information

The holding company’s principal source of income consists of dividends from the Bank. South Carolina banking regulations restrict the amount of dividends that a subsidiary bank can pay to its holding company and may require prior approval before declaration and payment of any excess dividend. The Bank’s total risk-based capital ratio at December 31, 2005 was 10.18%. See Note 19 for further discussion regarding regulatory capital requirements. At December 31, 2005, the Bank had approximately $1.7 million of excess capital available for payment of dividends and still be considered well capitalized with regard to the total risk-based capital ratio.

The holding company’s principal asset is its investment in its banking subsidiary. The following tables summarize the holding company’s financial condition, results of operations, and cash flows at and for the dates indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$875	494
Due from subsidiary	17,915	17,051
Investment in subsidiary	87,362	79,564
Intangible assets	704	704

Total assets	$106,856	97,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper (Master notes)	$17,915	17,051
Shareholders’ equity	88,941	80,762

Total liabilities and shareholders’ equity	$106,856	97,813

Condensed Statements of Income

	For the years ended December 31,
	2005	2004	2003
Interest income from commercial paper (Master notes)	$439	124	108
Dividends received from the Bank	4,171	3,642	5,112
Equity in undistributed earnings of subsidiary	9,609	8,469	5,784
Interest expense on commercial paper (Master notes)	(439)	(124)	(108)
Other operating expense	—	—	(3)

Net income	$13,780	12,111	10,893

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$13,780	12,111	10,893
Adjustments to reconcile net income to net cash provided by operating activities
Increase in due from subsidiary	(864)	(881)	(1,331)
Increase in equity in undistributed earnings of subsidiary	(9,609)	(8,469)	(5,784)

Net cash provided by operating activities	3,307	2,761	3,778
Cash flows from financing activities
Net increase in commercial paper	864	881	1,331
Proceeds from stock option activity	381	368	393
Stock purchase	—	—	(2,900)
Dividends paid	(4,171)	(3,642)	(3,212)

Net cash used in financing activities	(2,926)	(2,393)	(4,388)
Net increase (decrease) in cash and cash equivalents	381	368	(610)
Cash and cash equivalents, beginning of the year	494	126	736

Cash and cash equivalents, end of the year	$875	494	126

19.    Dividend Restrictions and Regulatory Capital Requirements

The ability of the holding company to pay cash dividends over the long-term is dependent upon receiving cash in the form of dividends from the Bank. South Carolina’s banking regulations restrict the amount of dividends that the Bank can pay. All dividends paid from the Bank are payable only from the net income of the current year unless prior regulatory approval is granted. Capital adequacy considerations could further limit the availability of dividends from the Bank.

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material impact on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and to average assets (all as defined in the applicable regulations).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2005 and December 31, 2004, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands) must be maintained. Since December 31, 2005, there have been no events or conditions that management believes would changed these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2005
Total capital to risk-weighted assets
Company	$94,149	10.28%	73,297	8.00	n/a	n/a
Bank	93,272	10.18	73,297	8.00	91,621	10.00
Tier 1 capital to risk-weighted assets
Company	85,718	9.36	36,648	4.00	n/a	n/a
Bank	84,841	9.26	36,648	4.00	54,972	6.00
Tier 1 capital to average assets
Company	85,718	8.08	42,422	4.00	n/a	n/a
Bank	84,841	7.99	42,450	4.00	53,063	5.00

At December 31, 2004
Total capital to risk-weighted assets
Company	$83,234	10.38%	64,174	8.00	n/a	n/a
Bank	82,739	10.31	64,174	8.00	80,217	10.00
Tier 1 capital to risk-weighted assets
Company	75,615	9.43	32,087	4.00	n/a	n/a
Bank	75,120	9.36	32,087	4.00	48,130	6.00
Tier 1 capital to average assets
Company	75,615	7.76	38,965	4.00	n/a	n/a
Bank	75,120	7.76	38,976	4.00	48,720	5.00

The Company has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset—Liability Committee and approved by its Board of Directors. The primary goal of the Asset—Liability Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Asset—Liability Committee considers these strategies to ultimately position the Company’s financial conditions in such a way to minimize fluctuations in income associated with interest rate risk, it also monitors the Company’s capital positions to ensure that its strategies result in adequate positions of such other measures.

The Bank’s total capital to risk-weighted assets ratio declined from 10.31% at December 31, 2004 to 10.18% at December 31, 2005 primarily due to the growth of 100% risk-weighed assets at a rate faster than that of risk-based capital. The Company’s 2006 Profit Plan projected that total loans would grow by $55.9 million during 2005, however, total loans grew by $91.9 million during this period. Risk-based capital did not experience the same percentage of growth during the period thereby negatively impacting the total capital to risk-weighted assets ratio. The Company manages its financial condition in such a way to maximize earnings potential. As a component of its asset—liability management, the Company continually explores options for adjustments to ensure such management does not prohibit the Bank from being in a well-capitalized position.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

20.    Quarterly Financial Data (Unaudited)

The following tables summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2005
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Net interest income	$10,813	11,554	11,466	11,671	45,504
Provision for loan losses	600	600	600	600	2,400
Noninterest income	3,765	4,017	3,923	4,014	15,719
Noninterest expense	8,850	9,635	9,794	9,822	38,101
Provision for income taxes	1,717	1,788	1,673	1,764	6,942

Net income	$3,411	3,548	3,322	3,499	13,780

Common Share Data
Net income—basic	$0.54	0.56	0.53	0.55	2.18

Net income—diluted	$0.53	0.55	0.52	0.55	2.15

	For the year ended December 31, 2004
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Net interest income	$9,739	9,755	10,045	10,313	39,852
Provision for loan losses	750	750	650	—	2,150
Noninterest income	3,762	3,921	3,790	3,693	15,166
Noninterest expense	8,286	8,823	8,556	9,523	35,188
Provision for income taxes	1,435	1,306	1,482	1,346	5,569

Net income	$3,030	2,797	3,147	3,137	12,111

Common Share Data
Net income—basic	$0.48	0.45	0.50	0.50	1.93

Net income—diluted	$0.48	0.44	0.49	0.49	1.90

21.    Related Party Transactions

SFAS No. 57, “Related Party Disclosures,” provides guidance regarding transactions with related parties. Transactions between related parties commonly occur in the normal course of business and are considered to be related party transactions even though they may not be given accounting recognition.

Generally accepted accounting principles require certain disclosures regarding material related party transactions. Financial statements must include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. Related party transactions deemed to be material and not in the ordinary course of the Company’s business are described below. Although determined to be in the normal course of business, extensions of credit to related parties are described below.

Intercompany Transactions

The Company’s trust department manages the Company’s employee benefit plans. The Company has determined that the Company’s trust department is considered “related” with respect to SFAS No. 57 disclosure

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

requirements due to the fact that the department manages the assets of the Company’s applicable employee benefit plans.

Transactions of Management and Others

The Bank is subject to certain restrictions on extensions of credit to certain of the Company’s officers, directors, principal shareholders, or any related interest of such persons of both the Company and the Bank. Extensions of credit to such persons must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, and transactions must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

Although determined to be in the normal course of business, certain of the Company’s Directors and Named Executive Officers are also customers who, including their related interests, were indebted to the Company in the approximate amounts of $16.7 million at December 31, 2005. Directors and Named Executive Officers at December 31, 2005 were indebted to the Company in the approximate amounts of $16.9 million at December 31, 2004. Such indebtedness does not include bankcard balances, as these balances are deemed to be immaterial, nor is it adjusted for joint guarantor relationships. From January 1, 2005 through December 31, 2005, these Directors and Named Executive Officers and their related interests were given credit extensions and received disbursements on existing borrowings totaling $1.8 million and repaid $2.0 million. A portion of these new and repaid loans were the result of refinancing activity during the year. In the opinion of management, these loans do not involve more than the normal risk of collectibility and were consummated on terms equivalent to those that prevail in arm’s length transactions.

Certain Business Relationships

From time to time the Company makes payments to related parties as defined above for property or services. Required disclosed relating to such relationships are set forth in the definitive Proxy Statement of the Company filed in connection with its 2006 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) and several other members of the Company’s senior management as of December 31, 2005, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

See Item 8. Financial Statements and Supplementary Data which include management’s report on internal control over financial reporting and the attestation report thereon issued by Elliott Davis, LLC.

During the fourth quarter of 2005, the Company did not make any changes in its internal controls over financial reporting that materially impacted or were reasonably likely to materially impact those controls.

Item 9b.    Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2005 that was not so disclosed.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Audit Committee Financial Expert

Although the Board has determined that the Audit Committee of Palmetto Bancshares, Inc. does not have an “Audit Committee financial expert,” nor does the Board believe that current Board membership includes an individual that could be considered an “Audit Committee financial expert,” as that term is defined by applicable Securities and Exchange Commission rules, the Board believes that the current members of the Audit Committee are fully capable of satisfying their Audit Committee responsibilities based on their experience and background. Audit Committee members have gained many of the attributes used by the Securities and Exchange Commission to define an “Audit Committee financial expert” through past or current service. Specifically the Company’s Audit Committee members are able to read and understand fundamental financial statements, have a clear understanding of generally accepted accounting principles, have an understanding of internal controls and procedures for financial reporting, and understand their responsibilities as Audit Committee members. In addition, for these and other responsibilities, the Audit Committee is authorized to use consultants to provide financial accounting expertise in any instance where members of the Audit Committee believe such assistance would be useful.

Code of Ethics

The Company has a Code of Ethics applicable to all officers and employees that is reviewed annually. Many, but not all, of the items identified as elements of a code of ethics under Item 406 of Regulation S-K are included within this Code of Ethics. However, the Company is in the process of considering additional special ethics obligations for senior officers. A copy the current Code of Ethics will be furnished without charge upon written request to Lauren Slaughter, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360. Once amended, the Company will file with the Securities and Exchange Commission a copy of its Code of Ethics that applies specifically to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as an exhibit to its next annual report. In addition, the Company will post the amended Code of Ethics on its website. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such amendments or waiver to the Company’s website at www.palmettobank.com.

The remaining information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2006 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2006 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Item 14.    Principal Accounting Fees and Services

The information required by these items is set forth in the definitive Proxy Statement of the Company filed in connection with its 2006 Annual Meeting of the Shareholders, which is incorporated herein by reference.

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

Copies of exhibits are available upon written request to Lauren K. Slaughter, The Palmetto Bank, P.O. Box 49, Laurens, S.C. 29360.

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

Date: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ L. LEON PATTERSON L. Leon Patterson	Director (Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.)	March 7, 2006

/s/ PAUL W. STRINGER ` Paul W. Stringer	Director (President and Chief Operating Officer, Palmetto Bancshares, Inc.) Chief Accounting Officer	March 7, 2006

/s/ W. FRED DAVIS, JR. W. Fred Davis, Jr.	Director	March 7, 2006

/s/ DAVID P. GEORGE, JR. David P. George, Jr.	Director	March 7, 2006

Michael D. Glenn	Director

John T. Gramling, II	Director

/s/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	March 7, 2006

/s/ SAM B. PHILLIPS, JR. Sam B. Phillips, Jr.	Director	March 7, 2006

Signature	Title	Date

/s/ ANN B. SMITH Ann B. Smith	Director	March 7, 2006

/s/ EDWARD KEITH SNEAD, III Edward Keith Snead, III	Director	March 7, 2006

/s/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	March 7, 2006

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002