Form 10-Q
period 2006-03-31
PALMETTO BANCSHARES INC
filed 2006-05-10
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [ ]         Accelerated filer [x]          Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2006
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,355,635

Part I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$46,762	36,978
Federal funds sold	29,436	998
Total cash and cash equivalents	76,198	37,976

Federal Home Loan Bank ("FHLB") stock, at cost	3,184	3,786
Investment securities available for sale, at fair market value	124,920	125,988
Mortgage loans held for sale	2,846	4,821

Loans	860,958	866,181
Less allowance for loan losses	(8,727)	(8,431)
Loans, net	852,231	857,750

Premises and equipment, net	23,103	22,676
Accrued interest receivable	5,054	5,226
Other assets	17,569	16,792
Total assets	$1,105,105	1,075,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$137,060	131,157
Interest-bearing	812,000	772,226
Total deposits	949,060	903,383

Retail repurchase agreements	17,725	16,728
Commercial paper (Master notes)	18,146	17,915
Federal funds purchased	-	1,000
Federal Home Loan Bank borrowings	23,000	39,900
Other liabilities	5,615	7,148
Total liabilities	1,013,546	986,074

Commitments and contingencies (Note 13)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,350,635 and 6,331,335
at March 31, 2006 and December 31, 2005, respectively.	31,753	31,656
Capital surplus	877	659
Retained earnings	60,039	57,532
Accumulated other comprehensive loss, net of tax	(1,110)	(906)
Total shareholders' equity	91,559	88,941

Total liabilities and shareholders' equity	$1,105,105	1,075,015

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three months ended March 31,
	2006	2005
	(unaudited)
Interest income
Interest and fees on loans	$16,453	12,891
Interest and dividends on investment securities available for sale:
U.S. Government agencies	530	82
State and municipal	497	618
Mortgage-backed securities	222	634
Interest on federal funds sold	193	26
Dividends on FHLB stock	53	38
Total interest income	17,948	14,289

Interest expense
Interest on deposits including retail repurchase agreements	5,408	3,088
Interest on federal funds purchased	2	25
Interest on FHLB borrowings	305	297
Interest on commercial paper (Master notes)	138	66
Total interest expense	5,853	3,476

Net interest income	12,095	10,813

Provision for loan losses	525	600

Net interest income after provision for loan losses	11,570	10,213

Noninterest income
Service charges on deposit accounts	2,058	1,847
Fees for trust and brokerage services	781	803
Mortgage-banking income	222	282
Investment securities gains	2	54
Other income	919	779
Total noninterest income	3,982	3,765

Noninterest expense
Salaries and other personnel	5,775	4,964
Net occupancy	692	600
Furniture and equipment	1,006	885
Marketing and advertising	456	262
Postage and supplies	389	317
Telephone	213	183
Professional services	221	181
Other expense	1,393	1,458
Total noninterest expense	10,145	8,850

Net income before provision for income taxes	5,407	5,128

Provision for income taxes	1,757	1,717

Net income	$3,650	3,411

Common Share Data
Net Income - basic	$0.58	0.54
Net Income - diluted	0.57	0.53
Cash dividends	0.18	0.16
Book value	14.42	13.00

Weighted average common shares outstanding - basic	6,343,247	6,309,527
Weighted average common shares outstanding - diluted	6,444,002	6,407,359

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data)
(unaudited)
	Shares of common stock				Accumulated other comprehensive income (loss), net	Total

		Common stock	Capital surplus	Retained earnings

Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

Net income				3,411		3,411
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $804					(1,285)
Less: reclassification adjustment included
in net income, net of tax effect of $21					33
Net unrealized losses on securities						(1,252)

Comprehensive income						2,159

Cash dividend declared and paid ($0.16 per share)				(1,010)		(1,010)
Exercise of stock options	16,250	81	107			188

Balance at March 31, 2005	6,313,535	$31,567	$555	$50,324	$(347)	$82,099

Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				3,650		3,650
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $128					(205)
Less: reclassification adjustment included
in net income, net of tax effect of $1					1
Net unrealized losses on securities						(204)

Comprehensive income						3,446

Cash dividend declared and paid ($0.18 per share)				(1,143)		(1,143)
Expense of stock option vesting			24			24
Exercise of stock options	19,300	97	194			291

Balance at March 31, 2006	6,350,635	$31,753	$877	$60,039	$(1,110)	$91,559

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$3,650	3,411
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	654	800
Investment securities gains	(2)	(54)
Provision for loan losses	525	600
Origination of mortgage loans held for sale	(13,005)	(15,353)
Proceeds from sale of mortgage loans held for sale	15,138	16,075
Gain on sale of mortgage loans	(158)	(203)
Decrease (increase) in accrued interest receivable	172	(167)
Compensation expense related to stock options granted	24	--
Decrease (increase) in other assets, net	(776)	316
Change in other liabilities, net	(1,533)	(1,407)

Net cash provided by operating activities	4,689	4,018

Cash flows from investing activities
Purchase of investment securities available for sale	(8,544)	(23,641)
Proceeds from maturities of investment securities available for sale	3,545	325
Proceeds from sales of investment securities available for sale	4,128	21,402
Proceeds from calls of investment securities available for sale	458	955
Principal paydowns on mortgage-backed securities available for sale	1,179	4,149
Redemption (purchase) of FHLB stock	602	(465)
Net decrease (increase) in loans outstanding	4,942	(30,329)
Purchases of premises and equipment, net	(930)	(711)

Net cash used in investing activities	5,380	(28,315)

Cash flows from financing activities
Net increase in deposit accounts	45,677	3,726
Net increase in retail repurchase agreements	997	4,584
Net increase in commercial paper	231	1,942
Net increase (decrease) in federal funds purchased	(1,000)	13,320
Net increase (decrease) in FHLB borrowings	(16,900)	6,000
Proceeds from stock option activity	291	188
Dividends paid	(1,143)	(1,010)

Net cash provided by financing activities	28,153	28,750

Net increase in cash and cash equivalents	38,222	4,453
Cash and cash equivalents, beginning of the period	37,976	33,445

Cash and cash equivalents, end of the period	$76,198	37,898

Supplemental Information
Cash paid during the period for:
Interest expense	$5,979	3,498
Income taxes	1,684	1,867

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized loss on investment securities available
for sale, net of income tax	$(204)	(1,252)
Loans transferred to other real estate owned, at fair market value	52	154
Loans charged-off	279	403

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.  The unaudited Consolidated Interim Financial Statements and footnotes are presented in accordance with the instructions for the Quarterly Report on Form 10-Q.  The information contained in the footnotes included in the Company's latest Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited Consolidated Interim Financial Statements.

Principles of Consolidation
The accompanying Consolidated Interim Financial Statements include the accounts of the Company, which includes its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, Palmetto Capital.  In management's opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company's Consolidated Interim Financial Statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company's management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications
Certain amounts previously presented in the Company's Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on the prior periods' net income or retained earnings as previously reported. During the first quarter of 2006, due to the nature of the account, the Company began classifying its interest bearing overnight investment account at the Federal Home Loan Bank as federal funds sold.  Prior to 2006, this account had been classified within the cash and due from banks financial statement line item.  As such, this change resulted in an asset reclassification within the Consolidated Balance Sheets.

Stock Option Plans
In an effort to provide investors and other users of financial statements with more complete and consistent financial information, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," which requires that the compensation cost relating to stock-based payment transactions be measured based on the fair value of the equity or liability instruments issued and recognized in financial statements. Prior to its revision, SFAS No. 123, "Accounting for Stock-Based Compensation," allowed a company to adopt either the fair value method of valuation or the intrinsic valuation method presented under APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the instrument's vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models did not provide a reliable measure of stock option fair value. Therefore, as permitted, the Company applied the accounting rules permitted under APB No. 25 and provided pro forma net income and pro forma net income per common share disclosures for stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The provisions of APB No. 25 and related interpretations required compensation cost for options be recognized only if the market price of the underlying stock exceeded the exercise price on the date of grant. As such, no stock-based compensation cost has typically been reflected in net income of the Company, as all stock-based awards granted under current and past plans have historically had an exercise price equal to the fair value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) to account for compensation costs under its current stock option plan.  In conjunction with the adoption of SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the impact on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards for the periods indicated (in thousand, except common share data).

	For the three months ended March 31,
	2006	2005
Net income, as reported	$3,650	3,411
Add: stock-based compensation expense included in reported net income, net
of related tax effects	24	-
Deduct: stock-based compensation expense determined under fair market
value based method for all awards, net of related tax effects	(24)	(25)
Pro forma net income including stock-based compensation expense based on
fair market value method	$3,650	3,386

Common Share Data
Net income - basic, as reported	$0.58	0.54
Net income - basic, pro forma	0.58	0.54

Net income - diluted, as reported	$0.57	0.53
Net income - diluted, pro forma	0.57	0.53

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated.

	For awards granted during the three months ended March 31,
	2006	2005
Awards granted	10,000	33,000

Dividend yields	2.45%	2.48
Expected volatility	11%	16
Risk-free interest rate	4%	4
Expected term (years)	9	9
Vesting period (years)	5	5

See Note 11 contained herein for further discussion regarding the Company's stock option plan.

Concentrations of Credit Risk
The Company makes loans to individuals and small to medium-sized businesses for various personal and commercial purposes primarily in Upstate, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly impacted by economic conditions.  Management has identified, and the following table summarizes at the dates indicated, concentrations of types of lending that it monitors (dollars in thousands).

	March 31, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$125,112	137%	15%
Residential mortgage instruments	164,797	180	19
Nonresidential mortgage instruments	474,843	519	55

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at March 31, 2006, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the Company makes adjustable-rate loans and fixed-rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon-term loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company's investment portfolio consists principally of obligations of the United States, its agencies, and / or its corporations and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment."  SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow impacts resulting from share-based payment arrangements.  SFAS No. 123(R) was effective, and the Company adopted SFAS No. 123(R) using the modified prospective method, beginning as of the first annual reporting period beginning after December 15, 2005.

In January 2006, the FASB issued a proposed statement regarding the fair value option for financial assets and financial liabilities.  The FASB believes that the proposed Statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as those changes occur. An entity would be permitted to elect the fair value option at initial recognition of a financial asset or financial liability or upon an event that gives rise to new-basis accounting for that item. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. This proposed Statement would require an entity to report its financial assets and financial liabilities that, pursuant to electing the fair value option, would be subsequently measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities subsequently measured using another measurement attribute on the face of the statement of financial position. This proposed Statement would amend FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to require that securities reported at fair value in accordance with FASB No. 115 satisfy this financial statement presentation requirement. This proposed Statement would also require an entity to provide information that would allow users to understand the impact on earnings of changes in the fair values of assets and liabilities subsequently measured at fair value as a result of a fair value election. Adoption of this proposed statement would be required as of the beginning of an entity's first fiscal year that begins after December 15, 2006, with earlier adoption permitted as of the beginning of an entity's earlier fiscal year that begins after issuance of the final statement.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 156 will have on its financial position, results of operations and cash flows.

In March 2006, the FASB issued an Exposure Draft designed to improve accounting for postretirement benefit plans including pensions. The FASB believes that the proposed statement would increase transparency and completeness of financial statements by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. The proposal would also require that employers measure plan assets and obligations as of the date of their financial statements. The FASB is seeking written comments on the proposal by May 31, 2006.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

2.        NATURE OF OPERATIONS

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, such services as checking, savings, money market, and time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; electronic funds transfer services; telephone banking; and bankcard services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank's mortgage-banking operation meets a range of its customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through its trust department.  Palmetto Capital, the brokerage subsidiary of the Bank, offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

3.        INVESTMENT SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	March 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Investment securities available for sale
U.S. Government agencies	$51,323	-	(375)	50,948
State and municipal	54,803	106	(1,066)	53,843
Mortgage-backed	20,599	-	(470)	20,129
Total investment securities available for sale	$126,725	106	(1,911)	124,920

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Investment securities available for sale
U.S. Government agencies	$50,257	-	(297)	49,960
State and municipal	56,766	185	(945)	56,006
Mortgage-backed	20,438	1	(417)	20,022
Total investment securities available for sale	$127,461	186	(1,659)	125,988

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company's investment securities available for sale portfolio during the three months ended March 31, 2006.

During the quarter ended March 31, 2006, the Company had realized gains of $24 thousand and realized losses amounting to $22 thousand on sales of investment securities available for sale compared with realized gains of $118 thousand and realized losses amounting to $64 thousand during the same quarter of 2005.  Specific identification is the basis on which cost is determined in computing realized gains and losses.

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
U.S. Government agencies	19	$45,070	$(276)	3	5,878	(99)	22	50,948	(375)
State and municipal	43	19,554	(383)	59	20,590	(683)	102	40,144	(1,066)
Mortgage-backed	9	3,900	(55)	24	16,131	(415)	33	20,031	(470)
Total investment securities available for sale	71	$68,524	$(714)	86	42,599	(1,197)	157	111,123	(1,911)

As summarized in the preceding table, total unrealized losses within the Company's investment securities portfolio are the result of an accumulation of a high volume of such securities in relatively low unrealized loss positions.   Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

Investment securities available for sale with an aggregate carrying value totaling $108.0 million and $104.9 million at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4.        LOANS

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial business	$90,907	10.6%	90,345	10.5
Commercial real estate	553,893	64.8	561,574	65.1
Installment	19,220	2.2	18,677	2.2
Installment real estate	57,013	6.7	55,682	6.5
Indirect	34,166	4.0	30,481	3.5
Credit line	1,929	0.2	2,022	0.2
Prime access	54,538	6.4	54,296	6.3
Residential mortgage	33,824	4.0	34,453	4.0
Bankcards	11,087	1.3	11,744	1.4
Business manager	232	-	230	-
Other	1,667	0.2	2,059	0.2
Loans in process	1,697	0.2	3,857	0.4
Deferred loans fees and costs	785	0.1	761	0.1
Loans	860,958	100.7	866,181	100.4

Mortgage loans held for sale	2,846	0.3	4,821	0.6
Total loans, gross	863,804	101.0	871,002	101.0

Allowance for loan losses	(8,727)	(1.0)	(8,431)	(1.0)
Total loans, net	$855,077	100.0%	862,571	100.0

Loans included in the preceding table are net of participations sold and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $310.0 million and $304.2 million at March 31, 2006 and December 31, 2005, respectively. The majority of these mortgage loans sold and serviced for others are serviced for the Federal Home Loan Mortgage Corporation. See Note 5 contained herein for further discussion regarding mortgage loans serviced by the Company for others. Net gains on the sale of mortgage loans included in Mortgage Banking Income in the Company's Consolidated Statements of Income totaled $158 thousand and $203 thousand for the quarters ending March 31, 2006 and 2005, respectively.

See Note 1 contained herein for discussion regarding the Company's concentration of credit risk.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	March 31,	December 31,
	2006	2005
Nonaccrual loans	$7,526	9,913
Loans past due 90 days and still accruing (1)	159	207
	$7,685	10,120

(1) Substantially all of these loans are bankcard loans

During the fourth quarter of 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans is sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. Additionally, current payments have been received since the loan was brought current and removed from nonaccrual status.  Offsetting this decline in nonaccrual loans during the first three months of 2006 was the addition of a few moderate sized loans that were placed in nonaccrual status during the quarter.  Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans, after taking into consideration the removal of the loan noted above from nonaccrual during the first quarter of 2006, at March 31, 2006 over December 31, 2005.

The table set forth below summarizes the activity impacting the allowance for loan losses (the "Allowance") for the periods indicated (in thousands).

	For the three months ended
	March 31,
	2006	2005
Allowance, beginning of period	$8,431	7,619
Provision for loan losses	525	600

Loans charged-off	(279)	(403)
Loan recoveries	50	22
Net loans charged-off	(229)	(381)

Allowance, end of period	$8,727	7,838

As of March 31, 2006, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the quarters ended March 31, 2006 and 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Bank makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time.  The Bank also provides standby letters of credit. See Note 13 contained herein for further discussion regarding the Company's commitments.

5.        MORTGAGE-SERVICING RIGHTS

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retaining. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $310.0 million and $304.2 million at March 31, 2006 and December 31, 2005, respectively. The majority of these mortgage loans sold and serviced for others are serviced for the Federal Home Loan Mortgage Corporation.

The following table summarizes the changes in the the Company's mortgage-servicing right portfolio for the periods indicated (in thousands).

	For the three months ended
	March 31,
	2006	2005
Mortgage-servicing right portfolio, net of valuation allowance, beginning of period	$2,626	2,316
Capitalized mortgage-servicing rights	89	175
Mortgage-servicing right portfolio amortization	(167)	(138)
Change in mortgage-servicing right valuation allowance	80	18
Mortgage-servicing right portfolio, net of valuation allowance, end of period	$2,628	2,371

Mortgage-servicing right amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of mortgage-servicing rights at March 31, 2006 and 2005 was $2.7 million and $2.3 million, respectively.

The decline in mortgage-servicing rights capitalized is primarily due to the lower level of mortgage loan sales during the first three months of 2006 when compared with the same period of 2005. The increase in mortgage-servicing right portfolio amortization from the three months ended March 31, 2005 to the same period of 2006 is due primarily to the increase in mortgage loans serviced for the benefit of others over the same periods.  As a percentage of the mortgage-servicing right portfolio, this amortization remained relatively unchanged when comparing the two periods. Over the last several years the Company was required to record reserves for impairment as declining interest rates caused the estimated fair value of its mortgage-servicing right portfolio to fall below recorded values. Recent increases in market interest rates for mortgage loans resulted in increases in the estimated fair value of the Company's mortgage-servicing right portfolio, allowing the Company to recover a portion of previously recorded impairment reserves.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing right portfolio for the periods indicated (in thousands).

	For the three months ended
	March 31,
	2006	2005
Valuation allowance, beginning of period	$114	132
Aggregate additions charged and reductions credited to operations	(80)	(18)
Valuation allowance, end of period	$34	114

Activity impacting the Company's mortgage-servicing rights portfolio, including mortgage loans originated to be sold and sales, are reflected in the Consolidated Statement of Cash Flows.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company estimates amortization expense related to its mortgage-servicing right portfolio of $628 thousand for the year ended December 31, 2006, $513 thousand for the year ended December 31, 2007, $417 thousand for the year ended December 31, 2008, $337 thousand for the year ended December 31, 2009, $270 thousand for the year ended December 31, 2010, and $461 thousand thereafter.  Management is aware of no material events or uncertainties that would cause reported projected amortization related to its mortgage-servicing right portfolio not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ material from these projections. However, amortization expense is calculated based on current available information regarding loan payments and prepayments and could change in future periods based on changes in volume of prepayments and other economic factors.

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company's mortgage-servicing right portfolio.

6.        INTANGIBLE ASSETS

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	March 31,	December 31,	March 31,
	2006	2005	2005
Goodwill	$3,691	3,691	3,691
Customer list intangibles	163	175	283
Total intangible assets	$3,854	3,866	$ 3,974

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three months
	ended March 31,
	2006	2005
Balance, at beginning of period	$175	320
Less: amortization	12	37
Balance, at end of period	$163	283

The following table summarizes the gross carrying amount and accumulated deprecation of intangible assets with finite lives at the dates indicated (in thousands).

	March 31,
	2006	2005
Customer list intangibles, gross	$1,779	1,779
Less: accumulated amortization	1,616	1,496
Customer list intangibles, net	$163	283

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company estimates amortization expense related to intangible assets with finite lives of $48 thousand for the years ended December 31, 2006 and 2007, $45 thousand for the year ended December 31, 2008, and $34 thousand for the year ended December 31, 2009.  Management is aware of no material events or uncertainties that would cause amortization expense related to the Company's intangible assets with finite lives not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ materially from these projections.

The Company's intangible assets with finite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. Management is aware of no material events or uncertainties that have occurred since June 30, 2005 that would indicate that there might be impairment. As such, no changes were made to the carrying amount of goodwill for the three months ended March 31, 2006.

7.        REAL ESTATE AND PERSONAL PROPERTY ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes real estate and personal property acquired in settlement of loans at the dates indicated (in thousands).

	March 31,	December 31,	March 31,
	2006	2005	2005
Real estate acquired in settlement of loans	$932	1,954	2,346
Repossessed automobiles acquired in settlement of loans	182	167	229
Total property acquired in settlement of loans	$1,114	2,121	2,575

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three months
	ended March 31,
	2006	2005
Real estate acquired in settlement of loans, beginning of period	$1,954	2,413
Add: New real estate acquired in settlement of loans	52	154
Less: Sales / recoveries of real estate acquired in settlement of loans	(931)	(161)
Less: Provision charged to expense	(143)	(60)
Real estate acquired in settlement of loans, end of period	$932	2,346

8.        DEPOSITS

The following table summarizes the Company's deposit composition at the dates indicated (in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$386,379	40.7%	351,629	38.9
Money market deposit accounts	121,413	12.8	111,380	12.4
Savings deposit accounts	46,948	5.0	45,360	5.0
Time deposit accounts	394,320	41.5	395,014	43.7
Total traditional deposit accounts	$949,060	100.0%	903,383	100.0

9.        FEDERAL HOME LOAN BANK BORROWINGS

At March 31, 2006, of its approximately $182 million available credit based on qualifying loans available to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $23.0 million, all of which was determined to be long-term when employed.

FHLB advances with fixed interest rates are subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period.  Management was not aware of any circumstances at March 31, 2006 that would require prepayment of any of the Company's FHLB advances.

10.     OTHER BORROWINGS

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At March 31, 2006, the Company had unused short-term lines of credit at correspondent banks totaling of $40 million (which were accessible at the Company's option).

11.     EMPLOYEE BENEFIT PLANS

Postretirement Benefits
The following table summarizes the combined adjusted postretirement benefit expense components for the Company's defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the three months
	ended March 31,
	2006	2005
Service cost	$141	141
Interest cost	165	165
Expected return on plan assets	(229)	(229)
Amortization of prior service cost	3	3
Amortization of loss	20	20
Postretirement benefit expense	$100	100

The Company expects to contribute $1.2 million to the plan during 2006. During the three months ended March 31, 2006 and 2005, $308 thousand and $300 thousand was contributed, respectively.

Stock Option Plan
As of March 31, 2006, 424,200 options, net of cancellations, had been granted that expire at various dates through December 31, 2015. Of these, 243,485 remained outstanding at March 31, 2006 at prices ranging from $8.75 to $29.90. These options are not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At March 31, 2006, there were 25,800 remaining options available for grant under this plan.

The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 2004	257,835	$14.59
Granted	33,000	26.60
Forfeited / Cancelled	-	-
Exercised	(16,250)	11.56
Outstanding at March 31, 2005	274,585	$16.22

Outstanding at December 31, 2005	252,785	$16.63
Granted	10,000	29.00
Forfeited / Cancelled	-	-
Exercised	(19,300)	15.05
Outstanding at March 31, 2006	243,485	$17.27

401(k) Retirement Plan
During the three months ended March 31, 2006 and 2005, the Company made matching contributions to employee 401(k) retirement plans totaling $69 thousand and $66 thousand, respectively.

12.     NET INCOME PER COMMON SHARE

The following table summarizes the Company's reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousand, except common share data).

	For the three months ended March 31,
	2006	2005
Weighted average common shares outstanding - basic	6,343,247	6,309,527
Dilutive impact resulting from potential common share issuances	100,755	97,832
Weighted average common shares outstanding - diluted	6,444,002	6,407,359

Common Share Data
Net income - basic	$0.58	0.54
Net income - diluted	0.57	0.53

At March 31, 2006, there were no option shares excluded from the calculation of diluted net income per common share because the exercise price was greater than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.18 and  $0.16 per share for the three months ended March 31, 2006 and 2005, respectively.

13.     COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company's financial condition or results of operations.

Lease Agreements
Lease payments for rental commitments under noncancelable ground and building operating leases totaled $179 thousand and $159 thousand during the three months ended March 31, 2006 and 2005, respectively.  Such payments are included in Occupancy Expense in the Consolidated Statements of Income.

During the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location.

Lending Commitments
The following table summarizes the Company's contractual commitments to extend credit at March 31, 2006 (in thousands).

Home equity loans	$45,768
Credit cards	45,623
Commercial real estate development	54,710
Other unused lines of credit	51,161
Total contractual obligations	$197,262

Guarantees
At March 31, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2006 was $5.6 million.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at March 31, 2006.

Other Off-Balance Sheet Arrangements
At March 31, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

14.     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2006, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $4.6 million at March 31, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at March 31, 2006.

15.     DIVIDEND RESTRICTIONS AND REGULATORY CAPITAL REQUIREMENTS

At March 31, 2006, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands) must be maintained. Since March 31, 2006, there have been no events or conditions that management believes would changed these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2006
Total capital to risk-weighted assets
Company	$97,278	10.31%	75,447	8.00	n/a	n/a
Bank	96,098	10.19	75,447	8.00	94,309	10.00

Tier 1 capital to risk-weighted assets
Company	88,551	9.39	37,724	4.00	n/a	n/a
Bank	87,371	9.26	37,724	4.00	56,586	6.00

Tier 1 capital to average assets
Company	88,551	8.18	43,310	4.00	n/a	n/a
Bank	87,371	8.06	43,338	4.00	54,173	5.00

At March 31, 2005
Total capital to risk-weighted assets
Company	$86,072	10.28%	67,010	8.00	n/a	n/a
Bank	85,389	10.19	67,010	8.00	83,762	10.00

Tier 1 capital to risk-weighted assets
Company	78,234	9.34	33,505	4.00	n/a	n/a
Bank	77,551	9.26	33,505	4.00	50,257	6.00

Tier 1 capital to average assets
Company	78,234	7.81	40,091	4.00	n/a	n/a
Bank	77,551	7.74	40,098	4.00	50,122	5.00

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company.  The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.  Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be attained for any other period.

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

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the Securities and Exchange Commission ("SEC").  In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company's revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the Company's future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.

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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2005.  Of these significant accounting policies, the Company considers its policies regarding the accounting for its allowance for loan losses (the "Allowance"), pension plan, mortgage-servicing right portfolio, past acquisitions, and income taxes to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available.

COMPANY OVERVIEW

Palmetto Bancshares, Inc. is a regional financial services company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 31 retail banking offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the "Upstate").  In addition to retail offices, at March 31, 2006, the Bank had 33 automatic teller machine ("ATM") locations (including four at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. Brokerage operations are conducted through the Bank's wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). The Bank was organized and chartered under South Carolina law in 1906.  Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital, except where the context requires otherwise.

The industry in which the Bank operates exists primarily to provide an intermediary service to the general public with funds to deposit and, by using these funds, to originate loans in the markets served. The Bank provides a full range of banking activities, including, but not limited to, such services as checking, savings, money market, and time deposits for a wide range of consumer and commercial depositors; loans for business, real estate, and personal uses; safe deposit box rental; electronic funds transfer services; telephone banking; and bankcard services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank's mortgage-banking operation meets a range of its customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank also offers both individual and commercial trust services through its trust department.  Palmetto Capital, the brokerage subsidiary of the Bank, offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning.

FIRST QUARTER HIGHLIGHTS

(dollars in thousands, except common and per share data)
	At and for the three months		At and for the year
	ended March 31,		ended December 31,
	2006	2005	2005
	(unaudited)

SUMMARY OF OPERATIONS
Interest income	$17,948	14,289	62,783
Interest expense	5,853	3,476	17,279
Net interest income	12,095	10,813	45,504
Provision for loan losses	525	600	2,400
Net interest income after provision for loan losses	11,570	10,213	43,104
Noninterest income	3,982	3,765	15,719
Noninterest expense	10,145	8,850	38,101
Income before provision for income taxes	5,407	5,128	20,722
Provision for income taxes	1,757	1,717	6,942
Net income	$3,650	3,411	13,780

COMMON SHARE DATA
Net income per common share:
Basic	$0.58	0.54	2.18
Diluted	0.57	0.53	2.15
Cash dividends per common share	0.18	0.16	0.66
Book value per common share	14.42	13.00	14.05
Outstanding common shares	6,350,635	6,313,535	6,331,335
Weighted average common shares outstanding - basic	6,343,247	6,309,527	6,317,110
Weighted average common shares outstanding - diluted	6,444,002	6,407,359	6,417,358
Dividend payout ratio	31.32%	29.61	30.27

YEAR-END BALANCES
Assets	$1,105,105	1,022,604	1,075,015
Investment securities available for sale, at fair market value	124,920	138,385	125,988
Loans (1)	863,804	808,283	871,002
Deposits and other borrowings	1,007,931	936,467	978,926
Shareholders' equity	91,559	82,099	88,941

AVERAGE BALANCES
Assets	$1,087,303	1,006,498	1,043,897
Interest-earning assets	1,016,285	940,552	977,679
Investment securities available for sale, at fair market value	125,918	141,878	132,709
Loans (1)	868,109	790,453	833,353
Deposits and other borrowings	989,919	919,289	952,623
Shareholders' equity	91,240	82,593	85,790

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.36%	1.37	1.32
Return on average shareholders' equity	16.22	16.74	16.06
Net interest margin	4.83	4.66	4.65

SIGNIFICANT CAPITAL RATIOS
Average shareholders' equity to average assets	8.39%	8.21	8.22
Equity to assets at year-end	8.29	8.03	8.27
Tier 1 risk-based capital	9.39	9.34	9.36
Total risk-based capital	10.31	10.28	10.28
Tier 1 leverage ratio	8.18	7.81	8.08

SIGNIFICANT CREDIT QUALITY RATIOS
Nonaccrual loans to total assets	0.68%	0.22	0.92
Net loans charged-offs to average loans (2)	0.11	0.20	0.19

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses
(2) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

FINANCIAL CONDITION

The following information is intended to supplement any information relating to the Consolidated Balance Sheets contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	March 31,	December 31,	Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$46,762	36,978	9,784	26.5%
Federal funds sold	29,436	998	28,438	2,849.5
Total cash and cash equivalents	76,198	37,976	38,222	100.6

Federal Home Loan Bank ("FHLB") stock, at cost	3,184	3,786	(602)	(15.9)
Investment securities available for sale, at fair market value	124,920	125,988	(1,068)	(0.8)
Mortgage loans held for sale	2,846	4,821	(1,975)	(41.0)

Loans	860,958	866,181	(5,223)	(0.6)
Less allowance for loan losses	(8,727)	(8,431)	(296)	3.5
Loans, net	852,231	857,750	(5,519)	(0.6)

Premises and equipment, net	23,103	22,676	427	1.9
Accrued interest receivable	5,054	5,226	(172)	(3.3)
Other assets	17,569	16,792	777	4.6
Total assets	$1,105,105	1,075,015	30,090	2.8%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$137,060	131,157	5,903	4.5%
Interest-bearing	812,000	772,226	39,774	5.2
Total deposits	949,060	903,383	45,677	5.1

Retail repurchase agreements	17,725	16,728	997	6.0
Commercial paper (Master notes)	18,146	17,915	231	1.3
Federal funds purchased	-	1,000	(1,000)	(100.0)
Federal Home Loan Bank borrowings	23,000	39,900	(16,900)	(42.4)
Other liabilities	5,615	7,148	(1,533)	(21.4)
Total liabilities	1,013,546	986,074	27,472	2.8

Shareholders' Equity
Common stock	31,753	31,656	97	0.3
Capital surplus	877	659	218	33.1
Retained earnings	60,039	57,532	2,507	4.4
Accumulated other comprehensive loss, net of tax	(1,110)	(906)	(204)	22.5
Total shareholders' equity	91,559	88,941	2,618	2.9

Total liabilities and shareholders' equity	$1,105,105	1,075,015	30,090	2.8%

Cash and Cash Equivalents
The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	March 31,	December 31,
	2006	2005
Cash working funds	$7,734	8,377
Noninterest-earning demand deposits in other banks	31,826	18,911
In-transit funds	7,202	9,690
Federal funds sold	29,436	998
Total cash and cash equivalents	$76,198	37,976

As interest rates continue to rise, liability management continues to be a critical key to enhancing the Company's profitability. Understanding the balance in costs between asset-based and liability-based liquidity and knowing which funding alternatives are most effective are factors the Company considers with regard to its liquidity and funds management.  The increase in cash and cash equivalents during the first three months of 2006 is a result of the growth in interest-bearing deposits outpacing the growth in the Company's loan and investment securities portfolios during the same period.   Excess balances of cash and cash equivalents will be employed by the Company to fund future interest-earning asset growth as adequate liquidity allows the Company to meet asset and liability obligations without delay.

The Company's liquidity is impacted by its ability to attract and retain deposit accounts, activity within and sales from its investment securities and loan portfolios, alternative sources of funds, and current earnings. The increase in cash and cash equivalents summarized above is attributed to the growth in deposits outpacing the growth in the investment securities and loan portfolios over the periods noted.

Investment Securities Available For Sale
The following table summarizes the composition of the Company's investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
U.S. Government agencies	$50,948	40.8%	49,960	39.7
State and municipal	53,843	43.1	56,006	44.4
Mortgage-backed	20,129	16.1	20,022	15.9
Total investment securities available for sale	$124,920	100.0%	125,988	100.0

Total investment securities available for sale as a percentage of total assets	11.3%		11.7

 See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the activity impacting the Company's investment securities available for sale portfolio during the three months ended March 31, 2006.

The following table summarizes the amortized costs and fair market values with regard to the Company's investment securities portfolio at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Amortized cost	Fair market value	Amortized cost	Fair market value
U.S. Government agencies	$51,323	50,948	50,257	49,960
State and municipal	54,803	53,843	56,766	56,006
Mortgage-backed	20,599	20,129	20,438	20,022
Total investment securities available for sale	$126,725	124,920	127,461	125,988

 See Note 3 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's investment securities portfolio.

Loans
General. Loans represent the most significant component of the Company's interest-earning assets with average loans accounting for 85.4%, 85.2%, and 84.0% of average interest-earning assets for the three months ended March 31, 2006, the year ended December 31, 2005, and the three months ended March 31, 2005, respectively.  The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries.  Although the Company may originate loans outside of its market area, the Company originates the majority of its loans in its primary market area of Upstate, South Carolina.

The following table summarizes the Company's loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial and industrial	$125,112	14.4%	143,334	16.5
Real estate - 1 - 4 family	164,797	19.1	167,693	19.3
Real estate - construction	25,569	3.0	29,731	3.4
Real estate - other	474,843	55.0	458,154	52.6
General consumer	57,380	6.6	55,008	6.3
Credit line	4,401	0.5	4,465	0.5
Bankcards	11,087	1.3	11,744	1.3
Others	615	0.1	873	0.1
Total loans	$863,804	100.0%	871,002	100.0

The following table summarizes the Company's loan portfolio, by loan purpose, net of the allowance for loan losses, at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial business	$90,907	10.6%	90,345	10.5
Commercial real estate	553,893	64.8	561,574	65.1
Installment	19,220	2.2	18,677	2.2
Installment real estate	57,013	6.7	55,682	6.5
Indirect	34,166	4.0	30,481	3.5
Credit line	1,929	0.2	2,022	0.2
Prime access	54,538	6.4	54,296	6.3
Residential mortgage	33,824	4.0	34,453	4.0
Bankcards	11,087	1.3	11,744	1.4
Business manager	232	-	230	-
Other	1,667	0.2	2,059	0.2
Loans in process	1,697	0.2	3,857	0.4
Deferred loans fees and costs	785	0.1	761	0.1
Loans	860,958	100.7	866,181	100.4

Mortgage loans held for sale	2,846	0.3	4,821	0.6
Total loans	863,804	101.0	871,002	101.0

Allowance for loan losses	(8,727)	(1.0)	(8,431)	(1.0)
Total loans, net	$855,077	100.0%	862,571	100.0

At March 31, 2006, the Company's net loan portfolio approximated $852.2 million, or 77.1%, of the Company's total assets compared with $857.8 million, or 79.8%, at December 31, 2005. Mortgage loans held for sale decreased $2.0 million from December 31, 2005 to March 31, 2006.

During the first three months of 2006, the Company's commercial real estate portfolio declined by $7.7 million, or 1.4%.  Although this portfolio experienced loan growth during the quarter, this growth was offset by the payoff of approximately $10 million of commercial real estate loans in which the Company participated.

Also during the first three months of 2006, the Company's indirect lending portfolio increased by $3.7 million, or 12.1%.  Management attributes this indirect loan growth to a new program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers.  Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers and their customers.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's loan portfolio.

Credit Quality. The following table summarizes the composition of the Company's classified assets by collateral type at the dates indicated (in thousands).

	March 31, 2006
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$73	2,694	1,009	-	3,776
Real estate - 1 - 4 family	151	4,933	375	-	5,459
Real estate - construction	-	-	-	-	-
Real estate - other	14	12,710	221	-	12,945
General consumer	15	317	62	-	394
Credit line	6	58	-	-	64
Total classified assets	$259	20,712	1,667	-	22,638

	December 31, 2005
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$230	2,925	851	-	4,006
Real estate - 1 - 4 family	1,147	4,023	239	-	5,409
Real estate - construction	-	-	-	-	-
Real estate - other	82	11,400	58	-	11,540
General consumer	25	287	68	-	380
Credit line	6	54	1	1	62
Total classified assets	$1,490	18,689	1,217	1	21,397

During the fourth quarter of 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million.  At year-end 2005, management believed the collateral securing these loans to be sufficient to cover the Bank's exposure.  Although one such loan has since been brought current, in accordance with the definition of substandard as defined by the Bank's lending policy, the loan remains classified as substandard. These isolated loan circumstances have resulted in classified asset balances since the third quarter of 2005 higher than the Company's typical historical balances.   Management is aware of no material relationships or specific events or trends that led to the increase in classified assets during the first three months of 2006 and believes that the increase does not indicate a deterioration of asset quality as the increase can be attributed, in most part, to isolated loan circumstances.

The Company's loan portfolio is periodically reviewed and loans are, in the opinion of management, appropriately classified. Allowances have been established against all assets requiring classification.

The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2006		2005

Nonaccrual loans	$7,526		9,913
Total nonperforming loans	7,526		9,913

Real estate acquired in settlement of loans	932		1,954
Repossessed automobiles	182		167
Total nonperforming assets	$8,640		12,034

Loans past due 90 days and still accruing (1)	$159		207

Ending loans (2)	$860,958		866,181
Nonaccrual loans as a percentage of loans (2)	0.87%		1.14
Nonperforming assets as a percentage of total assets	0.78%		1.12
Allowance for loan losses to nonaccrual loans	1.16	x	0.85

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

The following table summarizes the composition of nonaccrual loans at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Loans secured by real estate	$6,847	91.0%	9,165	92.4
Commercial and industrial	531	7.1	631	6.4
Credit cards	-	-	-	-
Other consumer	148	1.9	117	1.2
Total nonaccrual loans	$7,526	100.0%	9,913	100.0

During the fourth quarter of 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans is sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. Offsetting this decline in nonaccrual loans during the first three months of 2006 was the addition of a few moderate sized loans that were placed in nonaccrual status during the quarter.  Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans, after taking into consideration the removal of the loan noted above from nonaccrual during the first quarter of 2006, at March 31, 2006 over December 31, 2005.

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three months
	ended March 31,
	2006	2005
Real estate acquired in settlement of loans, beginning of period	$1,954	2,413
Add: New real estate acquired in settlement of loans	52	154
Less: Sales / recoveries of real estate acquired in settlement of loans	(931)	(161)
Less: Provision charged to expense	(143)	(60)
Real estate acquired in settlement of loans, end of period	$932	2,346

Activity in real estate acquired in settlement of loans is correlated to current economic conditions that impact the borrower's ability to service their debt.  Management believes that the decrease in property added to the portfolio during the first three months of 2006 was a direct reflection of continued general economic improvement gauged by factors including, but not limited to, consumer expectations, real money supply, a decline in initial unemployment claims, interest rate conditions, and manufacturing new orders. Management believes that the increase in sales over the periods presented is the result of increasing consumer confidence, which is directly correlated to consumer spending, and reflects the marketability of the properties within the portfolio.  Based on the Company's policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at March 31, 2006. Additionally, management believes that the excess of sales from the portfolio during the three months ended March 31, 2006 over additions during the same period indicate that the properties within the portfolio are marketable.

See Note 7 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's real estate acquired in settlement of loans portfolio.

As of March 31, 2006, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the quarters ended March 31, 2006 and 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Company believes that recent economic conditions have had a short-term impact on consumer confidence, especially on consumer expectations. Though consumer confidence appears to be improved from levels in recent years, management believes that higher than historical fuel costs combined with job market uncertainty continues to curb both consumer confidence and spending, when compared with past levels, in the short-term. As projected in the Company's Annual Report on Form 10-K, as rebuilding efforts have taken hold and job growth has gained momentum, management believes that consumer confidence has shown signs of and will continue to show signed of rebound during 2006. Management believes that because the Company's loan portfolio is closely monitored, any changes within the Company's loan portfolio are promptly addressed in its Allowance model. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses
The Allowance totaled $8.7 million and $8.4 million, at March 31, 2006 and December 31, 2005, respectively representing 1.01% and 0.97% of loans, calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

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

	March 31,		December 31,
	2006		2005
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$1,828	14.4%	1,897	16.5
Real estate - 1 - 4 family	1,521	19.1	1,267	19.3
Real estate - construction	26	3.0	26	3.4
Real estate - other	2,574	55.0	2,044	52.6
General consumer	1,582	6.6	2,153	6.3
Credit line	154	0.5	130	0.5
Bankcards	355	1.3	310	1.3
Others	687	0.1	604	0.1
Total	$8,727	100.0%	8,431	100.0

The following table summarizes activity within the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the three		At and for the year
	months ended March 31,		ended December 31,
	2006	2005	2005
Allowance balance, beginning of period	$8,431	7,619	7,619

Provision for loan losses	525	600	2,400

Loans charged-off
Commercial and industrial	116	82	244
Real estate - 1 - 4 family	19	70	415
Real estate - construction	-	-	-
Real estate - other	-	3	242
Consumer	144	248	891
Total loans charged-off	279	403	1,792

Recoveries
Commercial and industrial	22	2	35
Real estate - 1 - 4 family	-	-	-
Real estate - construction	-	-	-
Real estate - other	2	-	35
Consumer	26	20	134
Total recoveries	50	22	204

Net loans charged-off	229	381	1,588

Allowance balance, end of period	$8,727	7,838	8,431

Average loans (1)	$865,183	785,755	828,545
Ending loans (1)	860,958	802,948	866,181
Net loans charged-offs to average loans (1)	0.11%	0.20	0.19
Allowance for loan losses to ending loans (1)	1.01	0.98	0.97

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

See Earnings Review, Provision for Loan Losses for a discussion of the fluctuation in the provision for loan losses when comparing the three months ended March 31, 2005 with the same period of 2006.

Total net loans charged-off totaled $229 thousand during the three months ended March 31, 2006 down from $381 thousand during the same period of 2005. When comparing net loans charged-off during the periods the majority of the decline was experienced within the consumer portfolio primarily as a result of the recent gradual overall economic improvements as compared with recent years.  Management attributes the overall decline in net loans charged-off to the careful management of the Company's loan portfolio and the resulting impact such management has had on asset quality as well as overall economic improvements that generally increase the likelihood of consumer repayment of debt.

Although levels of classified assets increased from both March 31, 2005 and December 31, 2005, management believes that these increases were not necessarily the result of deterioration in asset quality.  Instead, management believes that such trends are the result of isolated events that are not necessarily indicative of historical or future credit trends.

During the fourth quarter of 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans is sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. Offsetting this decline in nonaccrual loans during the first three months of 2006 was the addition of a few moderate sized loans that were placed in nonaccrual status during the quarter.  Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans, after taking into consideration the removal of the loan noted above from nonaccrual during the first quarter of 2006.

Loan growth during the three months ended March 31, 2006 had little impact on the Company's Allowance due to the fact that total loans actually declined $7.2 million during the period. See Loans for a discussion of the fluctuation of the loan portfolio during the first three months of 2006.

In an effort to mitigate any credit deterioration resulting from economic conditions, management has and continues to emphasize conservative underwriting in an effort to manage credit quality as evidenced by the key performance indicators relative to the Allowance discussed herein.

The Company's Allowance as a percentage of ending loans, excluding those mortgage loans held for sale, increased from December 31, 2005 to March 31, 2006 primarily as a result of the fluctuations within the mix of classified assets between the periods noted.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed above, management believes that the Allowance at March 31, 2006 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.  However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits
The following table summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$386,379	40.7%	351,629	38.9
Money market deposit accounts	121,413	12.8	111,380	12.4
Savings deposit accounts	46,948	5.0	45,360	5.0
Time deposit accounts	394,320	41.5	395,014	43.7
Total traditional deposit accounts	$949,060	100.0%	903,383	100.0

Total traditional deposit accounts increased $45.7 million from December 31, 2005 to March 31, 2006. Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2005 to March 31, 2006.  At March 31, 2006, traditional deposit accounts as a percentage of liabilities were 93.6% compared with 91.6% at December 31, 2005.  The percentage of funding provided by traditional deposit accounts has increased during the three months of 2006, and accordingly, the Company has not had to rely as heavily on alternative funding sources from which to fund a portion of loan demand.

Core traditional deposit accounts, which include transaction, money market, and savings accounts, grew by $46.4 million during the first three months of 2006, or 9.1%.  The increase in core traditional deposit accounts during the first three months of 2006 was primarily a result of the Company's continued ability to attract traditional deposit accounts through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company's reputation in the communities served. Additionally, this growth in core traditional deposit accounts was enhanced by additional marketing efforts directed toward several existing deposit products.

Time deposit accounts decreased by $694 thousand during the first three months of 2006. Promotional certificate of deposit accounts offered beginning during the fourth quarter of 2004 began to mature during the first three months of 2006.  The Bank has successfully retained a large portion of these maturing funds.  The decline in time deposit accounts during the first three months of 2006 is due in large part to the funds that the Bank was unable to retain.

Although deposit growth is a top priority of the Company, such growth is not dependent on targeted programs, and management does not believe the Company will lose deposits if it does not continue to offer targeted programs.

The Company's increase in core traditional deposit accounts results from its efforts to enhance the deposit mix by working to attract lower-cost deposit accounts. As noted above, core traditional deposit accounts grew by $46.4 million during the first three months of 2006 while higher-cost time deposit accounts decreased by $694 thousand during the same period. The Company's average cost of core traditional deposit accounts for the three months ended March 31, 2006 was 1.67% compared with 0.94% for the year ended December 31, 2005 and 0.57% for the three months ended March 31, 2005. The Company's average cost of time deposit accounts for the three months ended March 31, 2006 was 3.69% compared with 2.99% for the year ended December 31, 2005 and 2.77% for the three months ended March 31, 2005. The Company's average cost of total traditional deposit accounts increased from 1.73% for the three months ended March 31, 2005 to 1.98% for the year ended December 31, 2005 further to 2.68% for the three months ended March 31, 2006.

Borrowings
Borrowings decreased $17.9 million at March 31, 2006 when compared with year-end 2005.  Borrowings as a percentage of total liabilities were approximately 2.3% and 4.1% at March 31, 2006 and December 31, 2005, respectively. The following table summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	March 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$17,725	30.1%	16,728	22.1
Commercial paper	18,146	30.8	17,915	23.7
Federal funds purchased	-	-	1,000	1.3
FHLB borrowings - short - term	-	-	16,900	22.4
FHLB borrowings - long - term	23,000	39.1	23,000	30.5
Total borrowings	$58,871	100.0%	75,543	100.0

Short and long-term borrowings are a source of funding that the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company's unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Federal funds purchased and short-term FHLB borrowings represent unsecured overnight borrowings. These borrowings are an important source of funding to the Company as they allow the Company to meet funding needs without relying on increasing deposits on a short-term basis. The decrease in borrowings at March 31, 2006 when compared with December 31, 2005 resulted from the Company's ability to meet its funding needs during the period with funds generated through deposit account growth.

At March 31, 2006, of its approximately $182 million available credit based on qualifying loans available to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $23.0 million in long-term borrowings.

FHLB advances with fixed interest rates are subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period.  Management was not aware of any circumstances at March 31, 2006 that would require prepayment of any of the Company's FHLB advances.

The table set forth below summarizes the Company's weighted average borrowing costs for the periods indicated.

	For the three months ended		For the year ended
	March 31,		December 31,
	2006	2005	2005
Retail repurchase agreements	3.37%	1.63	2.38
Commercial paper	3.49	1.57	2.33
Federal funds purchased	4.89	2.21	2.71
FHLB borrowings - short-term	5.04	1.37	3.59
FHLB borrowings - long-term	3.53	3.24	3.38

Rates paid during the three months ended March 31, 2006 increased from those paid for the year ended December 31, 2005. The primary reason for the changes in the yields paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 4.75% in a series of fifteen moves.  The increases in the Company's borrowings costs during the first three months of 2006 is attributed to these increasing rate trends.

Capital Resources
Average shareholders' equity was $91.2 million for the three months ended March 31, 2006, or 8.4% of average assets. Average shareholders' equity was $82.6 million for the year ended December 31, 2005, or 8.2% of average assets.

Total shareholders' equity increased from $88.9 million at December 31, 2005 to $91.6 million at March 31, 2006. The Company's capital ratio of total shareholders' equity to total assets was 8.3% at March 31, 2006 compared with 8.3% at December 31, 2005. During 2006, shareholders' equity was increased through the retention of earnings and stock option activity.  These increases were offset by an increase in cash dividends and a decline in accumulated other comprehensive income when comparing the three months ended March 31, 2006 with the year ended December 31, 2005.  See Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion regarding the changes in stockholders' equity during the three months ended March 31, 2006.

The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At March 31, 2006, the Company and the Bank were each categorized as well capitalized under the regulatory framework for prompt corrective action. See Note 15 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Bank's and the Company's capital regulatory requirements. At March 31, 2006, there were no conditions or events of which management was aware that would materially change the Company's or the Bank's status.

During the first three months of 2006, the Company's cash dividend payout ratio was 31.32% compared with a payout ratio of 30.27% for the year ended December 31, 2005. The Company's cash dividend payout ratio during the first three months of 2005 was 29.61%. Cash dividends per common share for the first three months of 2006 totaled $0.18, an increase of 12.5% over dividends per common share during the same period of 2005 of $0.16.

DISCLOSURES REGARDING MARKET RISK

The Company evaluated the results of its net interest income simulation prepared as of March 31, 2006 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within limits set by the Company's guidelines and the Company's balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

Net Interest Income Simulation
As of March 31, 2006, the following table summarizes forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Adjusted net interest income	Percentage change from base	Net interest margin	Net interest margin change (in basis points)
Up 200 basis points	$49,293	(5.40)%	4.72%	(0.27)
Up 100 basis points	50,768	(2.57)	4.86	(0.13)
BASE CASE	52,106	-	4.99	-
Down 100 basis points	53,102	1.91	5.09	0.10
Down 200 basis points	53,335	2.36	5.11	0.12

The simulation results as of March 31, 2006 indicate the Company's interest rate risk position was liability sensitive as the simulated impact of an downward movement in interest rates of 100 basis points would result in a 1.91% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 2.57% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 10 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 13 basis point decrease in net interest margin. The projected negative impact on the Company's net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset - Liability Committee's policy.

LIQUIDITY

General
The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities.  Approximately 86% of the investment securities portfolio was pledged to secure public deposits as of March 31, 2006 as compared with 83% at December 31, 2005.

Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, the Company has back-up sources of funds available. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At March 31, 2006, the Company had unused short-term lines of credit at correspondent banks totaling of $40 million (which were accessible at the Company's option).

In addition to these unused short-term lines of credit, the Company may utilize borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. At March 31, 2006, of its approximately $182 million available credit based on qualifying loans available to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $23.0 million, all of which was determined to be long-term when employed.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the factors impacting liquidity for the three months ended March 31, 2006.

Lending Commitments
See Off-Balance Sheet Arrangements, Lending Commitments for a discussion of the potential impact on liquidity of the Company's lending commitments at March 31, 2006.

Palmetto Bancshares
At March 31, 2006, the holding company had $18.1 million in commercial paper with a weighted average rate paid during the three month period of 3.49% compared with $17.9 million outstanding at December 31, 2005 with a weighted average paid during the year of 2.33%. At March 31, 2005, the holding company had $19.0 million in commercial paper outstanding with a weighted average rate paid during the three month period of 1.57%

Potential sources of the holding company's payment for periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At March 31, 2006, the holding company had cash reserves of $1.2 million compared with $875 thousand at December 31, 2005.  The increase between the two periods resulted primarily from the receipt of funds in conjunction with stock option transactions during the first three months of 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements principally include lending commitments, guarantees, and derivatives.

Lending Commitments
The following table summarizes the Company's contractual commitments to extend credit at March 31, 2006 (in thousands).

Home equity loans	$45,768
Credit cards	45,623
Commercial real estate development	54,710
Other unused lines of credit	51,161
Total contractual obligations	$197,262

Guarantees
At March 31, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2006 was $5.6 million.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at March 31, 2006.

Other Off-Balance Sheet Arrangements
At March 31, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

Derivatives
At March 31, 2006, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $4.6 million at March 31, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at March 31, 2006.

EARNINGS REVIEW

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview
PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three months ended
	March 31,		Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
Interest income
Interest and fees on loans	$16,453	12,891	3,562	27.6%
Interest and dividends on investment securities available for sale	1,249	1,334	(85)	(6.4)
Interest on federal funds sold	193	26	167	642.3
Dividends on FHLB stock	53	38	15	39.5
Total interest income	17,948	14,289	3,659	25.6

Interest expense
Interest on deposits including retail repurchase agreements	5,408	3,088	2,320	75.1
Interest on federal funds purchased	2	25	(23)	(92.0)
Interest on FHLB borrowings	305	297	8	2.7
Interest on commercial paper (Master notes)	138	66	72	109.1
Total interest expense	5,853	3,476	2,377	68.4

Net interest income	12,095	10,813	1,282	11.9

Provision for loan losses	525	600	(75)	(12.5)

Net interest income after provision for loan losses	11,570	10,213	1,357	13.3

Noninterest income
Service charges on deposit accounts	2,058	1,847	211	11.4
Fees for trust and brokerage services	781	803	(22)	(2.7)
Mortgage-Banking Income	222	282	(60)	(21.3)
Investment securities gains	2	54	(52)	(96.3)
Other income	919	779	140	18.0
Total noninterest income	3,982	3,765	217	5.8

Noninterest expense
Salaries and other personnel	5,775	4,964	811	16.3
Net occupancy	692	600	92	15.3
Furniture and equipment	1,006	885	121	13.7
Marketing and advertising	456	262	194	74.0
Postage and supplies	389	317	72	22.7
Telephone	213	183	30	16.4
Professional services	221	181	40	22.1
Other expense	1,393	1,458	(65)	(4.5)
Total noninterest expense	10,145	8,850	1,295	14.6

Net income before provision for income taxes	5,407	5,128	279	5.4

Provision for income taxes	1,757	1,717	40	2.3

Net income	$3,650	3,411	239	7.0%

Common Share Data
Net Income - basic	$0.58	0.54	0.04	7.4%
Net Income - diluted	0.57	0.53	0.04	7.5
Cash dividends	0.18	0.16	0.02	12.5
Book value	14.42	13.00	1.42	10.9

Weighted average common shares outstanding - basic	6,343,247	6,309,527
Weighted average common shares outstanding - diluted	6,444,002	6,407,359

Net interest margin for the three months ended March 31, 2006 was 4.83% compared with 4.66% for the same period of 2005. Over these periods average interest-earning assets increased $75.7 million, or 8.1%, while interest-bearing liabilities increased $65.6 million, or 8.3%. The yield on interest-earning assets and the cost of interest-bearing liabilities for the three months ended March 31, 2006 was 7.16% and 2.77%, respectively, up from 6.42% and 2.10%, respectively, for the year ended December 31, 2005 and 6.16% and 1.78%, respectively, for the three months ended March 31, 2005.

Earnings resulted in a return on average shareholders' equity of 16.22%, 16.06% and 16.74% for the three months ended March 31, 2006, the year ended December 31, 2005, and the three months ended March 31, 2005, respectively. Return on average assets was 1.36%, 1.32%, and 1.37% for the same periods.

Net Interest Income
Net interest income for the three months ended March 31, 2006 increased $1.3 million, or 11.9%, to $12.1 million from $10.8 million for the three months ended March 31, 2005. During the first three months of 2006, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 100 basis points to 7.16% during the three months ended March 31, 2006 from 6.16% during the three months ended March 31, 2005. The average cost of interest-bearing liabilities increased 99 basis points to 2.77% during the three months ended March 31, 2006 from 1.78% during the three months ended March 31, 2005. Net interest income for the three months ended March 31, 2006 was $12.1 million, and the net yield on interest-earning assets was 4.83%. Average interest-earning assets increased $75.7 million over the same periods, while interest-bearing liabilities increased $65.6 million. The primary reason for the increase in the yields earned and paid on interest-earnings assets and interest-bearing liabilities, respectively, has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 4.75% in a series of fifteen moves.

The following table summarizes the Company's average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). It also presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The impact of the combination of rate and volume change has been divided equally between the rate change and volume change. The Company's yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities.

	For the three months ended March 31,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Federal funds sold	$18,824	$193	4.16%	$4,235	$26	2.49%
FHLB stock	3,434	53	6.26	3,986	38	3.87
Investment securities, nontaxable (1)	55,210	497	3.65	66,679	618	3.76
Investment securities, taxable (1)	70,708	752	4.31	75,199	716	3.86
Loans, net of unearned (2)	868,109	16,453	7.69	790,453	12,891	6.61
Total interest-earning assets	1,016,285	17,948	7.16	940,552	14,289	6.16

Noninterest-earning assets
Cash and due from banks	34,680			31,649
Allowance for loan losses	(8,532)			(7,648)
Premises and equipment, net	23,076			22,274
Accrued interest receivable	5,107			4,321
Other	16,687			15,350
Total noninterest-earning assets	71,018			65,946

Total assets	$1,087,303			$1,006,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$349,938	$1,595	1.85%	$284,638	$431	0.61%
Savings deposit accounts	45,737	35	0.31	45,878	32	0.28
Time deposit accounts	395,763	3,604	3.69	371,997	2,538	2.77
Total interest-bearing deposits	791,438	5,234	2.68	702,513	3,001	1.73

Retail repurchase agreements	19,223	174	3.67	21,686	87	1.63
Commercial paper	16,017	138	3.49	17,018	66	1.57
Federal funds purchased	166	2	4.89	4,581	25	2.21
FHLB borrowings - short-term	8,454	105	5.04	16,855	57	1.37
FHLB borrowings - long-term	23,000	200	3.53	30,000	240	3.24
Total interest-bearing liabilities	858,298	5,853	2.77	792,653	3,476	1.78

Noninterest-bearing liabilities
Noninterest-bearing deposits	131,621			126,636
Other noninterest-bearing liabilities	6,144			4,616
Total noninterest-bearing liabilities	137,765			131,252

Total liabilities	996,063			923,905

Shareholders' equity	91,240			82,593

Total liabilities and shareholders' equity	$1,087,303			$1,006,498

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$12,095	4.83%		$10,813	4.66%

(1)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.
(2)			Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

The following rate / volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations when comparing the three months ended March 31, 2006 to the three months ended March 31, 2005 (in thousands).

	For the three months ended March 31, 2006 compared with the three months ended March 31, 2005
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,344	2,218	3,562
Investment securities	(166)	81	(85)
Other	146	36	182
Total interest-earning assets	$1,324	2,335	3,659

Interest-bearing liabilities
Interest-bearing deposits	$419	1,814	2,233
Other	(75)	219	144
Total interest-bearing liabilities	$344	2,033	2,377

NET INTEREST INCOME	$980	302	1,282

Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment securities and the need to reinvest those funds at current market spreads for new interest-earning assets.

Provision for Loan Losses
The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company's Allowance model.   The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged‑offs, recoveries, and other factors that impact management's assessment of the adequacy of the Allowance.  Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio.  Additions to the Allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $525 thousand and $600 thousand for the three months ended March 31, 2006 and 2005, respectively. The Allowance at March 31, 2006, December 31, 2005, and March 31, 2005 was $8.7 million, $8.4 million, and $7.8 million, respectively and represented 1.01%, 0.97%, and 0.98% of loans less mortgage loans held for sale and unearned at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

The decline in the provision for loan losses during the first quarter of 2006 when compared with the first quarter of 2005 was impacted by several factors, including, but not limited to, levels of loans charged-off, nonperforming assets, classified assets, and loan portfolio growth as well as management's assessment of current economic conditions.

Net loans charged-off improved during the first three months of 2006 when compared with the same period of 2005 from $381 thousand, or 0.20% of average loans excluding mortgage loans held for sale and unearned amounts to $229 thousand, or 0.11% of average loans excluding mortgage loans held for sale and unearned amounts. See Financial Condition, Allowance for Loan Losses for discussion regarding the level of net loans charged-off during the three months ended March 31, 2006.

As discussed in Financial Condition, Loans, although classified assets increased from March 31, 2005 to March 31, 2006, management believes that the increases were attributed to the isolated loan conditions discussed in Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q rather than credit deterioration within the loan portfolio.  When considering key performance indicators without these two loan relationships, the balances of classified assets declined slightly from March 31, 2005 to March 31, 2006.  After adjusting the March 31, 2006 results for these two loan relationships, classified assets declined $1.2 million at March 31, 2006 from March 31, 2005.

In addition to the decline in net charge-off levels and classified assets adjusted for the two isolated loan relationships, the decline of the total loan portfolio of $7.2 million during the first three months of 2006 also contributed to the reduction to earnings in order to maintain the Allowance at an adequate level.  See Financial Condition, Loans, for further discussion regarding the decline in the loan portfolio during the first three months of 2006.

Offsetting these factors that resulted in a reduction to earnings in order to maintain the Allowance at an adequate level was an increase in nonaccrual loans.  As discussed above, two loan relationships, totaling $7.2 million, were placed in nonaccrual status and classified during the fourth quarter of 2005.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million at December 31, 2005) that warranted the removal of nonaccrual status at that time. Offsetting this decline in nonaccrual loans during the first three months of 2006 was the addition of a few moderate sized loans that were placed in nonaccrual status during the quarter.  When considering key performance indicators without the loan relationship that has since been removed from nonaccrual status, the balances of nonaccrual loans increased from December 31, 2005 to March 31, 2006.  After adjusting the March 31, 2006 results for the loan relationship since removed from nonaccrual status, nonaccrual loans increased approximately $900 thousand at March 31, 2006 from December 31, 2005 as a result of the addition of a few moderate sized loans that were placed in nonaccrual status during the quarter.  Management believes the collateral securing the remaining loan placed in nonaccrual during the fourth quarter of 2006 is sufficient to cover the Bank's exposure.  Management is aware of no material relationships or specific events or trends that led to the increase in nonaccrual loans, after taking into consideration the removal of the loan noted above from nonaccrual during the first quarter of 2006.

Noninterest Income
Noninterest income for the three months ended Mach 31, 2006 totaled $4.0 million, up $217 thousand compared with the first quarter of 2005. The main contributors to the increase in noninterest income were increases in service charges on deposit accounts and other noninterest income of $211 thousand and $140 thousand, respectively.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 51.7% of noninterest income during the three months ended March 31, 2006 compared with 49.1% of noninterest income for the same period of 2005. Service charges on deposit accounts increased $211 thousand, or 11.4% when comparing the same periods. Management believes that the increase in service charges on deposit accounts is due, in part, to the increase in core traditional deposit accounts when comparing the three months ended March 31, 2005 to the same period of 2006.

Other noninterest income increased $140 thousand during the three months ended March 31, 2006 over the same period of 2005. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2006 increased $1.3 million, or 14.6%, to $10.1 million from $8.9 million during the three months ended March 31, 2005. The primary contributors to this increase were increases in salaries and other personnel, furniture and equipment, and marketing and advertising expenses.

Comprising 56.9% of noninterest expense during the three months ended March 31, 2006 and 56.1% of noninterest expense during the three months ended March 31, 2005, salaries and other personnel expense increased between the periods by $811 thousand to $5.8 million from $5.0 million. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers as well as the addition of new officer positions including those positions created with regard to the opening of the new Easley banking office during the third quarter of 2005.

Several factors contributed to the increase of $121 thousand in furniture and equipment expense during the first three months of 2006 over the same period of 2005.  One factor contributing to this increase was the move of the Bank's East Blackstock Road banking office in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina during the fourth quarter of 2005.  Also contributing to this increase was the completion of the building of the Easley banking office during 2005 resulting in increased expense, including, but not limited to, maintenance contracts.

Marketing and advertising expense increased $194 thousand during the first three months of 2006 compared with the same quarter of 2005.  Impacting this increase were costs associated with the Company's additional marketing efforts directed toward the reintroduction of several existing deposit products. Additionally, expenses were incurred during the first three months of 2006, and will continue to be incurred throughout 2006, in conjunction with the Company's 100-year anniversary celebration.

Provision for Income Taxes
Income tax expense totaled $1.8 million for the three months ended March 31, 2006, compared with $1.7 million for the three months ended March 31, 2005.  The Company's effective tax rate was 32.5% and 33.5%, respectively, during the two periods.

ACCOUNTING AND REPORTING MATTERS

See Note 1 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements and those adopted by the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See Disclosures Regarding Market Risk contained within Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of the information required by this item.

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

Changes in Internal Controls
During the first quarter of 2006, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the information required by this item.

Item 1a. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1a to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Dated:   May 10, 2006