Form 10-Q
period 2006-06-30
PALMETTO BANCSHARES INC
filed 2006-08-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from __________ to __________

Commission file number 0-26016

PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(864) 984-4551	www.palmettobank.com
(Registrant's telephone number)	(Registrant's web site)

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

Large acclerated filer [ ]	Acclerated filer [x]	Non-acclerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,356,635

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1a.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$43,270	36,978
Federal funds sold	23,380	998
Total cash and cash equivalents	66,650	37,976

Federal Home Loan Bank ("FHLB") stock, at cost	2,599	3,786
Investment securities available for sale, at fair market value	115,440	125,988
Mortgage loans held for sale	3,247	4,821

Loans	889,117	866,181
Less: allowance for loan losses	(8,879)	(8,431)
Loans, net	880,238	857,750

Premises and equipment, net	23,733	22,676
Accrued interest receivable	5,338	5,226
Goodwill	3,691	3,691
Other intangible assets	151	175
Other	14,986	12,926
Total assets	$1,116,073	1,075,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$133,777	131,157
Interest-bearing	832,500	772,226
Total deposits	966,277	903,383

Retail repurchase agreements	17,961	16,728
Commercial paper (Master notes)	22,104	17,915
Federal funds purchased	-	1,000
FHLB borrowings	10,000	39,900
Other	6,105	7,148
Total liabilities	1,022,447	986,074

Commitments and contingencies (Note 14)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,356,635 and 6,331,335
at June 30, 2006 and December 31, 2005, respectively.	31,783	31,656
Capital surplus	941	659
Retained earnings	62,626	57,532
Accumulated other comprehensive loss, net of tax	(1,724)	(906)
Total shareholders' equity	93,626	88,941

Total liabilities and shareholders' equity	$1,116,073	1,075,015

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods ended June 30,
	2006	2005
Interest income
Interest and fees on loans	$17,115	14,099
Interest on investment securities available for sale:
U.S. Government agencies (taxable)	509	169
State and municipal (nontaxable)	496	572
Mortgage-backed securities (taxable)	210	564
Interest on federal funds sold	393	39
Dividends on FHLB stock	46	54
Total interest income	18,769	15,497

Interest expense
Interest on deposits	6,030	3,335
Interest on retail repurchase agreements	176	110
Interest on commercial paper	206	93
Interest on federal funds purchased	12	40
Interest on FHLB borrowings	177	365
Total interest expense	6,601	3,943

Net interest income	12,168	11,554

Provision for loan losses	525	600

Net interest income after provision for loan losses	11,643	10,954

Noninterest income
Service charges on deposit accounts	2,047	1,992
Fees for trust and brokerage services	847	748
Mortgage-banking income	275	474
Investment securities gains	1	15
Other	910	787
Total noninterest income	4,080	4,016

Noninterest expense
Salaries and other personnel	5,709	5,608
Net occupancy	699	659
Furniture and equipment	960	920
Marketing and advertising	340	261
Postage and supplies	347	315
Telephone	182	183
Professional services	259	219
Other	1,693	1,470
Total noninterest expense	10,189	9,635

Net income before provision for income taxes	5,534	5,335

Provision for income taxes	1,803	1,788

Net income	$3,731	3,547

Common Share Data
Net income - basic	$0.59	0.56
Net income - diluted	0.58	0.55
Cash dividends	0.18	0.16
Book value	14.73	13.49

Weighted average common shares outstanding - basic	6,354,888	6,314,043
Weighted average common shares outstanding - diluted	6,429,759	6,420,995

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the six month periods ended June 30,
	2006	2005
Interest income
Interest and fees on loans	$33,568	26,990
Interest on investment securities available for sale:
U.S. Government agencies (taxable)	1,039	251
State and municipal (nontaxable)	993	1,190
Mortgage-backed securities (taxable)	432	1,198
Interest on federal funds sold	586	65
Dividends on FHLB stock	99	92
Total interest income	36,717	29,786

Interest expense
Interest on deposits	11,263	6,337
Interest on retail repurchase agreements	351	196
Interest on commercial paper	344	159
Interest on federal funds purchased	14	65
Interest on FHLB borrowings	482	662
Total interest expense	12,454	7,419

Net interest income	24,263	22,367

Provision for loan losses	1,050	1,200

Net interest income after provision for loan losses	23,213	21,167

Noninterest income
Service charges on deposit accounts	4,105	3,839
Fees for trust and brokerage services	1,628	1,551
Mortgage-banking income	497	756
Investment securities gains	3	69
Other	1,829	1,566
Total noninterest income	8,062	7,781

Noninterest expense
Salaries and other personnel	11,484	10,572
Net occupancy	1,391	1,259
Furniture and equipment	1,966	1,805
Marketing and advertising	796	523
Postage and supplies	736	632
Telephone	395	366
Professional services	480	400
Other	3,086	2,928
Total noninterest expense	20,334	18,485

Net income before provision for income taxes	10,941	10,463

Provision for income taxes	3,560	3,505

Net income	$7,381	6,958

Common Share Data
Net income - basic	$1.16	1.10
Net income - diluted	1.15	1.08
Cash dividends	0.36	0.32
Book value	14.73	13.49

Weighted average common shares outstanding - basic	6,349,099	6,311,798
Weighted average common shares outstanding - diluted	6,423,970	6,418,417
See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data)
(unaudited)
					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

Net income				6,958		6,958
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $433					(692)
Less: reclassification adjustment included
in net income, net of tax effect of $27					(42)
Net unrealized losses on securities						(734)

Comprehensive income						6,224

Cash dividend declared and paid ($0.32 per share)				(2,020)		(2,020)
Exercise of stock options	20,000	100	148			248

Balance at June 30, 2005	6,317,285	$31,586	$596	$52,861	$171	$85,214

Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				7,381		7,381
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $513					(820)
Less: reclassification adjustment included
in net income, net of tax effect of $1					2
Net unrealized losses on securities						(818)

Comprehensive income						6,563

Cash dividend declared and paid ($0.36 per share)				(2,287)		(2,287)
Compensation expense related to stock options			55			55
Exercise of stock options	25,300	127	227			354

Balance at June 30, 2006	6,356,635	$31,783	$941	$62,626	$(1,724)	$93,626

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the six month periods ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$7,381	6,958
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,279	1,664
Investment securities gains	(3)	(15)
Provision for loan losses	1,050	1,200
Origination of mortgage loans held for sale	(27,247)	(35,621)
Proceeds from sale of mortgage loans held for sale	29,111	37,071
Gain on sale of mortgage loans	(290)	(616)
Increase in accrued interest receivable	(112)	(313)
Compensation expense related to stock options	55	-
Increase in other assets, net	(1,737)	(2,131)
Decrease in other liabilities, net	(1,043)	(619)

Net cash provided by operating activities	8,444	7,578

Cash flows from investing activities
Purchase of investment securities available for sale	(10,566)	(46,058)
Proceeds from maturities of investment securities available for sale	12,545	685
Proceeds from sales of investment securities available for sale	4,129	43,574
Proceeds from calls of investment securities available for sale	458	1,404
Principal paydowns on mortgage-backed securities available for sale	2,694	8,517
Redemption (purchase) of FHLB stock	1,187	(1,473)
Net increase in loans outstanding	(23,621)	(54,701)
Purchases of premises and equipment, net	(2,079)	(1,371)

Net cash used in investing activities	(15,253)	(49,423)

Cash flows from financing activities
Net increase in deposit accounts	62,894	32,284
Net increase in retail repurchase agreements	1,233	2,733
Net increase in commercial paper	4,189	650
Decrease in federal funds purchased	(1,000)	-
Net increase (decrease) in FHLB borrowings	(29,900)	19,400
Proceeds from stock option activity	354	248
Dividends paid	(2,287)	(2,020)

Net cash provided by financing activities	35,483	53,295

Net increase in cash and cash equivalents	28,674	11,450
Cash and cash equivalents, beginning of the period	37,976	33,445

Cash and cash equivalents, end of the period	$66,650	44,895

Supplemental Information
Cash paid during the period for:
Interest expense	$12,663	7,357
Income taxes	3,959	3,792

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized loss on investment securities available
for sale, net of income tax	$(818)	(734)
Loans transferred to other real estate owned, at fair market value	83	516
Loans charged-off	712	858

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

Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company's management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications
Certain amounts previously presented in the Company's Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on the prior periods' net income or retained earnings as previously reported. During the first quarter of 2006, due to the nature of the account, the Company began classifying its interest bearing overnight investment account at the Federal Home Loan Bank as federal funds sold.  Prior to 2006, this account had been classified within the cash and due from banks financial statement line item.  As such, this change resulted in reclassifications within the Consolidated Balance Sheets and Consolidated Statements of Income.

Stock Option Plans
In an effort to provide investors and other users of financial statements with more complete and consistent financial information, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," which requires that the compensation cost relating to stock-based payment transactions be measured based on the fair value of the equity or liability instruments issued and recognized in financial statements. Prior to its revision, SFAS No. 123, "Accounting for Stock-Based Compensation," allowed a company to adopt either the fair value method of valuation or the intrinsic valuation method presented under APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") to account for stock-based compensation. SFAS No. 123 permitted companies to recognize as expense over the instrument's vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models did not provide a reliable measure of stock option fair value. Therefore, as permitted, the Company applied the accounting rules permitted under APB No. 25 and provided pro forma net income and pro forma net income per common share disclosures for stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The provisions of APB No. 25 and related interpretations required compensation cost for options to be recognized only if the market price of the underlying stock exceeded the exercise price on the date of grant. As such, no stock-based compensation cost has typically been reflected in net income of the Company, as all stock-based awards granted under current and past plans have historically had an exercise price equal to the fair value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) to account for compensation costs under its current stock option plan.  In conjunction with the adoption of SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table summarizes the impact on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards for the periods indicated (in thousand, except common share data).

	For the three month period ended June 30,		For the six month period ended June 30,
	2006	2005	2006	2005
Net income, as reported	$3,731	3,547	7,381	6,958
Add: stock-based compensation expense included in reported
net income, net of related tax effects	31	-	55	-
Deduct: stock-based compensation expense determined under fair market
value based method for all awards, net of related tax effects	(31)	(24)	(55)	(48)
Pro forma net income including stock-based compensation expense
based on fair market value method	$3,731	3,523	7,381	6,910

Common Share Data:
Net income - basic, as reported	$0.59	0.56	1.16	1.10
Net income - basic, pro forma	0.59	0.56	1.16	1.09

Net income - diluted, as reported	$0.58	0.55	1.15	1.08
Net income - diluted, pro forma	0.58	0.55	1.15	1.08

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated.

	For awards granted during the three month period ended June 30,		For awards granted during the six month period ended June 30,
	2006	2005	2006	2005
Awards granted	5,000	-	15,000	33,000

Dividend yields	2.7%	-	2.7	2.6
Expected volatility	5	-	5	10
Risk-free interest rate	4	-	4	4
Expected term (years)	10	-	10	10
Vesting period (years)	5	-	5	5

See Note 12 contained herein for further discussion regarding the Company's stock option plan.

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

		June 30, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$121,404	130%	14%
Residential mortgage instruments	169,875	181	19
Nonresidential mortgage instruments	497,527	531	56

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at June 30, 2006, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

Other Information
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

Recently Issued Accounting Pronouncements
Management is aware of no recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company though there may have been accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

2.   CASH AND CASH EQUIVALENTS

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	June 30,	December 31,
	2006	2005
Cash working funds	$6,933	8,377
Noninterest-earning demand deposits in other banks	21,779	18,911
In-transit funds	14,558	9,690
Federal funds sold	23,380	998
Total cash and cash equivalents	$66,650	37,976

Liability management continues to be a critical key to enhancing the Company's profitability. Understanding the balance in costs between asset-based and liability-based liquidity and knowing which funding alternatives are most effective are factors the Company considers with regard to its liquidity and funds management.  The increase in cash and cash equivalents during the first six months of 2006 is a result of the growth in interest-bearing deposits outpacing the growth in the Company's loan and investment securities portfolios during the same period.   Excess balances of cash and cash equivalents will be employed by the Company to fund future interest-earning asset growth as adequate liquidity allows the Company to meet asset and liability obligations without delay.

The average outstanding federal funds sold for the six month periods ended June 30, 2006 and 2005 was $24.4 million and $4.5 million, respectively.  The maximum amount of federal funds sold at any month-end during the six month periods ended June 30, 2006 and 2005 was $28.6 million and $7.3 million, respectively.

The average outstanding federal funds sold for the year ended December 31, 2005 was $4.1 million, respectively.  The maximum amount of federal funds sold at any month-end during the same period was $13.3 million.

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits.  At June 30, 2006 and December 31, 2005, the Federal Reserve required that the Company maintain $6.9 million and $8.5 million in reserve balances, respectively.  These required reserves were met through vault cash and deposits at the Federal Reserve and correspondent banks.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	June 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Investment securities available for sale
U.S. Government agencies	$42,433	-	(516)	41,917
State and municipal	56,765	31	(1,620)	55,176
Mortgage-backed	19,045	-	(698)	18,347
Total investment securities available for sale	$118,243	31	(2,834)	115,440

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Investment securities available for sale
U.S. Government agencies	$50,257	-	(297)	49,960
State and municipal	56,766	185	(945)	56,006
Mortgage-backed	20,438	1	(417)	20,022
Total investment securities available for sale	$127,461	186	(1,659)	125,988

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company's investment securities available for sale portfolio during the six month period ended June 30, 2006.

During the quarter ended June 30, 2006, the Company had realized gains totaling $1 thousand and no realized losses on sales of investment securities available for sale compared with realized gains of $264 thousand and realized losses amounting to $249 thousand during the same quarter of 2005.  During the six month period ended June 30, 2006, the Company had realized gains of $25 thousand and realized losses amounting to $22 thousand on sales of investment securities available for sale compared with realized gains of $382 thousand and realized losses amounting to $313 thousand during the same period of 2005.  Specific identification is the basis on which cost is determined in computing realized gains and losses.

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
U.S. Government agencies	7	$31,738	$(292)	6	10,179	(224)	13	41,917	(516)
State and municipal	58	23,489	(552)	74	25,687	(1,068)	132	49,176	(1,620)
Mortgage-backed	8	3,350	(144)	24	14,810	(554)	32	18,160	(698)
Total investment securities available for sale	73	$58,577	$(988)	104	50,676	(1,846)	177	109,253	(2,834)

Management believes that these unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity.  Having investments that can be liquidated to meet loan demand or for deposit withdrawals is intrinsic to the Company's business of banking. To meet customer needs, the Company must have the ability to liquidate these funds easily and quickly, yet if unneeded, the investments typically are held until maturity. If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many constraints including, but not limited to, asset - liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

Investment securities available for sale with an aggregate carrying value totaling $108.9 million and $104.9 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

4.   LOANS

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial business	$95,656	10.8%	90,345	10.5
Commercial real estate	566,267	64.1	561,574	65.1
Installment	20,146	2.3	18,677	2.2
Installment real estate	59,815	6.7	55,682	6.5
Indirect	35,686	4.0	30,481	3.5
Credit line	1,946	0.2	2,022	0.2
Prime access	54,808	6.2	54,296	6.3
Residential mortgage	37,029	4.2	34,453	4.0
Bankcards	11,219	1.3	11,744	1.4
Business manager	613	0.1	230	-
Other	1,783	0.2	2,059	0.2
Loans in process	3,423	0.4	3,857	0.4
Deferred loans fees and costs	726	0.1	761	0.1
Loans	889,117	100.6	866,181	100.4

Mortgage loans held for sale	3,247	0.4	4,821	0.6
Total loans, gross	892,364	101.0	871,002	101.0

Allowance for loan losses	(8,879)	(1.0)	(8,431)	(1.0)
Total loans, net	$883,485	100.0%	862,571	100.0

Loans included in the preceding table are net of participations sold and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $312.8 million and $304.2 million at June 30, 2006 and December 31, 2005, respectively. The majority of these mortgage loans sold and serviced for others are serviced for the Federal Home Loan Mortgage Corporation. See Note 6 contained herein for further discussion regarding mortgage loans serviced by the Company for others. Net gains on the sale of mortgage loans, included in Mortgage-Banking Income in the Company's Consolidated Statements of Income, totaled $132 thousand and $413 thousand for the quarters ending June 30, 2006 and 2005, respectively, and $290 thousand and $616 thousand for the six month periods ending June 30, 2006 and 2005, respectively.

During the first six months of 2006, the Company's indirect lending portfolio increased by $5.2 million, or 17.1%.  Management attributes this indirect loan growth to a program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers.  Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers and their customers.

See Note 1 contained herein for discussion regarding the Company's concentration of credit risk.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	June 30,	December 31,
	2006	2005
Nonaccrual loans	$6,551	9,913
Loans past due 90 days and still accruing (1)	122	207
	$6,673	10,120

(1) Substantially all of these loans are bankcard loans

At December 31, 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans was sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. Additionally, current payments have been received since the loan was brought current and removed from nonaccrual status.  After taking into consideration the removal of this loan from nonaccrual status during the first six months of 2006, the balance of nonaccrual loans has remained relatively unchanged since December 31, 2005.  Management believes the collateral securing the remaining isolated loan circumstance as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 continued to be sufficient to cover the Bank's exposure at June 30, 2006.

As noted above, at December 31, 2005 two loans totaling $7.2 million, both of which were secured by other real estate, were placed in nonaccrual status.  At June 30, 2006, one of these loans had been removed from nonaccrual status and one loan remained in nonaccrual status.  As noted above, management believes that the collateral securing the loan remaining in nonaccrual status is sufficient to cover the Bank's exposure.  The following table summarizes nonaccrual loan trends over the twelve month period ended June 30, 2006 after adjusting the nonaccrual loan balance for the special circumstance loan remaining in nonaccrual status at June 30, 2006 (in thousands).

	June 30,		June 30,
	2006		2005
Nonaccrual loans	$6,551		2,343
Less: remaining loan discussed above	(3,903)		-
Adjusted nonaccrual loans	$2,648		2,343

Ending loans (1)	$889,117		826,802
Nonaccrual loans as a percentage of loans (1)	0.30%		0.28
Nonperforming loans as a percentage of
total assets	0.24%		0.22
Allowance for loan losses to nonaccrual
loans	3.35	x	3.44

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Nonaccrual loan trends remained relatively unchanged over the six and twelve month periods ended June 30, 2006 after adjusting for the special circumstance loans discussed herein.

The table set forth below summarizes the activity impacting the allowance for loan losses (the "Allowance") for the periods indicated (in thousands).

	For the three month period		For the six month period
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Allowance, beginning of period	$8,727	7,838	8,431	7,619
Provision for loan losses	525	600	1,050	1,200

Loans charged-off	(433)	(455)	(712)	(858)
Loan recoveries	60	68	110	90
Net loans charged-off	(373)	(387)	(602)	(768)

Allowance, end of period	$8,879	8,051	$8,879	8,051

As of June 30, 2006, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the three and six month periods ended June 30, 2006 and 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Bank makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time.  The Bank also provides standby letters of credit. See Note 14 contained herein for further discussion regarding the Company's commitments.

5.   PREMISES AND EQUIPMENT, NET

The following table summarizes the Company's premises and equipment balances at the dates indicated (in thousands).

	June 30,	December 31,
	2006	2005
Land	$6,297	5,856
Buildings	16,137	15,552
Leasehold improvements	2,821	2,775
Furniture and equipment	17,216	16,578
Software	3,102	2,858
Bank automobiles	870	816
Premises and equipment, gross	46,443	44,435

Accumulated depreciation and amortization	(22,710)	(21,759)
Premises and equipment, net	$23,733	22,676

The following table summarizes the depreciation of premises and equipment for the years indicated (in thousands). Depreciation on buildings and leasehold improvements is included in Net Occupancy Expense on the Company's Consolidated Statements on Income. Depreciation on furniture and equipment, software, and bank automobiles is included in Furniture And Equipment Expense on the Company's Consolidated Statements on Income.

	For the three month period		For the six month period
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Buildings	$117	105	233	210
Leasehold improvements	46	68	82	84
Furniture and equipment	248	241	496	483
Software	68	66	135	132
Bank automobiles	39	38	76	75
Total depreciation	$518	518	1,022	984

Contributing to the increase in building depreciation expense for both the three and six month periods ended June 30, 2006 over the same periods of 2005 was the completion of the building of the Easley banking office during the third quarter of 2005 as well as the commencing of construction of the Boiling Springs banking office during early 2006.

The Bank entered into additional leases in 2005, and therefore additional leasehold improvements and related depreciation, in conjunction with the move of the Bank's banking office on East Blackstock Road in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina and with regard to the banking office used temporarily during the construction of the new Easley banking office opened in 2005.  The lease relating to the temporary Easley banking office expired in December 2005 but nonetheless resulted in increased leasehold improvement expense during 2005.  During 2006, the Bank entered into a one year lease with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office to be opened in 2006.  Based on these circumstances, leasehold improvement deprecation would likely increase.  However, when comparing both the three and six month periods ended June 30, 2006 with those periods of 2005, such depreciation actually declined.  In conjunction with the issuance of EITF 05-06 during June 2005, the Company reevaluated its leasehold improvements to ensure useful lives were limited to lease terms including renewals that are deemed to be reasonably assured.  As such additional one-time amounts were taken in 2005 resulting in higher than historical leasehold improvement depreciation balances.

6.   MORTGAGE-SERVICING RIGHTS

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retained. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $312.8 million and $304.2 million at June 30, 2006 and December 31, 2005, respectively. The majority of these mortgage loans sold and serviced for others are serviced for the Federal Home Loan Mortgage Corporation.

The following table summarizes the changes in the the Company's mortgage-servicing right portfolio for the periods indicated (in thousands).

	For the three month		For the six month
	period ended June 30,		period ended June 30,
	2006	2005	2006	2005
Mortgage-servicing right portfolio, net of
valuation allowance, beginning of period	$2,628	2,371	2,626	2,316
Capitalized mortgage-servicing rights	149	352	238	527
Mortgage-servicing right portfolio amortization	(123)	(259)	(290)	(397)
Change in mortgage-servicing right valuation allowance	19	84	99	102
Mortgage-servicing right portfolio, net of
valuation allowance, end of period	$2,673	2,548	2,673	2,548

Mortgage-servicing right amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of mortgage-servicing rights at June 30, 2006, December 31, 2005, and June 30, 2005 was $2.7 million, $2.6 million, and $2.5 million, respectively.

The decline in mortgage-servicing rights capitalized is primarily due to the lower level of mortgage loan sales during the three and six month periods ended June 30, 2006 when compared with the same periods of 2005. This decline in mortgage loan sales was the result of a decline in mortgage loan originations. The decline in amortization of capitalized mortgage-servicing rights during the three and six month periods ended June 30, 2006 when compared with the same periods of 2005 was due primarily to a slowing level of mortgage loan prepayment activity.  Additionally, over the last several years the Company was required to record reserves for impairment as declining interest rates caused the estimated fair value of its mortgage-servicing right portfolio to fall below recorded values. Recent increases in market interest rates for mortgage loans resulted in increases in the estimated fair value of the Company's mortgage-servicing right portfolio, allowing the Company to recover a portion of previously recorded impairment reserves through the mortgage-servicing right valuation allowance.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing right portfolio for the periods indicated (in thousands).

	For the three month		For the six month
	period ended June 30,		period ended June 30,
	2006	2005	2006	2005
Valuation allowance, beginning of period	$34	114	114	132
Aggregate additions charged and reductions credited to operations	(19)	(84)	(99)	(102)
Valuation allowance, end of period	$15	30	15	30

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

	June 30,	December 31,	June 30,
	2006	2005	2005
Goodwill	$3,691	3,691	3,691
Customer list intangibles	151	175	247
Total intangible assets	$3,842	3,866	3,938

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three month		For the six month
	period ended June 30,		period ended June 30,
	2006	2005	2006	2005
Balance, at beginning of period	$163	283	175	320
Less: amortization	(12)	(36)	(24)	(73)
Balance, at end of period	$151	247	151	247

The following table summarizes the gross carrying amount and accumulated deprecation of intangible assets with finite lives at the dates indicated (in thousands).

	June 30,	December 31,	June 30,
	2006	2005	2005
Customer list intangibles, gross	$1,779	1,779	1,779
Less: accumulated amortization	(1,628)	(1,604)	(1,532)
Customer list intangibles, net	$151	175	247

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

The Company's intangible assets with infinite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. No changes were made to the carrying amount of goodwill during the three or six month periods ended June 30, 2006 as a result of such impairment tests. Additionally, management is aware of no material events or uncertainties that have occurred since June 30, 2006 that would indicate that there might be impairment.

8.   REAL ESTATE AND PERSONAL PROPERTY ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes real estate and personal property acquired in settlement of loans at the dates indicated (in thousands).

	June 30,	December 31,	June 30,
	2006	2005	2005
Real estate acquired in settlement of loans	$728	1,954	2,323
Repossessed automobiles acquired in settlement of loans	303	167	180
Total property acquired in settlement of loans	$1,031	2,121	2,503

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	period ended June 30,		period ended June 30,
	2006	2005	2006	2005
Real estate acquired in settlement of loans, beginning of period	$932	2,346	1,954	2,413
Add: New real estate acquired in settlement of loans	31	362	83	516
Less: Sales / recoveries of real estate acquired in
settlement of loans	(190)	(236)	(1,121)	(397)
Less: Provision charged to expense	(45)	(149)	(188)	(209)
Real estate acquired in settlement of loans, end of period	$728	2,323	728	2,323

9.   DEPOSITS

The following table summarizes the Company's deposit composition at the dates indicated (in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$401,562	41.6%	351,629	38.9
Money market deposit accounts	124,080	12.8	111,380	12.4
Savings deposit accounts	46,222	4.8	45,360	5.0
Time deposit accounts	394,413	40.8	395,014	43.7
Total traditional deposit accounts	$966,277	100.0%	903,383	100.0

10.   FEDERAL HOME LOAN BANK BORROWINGS

At June 30, 2006, of its approximately $185 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $19.0 million in a letter of credit used to secure public deposits as required or permitted by law.

The following table summarizes the Company's borrowings from the FHLB at the dates indicated  (dollars in thousands).

	June 30, 2006
	Long-term	Short-term	Total
Borrowing balance outstanding	$10,000	-	10,000
Interest rate	3.85%	-	3.85	(1)
Maturity date	6/14/2007	Overnight

	December 31, 2005
	Long-term		Short-term	Total
Borrowing balance outstanding	$13,000	10,000	16,900	39,900
Interest rate	3.27%	3.85	4.44	3.91	(1)
Maturity date	6/14/2006	6/14/2007	Overnight

(1) Represents weighted average rate at the dates indicated.

The following table summarizes the Company's FHLB borrowing information at and for the dates indicated (dollars in thousands).

	At and for the six month		At and for the year ended
	periods ended June 30,		December 31,
	2006	2005	2005
Short-term FHLB borrowings
Amount outstanding at period-end	$-	42,400	16,900
Average amount outstanding during period	4,316	27,145	26,745
Maximum amount outstanding at any month-end	10,900	51,400	51,400
Rate paid at period-end	-%	3.63	4.44
Weighted average rate paid during the period	4.67	1.38	3.59

Long-term FHLB borrowings
Amount outstanding at period-end	$10,000	23,000	23,000
Average amount outstanding during period	21,779	29,343	26,145
Maximum amount outstanding at any month-end	23,000	30,000	30,000
Rate paid at period-end	3.85%	3.52	3.52
Weighted average rate paid during the period	3.54	3.27	3.38

FHLB advances with fixed interest rates are subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period.  Management was not aware of any circumstances at June 30, 2006 that would require prepayment of any of the Company's FHLB advances.

11.  OTHER BORROWINGS

The following table summarizes short-term borrowing information at and for the periods indicated (dollars in thousands).

	At and for the six month		At and for the year ended
	periods ended June 30,		December 31,
	2006	2005	2005
Retail repurchase agreements
Amount outstanding at period-end	$17,961	19,130	16,728
Average amount outstanding during period	18,204	21,244	20,690
Maximum amount outstanding at any month-end	23,344	20,981	20,981
Rate paid at period-end*	3.63%	1.63	2.63
Weighted average rate paid during the period	3.89	1.86	2.38

Commercial paper
Amount outstanding at period-end	$22,104	17,701	17,915
Average amount outstanding during period	18,221	17,631	18,833
Maximum amount outstanding at any month-end	22,104	18,993	21,877
Rate paid at period-end*	3.81%	1.81	2.81
Weighted average rate paid during the period	3.81	1.82	2.33

Federal funds purchased
Amount outstanding at period-end	$-	-	1,000
Average amount outstanding during period	541	5,017	4,098
Maximum amount outstanding at any month-end	3,000	13,320	13,320
Rate paid at period-end	-%	-	4.37
Weighted average rate paid during the period	5.22	2.61	2.71

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at period-end.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At June 30, 2006, the Company had unused short-term lines of credit at correspondent banks totaling of $40 million (which were accessible at the Company's option).

12.   EMPLOYEE BENEFIT PLANS

Postretirement Benefits
The following table summarizes the combined adjusted postretirement benefit expense components for the Company's defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the three month period		For the six month period
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Service cost	$141	346	282	487
Interest cost	165	392	330	557
Expected return on plan assets	(229)	(586)	(458)	(815)
Amortization of prior service cost	3	5	6	8
Amortization of loss	20	58	40	78
Postretirement benefit expense	$100	215	200	315

The Company expects to contribute $1.2 million to the plan during 2006. During the three month periods ended June 30, 2006 and 2005, $308 thousand and $300 thousand was contributed, respectively. During the six month periods ended June 30, 2006 and 2005, $617 thousand and $623 thousand was contributed, respectively.

Stock Option Plan
As of June 30, 2006, 429,200 options, net of cancellations, had been granted that expire at various dates through December 31, 2015. Of these, 242,485 remained outstanding at June 30, 2006 at prices ranging from $8.75 to $27.30. These options are not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At June 30, 2006, there were 20,800 remaining options available for grant under this plan.

The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 2004	257,835	$ 14.59
Granted	33,000	26.60
Forfeited / Cancelled	-	-
Exercised	(20,000)	12.44
Outstanding at June 30, 2005	270,835	$ 16.22

Outstanding at December 31, 2005	252,785	$ 16.63
Granted	15,000	27.30
Forfeited / Cancelled	-	-
Exercised	(25,300)	14.00
Outstanding at June 30, 2006	242,485	$ 17.57

401(k) Retirement Plan
During the three month periods ended June 30, 2006 and 2005, the Company made matching contributions to employee 401(k) retirement plans totaling $65 thousand and $76 thousand, respectively. During the six month periods ended June 30, 2006 and 2005, the Company made matching contributions to employee 401(k) retirement plans totaling $134 thousand and $142 thousand, respectively.

13.   NET INCOME PER COMMON SHARE

The following table summarizes the Company's reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousand, except common share data).

	For the three month period ended June 30,		For the six month period ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding - basic	6,354,888	6,314,043	6,349,099	6,311,798
Dilutive impact resulting from potential common share issuances	74,871	106,952	74,871	106,619
Weighted average common shares outstanding - diluted	6,429,759	6,420,995	6,423,970	6,418,417

Common Share Data
Net income - basic	$0.59	0.56	1.16	1.10
Net income - diluted	0.58	0.55	1.15	1.08

At June 30, 2006, there were no option shares excluded from the calculation of diluted net income per common share because the exercise price was greater than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.18 and $0.16 per share for the three month periods ended June 30, 2006 and 2005, respectively.  The Company paid cash dividends of $0.36 and $0.32 per share for the six month periods ended June 30, 2006 and 2005, respectively.

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

Lease Agreements
Lease payments for rental commitments under noncancelable ground and building operating leases totaled $188 thousand and $160 thousand during the three month periods ended June 30, 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005, such payments totaled $367 thousand and $319 thousand, respectively.  Such payments are included in Occupancy Expense in the Consolidated Statements of Income.

During the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. Also during the first quarter of 2006, the Bank entered into a one year lease agreement with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office to be opened in 2006.

Four of five ground lease agreements that will house automatic teller machines were executed during the first quarter of 2006. Three of these ground leases commenced during the second quarter of 2006.  One of the ground leases will commence during the third quarter of 2006, and the final ground lease is expected to be commenced by the end of 2006. All five ground lease agreements have original five year terms (from commencement date) each with two five year option terms.  All of these ground leases are located in market areas in which the Company currently serves.

Lending Commitments
The following table summarizes the Company's contractual commitments to extend credit at June 30, 2006 (in thousands).

Home equity loans	$47,786
Credit cards	45,231
Commercial real estate development	52,729
Other unused lines of credit	55,142
Total contractual obligations	$200,888

Guarantees
At June 30, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2006 was $6.0 million.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at June 30, 2006.

Other Off-Balance Sheet Arrangements
At June 30, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

15.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

At June 30, 2006, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $2.5 million at June 30, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at June 30, 2006.

16.   DIVIDEND RESTRICTIONS AND REGULATORY CAPITAL REQUIREMENTS

At June 30, 2006, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands) must be maintained. Since June 30, 2006, there have been no events or conditions that management believes would changed these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2006
Total capital to risk-weighted assets
Company	$100,119	10.34%	77,457	8.00	n/a	n/a
Bank	98,902	10.21	77,457	8.00	96,821	10.00

Tier 1 capital to risk-weighted assets
Company	91,240	9.42	38,728	4.00	n/a	n/a
Bank	90,023	9.30	38,728	4.00	58,093	6.00

Tier 1 capital to average assets
Company	91,240	8.22	44,416	4.00	n/a	n/a
Bank	90,023	8.10	44,429	4.00	55,537	5.00

At June 30, 2005
Total capital to risk-weighted assets
Company	$88,901	10.18%	69,864	8.00	n/a	n/a
Bank	88,157	10.09	69,864	8.00	87,330	10.00

Tier 1 capital to risk-weighted assets
Company	80,850	9.26	34,932	4.00	n/a	n/a
Bank	80,106	9.17	34,932	4.00	52,398	6.00

Tier 1 capital to average assets
Company	80,850	7.76	41,699	4.00	n/a	n/a
Bank	80,106	7.68	41,711	4.00	52,139	5.00

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company.  The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.  Results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of results that may be attained for any other period.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the Securities and Exchange Commission ("SEC").  In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company's revenues, income, net income per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the Company's future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.

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

COMPANY OVERVIEW

Palmetto Bancshares, Inc. is a regional financial services company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 31 retail banking offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the "Upstate").  In addition to retail offices, at June 30, 2006, the Bank had 33 automatic teller machine ("ATM") locations (including four at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. Additionally, as noted in Note 14 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q, the Bank anticipates the opening of two additional ATM locations by the end of 2006 as well as the opening of its Boiling Springs banking office during this timeframe.  The Bank was organized and chartered under South Carolina law in 1906.  Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its brokerage subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), except where the context requires otherwise.

In addition to traditional banking services, the Company offers brokerage and trust services. Traditional banking services include the Bank's retail and commercial distribution network, telephone banking, and Internet banking. In addition, the Bank provides a variety of depository accounts including, but not limited to, interest-bearing and noninterest-bearing checking, savings, certificate of deposit, and money market accounts. The Bank also offers a variety of loan products, including, but not limited to, commercial, installment, real estate, indirect, and home equity loans as well as credit card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank's mortgage-banking operation meets a range of its customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank's automatic teller machines allow customers to access their accounts online. The Bank's mortgage-banking operations provide both fixed-rate and adjustable-rate mortgage products and loan servicing. Mortgage lenders are located in the banking offices. The Company's trust department offers trust services for companies and individuals, and Palmetto Capital offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James. Investment advisors are located in banking office locations.  In addition, the Company maintains separate investment locations in Greenville and Laurens Counties.  Trust professionals are located in banking office locations and the Company's operations center.

FINANCIAL CONDITION

The following information is intended to supplement any information relating to the Consolidated Balance Sheets contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	June 30,	December 31,	Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$43,270	36,978	6,292	17.0%
Federal funds sold	23,380	998	22,382	2,242.7
Total cash and cash equivalents	66,650	37,976	28,674	75.5

Federal Home Loan Bank ("FHLB") stock, at cost	2,599	3,786	(1,187)	(31.4)
Investment securities available for sale, at fair market value	115,440	125,988	(10,548)	(8.4)
Mortgage loans held for sale	3,247	4,821	(1,574)	(32.6)

Loans	889,117	866,181	22,936	2.6
Less allowance for loan losses	(8,879)	(8,431)	(448)	5.3
Loans, net	880,238	857,750	22,488	2.6

Premises and equipment, net	23,733	22,676	1,057	4.7
Accrued interest receivable	5,338	5,226	112	2.1
Goodwill	3,691	3,691	-	-
Other intangible assets	151	175	(24)	(13.7)
Other assets	14,986	12,926	2,060	15.9
Total assets	$1,116,073	1,075,015	41,058	3.8%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$133,777	131,157	2,620	2.0%
Interest-bearing	832,500	772,226	60,274	7.8
Total deposits	966,277	903,383	62,894	7.0

Retail repurchase agreements	17,961	16,728	1,233	7.4
Commercial paper (Master notes)	22,104	17,915	4,189	23.4
Federal funds purchased	-	1,000	(1,000)	(100.0)
FHLB borrowings	10,000	39,900	(29,900)	(74.9)
Other liabilities	6,105	7,148	(1,043)	(14.6)
Total liabilities	1,022,447	986,074	36,373	3.7

Shareholders' Equity
Common stock	31,783	31,656	127	0.4
Capital surplus	941	659	282	42.8
Retained earnings	62,626	57,532	5,094	8.9
Accumulated other comprehensive loss, net of tax	(1,724)	(906)	(818)	90.3
Total shareholders' equity	93,626	88,941	4,685	5.3

Total liabilities and shareholders' equity	$1,116,073	1,075,015	41,058	3.8%

During the first six months of 2006 growth in deposits, retail repurchase agreements, and commercial paper totaling $68.3 million coupled with net cash flows from purchases, sales, maturities, calls, and paydowns within the investment securities portfolio totaling $9.3 million was used to funds loan growth during the period of $21.4 million, including mortgage loans held for sale, and paydown federal funds purchased and FHLB borrowings totaling $30.9 million.  Excess funds resulting from these activities resulted in an increase in cash and cash equivalents at June 30, 2006 over December 31, 2005.

Cash and Cash Equivalents
The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	June 30,	December 31,
	2006	2005
Cash working funds	$6,933	8,377
Noninterest-earning demand deposits in other banks	21,779	18,911
In-transit funds	14,558	9,690
Federal funds sold	23,380	998
Total cash and cash equivalents	$66,650	37,976

As interest rates continue to rise, liability management continues to be a critical key to enhancing the Company's profitability. Understanding the balance in costs between asset-based and liability-based liquidity and knowing which funding alternatives are most effective are factors the Company considers with regard to its liquidity and funds management.  The increase in cash and cash equivalents during the first six months of 2006 is a result of the growth in interest-bearing deposits outpacing the growth in the Company's loan and investment securities portfolios during the same period.   Excess balances of cash and cash equivalents will be employed by the Company to fund future interest-earning asset growth as adequate liquidity allows the Company to meet asset and liability obligations without delay.

FHLB Stock
As a member of the FHLB System, the Bank is required to maintain an investment in the FHLB.  Under the FHLB's capital structure, a member's stock requirement must total an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB's Capital Plan. The Bank's investment at June 30, 2006 was in compliance with this requirement.

Investment Securities Available For Sale
Investment securities available for sale totaled $115.4 million at June 30, 2006, a decrease of $10.5 million, or 8.4%, when compared with December 31, 2005.  Average balances of available for sale investment securities decreased to $121.1 million during the three months ended June 30, 2006 from $138.1 million during the same period of 2005. Average balances of available for sale investment securities decreased to $123.5 million during the first six months of 2006 from $140.0 million during the same period of 2005. The following table summarizes the composition of the Company's investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
U.S. Government agencies	$41,917	36.3%	49,960	39.7
State and municipal	55,176	47.8	56,006	44.4
Mortgage-backed	18,347	15.9	20,022	15.9
Total investment securities available for sale	$115,440	100.0%	125,988	100.0

Total investment securities available for sale as a percentage of total assets	10.3%		11.7

Investment securities available for sale as a percentage of total assets declined from December 31, 2005 to June 30, 2006 as a result of mortgage-backed security prepayment and paydown funds as well as short-term taxable agencies not being reinvested but instead being used to repay $13.0 million in long-term FHLB borrowings in June 2006.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the activity impacting the Company's investment securities available for sale portfolio during the three and six month periods ended June 30, 2006.

The following table summarizes the amortized costs and fair market values with regard to the Company's investment securities portfolio at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Amortized cost	Fair market value	Amortized cost	Fair market value
U.S. Government agencies	$42,433	41,917	50,257	49,960
State and municipal	56,765	55,176	56,766	56,006
Mortgage-backed	19,045	18,347	20,438	20,022
Total investment securities available for sale	$118,243	115,440	127,461	125,988

See Note 3 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's investment securities portfolio.

Loans
General. Loans represent the most significant component of the Company's interest-earning assets.  The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries.  Although the Company may originate loans outside of its market area, the Company originates the majority of its loans in its primary market area of Upstate, South Carolina.

The following table summarizes the Company's loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial and industrial	$121,404	13.6%	143,334	16.5
Real estate - 1 - 4 family	169,875	19.0	167,693	19.3
Real estate - construction	25,165	2.8	29,731	3.4
Real estate - other	497,527	55.8	458,154	52.6
General consumer	61,409	6.9	55,008	6.3
Credit line	4,673	0.5	4,465	0.5
Bankcards	11,219	1.3	11,744	1.3
Others	1,092	0.1	873	0.1
Total loans	$892,364	100.0%	871,002	100.0

Since December 31, 2005 the Company has continued to emphasize growth in loans secured by real estate as such loans typically include less risk than loans secured by collateral other than real estate or unsecured loans.  As such, the loan portfolio secured by real estate has grown from comprising 75.3% of the Company's loan portfolio at December 31, 2005 to 77.6% at June 30, 2006.  The majority of this growth was offset by a decline in loans, as a percentage of the loan portfolio, secured by commercial and industrial security other than real estate.

The following table summarizes the Company's loan portfolio, by loan purpose, net of the allowance for loan losses, at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial business	$95,656	10.8%	90,345	10.5
Commercial real estate	566,267	64.1	561,574	65.1
Installment	20,146	2.3	18,677	2.2
Installment real estate	59,815	6.7	55,682	6.5
Indirect	35,686	4.0	30,481	3.5
Credit line	1,946	0.2	2,022	0.2
Prime access	54,808	6.2	54,296	6.3
Residential mortgage	37,029	4.2	34,453	4.0
Bankcards	11,219	1.3	11,744	1.4
Business manager	613	0.1	230	-
Other	1,783	0.2	2,059	0.2
Loans in process	3,423	0.4	3,857	0.4
Deferred loans fees and costs	726	0.1	761	0.1
Loans	889,117	100.6	866,181	100.4

Mortgage loans held for sale	3,247	0.4	4,821	0.6
Total loans, gross	892,364	101.0	871,002	101.0

Allowance for loan losses	(8,879)	(1.0)	(8,431)	(1.0)
Total loans, net	$883,485	100.0%	862,571	100.0

At June 30, 2006, the Company's net loan portfolio approximated $883.5 million, or 79.2%, of the Company's total assets compared with $862.6 million, or 80.2%, at December 31, 2005. Mortgage loans held for sale decreased $1.6 million from December 31, 2005 to June 30, 2006.

During the first six months of 2006, the Company's indirect lending portfolio increased by $5.2 million, or 17.1%.  Management attributes this indirect loan growth to a program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers.  Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers and their customers.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's loan portfolio.

Credit Quality. The following table summarizes the composition of the Company's classified assets by collateral type at the dates indicated (in thousands).

	June 30, 2006
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$306	1,161	831	-	2,298
Real estate - 1 - 4 family	32	4,545	400	-	4,977
Real estate - construction	-	-	-	-	-
Real estate - other	165	12,366	268	-	12,799
General consumer	5	247	58	-	310
Credit line	5	28	-	1	34
Total classified assets	$513	18,347	1,557	1	20,418

	December 31, 2005
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$230	2,925	851	-	4,006
Real estate - 1 - 4 family	1,147	4,023	239	-	5,409
Real estate - construction	-	-	-	-	-
Real estate - other	82	11,400	58	-	11,540
General consumer	25	287	68	-	380
Credit line	6	54	1	1	62
Total classified assets	$1,490	18,689	1,217	1	21,397

Management is aware of no material relationships or specific events or trends that led to the decrease in classified assets during the first six months of 2006 and believes that the decrease can be attributed to fluctuations in the normal course of business.

The Company's loan portfolio is periodically reviewed and loans are, in the opinion of management, appropriately classified. Allowances have been established against all assets requiring classification.

The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2006		2005

Nonaccrual loans	$6,551		9,913
Total nonperforming loans	6,551		9,913

Real estate acquired in settlement of loans	728		1,954
Repossessed automobiles	303		167
Total nonperforming assets	$7,582		12,034

Loans past due 90 days and still accruing (1)	$122		207

Ending loans (2)	$889,117		866,181
Nonaccrual loans as a percentage of loans (2)	0.74%		1.14
Nonperforming assets as a percentage of
total assets	0.68%		1.12
Allowance for loan losses to nonaccrual
loans	1.36	x	0.85

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

The following table summarizes the composition of nonaccrual loans, by collateral type, at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Real estate	$6,005	91.7%	9,165	92.4
Commercial and industrial	528	8.1	631	6.4
Credit cards	-	-	-	-
Other consumer	18	0.2	117	1.2
Total nonaccrual loans	$6,551	100.0%	9,913	100.0

At December 31, 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans was sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. Additionally, current payments have been received since the loan was brought current and removed from nonaccrual status.  After taking into consideration the removal of this loan from nonaccrual status during the first six months of 2006, the balance of nonaccrual loans has remained relatively unchanged since December 31, 2005.  Management believes the collateral securing the remaining isolated loan circumstance as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 continued to be sufficient to cover the Bank's exposure at June 30, 2006.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's loans in nonaccrual status.

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	period ended June 30,		period ended June 30,
	2006	2005	2006	2005
Real estate acquired in settlement of loans, beginning of period	$932	2,346	1,954	2,413
Add: New real estate acquired in settlement of loans	31	362	83	516
Less: Sales / recoveries of real estate acquired in
settlement of loans	(190)	(236)	(1,121)	(397)
Less: Provision charged to expense	(45)	(149)	(188)	(209)
Real estate acquired in settlement of loans, end of period	$728	2,323	728	2,323

Activity in real estate acquired in settlement of loans is correlated to current economic conditions that impact the borrower's ability to service their debt.  Management believes that the decrease in property added to the portfolio during three and six month periods ended June 30, 2006 was a direct reflection of continued general economic improvement. Management believes that the increase in sales over the periods presented is the result of increasing consumer confidence, which is directly correlated to consumer spending, and reflects the marketability of the properties within the portfolio.  Based on the Company's policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at June 30, 2006. Additionally, management believes that the excess of sales from the portfolio during the three and six month periods ended June 30, 2006 over additions during the same periods of 2005 indicate that the properties within the portfolio are marketable.

See Note 8 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's real estate acquired in settlement of loans portfolio.

As of June 30, 2006, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the three and six month periods ended June 30, 2006 and 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Company believes that the economic conditions of recent years have had an impact on consumer confidence, especially on consumer expectations. Though consumer confidence appears to be improving from levels in recent years, management believes that higher than historical fuel costs combined with continued economic uncertainty will continue to curb both consumer confidence and spending, at least temporarily, when compared with historical levels, in the short-term. As projected in the Company's Annual Report on Form 10-K, as rebuilding efforts take hold and job growth gains momentum, management believes that consumer confidence will continue to show signs of rebound during 2006. Management believes that because the Company's loan portfolio is closely monitored, any changes within the Company's loan portfolio are promptly addressed in its Allowance model. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses
The Allowance totaled $8.9 million and $8.4 million, at June 30, 2006 and December 31, 2005, respectively representing 1.00% and 0.97% of loans, calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

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

	June 30,		December 31,
	2006		2005
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$1,463	13.6%	1,897	16.5
Real estate - 1 - 4 family	1,530	19.0	1,267	19.3
Real estate - construction	28	2.8	26	3.4
Real estate - other	2,776	55.8	2,044	52.6
General consumer	1,736	6.9	2,153	6.3
Credit line	166	0.5	130	0.5
Bankcards	382	1.3	310	1.3
Others	798	0.1	604	0.1
Total	$8,879	100.0%	8,431	100.0

Since December 31, 2005 the Company has continued to emphasize growth in loans secured by real estate as such loans typically include less risk than loans secured by collateral other than real estate or unsecured loans.  As such, the loan portfolio secured by real estate has grown from comprising 75.3% of the Company's loan portfolio at December 31, 2005 to 77.6% at June 30, 2006.  The majority of this growth was offset by a decline in loans, as a percentage of the loan portfolio, secured by commercial and industrial security other than real estate.

As discussed herein, the allowance model takes into account factors such as the composition of the loan portfolio including risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, management's assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio.  See Loans contained herein for discussion regarding the composition of the loan portfolio as well as the fluctuations within the portfolio for the period from December 31, 2005 to June 30, 2006.

The following table summarizes activity within the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the three month		At and for the six month		At and for the year
	periods ended June 30,		periods ended June 30,		ended December 31,
	2006	2005	2006	2005	2005
Allowance balance, beginning of period	$8,727	7,838	8,431	7,619	7,619

Provision for loan losses	525	600	1,050	1,200	2,400

Loans charged-off
Commercial and industrial	98	101	214	183	244
Real estate - 1 - 4 family	21	54	40	124	415
Real estate - construction	-	-	-	-	-
Real estate - other	100	43	100	46	242
Consumer	214	257	358	505	891
Total loans charged-off	433	455	712	858	1,792

Recoveries
Commercial and industrial	7	1	29	3	35
Real estate - 1 - 4 family	13	-	13	-	-
Real estate - construction	-	-	-	-	-
Real estate - other	1	34	3	34	35
Consumer	39	33	65	53	134
Total recoveries	60	68	110	90	204

Net loans charged-off	373	387	602	768	1,588

Allowance balance, end of period	$8,879	8,051	8,879	8,051	8,431

Average loans (1)	$876,226	828,913	870,735	807,453	828,545
Ending loans (1)	889,117	826,802	889,117	826,802	866,181
Net loans charged-offs to average loans (1)	0.17%	0.19	0.14	0.19	0.19
Allowance for loan losses to ending loans (1)	1.00	0.97	1.00	0.97	0.97

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

See Quarterly Net Income Review, Provision for Loan Losses and Year-to-Date Net Income Review, Provision for Loan Losses for a discussion of the fluctuation in the provision for loan losses when comparing the three and month periods ended June 30, 2005 with the same period of 2006.

Total net loans charged-off totaled $373 thousand during the three month period ended June 30, 2006 down slightly from $387 thousand during the same period of 2005. When comparing the six month periods ended June 30, 2006, net loans charged-off declined $166 thousand to $602 thousand for the six month period ended June 30, 2006.  Management attributes the overall decline in net loans charged-off to the careful management of the Company's loan portfolio and the resulting impact such management has had on asset quality as well as overall economic improvements that generally increase the likelihood of consumer repayment of debt.

As discussed in Loans, although classified assets increased from June 30, 2005 to June 30, 2006, management believes that the increase was attributed to the isolated loan conditions concentrated within two lending relationships discussed in Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q rather than credit deterioration within the loan portfolio.  When considering key performance indicators without these two loan relationships, the balances of classified assets declined slightly from June 30, 2005 to June 30, 2006.  After adjusting the June 30, 2006 results for these two loan relationships, classified assets declined $4.1 million at June 30, 2006 from June 30, 2005.  In addition, classified assets declined from December 31, 2005 to June 30, 2006 by approximately $1 million.

At December 31, 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans was sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. Additionally, current payments have been received since the loan was brought current and removed from nonaccrual status.  After taking into consideration the removal of this loan from nonaccrual status during the first six months of 2006, the balance of nonaccrual loans has remained relatively unchanged since December 31, 2005.  Management believes the collateral securing the remaining isolated loan circumstance as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 continued to be sufficient to cover the Bank's exposure at June 30, 2006.

In an effort to mitigate any credit deterioration resulting from economic conditions, management has and continues to emphasize conservative underwriting in an effort to manage credit quality as evidenced by the key performance indicators relative to the Allowance discussed herein.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed above, management believes that the Allowance at June 30, 2006 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.  However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits
The following table summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Transaction deposit accounts	$401,562	41.6%	351,629	38.9
Money market deposit accounts	124,080	12.8	111,380	12.4
Savings deposit accounts	46,222	4.8	45,360	5.0
Time deposit accounts	394,413	40.8	395,014	43.7
Total traditional deposit accounts	$966,277	100.0%	903,383	100.0

Total traditional deposit accounts increased $62.9 million from December 31, 2005 to June 30, 2006. Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2005 to June 30, 2006.  At June 30, 2006, traditional deposit accounts as a percentage of liabilities were 94.5% compared with 91.6% at December 31, 2005.  The percentage of funding provided by traditional deposit accounts has increased during the first six months of 2006, and accordingly, the Company has not had to rely as heavily on alternative funding sources from which to fund a portion of loan demand.

Core traditional deposit accounts, which include transaction, money market, and savings accounts, grew by $63.5 million during the first six months of 2006, or 12.5%.  The increase in core traditional deposit accounts during the first six months of 2006 was primarily a result of the Company's continued ability to attract traditional deposit accounts through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company's reputation in the communities served. This growth in core traditional deposit accounts was enhanced by additional marketing efforts directed toward several existing deposit products.  Additionally, the growth in money market deposit accounts over the periods presented was due primarily to a deposit of approximately $14 million in public funds from one entity.

Time deposit accounts decreased by $601 thousand during the first six months of 2006. Promotional certificate of deposit accounts offered beginning during the fourth quarter of 2004 began to mature during the first half of 2006.  The Bank has successfully retained a large portion of these maturing funds.  The decline in time deposit accounts during this period is due in large part to the funds that the Bank was unable to retain.

Although deposit growth is a top priority of the Company, such growth is not dependent on targeted programs, and management does not believe the Company will lose deposits if it does not continue to offer targeted programs.

The Company's increase in core traditional deposit accounts results from its efforts to enhance the deposit mix by working to attract lower-cost deposit accounts. As noted above, core traditional deposit accounts grew by $63.5 million during the first six months of 2006 while higher-cost time deposit accounts decreased by $601 thousand during the same period. The table set forth below summarizes the Company's weighted average deposit costs for the periods indicated.

	For the three month		For the six month		For the year
	period ended June 30,		period ended June 30,		ended December 31,
	2006	2005	2006	2005	2005
Average cost of core deposit accounts	2.05%	0.77	1.87	0.67	0.94
Average cost of time deposit accounts	3.91	2.91	3.80	2.84	2.99
Average cost of total traditional deposit accounts	2.95	1.86	2.82	1.80	1.98

Borrowings
Borrowings decreased $25.5 million at June 30, 2006 when compared with year-end 2005.  Borrowings as a percentage of total liabilities were approximately 4.5% and 7.7% at June 30, 2006 and December 31, 2005, respectively. The following table summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$17,961	35.9%	16,728	22.1
Commercial paper	22,104	44.1	17,915	23.7
Federal funds purchased	-	-	1,000	1.3
FHLB borrowings	10,000	20.0	39,900	52.9
Total borrowings	$50,065	100.0%	75,543	100.0

Short and long-term borrowings are a source of funding that the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company's unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Federal funds purchased and short-term FHLB borrowings represent unsecured overnight borrowings. These borrowings are an important source of funding to the Company as they allow the Company to meet funding needs without relying on increasing deposits on a short-term basis. The decrease in borrowings at June 30, 2006 when compared with December 31, 2005 resulted from the Company's ability to meet its funding needs during the period with funds generated through deposit account growth and other liquidity avenues as well the maturity of $13.0 million long-term FHLB advances in June 2006.

At June 30, 2006, of its approximately $185 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $19.0 million in a letter of credit used to secure public deposits as required or permitted by law.

FHLB advances with fixed interest rates are subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period.  Management was not aware of any circumstances at June 30, 2006 that would require prepayment of any of the Company's FHLB advances.

The table set forth below summarizes the Company's weighted average borrowing costs for the periods indicated.

	For the three month		For the six month		For the year
	period ended June 30,		period ended June 30,		ended December 31,
	2006	2005	2006	2005	2005
Retail repurchase agreements	4.11%	2.10	3.89	1.86	2.38
Commercial paper	4.05	2.05	3.81	1.82	2.33
Federal funds purchased	5.28	2.94	5.22	2.61	2.71
FHLB borrowings	3.41	2.22	3.72	2.36	3.49

Borrowing rates paid during the three and six month periods ended June 30, 2006 increased from those paid for the year ended December 31, 2005 and those paid for the three and six month periods ended June 30, 2005. The primary reason for the changes in the yields paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.  The increases in the Company's borrowings costs during the three and six month periods ended June 30, 2006 are attributed to these increasing rate trends.

During the first quarter of 2006, due to the nature of the account, the Company began classifying its interest bearing overnight investment account at the Federal Home Loan Bank as federal funds sold.  Prior to 2006, this account had been classified within the cash and due from banks financial statement line item.  As such, this change resulted in reclassifications within the Consolidated Balance Sheets and Consolidated Statements of Income.

See Note 10 and Note 11 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion regarding the Company's borrowings.

Capital Resources
Average shareholders' equity was $92.4 million for the six month period ended June 30, 2006, or 8.4% of average assets. Average shareholders' equity was $85.8 million for the year ended December 31, 2005, or 8.2% of average assets. Average shareholders' equity was $83.5 million for the six month period ended June 30, 2005, or 8.1% of average assets.

Total shareholders' equity increased from $88.9 million at December 31, 2005 to $93.6 million at June 30, 2006. The Company's capital ratio of total shareholders' equity to total assets was 8.4% at June 30, 2006 compared with 8.3% at December 31, 2005. During 2006, shareholders' equity was increased through the retention of net income and stock option activity.  These increases were offset by an increase in cash dividends and a decline in accumulated other comprehensive income when comparing the six month period ended June 30, 2006 with the year ended December 31, 2005.  See Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion regarding the changes in stockholders' equity during the six month period ended June 30, 2006.

The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At June 30, 2006, the Company and the Bank were each categorized as well capitalized under the regulatory framework for prompt corrective action. See Note 16 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Bank's and the Company's capital regulatory requirements. At June 30, 2006, there were no conditions or events of which management was aware that would materially change the Company's or the Bank's status.

During the first six months of 2006, the Company's cash dividend payout ratio was 30.99% compared with a payout ratio of 30.27% for the year ended December 31, 2005. The Company's cash dividend payout ratio during the first six months of 2005 was 29.04%. Cash dividends per common share for the first six months of 2006 totaled $0.36, an increase of 12.5% over dividends per common share during the same period of 2005 of $0.32.

DISCLOSURES REGARDING MARKET RISK

The Company evaluated the results of its net interest income simulation prepared as of June 30, 2006 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within limits set by the Company's guidelines and the Company's balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

Net Interest Income Simulation
As of June 30, 2006, the following table summarizes forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Adjusted net interest income	Percentage change from base	Net interest margin	Net interest margin change (in basis points)
Up 200 basis points	$52,368	(5.55)%	5.02%	(0.29)
Up 100 basis points	53,960	(2.68)	5.17	(0.14)
BASE CASE	55,445	-	5.31	-
Down 100 basis points	56,647	2.17	5.43	0.12
Down 200 basis points	57,758	4.17	5.53	0.22

The simulation results as of June 30, 2006 indicate the Company's interest rate risk position was liability sensitive as the simulated impact of an downward movement in interest rates of 100 basis points would result in a 2.17% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 2.68% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 12 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 14 basis point decrease in net interest margin. The projected negative impact on the Company's net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset - Liability Committee's policy.

LIQUIDITY

General
The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities.  Approximately 94% of the investment securities portfolio was pledged to secure public deposits as of June 30, 2006 as compared with 83% at December 31, 2005.  Of the Company's $118.2 million available for sale investment securities balance at June 30, 2006, $9.3 million was available as a liquidity source.

Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, the Company has back-up sources of funds available. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At June 30, 2006, the Company had unused short-term lines of credit at correspondent banks totaling of $40 million (which were accessible at the Company's option).

In addition to these unused short-term lines of credit, the Company may utilize borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. At June 30, 2006, of its approximately $185 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $19.0 million in a letter of credit used to secure public deposits as required or permitted by law leaving a balance of approximately $156 million available as a liquidity source, if needed.

See Note 10 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Borrowings for a further discussion regarding the Company's FHLB borrowings.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the factors impacting liquidity for the six month period ended June 30, 2006.

Borrowings
Of the $30.0 million in long-term FHLB borrowings advanced in June 2004, an additional $13.0 million matured in June 2006 leaving a remaining balance of $10.0 million in long-term borrowings with the FHLB at June 30, 2006.

See Note 10 and Note 11 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Borrowings for a further discussion regarding the Company's borrowings.

Lease Agreements
Lease payments for rental commitments under noncancelable ground and building operating leases totaled $188 thousand and $160 thousand during the three month periods ended June 30, 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005, such payments totaled $367 thousand and $319 thousand, respectively.  Such payments are included in Occupancy Expense in the Consolidated Statements of Income.

During the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. Also during the first quarter of 2006, the Bank entered into a one year lease agreement with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office to be opened in 2006.

Four of five ground lease agreements that will house automatic teller machines were executed during the first quarter of 2006. Three of these ground leases commenced during the second quarter of 2006.  One of the ground leases will commence during the third quarter of 2006, and the final ground lease is expected to be commenced by the end of 2006. All five ground lease agreements have original five year terms (from commencement date) each with two five year option terms.  All of these ground leases are located in market areas in which the Company currently serves.

Lending Commitments
See Note 14 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Off-Balance Sheet Arrangements, Lending Commitments for a discussion of the potential impact on liquidity of the Company's lending commitments at June 30, 2006.

Palmetto Bancshares
At June 30, 2006, the holding company had $22.1 million in commercial paper compared with a balance of $17.9 million at December 31, 2005. The table set forth below summarizes the Company's weighted average borrowing costs with respect to commercial paper for the periods indicated.

	For the three month		For the six month		For the year
	period ended June 30,		period ended June 30,		ended December 31,
	2006	2005	2006	2005	2005
Commercial paper	4.05%	2.05	3.81	1.82	2.33

Potential sources of the holding company's payment for periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At June 30, 2006, the holding company had cash reserves of $1.2 million compared with $875 thousand at December 31, 2005.  The increase between the two periods resulted primarily from the receipt of funds in conjunction with stock option transactions during the first six months of 2006.

CONTINGENCIES

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  Although management is not currently able to estimate the impact that this delay will have on the Company's financial condition and results of operations, it does not believe that the impact will be material to the financial statements taken as a whole.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements principally include lending commitments, guarantees, and derivatives.

Lending Commitments
The following table summarizes the Company's contractual commitments to extend credit at June 30, 2006 (in thousands).

Home equity loans	$47,786
Credit cards	45,231
Commercial real estate development	52,729
Other unused lines of credit	55,142
Total contractual obligations	$200,888

Guarantees
At June 30, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2006 was $6.0 million.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at June 30, 2006.

Other Off-Balance Sheet Arrangements
At June 30, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

Derivative Activities
At June 30, 2006, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $2.5 million at June 30, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at June 30, 2006.

QUARTERLY HIGHLIGHTS

(dollars in thousands, except common and per share data)
	At and for the three month
	period ended June 30,			Percent
	2006	2005	Variance	Variance
	(unaudited)

SUMMARY OF OPERATIONS
Interest income	$18,769	15,497	3,272	21.1%
Interest expense	6,601	3,943	2,658	67.4
Net interest income	12,168	11,554	614	5.3
Provision for loan losses	525	600	(75)	(12.5)
Net interest income after provision for loan losses	11,643	10,954	689	6.3
Noninterest income	4,080	4,016	64	1.6
Noninterest expense	10,189	9,635	554	5.7
Income before provision for income taxes	5,534	5,335	199	3.7
Provision for income taxes	1,803	1,788	15	0.8
Net income	$3,731	3,547	184	5.2%

COMMON SHARE DATA
Net income:
Basic	$0.59	0.56	0.03	5.4%
Diluted	0.58	0.55	0.03	5.5
Cash dividends	0.18	0.16	0.02	12.5
Book value	14.73	13.49	1.24	9.2
Outstanding shares	6,356,635	6,317,285	39,350	0.6
Weighted average outstanding - basic	6,354,888	6,314,043	40,845	0.6
Weighted average outstanding - diluted	6,429,759	6,420,995	8,764	0.1
Dividend payout ratio	30.67%	28.49	2.18	7.6

PERIOD-END BALANCES
Assets	$1,116,073	1,052,002	64,071	6.1%
Investment securities available for sale, at fair market value	115,440	134,121	(18,681)	(13.9)
Loans (1)	892,364	831,691	60,673	7.3
Deposits and other borrowings	1,016,342	961,962	54,380	5.7
Shareholders' equity	93,626	85,214	8,412	9.9

AVERAGE BALANCES
Assets	$1,114,488	1,046,709	67,779	6.5%
Interest-earning assets	1,034,089	981,497	52,592	5.4
Investment securities available for sale, at fair market value	121,053	138,093	(17,040)	(12.3)
Loans (1)	880,061	833,634	46,427	5.6
Deposits and other borrowings	880,343	829,246	51,097	6.2
Shareholders' equity	93,625	84,401	9,224	10.9

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.34%	1.36	(0.02)	(1.2)%
Return on average shareholders' equity	15.98	16.86	(0.87)	(5.2)
Net interest margin	4.72	4.72	-	-

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

QUARTERLY NET INCOME REVIEW

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month period
	ended June 30,		Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
Interest income
Interest and fees on loans	$17,115	14,099	3,016	21.4%
Interest on investment securities available for sale	1,215	1,305	(90)	(6.9)
Interest on federal funds sold	393	39	354	907.7
Dividends on FHLB stock	46	54	(8)	(14.8)
Total interest income	18,769	15,497	3,272	21.1

Interest expense
Interest on deposits	6,030	3,335	2,695	80.8
Interest on retail repurchase agreements	176	110	66	60.0
Interest on commercial paper	206	93	113	121.5
Interest on federal funds purchased	12	40	(28)	(70.0)
Interest on FHLB borrowings	177	365	(188)	(51.5)
Total interest expense	6,601	3,943	2,658	67.4

Net interest income	12,168	11,554	614	5.3

Provision for loan losses	525	600	(75)	(12.5)

Net interest income after provision for loan losses	11,643	10,954	689	6.3

Noninterest income
Service charges on deposit accounts	2,047	1,992	55	2.8
Fees for trust and brokerage services	847	748	99	13.2
Mortgage-banking income	275	474	(199)	(42.0)
Investment securities gains	1	15	(14)	(93.3)
Other	910	787	123	15.6
Total noninterest income	4,080	4,016	64	1.6

Noninterest expense
Salaries and other personnel	5,709	5,608	101	1.8
Net occupancy	699	659	40	6.1
Furniture and equipment	960	920	40	4.3
Marketing and advertising	340	261	79	30.3
Postage and supplies	347	315	32	10.2
Telephone	182	183	(1)	(0.5)
Professional services	259	219	40	18.3
Other	1,693	1,470	223	15.2
Total noninterest expense	10,189	9,635	554	5.7

Net income before provision for income taxes	5,534	5,335	199	3.7

Provision for income taxes	1,803	1,788	15	0.8

Net income	$3,731	3,547	184	5.2%

Common Share Data
Net Income - basic	$0.59	0.56	0.03	5.4%
Net Income - diluted	0.58	0.55	0.03	5.5
Cash dividends	0.18	0.16	0.02	12.5
Book value	14.73	13.49	1.24	9.2

Weighted average common shares outstanding - basic	6,354,888	6,314,043
Weighted average common shares outstanding - diluted	6,429,759	6,420,995

Net Interest Income
Net interest income for the three month period ended June 30, 2006 increased $614 thousand, or 5.3%, to $12.2 million from $11.6 million for the three month period ended June 30, 2005. During the second quarter of 2006, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 95 basis points to 7.28% during the three month period ended June 30, 2006 from 6.33% during the three month period ended June 30, 2005. The average cost of interest-bearing liabilities increased 110 basis points to 3.01% during the three month period ended June 30, 2006 from 1.91% during the three month period ended June 30, 2005. Net interest income for the three month period ended June 30, 2006 was $12.2 million, and the net yield on interest-earning assets was 4.72%. Average interest-earning assets increased $52.6 million over the same periods, while interest-bearing liabilities increased $51.0 million. The primary reason for the increase in the yields earned and paid on interest-earnings assets and interest-bearing liabilities, respectively, has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

The following table summarizes the Company's average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company's yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities.

	For the three month period ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$880,061	$ 17,115	7.80%	$ 833,634	$ 14,099	6.78%
Investment securities available for sale, nontaxable (2)	54,751	496	3.63	61,229	572	3.75
Investment securities available for sale, taxable (2)	66,302	719	4.35	76,864	733	3.83
Federal funds sold	29,869	393	5.28	4,673	39	3.35
FHLB stock	3,106	46	5.94	5,097	54	4.25
Total interest-earning assets	1,034,089	18,769	7.28	981,497	15,497	6.33

Noninterest-earning assets
Cash and due from banks	44,193			30,613
Allowance for loan losses	(8,743)			(7,901)
Premises and equipment, net	23,432			22,431
Accrued interest receivable	5,049			4,500
Goodwill	3,688			3,688
Other intangible assets	156			268
Other	12,624			11,613
Total noninterest-earning assets	80,399			65,212

Total assets	$1,114,488			$1,046,709

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$380,615	$ 2,150	2.27%	$ 303,420	$ 640	0.85%
Savings deposit accounts	46,535	38	0.33	49,144	37	0.30
Time deposit accounts	393,890	3,842	3.91	366,175	2,659	2.91
Total interest-bearing deposits	821,040	6,030	2.95	718,739	3,336	1.86

Retail repurchase agreements	17,196	176	4.11	20,807	109	2.10
Commercial paper	20,401	206	4.05	18,237	93	2.05
Federal funds purchased	912	12	5.28	5,448	40	2.94
FHLB borrowings	20,794	177	3.41	66,015	365	2.22
Total interest-bearing liabilities	880,343	6,601	3.01	829,246	3,943	1.91

Noninterest-bearing liabilities
Noninterest-bearing deposits	134,161			128,269
Other noninterest-bearing liabilities	6,359			4,793
Total noninterest-bearing liabilities	140,520			133,062

Total liabilities	1,020,863			962,308

Shareholders' equity	93,625			84,401

Total liabilities and shareholders' equity	$1,114,488			$1,046,709

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 12,168	4.72%		$11,554	4.72%

(1)

Calculated including mortgage loans held for sale.  Nonaccrual loans are included in average balances for yield computations.  The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis.  All loans and deposits are domestic.

(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended June 30, 2006 to the three month period ended June 30, 2005 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the three months ended June 30, 2006 compared with the three months ended June 30, 2005
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$817	2,199	3,016
Investment securities available for sale	(181)	91	(90)
Federal funds sold	320	34	354
FHLB stock	429	(437)	(8)
Total interest-earning assets	$1,385	1,887	3,272

Interest-bearing liabilities
Interest-bearing deposits	$529	2,165	2,694
Retail repurchase agreements	(15)	82	67
Commercial paper	12	101	113
Federal funds purchased	(576)	548	(28)
FHLB borrowings	(90)	(98)	(188)
Total interest-bearing liabilities	$(140)	2,798	2,658

NET INTEREST INCOME	$1,525	(911)	614

Provision for Loan Losses
The provision for loan losses is a charge to net income in a given period in order to maintain the Allowance at an adequate level defined by the Company's Allowance model.   The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged‑offs, recoveries, and other factors that impact management's assessment of the adequacy of the Allowance.  Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio.  Additions to the Allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $525 thousand and $600 thousand for the three month periods ended June 30, 2006 and 2005, respectively. The Allowance at June 30, 2006, December 31, 2005, and June 30, 2005 was $8.9 million, $8.4 million, and $8.1 million, respectively and represented 1.00%, 0.97%, and 0.97% of loans less mortgage loans held for sale and unearned at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

The decline in the provision for loan losses during the second quarter of 2006 when compared with the second quarter of 2005 was impacted by several factors, including, but not limited to, historical levels of loans charged-off, nonperforming assets, classified assets, and loan portfolio growth as well as management's assessment of current economic conditions.

Net loans charged-off improved slightly during the three month period ended June 30, 2006 when compared with the same period of 2005 from $387 thousand, or 0.19% of average loans excluding mortgage loans held for sale and unearned amounts to $373 thousand, or 0.17% of average loans excluding mortgage loans held for sale and unearned amounts.

As discussed in Financial Condition, Loans, although classified assets increased from June 30, 2005 to June 30, 2006, management believes that the increase was attributed to the isolated loan conditions discussed in Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q rather than credit deterioration within the loan portfolio.  When considering key performance indicators without these two loan relationships, the balances of classified assets declined slightly from June 30, 2005 to June 30, 2006.  After adjusting the June 30, 2006 results for these two loan relationships, classified assets declined $4.1 million at June 30, 2006 from June 30, 2005.

Further impacting the decline in the provision for loan losses from the three months ended June 30, 2005 to the same period of 2006 was a decline in other nonperforming assets, comprised of real estate and automobiles acquired in the settlement of loans, of $1.5 million to a balance of $1.0 million at June 30, 2006.

Offsetting these factors that resulted in a reduction to net income in order to maintain the Allowance at an adequate level was an increase in nonaccrual loans.  As discussed above, two loan relationships, totaling $7.2 million, were placed in nonaccrual status and classified during the fourth quarter of 2005.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million at December 31, 2005) that warranted the removal of nonaccrual status at that time. Additionally, current payments have been received since the loan was brought current and removed from nonaccrual status. As such, at June 30, 2006 one of these loans remained in nonaccrual status (balance of approximately $3.9 million at June 30, 2006). After taking into consideration this isolated loan circumstance for which management believes that the collateral is adequate to cover the Bank's exposure, the balance of nonaccrual loans has remained relatively unchanged since June 30, 2005.

In addition to the increase in nonaccrual loans from the three month period ended June 30, 2005 to the same period of 2006, the increase of the total loan portfolio of $62.3 million when comparing the same periods also offset the factors that resulted in a reduction to net income in order to maintain the Allowance at an adequate level.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Loans and Financial Condition, Allowance for Loan Losses all contained herein for a further discussion regarding the Company's factors impacting the adequacy of the Company's Allowance.

Noninterest Income
Noninterest income for the three month period ended June 30, 2006 totaled $4.1 million, up $63 thousand compared with the second quarter of 2005. The primary fluctuations within noninterest income when comparing the three month period ended June 30, 2005 to the same period of 2006 included an increase in other noninterest income of $123 thousand and a decline in mortgage-banking income of $199 thousand.

The Company sells most of its residential mortgage loans it originates in the secondary market with servicing rights retained. At June 30, 2006, the mortgage-servicing right portfolio for loans sold had an aggregate principal balance of $312.8 million compared with $294.1 million at June 30, 2005. Mortgage-banking income decreased $199 thousand, or 42.0%, during the second quarter of 2006 over the same period of 2005.  The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	period ended June 30,
	2006	2005
Mortgage-servicing fees	$192	173
Gain on sale of loans	132	413
Mortgage-serciving right amortization, impairment, and recoveries	(104)	(175)
Processing fees	27	25
Other mortgage-banking income	28	38
Total mortgage-banking income	$275	474

The decrease in mortgage-banking income when comparing the three month period ended June 30, 2006 to the same period of 2005 was primarily due to decreased sales over the periods noted resulting in lower gains on sales of mortgage loans offset by a decline in mortgage-servicing right amortization, impairment, and recoveries and an increase in mortgage-servicing fees. Residential mortgage loan originations during the three month period ended June 30, 2006 were offset by maturities, prepayments, and loan sales.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company's retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio.  These transactions contributed to increased gains on sale of loans during the three month period ended June 30, 2005.  Offsetting this decline in gain on sale of mortgage loans was a decline in the amortization, impairment, and recoveries within the mortgage-servicing right portfolio.  As interest rates have continued to rise during 2006, refinancing activity continues to slow.  As such, the component of mortgage-servicing right amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) has slowed as well.  Additionally, over the last several years the Company was required to record reserves for impairment as declining interest rates caused the estimated fair value of its mortgage-servicing right portfolio to fall below recorded values. Recent increases in market interest rates for mortgage loans resulted in increases in the estimated fair value of the Company's mortgage-servicing right portfolio, allowing the Company to recover a portion of previously recorded impairment reserves through the mortgage-servicing right valuation allowance. The increase in mortgage-servicing fees during the quarter ended June 30, 2006 compared with the same quarter of 2005 is the result of an increase in mortgage loans serviced for others totaling $18.8 million between the periods noted as fees earned are directly correlated to the portfolio serviced.

See Note 6 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q contained herein for a further discussion regarding the Company's mortgage-servicing rights portfolio.

Other noninterest income increased $123 thousand during the three month period ended June 30, 2006 over the same period of 2005. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Noninterest Expense
Noninterest expense for the three month period ended June 30, 2006 increased $554 thousand, or 5.7%, to $10.2 million from $9.6 million during the three month period ended June 30, 2005. The primary contributors to this increase were increases in salaries and other personnel and other noninterest expense.

Comprising 56.0% of noninterest expense during the three month period ended June 30, 2006 and 58.2% of noninterest expense during the three month period ended June 30, 2005, salaries and other personnel expense increased between the periods by increased $101 thousand to $5.7 million from $5.6 million. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers as well as the addition of new officer positions including those positions created with regard to the opening of the new Easley banking office during the third quarter of 2005 and the preparation for the opening of the Boiling Springs temporary office during the third quarter of 2006.  The Company also continued to experience increasing medical insurance premiums during the second quarter of 2006 compared with the same period of 2005 due to the increasing number of employees as well as the increasing premiums.  Medical insurance expense increased $88 thousand over these periods. Full time equivalent employees increased from 375 at June 30, 2005 to 399 at June 30, 2006.

Other noninterest expense increased $223 thousand during the three month period ended June 30, 2006 over the same period of 2005. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Provision for Income Taxes
Income tax expense totaled $1.8 million for the three month period ended June 30, 2006, compared with $1.8 million for the three month period ended June 30, 2005.  The Company's effective tax rate was 32.6% and 33.5%, respectively, during the two periods based on timing differences.

YEAR-TO-DATE HIGHLIGHTS

(dollars in thousands, except common and per share data)
	At and for the six month
	period ended June 30,			Percent
	2006	2005	Variance	Variance
	(unaudited)

SUMMARY OF OPERATIONS
Interest income	$36,717	29,786	6,931	23.3%
Interest expense	12,454	7,419	5,035	67.9
Net interest income	24,263	22,367	1,896	8.5
Provision for loan losses	1,050	1,200	(150)	(12.5)
Net interest income after provision for loan losses	23,213	21,167	2,046	9.7
Noninterest income	8,062	7,781	281	3.6
Noninterest expense	20,334	18,485	1,849	10.0
Income before provision for income taxes	10,941	10,463	478	4.6
Provision for income taxes	3,560	3,505	55	1.6
Net income	$7,381	6,958	423	6.1%

COMMON SHARE DATA
Net income:
Basic	$1.16	1.10	0.06	5.5%
Diluted	1.15	1.08	0.06	6.0
Cash dividends	0.36	0.32	0.04	12.5
Book value	14.73	13.49	1.24	9.2
Outstanding shares	6,356,635	6,317,285	39,350	0.6
Weighted average outstanding - basic	6,349,099	6,311,798	37,301	0.6
Weighted average outstanding - diluted	6,423,970	6,418,417	5,553	0.1
Dividend payout ratio	30.99%	29.04	1.95	6.7

PERIOD-END BALANCES
Assets	$1,116,073	1,052,002	64,071	6.1%
Investment securities available for sale, at fair market value	115,440	134,121	(18,681)	(13.9)
Loans (1)	892,364	831,691	60,673	7.3
Deposits and other borrowings	1,016,342	961,962	54,380	5.7
Shareholders' equity	93,626	85,214	8,412	9.9

AVERAGE BALANCES
Assets	$1,100,971	1,026,715	74,256	7.2%
Interest-earning assets	1,025,236	961,138	64,098	6.7
Investment securities available for sale, at fair market value	123,472	139,975	(16,503)	(11.8)
Loans (1)	874,118	812,163	61,955	7.6
Deposits and other borrowings	869,382	811,051	58,331	7.2
Shareholders' equity	92,439	83,502	8,937	10.7

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.35%	1.37	(0.01)	(1.1)%
Return on average shareholders' equity	16.10	16.80	(0.70)	(4.2)
Net interest margin	4.77	4.69	0.08	1.7

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

YEAR-TO-DATE NET INCOME REVIEW

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the six month period
	ended June 30,		Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
Interest income
Interest and fees on loans	$33,568	26,990	6,578	24.4%
Interest on investment securities available for sale	2,464	2,639	(175)	(6.6)
Interest on federal funds sold	586	65	521	801.5
Dividends on FHLB stock	99	92	7	7.6
Total interest income	36,717	29,786	6,931	23.3

Interest expense
Interest on deposits	11,263	6,337	4,926	77.7
Interest on retail repurchase agreements	351	196	155	79.1
Interest on commercial paper	344	159	185	116.4
Interest on federal funds purchased	14	65	(51)	(78.5)
Interest on FHLB borrowings	482	662	(180)	(27.2)
Total interest expense	12,454	7,419	5,035	67.9

Net interest income	24,263	22,367	1,896	8.5

Provision for loan losses	1,050	1,200	(150)	(12.5)

Net interest income after provision for loan losses	23,213	21,167	2,046	9.7

Noninterest income
Service charges on deposit accounts	4,105	3,839	266	6.9
Fees for trust and brokerage services	1,628	1,551	77	5.0
Mortgage-banking income	497	756	(259)	(34.3)
Investment securities gains	3	69	(66)	(95.7)
Other	1,829	1,566	263	16.8
Total noninterest income	8,062	7,781	281	3.6

Noninterest expense
Salaries and other personnel	11,484	10,572	912	8.6
Net occupancy	1,391	1,259	132	10.5
Furniture and equipment	1,966	1,805	161	8.9
Marketing and advertising	796	523	273	52.2
Postage and supplies	736	632	104	16.5
Telephone	395	366	29	7.9
Professional services	480	400	80	20.0
Other	3,086	2,928	158	5.4
Total noninterest expense	20,334	18,485	1,849	10.0

Net income before provision for income taxes	10,941	10,463	478	4.6

Provision for income taxes	3,560	3,505	55	1.6

Net income	$7,381	6,958	423	6.1%

Common Share Data
Net Income - basic	$1.16	1.10	0.06	5.5%
Net Income - diluted	1.15	1.08	0.07	6.5
Cash dividends	0.36	0.32	0.04	12.5
Book value	14.73	13.49	1.24	9.2

Weighted average common shares outstanding - basic	6,349,099	6,311,798
Weighted average common shares outstanding - diluted	6,423,970	6,418,417

Net Interest Income
Net interest income for the six month period ended June 30, 2006 increased $1.9 million, or 8.5%, to $24.3 million from $22.4 million for the six month period ended June 30, 2005. During the first six months of 2006, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 97 basis points to 7.22% during the six month period ended June 30, 2006 from 6.25% during the six month period ended June 30, 2005. The average cost of interest-bearing liabilities increased 105 basis points to 2.89% during the six month period ended June 30, 2006 from 1.84% during the six month period ended June 30, 2005. Net interest income for the six month period ended June 30, 2006 was 24.3 million, and the net yield on interest-earning assets was 4.77%. Average interest-earning assets increased $64.1 million over the same periods, while interest-bearing liabilities increased $58.3 million. The primary reason for the increase in the yields earned and paid on interest-earnings assets and interest-bearing liabilities, respectively, has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

The following table summarizes the Company's average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company's yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities.

	For the six month period ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$874,118	$ 33,568	7.74%	$ 812,163	$ 26,990	6.70%
Investment securities available for sale, nontaxable (2)	54,979	993	3.64	63,939	1,190	3.75
Investment securities available for sale, taxable (2)	68,493	1,471	4.33	76,036	1,449	3.84
Federal funds sold	24,377	586	4.85	4,455	65	2.94
FHLB stock	3,269	99	6.11	4,545	92	4.08
Total interest-earning assets	1,025,236	36,717	7.22	961,138	29,786	6.25

Noninterest-earning assets
Cash and due from banks	39,463			31,128
Allowance for loan losses	(8,638)			(7,775)
Premises and equipment, net	23,255			22,353
Accrued interest receivable	5,078			4,411
Goodwill	3,688			3,688
Other intangible assets	163			287
Other	12,726			11,485
Total noninterest-earning assets	75,735			65,577

Total assets	$1,100,971			$ 1,026,715

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$365,361	$ 3,745	2.07%	$ 294,081	$ 1,071	0.73%
Savings deposit accounts	46,138	73	0.32	47,520	69	0.29
Time deposit accounts	394,822	7,445	3.80	369,070	5,197	2.84
Total interest-bearing deposits	806,321	11,263	2.82	710,671	6,337	1.80

Retail repurchase agreements	18,204	351	3.89	21,244	196	1.86
Commercial paper	18,221	344	3.81	17,631	159	1.82
Federal funds purchased	541	14	5.22	5,017	65	2.61
FHLB borrowings	26,095	482	3.72	56,488	662	2.36
Total interest-bearing liabilities	869,382	12,454	2.89	811,051	7,419	1.84

Noninterest-bearing liabilities
Noninterest-bearing deposits	132,898			127,457
Other noninterest-bearing liabilities	6,252			4,705
Total noninterest-bearing liabilities	139,150			132,162

Total liabilities	1,008,532			943,213

Shareholders' equity	92,439			83,502

Total liabilities and shareholders' equity	$1,100,971			$1,026,715

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$24,263	4.77%		$22,367	4.69%

(1)

Calculated including mortgage loans held for sale.  Nonaccrual loans are included in average balances for yield computations.  The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis.  All loans and deposits are domestic.

(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the six month period ended June 30, 2006 to the six month period ended June 30, 2005 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the six months ended June 30, 2006 compared with the six months ended June 30, 2005
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$2,164	4,414	6,578
Investment securities available for sale	(347)	172	(175)
Federal funds sold	455	66	521
FHLB stock	(9)	16	7
Total interest-earning assets	$2,263	4,668	6,931

Interest-bearing liabilities
Interest-bearing deposits	$946	3,980	4,926
Retail repurchase agreements	(23)	178	155
Commercial paper	5	180	185
Federal funds purchased	432	(483)	(51)
FHLB borrowings	(90)	(90)	(180)
Total interest-bearing liabilities	$1,270	3,765	5,035

NET INTEREST INCOME	$993	903	1,896

Provision for Loan Losses
The provision for loan losses was $1.1 million and $1.2 million for the six month periods ended June 30, 2006 and 2005, respectively.

The decline in the provision for loan losses during the first six months of 2006 when compared with the same period of 2005 was impacted by the same factors impacting the second quarter of 2006 when compared with the second quarter of 2005 with the exception of net loans charged-off.

Net loans charged-off improved during the six month period ended June 30, 2006 when compared with the same period of 2005 to $602 thousand, or 0.14% of average loans excluding mortgage loans held for sale and unearned amounts from $768 thousand, or 0.19% of average loans excluding mortgage loans held for sale and unearned amounts.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Loans and Financial Condition, Allowance for Loan Losses all contained herein for a further discussion regarding the Company's factors impacting the adequacy of the Company's Allowance.

Noninterest Income
Noninterest income for the six month period ended June 30, 2006 totaled $8.1 million, up $280 thousand compared with the same period of 2005. The primary fluctuations within noninterest income when comparing the six month period ended June 30, 2005 to the same period of 2006 included increases in service charges on deposit accounts of $266 thousand and other noninterest income of $263 thousand offset by a decline in mortgage-banking income of $259 thousand.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 50.9% of noninterest income during the six months ended June 30, 2006 compared with 49.3% of noninterest income for the same period of 2005. Service charges on deposit accounts increased $266 thousand, or 6.9% when comparing the same periods. Management believes that the increase in service charges on deposit accounts is due, in part, to the increase in core traditional deposit accounts when comparing the six months ended June 30, 2005 to the same period of 2006.

Mortgage-banking income decreased $259 thousand, or 34.3%, during the six month period ended June 30,2006 with the same period of 2005.  The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the six month
	period ended June 30,
	2006	2005
Mortgage-servicing fees	$387	340
Gain on sale of loans	290	616
Mortgage-serciving right amortization, impairment, and recoveries	(272)	(295)
Processing fees	42	47
Other mortgage-banking income	50	48
Total mortgage-banking income	$497	756

The decrease in mortgage-banking income when comparing the six month period ended June 30, 2006 to the same period of 2005 was primarily due to decreased sales over the periods noted resulting in lower gains on sales of mortgage loans offset by a decline in mortgage-servicing right amortization, impairment, and recoveries and an increase in mortgage-servicing fees. Residential mortgage loan originations during the six month period ended June 30, 2006 were offset by maturities, prepayments, and loan sales.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of how such activities impacted mortgage-banking income during the six month periods ended June 30, 2006 and 2005.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company's retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio.  These transactions contributed to increased gains on sale of loans during the six month period ended June 30, 2005.  Offsetting this decline in gain on sale of mortgage loans was a decline in the amortization, impairment, and recoveries within the mortgage-servicing right portfolio.  As interest rates have continued to rise during 2006, refinancing activity continues to slow.  As such, the component of mortgage-servicing right amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) has slowed as well. Additionally, over the last several years the Company was required to record reserves for impairment as declining interest rates caused the estimated fair value of its mortgage-servicing right portfolio to fall below recorded values. Recent increases in market interest rates for mortgage loans resulted in increases in the estimated fair value of the Company's mortgage-servicing right portfolio, allowing the Company to recover a portion of previously recorded impairment reserves through the mortgage-servicing right valuation allowance. The increase in mortgage-servicing fees during the six month period ended June 30, 2006 compared with the same period of 2005 is the result of an increase in mortgage loans serviced for others totaling $18.8 million between the periods noted as fees earned are directly correlated to the portfolio serviced.

See Note 6 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q contained herein for a further discussion regarding the Company's mortgage-servicing rights portfolio.

Other noninterest income increased $263 thousand during the six month period ended June 30, 2006 over the same period of 2005. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Noninterest Expense
Noninterest expense for the six month period ended June 30, 2006 increased $1.8 million, or 10.0%, to $20.3 million from $18.5 million during the six month period ended June 30, 2005. The primary contributors to this increase were increases in salaries and other personnel and marketing and advertising expense.

Comprising 56.5% of noninterest expense during the six month period ended June 30, 2006 and 57.2% of noninterest expense during the six month period ended June 30, 2005, salaries and other personnel expense increased between the periods by increased $912 thousand to $20.3 million from $18.5 million. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers as well as the addition of new officer positions including those positions created with regard to the opening of the new Easley banking office during the third quarter of 2005 and the preparation for the opening of the Boiling Springs temporary office during the third quarter of 2006.  The Company also continued to experience increasing medical insurance premiums during the first six months of 2006 compared with the same period of 2005 due to the increasing number of employees as well as the increasing premiums.  Medical insurance expense increased $158 thousand over these periods. Full time equivalent employees increased from 375 at June 30, 2005 to 399 at June 30, 2006.

Marketing and advertising expense increased $273 thousand during the first six months of 2006 compared with the same period of 2005.  Impacting this increase were costs associated with the Company's additional marketing efforts directed toward the reintroduction of several existing deposit products. Additionally, expenses were incurred during the first six months of 2006, and will continue to be incurred throughout 2006, in conjunction with the Company's 100-year anniversary celebration.

Provision for Income Taxes
Income tax expense totaled $3.6 million for the six month period ended June 30, 2006, compared with $3.5 million for the six month period ended June 30, 2005.  The Company's effective tax rate was 32.5% and 33.5%, respectively, during the two periods based on timing differences.

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

Item 4.  Controls and Procedures

Our management, Chairman and Chief Executive Officer and President and Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of June 30, 2006.

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

Changes in Internal Controls
During the second quarter of 2006, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 14 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the information required by this item.

Item 1a. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1a to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholders' Meeting was held on April 18, 2006, and there were 5,375,559 shares present in person or by proxy of the 6,350,635 shares of common stock entitled to vote at the Annual Shareholders' Meeting.

Proposal #1 - Election of Directors.  At the meeting the following directors were elected for three year terms ending in 2009:

	Number of Votes For	Number of Votes Withheld
L. Leon Patterson	5,375,559	--
Sam B. Phillips, Jr.	5,375,559	--
J. David Wasson, Jr.	5,375,559	--

On March 26, 2005, Director William S. Moore passed away after a short illness. Mr. Moore would have been eligible for reelection at the 2006 Annual Shareholders' Meeting.  The resulting vacancy will be filled in accordance with the Company's Bylaws and Articles of Incorporation.

The following directors' term of office continued after the meeting: W. Fred Davis, Jr., David P. George, Jr., Michael D. Glenn, John T. Gramling, II, John D. Hopkins, Jr., E. Keith Snead, III, Ann B. Smith, and Paul W. Stringer.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1         L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The exhibits noted above have been filed with the Securities and Exchange Commission in conjunction with this Quarterly Report on Form 10-Q. Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360.

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

Dated:   August 9, 2006