Form 10-Q
period 2006-09-30
PALMETTO BANCSHARES INC
filed 2006-11-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

        Large accelerated filer [ ]            Accelerated filer [x]            Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class ----------------------------- Common stock, $5.00 par value	Outstanding at October 31, 2006 ------------------------------- 6,356,785

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1a.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$33,876	36,978
Federal funds sold	6,662	998
Total cash and cash equivalents	40,538	37,976

Federal Home Loan Bank ("FHLB") stock, at cost	2,599	3,786
Investment securities available for sale, at fair market value	119,538	125,988
Mortgage loans held for sale	1,334	4,821

Loans	930,205	866,181
Less: allowance for loan losses	(8,724)	(8,431)
Loans, net	921,481	857,750

Premises and equipment, net	24,331	22,676
Goodwill	3,691	3,691
Other intangible assets	139	175
Accrued interest receivable	6,127	5,226
Other	12,954	12,926
Total assets	$1,132,732	1,075,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$146,081	131,157
Interest-bearing	833,576	772,226
Total deposits	979,657	903,383

Retail repurchase agreements	17,468	16,728
Commercial paper (Master notes)	21,887	17,915
Federal funds purchased	-	1,000
FHLB borrowings - short-term	-	16,900
FHLB borrowings - long-term	10,000	23,000
Accrued interest payable	1,514	1,275
Other	5,019	5,873
Total liabilities	1,035,545	986,074

Commitments and contingencies (Note 14)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,356,785 and 6,331,335
at September 30, 2006 and December 31, 2005, respectively	31,784	31,656
Capital surplus	986	659
Retained earnings	65,283	57,532
Accumulated other comprehensive loss, net of tax	(866)	(906)
Total shareholders' equity	97,187	88,941

Total liabilities and shareholders' equity	$1,132,732	1,075,015

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods ended September 30,
	2006	2005
Interest income
Interest and fees on loans	$18,033	14,946
Interest on investment securities available for sale:
U.S. Government agencies (taxable)	458	231
State and municipal (nontaxable)	512	549
Mortgage-backed securities (taxable)	212	391
Interest on federal funds sold	317	84
Dividends on FHLB stock	45	54
Total interest income	19,577	16,255

Interest expense
Interest on deposits	6,680	3,815
Interest on retail repurchase agreements	213	138
Interest on commercial paper	247	129
Interest on federal funds purchased	6	13
Interest on FHLB borrowings - short-term	-	490
Interest on FHLB borrowings - long-term	96	204
Total interest expense	7,242	4,789

Net interest income	12,335	11,466

Provision for loan losses	275	600

Net interest income after provision for loan losses	12,060	10,866

Noninterest income
Service charges on deposit accounts	2,228	2,148
Fees for trust and brokerage services	817	612
Mortgage-banking income	182	287
Investment securities gains	-	12
Other	909	865
Total noninterest income	4,136	3,924

Noninterest expense
Salaries and other personnel	5,772	5,740
Net occupancy	733	659
Furniture and equipment	986	890
Marketing and advertising	488	328
Postage and supplies	350	295
Telephone	180	181
Professional services	210	218
Other	1,638	1,483
Total noninterest expense	10,357	9,794

Net income before provision for income taxes	5,839	4,996

Provision for income taxes	2,038	1,673

Net income	$3,801	3,323

Common Share Data
Net income - basic	$0.60	0.53
Net income - diluted	0.59	0.52
Cash dividends	0.18	0.16
Book value	15.29	13.81

Weighted average common shares outstanding - basic	6,356,656	6,319,613
Weighted average common shares outstanding - diluted	6,432,546	6,421,407

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the nine month periods ended September 30,
	2006	2005
Interest income
Interest and fees on loans	$51,601	41,936
Interest on investment securities available for sale:
U.S. Government agencies (taxable)	1,497	482
State and municipal (nontaxable)	1,505	1,739
Mortgage-backed securities (taxable)	644	1,589
Interest on federal funds sold	903	149
Dividends on FHLB stock	144	146
Total interest income	56,294	46,041

Interest expense
Interest on deposits	17,943	10,152
Interest on retail repurchase agreements	564	334
Interest on commercial paper	591	288
Interest on federal funds purchased	20	78
Interest on FHLB borrowings - short-term	99	676
Interest on FHLB borrowings - long-term	479	680
Total interest expense	19,696	12,208

Net interest income	36,598	33,833

Provision for loan losses	1,325	1,800

Net interest income after provision for loan losses	35,273	32,033

Noninterest income
Service charges on deposit accounts	6,333	5,987
Fees for trust and brokerage services	2,445	2,163
Mortgage-banking income	679	1,043
Investment securities gains	3	81
Other	2,738	2,431
Total noninterest income	12,198	11,705

Noninterest expense
Salaries and other personnel	17,256	16,312
Net occupancy	2,124	1,918
Furniture and equipment	2,952	2,695
Marketing and advertising	1,284	851
Postage and supplies	1,086	927
Telephone	575	547
Professional services	690	618
Other	4,724	4,411
Total noninterest expense	30,691	28,279

Net income before provision for income taxes	16,780	15,459

Provision for income taxes	5,598	5,178

Net income	$11,182	10,281

Common Share Data
Net income - basic	$1.76	1.63
Net income - diluted	1.74	1.60
Cash dividends	0.54	0.48
Book value	15.29	13.81

Weighted average common shares outstanding - basic	6,351,646	6,314,431
Weighted average common shares outstanding - diluted	6,427,536	6,418,032

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data)
(unaudited)
					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

Net income				10,281		10,281
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $570					(911)
Less: reclassification adjustment included
in net income, net of tax effect of $31					(50)
Net unrealized losses on securities						(961)

Comprehensive income						9,320

Cash dividend declared and paid ($0.48 per share)				(3,032)		(3,032)
Exercise of stock options	27,000	135	175			310

Balance at September 30, 2005	6,324,285	$31,621	$623	$55,172	$(56)	$87,360

Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				11,182		11,182
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $24					38
Less: reclassification adjustment included
in net income, net of tax effect of $1					2
Net unrealized gains on securities						40

Comprehensive income						11,222

Cash dividend declared and paid ($0.54 per share)				(3,431)		(3,431)
Compensation expense related to stock options			99			99
Exercise of stock options	25,450	128	228			356

Balance at September 30, 2006	6,356,785	$31,784	$986	$65,283	$(866)	$97,187

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the nine month periods ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$11,182	10,281
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,991	2,465
Investment securities gains	(3)	(12)
Provision for loan losses	1,325	1,800
Origination of mortgage loans held for sale	(32,356)	(55,343)
Proceeds from sale of mortgage loans held for sale	36,213	58,398
Gain on sale of mortgage loans	(370)	(836)
Increase in accrued interest receivable	(901)	(304)
Increase in accrued interest payable	239	101
Compensation expense related to stock options	99	-
Increase in other assets, net	(303)	(2,189)
(Decrease) increase in other liabilities, net	(879)	146

Net cash provided by operating activities	16,237	14,507

Cash flows from investing activities
Purchase of investment securities available for sale	(14,832)	(46,986)
Proceeds from maturities of investment securities available for sale	12,700	790
Proceeds from sales of investment securities available for sale	4,129	49,257
Proceeds from calls of investment securities available for sale	458	2,052
Principal paydowns on mortgage-backed securities available for sale	4,065	12,242
Redemption (purchase) of FHLB stock	1,187	(933)
Net increase in loans outstanding	(65,210)	(74,048)
Purchases of premises and equipment, net	(3,183)	(1,989)

Net cash used in investing activities	(60,686)	(59,615)

Cash flows from financing activities
Net increase in deposit accounts	76,274	47,075
Net increase in retail repurchase agreements	740	476
Net increase in commercial paper	3,972	1,052
Decrease in federal funds purchased	(1,000)	-
Net increase (decrease) in FHLB borrowings	(29,900)	16,400
Proceeds from stock option activity	356	310
Dividends paid	(3,431)	(3,032)

Net cash provided by financing activities	47,011	62,281

Net increase in cash and cash equivalents	2,562	17,173
Cash and cash equivalents, beginning of the period	37,976	33,445

Cash and cash equivalents, end of the period	$40,538	50,618

Supplemental Information
Cash paid during the period for:
Interest expense	$19,935	12,107
Income taxes	5,960	5,142

Supplemental schedule of non-cash investing and financing transactions
Change in unrealized loss on investment securities available
for sale, net of income tax	$40	(961)
Loans transferred to other real estate owned, at fair market value	154	1,050
Loans charged-off	1,166	1,232

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Notes To Consolidated Interim Financial Statements (Unaudited)

Palmetto Bancshares, Inc. is a regional financial services company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 32 retail banking offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the "Upstate").  Brokerage operations are conducted through the Bank's wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"). The Bank was organized and chartered under South Carolina law in 1906.  Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its subsidiary, Palmetto Capital, except where the context requires otherwise.

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

While the Company's chief decision-makers monitor the revenue streams of the Company's various products and services, the identifiable segments are not material, and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company's management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications
Certain amounts previously presented in the Company's Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on the prior periods' net income or retained earnings as previously reported. During the first quarter of 2006, due to the nature of the account, the Company began classifying its interest bearing overnight investment account at the Federal Home Loan Bank as federal funds sold.  Prior to 2006, this account had been classified within the cash and due from banks financial statement line item.  As such, this change resulted in prior period reclassifications within the Consolidated Balance Sheets and Consolidated Statements of Income.

Concentrations of Credit Risk
The Company makes loans to individuals and small to medium-sized businesses for various personal and commercial purposes primarily in the Upstate.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly impacted by economic conditions.  Management has identified, and the following table summarizes at the dates indicated, concentrations of types of lending that it monitors (dollars in thousands).

	September 30, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$121,519	125%	13%
Residential mortgage instruments	177,263	182	19
Nonresidential mortgage instruments	523,277	538	56

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at September 30, 2006, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards  ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has concluded that the adoption of SFAS No. 155 will not have a material impact on the Company's financial position and results of operations upon adoption.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company has concluded that the adoption of SFAS No. 156 will not have a material impact on the Company's financial position and results of operations upon adoption.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position and results of operations upon adoption.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year-end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its financial position, results of operations, and cash flows.

In September 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967."  EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations, and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and does not believe its adoption will impact the Company's financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations, and cash flows.

2.        CASH AND CASH EQUIVALENTS

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	September 30,	December 31,
	2006	2005
Cash working funds	$8,113	8,377
Noninterest-earning demand deposits in other banks	16,742	18,911
In-transit funds	9,021	9,690
Federal funds sold	6,662	998
Total cash and cash equivalents	$40,538	37,976

Liability management continues to be critical to enhancing the Company's profitability. The balance in costs between asset-based and liability-based liquidity and which funding alternatives are most effective are factors the Company considers with regard to its liquidity and funds management.  The increase in cash and cash equivalents during the first nine months of 2006 is a result of the growth in interest-bearing deposits outpacing the growth in the Company's loan and investment securities portfolios during the same period.   The Company expects to use excess balances of cash and cash equivalents to fund future interest-earning asset.

The average outstanding federal funds sold for the nine month periods ended September 30, 2006 and 2005 was $23.9 million and $6.6 million, respectively.  The maximum amount of federal funds sold at any month-end during the nine month periods ended September 30, 2006 and 2005 was $45.5 million and $9.5 million, respectively.

The average outstanding federal funds sold for the year ended December 31, 2005 was $4.1 million, respectively.  The maximum amount of federal funds sold at any month-end during the same period was $13.3 million.

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits.  At September 30, 2006 and December 31, 2005, the Federal Reserve required that the Company maintain $9.4 million and $8.5 million in reserve balances, respectively.  These required reserves were met through vault cash and deposits at the Federal Reserve and correspondent banks.

3.        INVESTMENT SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Investment securities available for sale
U.S. Government agencies	$43,491	-	(264)	43,227
State and municipal	57,903	120	(884)	57,139
Mortgage-backed securities	19,551	16	(395)	19,172
Total investment securities available for sale	$120,945	136	(1,543)	119,538

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Investment securities available for sale
U.S. Government agencies	$50,257	-	(297)	49,960
State and municipal	56,766	185	(945)	56,006
Mortgage-backed securities	20,438	1	(417)	20,022
Total investment securities available for sale	$127,461	186	(1,659)	125,988

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company's investment securities available for sale portfolio during the nine month period ended September 30, 2006.

During the quarter ended September 30, 2006, the Company had no sales of investment securities available for sale compared with realized gains of $68 thousand and realized losses amounting to $56 thousand during the same quarter of 2005.  During the nine month period ended September 30, 2006, the Company had realized gains of $25 thousand and realized losses amounting to $22 thousand on sales of investment securities available for sale compared with realized gains of $451 thousand and realized losses amounting to $370 thousand during the same period of 2005.  Specific identification is the basis on which cost is determined in computing realized gains and losses.

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
U.S. Government agencies	7	$31,738	$(292)	6	10,179	(224)	13	41,917	(516)
State and municipal	58	23,489	(552)	74	25,687	(1,068)	132	49,176	(1,620)
Mortgage-backed securities	8	3,350	(144)	24	14,810	(554)	32	18,160	(698)
Total investment securities available for sale	73	$58,577	$(988)	104	50,676	(1,846)	177	109,253	(2,834)

Management believes that these unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity.  At September 30, 2006, all mortgage backed securities were rated by Standard and Poor's as "A" or higher with 70% being rated "AAA." If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many constraints including, but not limited to, asset - liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

Investment securities available for sale with an aggregate carrying value totaling $71.9 million and $104.9 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. The decline in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.  At September 30, 2006, of its approximately $191 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $79.0 million in a letter of credit used to secure public deposits as required or permitted by law. No such line of credit was employed at December 31, 2005.

4.        LOANS

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Commercial business	$104,730	11.3%	90,345	10.5
Commercial real estate	579,486	62.8	561,574	65.1
Installment	20,979	2.3	18,677	2.2
Installment real estate	62,090	6.7	55,682	6.5
Indirect	39,784	4.3	30,481	3.5
Credit line	1,951	0.2	2,022	0.2
Prime access	53,771	5.8	54,296	6.3
Residential mortgage	46,352	5.0	34,453	4.0
Bankcards	11,223	1.2	11,744	1.4
Business manager	337	-	230	-
Other	1,789	0.2	2,059	0.2
Loans in process	7,106	0.8	3,857	0.4
Deferred loan fees and costs	607	0.1	761	0.1
Loans	930,205	100.7	866,181	100.4

Mortgage loans held for sale	1,334	0.2	4,821	0.6
Total loans, gross	931,539	100.9	871,002	101.0

Allowance for loan losses	(8,724)	(0.9)	(8,431)	(1.0)
Total loans, net	$922,815	100.0%	862,571	100.0

Loans included in the preceding table are net of participations sold and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $310.0 million and $304.2 million at September 30, 2006 and December 31, 2005, respectively. The majority of these mortgage loans sold and serviced for others are serviced for the Federal Home Loan Mortgage Corporation. See Note 6 contained herein for further discussion regarding mortgage loans serviced by the Company for others. Net gains on the sale of mortgage loans, included in Mortgage-Banking Income in the Company's Consolidated Statements of Income, totaled $80 thousand and $220 thousand for the three month periods ended September 30, 2006 and 2005, respectively, and $370 thousand and $836 thousand for the nine month periods ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006, the Company introduced business credit scoring and began placing an emphasis on small commercial credits.  Management believes that these changes resulted in an increase in commercial business loans as a percentage of the total portfolio.

Management believes that the aggressive building of recent years in terms of commercial real estate may indicate an upcoming period of oversupply.  In order to avoid an excess supply of commercial limited-service properties, during the first nine months of 2006, the Company began to further tighten underwriting standards with regard to such loans resulting in a decline within the portfolio segment.

During the first nine months of 2006, the Company's indirect lending portfolio increased by $9.3 million, or 30.5%.  Management attributes this indirect loan growth to a new program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers.  Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers and their customers.

During the first nine months of 2006, prime access loans declined as a percentage of the total loan portfolio.  Management attributes this decline to the conversion of prime access loans to fixed rate second mortgages during the rising rate environment that has been experienced since the second quarter of 2004.

The increase in residential mortgage loans and the decrease in mortgage loans held for sale during the first nine months of 2006 is the result of an increase in retained residential mortgage loans during the period.

See Note 1 contained herein for discussion regarding the Company's concentration of credit risk.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	September 30,	December 31,
	2006	2005
Nonaccrual loans	$6,921	9,913
Loans past due 90 days and still accruing (1)	94	207
	$7,015	10,120

(1) Substantially all of these loans are bankcard loans

At December 31, 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  In accordance with the Bank's lending policy, the loans were downgraded to substandard. At December 31, 2005, the principal balance of these loans totaled $7.2 million, and management believed the collateral securing these loans was sufficient to cover the Bank's exposure.  Payment was received during the first quarter of 2006 on one of these loans (balance of approximately $3.3 million) that warranted the removal of nonaccrual status at that time. During the third quarter of 2006, this loan was paid in full.  After taking into consideration the removal of this loan from nonaccrual status during the first nine months of 2006, activity within the nonaccrual loan portfolio has resulted in a relatively unchanged balance since December 31, 2005.  Management believes the collateral securing the remaining isolated loan circumstance as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 continued to be sufficient to cover the Bank's exposure at September 30, 2006. The following table summarizes nonaccrual loan trends over the twelve month period ended September 30, 2006 after adjusting the nonaccrual loan balance for the special circumstance loan remaining in nonaccrual status at September 30, 2006 (in thousands).

	September 30,	December 31,	September 30,
	2006	2005	2005
Nonaccrual loans	$6,921	$9,913	2,703
Less: remaining loan(s) discussed above	(3,903)	(7,177)	-
Adjusted nonaccrual loans	$3,018	$2,736	2,703

Ending loans (1)	$930,205	$866,181	845,320
Nonaccrual loans as a percentage of loans (1)	0.32%	0.32	0.32

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

As a percentage of total loans, nonaccrual loan remained relatively unchanged over the nine and twelve month periods ended September 30, 2006 after adjusting for the special circumstance loans discussed herein.

The table set forth below summarizes the activity impacting the allowance for loan losses (the "Allowance") for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Allowance, beginning of period	$8,879	8,051	8,431	7,619
Provision for loan losses	275	600	1,325	1,800

Loans charged-off	(454)	(374)	(1,166)	(1,232)
Loan recoveries	24	79	134	169
Net loans charged-off	(430)	(295)	(1,032)	(1,063)

Allowance, end of period	$8,724	8,356	$8,724	8,356

As of September 30, 2006, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the three and nine month periods ended September 30, 2006 and 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

The Bank makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time.  The Bank also provides standby letters of credit. See Note 14 contained herein for further discussion regarding the Company's commitments.

5.        PREMISES AND EQUIPMENT, NET

The following table summarizes the Company's premises and equipment balances at the dates indicated (in thousands).

	September 30,	December 31,
	2006	2005
Land	$6,302	5,856
Buildings	16,685	15,552
Leasehold improvements	2,844	2,775
Furniture and equipment	17,633	16,578
Software	3,140	2,858
Bank automobiles	824	816
Premises and equipment, gross	47,428	44,435

Accumulated depreciation and amortization	(23,097)	(21,759)
Premises and equipment, net	$24,331	22,676

During the first nine months of 2006, real estate was purchased in conjunction with the expansion of the Bank's Montague banking office in Greenwood County and the construction of the Bank's permanent Boiling Springs banking office in Spartanburg County.  The Montague banking office expansion contributed $188 thousand toward the increase in buildings during the first nine months of 2006.  The Boiling Springs banking office construction contributed $781 thousand and $228 thousand to buildings and furniture and equipment, respectively, during the same period.

The Bank entered into an additional lease in 2005, and therefore additional leasehold improvements, in conjunction with the move of the Bank's banking office on East Blackstock Road in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina.  The Bank also entered into an additional lease during 2006 with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office opened in 2006. The upfitting of this temporary facility contributed to the increase in leasehold improvements during the first nine months of 2006.

Contributing to the increase in furniture and equipment was the addition of new ATMs during the first nine months of 2006.  See Note 14 contained herein for discussion regarding the addition of three ATMs at nonretail office locations during the first nine months of 2006.  Additionally, during the same period, one ATM was added at an existing banking office location and another was added in conjunction with the opening of the Bank's new Boiling Springs banking office.

The table set forth below summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation on buildings and leasehold improvements is included in Net Occupancy Expense on the Company's Consolidated Statements on Income. Depreciation on furniture and equipment, software, and bank automobiles is included in Furniture And Equipment Expense on the Company's Consolidated Statements of Income. Depreciation balances were impacted during the period by the activity discussed herein.

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Accumulated depreciation, beginning of period	$22,710	20,932	21,759	20,089

Depreciation
Buildings	111	107	343	316
Leasehold improvements	43	31	124	115
Furniture and equipment	248	250	743	733
Software	62	61	197	194
Bank automobiles	43	38	119	113
Total depreciation	507	487	1,526	1,471

Disposals	(120)	(6)	(188)	(147)

Accumulated depreciation, end of period	$23,097	21,413	23,097	21,413

Although the Bank also entered into an additional lease during 2006 with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office opened in 2006, any additional related depreciation expenses were, for the most part, offset by the year-end 2005 expiration of the similar lease with regard to the temporary banking office used during the Easley banking office construction.

6.        MORTGAGE-SERVICING RIGHTS

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retained. All of the Company's loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $310.0 million and $304.2 million at September 30, 2006 and December 31, 2005, respectively. The majority of these mortgage loans sold and serviced for others are serviced for the Federal Home Loan Mortgage Corporation.

The following table summarizes the changes in the Company's mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2006	2005	2006	2005
Mortgage-servicing rights portfolio, net of
valuation allowance, beginning of period	$2,673	2,548	2,626	2,316
Capitalized mortgage-servicing rights	68	239	306	765
Mortgage-servicing rights portfolio amortization	(167)	(215)	(457)	(552)
Change in mortgage-servicing rights valuation allowance	11	40	110	83
Mortgage-servicing rights portfolio, net of
valuation allowance, end of period	$2,585	2,612	2,585	2,612

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of mortgage-servicing rights at September 30, 2006, December 31, 2005, and September 30, 2005 was $3.5 million, $3.1 million, and $3.0 million, respectively.

The decline in mortgage-servicing rights capitalized is primarily due to the lower level of mortgage loan sales during the three and nine month periods ended September 30, 2006 when compared with the same periods of 2005. This decline in mortgage loan sales was the result of a decline in mortgage loan originations.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company's retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio.  These transactions contributed to increased gains on sale of loans during the nine month period ended September 30, 2005.  Offsetting this decline in gain on sale of mortgage loans was a decline in the amortization, impairment, and recoveries within the mortgage-servicing rights portfolio.  As interest rates have risen since 2004, refinancing activity has continued to slow.  As such, mortgage-servicing rights amortization has slowed as well. Additionally, over the last several years the Company was required to record reserves for impairment as declining interest rates caused the estimated fair value of its mortgage-servicing rights portfolio to fall below recorded values. Recent increases in market interest rates for mortgage loans resulted in increases in the estimated fair value of the Company's mortgage-servicing rights portfolio, allowing the Company to recover a portion of previously recorded impairment reserves through the mortgage-servicing rights valuation allowance. The increase in mortgage-servicing fees during the nine month period ended September 30, 2006 compared with the same period of 2005 is the result of an increase in mortgage loans serviced for others totaling $8.9 million between the periods noted as fees earned are directly correlated to the portfolio serviced.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2006	2005	2006	2005
Valuation allowance, beginning of period	$15	89	114	132
Aggregate additions charged and reductions credited to operations	(11)	(40)	(110)	(83)
Valuation allowance, end of period	$4	49	4	49

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company estimates amortization expense related to its mortgage-servicing rights portfolio of $628 thousand for the year ended December 31, 2006, $513 thousand for the year ended December 31, 2007, $417 thousand for the year ended December 31, 2008, $337 thousand for the year ended December 31, 2009, $270 thousand for the year ended December 31, 2010, and $461 thousand thereafter.  Management is aware of no material events or uncertainties that would cause reported projected amortization related to its mortgage-servicing rights portfolio not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ material from these projections. However, amortization expense is calculated based on current available information regarding loan payments and prepayments and could change in future periods based on changes in volume of prepayments and other economic factors.

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company's mortgage-servicing rights portfolio.

7.        INTANGIBLE ASSETS

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	September 30,	December 31,	September 30,
	2006	2005	2005
Goodwill	$3,691	3,691	3,691
Customer list intangibles	139	175	211
Total intangible assets	$3,830	3,866	3,902

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2006	2005	2006	2005
Balance, at beginning of period	$151	247	175	320
Less: amortization	(12)	(36)	(36)	(109)
Balance, at end of period	$139	211	139	211

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	September 30,	December 31,	September 30,
	2006	2005	2005
Customer list intangibles, gross	$1,779	1,779	1,779
Less: accumulated amortization	(1,640)	(1,604)	(1,568)
Customer list intangibles, net	$139	175	211

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

The Company's intangible assets with infinite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. No changes were made to the carrying amount of goodwill during the three or nine month periods ended September 30, 2006 as a result of such impairment tests. Additionally, management is aware of no material events or uncertainties that have occurred since June 30, 2006 that would indicate that there might be impairment.

8.        REAL ESTATE AND PERSONAL PROPERTY ACQUIRED IN SETTLEMENT OF LOANS

The following table summarizes real estate and personal property acquired in settlement of loans at the dates indicated (in thousands).

	September 30,	December 31,	September 30,
	2006	2005	2005
Real estate acquired in settlement of loans	$771	1,954	2,003
Repossessed automobiles acquired in settlement of loans	347	167	180
Total property acquired in settlement of loans	$1,118	2,121	2,183

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2006	2005	2006	2005
Real estate acquired in settlement of loans, beginning of period	$728	2,323	1,954	2,413
Add: New real estate acquired in settlement of loans	72	534	154	1,050
Less: Sales / recoveries of real estate acquired in
settlement of loans	(29)	(829)	(1,150)	(1,226)
Less: Provision charged to expense	-	(25)	(187)	(234)
Real estate acquired in settlement of loans, end of period	$771	2,003	771	2,003

Levels of real estate acquired in settlement of loans decreased from December 31, 2005 to September 30, 2006. Management believes that the main factor contributing to this decline has been the portfolio trend of recent years that is not believed to necessarily be indicative of historical or future credit trends.  The following table summarizes the Company's real estate acquired in settlement of loans portfolio balance at the dates indicated (in thousands).

December 31, 2001	$217
December 31, 2002	2,468
December 31, 2003	2,170
December 31, 2004	2,413
December 31, 2005	1,954
September 30, 2006	771

Based on the Company's policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at September 30, 2006.

9.        DEPOSITS

The following table summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Transaction deposit accounts	$429,948	43.9%	351,629	38.9
Money market deposit accounts	127,500	13.0	111,380	12.4
Savings deposit accounts	45,217	4.6	45,360	5.0
Time deposit accounts	376,993	38.5	395,014	43.7
Total traditional deposit accounts	$979,658	100.0%	903,383	100.0

10.     FEDERAL HOME LOAN BANK BORROWINGS

At September 30, 2006, of its approximately $191 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $79.0 million in a letter of credit used to secure public deposits as required or permitted by law.

The following table summarizes the Company's borrowings from the FHLB at the dates indicated  (dollars in thousands).

	September 30, 2006
	Long-term	Short-term	Total
Borrowing balance outstanding	$ 10,000	-	10,000
Interest rate	3.85%	-	3.85	(1)
Maturity date	6/14/2007	Overnight

	December 31, 2005
	Long-term		Short-term	Total
Borrowing balance outstanding	$ 13,000	10,000	16,900	39,900
Interest rate	3.27%	3.85	4.44	3.91	(1)
Maturity date	6/14/2006	6/14/2007	Overnight

(1) Represents weighted average rate at the dates indicated.

The following table summarizes the Company's FHLB borrowing information at and for the dates indicated (dollars in thousands).

	At and for the nine month		At and for the year ended
	periods ended September 30,		December 31,
	2006	2005	2005
Short-term FHLB borrowings
Amount outstanding at period-end	$-	39,400	16,900
Average amount outstanding during period	2,861	26,504	26,745
Maximum amount outstanding at any month-end	10,900	51,400	51,400
Rate paid at period-end	-%	4.16	4.44
Weighted average rate paid during the period	4.63	3.41	3.59

Long-term FHLB borrowings
Amount outstanding at period-end	$10,000	23,000	23,000
Average amount outstanding during period	17,810	27,705	26,145
Maximum amount outstanding at any month-end	23,000	30,000	30,000
Rate paid at period-end	3.85%	3.52	3.52
Weighted average rate paid during the period	3.60	3.28	3.38

FHLB advances with fixed interest rates are subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period.  Management was not aware of any circumstances at September 30, 2006 that would require prepayment of any of the Company's FHLB advances.

11.     OTHER BORROWINGS

The following table summarizes short-term borrowing information at and for the periods indicated (dollars in thousands).

	At and for the nine month		At and for the year ended
	periods ended September 30,		December 31,
	2006	2005	2005
Retail repurchase agreements
Amount outstanding at period-end	$17,468	16,873	16,728
Average amount outstanding during period	18,492	21,060	20,690
Maximum amount outstanding at any month-end	23,344	20,981	20,981
Rate paid at period-end *	3.63%	2.13	2.63
Weighted average rate paid during the period	4.08	2.12	2.38

Commercial paper
Amount outstanding at period-end	$21,887	18,103	17,915
Average amount outstanding during period	19,630	18,433	18,833
Maximum amount outstanding at any month-end	22,104	21,877	21,877
Rate paid at period-end *	3.81%	2.31	2.81
Weighted average rate paid during the period	4.03	2.09	2.33

Federal funds purchased
Amount outstanding at period-end	$-	-	1,000
Average amount outstanding during period	584	3,820	4,098
Maximum amount outstanding at any month-end	3,000	13,320	13,320
Rate paid at period-end	-%	-	4.37
Weighted average rate paid during the period	4.58	2.73	2.71

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at period-end.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At September 30, 2006, the Company had unused short-term lines of credit at correspondent banks totaling $40 million (which were accessible at the Company's option).

12.     EMPLOYEE BENEFIT PLANS

Postretirement Benefits

The following table summarizes the combined adjusted postretirement benefit expense components for the Company's defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Service cost	$141	209	423	696
Interest cost	165	237	495	794
Expected return on plan assets	(229)	(354)	(687)	(1,169)
Amortization of prior service cost	3	3	9	11
Amortization of loss	20	35	60	113
Postretirement benefit expense	$100	130	300	445

The Company expects to contribute $1.2 million to the plan during 2006. During the three month periods ended September 30, 2006 and 2005, $308 thousand and $300 thousand was contributed, respectively. During the nine month periods ended September 30, 2006 and 2005, $925 thousand and $923 thousand was contributed, respectively.

Stock Option Plan
Since 1987, the Company has adopted several plans pursuant to which the Company's Board of Directors may grant incentive and nonincentive stock options to certain key employees and directors of the Company. The Board determines the option price and term of the options on the grant date.  The option price must be at least 100% of fair market value as of the grant date, and the term of the options shall not be greater than 10 years. Because the Company's common stock is not traded on an established market, the fair market value is determined by an annual independent valuation. The only stock option plan currently in effect is the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan.  This plan originally provided for the issuance of 175,000 common shares, which were doubled in conjunction with the 2000 stock split. During the 2003 Annual Meeting of Shareholders, the shareholders of the Company voted to amend the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan to increase the number of shares of common stock of the Company subject to the 1997 Stock Compensation Plan by 100,000 shares.

As of September 30, 2006, 429,200 options, net of cancellations, had been granted that expire at various dates through December 31, 2015. Of these, 242,335 remained outstanding at September 30, 2006 at prices ranging from $8.75 to $27.30. These options are not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At September 30, 2006, there were 20,800 remaining options available for grant under this plan.

Adoption of SFAS No. 123 (R)
Prior to January 1, 2006, the Company accounted for its 1997 Stock Compensation Plan under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." For the three and nine months ended September 30, 2005, no stock-based employee compensation cost was recognized in the Consolidated Statements of Income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The following table summarizes the impact on net income and net income per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards for the periods indicated (in thousand, except common share data). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods (dollars in thousands, except common share data).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2006	2005	2006	2005
Net income, as reported	$3,801	3,323	11,182	10,281
Add: stock-based compensation expense included in reported
net income, net of related tax effects	29	-	66	-
Deduct: stock-based compensation expense determined under fair market
value based method for all awards, net of related tax effects	(29)	(26)	(66)	(77)
Pro forma net income including stock-based compensation expense
based on fair market value method	$3,801	3,297	11,182	10,204

Common Share Data
Net income - basic, as reported	$0.60	0.53	1.76	1.63
Net income - basic, pro forma	0.60	0.52	1.76	1.62

Net income - diluted, as reported	$0.59	0.52	1.74	1.60
Net income - diluted, pro forma	0.59	0.51	1.74	1.59

Determining Fair Value
Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Dividend Yields. The Company estimates the expected dividend based on historical dividends declared per year, giving consideration for any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected Volatility. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company is closely held, and there is no established public trading market for the Company's stock.  The Company's Secretary facilitates stock trades of the Company's common stock by matching willing buyers and sellers that contact her with their intent.  However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no record.  Additionally, many of these transactions do not constitute arm's length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value.  The Company believes that many trades are between buyers and sellers that are family members, that are family members of Company employees, or that are members of the community who may be willing to pay a premium for the stock of a company headquartered in their community. Because of these factors, the Company does not believe that the prices at which the trades recorded by its Secretary are transacted can be considered fair market value, and, as a result, annually, a third party fair market valuation is performed by an external third party on a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options. The Company uses this fair market valuation of the common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option pricing formula on the implied yield currently available on U.S. Treasury zero coupon issues with the same or substantially equivalent remaining term as the expected term of the option.

Expected Term. The expected term represents the period that the Company's stock-based awards are expected to be outstanding.   The Company bases the expected term of options on its historical share option exercise experience as it believes this results in the best estimate of future exercise patterns.

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated. No stock-based awards were granted by the Company during the three month periods ended September 30, 2006 and 2005.

	For awards granted during the nine month periods ended September 30,
	2006	2005
Awards granted	15,000	33,000

Dividend yields	2.7	2.4
Expected volatility	5	16
Risk-free interest rate	4	4
Expected term (years)	10	9
Vesting period (years)	5	5

Stock Option Compensation Expense
The compensation cost that has been charged against pretax net income for stock options was $45 thousand and $99 thousand for the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the Consolidated Statements of Income with regard to this compensation cost was $16 thousand and $33 thousand for the three and nine months ended September 30, 2006, respectively. Management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards.

At September 30, 2006, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company's stock option plans but not yet recognized was $286 thousand. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a remaining period of 4.25 years.

Stock Option Activity
The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options	Weighted-average exercise price
Outstanding at December 31, 2004	257,835	$14.59
Granted	33,000	26.60
Forfeited / Cancelled	(4,000)	13.50
Exercised	(27,000)	11.43
Outstanding at September 30, 2005	259,835	$16.44

Outstanding at December 31, 2005	252,785	$16.63
Granted	15,000	27.30
Forfeited / Cancelled	-	-
Exercised	(25,450)	13.97
Outstanding at September 30, 2006	242,335	$17.57

Cash received from stock option exercises under the Company's stock option plan for the nine months ended September 30, 2006 and 2005 was $356 thousand and $309 thousand, respectively.

401(k) Retirement Plan
During the three month periods ended September 30, 2006 and 2005, the Company made matching contributions to employee 401(k) retirement plans totaling $73 thousand and $70 thousand, respectively. During the nine month periods ended September 30, 2006 and 2005, the Company made matching contributions to employee 401(k) retirement plans totaling $207 thousand and $212 thousand, respectively.

13.     NET INCOME PER COMMON SHARE

Basic earnings per share, which excludes dilution, is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock that share in the earnings of the Company.

The following table summarizes the Company's reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding - basic	6,356,656	6,319,613	6,351,646	6,314,431
Dilutive impact resulting from potential common share issuances	75,890	101,794	75,890	103,601
Weighted average common shares outstanding - diluted	6,432,546	6,421,407	6,427,536	6,418,032

Common Share Data
Net income - basic	$0.60	0.53	1.76	1.63
Net income - diluted	0.59	0.52	1.74	1.60

At September 30, 2006, there were no option shares excluded from the calculation of diluted net income per common share because the exercise price was greater than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.18 and $0.16 per share for the three month periods ended September 30, 2006 and 2005, respectively.  The Company paid cash dividends of $0.54 and $0.48 per share for the nine month periods ended September 30, 2006 and 2005, respectively.

14.     COMMITMENTS AND CONTINGENCIES

The Company's significant contractual obligations and commitments at December 31, 2005 are included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Legal Proceedings
The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company's financial condition or results of operations.

Lease Agreements
Lease payments for rental commitments under noncancelable ground and building operating leases totaled $188 thousand and $164 thousand during the three month periods ended September 30, 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005, such payments totaled $555 thousand and $483 thousand, respectively.  Such payments are included in Occupancy Expense in the Consolidated Statements of Income.

During the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. Also during the first quarter of 2006, the Bank entered into a one year lease agreement with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office to be opened in 2006.

In conjunction with the Company's 100th anniversary celebration on September 21st, the Company announced its plan to relocate its headquarters to downtown Greenville in 2008. Tentative plans project construction of the new leased facility to begin in 2007 with a projected completion date in 2008.  Management is currently completing negotiations of a build-to-suit ground and building lease with the property owner.

Lending Commitments
The following table summarizes the Company's contractual commitments to extend credit at September 30, 2006 (in thousands).

Home equity loans	$48,897
Credit cards	44,620
Commercial real estate development	86,470
Other unused lines of credit	62,705
Total contractual obligations	$242,692

Guarantees
At September 30, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2006 was $6.0 million.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at September 30, 2006.

Other Off-Balance Sheet Arrangements
At September 30, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

15.     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

At September 30, 2006, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $2.2 million at September 30, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at September 30, 2006.

16.     DIVIDEND RESTRICTIONS AND REGULATORY CAPITAL REQUIREMENTS

At September 30, 2006, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands) must be maintained. Since September 30, 2006, there have been no events or conditions that management believes would change these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2006
Total capital to risk-weighted assets
Company	$102,688	10.12%	81,137	8.00	n/a	n/a
Bank	101,468	10.00	81,137	8.00	101,422	10.00

Tier 1 capital to risk-weighted assets
Company	93,964	9.26	40,569	4.00	n/a	n/a
Bank	92,744	9.14	40,569	4.00	60,853	6.00

Tier 1 capital to average assets
Company	93,964	8.41	44,715	4.00	n/a	n/a
Bank	92,744	8.29	44,731	4.00	55,913	5.00

At September 30, 2005
Total capital to risk-weighted assets
Company	$91,608	10.29%	71,255	8.00	n/a	n/a
Bank	90,803	10.19	71,255	8.00	89,068	10.00

Tier 1 capital to risk-weighted assets
Company	83,252	9.35	35,627	4.00	n/a	n/a
Bank	82,447	9.26	35,627	4.00	53,441	6.00

Tier 1 capital to average assets
Company	83,252	7.91	42,098	4.00	n/a	n/a
Bank	82,447	7.83	42,110	4.00	52,637	5.00

The Company has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset / Liability Committee and approved by its Board of Directors. The primary goal of the Asset / Liability Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Asset / Liability Committee considers these strategies to ultimately position the balance sheet to minimize fluctuations in income associated with interest rate risk, it also monitors the Company's liquidity and capital positions to ensure that its strategies result in adequate positions of such other measures. The Company's primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, an ongoing assessment is conducted of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.  Management believes the Company has adequate capital to meet its needs without entering the capital market.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company.  The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.  Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be attained for any other period.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the Securities and Exchange Commission.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company's revenues, income, net income per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the Company's future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements discuss matters that are not historical facts.  Because such statements discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions.  Do not unduly rely on forward-looking statements.  Such statements give expectations about the Company's future and are not guarantees.  Actual events or results may differ materially as a result of risks and uncertainties facing the Company, including, without limitation, those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and other risks referenced from time to time in subsequent documents the Company files with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date for which they are made, and the Company might not update them to reflect changes that occur after the date they are made.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2005.  Of these significant accounting policies, the Company considers its policies regarding the accounting for its allowance for loan losses (the "Allowance"), pension plan, mortgage-servicing rights portfolio, past acquisitions, and income taxes to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available.

COMPANY OVERVIEW

Palmetto Bancshares, Inc. is a regional financial services holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 32 retail banking offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the "Upstate").  In addition to retail offices, at September 30, 2006, the Bank had 37 automatic teller machine ("ATM") locations (including seven at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. Additionally, as noted in Note 14 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q, the Bank anticipates the opening of two additional ATM locations by the end of 2006. The Bank celebrated the grand opening of its Boiling Springs banking office on October 16, 2006. Prior to this grand opening, the Bank was operating in a temporary location.  The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its brokerage subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), except where the context requires otherwise.

The bank derives its income primarily from interest on loans and investment securities. To a lesser extent, income is earned from fees from the sale of loans, fees received in connection with servicing loans, and service charges on deposit accounts. Income is also earned through Palmetto Capital and the Bank's trust department. The Bank's major expenses are salaries and benefits, the interest it pays on deposits and borrowings, and general operating expenses.

The Company conducts its business through the Bank, which is subject to the laws of the state of South Carolina and federal regulations governing the financial services industry. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bank holding companies are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

The Company provides banking and other financial services throughout its targeted markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. In addition to traditional banking services, the Company offers brokerage and trust services. Traditional banking services include the Bank's retail and commercial distribution network, telephone banking, and Internet banking. In addition, the Bank provides a variety of depository accounts including, but not limited to, interest-bearing and noninterest-bearing checking, savings, certificate of deposit, and money market accounts. The Bank also offers a variety of loan products, including, but not limited to, commercial, installment, real estate, indirect, and home equity loans as well as credit card services. The Bank's indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank's mortgage-banking operation meets a range of its customers' financial service needs by originating, selling, and servicing mortgage loans. The Bank's mortgage-banking operations provide both fixed-rate and adjustable-rate mortgage products and loan servicing. Mortgage lenders are located in the banking offices. The Company's trust department offers trust services for companies and individuals, and Palmetto Capital offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James. Investment advisors are located in banking office locations.  In addition, the Company maintains separate investment locations in Greenville and Laurens Counties.  Trust professionals are located in banking offices and the Company's operations center.

The Company is subject to competition from other financial institutions and operating results, like those of other financial institutions operating in South Carolina, are significantly influenced by local and state economic conditions, including, but not limited to, the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government and regulatory authorities that govern financial institutions and market interest rates impact the Company's financial condition and results of operations.

The Company's earnings and growth are subject to the influence of certain economic conditions, including, but not limited to, inflation, recession, and unemployment. The Company's earnings are impacted not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of Bank loans, investments, and deposits and impact the interest rates charged on loans and paid on deposits. The Federal Reserve's policies have had a significant impact on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

The Company's strategy is to be recognized as the Upstate's premier independent community banking organization, and the Company believes that there are opportunities for internal loan and deposit growth because our operations are located in some of the strongest growth markets in the Upstate.  The Company plans to position itself to take full advantage of these markets. To this end, in conjunction with the Company's 100th anniversary celebration on September 21st, the Company announced its plan to relocate its headquarters to downtown Greenville in 2008. Tentative plans project construction of the new leased facility to begin in 2007 with a projected completion date in 2008.  Management is currently completing negotiations of a build-to-suit ground and building lease with the property owner.  At an estimated cost of $12.5 million, the 42,000 square foot, classical bank design will be located at the corner of East North and Church Streets.  Despite the position of being in some of the best growth markets in South Carolina, the Company faces the risk of being particularly sensitive to changes in the state and local economies. If the economy weakens, it could cause loan demand to decline and also impact the Company's core deposit growth.

FINANCIAL CONDITION

The following information is intended to supplement any information relating to the Consolidated Balance Sheets contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	September 30,	December 31,	Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$33,876	36,978	(3,102)	(8.4)%
Federal funds sold	6,662	998	5,664	567.5
Total cash and cash equivalents	40,538	37,976	2,562	6.7

Federal Home Loan Bank ("FHLB") stock, at cost	2,599	3,786	(1,187)	(31.4)
Investment securities available for sale, at fair market value	119,538	125,988	(6,450)	(5.1)
Mortgage loans held for sale	1,334	4,821	(3,487)	(72.3)

Loans	930,205	866,181	64,024	7.4
Less allowance for loan losses	(8,724)	(8,431)	(293)	3.5
Loans, net	921,481	857,750	63,731	7.4

Premises and equipment, net	24,331	22,676	1,655	7.3
Goodwill	3,691	3,691	-	-
Other intangible assets	139	175	(36)	(20.6)
Accrued interest receivable	6,127	5,226	901	17.2
Other assets	12,954	12,926	28	0.2
Total assets	$1,132,732	1,075,015	57,717	5.4%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$146,081	131,157	14,924	11.4%
Interest-bearing	833,576	772,226	61,350	7.9
Total deposits	979,657	903,383	76,274	8.4

Retail repurchase agreements	17,468	16,728	740	4.4
Commercial paper (Master notes)	21,887	17,915	3,972	22.2
Federal funds purchased	-	1,000	(1,000)	(100.0)
FHLB borrowings - short-term	-	16,900	(16,900)	(100.0)
FHLB borrowings - long-term	10,000	23,000	(13,000)	(56.5)
Accrued interest payable	1,514	1,275	239	18.7
Other liabilities	5,019	5,873	(854)	(14.5)
Total liabilities	1,035,545	986,074	49,471	5.0

Shareholders' Equity
Common stock	31,784	31,656	128	0.4
Capital surplus	986	659	327	49.6
Retained earnings	65,283	57,532	7,751	13.5
Accumulated other comprehensive loss, net of tax	(866)	(906)	40	(4.4)
Total shareholders' equity	97,187	88,941	8,246	9.3

Total liabilities and shareholders' equity	$1,132,732	1,075,015	57,717	5.4%

During the first nine months of 2006 net cash inflows resulting from the growth in deposits, retail repurchase agreements, and commercial paper totaling $81.0 million coupled with net cash inflows from purchases, sales, maturities, calls, and paydowns within the investment securities portfolio totaling $6.5 million were used to fund loan growth during the period of $60.5 million, including mortgage loans held for sale, and paydown federal funds purchased and FHLB borrowings totaling $30.9 million.  Excess funds resulting from these activities resulted in an increase in cash and cash equivalents at September 30, 2006 over December 31, 2005.

Cash and Cash Equivalents
The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	September 30,	December 31,
	2006	2005
Cash working funds	$8,113	8,377
Noninterest-earning demand deposits in other banks	16,742	18,911
In-transit funds	9,021	9,690
Federal funds sold	6,662	998
Total cash and cash equivalents	$40,538	37,976

As interest rates continue to rise, liability management continues to be critical to enhancing the Company's profitability. The balance in costs between asset-based and liability-based liquidity and which funding alternatives are most effective are factors the Company considers with regard to its liquidity and funds management.  The increase in cash and cash equivalents during the first nine months of 2006 is a result of the growth in interest-bearing deposits outpacing the growth in the Company's loan and investment securities portfolios during the same period.   The Company expects to use the excess balances of cash and cash equivalents to fund future interest-earning asset growth.

FHLB Stock
As a member of the FHLB System, the Bank is required to maintain an investment in the FHLB.  Under the FHLB's capital structure, a member's stock requirement must total an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB's Capital Plan. The Bank's investment at September 30, 2006 was in compliance with this requirement.

Investment Securities Available For Sale
Investment securities available for sale totaled $119.5 million at September 30, 2006, a decrease of $6.5 million, or 5.1%, when compared with December 31, 2005.  Average balances of available for sale investment securities decreased to $117.1 million during the three months ended September 30, 2006 from $127.0 million during the same period of 2005. Average balances of available for sale investment securities decreased to $121.3 million during the first nine months of 2006 from $135.6 million during the same period of 2005. The following table summarizes the composition of the Company's investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
U.S. Government agencies	$43,227	36.2%	49,960	39.7
State and municipal	57,139	47.8	56,006	44.4
Mortgage-backed securities	19,172	16.0	20,022	15.9
Total investment securities available for sale	$119,538	100.0%	125,988	100.0

Total investment securities available for sale as a percentage of total assets	10.6%		11.7

Investment securities available for sale as a percentage of total assets declined from December 31, 2005 to September 30, 2006 as a result of mortgage-backed security prepayment and paydown funds as well as short-term taxable agencies not being reinvested but instead being used to fund loan growth and repay borrowings during the nine months ended September 30, 2006.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the activity impacting the Company's investment securities available for sale portfolio during the three and nine month periods ended September 30, 2006.

The following table summarizes the amortized costs and fair market values with regard to the Company's investment securities portfolio at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Amortized cost	Fair market value	Amortized cost	Fair market value
U.S. Government agencies	$43,491	43,227	50,257	49,960
State and municipal	57,903	57,139	56,766	56,006
Mortgage-backed securities	19,551	19,172	20,438	20,022
Total investment securities available for sale	$120,945	119,538	127,461	125,988

See Note 3 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's investment securities portfolio.

Loans
General. Loans represent the most significant component of the Company's interest-earning assets.  The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur within different segments of the economy, geographic locations, or in particular industries.  Although the Company may originate loans outside of its market area, the Company originates the majority of its loans in its primary market area of the Upstate.

The following table summarizes the Company's loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Commercial and industrial	$121,519	13.1%	143,334	16.5
Real estate - 1 - 4 family	177,263	19.0	167,693	19.3
Real estate - construction	22,430	2.4	29,731	3.4
Real estate - other	523,277	56.2	458,154	52.6
General consumer	70,055	7.5	55,008	6.3
Credit line	4,753	0.5	4,465	0.5
Bankcards	11,223	1.2	11,744	1.3
Others	1,019	0.1	873	0.1
Total loans	$931,539	100.0%	871,002	100.0

The Company emphasizes growth in loans secured by real estate as such loans are typically less risky than loans secured by collateral other than real estate or unsecured loans.  The loan portfolio secured by real estate comprised 75.3% of the Company's loan portfolio at December 31, 2005 compared with 77.6% of the Company's loan portfolio at September 30, 2006.  The majority of the growth in loans secured by real estate was offset by a decline in loans, as a percentage of the loan portfolio, secured by commercial and industrial security other than real estate.

The following table summarizes the Company's loan portfolio, by loan purpose, net of the allowance for loan losses, at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Commercial business	$104,730	11.3%	90,345	10.5
Commercial real estate	579,486	62.8	561,574	65.1
Installment	20,979	2.3	18,677	2.2
Installment real estate	62,090	6.7	55,682	6.5
Indirect	39,784	4.3	30,481	3.5
Credit line	1,951	0.2	2,022	0.2
Prime access	53,771	5.8	54,296	6.3
Residential mortgage	46,352	5.0	34,453	4.0
Bankcards	11,223	1.2	11,744	1.4
Business manager	337	-	230	-
Other	1,789	0.2	2,059	0.2
Loans in process	7,106	0.8	3,857	0.4
Deferred loan fees and costs	607	0.1	761	0.1
Loans	930,205	100.7	866,181	100.4

Mortgage loans held for sale	1,334	0.2	4,821	0.6
Total loans, gross	931,539	100.9	871,002	101.0

Allowance for loan losses	(8,724)	(0.9)	(8,431)	(1.0)
Total loans, net	$922,815	100.0%	862,571	100.0

At September 30, 2006, the Company's net loan portfolio approximated $922.8 million, or 81.5%, of the Company's total assets compared with $862.6 million, or 80.2%, at December 31, 2005. Mortgage loans held for sale decreased $3.5 million from December 31, 2005 to September 30, 2006.

During the nine months ended September 30, 2006, the Company introduced business credit scoring and began placing an emphasis on small commercial credits.  Management believes that these changes resulted in an increase in commercial business loans as a percentage of the total portfolio.

Management believes that the aggressive building of recent years in terms of commercial real estate may indicate an upcoming period of oversupply.  In order to avoid an excess supply of commercial limited-service properties, during the first nine months of 2006, the Company began to further tighten underwriting standards with regard to such loans resulting in a decline within the portfolio segment.

During the first nine months of 2006, the Company's indirect lending portfolio increased by $9.3 million, or 30.5%.  Management attributes this indirect loan growth to a new program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers.  Once introduced, the Company's goal is to continue to build and maintain relationships with these dealers and their customers.

During the first nine months of 2006, prime access loans declined as a percentage of the total loan portfolio.  Management attributes this decline to the conversion of prime access loans to fixed rate second mortgages during the rising rate environment that has been experienced since the second quarter of 2004.

The increase in residential mortgage loans and the decrease in mortgage loans held for sale during the first nine months of 2006 is the result of an increase in retained residential mortgage loans during the period.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's loan portfolio.

Credit Quality. The following table summarizes the composition of the Company's classified assets by collateral type at the dates indicated (in thousands).

	September 30, 2006
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$379	974	958	-	2,311
Real estate - 1 - 4 family	32	5,029	372	-	5,433
Real estate - construction	-	-	-	-	-
Real estate - other	347	8,265	518	-	9,130
General consumer	-	289	55	-	344
Credit line	5	38	1	-	44
Total classified assets	$763	14,595	1,904	-	17,262

	Total classified assets as a percentage of loans (1)				1.9%

	December 31, 2005
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$230	2,925	851	-	4,006
Real estate - 1 - 4 family	1,147	4,023	239	-	5,409
Real estate - construction	-	-	-	-	-
Real estate - other	82	11,400	58	-	11,540
General consumer	25	287	68	-	380
Credit line	6	54	1	1	62
Total classified assets	$1,490	18,689	1,217	1	21,397

	Total classified assets as a percentage of loans (1)				2.5%

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

As a percentage of loans excluding mortgage loans held for sale, classified assets declined from 2.5% at December 31, 2005 to 1.9% at September 30, 2006. The decline within substandard real estate - other from December 31, 2005 to September 30, 2006 resulted from the payoff of a loan during the third quarter of 2006 that was classified as substandard at December 31, 2005.  See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding this classified asset reduction.

Management is aware of no material relationships or specific events or trends that led to the decrease in classified assets during the first nine months of 2006 and believes that the decrease can be attributed to fluctuations in the normal course of business.

The Company's loan portfolio is periodically reviewed and loans are, in the opinion of management, appropriately classified. Allowances have been established against all assets requiring classification.

The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2006	2005

Nonaccrual loans	$6,921	9,913
Total nonperforming loans	6,921	9,913

Real estate acquired in settlement of loans	771	1,954
Repossessed automobiles acquired in settlement of loans	347	167
Total nonperforming assets	$8,039	12,034

Loans past due 90 days and still accruing (1)	$94	207

Ending loans (2)	$930,205	866,181
Nonaccrual loans as a percentage of loans (2)	0.74%	1.14
Nonperforming assets as a percentage of
total assets	0.71%	1.12

(1) Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

The following table summarizes the composition of nonaccrual loans, by collateral type, at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Real estate	$6,332	91.5%	9,165	92.4
Commercial and industrial	479	6.9	631	6.4
Credit cards	-	-	-	-
Other consumer	110	1.6	117	1.2
Total nonaccrual loans	$6,921	100.0%	9,913	100.0

The decline in nonaccrual loans from December 31, 2005 to September 30, 2006 was primarily the result of the removal of a loan in nonaccrual status and subsequent payoff of a loan during the nine months ended September 30, 2006.  See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding this classified asset reduction and the Company's loans in nonaccrual status.

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2006	2005	2006	2005
Real estate acquired in settlement of loans, beginning of period	$728	2,323	1,954	2,413
Add: New real estate acquired in settlement of loans	72	534	154	1,050
Less: Sales / recoveries of real estate acquired in
settlement of loans	(29)	(829)	(1,150)	(1,226)
Less: Provision charged to expense	-	(25)	(187)	(234)
Real estate acquired in settlement of loans, end of period	$771	2,003	771	2,003

Levels of real estate acquired in settlement of loans decreased from December 31, 2005 to September 30, 2006. Management believes that the main factor contributing to this decline has been the portfolio trend of recent years that is not believed to necessarily be indicative of historical or future credit trends.  The following table summarizes the Company's real estate acquired in settlement of loans portfolio balance at the dates indicated (in thousands).

December 31, 2001	$217
December 31, 2002	2,468
December 31, 2003	2,170
December 31, 2004	2,413
December 31, 2005	1,954
September 30, 2006	771

Based on the Company's policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at September 30, 2006.

See Note 8 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company's real estate acquired in settlement of loans portfolio.

Nonperforming commercial loans are reviewed for impairment, and impairment is measured in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15," and assigned specific reserves, if necessary.  At September 30, 2006, impaired loans amounted to approximately $4.2 million for which $936 thousand was included in the Allowance.  During the first nine months of 2006, the average recorded investment in impaired loans was approximately $7.3 million. At December 31, 2005, impaired loans amounted to approximately $7.4 million for which $670 thousand was included in the Allowance.  The decline in impaired loans from December 31, 2005 to September 30, 2006 was primarily the result of the payoff of an impaired loan during the nine months ended September 30, 2006.  See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding this classified asset reduction and the Company's loans in nonaccrual status.  Management believes that the impaired loans at September 30, 2006 were recorded at or below fair market value. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to being placed in nonaccrual status.

As of September 30, 2006, management was aware of no potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Any troubled debt restructurings entered into by the Company for the three and six month periods ended September 30, 2006 and 2005 were immaterial when considered individually, or in the aggregate, with regard to the Company's Consolidated Financial Statements.

Management believes that because the Company's loan portfolio is closely monitored, and that changes within the Company's loan portfolio are promptly addressed in its Allowance model. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses
The Allowance totaled $8.7 million and $8.4 million, at September 30, 2006 and December 31, 2005, respectively representing 0.94% and 0.97% of loans, calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

The following table summarizes activity within the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the three month		At and for the nine month		At and for the year
	periods ended September 30,		periods ended September 30,		ended December 31,
	2006	2005	2006	2005	2005
Allowance balance, beginning of period	$8,879	8,051	8,431	7,619	7,619

Provision for loan losses	275	600	1,325	1,800	2,400

Loans charged-off
Commercial and industrial	104	45	318	228	244
Real estate - 1 - 4 family	107	83	147	207	415
Real estate - construction	-	-	-	-	-
Real estate - other	44	35	144	81	242
Consumer	199	211	557	716	891
Total loans charged-off	454	374	1,166	1,232	1,792

Recoveries
Commercial and industrial	2	31	31	34	35
Real estate - 1 - 4 family	1	-	14	-	-
Real estate - construction	-	-	-	-	-
Real estate - other	2	1	5	35	35
Consumer	19	47	84	100	134
Total recoveries	24	79	134	169	204

Net loans charged-off	430	295	1,032	1,063	1,588

Allowance balance, end of period	$8,724	8,356	8,724	8,356	8,431

Average loans (1)	$905,222	843,827	882,357	819,711	828,545
Ending loans (1)	930,205	845,320	930,205	845,320	866,181
Net loans charged-offs to average loans (1)	0.19%	0.14	0.16	0.17	0.19
Allowance for loan losses to ending loans (1)	0.94	0.99	0.94	0.99	0.97

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

	September 30,		December 31,
	2006		2005
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$1,201	13.1%	1,897	16.5
Real estate - 1 - 4 family	1,528	19.0	1,267	19.3
Real estate - construction	23	2.4	26	3.4
Real estate - other	2,725	56.2	2,044	52.6
General consumer	1,754	7.5	2,153	6.3
Credit line	158	0.5	130	0.5
Bankcards	355	1.2	310	1.3
Others	980	0.1	604	0.1
Total	$8,724	100.0%	8,431	100.0

As discussed herein, the allowance model takes into account factors such as the composition of the loan portfolio including risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, management's assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio.  The fluctuations within the allocation of the Allowance from December 31, 2005 to September 30, 2006 are primarily the result of changes in previous loss experience ratios and portfolio balances. The increase in Allowance allocation with regard to loans secured by one to four family real estate is primarily the result of a shift of approximately $1 million of classified one to four family real estate assets from special mention to substandard which are generally reserved for at higher loss percentages.

See Loans contained herein for discussion regarding the composition of the loan portfolio as well as the fluctuations within the portfolio for the period from December 31, 2005 to September 30, 2006.

See Quarterly Net Income Review, Provision for Loan Losses and Year-to-Date Net Income Review, Provision for Loan Losses for a discussion of the fluctuation in the provision for loan losses when comparing the three and nine month periods ended September 30, 2005 with the same periods of 2006.

Total net loans charged-off totaled $430 thousand during the three month period ended September 30, 2006 up from $295 thousand during the same period of 2005. When comparing the nine month periods ended September 30, 2006 and 2005, net loans charged-off declined $31 thousand to $1.0 million for the nine month period ended September 30, 2006.  For the nine month period ended September 30, 2006, net loans charged-off as a percentage of average loans, excluding mortgage loans held for sale, declined to 0.16% from 0.17% for the nine month period ended September 30, 2005. Management attributes the overall decline in net loans charged-off to the careful management of the Company's loan portfolio and the resulting impact such management has had on asset quality as well as overall economic improvements that generally increase the likelihood of consumer repayment of debt.  ANY SPECIFIC REASONS

The Allowance as a percentage of loans excluding those held for sale declined from 0.97% at December 31, 2005 to 0.94% at September 30, 2006. Supporting this decline was the improvement in credit quality key performance indicators between the periods.  As noted above, for the nine month period ended September 30, 2006, net loans charged-off as a percentage of average loans, excluding mortgage loans held for sale, declined to 0.16% from 0.17% for the nine month period ended September 30, 2005.  As noted in Loans contained herein, classified assets as a percentage of loans excluding those held for sale declined from 2.5% to 1.9% from December 31, 2005 to September 30, 2006.  At September 30, 2006, the Allowance as a percentage of classified assets totaled 50.5%, up from coverage of 39.4% at December 31, 2006. When comparing the same periods, nonaccrual loans as a percentage of loans excluding those held for sale declined from 1.14% to 0.74% and real estate and personal property acquired in settlement of loans as a percentage of loans excluding those held for sale declined from 0.24% to 0.12%.

In an effort to mitigate any credit deterioration resulting from economic conditions, management has and continues to emphasize conservative underwriting in an effort to manage credit quality as evidenced by the key performance indicators relative to the Allowance discussed herein.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed herein, management believes that the Allowance at September 30, 2006 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.  However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits
The following table summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Transaction deposit accounts	$429,948	43.9%	351,629	38.9
Money market deposit accounts	127,500	13.0	111,380	12.4
Savings deposit accounts	45,217	4.6	45,360	5.0
Time deposit accounts	376,993	38.5	395,014	43.7
Total traditional deposit accounts	$979,658	100.0%	903,383	100.0

Total traditional deposit accounts increased $76.3 million from December 31, 2005 to September 30, 2006. At September 30, 2006, traditional deposit accounts as a percentage of liabilities were 94.6% compared with 91.6% at December 31, 2005.  The percentage of funding provided by traditional deposit accounts has increased during the first nine months of 2006, and accordingly, the Company has not had to rely as heavily on alternative funding sources from which to fund a portion of loan demand.

Core traditional deposit accounts, which include transaction, money market, and savings accounts, grew by $94.3 million during the first nine months of 2006, or 18.5%.  The increase in core traditional deposit accounts during the first nine months of 2006 was primarily a result of  pricing adjustments, expansion of the Company's geographic market area, quality customer service, the Company's reputation in the communities served, and additional marketing efforts directed toward several existing deposit products.  Also specifically contributing to the growth in money market deposit accounts over the periods presented was a deposit of approximately $14 million from one entity during the first nine months of 2006 and an increase in money market funds by the Bank's trust department of approximately $12 million during the period.

Time deposit accounts decreased by $18.0 million during the first nine months of 2006. Promotional certificate of deposit accounts offered beginning during 2004 began to mature during the first nine months of 2006.  The Bank has successfully retained a large portion of these maturing funds.  The decline in time deposit accounts during this period is due in large part to the funds that the Bank was unable to retain.

The Company's increase in core traditional deposit accounts results from its efforts to enhance the deposit mix by working to attract lower-cost deposit accounts. As noted above, core traditional deposit accounts grew by $94.3 million during the first nine months of 2006 while higher-cost time deposit accounts decreased by $18.0 million during the same period. The table set forth below summarizes the Company's weighted average deposit costs for the periods indicated.

	For the three month		For the nine month		For the year ended
	periods ended September 30,		periods ended September 30,		December 31,
	2006	2005	2006	2005	2005
Average cost of core deposit accounts	2.42%	1.06	2.06	0.81	0.94
Average cost of time deposit accounts	4.07	3.05	3.89	2.91	2.99
Average cost of total traditional deposit accounts	3.18	2.04	2.94	1.88	1.98

Borrowings
Borrowings decreased $26.2 million at September 30, 2006 when compared with year-end 2005.  Borrowings as a percentage of total liabilities were approximately 4.8% and 7.7% at September 30, 2006 and December 31, 2005, respectively. The following table summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	September 30, 2006		December 31, 2005
	Total	% of total	Total	% of total
Retail repurchase agreements	$17,468	35.4%	16,728	22.1
Commercial paper	21,887	44.3	17,915	23.7
Federal funds purchased	-	-	1,000	1.3
FHLB borrowings - short-term	-	-	16,900	22.4
FHLB borrowings - long-term	10,000	20.3	23,000	30.5
Total borrowings	$49,355	100.0%	75,543	100.0

Short and long-term borrowings are a source of funding that the Company utilizes depending on the current level of deposits, the desirability of raising deposits through market promotions, the Company's unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. Federal funds purchased represent unsecured overnight borrowings, and short-term FHLB borrowings represent secured overnight borrowings. These borrowings are an important source of funding to the Company as they allow the Company to meet funding needs without relying on increasing deposits on a short-term basis. The decrease in borrowings at September 30, 2006 when compared with December 31, 2005 resulted from the Company's ability to meet its funding needs during the period with funds generated through deposit account growth and other liquidity avenues as well the maturity of $13.0 million in long-term FHLB advances in June 2006.

At September 30, 2006, of its approximately $191 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $79.0 million in a letter of credit used to secure public deposits as required or permitted by law.

FHLB advances with fixed interest rates are subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period.  Management was not aware of any circumstances at September 30, 2006 that would require prepayment of any of the Company's FHLB advances.

The table set forth below summarizes the Company's weighted average borrowing costs for the periods indicated.

	For the three month		For the nine month		For the year
	periods ended September 30,		periods ended September 30,		ended December 31,
	2006	2005	2006	2005	2005
Retail repurchase agreements	4.43%	2.65	4.08	2.12	2.38
Commercial paper	4.37	2.56	4.03	2.09	2.33
Federal funds purchased	3.56	3.52	4.58	2.73	2.71
FHLB borrowings - short-term	-	7.70	4.63	3.41	3.59
FHLB borrowings - long-term	3.81	3.31	3.60	3.28	3.38

Borrowing rates paid during the three and nine month periods ended September 30, 2006 increased from those paid for the year ended December 31, 2005 and those paid for the three and nine month periods ended September 30, 2005. The primary reason for the changes in the yields paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.  The increases in the Company's borrowings costs during the three and nine month periods ended September 30, 2006 are attributed to these increasing rates.

During the first quarter of 2006, due to the nature of the account, the Company began classifying its interest bearing overnight investment account at the Federal Home Loan Bank as federal funds sold.  Prior to 2006, this account had been classified within the cash and due from banks financial statement line item.  As such, this change resulted in prior period reclassifications within the Consolidated Balance Sheets and Consolidated Statements of Income.

See Note 10 and Note 11 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion regarding the Company's borrowings.

Capital Resources
The Company's primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, an ongoing assessment is conducted of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

Average shareholders' equity was $93.6 million for the nine month period ended September 30, 2006, or 8.4% of average assets. Average shareholders' equity was $85.8 million for the year ended December 31, 2005, or 8.2% of average assets. Average shareholders' equity was $84.7 million for the nine month period ended September 30, 2005, or 8.2% of average assets.

Total shareholders' equity increased from $88.9 million at December 31, 2005 to $97.2 million at September 30, 2006. The Company's capital ratio of total shareholders' equity to total assets was 8.6% at September 30, 2006 compared with 8.3% at December 31, 2005. During 2006, shareholders' equity was increased through the retention of net income and stock option activity and a slight increase in accumulated other comprehensive income.  These increases were offset by an increase in cash dividends when comparing the nine month period ended September 30, 2006 with the year ended December 31, 2005.  See Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion regarding the changes in stockholders' equity during the nine month period ended September 30, 2006.

The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At September 30, 2006, the Company and the Bank were each categorized as well capitalized under the regulatory framework for prompt corrective action. See Note 16 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Bank's and the Company's capital regulatory requirements. At September 30, 2006, there were no conditions or events of which management was aware that would materially change the Company's or the Bank's status.

The Company has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset / Liability Committee and approved by its Board of Directors. The primary goal of the Asset / Liability Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Asset / Liability Committee considers these strategies to ultimately position the balance sheet to minimize fluctuations in income associated with interest rate risk, it also monitors the Company's liquidity and capital positions to ensure that its strategies result in adequate positions of such other measures. The Company's primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, an ongoing assessment is conducted of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

During the first nine months of 2006, the Company's cash dividend payout ratio was 30.68% compared with a payout ratio of 30.27% for the year ended December 31, 2005. The Company's cash dividend payout ratio during the first nine months of 2005 was 29.49%. Cash dividends per common share for the first nine months of 2006 totaled $0.54, an increase of 12.5% over dividends per common share during the same period of 2005 of $0.48.

DISCLOSURES REGARDING MARKET RISK

The Company evaluated the results of its net interest income simulation prepared as of September 30, 2006 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within limits set by the Company's guidelines and the Company's balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in a falling interest rate environment, net interest margin would likely increase and during an increasing interest rate environment, net interest margin would likely decrease.

Net Interest Income Simulation
As of September 30, 2006, the following table summarizes forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Adjusted net interest income	Percentage change from base	Net interest margin	Net interest margin change (in basis points)
Up 200 basis points	$50,020	(8.15)%	4.79%	(0.43)
Up 100 basis points	52,292	(3.98)	5.01	(0.21)
BASE CASE	54,458	-	5.22	-
Down 100 basis points	56,328	3.43	5.40	0.18
Down 200 basis points	58,109	6.70	5.57	0.35

The simulation results as of September 30, 2006 indicate the Company's interest rate risk position was liability sensitive as the simulated impact of an downward movement in interest rates of 100 basis points would result in a 3.43% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 3.98% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 18 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would result in a 21 basis point decrease in net interest margin. The projected negative impact on the Company's net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset - Liability Committee's policy.

LIQUIDITY

General

The investment securities portfolio is also an avenue for liquidity through scheduled maturities, sales of investment securities, and prepayment of principal on mortgage-backed securities.  Approximately 60% of the investment securities portfolio was pledged to secure public deposits as of September 30, 2006 as compared with 83% at December 31, 2005.  Of the Company's $119.5 million available for sale investment securities balance at September 30, 2006, $47.6 million was available as a liquidity source. The decline in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as noted below with regard to the FHLB line of credit.

Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, the Company has back-up sources of funds available. If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At September 30, 2006, the Company had unused short-term lines of credit at correspondent banks totaling of $40 million (which were accessible at the Company's option).

In addition to these unused short-term lines of credit, the Company may utilize borrowings from the FHLB to fund increases in interest-earning assets in times of declines in alternative funding sources. At September 30, 2006, of its approximately $191 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $79.0 million in a letter of credit used to secure public deposits as required or permitted by law leaving a balance of approximately $102 million available as a liquidity source, if needed.

See Note 10 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Borrowings for a further discussion regarding the Company's FHLB borrowings.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding the factors impacting liquidity for the nine month period ended September 30, 2006.

Borrowings
Of the $30.0 million in long-term FHLB borrowings advanced in June 2004, an additional $13.0 million matured in June 2006 leaving a remaining balance of $10.0 million in long-term borrowings with the FHLB at September 30, 2006.

See Note 10 and Note 11 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Borrowings for a further discussion regarding the Company's borrowings.

Lease Agreements
Lease payments for rental commitments under noncancelable ground and building operating leases totaled $188 thousand and $164 thousand during the three month periods ended September 30, 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005, such payments totaled $555 thousand and $483 thousand, respectively.  Such payments are included in Occupancy Expense in the Consolidated Statements of Income.

During the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. Also during the first quarter of 2006, the Bank entered into a one year lease agreement with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office to be opened in 2006.

In conjunction with the Company's 100th anniversary celebration on September 21st, the Company announced its plan to relocate its headquarters to downtown Greenville in 2008. Tentative plans project construction of the new leased facility to begin in 2007 with a projected completion date in 2008.  Management is currently completing negotiations of a build-to-suit ground and building lease with the property owner.

Lending Commitments
See Note 14 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Off-Balance Sheet Arrangements, Lending Commitments for a discussion of the potential impact on liquidity of the Company's lending commitments at September 30, 2006.

Palmetto Bancshares
The Company offers commercial paper as an alternative investment tool for its commercial customers.  Through a master note arrangement between the holding company and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts.  These master notes are unsecured but are backed by the full faith and credit of the holding company.  The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.  As such, sources of funding for repayment are analyzed through liquidity at the Bank level.

At September 30, 2006, the holding company had $21.9 million in commercial paper compared with a balance of $17.9 million at December 31, 2005. The table set forth below summarizes the Company's weighted average borrowing costs with respect to commercial paper for the periods indicated.

	For the three month		For the nine month		For the year
	periods ended September 30,		periods ended September 30,		ended December 31,
	2006	2005	2006	2005	2005
Commercial paper	4.37%	2.56	4.03	2.09	2.33

Potential sources of the holding company's payment for periodic stock purchases and dividends include dividends from the Bank and funds received through stock option exercises. At September 30, 2006, the holding company had cash reserves of $1.2 million compared with $875 thousand at December 31, 2005.  The increase between the two periods resulted primarily from the receipt of funds in conjunction with stock option transactions during the first nine months of 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements principally include lending commitments, guarantees, and derivatives.

Lending Commitments
The following table summarizes the Company's contractual commitments to extend credit at September 30, 2006 (in thousands).

Home equity loans	$48,897
Credit cards	44,620
Commercial real estate development	86,470
Other unused lines of credit	62,705
Total contractual obligations	$242,692

Guarantees
At September 30, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2006 was $6.0 million.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at September 30, 2006.

Other Off-Balance Sheet Arrangements
At September 30, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

Derivative Activities
At September 30, 2006, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $2.2 million at September 30, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at September 30, 2006.

QUARTERLY HIGHLIGHTS

(dollars in thousands, except common and per share data)
	At and for the three month
	periods ended September 30,			Percent
	2006	2005	Variance	Variance
	(unaudited)

SUMMARY OF OPERATIONS
Interest income	$19,577	16,255	3,322	20.4%
Interest expense	7,242	4,789	2,453	51.2
Net interest income	12,335	11,466	869	7.6
Provision for loan losses	275	600	(325)	(54.2)
Net interest income after provision for loan losses	12,060	10,866	1,194	11.0
Noninterest income	4,136	3,924	212	5.4
Noninterest expense	10,357	9,794	563	5.7
Income before provision for income taxes	5,839	4,996	843	16.9
Provision for income taxes	2,038	1,673	365	21.8
Net income	$3,801	3,323	478	14.4%

COMMON SHARE DATA
Net income:
Basic	$0.60	0.53	0.07	13.2%
Diluted	0.59	0.52	0.07	13.5
Cash dividends	0.18	0.16	0.02	12.5
Book value	15.29	13.81	1.48	10.7
Outstanding shares	6,356,785	6,324,285	32,500	0.5
Weighted average outstanding - basic	6,356,656	6,319,613	37,043	0.6
Weighted average outstanding - diluted	6,432,546	6,421,407	11,139	0.2
Dividend payout ratio	30.10%	30.45	(0.35)	(1.1)

PERIOD-END BALANCES
Assets	$1,132,732	1,064,950	67,782	6.4%
Investment securities available for sale, at fair market value	119,538	124,412	(4,874)	(3.9)
Loans (1)	931,539	848,824	82,715	9.7
Deposits and other borrowings	1,029,012	971,898	57,114	5.9
Shareholders' equity	97,187	87,360	9,827	11.2

AVERAGE BALANCES
Assets	$1,121,939	1,056,607	65,332	6.2%
Interest-earning assets	1,050,577	991,599	58,978	5.9
Investment securities available for sale, at fair market value	117,062	126,987	(9,925)	(7.8)
Loans (1)	907,834	849,638	58,196	6.8
Deposits and other borrowings	890,765	832,124	58,641	7.0
Shareholders' equity	95,837	86,929	8,908	10.2

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.34%	1.25	0.09	7.2%
Return on average shareholders' equity	15.74	15.17	0.57	3.8
Net interest margin	4.66	4.59	0.07	1.5

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

QUARTERLY NET INCOME REVIEW

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods
	ended September 30,		Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
Interest income
Interest and fees on loans	$18,033	14,946	3,087	20.7%
Interest on investment securities available for sale	1,182	1,171	11	0.9
Interest on federal funds sold	317	84	233	277.4
Dividends on FHLB stock	45	54	(9)	(16.7)
Total interest income	19,577	16,255	3,322	20.4

Interest expense
Interest on deposits	6,680	3,815	2,865	75.1
Interest on retail repurchase agreements	213	138	75	54.3
Interest on commercial paper	247	129	118	91.5
Interest on federal funds purchased	6	13	(7)	(53.8)
Interest on FHLB borrowings - short-term	-	490	(490)	(100.0)
Interest on FHLB borrowings - long-term	96	204	(108)	(52.9)
Total interest expense	7,242	4,789	2,453	51.2

Net interest income	12,335	11,466	869	7.6

Provision for loan losses	275	600	(325)	(54.2)

Net interest income after provision for loan losses	12,060	10,866	1,194	11.0

Noninterest income
Service charges on deposit accounts	2,228	2,148	80	3.7
Fees for trust and brokerage services	817	612	205	33.5
Mortgage-banking income	182	287	(105)	(36.6)
Investment securities gains	-	12	(12)	(100.0)
Other	909	865	44	5.1
Total noninterest income	4,136	3,924	212	5.4

Noninterest expense
Salaries and other personnel	5,772	5,740	32	0.6
Net occupancy	733	659	74	11.2
Furniture and equipment	986	890	96	10.8
Marketing and advertising	488	328	160	48.8
Postage and supplies	350	295	55	18.6
Telephone	180	181	(1)	(0.6)
Professional services	210	218	(8)	(3.7)
Other	1,638	1,483	155	10.5
Total noninterest expense	10,357	9,794	563	5.7

Net income before provision for income taxes	5,839	4,996	843	16.9

Provision for income taxes	2,038	1,673	365	21.8

Net income	$3,801	3,323	478	14.4%

Common Share Data
Net Income - basic	$0.60	0.53	0.07	13.2%
Net Income - diluted	0.59	0.52	0.07	13.5
Cash dividends	0.18	0.16	0.02	12.5
Book value	15.29	13.81	1.48	10.7

Weighted average common shares outstanding - basic	6,356,656	6,319,613
Weighted average common shares outstanding - diluted	6,432,546	6,421,407

Net Interest Income
Net interest income for the three month period ended September 30, 2006 increased $869 thousand, or 7.6%, to $12.3 million from $11.5 million for the three month period ended September 30, 2005. During the third quarter of 2006, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 89 basis points to 7.39% during the three month period ended September 30, 2006 from 6.50% during the three month period ended September 30, 2005. The average cost of interest-bearing liabilities increased 97 basis points to 3.25% during the three month period ended September 30, 2006 from 2.28% during the three month period ended September 30, 2005. Net interest income for the three month period ended September 30, 2006 was $12.3 million, and the net yield on interest-earning assets was 4.66%. Average interest-earning assets increased $59.0 million over the same periods, while interest-bearing liabilities increased $52.6 million. The primary reason for the increase in the yields earned and paid on interest-earnings assets and interest-bearing liabilities, respectively, has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

The following table summarizes the Company's average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company's yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities. The following table does not include a tax-equivalent adjustment to net interest income adjusting the yield for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the three month periods ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$907,834	$18,033	7.88%	$849,638	$14,946	6.98%
Investment securities available for sale, nontaxable (2)	56,255	512	3.61	59,559	549	3.66
Investment securities available for sale, taxable (2)	60,807	670	4.37	67,428	622	3.66
Federal funds sold	23,083	317	5.45	10,687	84	3.12
FHLB stock	2,598	45	6.87	4,287	54	5.00
Total interest-earning assets	1,050,577	19,577	7.39	991,599	16,255	6.50

Noninterest-earning assets
Cash and due from banks	32,861			30,635
Allowance for loan losses	(8,869)			(8,134)
Premises and equipment, net	24,068			22,665
Goodwill	3,688			3,688
Other intangible assets	148			231
Accrued interest receivable	5,731			4,574
Other	13,735			11,349
Total noninterest-earning assets	71,362			65,008

Total assets	$1,121,939			$1,056,607

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$401,439	$2,684	2.65%	$323,120	$956	1.17%
Savings deposit accounts	45,749	39	0.34	50,063	38	0.30
Time deposit accounts	385,448	3,957	4.07	367,040	2,821	3.05
Total interest-bearing deposits	832,636	6,680	3.18	740,223	3,815	2.04

Retail repurchase agreements	19,059	213	4.43	20,698	138	2.65
Commercial paper	22,402	247	4.37	20,011	129	2.56
Federal funds purchased	668	6	3.56	1,465	13	3.52
FHLB borrowings - short-term	--	--	--	25,243	490	7.70
FHLB borrowings - long-term	10,000	96	3.81	24,484	204	3.31
Total interest-bearing liabilities	884,765	7,242	3.25	832,124	4,789	2.28

Noninterest-bearing liabilities
Noninterest-bearing deposits	134,141			131,739
Accrued interest payable	2,370			1,524
Other	4,826			4,291
Total noninterest-bearing liabilities	141,337			137,554

Total liabilities	1,026,102			969,678

Shareholders' equity	95,837			86,929

Total liabilities and shareholders' equity	$1,121,939			$1,056,607

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$12,335	4.66%		$11,466	4.59%

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

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended September 30, 2006 to the three month period ended September 30, 2005 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the three month period ended September 30, 2006 compared with the three month period ended September 30, 2005
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,070	2,017	3,087
Investment securities available for sale	(51)	62	11
Federal funds sold	142	91	233
FHLB stock	(188)	179	(9)
Total interest-earning assets	$973	2,349	3,322

Interest-bearing liabilities
Interest-bearing deposits	$525	2,340	2,865
Retail repurchase agreements	(10)	85	75
Commercial paper	17	101	118
Federal funds purchased	(7)	-	(7)
FHLB borrowings - short-term	(245)	(245)	(490)
FHLB borrowings - long-term	(145)	37	(108)
Total interest-bearing liabilities	$135	2,318	2,453

NET INTEREST INCOME	$838	31	869

Provision for Loan Losses
The provision for loan losses is a charge to net income in a given period in order to maintain the Allowance at an adequate level defined by the Company's Allowance model.   The provision for loan losses is adjusted each month to reflect loan growth and to allow for loans charged‑offs, recoveries, and other factors that impact management's assessment of the adequacy of the Allowance.  Management's objective is to maintain the Allowance at an adequate level to cover probable losses in the portfolio.  Additions to the Allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors that, in management's judgment, deserve consideration in estimating loan losses. The provision for loan losses was $275 thousand and $600 thousand for the three month periods ended September 30, 2006 and 2005, respectively. The Allowance at September 30, 2006, December 31, 2005, and September 30, 2005 was $8.7 million, $8.4 million, and $8.4 million, respectively and represented 0.94%, 0.97%, and 0.99% of loans less mortgage loans held for sale and unearned at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

The decline in the provision for loan losses during the third quarter of 2006 when compared with the third quarter of 2005 was impacted by several factors, including, but not limited to, historical levels of loans charged-off, nonperforming assets, classified assets, and loan portfolio growth as well as management's assessment of current economic conditions.

Net loans charged-off increased during the three month period ended September 30, 2006 when compared with the same period of 2005 from $295 thousand, or 0.14% of average loans excluding mortgage loans held for sale and unearned amounts to $430 thousand, or 0.19% of average loans excluding mortgage loans held for sale and unearned amounts. Management does not believe that the increase in net loans charged-off during the three month period ended September 30, 2006 over the same period of 2005 was an indication of declining credit quality.   Instead, it is believed that the increase is the result of lower than historical net loans charged-off during the 2005 quarter as net loans charged-off for the year ended December 31, 2005 amounted to 0.19% of average loans excluding mortgage loans held for sale.

As discussed in Financial Condition, Allowance for Loan Losses, the Allowance as a percentage of loans excluding those held for sale declined from 0.97% at December 31, 2005 to 0.94% at September 30, 2006. Supporting this decline was the improvement in credit quality key performance indicators between the periods.  Classified assets as a percentage of loans excluding those held for sale declined from 2.5% to 1.9% from December 31, 2005 to September 30, 2006.  At September 30, 2006, the Allowance as a percentage of classified assets totaled 50.5%, up from coverage of 39.4% at December 31, 2006. When comparing the same periods, nonaccrual loans as a percentage of loans excluding those held for sale declined from 1.14% to 0.74% and real estate and personal property acquired in settlement of loans as a percentage of loans excluding those held for sale declined from 0.24% to 0.12%.

Also a factor in the provision for loan losses for the three month period ended September 30, 2006 was an increase of the total loan portfolio excluding mortgage loans held for sale of $41.1 million during the period.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Loans and Financial Condition, Allowance for Loan Losses all contained herein for a further discussion regarding the Company's factors impacting the adequacy of the Company's Allowance.

Noninterest Income
Noninterest income for the three month period ended September 30, 2006 totaled $4.1 million, up $212 thousand compared with the third quarter of 2005. The primary fluctuations within noninterest income when comparing the three month period ended September 30, 2005 to the same period of 2006 included an increase in fees from trust and brokerage services offset slightly by a decline in mortgage-banking income of $105 thousand.

Net fees from trust and brokerage services include fees earned through the Bank's subsidiary, Palmetto Capital and the Bank's trust department. At September 30, 2005, assets under Palmetto Capital's management totaled $152.8 million as compared with the assets under management at September 30, 2006 of $164.6 million. At September 30, 2005, assets under the trust department's management totaled $279.6 million as compared with the assets under management at September 30, 2006 of $300.9 million. The increase in fees earned correlates to the level of assets under management. Levels of assets under management are a function of the flow of money into and out of the fund, as well as the change in market valuation.

The Company sells most of its residential mortgage loans it originates in the secondary market with servicing rights retained. At September 30, 2006, the mortgage-servicing rights portfolio for loans sold had an aggregate principal balance of $310.0 million compared with $301.1 million at September 30, 2005. Mortgage-banking income decreased $105 thousand, or 36.6%, during the third quarter of 2006 over the same period of 2005.  The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended September 30,
	2006	2005
Mortgage-servicing fees	$193	187
Gain on sale of mortgage loans	80	220
Mortgage-servicing rights amortization, impairment, and recoveries	(157)	(175)
Other mortgage-banking income	66	55
Total mortgage-banking income	$182	287

The decrease in mortgage-banking income when comparing the three month period ended September 30, 2006 to the same period of 2005 was primarily due to decreased sales over the periods noted resulting in lower gains on sales of mortgage loans.

See Note 6 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q contained herein for a further discussion regarding the Company's mortgage-servicing rights portfolio.

Noninterest Expense
Noninterest expense for the three month period ended September 30, 2006 increased $563 thousand, or 5.7%, to $10.4 million from $9.8 million during the three month period ended September 30, 2005. The primary contributors to this increase were increases in furniture and equipment, marketing and advertising, and other noninterest expenses.

Furniture and equipment expense increased $257 thousand during the three month period ended September 30, 2006 compared with the same period of 2005.  This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Marketing and advertising expense increased $160 thousand during the three month period ended September 30, 2006 compared with the same period of 2005.  Impacting this increase were costs associated with the Company's 100-year anniversary celebration.

Other noninterest expense increased $155 thousand during the three month period ended September 30, 2006 over the same period of 2005. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Provision for Income Taxes
Income tax expense totaled $2.0 million for the three month period ended September 30, 2006, compared with $1.7 million for the three month period ended September 30, 2005.  The Company's effective tax rate was 35.0% and 33.5%, respectively, during the two periods based on permanent differences.

YEAR-TO-DATE HIGHLIGHTS

(dollars in thousands, except common and per share data)
	At and for the nine month
	periods ended September 30,			Percent
	2006	2005	Variance	Variance
	(unaudited)

SUMMARY OF OPERATIONS
Interest income	$56,294	46,041	10,253	22.3%
Interest expense	19,696	12,208	7,488	61.3
Net interest income	36,598	33,833	2,765	8.2
Provision for loan losses	1,325	1,800	(475)	(26.4)
Net interest income after provision for loan losses	35,273	32,033	3,240	10.1
Noninterest income	12,198	11,705	493	4.2
Noninterest expense	30,691	28,279	2,412	8.5
Income before provision for income taxes	16,780	15,459	1,321	8.5
Provision for income taxes	5,598	5,178	420	8.1
Net income	$11,182	10,281	901	8.8%

COMMON SHARE DATA
Net income:
Basic	$1.76	1.63	0.13	8.1%
Diluted	1.74	1.60	0.14	8.6
Cash dividends	0.54	0.48	0.06	12.5
Book value	15.29	13.81	1.48	10.7
Outstanding shares	6,356,785	6,324,285	32,500	0.5
Weighted average outstanding - basic	6,351,646	6,314,431	37,215	0.6
Weighted average outstanding - diluted	6,427,536	6,418,032	9,504	0.1
Dividend payout ratio	30.69%	29.50	1.19	4.0

PERIOD-END BALANCES
Assets	$1,132,732	1,064,950	67,782	6.4%
Investment securities available for sale, at fair market value	119,538	124,412	(4,874)	(3.9)
Loans (1)	931,539	848,824	82,715	9.7
Deposits and other borrowings	1,029,012	971,898	57,114	5.9
Shareholders' equity	97,187	87,360	9,827	11.2

AVERAGE BALANCES
Assets	$1,108,037	1,036,788	71,249	6.9%
Interest-earning assets	1,033,776	971,403	62,373	6.4
Investment securities available for sale, at fair market value	121,312	135,598	(14,286)	(10.5)
Loans (1)	885,480	824,792	60,688	7.4
Deposits and other borrowings	874,566	818,152	56,414	6.9
Shareholders' equity	93,584	84,657	8,927	10.5

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.35%	1.33	0.02	1.8%
Return on average shareholders' equity	15.98	16.24	(0.26)	(1.6)
Net interest margin	4.73	4.66	0.07	1.5

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

YEAR-TO-DATE NET INCOME REVIEW

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the nine month periods
	ended September 30,		Dollar	Percent
	2006	2005	Variance	Variance
	(unaudited)
Interest income
Interest and fees on loans	$51,601	41,936	9,665	23.0%
Interest on investment securities available for sale	3,646	3,810	(164)	(4.3)
Interest on federal funds sold	903	149	754	506.0
Dividends on FHLB stock	144	146	(2)	(1.4)
Total interest income	56,294	46,041	10,253	22.3

Interest expense
Interest on deposits	17,943	10,152	7,791	76.7
Interest on retail repurchase agreements	564	334	230	68.9
Interest on commercial paper	591	288	303	105.2
Interest on federal funds purchased	20	78	(58)	(74.4)
Interest on FHLB borrowings-short-term	99	676	(577)	(85.4)
Interest on FHLB borrowings-long-term	479	680	(201)	(29.6)
Total interest expense	19,696	12,208	7,488	61.3

Net interest income	36,598	33,833	2,765	8.2

Provision for loan losses	1,325	1,800	(475)	(26.4)

Net interest income after provision for loan losses	35,273	32,033	3,240	10.1

Noninterest income
Service charges on deposit accounts	6,333	5,987	346	5.8
Fees for trust and brokerage services	2,445	2,163	282	13.0
Mortgage-banking income	679	1,043	(364)	(34.9)
Investment securities gains	3	81	(78)	(96.3)
Other	2,738	2,431	307	12.6
Total noninterest income	12,198	11,705	493	4.2

Noninterest expense
Salaries and other personnel	17,256	16,312	944	5.8
Net occupancy	2,124	1,918	206	10.7
Furniture and equipment	2,952	2,695	257	9.5
Marketing and advertising	1,284	851	433	50.9
Postage and supplies	1,086	927	159	17.2
Telephone	575	547	28	5.1
Professional services	690	618	72	11.7
Other	4,724	4,411	313	7.1
Total noninterest expense	30,691	28,279	2,412	8.5

Net income before provision for income taxes	16,780	15,459	1,321	8.5

Provision for income taxes	5,598	5,178	420	8.1

Net income	$11,182	10,281	901	8.8%

Common Share Data
Net Income - basic	$1.76	1.63		8.0%
Net Income - diluted	1.74	1.60		8.8
Cash dividends	0.54	0.48		12.5
Book value	15.29	13.81		10.7

Weighted average common shares outstanding - basic	6,351,646	6,314,431
Weighted average common shares outstanding - diluted	6,427,536	6,418,032

Net Interest Income
Net interest income for the nine month period ended September 30, 2006 increased $2.8 million, or 8.2%, to $36.6 million from $33.8 million for the nine month period ended September 30, 2005. During the first nine months of 2006, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 94 basis points to 7.28% during the nine month period ended September 30, 2006 from 6.34% during the nine month period ended September 30, 2005. The average cost of interest-bearing liabilities increased 102 basis points to 3.01% during the nine month period ended September 30, 2006 from 1.99% during the nine month period ended September 30, 2005. Net interest income for the nine month period ended September 30, 2006 was $36.6 million, and the net yield on interest-earning assets was 4.73%. Average interest-earning assets increased $62.4 million over the same periods, while interest-bearing liabilities increased $56.4 million. The primary reason for the increase in the yields earned and paid on interest-earnings assets and interest-bearing liabilities, respectively, has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

The following table summarizes the Company's average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company's yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities. The following table does not include a tax-equivalent adjustment to net interest income adjusting the yield for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the nine month periods ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$885,480	$51,601	7.79%	$824,792	$41,936	6.80%
Investment securities available for sale, nontaxable (2)	55,409	1,505	3.63	62,463	1,739	3.72
Investment securities available for sale, taxable (2)	65,903	2,141	4.34	73,135	2,071	3.79
Federal funds sold	23,941	903	5.04	6,555	149	3.04
FHLB stock	3,043	144	6.33	4,458	146	4.38
Total interest-earning assets	1,033,776	56,294	7.28	971,403	46,041	6.34

Noninterest-earning assets
Cash and due from banks	37,238			30,962
Allowance for loan losses	(8,716)			(7,896)
Premises and equipment, net	23,529			22,458
Goodwill	3,688			3,688
Other intangible assets	158			268
Accrued interest receivable	5,298			4,466
Other	13,066			11,439
Total noninterest-earning assets	74,261			65,385

Total assets	$1,108,037			$1,036,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$377,519	$6,429	2.28%	$303,867	$2,027	0.89%
Savings deposit accounts	46,007	112	0.33	48,377	107	0.30
Time deposit accounts	391,663	11,402	3.89	368,386	8,018	2.91
Total interest-bearing deposits	815,189	17,943	2.94	720,630	10,152	1.88

Retail repurchase agreements	18,492	564	4.08	21,060	334	2.12
Commercial paper	19,630	591	4.03	18,433	288	2.09
Federal funds purchased	584	20	4.58	3,820	78	2.73
FHLB borrowings - short-term	2,861	99	4.63	26,504	676	3.41
FHLB borrowings - long-term	17,810	479	3.60	27,705	680	3.28
Total interest-bearing liabilities	874,566	19,696	3.01	818,152	12,208	1.99

Noninterest-bearing liabilities
Noninterest-bearing deposits	133,317			128,900
Accrued interest payable	2,189			1,378
Other	4,381			3,701
Total noninterest-bearing liabilities	139,887			133,979

Total liabilities	1,014,453			952,131

Shareholders' equity	93,584			84,657

Total liabilities and shareholders' equity	$1,108,037			$1,036,788

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$36,598	4.73%		$33,833	4.66%

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

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the nine month period ended September 30, 2006 to the nine month period ended September 30, 2005 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the nine month period ended September 30, 2006 compared with the nine month period ended September 30, 2005
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$3,237	6,428	9,665
Investment securities available for sale	(484)	320	(164)
Federal funds sold	604	150	754
FHLB stock	5	(7)	(2)
Total interest-earning assets	$3,362	6,891	10,253

Interest-bearing liabilities
Interest-bearing deposits	$1,474	6,317	7,791
Retail repurchase agreements	(35)	265	230
Commercial paper	20	283	303
Federal funds purchased	101	(159)	(58)
FHLB borrowings - short-term	(961)	384	(577)
FHLB borrowings - long-term	(275)	74	(201)
Total interest-bearing liabilities	$324	7,164	7,488

NET INTEREST INCOME	$3,038	(273)	2,765

Provision for Loan Losses
The provision for loan losses was $1.3 million and $1.8 million for the nine month periods ended September 30, 2006 and 2005, respectively.

The decline in the provision for loan losses during the nine months ended September 30, 2006 when compared with the same period of 2005 was impacted by the same factors as those discussed in Quarterly Net Income Review, Provision for Loan Losses with the following differences.

Net loans charged-off decreased during the nine month period ended September 30, 2006 when compared with the same period of 2005 from $1.1 million, or 0.17% of average loans excluding mortgage loans held for sale and unearned amounts to $1.0 thousand, or 0.16% of average loans excluding mortgage loans held for sale and unearned amounts.

Also a factor in the provision for loan losses for the nine month period ended September 30, 2006 was an increase of the total loan portfolio excluding mortgage loans held for sale of $64.0 million during the period.

See Note 4 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q and Financial Condition, Loans and Financial Condition, Allowance for Loan Losses all contained herein for a further discussion regarding the Company's factors impacting the adequacy of the Company's Allowance.

Noninterest Income
Noninterest income for the nine month period ended September 30, 2006 totaled $12.2 million, up $493 thousand compared with the same period of 2005. The primary fluctuations within noninterest income when comparing the nine month period ended September 30, 2005 to the same period of 2006 included increases in service charges on deposit accounts of $346 thousand, fees for trust and brokerage services totaling $282 thousand, and other noninterest income totaling $307 thousand offset by a decline in mortgage-banking income of $364 thousand.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 51.9% of noninterest income during the nine months ended September 30, 2006 compared with 51.1% of noninterest income for the same period of 2005. Service charges on deposit accounts increased $346 thousand, or 5.8% when comparing the same periods. Management believes that the increase in service charges on deposit accounts is due, in part, to the increase in core traditional deposit accounts when comparing the nine months ended September 30, 2005 to the same period of 2006 as well as to enhancements offered with regard to the Company's existing overdraft program beginning during the third quarter of 2006.

Fees for trust and brokerage services increased $282 thousand from the nine month period ended September 30, 2005 to the same period of 2006. This increase was impacted by the same factors as those discussed in Quarterly Net Income Review, Noninterest Income.

Mortgage-banking income decreased $364 thousand, or 34.9%, during the nine month period ended September 30,2006 with the same period of 2005.  The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the nine month
	periods ended September 30,
	2006	2005
Mortgage-servicing fees	$580	527
Gain on sale of mortgage loans	370	836
Mortgage-servicing rights amortization, impairment, and recoveries	(429)	(469)
Other mortgage-banking income	158	149
Total mortgage-banking income	$679	1,043

The decrease in mortgage-banking income when comparing the nine month period ended September 30, 2006 to the same period of 2005 was primarily due to decreased sales over the periods noted resulting in lower gains on sales of mortgage loans offset by a decline in mortgage-servicing rights amortization, impairment, and recoveries and an increase in mortgage-servicing fees.

See Consolidated Statements of Cash Flows contained within Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of how such activities impacted mortgage-banking income during the nine month periods ended September 30, 2006 and 2005.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company's retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio.  These transactions contributed to increased gains on sale of loans during the nine month period ended September 30, 2005.  Offsetting this decline in gain on sale of mortgage loans was a decline in the amortization, impairment, and recoveries within the mortgage-servicing rights portfolio.  As interest rates have risen since 2004, refinancing activity has continued to slow.  As such, mortgage-servicing rights amortization has slowed as well. Additionally, over the last several years the Company was required to record reserves for impairment as declining interest rates caused the estimated fair value of its mortgage-servicing rights portfolio to fall below recorded values. Recent increases in market interest rates for mortgage loans resulted in increases in the estimated fair value of the Company's mortgage-servicing rights portfolio, allowing the Company to recover a portion of previously recorded impairment reserves through the mortgage-servicing rights valuation allowance. The increase in mortgage-servicing fees during the nine month period ended September 30, 2006 compared with the same period of 2005 is the result of an increase in mortgage loans serviced for others totaling $8.9 million between the periods noted as fees earned are directly correlated to the portfolio serviced.

See Note 6 contained within Part I, Item 1 of this Quarterly Report on Form 10-Q contained herein for a further discussion regarding the Company's mortgage-servicing rights portfolio.

Other noninterest income increased $307 thousand during the nine month period ended September 30, 2006 over the same period of 2005. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Noninterest Expense
Noninterest expense for the nine month period ended September 30, 2006 increased $2.4 million, or 8.5%, to $30.7 million from $28.3 million during the nine month period ended September 30, 2005. The primary contributors to this increase were increases in salaries and other personnel and marketing and advertising expense.

Comprising 56.2% of noninterest expense during the nine month period ended September 30, 2006 and 57.7% of noninterest expense during the nine month period ended September 30, 2005, salaries and other personnel expense increased between the periods by $944 thousand to $17.3 million from $16.3 million. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers as well as the addition of new officer positions including those positions created with regard to the opening of the new Boiling Springs office during 2006.  The Company also continued to experience increasing medical insurance premiums during the first nine months of 2006 compared with the same period of 2005 due to the increasing number of employees as well as the increasing premiums.  Medical insurance expense increased $246 thousand over these periods. Full time equivalent employees increased from 378 at September 30, 2005 to 407 at September 30, 2006.

Marketing and advertising expense increased $433 thousand during the first nine months of 2006 compared with the same period of 2005 primarily as a result of additional marketing efforts directed toward the reintroduction of several existing deposit products and expenses relating to the Company's 100-year anniversary celebration.

Provision for Income Taxes
Income tax expense totaled $5.6 million for the nine month period ended September 30, 2006, compared with $5.2 million for the nine month period ended September 30, 2005.  The Company's effective tax rate was 33.4% and 33.5%, respectively, during the two periods based on permanent differences.

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

Item 4.  Controls and Procedures

Our management, Chairman and Chief Executive Officer and President and Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls over financial reporting as of September 30, 2006.

Evaluation of Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). The Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer) concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls
During the third quarter of 2006, the Company did not make any change in its internal control over financial reporting or other factors that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

21.1         Subsidiaries of Registrant

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

Dated:   November 9, 2006