Form 10-K
period 2006-12-31
PALMETTO BANCSHARES INC
filed 2007-03-16
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $194,266,440 as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5.

6,379,805 shares of the registrant’s common stock were outstanding as of March 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement dated March 16, 2007 with respect to an Annual Meeting of Shareholders to be held April 17, 2007: Incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2006 ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business

Company Overview

General

Palmetto Bancshares, Inc. is a regional financial services holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the “Bank”), Palmetto Bancshares, Inc. engages in the general banking business through 32 retail banking offices in the upstate South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the “Upstate”). In addition to retail offices, at December 31, 2006, the Bank had 38 automatic teller machine (“ATM”) locations (including seven at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. Additionally, as noted in Item 8. Financial Statements and Supplementary Data, Note 5, the Bank opened an additional ATM location during the first quarter of 2007. The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the “Company” shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its brokerage subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”), except where the context requires otherwise.

The Bank derives its income primarily from interest on loans and investment securities. To a lesser extent, income is earned from fees from the sale of loans, fees received in connection with servicing loans, and service charges on deposit accounts. Income is also earned through Palmetto Capital and the Bank’s trust department. The Bank’s major expenses are salaries and benefits, the interest it pays on deposits and borrowings, and general operating expenses.

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

The Company provides banking and other financial services throughout its targeted markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. In addition to traditional banking services, the Company offers brokerage and trust services. Traditional banking services include the Bank’s retail and commercial distribution network, telephone banking, and Internet banking. In addition, the Bank provides a variety of depository accounts including, but not limited to, interest-bearing and noninterest-bearing checking, savings, certificate of deposit, and money market accounts. The Bank also offers a variety of loan products, including, but not limited to, commercial, installment, real estate, indirect, and home equity loans as well as credit card services. The Bank’s indirect lending department establishes relationships with Upstate automobile dealers to provide customer financing on qualifying automobile purchases, and the Bank’s mortgage-banking operation meets a range of its customers’ financial service needs by originating, selling, and servicing mortgage both fixed-rate and adjustable-rate mortgage products. The Bank’s mortgage-banking operations provide both fixed-rate and adjustable-rate mortgage products and loan servicing. Mortgage lenders are located in the banking offices. The Company’s trust department offers trust services for companies and individuals, and Palmetto Capital offers customers brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James. Investment advisors are located in banking office locations. In addition, the Company maintains separate investment locations in Greenville and Laurens Counties. Trust professionals are located in banking offices and the Company’s operations center.

The Company is subject to competition from other financial institutions, and operating results, like those of other financial institutions operating in South Carolina, are significantly influenced by local and state economic conditions, including, but not limited to, the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government and regulatory authorities that govern financial institutions and market interest rates impact the Company’s financial condition and results of operations.

The Company’s earnings and growth are subject to the influence of certain economic conditions, including, but not limited to, inflation, recession, and unemployment. The Company’s earnings are impacted not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of Bank loans, investments, and deposits and impact the interest rates charged on loans and paid on deposits. The Federal Reserve’s policies have had a significant impact on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

The Company’s strategy is to be recognized as the Upstate’s premier independent community banking organization, and the Company believes that there are opportunities for internal loan and deposit growth because our operations are located in some of the strongest growth markets in the Upstate. The Company plans to position itself to take full advantage of these markets. To this end, in conjunction with the Company’s 100th anniversary celebration on September 21, 2006, the Company announced its plan to relocate its corporate headquarters to downtown Greenville in 2008. Tentative plans project construction of the new leased facility to begin in 2007 with a projected completion date in 2008. Management is currently in negotiations of a build-to-suit ground and building lease with the property owner. The 42,000 square foot, classical bank design will be located at the corner of East North and Church Streets. Despite being in some of the best growth markets in South Carolina, the Company faces the risk of being particularly sensitive to changes in the state and local economies. If the economy weakens, it could cause loan demand to decline and also impact the Company’s core deposit growth.

The Bank celebrated the grand opening of its Boiling Springs banking office on October 16, 2006. Prior to this grand opening, the Bank was operating in a temporary location. During 2007, the Bank anticipates that it will construct and relocate two existing banking offices, the Pendleton banking office in Anderson County, and the Greer banking office in Greenville County. The Bank has purchased a parcel of land with regard to the Pendleton banking office relocation and is currently considering land options with regard to the Greer banking office relocation. Management believes that these new locations will allow the Bank more space to better serve our customers. Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders.

The Company’s primary market area is located within Upstate, South Carolina. Primary business sectors in the region include banking and finance, manufacturing, health care, retail, telecommunications, government services, and education. The Company believes that it is not dependent on any one or a few types of commerce due to the area’s diverse economic base.

Net interest income is the Company’s primary source of revenue. The Company derives interest income through traditional banking services including interest income earned on loans and investment securities. The Company generates noninterest income through fees charged on deposit accounts and income generated through the Company’s mortgage-banking, brokerage, and trust services. Lowering funding costs is essential to improving the Company’s net interest margin. During 2006, the Company continued its focus on growing deposit balances while remaining cognizant of pricing dilemmas resulting from the recent increasing interest rate environment. In addition to traditional deposit funding sources, the Company utilizes borrowings to support interest-earning asset growth. Although often obtained at rates higher than those of traditional deposit funding sources, borrowings represent a source of funding diversification that can be used for leverage in deposit pricing. In addition, borrowings help an institution avoid overpaying for deposits. Among other tools, the Company uses marginal cost analysis when considering funding options. Management believes that marginal cost analysis is the key to incorporating borrowings in deposit pricing. Although alternative funding sources do not always result in lower interest expense, management believes that such funding alternatives can increase the Company’s net interest income by employing these funds in higher yielding interest-earning assets.

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

The Company is focused on retaining existing and attracting new customers and feels that it sets itself apart from its competitors by providing superior customer service. Such service is accomplished through a variety of delivery channels marketing a full range of high quality financial products and services. The Company sets targets for growth in traditional deposit accounts annually in an effort to cross sell and increase the number of products per banking relationship. The Company uses traditional marketing techniques, such as direct mailings and advertising, to attract new customers as the Company recognizes that attracting new customers provides both interest opportunities and a new avenue for the generation of fee income. In addition, new deposit customers are key to providing a mix of lower-cost funding sources. To meet the convenience needs of existing and potential customers, the Company offers extended weekday hours at banking offices, Saturday banking at select banking offices, a call center, and Internet banking options. The Company intends to continue to expand into new areas within its existing market and continue to explore and offer additional services as both market and economic conditions warrant.

At December 31, 2006, the Company had total assets of $1.2 billion, total traditional deposits of $993.6 million, total retail repurchase agreements of $14.4 million, total commercial paper of $21.0 million, total other borrowings of $16.0 million, and stockholders’ equity of $100.4 million. Net income for the years ended December 31, 2006, 2005, and 2004 totaled $15.2, $13.8, and $12.1 million, respectively. Total assets totaled $1.1 billion and $993.1 million at December 31, 2005 and 2004, respectively. The Company has no long-lived assets outside of the country.

Competition

The Upstate is a highly competitive banking market in which most of the largest financial institutions in the state are represented. As a result, the Bank faces strong competition when attracting deposits and originating loans. Size gives the larger financial institutions certain advantages in competing for business from larger corporations. These advantages include, but are not limited to, higher lending limits and the ability to offer more extensive distribution networks covering larger market areas. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations. Instead, the Bank concentrates its efforts on individuals and small and medium-size businesses.

Although the Bank has historically directly competed for deposits with commercial banks and other financial institutions, in recent years, money market, stock, and fixed income mutual funds have attracted an increasing share of household savings. Consequently, the Company considers these funds to be competitors of the Bank. Competition among various financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of service rendered, and the convenience of banking offices. The Bank feels that it sets itself apart from its competitors by providing superior personal service through a variety of delivery channels and a full range of high quality financial products and services. The Bank believes it competes effectively in its market.

Employees

At December 31, 2006, the Company had 400 full-time equivalent employees, none of whom were subject to collective bargaining agreements, compared with 387 full-time equivalent employees at December 31, 2005.

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

See Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Palmetto Bancshares, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

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

The Company considers business segments by analyzing distinguishable components that are engaged in providing individual products, services or a groups of related products or services and that are subject to risks and returns that are different from those of other business segments. To this end, when determining whether products and services are related, the Company considers the nature of the products or services, the nature of the production processes, the type or class of customer for the products or services, and the methods used to distribute the products or provide the services.

Within the general loan portfolio, the Bank offers mortgage-banking services and indirect lending products. These services have similar production processes and are targeted to similar customers using similar distribution channels as those employed for the entire Bank loan portfolio. Additionally, decisions are not made by chief decision makers based on the results of these services alone. Instead, decisions with regard to mortgage-banking services indirect lending products are typically made in conjunction with decisions made with regard to the entire loan portfolio. As such, the Company has concluded that these products are not considered to represent an operating segment separate from the banking segment.

Additionally, the Bank offers trust and investment services to its customers through similar distribution channels utilized by the Bank. Such services are not routinely evaluated separately from the Bank. Additionally at December 31, 2006, fees for such services represented 3% of the Company’s total revenues. As such, are not considered to represent an operating segment separate from the banking segment.

Management also uses its judgment in determining the composition of its business segments based on factors such as risk and returns, internal organization and management structure, and the Company’s process of internal reporting to chief decision makers.

At December 31, 2006, the Company determined it had one reportable operating segment, banking. As such, separate segment information is not presented herein as management believes that the Consolidated Financial Statements contained herein within Item 8 report the information required by SFAS No. 131 with regard to the Company’s banking segment

Securities and Exchange Commission

The public may read and copy any materials filed in hard copy by the Company with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file reports electronically. This site may be accessed at www.sec.gov. Filings filed by the Company electronically with the SEC may be accessed through this website.

Other Information

The Company currently makes reports filed with the Securities and Exchange Commission available, free of charge, through its website (www.palmettobank.com) through a link to the SEC’s website as noted above. The Company is currently exploring options to make such reports available through its website without having to navigate from the Bank’s main website. Such reports may also be requested through sending written correspondence directed to 301 Hillcrest Drive, Laurens, South Carolina 29360 Attention: Senior Vice President, Finance and Accounting.

Supervision and Regulation

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the holding company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve. The Bank is subject to extensive regulation, examination and supervision by the Federal Reserve, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is also a member of the Federal Home Loan Bank System. The Bank must file reports with the Federal Reserve and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve and / or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Federal Reserve, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and its operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material impact on the current and potential business of the holding company and the Bank. In addition, the operations of both may be impacted by possible legislative and regulatory changes and by the monetary policies of the United States.

Supervision and Regulation of the Holding Company

Bank Holding Company Act of 1956.    As a bank holding company registered under the BHCA, the holding company is subject to regulation and supervision by the Federal Reserve. Under the BHCA, the holding company’s activities, and those of its subsidiary, are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary, and / or engaging in any other activity that the Federal Reserve determines to be closely related to banking. The BHCA prohibits the holding company from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of, any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits the holding company from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

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

Capital Requirements.    The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities) is 8%. At least half of the total capital is required to be Tier 1 capital, principally consisting of common shareholders’ equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder, known as Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general allowance for loan losses. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight ranging from 0% to 100% based on the risk inherent in the type of asset. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4%.

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding capital requirements.

Supervision and Regulation of the Bank

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

Capital Requirements.    The Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered, nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described in Supervision and Regulation—Supervision and Regulation of the Holding Company—Capital Requirements. The FDIC also requires state-chartered, nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, the Bank required to maintain an absolute minimum Tier 1 (leverage) capital ratio of not less than 4%.

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding capital requirements.

Prompt Corrective Regulatory Action.    Current law provides federal banking agencies with broad powers to take prompt corrective regulatory action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are determined to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized bank is defined as one that has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A CAMELS rating is a score given to a financial institution by its primary regulator which represents a composite rating of the various areas examined: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk. A bank is considered undercapitalized if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1). A bank is considered significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. A bank is considered critically undercapitalized if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding capital requirements.

Federal Deposit Insurance Corporation.    The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $576 thousand. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2006, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.28 basis points of assessable deposits.

The Bank’s total assessment paid for this period (including the FICO assessment) was approximately $117 thousand. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Federal Reserve. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank (“FHLB”) System

The Bank is a member of the Federal Home Loan Bank System,    which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. A member’s FHLB capital stock requirement is an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB’s Capital Plan. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $2.6 million. Dividends on FHLB capital stock have yielded returns of 6.3% and 3.8% for the years ended December 31, 2006 and 2005, respectively. Although it does not provide borrowing capacity, a member’s capital stock is pledged to the FHLB as additional collateral to secure the member’s indebtedness.

The Federal Home Loan Banks are required to provide funds used for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. Those requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

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

Community Reinvestment Act (“CRA”)

Under the Community Reinvestment Act the Company has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating, received from the FDIC was “Satisfactory.”

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

Changes in economic conditions particularly in Upstate South Carolina could negatively impact the Company’s business.

The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative, and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. The Company is particularly impacted by economic conditions in the Upstate region of the state of South Carolina because all of its branches are located in this area. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows:

•	Problem assets and foreclosures may increase;

•	Demand for the Company’s products and services may decline;

•	Low cost on noninterest-bearing deposits may decrease; and

•

Collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans.

In view of the geographic concentration of the Company’s operations and the collateral securing its loan portfolio in Upstate, South Carolina, the Company’s lack of geographic diversification may make it particularly susceptible to the adverse impacts of any of these consequences, any of which could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Changes in Federal Reserve policies could negatively impact the Company’s business.

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

The Company’s financial performance and profitability depend on its ability to execute corporate growth strategies. In addition to seeking deposit and loan growth in the Company’s existing markets, the Company intends to pursue expansion opportunities primarily through strategically placed new branches. Although the Company has in the past pursued expansion opportunities through the acquisition of community banks and branch locations in identified strategic markets, such expansion is not currently the Company’s primary growth strategy. Continued growth, however, may present operating and other problems that could adversely impact the Company’s business, financial condition, results of operations, and cash flows. Accordingly, there can be no assurance that the Company will be able to execute its growth strategy or maintain the level of profitability recently experienced.

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

The Company’s business is subject to interest rate risk and variations in interest rates may negatively impact its financial performance.

A substantial portion of the Company’s income is derived from the differential or “spread” between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2006, the Company’s balance sheet was liability sensitive, when analyzing the coming twelve month period, and, as a result, net interest margin tends to expand in a falling interest rate environment and decrease in a falling interest rate environment. Because of the differences in the maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely impact the Company’s interest rate spread and, in turn, profitability. In addition, loan origination volumes are impacted by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are typically associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Falling interest rate environments may cause additional refinancing of commercial real estate and residential mortgage loans that may depress loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on adjustable-rate loans may adversely impact the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen since the second quarter of 2004, the Company has not proportionally increased interest rates paid on deposits.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures Regarding Market Risk contained herein for discussion regarding risk relating to variations in interest rates.

The Company’s increased emphasis on commercial and construction lending may lead to increased lending risks.

At December 31, 2006, $593.4 million, or 63.3%, of the Bank’s loan portfolio consisted of commercial real estate loans and $112.3 million, or 12.0%, of commercial business loans. These types of loans generally expose a lender to greater risk of nonrepayment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose the Company to additional risks since such loans typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by nonreal estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, the Company may need to increase its allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of the Company’s commercial and construction borrowers have more than one outstanding loan. Consequently, an adverse development with respect to one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans and Item 8. Financial Statements and Supplementary Data, Note 4 contained herein for further discussion regarding risks associated with the Company’s commercial and construction loan portfolios.

The Company’s asset growth potential may be restricted by minimum capital ratio standards.

Capital performs several very important functions. It absorbs losses, promotes public confidence, helps restricts excessive asset growth, and provides protection to depositors and the FDIC insurance funds. Capital, along with minimum capital ratio standards, restrains unjustified asset expansion by requiring that asset growth be funded by a commensurate amount of additional capital. Alternatives available for increase the capital level in Banks include, but are not necessarily limited to, increased earnings retention, sale of additional capital stock, and reduced asset growth. Management may attempt to increase earnings retention through a combination of higher earnings and lower cash dividend rates. Earnings may be improved, for example, by tighter controls over certain expense outlays; repricing of loans, fees, or service charges; upgrading credit standards and administration to reduce loan or securities losses, or through various other adjustments. An increase in retained earnings will improve capital ratios assuming the increase exceeds asset growth. Historically, the Company’s primary source of capital has been increased earnings retention. In order to ensure adequate levels of capital, an ongoing assessment is conducted of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Management believes it has adequate capital to meet its needs without entering capital markets. Due to the fact that the Company has not historically sold new equity due to the resulting impact of shareholder dilution, in times where increased earnings retention may not be sufficient to address capital requirements, the Bank may be required to reduce asset growth to remain well capitalized as defined by the applicable regulatory framework. Disposing of short-term, marketable assets and allowing volatile liabilities to run off may accomplish this intentional asset shrinkage. This reduction results in a relatively higher capital-to-assets ratio, but it may leave the Bank with a strained liquidity posture. Therefore, it is a strategy that can have adverse consequences from a safety and soundness perspective.

A downturn in real estate markets could impact the Company’s business through its loan portfolio.

A downturn in the real estate markets could negatively impact the Company’s business as a large portion of its loans are secured by real estate. Real estate values and markets are generally impacted by changes in national, regional, or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations, and policies, and acts of nature. If real estate prices decline, the value of real estate collateral securing the Company’s loans could be reduced. Ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 77.3% of the Company’s loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of the Company’s real estate collateral is located in South Carolina. If there is a significant decline in real estate values, especially in South Carolina, the collateral for the Company’s loans will provide less security. Real estate values could also be negatively impacted by factors particular to South Carolina. Any such downturn could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans and Item 8. Financial Statements and Supplementary Data, Note 4 contained herein for further discussion regarding risks associated with the Company’s real estate loan portfolios.

An increase in loan prepayments and on prepayment of loans underlying mortgage-backed securities may adversely impact the Company’s profitability.

Prepayment rates are impacted by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. The Company recognizes deferred loan origination costs and premiums paid on originating these loans by adjusting interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates. Although changes in prepayment rates are difficult to predict, prepayment rates tend to increase when market interest rates decline relative to the rates on the prepaid instruments

The Company recognizes premiums paid on mortgage-backed securities as an adjustment to interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayment on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.

The Company may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instruments particularly in periods of declining interest rates.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings Review—Noninterest Income and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 6 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the Company’s mortgage-servicing rights portfolio.

If the Company cannot attract deposits, its growth may be inhibited.

The Company plans to increase significantly the level of assets, including its loan portfolio. The Company’s ability to increase assets depends in large part on the Company’s ability to attract additional deposits at favorable rates. The Company intends to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in its markets and by establishing personal relationships with customers. The Company cannot assure that these efforts will be successful. The Company’s inability to attract additional deposits at competitive rates could have an adverse impact on its business, financial condition, results of operations, and cash flows.

The allowance for loan and lease losses may not be adequate to cover actual losses.

Risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address such risks may not prevent unexpected losses that could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company’s ability to predict, influence, or control. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely impact the Company’s business, financial condition, results of operations, and cash flows. The allowance for loan losses reflects the Company’s estimate of the probable losses in its loan portfolio at the relevant balance sheet date. The allowance for loan losses is based on prior experience as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio, and economic factors. The determination of an appropriate level of allowance for loan loss is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond the Company’s control. As a result, losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review the Company’s loans and the related allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, it cannot provide absolute assurance that it will not increase the allowance for loan losses further or that regulators will not require an increase in this allowance for loan losses. Either of these occurrences could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans and Allowance for Loan Losses and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 4 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s allowance for loan losses.

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

In deciding whether or not to extend credit or enter into transactions with customers and counterparties, the Company and its management may rely on information furnished by or on behalf of customers and counterparties. The Company may also rely on representations of customers and counterparties as to the accuracy and completeness of such information and on reports of independent registered public accounting firms typically covering its customers’ financial statements. If the Company relies on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, such reliance could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

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

The holding company is a separate and distinct legal entity from the Bank and receives its revenue from dividends of the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock. Various federal and / or state laws and regulations limit the amount of dividends that the Bank may pay to its holding company. The Company’s ability to pay dividends will continue to depend upon receipt of dividends or other capital distributions from the Bank. Additionally, the ability to continue to pay dividends is also subject to the regulations noted above. See Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Palmetto Bancshares, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

If the Company fails to maintain effective systems of internal and disclosure control, it may not be able to accurately report financial results or prevent fraud. As a result ,investors could lose confidence in the Company’s financial reporting, which could negatively impact the Company’s business.

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

The holding company and the Bank are subject to extensive government regulation. These regulations may restrict the ability to increase assets and earnings.

The Company’s operations and those of the Bank are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Such regulations are intended to protect depositors, federal deposit insurance funds, and the banking system as a whole, not security holders. The banking industry is highly regulated, and Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes which could impact the Company in substantial and unpredictable ways. There are currently proposed various laws, rules, and regulations that, if adopted, would impact the Company’s operations. The Company’s failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies and damage to the Company’s reputation. Absolute assurance cannot be provided that these proposed laws, rules and regulations, or any other laws, rules, or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, limit permissible activities, impact the competitive balance among banks, savings associations, credit unions, and other financial institutions, further limit or restrict the amount of commissions, interest, or other charges earned on loans originated or sold by the Company, or otherwise adversely impact the Company’s business, financial condition, results of operations, or cash flows. See Item 1. Business—Supervision and Regulation contained herein for further discussion regarding the regulation and supervision of the holding company and the Bank.

A breach of information security could negatively impact the Company’s earnings.

Increasingly, the Company depends upon data processing, communication, and information exchange on a variety of computing platforms and networks and over the Internet and cannot be certain that all systems are entirely free from vulnerability to attack, despite safeguards that have been instituted. In addition, the Company relies on the services of a variety of vendors to meet data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely impact our earnings.

The Company is subject to heightened regulatory scrutiny with respect to Bank secrecy and anti-money laundering statutes and regulations.

Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines, and examination procedures in this area, the Company has been required to adopt new policies and procedures and to install new systems. However, the Company cannot be certain that the policies, procedures, and systems in place are flawless. Therefore, there is no assurance that in every instance full compliance with these requirements is met.

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

Not applicable.

Item 2. Properties

The Company’s corporate and operations center is currently located at 301 Hillcrest Drive, Laurens, South Carolina. The Company owns these premises. In conjunction with the Company’s 100th anniversary celebration on September 21, 2006, the Company announced its plan to relocate its corporate headquarters to downtown Greenville, South Carolina in 2008.

At December 31, 2006, the Bank had thirty-two full-service banking offices in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (6), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1) in addition to two Palmetto Capital offices independent of banking office locations, 38 automatic teller machine (“ATM”) locations (including eight in nonbanking office locations), and five limited service banking offices located in retirement centers in the Upstate.

During 2006, the Company added two new banking office ATM locations, one in conjunction with the opening of the Boiling Springs banking office in Spartanburg County and one at its existing North Harper banking office in Laurens County, and four new nonbanking office ATM locations at Northside Village Shopping Center in Anderson County, Heritage Pointe Shopping Center in Pickens County, and Roebuck Village Shopping and Crossroads Commons Shopping Centers in Spartanburg County. One principal banking office is located in each of the following counties: Laurens, Greenville, Spartanburg, Greenwood, and Anderson.

Banking offices range in size from approximately 1,000 to 15,000 square feet. The current corporate and operations location is approximately 55,000 square feet. Facilities are protected by alarm and security systems that meet or exceed regulatory standards. Ten of the Bank’s current full service banking offices are leased, and the Bank owns the remaining banking offices. Additionally, during the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. The Bank owns this banking structure that is located on land that the Bank leases pursuant to a ground lease. Additionally, the Bank owns a banking structure on Haywood Road constructed on land that the Bank leases pursuant to a ground lease. Further, Palmetto Capital leases its Fountain Inn office. The Bank has seven ground leases with regard to ATMs at nonbanking office locations and four ground leases with regard to real property most often used for parking at existing branch offices.

The Bank entered into a building lease, not included in those noted above for banking office locations, with regard to the temporary Boiling Springs banking office that was used while the permanent banking office was constructed during 2006. This lease had expired by December 31, 2006.

During 2006, the Bank began an expansion of its Greenwood county Montague banking office. Construction on this office is anticipated to be completed during the first quarter of 2007.

The Bank owns two parcels of property to be used in conjunction with the construction of its new corporate headquarters in Greenville County. Additionally, during February 2007, the Bank purchased real estate in Anderson County and plans to relocate its existing Pendleton banking office to that site. The Company and is currently considering land options with regard to its anticipated Greer banking office relocation.

During January 2007, the Bank entered into a ground lease agreements for leased property at which the Company will house a new ATM. This lease is not included in those summarized above. This ground lease is located in a market area that the Company currently serves.

At December 31, 2006 and 2005, the total net book value of the premises and equipment owned was $24.5 million and $22.7 million, respectively. None of the Company’s properties are mortgaged or subject to liens in favor of any regulatory authorities.

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

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to premises and equipment. See Item 8. Financial Statements and Supplementary Data, Note 5 also contained herein for further discussion regarding the Company’s premises and equipment, and Note 8 for further discussion regarding minimum rental commitments under leases for banking office and service facility locations.

Item 3. Legal	Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with the applicable external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company’s financial condition or results of operations.

Item 4. Submission	of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5.    Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Internal Revenue Service often defines fair market value as the price at which property would change hands between a willing buyer and a willing seller neither being under any compulsion to buy or to sell and both having reasonable knowledge of relevant facts. However, this market oriented definition of the value of stock is less useful when the stock trades infrequently. Unlike the value of publicly traded stock, the fair market value of closely held stock is often difficult to ascertain because no active trading market for the stock exists.

There is no established public trading market for the Company’s stock. The Company’s Secretary facilitates stock trades of the Company’s common stock by matching willing buyers and sellers that contact her. However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no transaction details. Additionally, the Company believes that many of these transactions do not constitute arm’s length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value. The Company believes that many trades are between buyers and sellers that are family members, that are family members of Company employees, or that are members of the community who may be willing to pay a premium for the stock of a company headquartered in their community. Because of these factors, the Company does not believe that the prices at which the trades recorded by its Secretary occur can be considered fair market value, and, as a result, annually, a third party fair market valuation is performed by an external third party on a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options. The evaluation performed and effective with respect to fiscal year 2006 stock option grants concluded that the fair market value of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options was $27.30 per share.

The last known trading price of the Company’s common stock, based on information available to its management through the Company’s Corporate Secretary, was $38.00 per common share on December 31, 2006. Management is aware of a number of transactions in which the Company’s common stock traded at this price. However, management has not ascertained that these transactions were a result of arm’s length negotiations between the parties and, because of the limited number of shares involved, these prices may not be indicative of the fair market value of the common stock. At December 31, 2006, the Company had 1,475 shareholders representing 6,367,450 shares outstanding. The following table summarizes high and low trading prices of the Company’s common stock by quarter for the periods presented and dividend information for the same periods, based on information available to its management.

	High	Low	Cash dividend
2006
First quarter	$35.00	35.00	0.18
Second quarter	36.00	35.00	0.18
Third quarter	37.00	36.00	0.18
Fourth quarter	38.00	37.00	0.19

2005
First quarter	$33.00	32.00	0.16
Second quarter	33.00	33.00	0.16
Third quarter	34.00	33.00	0.16
Fourth quarter	35.00	34.00	0.18

The Company or its predecessor, the Bank, has paid regular dividends on common stock since 1909. The amount of the dividend is determined by the Board of Directors and is dependent upon the Company’s earnings, financial condition, capital position, and such other factors as the Board of Directors may deem relevant. For the years ended December 31, 2006, 2005, and 2004, cash dividends were paid of $4.6 million or $0.73 per common share, $4.2 million or $0.66 per common share, and $3.6 million or $0.58 per common share, respectively. The Company has historically paid dividends on a quarterly basis. These dividends equate to dividend payout ratios of 30.45%, 30.27%, and 30.07% in 2006, 2005, and 2004, respectively. Although there can be no guarantee that additional dividends will be paid in future periods, the Company plans to continue its quarterly dividend payments.

See Item 1. Business—Dividends, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment restrictions.

The following table summarizes compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2006. Security holders previously approved all equity compensation plans of the Company in existence at December 31, 2006.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	251,670	$18.67	800
Equity compensation plans not approved by security holders	—	—	—

Total equity compensation plans	251,670	$18.67	800

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its equity compensation plans and Item 8. Financial Statements and Supplementary Data, Note 13 also contained herein for further discussion regarding the Company’s equity compensation plans.

Item 6. Selected	Financial Data

	At and for the years ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except common and per share data)
SUMMARY OF OPERATIONS
Interest income	$76,446	62,783	51,029	49,663	49,657
Interest expense	27,297	17,279	11,177	10,923	12,533

Net interest income	49,149	45,504	39,852	38,740	37,124
Provision for loan losses	1,625	2,400	2,150	3,600	4,288

Net interest income after provision for loan losses	47,524	43,104	37,702	35,140	32,836
Noninterest income	16,514	15,402	14,857	15,017	13,637
Noninterest expense	40,835	37,784	34,879	34,259	32,156

Income before provision for income taxes	23,203	20,722	17,680	15,898	14,317
Provision for income taxes	7,962	6,942	5,569	5,005	4,696

Net income	$15,241	13,780	12,111	10,893	9,621

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$2.40	2.18	1.93	1.73	1.53
Diluted	2.37	2.15	1.90	1.70	1.49
Cash dividends per common share	0.73	0.66	0.58	0.51	0.45
Book value per common share	15.76	14.05	12.82	11.49	10.68
Outstanding common shares	6,367,450	6,331,335	6,297,285	6,263,210	6,324,659
Weighted average common shares outstanding—basic	6,353,752	6,317,110	6,272,594	6,301,024	6,296,956
Weighted average common shares outstanding—diluted	6,421,742	6,417,358	6,378,787	6,395,170	6,470,996
Dividend payout ratio	30.45%	30.27	30.07	29.49	29.46

YEAR-END BALANCES
Assets	$1,153,136	1,075,015	993,102	895,377	822,644
Investment securities available for sale, at fair market value	116,567	125,988	143,733	128,930	115,108
Loans (1)	947,588	871,002	779,108	699,612	637,393
Deposits and other borrowings	1,044,996	978,926	906,895	819,443	749,661
Shareholders’ equity	100,376	88,941	80,762	71,989	67,521

AVERAGE BALANCES
Assets	$1,114,553	1,043,897	932,672	855,813	774,022
Interest-earning assets	1,042,289	977,679	872,253	799,462	715,623
Investment securities available for sale, at fair market value	120,395	132,709	134,854	113,648	100,367
Loans (1)	898,028	833,353	730,430	670,707	585,885
Deposits and other borrowings	1,012,741	952,623	851,680	780,742	705,834
Shareholders’ equity	95,077	85,790	76,566	70,745	64,060

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.37%	1.32	1.30	1.27	1.24
Return on average shareholders’ equity	16.03	16.06	15.82	15.40	15.02
Net interest margin	4.72	4.65	4.57	4.85	5.19

SIGNIFICANT CAPITAL RATIOS
Average shareholders’ equity to average assets	8.53%	8.22	8.21	8.27	8.28
Equity to assets at year-end	8.70	8.27	8.13	8.04	8.21
Tier 1 risk-based capital	9.37	9.36	9.43	9.22	9.72
Total risk-based capital	10.19	10.28	10.38	10.25	10.73
Tier 1 leverage ratio	8.59	8.08	7.76	7.58	7.59

SIGNIFICANT CREDIT QUALITY RATIOS
Nonaccrual loans to total assets	0.61%	0.92	0.23	0.43	0.30
Net loans charged-offs to average loans (2)	0.17	0.19	0.27	0.38	0.61

(1)	Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company. The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company. This discussion should be read in conjunction with the audited Consolidated Financial Statements and related notes and other financial data presented in Item 8 herein and the supplemental financial data presented throughout this report. Percentage calculations contained herein have been calculated based on rounded results presented herein.

Forward-Looking Statements

The Company makes forward-looking statements in this report and in other reports and proxy statements filed with the SEC. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company’s revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the Company’s future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing. In this report, for example, management makes forward-looking statements discussing expectations about future credit losses and nonperforming assets, the future value of the mortgage-servicing rights portfolio, the future value of equity securities, the impact of new accounting standards, future short-term and long-term interest rate levels and their impact on the Company’s net interest margin, net income, liquidity, capital, and future capital expenditures.

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

The Company’s significant accounting policies are discussed in Item 8. Financial Statements and Supplementary Data, Note 1 contained herein. Of these significant accounting policies, the Company considers its policies regarding the accounting for its Allowance, pension plan, mortgage-servicing rights portfolio, past acquisitions, and income taxes to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine the Company’s critical accounting policies, management considers if the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

The Allowance represents management’s estimate of probable losses inherent in the lending portfolio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans and Allowance for Loan Losses and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 4 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance. This methodology relies upon management’s judgments. Management’s judgments are based on an assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, recently entered markets, recently added product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. Management considers the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events that are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

As explained in Item 8. Financial Statements and Supplementary Data, Note 1 contained herein, for the year ended December 31, 2006, the Company accounted for its postretirement benefit plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and followed the disclosure requirements of SFAS No. 132, as revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132(R) did not change the measurement or recognition of the plans required by SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In order to account for pension plans, costs and related liabilities are developed using actuarial valuations. These valuations include key assumptions determined by management, including, among other things, discount rates, projected compensation increases, as well as retirement and benefit payment projections. In addition, in order to properly account for the Company’s postretirement benefit plan, assumptions must be made regarding plan assets. The expected long-term rate of return assumption considers the asset mix and past performance of plan assets, as well as other factors. See Item 8. Financial Statements and Supplementary Data, Note 13 contained herein for further discussion regarding the Company’s estimates and assumptions related to the Company’s pension assets, obligations, and related periodic cost. Assessing the adequacy of the Company’s pension assets, obligations, and related periodic cost is a process that requires considerable judgment. Management considers the year-end net pension obligation to be an appropriate and adequate measure of future postretirement benefit plan payments. However, management’s judgment is based upon a number of assumptions that are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that future increases in the pension obligation will not be required related to obligations at December 31, 2006, thus adversely impacting the results of operations of the Company.

In addition to the discussion of risk factors impacting the Company’s mortgage-servicing rights portfolio included in Item 1a. Risk Factors contained herein, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings Review—Noninterest Income and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 6 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the Company’s mortgage-servicing rights portfolio. The Company’s accounting for its mortgage-servicing rights portfolio represents another accounting estimate heavily dependent on current economic conditions, especially the interest rate environment, and management’s judgments. The Company utilizes the expertise of a third party consultant to assess the portfolio’s value including, but not limited to, capitalization, impairment, and amortization rates. The consultant utilizes estimates for the amount and timing of estimated prepayment rates, credit loss experience, costs to service loans, and discount rates to determine an estimate of the fair market value of the Company’s mortgage-servicing rights portfolio. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Future annual amounts could be impacted by changes in factors noted above as well as those noted within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements which discusses mortgage-banking income.

Although growth through acquisition is not currently a strategic growth initiative of the Company, historically, the Company has increased its market share through Bank acquisitions (the last of these acquisitions occurred in 1999). These acquisitions resulted in goodwill or other intangible assets that are subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Such impairment testing calculations, performed by the Company annually as of June 30, include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The Company’s impairment testing as of June 30, 2006 indicated that no impairment charge was required as of that date, however, there can be no assurance that future events and circumstances will not change these determination and adversely impact the results of operations of the Company. No such events or circumstances have come to management’s attention since its June 30, 2006 testing. See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s accounting policies related to its intangible assets.

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

Financial Condition

The following information is intended to supplement any information relating to the Consolidated Balance Sheets contained within Item 8 of this Annual Report on Form 10-K.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except common and per share data)

	December 31, 2006	December 31, 2005	Dollar variance	Percent variance
ASSETS
Cash and cash equivalents
Cash and due from banks	$43,084	36,978	6,106	16.5%
Federal funds sold	3,582	998	2,584	258.9

Total cash and cash equivalents	46,666	37,976	8,690	22.9

Federal Home Loan Bank (“FHLB”) stock, at cost	2,599	3,786	(1,187)	(31.4)
Investment securities available for sale, at fair market value	116,567	125,988	(9,421)	(7.5)
Mortgage loans held for sale	1,675	4,821	(3,146)	(65.3)

Loans	945,913	866,181	79,732	9.2
Less: allowance for loan losses	(8,527)	(8,431)	(96)	1.1

Loans, net	937,386	857,750	79,636	9.3

Premises and equipment, net	24,494	22,676	1,818	8.0
Goodwill	3,691	3,691	—	—
Other intangible assets	127	175	(48)	(27.4)
Accrued interest receivable	6,421	5,226	1,195	22.9
Other	13,510	12,926	584	4.5

Total assets	$1,153,136	1,075,015	78,121	7.3%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$133,623	131,157	2,466	1.9%
Interest-bearing	859,958	772,226	87,732	11.4

Total deposits	993,581	903,383	90,198	10.0

Retail repurchase agreements	14,427	16,728	(2,301)	(13.8)
Commercial paper (Master notes)	20,988	17,915	3,073	17.2
Federal funds purchased	6,000	1,000	5,000	500.0
FHLB borrowings—short-term	—	16,900	(16,900)	(100.0)
FHLB borrowings—long-term	10,000	23,000	(13,000)	(56.5)
Accrued interest payable	1,584	1,275	309	24.2
Other	6,180	5,873	307	5.2

Total liabilities	1,052,760	986,074	66,686	6.8

Shareholders’ Equity
Common stock	31,837	31,656	181	0.6
Capital surplus	1,102	659	443	67.2
Retained earnings	68,132	57,532	10,600	18.4
Accumulated other comprehensive loss, net of tax	(695)	(906)	211	(23.3)

Total shareholders’ equity	100,376	88,941	11,435	12.9

Total liabilities and shareholders’ equity	$1,153,136	1,075,015	78,121	7.3%

At December 31, 2006, the Company’s assets totaled $1.153 billion, an increase of $78.1 million or 7.3% over December 31, 2005. The increase in assets during fiscal year 2006 resulted primarily from an increase in total loans of $76.6 million partially offset by a decline in investment securities available for sale of $9.4 million, or 7.5%. Average assets increased 6.8% during the year, and average interest-earning assets increased 6.6%. Total liabilities increased $66.7 million, or 6.8%, at December 31, 2006 over December 31, 2005, to a balance of $1.053 billion. This increase resulted from an increase in traditional deposits of $90.2 million, or 10.0%, an increase in commercial paper of $3.1 million, or 17.2%, and an increase in federal funds purchased over the same periods totaling $5.0 million. Offsetting these increases were declines in retail repurchase agreements totaling $2.3 million, or 13.8%, and FHLB advances totaling $29.9 million, or 74.9%. Total deposits and other borrowings totaled $1.045 billion at December 31, 2006, up from $978.9 million at December 31, 2005. Total shareholders’ equity at December 31, 2006 totaled $100.4 million, an increase of $11.4 million, or 12.9%, over December 31, 2005.

At December 31, 2005, the Company’s assets totaled $1.075 billion, an increase of $81.9 million or 8.3% over December 31, 2004. The increase in assets during fiscal year 2005 resulted primarily from an increase in total loans of $91.9 million partially offset by a decline in investment securities available for sale of $17.7 million, or 12.3%. Average assets increased 11.9% during the year, and average interest-earning assets increased 12.1%. Total liabilities increased $73.7 million, or 8.1%, at December 31, 2005 over December 31, 2004, to a balance of $986.1 million. This increase resulted primarily from an increase in traditional deposits of $75.9 million, or 9.2%. Offsetting these increases was a decline federal funds purchased and FHLB borrowings of $5.1 million over the same periods. Total deposits and other borrowings totaled $978.9 million at December 31, 2005, up from $906.9 million at December 31, 2004. Total shareholders’ equity at December 31, 2005 totaled $88.9 million, an increase of $8.2 million, or 10.1%, over December 31, 2004.

Investment Securities Available for Sale

The investment securities portfolio, all of which was classified as available for sale at December 31, 2006, is a component of the Company’s asset-liability management strategy. Investment securities available for sale are accounted for at fair market value, with unrealized gains and losses recorded net of tax as a component of Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity. The Company employs a third party to determine the fair market value of the securities portfolio. Fair market value is determined as of the date of the end of the reporting period based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

The primary objective of the Company’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company achieves these objectives by executing decisions made by authorized officers of the Company within policies established by the Company’s Board of Directors. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default risk, interest rate risk, liquidity risk, and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amount on schedule.

Investment securities available for sale totaled $116.6 million at December 31, 2006, a decrease of $9.4 million, or 7.5%, when compared with December 31, 2005. Average balances of available for sale investment securities decreased to $120.4 million during fiscal year 2006 from $132.7 million during fiscal year 2005. The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Government-sponsored enterprises	$42,383	36.4%	49,960	39.7
State and municipal	48,014	41.2	56,006	44.4
Mortgage-backed	26,170	22.4	20,022	15.9

Total investment securities available for sale	$116,567	100.0%	125,988	100.0

The shift in composition within the investment securities available for sale portfolio during 2006 resulted from the sale of long-term municipals and reinvestment into mortgage-backed securities (“MBSs”) that management believes have better total return characteristics over various rate scenarios.

At December 31, 2006, the investment security portfolio represented 10.1% of total assets, a decline from 11.7% at December 31, 2005. The decline in the total investment securities portfolio of approximately 7.5% from December 31, 2005 to December 31, 2006 resulted primarily from short-term taxable securities issued by government-sponsored enterprises (“GSEs”) not being reinvested but instead being used to fund loan growth and repay borrowings during the year ended December 31, 2006.

See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows contained herein for further discussion regarding how purchases of and proceeds from the sale, maturities, and / or calls of investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the three year period ended December 31, 2006.

The following tables summarize the amortized costs, fair market values, maturities, and average amortized yields with regard to the Company’s investment securities portfolio at the dates indicated (in thousands).

	December 31, 2006		December 31, 2005		December 31, 2004
	Amortized cost	Fair market value	Amortized cost	Fair market value	Amortized cost	Fair market value
Government-sponsored enterprises	$42,554	42,383	50,257	49,960	10,053	10,021
State and municipal	48,780	48,014	56,766	56,006	68,198	69,496
Mortgage-backed	26,362	26,170	20,438	20,022	64,010	64,216

Total investment securities available for sale	$117,696	116,567	127,461	125,988	142,261	143,733

	December 31, 2006
	Amortized cost	Book yield
Government-sponsored enterprises
In one year or less	$38,118	4.37%
After 1 through 5 years	4,436	4.18
After 5 through 10 years	—	—
After 10 years	—	—

	42,554	4.35
State and municipal
In one year or less	1,383	4.43
After 1 through 5 years	15,994	3.32
After 5 through 10 years	29,816	3.52
After 10 years	1,587	3.82

	48,780	3.49
Mortgage-backed
In one year or less	1,788	4.05
After 1 through 5 years	9,437	4.13
After 5 through 10 years	8,329	5.20
After 10 years	6,808	5.37

	26,362	4.78

Total investment securities available for sale	$117,696	4.09%

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its investment securities portfolio, and see Item 8. Financial Statements and Supplementary Data, Note 3 also contained herein for further discussion regarding the Company’s investment securities portfolio.

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

The Company’s investment portfolio consists principally of securities issued by government-sponsored enterprises, and securities issued by states and municipalities within the United States. The following table summarizes the amortized cost and fair market value of the securities of issuers that, in the aggregate, exceed ten percent of shareholders’ equity at December 31, 2006 (dollars in thousands).

	Amortized Cost	% of GSEs	Fair market value	% of GSEs
Government-sponsored enterprises
FHLB	$18,432	43.3%	18,353	43.3
FHLMC	15,972	37.5	15,922	37.6
FNMA	8,150	19.2	8,108	19.1

	$42,554	100.0%	42,383	100.0

	Amortized Cost	% of MBSs	Fair market value	% of MBSs
Mortgage-backed
FHLMC	$9,099	34.5%	8,953	34.2
FNMA	17,263	65.5	17,217	65.8

	$26,362	100.0%	26,170	100.0

	Amortized Cost	% of portfolio amortized cost	Fair market value	% of portfolio fair market value
Total GSEs and MBSs
FHLB	$18,432	15.7%	18,353	15.7
FHLMC	25,071	21.3	24,875	21.3
FNMA	25,413	21.6	25,325	21.7

	$68,916	58.6%	68,553	58.7

The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Loans

General. Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 86.2% and 85.2% of average interest-earning assets in fiscal years 2006 and 2005, respectively. The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur. Although the Company may originate loans outside of its market area, the Company originates the majority of its loans in its primary market area of Upstate, South Carolina.

The following table summarizes the Company’s loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	December 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial and industrial	$126,742	13.4%	143,334	16.5

Real estate—1 - 4 family	171,828	18.1	167,693	19.3
Real estate—construction	19,959	2.1	29,731	3.4
Real estate—other	540,869	57.1	458,154	52.6

Total loans secured by real estate	732,656	77.3	655,578	75.3

General consumer	70,502	7.4	55,008	6.3
Credit line	4,868	0.5	4,465	0.5
Bankcards	11,813	1.3	11,744	1.3
Others	1,007	0.1	873	0.1

Total loans	$947,588	100.0%	871,002	100.0

The Company emphasizes growth in loans secured by real estate as such loans are typically less risky than loans secured by collateral other than real estate or unsecured loans. The loan portfolio secured by real estate comprised 77.3% of the Company’s loan portfolio at December 31, 2006 compared with 75.3% of the Company’s loan portfolio at December 31, 2005. The majority of the growth in loans secured by real estate was offset by a decline in loans, as a percentage of the loan portfolio, secured by commercial and industrial security other than real estate.

The following table summarizes net loans, by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Commercial business	$112,264	12.0%	90,345	10.5	90,708	11.8	87,950	12.8	102,884	16.6
Commercial real estate	593,377	63.3	561,574	65.5	478,943	62.6	420,470	61.4	352,352	56.9
Installment	22,139	2.4	18,677	2.2	19,910	2.6	22,169	3.2	24,801	4.0
Installment real estate	66,161	7.0	55,682	6.5	51,846	6.8	47,560	6.9	51,098	8.3
Indirect	43,634	4.7	30,481	3.6	16,383	2.1	15,644	2.3	14,499	2.4
Credit line	1,982	0.2	2,022	0.2	2,012	0.3	2,071	0.3	2,110	0.3
Prime access	53,883	5.7	54,296	6.3	45,655	5.9	33,014	4.8	18,034	2.9
Residential mortgage	35,252	3.8	34,453	4.0	52,669	6.9	46,155	6.7	41,089	6.6
Bankcards	11,813	1.2	11,744	1.4	10,930	1.4	9,996	1.5	10,038	1.6
Business manager	370	—	230	—	552	0.1	2,200	0.3	2,609	0.4
Other	1,793	0.2	2,059	0.2	1,473	0.2	1,092	0.2	2,247	0.4

Total loans, gross	$942,668	100.5%	861,563	100.4	771,081	100.7	688,321	100.4	621,761	100.4
Allowance for loan losses	(8,527)	(0.9)	(8,431)	(1.0)	(7,619)	(1.0)	(7,463)	(1.1)	(6,402)	(1.0)
Loans in process	2,587	0.3	3,857	0.5	1,470	0.2	4,086	0.6	2,676	0.4
Deferred loans fees and costs	658	0.1	761	0.1	703	0.1	806	0.1	1,104	0.2

Total loans, net	$937,386	100.0%	857,750	100.0	765,635	100.0	685,750	100.0	619,139	100.0

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

Real estate acquisition and development lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values. For loans secured by real estate, liquidation of the underlying collateral is viewed as the primary source of repayment in the event of borrower default. Commercial and installment real estate lending generally involves greater risk than single-family lending since commercial and installment real estate lending typically involves larger loan balances to single borrowers or groups of related borrowers than does single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced, the borrower’s ability to repay the Company’s loans may be impaired. These risks can be impacted significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions. Thus, commercial and installment real estate loans may be subject to adverse conditions in the economy to a greater extent than single-family real estate loans. The Company makes commercial and installment real estate loans to businesses within most industry sectors with no particular industry concentrations. Interest rates charged on such real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable-rates, and the rate may be fixed for three to five years determined by market conditions, collateral, and the Company’s relationship with the borrower. Amortization of commercial and installment real estate loans varies but typically does not exceed 20 years.

Installment loans entail greater risk than do residential mortgage loans particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, installment loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely impacted by job loss, divorce, illness, or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that the Company can recover on such loans.

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

A large percentage of single-family loans are made pursuant to guidelines that permit the sale of these loans in the secondary market to government or private agencies. The Company participates in secondary market activities by selling whole loans and participations in loans primarily to the FHLB under its Mortgage Partnership Program and the Federal Home Loan Mortgage Corporation. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of management, and to develop a source of fee income through the servicing of loans. The Company may sell fixed-

rate, adjustable-rate, and balloon-term loans. Based on current interest rates, as well as other factors, the Company presently intends to sell selected originations of conforming 30 year and 15 year fixed-rate mortgage loans.

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

During 2006, the Company introduced business credit scoring and began placing an emphasis on small commercial loans. Management believes that these changes resulted in an increase in commercial business loans as a percentage of the total portfolio.

Management believes that the aggressive commercial real estate building in recent years may indicate an upcoming period of oversupply. In order to avoid an excess supply of commercial limited-service properties, during 2006, the Company began to further tighten underwriting standards with regard to such loans resulting in a decline in commercial real estate loans as a percentage of the total portfolio.

During 2006, the Company’s indirect lending portfolio increased by $13.2 million, or 43.2%. Management attributes this indirect loan growth to a new program offered by the Company that targets high credit scoring consumers at competitive rates. The goal of this program is to introduce the Company and its products to reputable automobile dealers. Once introduced, the Company’s goal is to continue to build and maintain relationships with these dealers and their customers.

The following table summarizes the Company’s loan portfolio outstanding, by collateral type, at December 31, 2006 that, based on contractual terms, are due during the periods noted. Loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also summaries loans outstanding at December 31, 2006 with regard to fixed-rate maturity and variable-rate repricing terms due in periods after one year (in thousands).

	Maturity				Rate structure for loans with maturities or repricing terms over one year
	Due in one year or less	Due after one year through five years	Due after five years	Total	Fixed-rate	Variable- rate
Commercial and industrial	$69,054	43,660	14,027	126,741	57,687	—
Real estate—1 - 4 family	59,307	21,581	89,265	170,153	98,259	12,587
Real estate—construction	17,342	1,734	883	19,959	2,617	—
Real estate—other	260,756	242,976	37,137	540,869	280,113	—
General consumer	9,863	44,220	16,420	70,503	60,640	—
Credit line	2,869	1,999	—	4,868	1,999	—
Bankcards	11,813	—	—	11,813	—	—
Others	93	369	545	1,007	914	—

Total loans	$431,097	356,539	158,277	945,913	502,229	12,587

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

The Company regularly reviews its problem assets including, but not limited to, delinquent loans, nonperforming loans, and troubled debt restructurings to determine whether any such loans require classification adjustments in accordance with applicable regulations.

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

The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands). The composition of nonaccrual loans is based on loan collateral type.

	December 31,
	2006		2005	2004	2003	2002
Real estate	$6,271		9,165	1,705	2,719	1,528
Commercial and industrial	549		631	353	677	748
Credit cards	—		—	10	73	26
Other consumer	179		117	255	359	198

Total nonaccrual loans	6,999		9,913	2,323	3,828	2,500

Real estate acquired in settlement of loans	600		1,954	2,413	2,170	2,468
Repossessed automobiles	319		167	282	243	181

Total nonperforming assets	$7,918		12,034	5,018	6,241	5,149

Loans past due 90 days and still accruing (1)	$260		207	147	212	233

Ending loans (2)	$945,913		866,181	773,254	693,213	625,542
Nonaccrual loans as a percentage of loans (2)	0.74%		1.14	0.30	0.55	0.40
Nonperforming assets as a percentage of total assets	0.69%		1.12	0.51	0.70	0.63
Allowance for loan losses to nonaccrual loans	1.22	x	0.85	3.28	1.95	2.56

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Delinquent and problem loans are a normal part of any lending function. The Company determines past due and delinquency status based on contractual terms. When a borrower fails to make a scheduled loan payment, the Company attempts to cure the default through several methods including, but not limited to, collection contact and assessment of late fees. If these methods do not result in the borrower submitting the past due payment, further action may be taken. Interest on loans deemed past due continues to accrue until such time that the loan is placed in nonaccrual status (the Company places loans in nonaccrual status prior to any amount being charged-off). Nonaccrual loans are those loans that management, through a continuing evaluation of loans, has determined offer a more than normal risk of future collectibility. In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower. Loans may be manually placed in nonaccrual status on the loan system if management determines that some factor other than delinquency (such as bankruptcy proceedings) cause the Company to believe that more than a normal amount of risk exists with regard to collectibility. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. The Company classifies nonperforming loans as substandard or lower. When the probability of future collectibility on a nonaccrual loan declines from probable to possible, the Company may proceed with measures to remedy the default, including commencing foreclosure action, if necessary. Mortgage instruments generally secure loans within the Company’s mortgage loan portfolio and specific steps must be taken when commencing foreclosure action on such loans. Notice of default in conjunction with these loans is required to be recorded and mailed. If the default is not cured within a specified time period, a notice of sale is posted, mailed, and advertised, and a sale is then conducted.

The Company typically excludes bankcard balances from the nonaccrual process noted above. Due to the nature of the portfolio, the Company does not believe that it is necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days delinquent.

The decrease in nonaccrual loans of $2.9 million from December 31, 2005 to December 31, 2006 was primarily the result of the removal from nonaccrual status during 2006 of the special circumstance loan in nonaccrual status at December 31, 2005 that totaled approximately $3.3 million. In its consideration of collectibility of nonaccrual loans, management takes into consideration, among other factors, that 89.6% of nonaccrual loans at December 31, 2006 were secured by real estate. In the event of foreclosure, management believes losses would be offset by funds received through the liquidation of the underlying real estate collateral.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans, and Item 8. Financial Statements and Supplementary Data, Note 4 all contained herein for further discussion regarding loans in nonaccrual status and Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to loans in nonaccrual status.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. Additionally, it requires that adjustments in payment terms from a troubled debt restructuring generally be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, but instead recognizes a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Troubled debt restructurings include loans with respect to which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and / or other concessions. Troubled debt restructurings entered into by the Company for the years ended December 31, 2006 and December 31, 2005 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations. Any specific allocations identified during the review based on probable losses have been included in the Company’s Allowance for the applicable period.

As of December 31, 2006, management was aware of information about possible credit problems with regard to one of the Company’s loan relationships. The loans within the relationship were purchased participations. Although management does have doubt as to the ability of the borrower to comply with the present loan repayment terms, management believes the collateral securing these loans is sufficient to cover the Bank’s exposure. As of December 31, 2006, management was aware of no other potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Through the Company’s regularly reviews of these facets of its loan portfolio, management determines whether any loans require classification in accordance with applicable regulations. As such, the Company’s believes that loans are appropriately classified.

The following table summarizes the composition of the Company’s classified assets by collateral type at the dates indicated (in thousands).

	December 31, 2006
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$301	1,098	839	—	2,238
Real estate—1 - 4 family	198	4,499	273	—	4,970
Real estate—other	865	7,899	669	—	9,433
General consumer	2	321	36	—	359
Credit line	6	47	1	—	54

Total classified assets	$1,372	13,864	1,818	—	17,054

	December 31, 2005
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$230	2,925	851	—	4,006
Real estate—1 - 4 family	1,147	4,023	239	—	5,409
Real estate—other	82	11,400	58	—	11,540
General consumer	25	287	68	—	380
Credit line	6	54	1	1	62

Total classified assets	$1,490	18,689	1,217	1	21,397

During the fourth quarter of 2005, two loans, both of which were secured by other real estate, were placed in nonaccrual status. In accordance with the Bank’s Lending Policy, the loans were downgraded to “substandard.” At December 31, 2005, the principal balance of these loans totaled $7.2 million. Management believes the collateral securing these loans is sufficient to cover the Bank’s exposure. Payment was received in January 2006 on one of these loans (balance of $3.3 million at December 31, 2005) that warranted the removal of nonaccrual status at that time. The second loan remained in nonaccrual status, thus rated “substandard,” at December 31, 2006. $878 thousand of the loan balance was specifically reserved at December 31, 2006.

Excluding the impact of this loan, overall, classified assets decreased $1.1 million from December 31, 2005 to December 31, 2006. From a portfolio perspective, classified asset decreases were experienced in loans of all collateral types with the exception of those securitized by other real estate. From a classification perspective, decreases were experienced in all collateral types summarized above. Management believes that the general overall improvement of classified assets resulted from management’s conservative approach to, and management of, loan quality.

The Company reviews impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114.” The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Impairment for loans considered individually significant and that exhibit probable or observed credit weaknesses are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the determined fair value of an impaired loan is less than the carrying value of the loan and a loss has deemed to have occurred, reserves are established for the excess of the principal amount of the loan over the fair or net realizable value. For loans that are not individually significant, loans $250 thousand or less, or represent a homogeneous population, the Company evaluates impairment collectively based on factors including, but not limited to, historical loss experience for these types of loans. These homogeneous loans are excluded from the impaired loan disclosures. At December 31, 2006 and 2005, the Company had $8.2 million and $12.8 million of impaired loans for which $1.8 million and $1.9 million, respectively was specifically reserved in the Allowance. The average balance of impaired loans for 2006 and 2005 was $10.5 million and $8.4 million, respectively. At December 31, 2006 impaired loans included $323 thousand in restructured loans. Impaired loans included no restructured loans at December 31, 2005. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to being placed in nonaccrual status.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to impaired loans and Note 4 also contained herein for further discussion regarding the Company’s impaired loans.

As discussed previously, for loans secured by real estate, liquidation of the underlying collateral is viewed as the primary source of repayment in the event of borrower default. Additionally, commercial and installment real estate lending generally involves greater risk than single-family lending since commercial real estate lending typically involves larger loan balances to single borrowers or groups of related borrowers than does single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced, the borrower’s ability to repay the Company’s loans may be impaired. Due to these increased risks, the Company pays close attention to the quality of such loans. Real estate loans secured by collateral other than one to four family real estate, increased 15.0% from December 31, 2005 to December 31, 2006 and comprised 59.2% of the loan portfolio at December 31, 2006. See Item 1A. Risk Factors contained herein for discussion regarding the potential for increased lending risks to which the Company may be subjected due to its increased emphasis on commercial and construction lending or any downturn in the real estate market. In the event of default, management believes that losses would be offset by funds received through the liquidation of the underlying real estate collateral.

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

Real estate acquired in settlement of loans decreased to $600 thousand at December 31, 2006 from $2.0 million at December 31, 2005. The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the year ended December 31,
	2006	2005
Real estate acquired in settlement of loans, beginning of period	$1,954	2,413
Add: New real estate acquired in settlement of loans	294	1,096
Less: Sales / recoveries of real estate acquired in settlement of loans	(1,451)	(1,283)
Less: Provision charged to expense	(197)	(272)

Real estate acquired in settlement of loans, end of period	$600	1,954

Management believes that the decrease in property added to the portfolio during 2006 was a direct reflection of economic conditions that directly impact the borrower’s ability to service their debt. Relationships within the portfolio declined from 22 at December 31, 2005 to 13 at December 31, 2006. Based on the Company’s policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at December 31, 2006. Additionally, management believes that the excess of sales from the portfolio during fiscal year 2006 over additions during the same timeframe indicate that the properties within the portfolio are marketable.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to real estate acquired in settlement of loans and Note 8 also contained herein for further discussion regarding the Company’s real estate acquired in settlement of loans portfolio.

Management believes that because the Company’s loan portfolio is closely monitored. Additionally, management believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

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

	December 31, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$126,742	126%	13%
Residential mortgage instruments	171,828	171	18
Nonresidential mortgage instruments	540,869	539	57

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

Loans secured by commercial and industrial nonmortgage instruments are typically of higher risk and are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Such loans are generally secured by a variety of collateral types, including, but not limited to, accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that, at December 31, 2006, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

Allowance for Loan Losses

In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, if any, management may consider, though not intended to be an all-inclusive list, historical loss experience and change in the size and mix of the overall portfolio composition, specific allocations based on probable losses identified during the review of the portfolio, delinquency trends in the portfolio and the composition of nonperforming loans, including the percent of nonperforming loans with supplemental mortgage insurance or secured by real estate, and subjective factors, including local and general economic business factors and trends, industry and interest rate trends, new lending products, changes in underwriting criteria, and portfolio concentrations. Management is currently using a five year lookback period when computing historical loss rates to determine the allocated component of the Allowance.

In addition to the Company’s portfolio review process as noted in Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. While the Company uses available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes on the Bank’s borrowers.

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

The Allowance totaled $8.5 million and $8.4 million, at December 31, 2006 and 2005, respectively representing 0.90% and 0.97% of loans, calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

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

	December 31,
	2006		2005		2004		2003		2002
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$1,167	13.4%	1,897	16.5	2,861	20.4	2,737	27.9	2,341	31.5
Real estate—1 - 4 family	1,344	18.1	1,267	19.3	1,243	22.9	865	22.6	965	23.8
Real estate— construction	20	2.1	26	3.4	26	3.1	72	3.0	125	3.9
Real estate—other	2,745	57.1	2,044	52.6	1,139	46.5	1,308	38.2	872	31.4
General consumer	1,860	7.4	2,153	6.3	1,300	5.1	1,683	6.3	1,464	7.0
Credit line	162	0.5	130	0.5	125	0.5	167	0.6	99	0.6
Bankcards	382	1.3	310	1.3	316	1.4	211	1.4	217	1.6
Others	847	0.1	604	0.1	609	0.1	420	—	319	0.2

Total	$8,527	100.0%	8,431	100.0	7,619	100.0	7,463	100.0	6,402	100.0

The fluctuations within the allocation of the Allowance from December 31, 2005 to December 31, 2006 are primarily the result of historical loss experience and change in the size and mix of the overall portfolio composition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans contained herein for discussion regarding the composition of the loan portfolio as well as the fluctuations within the portfolio from fiscal year 2005 to fiscal year 2006.

The primary increases with regard to the allocation of the Allowance to specific loan portfolios at December 31, 2005 were within the portfolios secured by other real estate and general consumer collateral. The increase in allocation of the Allowance to the portfolio secured by other real estate was due, in large part, to two impaired loans at December 31, 2005, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans, both of which were secured by other real estate. As such, the loans were classified as substandard in accordance with the Bank’s Lending Policy. The loan’s impaired statuses increased the related Allowance coverage. At December 31, 2005, the principal balance of these loans totaled $7.2 million. The increase in allocation of the Allowance to the loan portfolio secured by general consumer collateral was due, in part, to the increase in the indirect lending portfolio at December 31, 2005 over December 31, 2004 as well as an increase in the potential historical loss percentage with regard to this category.

The following table summarizes activity within the Allowance at the dates and for the years indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the years ended December 31,
	2006	2005	2004	2003	2002
Allowance balance, beginning of year	$8,431	7,619	7,463	6,402	5,658
Provision for loan losses	1,625	2,400	2,150	3,600	4,288
Loans charged-off
Commercial and industrial	453	244	549	786	1,074
Real estate—1 - 4 family	247	415	232	561	398
Real estate—construction	—	—	—	—	—
Real estate—other	191	242	256	219	—
Consumer	791	891	1,113	1,181	2,298

Total loans charged-off	1,682	1,792	2,150	2,747	3,770
Recoveries
Commercial and industrial	37	35	49	32	105
Real estate—1 - 4 family	15	—	—	—	9
Real estate—construction	—	—	—	—	—
Real estate—other	6	35	4	46	—
Consumer	95	134	103	130	112

Total recoveries	153	204	156	208	226

Net loans charged-off	1,529	1,588	1,994	2,539	3,544

Allowance balance, end of year	$8,527	8,431	7,619	7,463	6,402

Average loans (1)	$895,062	828,545	725,555	659,683	577,949
Ending loans (1)	945,913	866,181	773,254	693,213	625,542
Net loans charged-offs to average loans (1)	0.17%	0.19	0.27	0.38	0.61
Allowance for loan losses to ending loans (1)	0.90	0.97	0.99	1.08	1.02

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Earnings Review—Provision for Loan Losses contained herein for discussion regarding the decrease in the provision for loan losses from fiscal year 2005 to fiscal year 2006.

Total net loans charged-off totaled $1.5 million in fiscal year 2006 down from $1.6 million in fiscal year 2005. When comparing net loans charged-off during fiscal year 2005 and fiscal year 2006, declines were experienced in all portfolios with the exception of the portfolio secured by commercial and industrial collateral. Although management attributes the decline in net loans charged-off to the careful management of the Company’s loan portfolio, management believes that the increase in net loans charged-off within the portfolio secured by commercial and industrial collateral was caused by risk factors as explained in See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans.

The level of the Allowance during fiscal year 2006 was also impacted by growth within the loan portfolio during the period.

Management believes that the declining trend of the Allowance to ending loans results from several factors including, but not limited to, management’s conservative philosophy regarding its lending mix which impacts risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk that other types of lending, all of which impact Allowance allocations.

Based on the current economic environment and other factors that impact the assessment of the Company’s Allowance as discussed above, management believes that the Allowance at December 31, 2006 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans contained herein for discussion regarding factors inherent in the loan portfolio impacting management’s December 31, 2006 assessment of the Allowance. However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits

Retail deposit accounts have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets targets for growth in traditional deposit accounts annually in an effort to cross sell and increase the number of products per banking relationship. During the year ended December 31, 2006, the Company emphasized the growth of traditional deposit accounts through internal and external referral programs and targeted promotions.

The Company offers a number of traditional deposit accounts including noninterest-bearing checking, interest-bearing checking, savings, money market, individual retirement accounts (“IRAs”) and certificate of deposit accounts. The Company’s deposits are obtained primarily from residents within its market area.

The Company experiences fluctuations in deposit flows because of the influence of general interest rates, market conditions, and competitive factors. The Asset—Liability Committee meets weekly and makes changes to the mix, maturity, and pricing of assets and liabilities in an effort to minimize the impact on operations from such external conditions. Deposits are attractive sources of funding because of their stability and generally low cost, as compared to other funding sources, and their ability to provide fee income through service charges and cross sales of other services.

The Company provides customers with access to their funds using the convenience of an ATM network that incorporates regional and national ATM networks. At December 31, 2006, the Bank had 38 ATM locations (including eight at nonbanking offices) and five limited service banking offices located in various Upstate retirement centers. The Company also provides account access through its Internet and telephone banking products and attracts deposit customers by offering a variety of services and accounts, competitive interest rates, and conveniences such as extended banking office hours, both early and late, all-day deposit credit, and Saturday banking hours. In addition, the Company uses traditional marketing techniques, such as direct mailings and advertising, to attract new customers. Management believes the Company enjoys an excellent reputation for providing products and services that meet the needs of all of the Company’s market segments. For example, Seniority Club members benefit from a number of advantageous programs.

The following table summarizes the Company’s deposit composition at the dates indicated (dollars in thousands).

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Noninterest-bearing transaction deposit accounts	$133,623	13.4%	131,157	14.5	124,489	15.0	115,982	15.0	114,573	15.9
Interest-bearing transaction deposit accounts	313,613	31.6	220,472	24.4	185,072	22.4	172,766	22.4	156,665	21.7

Transaction deposit accounts	447,236	45.0	351,629	38.9	309,561	37.4	288,748	37.4	271,238	37.6

Money market deposit accounts	124,874	12.6	111,380	12.3	95,608	11.6	85,077	11.0	79,553	11.0
Savings deposit accounts	41,887	4.2	45,360	5.0	44,972	5.4	41,974	5.5	37,807	5.2
Time deposit accounts	379,584	38.2	395,014	43.8	377,306	45.6	355,949	46.1	333,393	46.2

Total traditional deposit accounts	$993,581	100.0%	903,383	100.0	827,447	100.0	771,748	100.0	721,991	100.0

Total traditional deposit accounts increased $90.2 million from December 31, 2005 to December 31, 2006, up from growth of $75.9 million from December 31, 2004 to December 31, 2005.

Core traditional deposit accounts, which include checking, money market, and savings accounts, grew by $105.6 million during fiscal year 2006, or 20.8%. Such accounts grew by $58.2 million, or 12.9%, during fiscal year 2005. The increase in core traditional deposit accounts during both of these periods was primarily a result of the Company’s continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company’s reputation in the communities served. Additionally, the Company has made efforts to enhance its deposit mix by working to attract lower cost deposit accounts. The Company believes that the growth in core traditional deposit accounts from fiscal year 2005 to fiscal year 2006 was enhanced by the introduction, continuation, and enhancement of programs and promotions, such as the Seniority Club checking product, a health savings account product, and new business investment money market account, as well as by branch opening promotions and the Bank’s new customer referral program.

In addition, the Company believes that some of the growth within core traditional deposit accounts resulted from additional marketing efforts geared toward the Bank’s existing Palmetto Index Account which has become more attractive to customers as rates have risen since 2004 as well as growth in health savings accounts which was introduced during the fourth quarter of 2005 to help individuals save for future qualified medical and retiree health expenses on a tax-free basis in an effort to address the underlying problem of the affordability of health care coverage.

The Company introduced its Health Savings transaction deposit account during the fourth quarter of 2005. This product was designed to assist customers and their families with the payment or reimbursement of qualified medical expenses. Contributions, although limited, and distributions to and from this account are tax-free provided they such are used for qualified medical expenses.

Contributing to the growth in money market deposit accounts during 2006 was a deposit of approximately $14 million from one entity and an increase in money market funds by the Bank’s trust department of approximately $6 million during the period, offset somewhat by cash outflows during 2006.

Time deposit accounts decreased by $15.4 million, or 3.9% during fiscal year 2006 compared with growth of $17.7 million, or 4.7% during fiscal year 2005. 36-month Step Up certificate of deposit promotions were offered during the fiscal years ending December 31, 2002, 2003, and 2004. Promotional certificate of deposit accounts offered during 2003 matured during 2006. The Bank offered several specifically targeted programs, as described below, in an effort to retain maturing funds and successfully retained a large portion of these maturing funds. The decline in time deposit accounts during this period is due in large part to the funds that the Bank was unable to retain and the maturing funds that were reinvested by customers into difference Bank deposit products.

•

36-month Step Up certificate of deposit promotions were offered during the fiscal years ending December 31, 2002, 2003, and 2004. Certificate of deposit accounts generated through the 2004 promotion are scheduled to mature during 2007.

•	15 month certificate of deposit accounts offered by the Bank during December 2005 are scheduled to mature during 2007.

•

15 month certificate of deposit accounts offered by the Bank in conjunction with the opening of the new Boiling Springs banking office during the second half of 2006 are scheduled to mature during 2007.

•

13 month certificate of deposit accounts offered by the Bank during June and July 2006 in an effort to retain maturing funds at the Easley banking office opened in 2005 are scheduled to mature during 2007.

•

13 month certificate of deposit accounts offered by the Bank during July, August, and September 2006 in an effort to retain maturing funds at the Travelers Rest banking office are scheduled to mature during 2007. Additionally, 12 month certificate of deposit accounts offered by the Bank during June 2006 at this banking office in an effort to stimulate new deposit account growth are scheduled to mature during 2007.

•

12 month certificate of deposit accounts offered by the Bank during July, August, and September 2006 in an effort to retain maturing funds at the Easley and Travelers Rest banking offices are scheduled to mature during 2007.

The table set forth below summarizes the Company’s weighted average deposit costs for the periods indicated.

	For the year ended December 31, 2006	For the year ended December 31, 2005
Average cost of core deposit accounts	2.20%	0.94
Average cost of time deposit accounts	3.98	2.99
Average cost of total traditional deposit accounts	3.04	1.98

The table set forth below summarizes the Company’s interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the year ended December 31,
	2006	2005	2004
Transaction deposit accounts	$5,424	1,430	426
Money market deposit accounts	3,979	1,809	559
Savings deposit accounts	147	143	133
Time deposit accounts	15,430	11,010	9,071

Total interest expense on deposit accounts	$24,980	14,392	10,189

Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2005 to December 31, 2006. At December 31, 2006, traditional deposit accounts as a percentage of liabilities were 94.4% compared with 91.6% at December 31, 2005. The percentage of funding provided by traditional deposit accounts increased during 2006, and accordingly, the Company has not had to rely as heavily on alternative funding sources from which to fund a portion of loan demand.

Jumbo Certificates of Deposits. The Company does not rely significantly on large denomination certificate of deposit accounts. Such accounts totaled 12.3% and 12.5% of total liabilities at December 31, 2006 and December 31, 2005, respectively. The following table summarizes the Company’s jumbo certificate of deposit accounts by time remaining until contractual maturity at December 31, 2006 (in thousands). Jumbo certificate of deposit accounts include those accounts with year-end balances totaling $100,000 or greater.

Three months or less	$32,122
Over three months through six months	33,788
Over six months through twelve months	35,987

Twelve months or less	101,897
Over twelve months	27,285

Total jumbo certificate of deposit accounts	$129,182

Total jumbo certificate of deposit accounts totaled $123.0 million at December 31, 2005. Although total jumbo certificate of deposit accounts experienced little change from December 31, 2005 to December 31,2006, a shift was experienced with regard to the maturity of such certificate of deposit accounts. At December 31, 2005, 53.0% of jumbo certificate of deposit accounts were to mature within twelve months. At December 31, 2006, 78.9% of jumbo certificate of deposit accounts were to mature within twelve months. Specifically targeted programs offered by the Bank to stimulate new deposit account growth and to retain existing but maturing funds, as previously discussed, contributed to the increase in the “twelve months or less” category. Although all of the deposits generated by these promotions are not “jumbo” in size, the deposits that do fall into the “jumbo” category impact the maturities noted above.

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

Borrowings decreased $24.1 million at the end of 2006 when compared with the end of 2005. Borrowings as a percentage of total liabilities were approximately 4.9% and 7.7% at the end of fiscal year 2006 and fiscal year 2005, respectively. The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	December 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$14,427	28.1%	16,728	22.1
Commercial paper	20,988	40.8	17,915	23.7
Federal funds purchased	6,000	11.7	1,000	1.3
FHLB borrowings—short—term	—	—	16,900	22.4
FHLB borrowings—long—term	10,000	19.4	23,000	30.5

Total borrowings	$51,415	100.0%	75,543	100.0

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

Qualifying collateral to be pledged to secure advances from the FHLB may include qualifying securities, loans, deposits, and stock of the FHLB owned by the Company. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures. At December 31, 2006, of its approximately $103 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed and employed $79.0 million in a letter of credit. FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company’s available credit based on qualifying loans to serve as collateral. The Company uses the FHLB letter of credit for collateralization of public deposits.

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

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. Management was not aware of any circumstances at December 31, 2006 that would require prepayment of any of the Company’s FHLB advances.

The following table summarizes short-term borrowing information at and for the years indicated (dollars in thousands).

	At and for the year ended December 31,
	2006	2005	2004
Retail repurchase agreements
Amount outstanding at year-end	$14,427	16,728	16,397
Average amount outstanding during year	17,639	20,690	20,215
Maximum amount outstanding at any month-end	23,344	20,981	22,308
Rate paid at year-end*	3.63%	2.63	0.73
Weighted average rate paid during the year	4.14	2.38	0.61

Securities sold under agreements to repurchase
Amount outstanding at year-end	$—	—	—
Average amount outstanding during year	—	—	2,508
Maximum amount outstanding at any month-end	—	—	38,220
Rate paid at year-end	—%	—	—
Weighted average rate paid during the year	—	—	1.28

Commercial paper
Amount outstanding at year-end	$20,988	17,915	17,051
Average amount outstanding during year	21,009	18,833	16,447
Maximum amount outstanding at any month-end	25,720	21,877	18,310
Rate paid at year-end*	3.81%	2.81	0.85
Weighted average rate paid during the year	4.13	2.33	0.75

Federal funds purchased
Amount outstanding at year-end	$6,000	1,000	—
Average amount outstanding during year	847	4,098	4,643
Maximum amount outstanding at any month-end	6,000	13,320	17,850
Rate paid at year-end	5.50%	4.37	—
Weighted average rate paid during the year	5.19	2.71	1.51

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

The following table summarizes the Company’s borrowings from the FHLB at December 31, 2006 (dollars in thousands). The Company’s long-term FHLB advance does not have embedded call options.

Long-term
Borrowing balance outstanding	$10,000
Interest rate	3.85
Maturity date	6/14/2007

The following table summarizes short-term borrowing information at and for the years indicated (dollars in thousands).

	At and for the year ended December 31,
	2006	2005	2004
Short-term FHLB borrowings
Amount outstanding at year-end	$—	16,900	16,000
Average amount outstanding during year	2,140	26,745	4,990
Maximum amount outstanding at any month-end	10,900	51,400	24,500
Rate paid at year-end	—%	4.44	2.44
Weighted average rate paid during the year	4.63	3.59	2.08

Long-term FHLB borrowings
Amount outstanding at year-end	$10,000	23,000	30,000
Average amount outstanding during year	15,841	26,145	16,475
Maximum amount outstanding at any month-end	23,000	30,000	30,000
Rate paid at year-end	3.85%	3.52	3.24
Weighted average rate paid during the year	3.64	3.38	3.25

Rates paid for the year ended December 31, 2006 increased from those paid for the year ended December 31, 2005. The primary reason for the changes in the yields paid on interest-bearing liabilities has been the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves. The increases in the Company’s borrowings costs from the year ended December 31, 2005 to the year ended December 31, 2006 is attributed to these increasing rate trends.

See Item 8.    Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to FHLB borrowings and Item 8. Financial Statements and Supplementary Data, Note 10 and Note 11 also contained herein for further discussion regarding the Company’s borrowings.

Capital Resources

Average shareholders’ equity was $95.1 million for the year ended December 31, 2006, or 8.5% of average assets. Average shareholders’ equity was $85.8 million for the year ended December 31, 2005, or 8.2% of average assets.

Total shareholders’ equity increased from $88.9 million at December 31, 2005 to $100.4 million at December 31, 2006. The Company’s capital ratio of total shareholders’ equity to total assets was 8.7% at December 31, 2005 compared with 8.3% at December 31, 2005. During 2006, shareholders’ equity was increased through the retention of net income, stock option activity, compensation expense related to stock options granted and a slight increase in accumulated other comprehensive income. These increases were offset by an increase in cash dividends when comparing the year ended December 31, 2006 with the year ended December 31, 2005. See Item 8.    Financial Statements and Supplementary Data, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained herein for further discussion regarding the changes in stockholders’ equity during the years presented.

The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital. At December 31, 2006 and 2005, the Company and the Bank were each categorized as well capitalized under the regulatory framework for prompt corrective regulatory action.

See Item 1.    Business—Supervision and Regulation and Item 8. Financial Statements and Supplementary Data, Note 19 all contained herein for further discussion regarding the Bank’s and the Company’s capital regulatory requirements. At December 31, 2006, there were no conditions or events of which management was aware that would materially change the Company’s or the Bank’s status.

During fiscal year 2006, the Company’s cash dividend payout ratio was 30.45% compared with a payout ratio of 30.27% in 2005. Cash dividends per common share in 2006 totaled $0.73, an increase of 10.6% over dividends per common share in 2005 of $0.66. The amount of the dividends declared is dependent upon the Company’s earnings, financial condition, capital position, and such other factors the Board deems relevant. South Carolina regulations restrict the amount of dividends that the Bank can pay to the holding company and may require prior approval before declaration and payment of any excess dividend.

See Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Palmetto Bancshares, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders. During 2006, the Bank began an expansion of its Greenwood county Montague banking office. Construction on this office is anticipated to be completed during the first quarter of 2007. Additionally, during February 2007, the Bank purchased real estate in Anderson County and plans to relocate its existing Pendleton banking office to that site. The Company is currently considering land options with regard to its anticipated Greer banking office relocation.

In conjunction with the Company’s 100th anniversary celebration on September 21st, the Company announced its plan to relocate its corporate headquarters to downtown Greenville in 2008. Tentative plans project construction of the new leased facility to begin in 2007 with a projected completion date in 2008. Management is currently in negotiations of a build-to-suit ground and building lease with the property owner. The 42,000 square foot, classical bank design will be located at the corner of East North and Church Streets. Additionally, the Company anticipates that furniture and equipment for the new corporate headquarters facility will cost the Company an estimated $2.0 million.

During the construction of its new corporate headquarters, the Company will temporarily move its East North Street banking office to a building owned by the Company located directly next to the permanent building site at 105 North Church Street. The Company anticipates that it will incur costs of approximately $350 thousand to upfit the building, and lease various banking office equipment, additional office spaces, and employee parking.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2006, 2005 and 2004, the Company had not used any derivatives to alter its interest rate risk profile. The Company’s financial instruments include loans, federal funds sold, FHLB stock, investment securities, deposits, and borrowings. At December 31, 2006, the Company’s interest-sensitive assets totaled approximately $1.0 billion while interest-sensitive liabilities totaled approximately $879.5 million. At December 31, 2005, the Company’s interest-sensitive assets totaled approximately $977.7 million while interest-sensitive liabilities totaled approximately $822.5 million.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the year ended December 31, 2006 was 7.33% and 3.10%, respectively, compared to 6.42% and 2.10%, respectively, for the year ended December 31, 2005. The increase in the yield on interest-sensitive assets and the cost of interest-sensitive liabilities resulted from the rising interest rate environment.

The Company evaluated the results of its net interest income simulation prepared as of December 31, 2006 for interest rate risk management purposes. Overall, the model results indicate that the Company’s interest rate risk sensitivity is within limits set by the Company’s guidelines and the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

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

As of December 31, 2006, the following table summarizes forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Adjusted net interest income	Percentage change from base	Net interest margin	Net interest margin change (in basis points)
Up 200 basis points	$49,776	(7.57)%	4.51%	(0.37)
Up 100 basis points	51,834	(3.75)	4.70	(0.18)
BASE CASE	53,854	—	4.88	—
Down 100 basis points	55,602	3.25	5.04	0.16
Down 200 basis points	57,250	6.31	5.19	0.31

The simulation results as of December 31, 2006 indicate the Company’s interest rate risk position was liability sensitive as the simulated impact of an downward movement in interest rates of 100 basis points would result in a 3.25% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 3.75% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 16 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 18 basis point decrease in net interest margin. The projected negative impact on the Company’s net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset – Liability Committee’s policy.

Liquidity

General

The term liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its operating needs. Management determines the desired level of liquidity for the Company in conjunction with the Company’s Asset-Liability Committee. Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Bank through customers’ deposits, borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. Approximately 62% of the investment securities portfolio was pledged to secure public deposits as of December 31, 2006 as compared with 83% at December 31, 2005. Of the Company’s $116.6 million available for sale investment securities balance at December 31, $44.7 million was available as a liquidity source. The decline in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as noted below with regard to the FHLB line of credit. Management believes that cash flows from investments, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for 2007.

In managing its liquidity needs, the Company focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet its needs. The following table summarizes future contractual obligations as of December 31, 2006 (in thousands). The table does not include estimated 2007 funding of the pension and other postretirement benefits plans. See Item 8. Financial Statements and Supplementary Data, Note 13 contained herein for further discussion regarding the Company’s postretirement benefits. The table does not include payments required for interest and income taxes. See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows contained herein for further discussion regarding interest and income taxes paid during 2006.

	Contractual Obligations Payments Due by Period December 31, 2006
	Within one year	Over one to two years	Over two to three years	Over three to five years	Over five years	Total
Time deposits	$300,776	56,133	18,065	4,309	301	379,584
Federal funds purchased	6,000	—	—	—	—	6,000
FHLB borrowings—long—term	10,000	—	—	—	—	10,000
Real property operating leases	743	614	467	345	31	2,200

Total future contractual obligations	$317,519	56,747	18,532	4,654	332	397,784

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. Competition for deposits is intense in the markets served by the Company. However, the Company has been able to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company’s reputation in the communities served. The Company maximizes its liquidity provided through acquiring new deposits through the Bank’s established branch network and placing less reliance on borrowings. The Company believes its deposit base is diversified with no one deposit or type of customer accounting for a significant portion of the portfolio. Liquidity needs are a factor in developing deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

Each of the Company’s sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, additional funding sources have been arranged through federal funds lines at correspondent banks, through the Federal Reserve Discount Window, and through the FHLB. FHLB borrowings are an alternative to other funding sources with similar maturities. At December 31, 2006, of its approximately $103 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $79.0 million in a letter of credit used to secure public deposits as required or permitted by law. At December 31, 2006, the Company had additional funding sources totaling $34 million that were accessible at the Company’s option.

The Bank enters into agreements, in the normal course of business, to extend credit to meet the financial needs of its customers. See Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements for further discussion regarding such agreements. Increased demand for funds under these agreements would reduce the Company’s available liquidity and could require additional sources of liquidity.

As discussed above in Capital Resources, the Company will relocate its corporate headquarters to downtown Greenville in 2008. Management is currently in negotiations of a build-to-suit ground and building lease for the new corporate headquarters. As such, the real property operating lease obligations in the preceding table include the Company’s obligations under its current lease with regard to its East North Street banking office. No real property operating lease obligations related to the new corporate headquarters are included in the preceding table due to the fact that the Company is currently in negotiations with regards to such obligations.

Additionally, real property operating lease obligations summarized in the preceding table are net of payments to be received under a sublease agreement with a third party with regard to the Company’s previous Blackstock Road banking office location.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings for further discussion regarding the Company’s borrowings, Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to FHLB borrowings, and Note 10 and Note 11 also contained herein for further discussion regarding the Company’s borrowings.

See Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Cash Flow contained herein to review factors that impacted liquidity during the years presented.

Borrowings

The Company utilizes both short-term and long-term borrowing to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Retail repurchase agreements, commercial paper, federal funds purchased, and FHLB borrowings serve as the Company’s primary sources of such funds. Typically, the Company’s retail repurchase agreements, commercial paper, federal funds purchased, and short-term FHLB borrowings represent overnight borrowings that mature daily. As such, these borrowings are not included in the contractual obligations table previously presented.

Of the $23.0 million in long-term FHLB borrowings outstanding at December 31, 2005, $13.0 million matured during June 2006 leaving a remaining balance of $10.0 million in long-term borrowings with the FHLB at December 31, 2006. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Borrowings for further discussion regarding the Company’s long-tem borrowings, Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to FHLB borrowings, and Note 10 also contained herein for further discussion regarding the Company’s FHLB borrowings.

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

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s financial condition or results of operations. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, costs beyond 2007 cannot be reasonably estimated at this time.

Also during the first quarter of 2006, the Bank entered into a one-year lease agreement with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office opened in 2006.

Capital Expenditures

Although the Company expects to make capital expenditures during 2007, such requests and resulting approvals are reviewed by management on an “as requested” basis. As such, the Company does not have a current estimate of capital expenditures that it will make during 2007.

Lending Commitments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Item 8. Financial Statements and Supplementary Data, Note 15 and Note 16 all contained herein for further discussion regarding the potential impact the Company’s lending commitments could have on liquidity at December 31, 2006.

Palmetto Bancshares

The holding company conducts its business through its banking subsidiary by offering commercial paper as an alternative investment tool for its commercial customers (master note program). Commercial paper is only issued in conjunction with the automated sweep account customer agreement on deposit accounts at the Bank level. At December 31, 2006, the holding company had $21.0 million in commercial paper compared with a balance of $17.9 million and $17.1 million at December 31, 2005 and 2004, respectively. The table set forth below summarizes the Company’s weighted average borrowing costs with respect to commercial paper for the periods indicated.

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Commercial paper	4.13%	2.33	0.75

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

See Item 1. Business—Dividends, Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, and Item 8. Financial Statements and Supplementary Data, Note 18 and Note 19 all contained herein for further discussion regarding common stock dividend payment determination and restrictions.

Other

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing. At December 31, 2006, the Bank had exposure, and reserved for in Other Noninterest Expense in the Consolidated Statements of Income, of approximately $174 thousand related to items uncollected at that date. At the time of this filing, the Bank had collected virtually all of these items. As such, this reserve was reversed during the first quarter of 2007.

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

The following table summarizes the Company’s contractual commitments to extend credit, by collateral type, at December 31, 2006 (in thousands).

Commercial and industrial	$32,377

Real estate—1 - 4 family	81,571
Real estate—construction	9,232
Real estate—other	83,850

Total contractual commitments secured by real estate	174,653

Bankcards	39,756
Others	19,025

Total contractual commitments	$265,811

See Item 8. Financial Statements and Supplementary Data, Note 15 contained herein for further discussion regarding the Company’s lending commitments.

Guarantees

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are typically for one year or less. The Company applies the same credit standards used in the lending process when extending these The Company evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. At December 31, 2006, the Company recorded no reserve for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 was $8.3 million compared with $2.2 million at December 31, 2005. The increase in standby letters of credit during 2006 was related primarily to three letters of credit issued to support large development loans. Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market value of such guarantees was material at December 31, 2006.

See Item 8. Financial Statements and Supplementary Data, Note 15 contained herein for further discussion regarding the Company’s guarantees.

Other Off-Balance Sheet Arrangements

At December 31, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

At December 31, 2006, of its approximately $103 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed and employed $79.0 million in a letter of credit. FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company’s available credit based on qualifying loans to serve as collateral. The Company uses the FHLB letter of credit for collateralization of public deposits.

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

At December 31, 2006, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

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

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $3.8 million at December 31, 2006. The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at December 31, 2006.

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

Earnings Review

Overview

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Item 8 of this Annual Report on Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except common and per share data)

	For the year ended December 31,			Dollar variance	Percent variance
	2006	2005	2004
Interest income
Interest and fees on loans	$70,339	57,380	46,228	12,959	22.6%
Interest on investment securities available for sale	4,852	4,987	4,668	(135)	(2.7)
Interest on federal funds sold	1,071	251	57	820	326.7
Dividends on FHLB stock	184	165	76	19	11.5

Total interest income	76,446	62,783	51,029	13,663	21.8
Interest expense
Interest on deposits	24,980	14,392	10,189	10,588	73.6
Interest on retail repurchase agreements	731	493	123	238	48.3
Interest on securities sold under agreements to repurchase	—	—	32	—	—
Interest on commercial paper	867	439	124	428	97.5
Interest on federal funds purchased	44	111	70	(67)	(60.4)
Interest on FHLB borrowings—short-term	99	960	103	(861)	(89.7)
Interest on FHLB borrowings—long-term	576	884	536	(308)	(34.8)

Total interest expense	27,297	17,279	11,177	10,018	58.0

Net interest income	49,149	45,504	39,852	3,645	8.0
Provision for loan losses	1,625	2,400	2,150	(775)	(32.3)

Net interest income after provision for loan losses	47,524	43,104	37,702	4,420	10.3

Noninterest income
Service charges on deposit accounts	8,086	8,045	8,348	41	0.5
Fees for trust and brokerage services	3,231	2,856	2,979	375	13.1
Mortgage-banking income	1,168	1,271	776	(103)	(8.1)
Investment securities gains	34	82	90	(48)	(58.5)
Other	3,995	3,148	2,664	847	26.9

Total noninterest income	16,514	15,402	14,857	1,112	7.2
Noninterest expense
Salaries and other personnel	23,591	21,890	19,666	1,701	7.8
Occupancy	1,537	1,428	1,353	109	7.6
Furniture and equipment	1,873	1,630	1,496	243	14.9
Premises and equipment leases and rentals	1,332	1,212	1,162	120	9.9
Premises and equipment depreciation	2,033	2,003	1,871	30	1.5
Marketing	1,436	1,118	1,085	318	28.4
Amortization of core deposit intangibles	48	144	144	(96)	(66.7)
Other	8,985	8,359	8,102	626	7.5

Total noninterest expense	40,835	37,784	34,879	3,051	8.1

Net income before provision for income taxes	23,203	20,722	17,680	2,481	12.0
Provision for income taxes	7,962	6,942	5,569	1,020	14.7

Net income	$15,241	13,780	12,111	1,461	10.6%

Common and per Share Data
Net Income—basic	$2.40	2.18	1.93	0.22	10.1%
Net Income—diluted	2.37	2.15	1.90	0.22	10.2
Cash dividends	0.73	0.66	0.58	0.07	10.6
Book value	15.76	14.05	12.82	1.71	12.2

Weighted average common shares outstanding—basic	6,353,752	6,317,110	6,272,594
Weighted average common shares outstanding—diluted	6,421,742	6,417,358	6,378,787

Net interest margin for the year ended December 31, 2006 was 4.72% compared with 4.65% and 4.57% for the years ended December 31, 2005 and 2004, respectively. Average interest-earning assets increased $64.6 million, or 6.6% during fiscal year 2006.

Earnings resulted in a return on average shareholders’ equity of 16.03%, 16.06% and 15.82% for the years ended December 31, 2006, 2005, and 2004, respectively. Return on average assets was 1.37%, 1.32%, and 1.30% for the same periods.

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

The following table summarizes the Company’s average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company’s yield on interest-earning assets and cost of interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities. The following table does not include a tax-equivalent adjustment to net interest income adjusting the yield for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the years ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$898,028	$70,339	7.83%	$833,353	$57,380	6.89%	$730,430	$46,228	6.33%
Investment securities available for sale, nontaxable (2)	53,682	1,936	3.61	61,214	2,263	3.70	63,920	2,372	3.71
Investment securities available for sale, taxable (2)	66,713	2,916	4.37	71,495	2,724	3.81	70,934	2,296	3.24
Federal funds sold	20,935	1,071	5.12	7,218	251	3.48	4,791	57	1.19
FHLB stock	2,931	184	6.28	4,399	165	3.75	2,178	76	3.49

Total interest-earning assets	1,042,289	76,446	7.33	977,679	62,783	6.42	872,253	51,029	5.85

Noninterest-earning assets
Cash and due from banks	35,566			31,943			26,163
Allowance for loan losses	(8,681)			(8,012)			(7,830)
Premises and equipment, net	23,767			22,498			22,190
Goodwill	3,688			3,688			3,688
Other intangible assets	151			250			394
Accrued interest receivable	5,434			4,543			3,920
Other	12,339			11,308			11,894

Total noninterest-earning assets	72,264			66,218			60,419

Total assets	$1,114,553			$1,043,897			$932,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$388,872	$9,403	2.42%	$309,871	$3,239	1.05%	$264,505	$985	0.37%
Savings deposit accounts	45,239	147	0.32	48,158	143	0.30	46,511	133	0.29
Time deposit accounts	387,939	15,430	3.98	367,918	11,010	2.99	354,095	9,071	2.56

Total interest-bearing deposits	822,050	24,980	3.04	725,947	14,392	1.98	665,111	10,189	1.53

Retail repurchase agreements	17,639	731	4.14	20,690	493	2.38	20,215	123	0.61
Securities sold under agreements to repurchase	—	—	—	—	—	—	2,508	32	1.28
Commercial paper (Master notes)	21,009	867	4.13	18,833	439	2.33	16,447	124	0.75
Federal funds purchased	847	44	5.19	4,098	111	2.71	4,643	70	1.51
FHLB borrowings—short-term	2,140	99	4.63	26,745	960	3.59	4,990	103	2.06
FHLB borrowings—long-term	15,841	576	3.64	26,145	884	3.38	16,475	536	3.25

Total interest-bearing liabilities	879,526	27,297	3.10	822,458	17,279	2.10	730,389	11,177	1.53

Noninterest-bearing liabilities
Noninterest-bearing deposits	133,215			130,165			121,291
Accrued interest payable	2,248			1,441			1,057
Other	4,487			4,043			3,369

Total noninterest-bearing liabilities	139,950			135,649			125,717

Total liabilities	1,019,476			958,107			856,106
Shareholders’ equity	95,077			85,790			76,566

Total liabilities and shareholders’ equity	$1,114,553			$1,043,897			$932,672

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$49,149	4.72%		$45,504	4.65%		$39,852	4.57%

(1)	Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Net interest income for the year ended December 31, 2006 increased $3.6 million, or 8.0%, to $49.1 million from $45.5 million for the year ended December 31, 2005. During fiscal year 2006, the Company experienced increases in average yields on interest-earning assets consistent with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 91 basis points to 7.33% for the year ended December 31, 2006 from 6.42% for the year ended December 31, 2005. The average cost of interest-bearing liabilities increased 100 basis points to 3.10% for the year ended December 31, 2006 from 2.10% for the year ended December 31, 2005. Net interest income for the year ended December 31, 2004 was $39.9 million, and the net yield on interest-earning assets was 5.85%. The net cost of interest-bearing liabilities was 1.53% for the year ended December 31, 2004. Average interest-earning assets increased $64.6 million in fiscal year 2006, primarily within the loan portfolio, while interest-bearing liabilities increased $57.1 million. Rates earned and paid for the year ended December 31, 2006 increased from those for the year ended December 31, 2005 primarily due to the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the year ended December 31, 2006 to the year ended December 31, 2005 (in thousands). The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the year ended December 31, 2006 compared with the year ended December 31, 2005
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$4,674	8,285	12,959
Investment securities available for sale	(616)	481	(135)
Federal funds sold	657	163	820
FHLB stock	(19)	38	19

Total interest-earning assets	$4,696	8,967	13,663
Interest-bearing liabilities
Interest-bearing deposits	$2,107	8,481	10,588
Retail repurchase agreements	(59)	297	238
Commercial paper	56	372	428
Federal funds purchased	427	(494)	(67)
FHLB borrowings—short-term	(1,255)	394	(861)
FHLB borrowings—long-term	(381)	73	(308)

Total interest-bearing liabilities	$895	9,123	10,018

NET INTEREST INCOME	$3,801	(156)	3,645

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period in order to maintain the Allowance at an adequate level defined by the Company’s Allowance model. The provision for loan losses is adjusted each month to allow for loans charged-offs, recoveries, and other factors that impact management’s assessment of the adequacy of the Allowance.

The following table summarizes the Company’s provision for loan losses and experienced net loans charged-offs for the periods indicated (dollars in thousands).

	December 31,
	2006	2005	2004
Provision for loan losses	$1,625	2,400	2,150
Net loans charged-off	1,529	1,588	1,994
Net loans charged-off to average loans (1)	0.17%	0.19	0.27

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

The provision for loan losses decreased in 2006 due primarily to lower incurred and expected losses within the loan portfolio, particularly within the loans secured by real estate segment of the portfolio.

In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, if any, management may consider, though not intended to be an all-inclusive list, historical loss experience and change in the size and mix of the overall portfolio composition, specific allocations based on probable losses identified during the review of the portfolio, delinquency trends in the portfolio and the composition of nonperforming loans, including the percent of nonperforming loans with supplemental mortgage insurance or secured by real estate, and subjective factors, including local and general economic business factors and trends, industry and interest rate trends, new lending products, changes in underwriting criteria, and portfolio concentrations.

The following table summarizes the Company’s allowance for loan losses and selected percentages for the periods indicated (dollars in thousands).

	December 31,
	2006		2005
Allowance for loan losses	$8,527		8,431
Allowance as a percentage of loans (1)	0.90%		0.97
Nonaccrual loans as a percentage of loans (1)	0.74%		1.14
Allowance to nonaccrual loans	1.2	x	0.9
Classified assets as a percentage of loans (1)	1.80%		2.47
Allowance to classified assets	0.5	x	0.4

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses contained herein for further discussion regarding net loans charged-off during the periods noted. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans contained herein for further discussion regarding the growth in the loan portfolio during fiscal year 2006. Also, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans and Allowance for Loan Losses and Item 8. Financial Statements and Supplementary Data, Note 1 and Note 4 all contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2006 increased $1.1 million, or 7.2%, to $16.5 million from $15.4 million in the year ended December 31, 2005. Noninterest income for the year ended December 31, 2004 was $14.9 million.

The increase in noninterest income during the year ended December 31, 2006 over the year ended 2005 resulted primarily from decreases in mortgage-banking income, partially offset by increases in fees for trust and brokerage accounts and other noninterest income.

The Company sells most of its residential mortgage loans it originates in the secondary market with servicing rights retained. At December 31, 2006, the mortgage-servicing rights portfolio for loans sold had an aggregate principal balance of $325.1 million compared with $304.2 million at December 31, 2005. Mortgage-banking income decreased $103 thousand, or 8.1%, during the year ended December 31, 2006 over the year ended December 31, 2005. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	December 31,
	2006	2005	2004
Mortgage-servicing fees	$784	716	675
Gain on sale of loans	772	968	616
Mortgage-serciving right amortization, impairment, and recoveries	(604)	(620)	(700)
Other mortgage-banking income	216	207	185

Total mortgage-banking income	$1,168	1,271	776

The increase in mortgage-servicing fees correlates to the increase in mortgage loans serviced for others.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company’s retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio. These transactions, as well as increases in mortgage loan sales in the normal course of business during 2005, contributed to increased gains on sale of loans. The Company engaged in no mortgage loan securitizations during 2006.

Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio continued to decline during 2006. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves. As interest rates have risen over this period, refinancing activity has slowed. As such, the component of mortgage-servicing rights amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) slowed as well thereby positively impacting the amortization, impairment, and recoveries within the Company’s mortgage-servicing rights portfolio.

Management anticipates that the volume of loan sales in 2007 will be relatively consistent with the level of sales during fiscal year 2006. The Company estimates the amortization of its mortgage-servicing rights portfolio recorded at December 31, 2006 will approximate $688 thousand during fiscal year 2007.

See Item 8. Financial Statements and Supplementary Data, Note 1 contained herein for further discussion regarding the Company’s significant accounting policies with regard to its general loan portfolio, mortgage-servicing rights portfolio, and transfer of financial assets transactions and Note 6 also contained herein for a further discussion regarding the Company’s mortgage-servicing rights portfolio.

Fees from trust and brokerage services include fees earned through the Bank’s subsidiary, Palmetto Capital and the Bank’s trust department. At December 31, 2005, assets under Palmetto Capital’s management totaled $151.2 million as compared with the assets under management at December 31, 2006 of $169.5 million. At December 31, 2005, assets under the trust department’s management totaled $281.2 million as compared with the assets under management at December 31, 2006 of $313.2 million. The increase in fees earned correlates to the level of assets under management. Levels of assets under management are a function of the flow of money into and out of the fund, as well as the change in market valuation.

Other noninterest income also increased during the year ended December 31, 2006 over the same period of 2005. This increase resulted from fluctuations in several accounts that in the aggregate resulted in an increase of $847 thousand.

Noninterest income for the year ended December 31, 2005 increased $545 thousand, or 3.7%, to $15.4 million from $14.9 million in the year ended December 31, 2004.

Noninterest income during the year ended December 31, 2005 over the year ended 2004 resulted from decreases in service changes on deposit accounts and fees for trust and brokerage accounts, partially offset by increases in mortgage-banking income and other noninterest income.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 52.2% of noninterest income during fiscal year 2005 compared with 56.2% of noninterest income during fiscal year 2004. Service charges on deposit accounts decreased $303 thousand, or 3.6% when comparing the same periods. Management believes that the decline in service charges on deposit accounts is primarily related to nonsufficient funds and overdraft service charge declines due to an increase in alternative transaction methods such as debit cards. This increased use of debit cards has decreased the Company’s service charge opportunities, since the merchant typically declines transactions that would otherwise result in overdrafts. The Company periodically monitors competitive fee schedules and examines alternative opportunities to ensure that the Company realizes the maximum contribution to earnings from this area.

At December 31, 2005, assets under Palmetto Capital’s management totaled $151.2 million as compared with the assets under management at December 31, 2004 of $145.4 million. At December 31, 2005, assets under the trust department’s management totaled $281.2 million as compared with the assets under management at December 31, 2004 of $263.8 million. Although managed assets increased over the periods noted, fees for trust and brokerage services declined slightly from fiscal year 2004 to fiscal year 2005 primarily as a result of declines in market value due to equity returns.

Other noninterest income also increased during the year ended December 31, 2005 over the same period of 2004. This increase resulted from fluctuations in several accounts that in the aggregate resulted in an increase of $484 thousand. The increase in noninterest income was attributed primarily to an increase in fees related to electronic payments.

Noninterest Expense

Noninterest expense for the year ended December 31, 2006 increased $3.1 million, or 8.1%, to $40.8 million from $37.8 million in the year ended December 31, 2005. Noninterest expense for the year ended December 31, 2004 totaled $34.9 million. The primary contributor to the increase from fiscal year 2005 to fiscal year 2006 was the increase in salaries and other personnel expense.

Comprising 57.8% of noninterest expense during fiscal year 2006 and 57.9% of noninterest expense during fiscal year 2005, salaries and other personnel expense increased by $1.7 million to $23.6 million in fiscal year 2006 from $21.9 million in fiscal year 2005. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers and the addition of new officer positions including those positions created in connection with the opening of the new Boiling Springs banking office during 2006. The Company also continued to experience increased medical insurance premiums during 2006 compared with 2005 due to the increasing number of employees as well as increased premiums. Medical insurance expense increased $322 thousand over these periods. Full time equivalent employees increased from 387 at December 31, 2005 to 400 at December 31, 2006.

The increase in salaries and other personnel expense during 2006 was also impacted by the Company’s adoption of the fair value recognition provisions of SFAS No. 123(R) on January 1, 2006. During 2006, the Company recognized compensation cost of $163 thousand with regard to all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Item 8. Financial Statements and Supplementary Data, Note 1 and Note 13 all contained herein for further discussion regarding the Company’s stock option plans.

Marketing and advertising expense increased $318 thousand during the year ended December 31, 2006 compared with the year ended December 31, 2005 primarily as a result of costs associated with the Company’s 100-year anniversary celebration as well as increased advertising with regard to the Bank’s mortgage and deposit products.

Noninterest expense for the year ended December 31, 2005 increased $2.9 million, or 8.3%, to $37.8 million from $34.9 million in the year ended December 31, 2004.

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

Several factors contributed to the increases in both furniture and equipment expense and furniture and equipment depreciation during fiscal year 2005 over fiscal year 2004 totaling $266 thousand in the aggregate. One factor contributing to the increase was the move of the Bank’s East Blackstock Road banking office in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina during the fourth quarter of 2005. Also contributing to these increases was the completion of the building of the Easley banking office during 2005 resulting in increased expense, including, but not limited to, depreciation. Additionally, in conjunction with the Emerging Issues Task Force’s (“EITF”) issuance of EITF 05-06, “Determining the Amortization Period for Leasehold Improvements” during June 2005, the Company reevaluated its leasehold improvements to ensure useful lives were limited to lease terms including renewals that are deemed to be reasonably assured. This evaluation resulted in additional depreciation expense with regard to leasehold improvements during fiscal year 2005. See Item 8. Financial Statements and Supplementary Data, Note 5 contained herein for further discussion regarding depreciation of the Company’s premises and equipment.

Other noninterest expense increased $257 thousand during fiscal year 2005 over fiscal year 2004. This increase was the result of changes in several accounts, none of which constituted material fluctuations.

Provision for Income Taxes

Income tax expense totaled $8.0 million for the year ended December 31, 2006, compared with $6.9 million for the year ended December 31, 2005, and $5.6 million for the year ended December 31, 2004. The Company’s effective tax rate was 34.3% in 2006, 33.5% in 2005, and 31.5% in 2004. The Company anticipates the effective income tax rate to increase to between 34% and 36% for 2007.

See Item 8. Financial Statements and Supplementary Data, Note 12 contained herein for further discussion regarding the Company’s income tax expense.

Accounting and Reporting Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This

Statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under

SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. The recognition and disclosure provisions of SFAS No. 158 differ for an employer that is an issuer of publicly traded equity securities (as defined by the Standard) and an employer that is not. As the Company does not meet the definition of an issuer of publicly traded equity securities (as defined by the Standard) for purposes of this Standard, the Company is not required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures until the end of the fiscal year ending after June 15, 2007 with the exception of the provisions for the measurement date which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its financial position, results of operations, and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company does not believe that SAB No. 108 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company’s business or are not expected to have a material impact on the Company’s financial position, results of operations and cash flows upon adoption.

Item7A. Quantitative	and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures Regarding Market Risk contained herein for discussion regarding the Company’s quantitative and qualitative disclosure about market risk.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2006.

Elliott Davis, LLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2006, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Their report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Annual Report on Form 10-K. Elliott Davis, LLC’s audit on management’s assessment of the effectiveness of the Company’s internal control over financial reporting was performed in accordance with standards of the Public Company Accounting Oversight Board (United States).

L. Leon Patterson	Paul W. Stringer
Chairman and Chief Executive Officer	President and Chief Operating Officer
(Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Palmetto Bancshares, Inc. and Subsidiary

Laurens, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Palmetto Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Palmetto Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Palmetto Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Greenville, South Carolina

March 7, 2007

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except common and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$43,084	36,978
Federal funds sold	3,582	998

Total cash and cash equivalents	46,666	37,976

Federal Home Loan Bank (“FHLB”) stock, at cost	2,599	3,786
Investment securities available for sale, at fair market value	116,567	125,988
(amortized cost of $117,696 and $127,461 thousand, respectively)
Mortgage loans held for sale	1,675	4,821

Loans	945,913	866,181
Less: allowance for loan losses	(8,527)	(8,431)

Loans, net	937,386	857,750

Premises and equipment, net	24,494	22,676
Goodwill	3,691	3,691
Other intangible assets	127	175
Accrued interest receivable	6,421	5,226
Other	13,510	12,926

Total assets	$1,153,136	1,075,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$133,623	131,157
Interest-bearing	859,958	772,226

Total deposits	993,581	903,383

Retail repurchase agreements	14,427	16,728
Commercial paper (Master notes)	20,988	17,915
Federal funds purchased	6,000	1,000
FHLB borrowings—short-term	—	16,900
FHLB borrowings—long-term	10,000	23,000
Accrued interest payable	1,584	1,275
Other	6,180	5,873

Total liabilities	1,052,760	986,074

Commitments and contingencies (Note 15)

Shareholders’ Equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,367,450 and 6,331,335 at December 31, 2006 and 2005, respectively	31,837	31,656
Capital surplus	1,102	659
Retained earnings	68,132	57,532
Accumulated other comprehensive loss, net of tax	(695)	(906)

Total shareholders’ equity	100,376	88,941

Total liabilities and shareholders’ equity	$1,153,136	1,075,015

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except common and per share data)

	For the year ended December 31,
	2006	2005	2004
Interest income
Interest and fees on loans	$70,339	57,380	46,228
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	1,963	834	291
State and municipal (nontaxable)	1,936	2,263	2,372
Mortgage-backed securities (taxable)	953	1,890	2,005
Interest on federal funds sold	1,071	251	57
Dividends on FHLB stock	184	165	76

Total interest income	76,446	62,783	51,029
Interest expense
Interest on deposits	24,980	14,392	10,189
Interest on retail repurchase agreements	731	493	123
Interest on securities sold under agreements to repurchase	—	—	32
Interest on commercial paper	867	439	124
Interest on federal funds purchased	44	111	70
Interest on FHLB borrowings—short-term	99	960	103
Interest on FHLB borrowings—long-term	576	884	536

Total interest expense	27,297	17,279	11,177

Net interest income	49,149	45,504	39,852
Provision for loan losses	1,625	2,400	2,150

Net interest income after provision for loan losses	47,524	43,104	37,702

Noninterest income
Service charges on deposit accounts	8,086	8,045	8,348
Fees for trust and brokerage services	3,231	2,856	2,979
Mortgage-banking income	1,168	1,271	776
Investment securities gains	34	82	90
Other	3,995	3,148	2,664

Total noninterest income	16,514	15,402	14,857

Noninterest expense
Salaries and other personnel	23,591	21,890	19,666
Occupancy	1,537	1,428	1,353
Furniture and equipment	1,873	1,630	1,496
Premises and equipment leases and rentals	1,332	1,212	1,162
Premises and equipment depreciation	2,033	2,003	1,871
Marketing	1,436	1,118	1,085
Amortization of core deposit intangibles	48	144	144
Other	8,985	8,359	8,102

Total noninterest expense	40,835	37,784	34,879

Net income before provision for income taxes	23,203	20,722	17,680
Provision for income taxes	7,962	6,942	5,569

Net income	$15,241	13,780	12,111

Common and Per Share Data
Net income—basic	$2.40	2.18	1.93
Net income—diluted	2.37	2.15	1.90
Cash dividends	0.73	0.66	0.58
Book value	15.76	14.05	12.82
Weighted average common shares outstanding—basic	6,353,752	6,317,110	6,272,594
Weighted average common shares outstanding—diluted	6,421,742	6,417,358	6,378,787

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(dollars in thousands, except common and per share data)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2003	6,263,210	$31,316	$250	$39,454	$969	$71,989
Net income				12,111		12,111
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax effect of $6					(9)
Less: reclassification adjustment included in net income, net of tax effect of $35					(55)
Net unrealized losses on securities						(64)

Comprehensive income						12,047
Cash dividend declared and paid ($0.58 per share)				(3,642)		(3,642)
Stock option activity	34,075	170	198			368

Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

Net income				13,780		13,780
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax effect of $1,102					(1,761)
Less: reclassification adjustment included in net income, net of tax effect of $32					(50)
Net unrealized losses on securities						(1,811)

Comprehensive income						11,969
Cash dividend declared and paid ($0.66 per share)				(4,171)		(4,171)
Stock option activity	34,050	170	211			381

Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				15,241		15,241
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax effect of $145					232
Plus: reclassification adjustment included in net income, net of tax effect of $13					(21)
Net unrealized gains on securities						211

Comprehensive income						15,452
Cash dividend declared and paid ($0.73 per share)				(4,641)		(4,641)
Compensation expense related to stock options			163			163
Exercise of stock options	36,115	181	280			461

Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

See Notes to Consolidated Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$15,241	13,780	12,111
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	2,118	2,621	3,128
Investment securities gains	(34)	(82)	(90)
Provision for loan losses	1,625	2,400	2,150
Origination of mortgage loans held for sale	(39,877)	(52,441)	(36,494)
Proceeds from sale of mortgage loans held for sale	43,795	54,417	37,655
Gain on sale of mortgage loans	(772)	(968)	(616)
Compensation expense related to stock options granted	163	—	—
Loss (gain) on sale of premises and equipment	9	9	(9)
Loss on disposition of other real estate owned	146	219	187
Impairment loss (recovery) from write down of mortgage-servicing rights	(31)	(98)	12
Deferred income tax expense	768	758	394
Increase of other assets, net	(3,051)	(4,042)	(837)
(Decrease) increase of other liabilities, net	(284)	2,161	1,236

Net cash provided by operating activities	19,816	18,734	18,827
Cash flows from investing activities
Purchase of investment securities available for sale	(22,752)	(81,048)	(67,128)
Maturities, redemption, calls, and principal repayment of investment securities available for sale	19,440	20,959	31,811
Proceeds from sales of investment securities available for sale	13,073	88,367	19,297
Redemption (purchase) of FHLB stock, net	1,187	80	(1,998)
Origination of loans, net	(81,555)	(109,538)	(84,503)
Proceeds on sale of other real estate owned	1,451	1,283	2,001
Proceeds on sale of premises and equipment	49	31	54
Purchases of premises and equipment	(3,909)	(2,578)	(2,333)

Net cash used in investing activities	(73,016)	(82,444)	(102,799)
Cash flows from financing activities
Deposits, net	90,198	75,936	55,699
(Decrease) increase of retail repurchase agreements, net	(2,301)	331	2,872
Increase in commercial paper, net	3,073	864	881
(Decrease) increase of federal funds purchased, net	5,000	1,000	(18,000)
(Decrease) increase of other short-term borrowings, net	(16,900)	900	16,000
(Payment) issuance of long-term debt	(13,000)	(7,000)	30,000
Other common stock activity	461	381	368
Cash dividends paid on common stock	(4,641)	(4,171)	(3,642)

Net cash provided by financing activities	61,890	68,241	84,178

Net increase of cash and cash equivalents	8,690	4,531	206
Cash and cash equivalents, beginning of the period	37,976	33,445	33,239

Cash and cash equivalents, end of the period	$46,666	37,976	33,445

Supplemental Cash Flow Data
Cash paid during the period for
Interest expense	$26,988	17,046	11,017

Income taxes	7,426	6,592	4,392

Significant noncash investing and financing activities
(Decrease) increase of unrealized loss on investment securities available for sale	$(343)	2,945	105

Loans securitized into mortgage-backed securities	—	13,952	—

Loans transferred to other real estate owned, at fair market value	294	1,096	2,468

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

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the year ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior years’ net income or retained earnings as previously reported.

During 2006, the Company made the following reclassifications that resulted in prior period reclassifications within the Consolidated Balance Sheets and Consolidated Statements of Income.

•

Due to the nature of the account, the Company began classifying its interest bearing overnight investment account at the Federal Home Loan Bank as federal funds sold. Prior to 2006, this account had been classified within the Cash and Due from Banks financial statement line item within the Consolidated Balance Sheets.

•	In an effort to provide more transparent information to readers of financial statements, the Company began classifying

•

Certain accounts related to service charges on deposit account that were not previously included within the Service Charges on Deposit Accounts financial statement line item in that financial statement line item within the Consolidated Statements of Income. Prior to 2006, these accounts had been classified within the Other Noninterest Income and Other Noninterest Expense financial statement line items within the Consolidated Statements of Income.

•

Premises and Equipment Leases and Rentals and Premises and Equipment Depreciation as financial statement line items within the Consolidated Statements of Income. Accounts within these financial statement line items were previously classified within the Occupancy and Furniture and Equipment financial statement line items within the Consolidated Statements of Income.

•	Amortization of Core Deposit Intangibles as a financial statement line item within the Consolidated Statements of Income. Accounts within these financial statement line items were

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

previously classified within the Other Noninterest Expense financial statement line items within the Consolidated Statements of Income.

•

During 2006, the Company determined that expenses of one account within the Marketing financial statement line item within the Consolidated Statements of Income more often than not included expenses applicable to general branch operations instead of expenses for creating, communicating, and delivering value to customers and for managing customer relationships. As such, the Company began classifying this account within the Other Noninterest Expense financial statement line item within the Consolidated Statements of Income.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate, credit, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, and the valuation of it mortgage loans held for sale, investment securities available for sale, and mortgage-servicing rights portfolio.

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

Federal Home Loan Bank Stock

The FHLB System is under the jurisdiction of the Federal Housing Finance Board. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. A member’s FHLB capital stock requirement is an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB’s Capital Plan.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

component of shareholders’ equity, net of income taxes. Unrealized losses on available for sale investment securities, reflecting a decline in value determined to be other-than-temporary, are charged to expense. Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

The Company periodically evaluates its investment securities portfolio for other-than-temporary impairment. If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to operations, and a new cost basis is established. Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer. Impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.

See Note 3 for further discussion regarding the Company’s investment securities available for sale portfolio.

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

See Note 4 for further discussion regarding the Company’s loan portfolio.

Allowance for Loan Losses (the “Allowance”)

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the Allowance.

The Allowance is analyzed on a monthly basis by management using an internal analysis model and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

volume of the loan portfolio, adverse situations that may impact the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. On a quarterly basis, the Company’s Allowance model and conclusions are reviewed and approved by senior management.

The Allowance consists of specific, general, and unallocated components. The specific component related to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted case flows of the impaired loan is lower that the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could impact management’s estimate of probable losses. The unallocated component of the Allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. While the Company uses available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes on the Bank’s borrowers.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

See Note 4 for further discussion regarding the Company’s impaired loans.

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

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company reviews all sales of loans by evaluating specific terms in the sales documents and believes that the criteria discussed above with regard to qualification for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, we have no recourse with these loans except in the case of fraud. The Company typically retains the mortgage servicing rights related to sold loans which are evaluated and appropriately measured at date of sale.

From time to time, the Company packages and sells loan receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125,” when control over these assets has been surrendered. In conjunction with such transactions, the Company does not retain any interest in the loan or securities other than the right to service such loans. During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans. Any gains or losses and mortgage-servicing rights recorded associated with this securitization transaction and the subsequent investment security sale were included in the Consolidated Balance Sheets and / or Consolidated Statement of Income for the year ended December 31, 2005.

Premises and Equipment

Premises and equipment are reported net at cost less accumulated depreciation. Maintenance and repairs of such assets are charged to expense as incurred. Improvements that extend the useful lives of the respective assets are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes as allowed by taxing authorities.

See Note 5 for further discussion regarding the Company’s premises and equipment.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Mortgage-Servicing Rights

The Company accounts for its mortgage-servicing rights (“MSR”) portfolio in accordance with SFAS No. 140 which requires the recognition of MSRs as assets by allocating total costs incurred between the originated loan and the MSR retained based on relative fair market value. SFAS No. 140 also requires the recognition of purchased MSRs at fair market value, which is presumed to be the price paid for the rights. The Company’s MSR portfolio is included in Other Assets on the Consolidated Balance Sheets.

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

See Note 6 for further discussion regarding the Company’s mortgage-servicing rights portfolio.

Intangible Assets

Intangible assets, included in Other Assets on the Consolidated Balance Sheets, include goodwill and other identifiable assets, such as customer lists, resulting from acquisitions. Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Customer list intangibles are amortized on a hybrid double-declining, straight-line basis over such asset’s estimated useful life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performs its annual impairment testing as of June 30 by applying the above process to its reportable operating segment of banking. The Company’s impairment testing as of June 30, 2006, June 30, 2005, and June 30, 2004 indicated that no impairment charge was required as of those dates.

See Note 7 for further discussion regarding the Company’s intangible assets.

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

See Note 8 for further discussion regarding the Company’s real estate acquired in settlement of loans.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. Such policies are recorded in Other Assets on the Consolidated Balance Sheets at their cash surrender value, or the amount that can be realized and any income from these policies and changes in the net cash surrender value are recorded in Other Noninterest Income on the Consolidated Statements of Income.

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

See Note 10 for further discussion regarding the Company’s borrowings from the FHLB.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Sources of taxable income that may allow for the realization of tax benefits include taxable income in the current year or prior years that is available through carryback, future taxable income that will result from the reversal of existing taxable temporary differences, and / or taxable income generated by future operations.

See Note 12 for further discussion regarding the Company’s income taxes.

Postretirement Benefits

The Company has a noncontributory, defined benefit pension plan that covers all full-time employees having at least twelve months continuous service and having attained age 21. The plan is designed to produce a designated retirement benefit, and benefits are fully vested after five years of service. No vesting occurs until five years of service has been achieved. The Company’s trust department administers the plan’s assets. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company accounts for this plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and follows the disclosure requirements of SFAS No. 132 as revised which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

See Note 13 for further discussion regarding the Company’s postretirement benefits.

Stock Option Plans

Prior to January 1, 2006, the Company accounted for its 1997 Stock Compensation Plan under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As such, prior to 2006, no stock-based employee compensation expense was recognized in the Consolidated Statements of Income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods were not been restated.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the impact on net income and net income per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards for the periods indicated (in thousands, except common share data). For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share data).

	For the years ended December 31,
	2006	2005	2004
Net income, as reported	$15,241	13,780	12,111
Add: stock-based compensation expense included in reported net income, net of related tax effects	156	—	—

Deduct: stock-based compensation expense determined under fair market value based method for all awards, net of related tax effects	(156)	(120)	(124)

Pro forma net income including stock-based compensation expense based on fair market value method	$15,241	13,660	11,987

Per Share Data
Net income—basic, as reported	$2.40	2.18	1.93
Net income—basic, pro forma	2.40	2.16	1.91

Net income—diluted, as reported	$2.37	2.15	1.90
Net income—diluted, pro forma	2.37	2.13	1.88

See Note 13 for further discussion regarding the Company’s stock option plans.

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

See Note 14 for further discussion regarding the Company’s net income per common share computations.

Derivative Financial Instruments and Hedging Activities

The Company may use derivatives as part of our interest rate management activities. In accordance with Staff Accounting Bulleting (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” the Company recognizes the servicing value when a loan is sold. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. The Company recognizes any derivatives as either assets or liabilities on the Consolidated Balance Sheets and reports these instruments at fair market value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133.

Derivative instruments expose the Company to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the fair market value gain in a derivative. Credit risk is created when the fair market value of a derivative contract is positive, since this generally indicates

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

See Note 16 for further discussion regarding the Company’s derivative financial instruments.

Fair Market Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair market value information about financial instruments, whether or not recognized in the Company’s Consolidated Balance Sheets, when it is practicable to estimate fair market value. Disclosures include estimated fair market values for financial instruments for which it is practicable to estimate fair market value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following information is intended to summarize the methods and assumptions used by the Company in estimating the fair market value of certain financial instruments.

Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, including interest-bearing bank balances and federal funds sold, federal funds purchased, short-term repurchase agreements, and other short-term borrowings. Additionally, loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates. As such, fair value approximates book value for these instruments.

No ready market exists for FHLB stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Therefore, the carrying amount approximates fair market value.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Fair value for loans is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. The remaining loan types are at adjustable-rates, which reprice frequently with no significant change in credit risk, and, therefore, fair market values are based on carrying values. No value has been placed on underlying credit card relationship rights.

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Under SFAS No. 107, the fair market value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities as compared with the cost of alternative forms of funding. No value has been estimated for the Company’s long-term relationships with customers (commonly known as the core deposit intangible) since such intangible assets are not a financial instrument pursuant to the definitions contained in SFAS No. 107.

Fair value for long-term debt is based on discounted cash flows using current market rates for similar instruments.

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

The Company’s other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 and accumulated other comprehensive income (loss) as of December 31, 2006, 2005 and 2004 were comprised solely of unrealized gains and losses on investment securities available for sale.

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

The Company considers business segments by analyzing distinguishable components that are engaged in providing individual products, services or a groups of related products or services and that are subject to risks and returns that are different from those of other business segments. To this end, when determining whether products and services are related, the Company considers the nature of the products or services, the nature of the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

production processes, the type or class of customer for the products or services, and the methods used to distribute the products or provide the services.

Within the general loan portfolio, the Bank offers mortgage-banking services and indirect lending products. These services have similar production processes and are targeted to similar customers using similar distribution channels as those employed for the entire Bank loan portfolio. Additionally, decisions are not made by chief decision makers based on the results of these services alone. Instead, decisions with regard to mortgage-banking services indirect lending products are typically made in conjunction with decisions made with regard to the entire loan portfolio. As such, the Company has concluded that these products are not considered to represent an operating segment separate from the banking segment.

Additionally, the Bank offers trust and investment services to its customers through similar distribution channels utilized by the Bank. Such services are not routinely evaluated separately from the Bank. Additionally at December 31, 2006, fees for such services represented 3% of the Company’s total revenues. As such, are not considered to represent an operating segment separate from the banking segment.

Management also uses its judgment in determining the composition of its business segments based on factors such as risk and returns, internal organization and management structure, and the Company’s process of internal reporting to chief decision makers.

At December 31, 2006, the Company determined it had one reportable operating segment, banking. As such, separate segment information is not presented herein as management believes that the Consolidated Financial Statements contained herein within Item 8 report the information required by SFAS No. 131 with regard to the Company’s banking segment

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets including, but not limited to, premises, equipment, and core deposit intangibles, for impairment when events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceed its fair market value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value. The Company determined that no such impairment loss was necessary for the years ended December 31, 2006 and December 31, 2005.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held for sale and used until disposed. The Company had no such assets at December 31, 2006 or December 31, 2005.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. The Company had no such assets at December 31, 2006 or December 31, 2005.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and FASB’s Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Additionally, this statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position (“SOP”) 93-6,” Employers’ Accounting for Employee Stock Ownership Plans”.

The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, and cash flows. See Note 13 for further discussion regarding the Company’s current method of accounting for stock-based compensation and its previous method of accounting for stock-based compensation.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company’s business or are not expected to have a material impact on the Company’s financial condition or the results of operations upon adoption.

2.    Cash and Cash Equivalents

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	December 31,
	2006	2005
Cash working funds	$9,190	8,377
Noninterest-earning demand deposits in other banks	23,511	18,911
In-transit funds	10,383	9,690
Interest-earning federal funds sold	3,582	998

Total cash and cash equivalents	$46,666	37,976

Liability management continues to be critical to enhancing the Company’s profitability. The balance in costs between asset-based and liability-based liquidity and which funding alternatives are most effective are factors the Company considers with regard to its liquidity and funds management.

The average outstanding federal funds sold for fiscal years 2006 and 2005 were $20.9 million and $7.2 million, respectively. The maximum amount of federal funds sold at any month-end during fiscal years 2006 and 2005 were $45.5 million and $14.4 million, respectively.

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits. At December 31, 2006, the Federal Reserve required that the Company maintain $9.5 million in reserve balances. These required reserves were met through vault cash and deposits at the Federal Reserve and correspondent banks.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

3.    Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$42,554	—	(171)	42,383
State and municipal	48,780	56	(822)	48,014
Mortgage-backed	26,362	72	(264)	26,170

Total investment securities available for sale	$117,696	128	(1,257)	116,567

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$50,257	—	(297)	49,960
State and municipal	56,766	185	(945)	56,006
Mortgage-backed	20,438	1	(417)	20,022

Total investment securities available for sale	$127,461	186	(1,659)	125,988

During the year ended December 31, 2005, the Company had realized gains of $92 thousand and realized losses amounting to $58 thousand on sales of investment securities available for sale compared with realized gains of $721 thousand and realized losses amounting to $639 thousand in fiscal year 2005. During 2004, realized gains of $141 thousand and realized losses amounting to $51 thousand were recognized. Specific identification is the basis on which cost is determined in computing realized gains and losses on sales of investment securities.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 (dollars in thousands).

	December 31, 2006
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	3	$2,980	$3	10	39,402	168	13	42,382	171
State and municipal	10	4,898	52	91	34,437	770	101	39,335	822
Mortgage-backed	—	—	—	30	16,327	264	30	16,327	264

Total investment securities available for sale	13	$7,878	$55	131	90,166	1,202	144	98,044	1,257

	December 31, 2005
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
U.S. Government agencies	12	$43,062	$218	3	6,897	79	15	49,959	297
State and municipal	65	25,582	459	43	13,870	486	108	39,452	945
Mortgage-backed	13	7,602	135	19	12,290	282	32	19,892	417

Total investment securities available for sale	90	$76,246	$812	65	33,057	847	155	109,303	1,659

Management believes that the above summarized unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity. The following table summarizes the debt ratings of the securities within the investment securities available for sale portfolio at December 31, 2006 based on Standard and Poor’s debt rating criteria (dollars in thousands).

	AAA	AA + /-	A + / -	No Rating	Total
Government-sponsored enterprises	$42,383	—	—	—	42,383
State and municipal	31,789	1,986	1,725	12,514	48,014
Mortgage-backed	742	—	—	25,428	26,170

	$74,914	1,986	1,725	37,942	116,567

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The nonrated securities at December 31, 2006 based on the Standard and Poor’s debt rating criteria as summarized above were rated as follows based on Moody’s rating criteria (dollars in thousands).

	AAA	AA + / -	A + /-	Total
Government-sponsored enterprises	$—	—	—	—
State and municipal	12,414	—	100	12,514
Mortgage-backed	25,428	—	—	25,428

	$37,842	—	100	37,942

The following table summarizes the debt ratings of the securities within the investment securities available for sale portfolio at December 31, 2006 based on both the Standard and Poor’s debt and Moody’s rating criteria (in thousands).

	AAA	AA + /-	A + / -	Total
Government-sponsored enterprises	$42,383	—	—	42,383
State and municipal	44,203	1,986	1,825	48,014
Mortgage-backed	26,170	—	—	26,170

	$112,756	1,986	1,825	116,567

As a percentage of the investment securities available for sale portfolio	96.7%	1.7%	1.6%	100.0%

If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many constraints including, but not limited to, asset — liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following summarizes the maturity distribution and related yields of investment securities available for sale relative to December 31, 2006 (dollars in thousands).

	Due within one year	Book yield	Due after one through five years	Book yield	Due after five through ten years	Book yield	Due after ten years	Book yield	Total
Government-sponsored enterprises	$37,998	4.37%	4,385	4.19	—	—	—	—	42,383
State and municipal	1,387	4.43	15,730	3.32	29,327	3.53	1,570	3.82	48,014
Mortgage-backed	1,775	4.05	9,304	4.13	8,369	5.20	6,722	5.38	26,170

Total fair market value of investment securities available for sale	$41,160	4.36%	29,419	3.71	37,696	3.90	8,292	5.08	116,567

Total amortized cost of investment securities available for sale	$41,289		29,867		38,145		8,395		117,696

Approximately 62% of the investment securities portfolio was pledged to secure public deposits as of December 31, 2006 as compared with 83% at December 31, 2005. Of the Company’s $116.6 million available for sale investment securities balance at December 31, $44.7 million was available as a liquidity source. The decline in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as further discussed in Note 10 contained herein with regard to the Company’s borrowings from the FHLB.

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

The Company’s investment portfolio consists principally of securities issued by government-sponsored enterprises, and securities issued by states and municipalities within the United States. The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

4.     Loans

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	December 31, 2006		December 31, 2005
	Total	% of Total	Total	% of Total
Commercial business	$112,264	12.0%	90,345	10.5
Commercial real estate	593,377	63.3	561,574	65.5
Installment	22,139	2.4	18,677	2.2
Installment real estate	66,161	7.0	55,682	6.5
Indirect	43,634	4.7	30,481	3.6
Credit line	1,982	0.2	2,022	0.2
Prime access	53,883	5.7	54,296	6.3
Residential mortgage	35,252	3.8	34,453	4.0
Bankcards	11,813	1.2	11,744	1.4
Business manager	370	—	230	—
Other	1,793	0.2	2,059	0.2

Loans, gross	$942,668	100.5%	861,563	100.4
Allowance for loan losses	(8,527)	(0.9)	(8,431)	(1.0)
Loans in process	2,587	0.3	3,857	0.5
Deferred loans fees and costs	658	0.1	761	0.1

Loans, net	$937,386	100.0%	857,750	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others. Mortgage loans serviced for the benefit of others amounted to $325.1 million, $304.2 million, and $265.7 million at December 31, 2006, 2005, and 2004 respectively. Net gains on the sale of mortgage loans included in Mortgage Banking Income in the Company’s Consolidated Statements of Income totaled $772 thousand, $968 thousand, and $616 thousand for the years ending December 31, 2006, 2005, and 2004, respectively.

Management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that, at December 31, 2006, the Company has no concentrations in such loans, nor does the Company typically engage in such lending practices. There are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes adjustable-rate loans and fixed-rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon-term loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	December 31
	2006	2005
Nonaccrual loans	$6,999	9,913
Loans past due 90 days and still accruing (1)	260	207

	$7,259	10,120

(1)	Substantially all of these loans are bankcard loans

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The foregone interest income related to loans on nonaccrual amounted to $574 thousand, $440 thousand, and $187 thousand for the years ended December 31, 2006, 2005, and 2004, respectively. Interest collected since the loan was placed in nonaccrual status amounted to $13 thousand, $6 thousand, and $4 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table summarizes the activity impacting the Allowance for the years indicated (in thousands).

	For the year ended December 31,
	2006	2005	2004
Allowance, beginning of period	$8,431	7,619	7,463
Provision for loan losses	1,625	2,400	2,150

Loans charged-off	(1,682)	(1,792)	(2,150)
Loan recoveries	153	204	156

Net loans charged-off	(1,529)	(1,588)	(1,994)

Allowance, end of period	$8,527	8,431	7,619

At December 31, 2006, impaired loans amounted to approximately $8.2 million for which $1.8 million was specifically reserved in the Allowance. During 2006, the average recorded investment in impaired loans was approximately $10.5 million. At December 31, 2005, impaired loans amounted to approximately $12.8 million $1.9 million was specifically reserved in the Allowance. During 2005, the average recorded investment in impaired loans was approximately $8.4 million. The decrease in impaired loans from December 31, 2005 to December 31, 2006 resulted primarily from the removal of one impaired loan totaling $3.3 million at December 31, 2005. Because impaired loans are generally classified as nonaccrual, no interest income is recognized on such loans subsequent to being placed in nonaccrual status. One loan comprised $3.9 million of total impaired loans at December 31, 2006. Management believes that the collateral underlying the loan supported specific allowances with regard to the loan totaling $878 thousand.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. Additionally, it requires that adjustments in payment terms from a troubled debt restructuring generally be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, but instead recognizes a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Troubled debt restructurings include loans with respect to which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and / or other concessions. Troubled debt restructurings entered into by the Company for the years ended December 31, 2006 and December 31, 2005 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations. Any specific allocations identified during the review based on probable losses have been included in the Company’s Allowance for the applicable period.

The Bank makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Bank also provides standby letters of credit. See Note 15 for further discussion regarding the Company’s commitments.

At December 31, 2006, of its approximately $103 million qualifying loans available to serve as collateral against borrowings and letters of credit from the FHLB, the Company pledged as collateral $89.0 million.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

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

	December 31, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$126,742	126%	13%
Residential mortgage instruments	171,828	171	18
Nonresidential mortgage instruments	540,869	539	57

	December 31, 2005
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$143,334	161%	17%
Residential mortgage instruments	167,693	189	19
Nonresidential mortgage instruments	458,154	515	53

Loans secured by commercial and industrial nonmortgage instruments are typically of higher risk and are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Such loans are generally secured by a variety of collateral types, including, but not limited to, accounts receivable, inventory and equipment.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that, at December 31, 2006, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

5.    Premises and Equipment, Net

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	December 31,
	2006	2005
Land	$6,305	5,856
Buildings	17,124	15,552
Leasehold impovements	2,847	2,775
Furniture and equipment	17,762	16,578
Software	3,194	2,858
Bank automobiles	859	816

Premises and equipment, gross	48,091	44,435
Accumulated depreciation and amortization	(23,597)	(21,759)

Premises and equipment, net	$24,494	22,676

At December 31, 2006, the Bank had thirty-two full-service banking offices in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (6), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1) in addition to two Palmetto Capital offices independent of banking office locations, 38 automatic teller machine (“ATM”) locations (including eight in nonbanking office locations), and five limited service banking offices located in retirement centers in the Upstate.

During 2006, the Company added two new banking office ATM locations, one in conjunction with the opening of the Boiling Springs banking office in Spartanburg County and one at its existing North Harper banking office in Laurens County, and four new nonbanking office ATM locations at Northside Village Shopping Center in Anderson County, Heritage Pointe Shopping Center in Pickens County, and Roebuck Village Shopping and Crossroads Commons Shopping Centers in Spartanburg County. One principal banking office is located in each of the following counties: Laurens, Greenville, Spartanburg, Greenwood, and Anderson.

Ten of the Bank’s current full service banking offices are leased, and the Bank owns the remaining banking offices. Additionally, during the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. The Bank owns this banking structure that is located on land that the Bank leases pursuant to a ground lease. Additionally, the Bank owns a banking structure on Haywood Road constructed on land that the Bank leases pursuant to a ground lease. Further, Palmetto Capital leases its Fountain Inn office. The Bank has seven ground leases with regard to ATMs at nonbanking office locations and four ground leases with regard to real property most often used for parking at existing branch offices.

The Bank entered into a building lease, not included in those noted above for banking office locations, with regard to the temporary Boiling Springs banking office that was used while the permanent banking office was constructed during 2006. This lease had expired by December 31, 2006.

During 2006, the Bank began an expansion of its Greenwood county Montague banking office. Construction on this office is anticipated to be completed during the first quarter of 2007.

The Bank owns two parcels of property to be used in conjunction with the construction of its new corporate headquarters in Greenville County. Additionally, during February 2007, the Bank purchased real estate in

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Anderson County and plans to relocate its existing Pendleton banking office to that site. The Company and is currently considering land options with regard to its anticipated Greer banking office relocation.

During January 2007, the Bank entered into a ground lease agreements for leased property at which the Company will house a new ATM. This lease is not included in those summarized above. This ground lease is located in a market area that the Company currently serves.

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

Depreciation with regard to improvements to premises and equipment leased by the Company is recorded in accordance with EITF No. 05-06, “Determining the Amortization Period for Leasehold Improvements.”

The table set forth below summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	For the year ended December 31,
	2006	2005	2004
Accumulated depreciation, beginning of period	$21,759	20,089	18,408

Depreciation
Buildings	451	439	422
Leasehold improvements	163	155	66
Furniture and equipment	998	985	996
Software	258	256	238
Bank automobiles	163	168	149

Total depreciation	2,033	2,003	1,871

Disposals	(195)	(333)	(190)

Accumulated depreciation, end of period	$23,597	21,759	20,089

The increase experienced within leasehold improvement depreciation during fiscal year 2005 over fiscal year 2004 was the result of an additional lease, and therefore additional leasehold improvements, entered into with regard to fiscal year 2005 in conjunction with the move of the Bank’s banking office on East Blackstock Road in Spartanburg, South Carolina to W.O. Ezell Boulevard in Spartanburg, South Carolina. The Bank also entered into a lease in fiscal year 2005 with regard to the banking office used temporarily during the construction of the new Easley banking office opened in 2005. The improvements to this leased property in order for it to be suited for banking purposes contributed to the increase in leasehold improvement depreciation during fiscal year 2005 over fiscal year 2004 as well. Additionally, in conjunction with the issuance of EITF No. 05-06 during June 2005, the Company reevaluated its leasehold improvements to ensure useful lives were limited to lease terms including renewals that are deemed to be reasonably assured.

6.     Mortgage-Servicing Rights

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retaining. All of the Company’s loan sales have been without provision for recourse. Mortgage loans serviced for

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the benefit of others amounted to $325.1 million and $304.2 million at December 31, 2006 and 2005, respectively. Mortgage loans serviced for the benefit of others are held by the Company or its subsidiary in a fiduciary or agency capacity for customers and, as such, are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

The following table summarizes the changes in the the Company’s mortgage-servicing rights portfolio for the years indicated (in thousands).

	For the years ended December 31,
	2006	2005
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,626	2,316
Capitalized mortgage-servicing rights	626	929
Mortgage-servicing right portfolio amortization	(635)	(717)
Change in mortgage-servicing right valuation allowance	31	98

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,648	2,626

Mortgage-servicing rights portfolio amortization as a percentage for the mortgage-servicing right portfolio	(24.0)%	(27.3)

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of the Company’s mortgage-servicing rights portfolio at December 31, 2006 and 2005 was $2.7 million and $2.6 million, respectively.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company’s retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio. These transactions, as well as increases in mortgage loan sales in the normal course of business during 2005, contributed to higher than historical sales of mortgage of loans and, thus capitalized mortgage-servicing rights. The Company engaged in no mortgage loan securitizations during 2006. As such, capitalized mortgage-servicing rights during 2006 were only impacted by mortgage loan sales in the normal course of business.

Capitalized mortgage-servicing rights decreased during fiscal year 2006 over fiscal year 2005 due in part to higher than historical capitalizations during 2005 in conjunction with the securitization noted in the preceding paragraph. In addition to this factor, the decline is contributed to the decline in originated and sold mortgage loans held for sale during 2006 compared with 2005.

Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio continued to decline during 2006. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves. As interest rates have risen over this period, refinancing activity slowed. As such, the component of mortgage-servicing rights amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) slowed as well thereby positively impacting the amortization, impairment, and recoveries within the Company’s mortgage-servicing rights portfolio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio continued to decline during 2006. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen increases. As interest rates have risen over this period, refinancing activity slowed. As such, the component of mortgage-servicing rights amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) slowed as well thereby positively impacting the amortization, impairment, and recoveries within the Company’s mortgage-servicing rights portfolio.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the years indicated (in thousands).

	For the years ended December 31,
	2006	2005	2004
Valuation allowance, beginning of year	$34	132	120
Aggregate additions charged and reductions credited to operations	(31)	(98)	12

Valuation allowance, end of year	$3	34	132

For purposes of measuring impairment, the mortgage-servicing rights portfolio is reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. The Company’s established impairment valuation allowance records estimated impairment for the mortgage-servicing rights portfolio. Subsequent increases in value are recognized by the Company to the extent of the impairment valuation allowance. In a rising interest rate environment, prepayments typically slow thereby resulting in recoveries of previously established valuation allowances. Should market interest rates increase from current levels, it is likely the Company could recover additional impairment charges in its mortgage-servicing rights portfolio.

The following table summarizes Company’s estimated amortization expense of its mortgage-servicing rights portfolio outstanding at December 31, 2006 during the periods indicated (in thousands).

Year ending December 31,
2007	$688
2008	542
2009	425
2010	330
2011	254
Thereafter	406

$2,645

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

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company’s mortgage-servicing rights portfolio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

7.    Intangible Assets

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	December 31,
	2006	2005
Goodwill	$3,691	3,691
Customer list intangibles	127	175

Total intagible assets	$3,818	3,866

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the years ended December 31,
	2006	2005	2004
Balance, at beginning of year	$175	319	463
Less: amortization	(48)	(144)	(144)

Balance, at end of year	$127	175	319

The decline in amortization from fiscal 2005 to fiscal 2006 resulted from finite life intangibles from branch purchases transacted in 1996 being fully depreciated in 2005.

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	December 31, 2006	December 31, 2005
Customer list intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,652)	(1,604)

Customer list intangibles, net	$127	175

The Company estimates amortization expense related to intangible assets with finite lives of $48 thousand for the year ended December 31, 2007, $45 thousand for the year ended December 31, 2008, and $34 thousand for the year ended December 31, 2009. Management is aware of no material events or uncertainties that would cause amortization expense related to the Company’s intangible assets with finite lives not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ materially from these projections.

The Company’s intangible assets with infinite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. The valuation as of June 30, 2006 indicated that no impairment charge was required as of that date. Management is aware of no material events or uncertainties that have occurred since June 30, 2006 that would indicate that there might be impairment.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

8.    Real Estate and Personal Property Acquired in Settlement of Loans

The following table summarizes real estate and personal property acquired in settlement of loans for the years indicated (in thousands).

	December 31,
	2006	2005
Real estate acquired in settlement of loans	$600	1,954
Repossessed automobiles acquired in settlement of loans	319	167

Total property acquired in settlement of loans	$919	2,121

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the years indicated (in thousands).

	At and for the years ended December 31,
	2006	2005	2004
Real estate acquired in settlement of loans, beginning of period	$1,954	2,413	2,170
Add: New real estate acquired in settlement of loans	294	1,096	2,468
Less: Sales / recoveries of real estate acquired in settlement of loans	(1,451)	(1,283)	(2,001)
Less: Provision charged to expense	(197)	(272)	(224)

Real estate acquired in settlement of loans, end of period	$600	1,954	2,413

Levels of real estate acquired in settlement of loans decreased from December 31, 2005 to December 31, 2006. Management believes that the main factor contributing to this decline has been the portfolio trend of recent years that is not believed to necessarily be indicative of historical or future credit trends. The following table summarizes the Company’s real estate acquired in settlement of loans portfolio balance at the dates indicated (in thousands).

December 31, 2001	$217
December 31, 2002	2,468
December 31, 2003	2,170
December 31, 2004	2,413
December 31, 2005	1,954
December 31, 2006	600

Based on the Company’s policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at December 31, 2006.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

9.    Deposits

The following table summarizes the Company’s deposit composition at the dates indicated (in thousands).

	December 31,
	2006	2005
Transaction deposit accounts	$447,236	351,629
Money market deposit accounts	124,874	111,380
Savings deposit accounts	41,887	45,360
Time deposit accounts $100,000 and greater	126,880	122,954
Time deposit accounts less than $100,000	252,704	272,060

Total deposit accounts	$993,581	903,383

At December 31, 2006, $606 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $697 thousand at December 31, 2005.

The following table summarizes the maturities of time deposits outstanding at December 31, 2006 during the periods indicated (in thousands).

Year ending December 31,
2007	$300,776
2008	56,133
2009	18,065
2010	3,099
2011	1,210

$379,283

The table set forth below summarizes the Company’s interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the year ended December 31,
	2006	2005	2004
Transaction deposit accounts	$5,424	1,430	426
Money market deposit accounts	3,979	1,809	559
Savings deposit accounts	147	143	133
Time deposit accounts	15,430	11,010	9,071

Total interest expense on deposit accounts	$24,980	14,392	10,189

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

Qualifying collateral to be pledged to secure any advances from the FHLB may include qualifying securities, loans, deposits, and stock of the FHLB owned by the Company. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures. At December 31, 2006, of its approximately $103 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $79.0 million in a letter of credit used to secure public deposits as required or permitted by law.

The following table summarizes the Company’s borrowings from the FHLB at the dates indicated (dollars in thousands).

December 31, 2006
Long-term
Borrowing balance outstanding	$10,000
Interest rate	3.85
Maturity date	6/14/2007

	December 31, 2005
	Long-term		Short-term	Total
Borrowing balance outstanding	$13,000	10,000	16,900	39,900
Interest rate	3.27%	3.85	4.44	3.91	(1)
Maturity date	6/14/2006	6/14/2007	Overnight

(1)	Represents weighted average rate at year-end.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes short-term borrowing information at and for the years indicated (dollars in thousands).

	At and for the year ended December 31,
	2006	2005	2004
Short-term FHLB borrowings
Amount outstanding at year-end	$—	16,900	16,000
Average amount outstanding during year	2,140	26,745	4,990
Maximum amount outstanding at any month-end	10,900	51,400	24,500
Rate paid at year-end	—%	4.44	2.44
Weighted average rate paid during the year	4.63	3.59	2.08

Long-term FHLB borrowings
Amount outstanding at year-end	$10,000	23,000	30,000
Average amount outstanding during year	15,841	26,145	16,475
Maximum amount outstanding at any month-end	23,000	30,000	30,000
Rate paid at year-end	3.85%	3.52	3.24
Weighted average rate paid during the year	3.64	3.38	3.25

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

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. Management was not aware of any circumstances at December 31, 2006 that would require prepayment of any of the Company’s FHLB advances. Additionally, none of the Company’s long-term FHLB advances outstanding at December 31, 2006 had embedded call options.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

11.    Other Borrowings

The following table summarizes short-term borrowing information at and for the years indicated (dollars in thousands).

	At and for the year ended December 31,
	2006	2005	2004
Retail repurchase agreements
Amount outstanding at year-end	$14,427	16,728	16,397
Average amount outstanding during year	17,639	20,690	20,215
Maximum amount outstanding at any month-end	23,344	20,981	22,308
Rate paid at year-end*	3.63%	2.63	0.73
Weighted average rate paid during the year	4.14	2.38	0.61

Securities sold under agreement to repurchase
Amount outstanding at year-end	$—	—	—
Average amount outstanding during year	—	—	2,508
Maximum amount outstanding at any month-end	—	—	38,220
Rate paid at year-end	—%	—	—
Weighted average rate paid during the year	—	—	1.28

Commercial paper
Amount outstanding at year-end	$20,988	17,915	17,051
Average amount outstanding during year	21,009	18,833	16,447
Maximum amount outstanding at any month-end	25,720	21,877	18,310
Rate paid at year-end*	3.81%	2.81	0.85
Weighted average rate paid during the year	4.13	2.33	0.75

Federal funds purchased
Amount outstanding at year-end	$6,000	1,000	—
Average amount outstanding during year	847	4,098	4,643
Maximum amount outstanding at any month-end	6,000	13,320	17,850
Rate paid at year-end	5.50%	4.37	—
Weighted average rate paid during the year	5.19	2.71	1.51

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

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

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window. At December 31, 2006, the Company had additional funding sources totaling of $34 million that were accessible at the Company’s option.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

12.    Income Taxes

The following table summarizes income tax expense attributable to continuing operations for the years indicated (in thousands).

	For the year ended December 31,
	2006	2005	2004
Current
Federal	$6,511	5,565	4,647
State	683	619	528

Total current	7,194	6,184	5,175

Deferred
Federal	768	758	394

Total current and deferred	$7,962	6,942	5,569

The following table summarizes the Company’s reconciliation from the Federal statutory rates to the consolidated effective income tax expense for the years indicated.

	For the year ended December 31,
	2006	2005	2004
U.S. Federal income tax rate	35.0%	35.0	34.0
Changes from statutory rates resulting from:
Tax-exempt interest income	(3.1)	(3.8)	(4.3)
Expenses not deductible for tax purposes	0.9	0.6	0.3
State taxes, net of Federal income tax benefit	1.9	2.0	2.0
Other	(0.4)	(0.3)	(0.5)

Effective tax rate	34.3%	33.5	31.5

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the tax impact of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2006	2005
Deferred tax assets
Loan loss reserves	$2,984	2,951
Unrealized loss on investment securities available for sale	435	567
Other	423	164

Total deferred tax assets, gross	3,842	3,682

Deferred tax liabilities
Premises and equipment, due to depreciation differences	(1,063)	(1,070)
Basis of intangible assets for financial reporting purposes in excess of basis for tax purposes	(273)	(241)
Deferred loan costs deducted for tax purposes as incurred	(267)	(278)
Deferred loan fees recognized under the principal reduction method for tax purposes	(2,206)	(1,715)
Prepaid pension expense	(1,876)	(1,584)
Mortgage-servicing rights	(927)	(905)
Other	(289)	(48)

Total deferred tax liabilities	(6,901)	(5,841)

Net deferred tax liability	$(3,059)	(2,159)

A portion of the change in the net deferred tax liability relates to the change in the unrealized gains and losses on investment securities available for sale. A current period deferred tax charge of $132 thousand related to the change in unrealized gains and losses on investment securities available for sale of $343 thousand has been recorded directly to shareholders’ equity. The remainder of the change in the deferred tax liability results from the current period deferred tax expense of $768 thousand.

No valuation allowance for deferred tax assets has been established at either December 31, 2006 or 2005 as it is management’s belief that realization of the deferred tax assets is more likely than not.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. The recognition and disclosure provisions of SFAS No. 158 differ for an employer that is an issuer of publicly traded equity securities (as defined by the Standard) and an employer that is not. As the Company does not meet the definition of an issuer of publicly traded equity securities (as defined by the Standard) for purposes of this Standard, the Company is not required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures until the end of the fiscal year ending after June 15, 2007 with the exception of the provisions for the measurement date which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its financial position, results of operations, and cash flows.

Cost of Benefit Plan.    The following table summarizes the combined adjusted postretirement benefit expense components for the Company’s defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the year ended December 31,
	2006	2005	2004
Service cost	$898	644	557
Interest cost	849	731	653
Expected return on plan assets	(1,193)	(1,089)	(910)
Amortization of prior service cost	4	9	9
Amortization of loss	331	108	80

Postretirement benefit expense	$889	403	389

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Plan Funded Status.    The following table summarizes the combined change in benefit obligation, plan assets, and funded status of the Company’s Plan at and for the years indicated (in thousands).

	At and for the years ended December 31,
	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$14,274	10,542
Service cost	898	644
Interest cost	849	731
Actuarial loss and assumption changes	193	2,688
Benefits paid	(435)	(331)

Benefit obligation, end of year	15,779	14,274

Change in plan assets
Fair market value of plan assets, beginning of year	12,724	11,549
Return on plan assets	850	307
Employer contribution	1,233	1,199
Benefits paid	(435)	(331)

Fair market value of plan assets, end of year	14,372	12,724

Reconciliation of funded status
Funded status	(1,407)	(1,550)
Unrecognized prior service cost	5	9
Unrecognized net actuarial (gain) loss	6,761	6,067

Prepaid benefit cost	$5,359	4,526

Accumulated benefit obligation	$12,288	9,826

Prepaid benefits costs are included in Other Assets on the Consolidated Balance Sheets.

Plan Assumptions. The following table summarizes the assumptions used in computing the actuarial present value of the Company’s postretirement benefit obligation and the net periodic pension expense for the years indicated.

	For the year ended December 31,
	2006	2005	2004
Discount rate	6.00%	7.00	7.50
Rate of increase in compensation levels	5.00	5.00	5.00
Expected long-term rate of return on plan assets	9.00	9.00	9.00

Plan Assets. The following table summarizes the Plan’s weighted average asset allocations at December 31, 2006 and 2005 and the target investment mix guidelines, by asset category.

	December 31,		Target allocation
	2006	2005
Equity securities	65%	61	70%
Debt securities	35	39	30

Total securities	100%	100	100%

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

Expected Contributions. Contributions to Plan assets totaled $1.2 million during fiscal year 2006, and the Company’s third party actuary estimates contributions during fiscal year 2007 will not fluctuate significantly from 2006 levels.

Expected Benefit Payments. The following table summarizes the benefits expected to be paid during the periods indicated (in thousands).

Year ending December 31,
2007	$463
2008	474
2009	626
2010	673
2011	741
2012 - 2016	3,876

$6,853

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and include estimated future employee service.

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

During the 2003 Annual Meeting of Shareholders, the shareholders of the Company voted to amend the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan to increase the number of shares of common stock of the Company subject to the 1997 Stock Compensation Plan by 100,000 shares. As of December 31, 2006, 449,200 options, net of cancellations, had been granted that expire at various dates through December 31, 2015. Of these, 251,670 remained outstanding at December 31, 2006 at prices ranging from $8.75 to $27.30. These options are not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At December 31, 2006 and 2005, there were 800 and 35,800 remaining options, respectively, available for grant under this plan.

Adoption of SFAS No. 123(R). Prior to January 1, 2006, the Company accounted for its 1997 Stock Compensation Plan under the recognition and measurement provisions of APB No. 25 as permitted by SFAS No. 123 and SFAS No. 148. Prior to 2006, no stock-based employee compensation cost was recognized in the Consolidated Statements of Income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the impact on net income and net income per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards for the periods indicated (in thousand, except common and per share data). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share data).

	For the years ended December 31,
	2006	2005	2004
Net income, as reported	$15,241	13,780	12,111
Add: stock-based compensation expense included in reported net income, net of related tax effects	156	—	—

Deduct: stock-based compensation expense determined under fair market value based method for all awards, net of related tax effects	(156)	(120)	(124)

Pro forma net income including stock-based compensation expense based on fair market value method	$15,241	13,660	11,987

Per Share Data
Net income—basic, as reported	$2.40	2.18	1.93
Net income—basic, pro forma	2.40	2.16	1.91

Net income—diluted, as reported	$2.37	2.15	1.90
Net income—diluted, pro forma	2.37	2.13	1.88

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

Expected Volatility. As noted in the Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, there is no established public trading market for the Company’s stock. The Company’s Secretary facilitates stock trades of the Company’s common stock by matching willing buyers and sellers that contact her with their intent. However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no record. Additionally, many of these transactions do not constitute arm’s length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value. The Company believes that many trades are between buyers and sellers that are family members, that are family members of Company employees, or that are members of the community who may be willing to pay a premium for the stock of a company headquartered in their community. Because of these factors, the Company does not believe that the prices at which the trades recorded by its Secretary are transacted can be considered fair market value, and, as a result, annually, a third party fair market valuation is performed by an external third party on a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options. The Company uses this fair market valuation of the common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option pricing formula on the implied yield currently available on U.S. Treasury zero coupon issues with the same or substantially equivalent remaining term as the expected term of the option.

Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company bases the expected term of options on its historical share option exercise experience as it believes this results in the best estimate of future exercise patterns.

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the grant dates indicated.

Grant Date	10/17/2006	6/20/2006	1/17/2006	1/18/2005
Awards granted	20,000	5,000	10,000	33,000
Option price	$27.30	27.30	27.30	26.60
Fair market value of each award	$4.29	4.79	3.39	5.19

Expected dividend yields	2.7%	2.7	2.7	2.4
Expected volatility	5%	5	5	16
Risk-free interest rate	5%	5	4	4
Expected term (years)	10	10	10	9
Vesting period (years)	5	5	5	5

Stock Option Compensation Expense

The compensation cost that was charged against pretax net income during 2006 for stock options was $163 thousand. The total income tax benefit recognized in the Consolidated Statements of Income with regard to the deductible portion of this compensation cost was $6 thousand. Management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards.

At December 31, 2006, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $316 thousand. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a remaining period of four years.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Stock Option Activity

The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2003	261,510	$12.95

Granted	34,000	23.30
Forfeited	(3,600)	13.00
Exercised	(34,075)	10.80

Outstanding at December 31, 2004	257,835	14.59

Granted	33,000	26.60
Forfeited	(4,000)	13.50
Exercised	(34,050)	11.20

Outstanding at December 31, 2005	252,785	16.63

Granted	35,000	27.30
Forfeited	—	—
Exercised	(36,115)	12.77

Outstanding at December 31, 2006	251,670	$18.67

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2006.

		Options outstanding		Options exercisable
Range of exercise prices	Number of stock options outstanding at 12/31/06	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 12/31/06	Weighted- average exercise price
$ 8.75 to $ 8.75	36,535	1.00	$8.75	36,535	$8.75
13.00 to 13.00	24,800	3.00	13.00	24,800	13.00
13.50 to 13.50	20,200	4.00	13.50	20,200	13.50
15.00 to 15.00	36,000	5.00	15.00	36,000	15.00
20.00 to 23.30	69,735	6.49	21.61	47,335	21.42
26.60 to 27.30	64,400	8.54	26.98	16,600	26.90

Total	251,670	5.59	$18.67	181,470	$16.06

Cash received from stock option exercises under the Company’s stock option plan for the year ended December 31, 2006 and 2005 was $461 thousand and $381 thousand, respectively.

401(k) Retirement Plan

Employees are given the opportunity to participate in the Company’s retirement plan designed to supplement an employee’s retirement income. Under the program, the Company makes contributions to a trust fund that will pay the employee benefits at retirement. Employees are eligible to participate in this plan after completing one year of service and reaching age 21. Employees may withhold from one percent to fifteen percent of compensation with certain limitations for deposit into the trust fund. Employees may terminate deferrals at any time. The Company makes matching contributions to each employee based on the employee’s deferral in a percentage set by the Company prior to the end of each plan year. During the years ended December 31, 2006,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

2005, and 2004, the Company made matching contributions to employee 401(k) retirement plans totaling $257 thousand, $269 thousand, and $267 thousand, respectively.

14.    Net Income per Common Share

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

	For the year ended December 31,
	2006	2005	2004
Weighted average common shares outstanding—basic	6,353,752	6,317,110	6,272,594
Dilutive impact resulting from potential common share issuances	67,990	100,248	106,193

Weighted average common shares outstanding—diluted	6,421,742	6,417,358	6,378,787

Common Share Data
Net income—basic	$2.40	2.18	1.93
Net income—diluted	2.37	2.15	1.90

At December 31, 2006, there were no option shares excluded from the calculation of diluted net income per common share because the exercise price was greater than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.73, $0.66, and $0.58 per share for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Lease Agreements

At December 31, 2006, the Company occupied banking office space and land under leases expiring on various dates through 2029. The following table summarizes minimum rental commitments under these noncancelable operating leases relative to the years ending after December 31, 2006 (in thousands).

2007	$743
2008	614
2009	467
2010	231
2011	114
Subsequent years	31

Total minimum rental obligations under noncancelable operating leases	$2,200

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

During 2006, the Company announced its plan to relocate its headquarters to downtown Greenville in 2008. As such, the real property operating lease obligations in the preceding table include the Company’s obligations under its current lease with regard to its East North Street banking office. No real property operating lease obligations related to the new corporate headquarters are included in the preceding table due to the fact that the Company is currently in negotiations with regards to such obligations.

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

During the third quarter of 2005, the Company entered into a lease for real property and improvements in Spartanburg to which to move its current Blackstock Road banking office. The Company completed this move during December 2005. During the first quarter of 2006, the Bank completed negotiations with a third party with regard to the sublease of its previous Blackstock Road banking office location. Also during the first quarter of 2006, the Bank entered into a one-year lease agreement with regard to the banking office used temporarily during the construction of the new Boiling Springs banking office opened in 2006.

During January 2007, the Bank entered into a ground lease agreements for leased property at which the Company will house a new ATM. This ground lease is located in a market area that the Company currently serves.

See Note 5 for further discussion regarding the Company’s lease agreements related to its premises and equipment.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s financial condition or results of operations. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, costs beyond 2007 cannot be reasonably estimated at this time.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s contractual commitments to extend credit, by collateral type, at December 31, 2006 (in thousands).

Commercial and industrial	$32,377

Real estate—1 - 4 family	81,571
Real estate—construction	9,232
Real estate—other	83,850

Total contractual commitments secured by real estate	174,653

Bankcards	39,756
Others	19,025

Total contractual commitments	$265,811

Guarantees

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company can seek recovery of the amounts paid from the borrower. However, standby letters of credit are generally not collateralized. The Company has reflected in its policy regarding such commitments that collateral is encouraged with exceptions requiring approval. The Company applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Commitments under standby letters of credit are usually for one year or less. At December 31, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 was $8.3 million compared with $2.2 million at December 31, 2005. Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair market value of such guarantees was material at December 31, 2006.

Other Off-Balance Sheet Arrangements

At December 31, 2006, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

At December 31, 2006, of its approximately $103 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed and employed $79.0 million in a letter of credit. FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company’s available credit based on qualifying loans to serve as collateral. The Company uses the FHLB letter of credit for collateralization of public deposits.

16.    Derivative Financial Instruments and Hedging Activities

At December 31, 2006, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

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

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $3.8 million at December 31, 2006. The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at December 31, 2006.

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

See Note 1 for further discussion regarding the Company’s significant accounting policies with regard to the Company’s derivative instruments.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

17.    Disclosures Regarding Fair Market Value of Financial Instruments

The Company has used management’s best estimate of fair value based on the assumptions summarized in Note 1. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. Additionally, changes in assumptions could significantly impact the fair market values presented. Further, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented. The following table summarizes the estimated fair market value of the Company’s financial instruments at the dates indicated (in thousands).

	December 31, 2006		December 31, 2005
	Carrying amount	Estimated fair market value	Carrying amount	Estimated fair market value
ASSETS
Cash and cash equivalents	$46,666	46,666	37,976	37,976
FHLB stock	2,599	2,599	3,786	3,786
Investment securities available for sale	116,567	116,567	125,988	125,988
Loans (1)	947,588	949,662	871,002	867,594

LIABILITIES
Deposits	$993,581	997,883	903,383	895,483
Borrowings
Retail repurchase agreements	14,427	14,427	16,728	16,728
Commercial paper	20,988	20,988	17,915	17,915
Federal funds purchased	6,000	6,000	1,000	1,000
FHLB borrowings—short—term	—	—	16,900	16,900
FHLB borrowings—long—term	10,000	10,044	23,000	23,122

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit	$265,811	265,811	197,777	197,777
Standby letters of credit	8,341	8,341	2,189	2,189

(1)	Calculated using loans including mortgage loans held for sale, net of unearned income, excluding the allowance for loan losses

18.    Holding Company Condensed Financial Information

The holding company’s principal source of income consists of dividends from the Bank. South Carolina banking regulations restrict the amount of dividends that a subsidiary bank can pay to its holding company and may require prior approval before declaration and payment of any excess dividend. The Bank’s total risk-based capital ratio at December 31, 2006 was 10.19%. See Note 19 for further discussion regarding regulatory capital requirements. At December 31, 2006, the Bank had approximately $1.9 million of excess capital available for payment of dividends and still be considered well capitalized with regard to the total risk-based capital ratio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The holding company’s principal asset is its investment in its banking subsidiary. The following tables summarize the holding company’s financial condition, results of operations, and cash flows at and for the dates indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$118	875
Due from subsidiary	20,988	17,915
Investment in subsidiary	99,554	87,362
Goodwill	704	704

Total assets	$121,364	106,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper (Master notes)	$20,988	17,915
Shareholders’ equity	100,376	88,941

Total liabilities and shareholders’ equity	$121,364	106,856

Condensed Statements of Income

	For the years ended December 31,
	2006	2005	2004
Interest income from commercial paper (Master notes)	$867	439	124
Dividends received from the Bank	3,432	4,171	3,642
Equity in undistributed earnings of subsidiary	11,981	9,609	8,469
Interest expense on commercial paper (Master notes)	(867)	(439)	(124)
Other operating income	43	—	—
Compensation expense related to stock options granted	(163)	—	—
Other operating expense	(52)	—	—

Net income	$15,241	13,780	12,111

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$15,241	13,780	12,111
Adjustments to reconcile net income to net cash provided by operating activities
Increase in due from subsidiary	(3,073)	(864)	(881)
Compensation expense related to stock options granted	163	—	—
Increase in equity in undistributed earnings of subsidiary	(11,981)	(9,609)	(8,469)

Net cash provided by operating activities	350	3,307	2,761

Cash flows from financing activities
Net increase in commercial paper	3,073	864	881
Proceeds from stock option activity	461	381	368
Dividends paid	(4,641)	(4,171)	(3,642)

Net cash used in financing activities	(1,107)	(2,926)	(2,393)

Net increase (decrease) in cash and cash equivalents	(757)	381	368
Cash and cash equivalents, beginning of the year	875	494	126

Cash and cash equivalents, end of the year	$118	875	494

19.    Dividend Restrictions and Regulatory Capital Requirements

The ability of the holding company to pay cash dividends over the long-term is dependent upon receiving cash in the form of dividends from the Bank. South Carolina’s banking regulations restrict the amount of dividends that the Bank can pay. All dividends paid from the Bank are payable only from the net income of the current year unless prior regulatory approval is granted. Capital requirements considerations could further limit the availability of dividends from the Bank.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Bank is subject to capital requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC requires state-chartered, nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve. The FDIC also requires state-chartered, nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state-chartered, nonmember banks that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum Tier 1 (leverage) capital ratio of 3%. All other banks are required to maintain an absolute minimum Tier 1 (leverage) capital ratio of not less than 4%.

Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material impact on the Company’s financial condition and results of operations. Under capital requirements guidelines and the regulatory framework for prompt corrective regulatory action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

At December 31, 2006, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under the regulatory framework. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands) must be maintained. Since December 31, 2006, there have been no events or conditions that management believes would change these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2006
Total capital to risk-weighted assets
Company	$105,515	10.19%	82,824	8.00	n/a	n/a
Bank	105,397	10.18	82,824	8.00	103,530	10.00
Tier 1 capital to risk-weighted assets
Company	96,988	9.37	41,412	4.00	n/a	n/a
Bank	96,870	9.36	41,412	4.00	62,118	6.00
Tier 1 capital to average assets
Company	96,988	8.59	45,166	4.00	n/a	n/a
Bank	96,870	8.58	45,166	4.00	56,458	5.00

At December 31, 2005
Total capital to risk-weighted assets
Company	$94,149	10.28%	73,297	8.00	n/a	n/a
Bank	93,272	10.18	73,297	8.00	91,621	10.00
Tier 1 capital to risk-weighted assets
Company	85,718	9.36	36,648	4.00	n/a	n/a
Bank	84,841	9.26	36,648	4.00	54,972	6.00
Tier 1 capital to average assets
Company	85,718	8.08	42,422	4.00	n/a	n/a
Bank	84,841	7.99	42,450	4.00	53,063	5.00

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset / Liability Committee and approved by its Board of Directors. The primary goal of the Asset / Liability Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Asset / Liability Committee considers these strategies to ultimately position the balance sheet to minimize fluctuations in income associated with interest rate risk, it also monitors the Company’s liquidity and capital positions to ensure that its strategies result in adequate capital positions. The Company’s primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, an ongoing assessment is conducted of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Management believes it has adequate capital to meet its needs without entering capital markets.

20.    Quarterly Financial Data (Unaudited)

The following tables summarize selected financial data regarding results of operations for the periods indicated (in thousands, except common share data).

	For the year ended December 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$17,948	18,769	19,577	20,152	76,446
Interest expense	5,853	6,601	7,242	7,601	27,297

Net interest income	12,095	12,168	12,335	12,551	49,149
Provision for loan losses	525	525	275	300	1,625

Net interest income after provision for loan losses	11,570	11,643	12,060	12,251	47,524

Investment secuities gains	2	1	—	31	34
Other noninterest income	3,901	3,975	3,805	4,799	16,480
Noninterest expense	10,066	10,085	10,026	10,658	40,835

Net income before provision for income taxes	5,407	5,534	5,839	6,423	23,203
Provision for income taxes	1,757	1,803	2,038	2,364	7,962

Net income	$3,650	3,731	3,801	4,059	15,241

Per Share Data
Net income—basic	$0.58	0.59	0.60	0.63	2.40

Net income—diluted	$0.57	0.58	0.59	0.63	2.37

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2005
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$14,289	15,497	16,255	16,742	62,783
Interest expense	3,476	3,943	4,789	5,071	17,279

Net interest income	10,813	11,554	11,466	11,671	45,504
Provision for loan losses	600	600	600	600	2,400

Net interest income after provision for loan losses	10,213	10,954	10,866	11,071	43,104

Investment secuities gains	54	15	12	1	82
Other noninterest income	3,637	3,923	3,830	3,930	15,320
Noninterest expense	8,776	9,557	9,712	9,739	37,784

Net income before provision for income taxes	5,128	5,335	4,996	5,263	20,722
Provision for income taxes	1,717	1,788	1,673	1,764	6,942

Net income	$3,411	3,547	3,323	3,499	13,780

Per Share Data
Net income—basic	$0.54	0.56	0.53	0.55	2.18

Net income—diluted	$0.53	0.55	0.52	0.55	2.15

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

Intercompany Transactions

The Company’s trust department manages the Company’s employee benefit plans

The Company has determined that the Company’s trust department is considered “related” with respect to SFAS No. 57 disclosure requirements due to the fact that the department manages the assets of the Company’s applicable employee benefit plans.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

limitations on extensions of credit also may apply. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

Although determined to be in the normal course of business, certain of the Company’s Directors and Named Executive Officers are also customers who, including their related interests, were indebted to the Company in the approximate amounts of $16.8 million at December 31, 2006. Directors and Named Executive Officers at December 31, 2005 were indebted to the Company in the approximate amounts of $16.7 million at December 31, 2005. Such indebtedness does not include bankcard balances, as these balances are deemed to be immaterial, nor is it adjusted for joint guarantor relationships. From January 1, 2006 through December 31, 2006, these Directors and Named Executive Officers and their related interests were given credit extensions and received disbursements on existing borrowings totaling $1.3 million and repaid $1.2 million. A portion of these new and repaid loans may have been the result of refinancing activity during the year.

Certain Business Relationships

From time to time the Company makes payments to related parties as defined above for property or services. Required disclosures relating to such relationships are set forth in the definitive Proxy Statement of the Company filed in connection with its 2007 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) and several other members of the Company’s senior management as of December 31, 2006, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

See Item 8. Financial Statements and Supplementary Data which include management’s report on internal control over financial reporting and the attestation report thereon issued by Elliott Davis, LLC.

During the fourth quarter of 2006, the Company did not make any changes in its internal controls over financial reporting that has materially affected is reasonably likely to materially affect those controls.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2007 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2007 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by these items is set forth in the definitive Proxy Statement of the Company filed in connection with its 2007 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by these items is set forth in the definitive Proxy Statement of the Company filed in connection with its 2007 Annual Meeting of the Shareholders, which is incorporated herein by reference.

Part IV

Item 15. Exhibits,	Financial Statement Schedules

(a)    (1) All Financial Statements

See Item 8.

(2) Financial Statement Schedules

All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Company required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted, or the required information is contained in the Consolidated Financial Statements or the notes thereto, which are included in Item 8 hereof.

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

Copies of exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ L. LEON PATTERSON L. Leon Patterson	Director Chairman Chief Executive Officer Palmetto Bancshares, Inc.	March 16, 2007

/s/ PAUL W. STRINGER Paul W. Stringer	Director President Chief Operating Officer Palmetto Bancshares, Inc. Chief Accounting Officer	March 16, 2007

/s/ W. FRED DAVIS, JR. W. Fred Davis, Jr.	Director	March 16, 2007

/s/ DAVID P. GEORGE, JR. David P. George, Jr.	Director	March 16, 2007

/s/ MICHAEL D. GLENN Michael D. Glenn	Director	March 16, 2007

/s/ JOHN T. GRAMLING, II John T. Gramling, II	Director	March 16, 2007

/s/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	March 16, 2007

Signature	Title	Date

/s/ SAM B. PHILLIPS, JR. Sam B. Phillips, Jr.	Director	March 16, 2007

/s/ ALBERT V. SMITH Albert V. Smith	Director	March 16, 2007

/s/ ANN B. SMITH Ann B. Smith	Director	March 16, 2007

/s/ EDWARD KEITH SNEAD, III Edward Keith Snead, III	Director	March 16, 2007

/s/ JANE S. SOSEBEE Jane S. Sosebee	Director	March 16, 2007

/s/ L. STEWART SPINKS L. Stewart Spinks	Director	March 16, 2007

/s/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	March 16, 2007

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002