Form 10-Q
period 2007-03-31
PALMETTO BANCSHARES INC
filed 2007-05-10
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at May 1, 2007
-----------------------------		-------------------------------
Common stock, $5.00 par value		6,385,560

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$30,463	43,084
Federal funds sold	35,090	3,582
Total cash and cash equivalents	65,553	46,666

Federal Home Loan Bank ("FHLB") stock, at cost	2,527	2,599
Investment securities available for sale, at fair market value	107,072	116,567
Mortgage loans held for sale	4,211	1,675

Loans	954,221	945,913
Less: allowance for loan losses	(8,460)	(8,527)
Loans, net	945,761	937,386

Premises and equipment, net	25,002	24,494
Goodwill	3,691	3,691
Other intangible assets	114	126
Accrued interest receivable	5,960	6,421
Other	13,606	13,511
Total assets	$1,173,497	1,153,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$138,771	133,623
Interest-bearing	878,931	859,958
Total deposits	1,017,702	993,581

Retail repurchase agreements	9,905	14,427
Commercial paper (Master notes)	24,275	20,988
Federal funds purchased	-	6,000
FHLB borrowings - long-term	10,000	100,000
Accrued interest payable	1,551	1,584
Other	6,889	6,180
Total liabilities	1,070,322	1,052,760

Commitments and contingencies (Note 14)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,381,960 and 6,367,450
at March 31, 2007 and December 31, 2006, respectively	31,910	31,837
Capital surplus	1,248	1,102
Retained earnings	70,680	68,132
Accumulated other comprehensive loss, net of tax	(663)	(695)
Total shareholders' equity	103,175	100,376

Total liabilities and shareholders' equity	$1,173,497	1,153,136

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods ended March 31,
	2007	2006
	(unaudited)
Interest income
Interest and fees on loans	$18,766	16,453
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	435	530
State and municipal (nontaxable)	424	497
Mortgage-backed securities (taxable)	312	222
Interest on federal funds sold	224	193
Dividends on FHLB stock	37	53
Total interest income	20,198	17,948

Interest expense
Interest on deposits	7,227	5,234
Interest on retail repurchase agreements	146	174
Interest on commercial paper	238	138
Interest on federal funds purchased	29	2
Interest on FHLB borrowings - short-term	-	105
Interest on FHLB borrowings - long-term	95	200
Total interest expense	7,735	5,853

Net interest income	12,463	12,095

Provision for loan losses	367	525

Net interest income after provision for loan losses	12,096	11,570

Noninterest income
Service charges on deposit accounts	1,908	1,986
Fees for trust and brokerage services	696	781
Mortgage-banking income	348	222
Investment securities gains	-	2
Other	880	912
Total noninterest income	3,832	3,903

Noninterest expense
Salaries and other personnel	6,137	5,775
Occupancy	370	383
Furniture and equipment	481	497
Premises and equipment leases and rentals	290	315
Premises and equipment depreciation	506	503
Marketing	268	406
Amortization of core deposit intangibles	12	12
Other	2,078	2,175
Total noninterest expense	10,142	10,066

Net income before provision for income taxes	5,786	5,407

Provision for income taxes	2,025	1,757

Net income	$3,761	3,650

Common and Per Share Data
Net income - basic	$0.59	0.58
Net income - diluted	0.58	0.57
Cash dividends	0.19	0.18
Book value	16.17	14.42

Weighted average common shares outstanding - basic	6,378,516	6,343,247
Weighted average common shares outstanding - diluted	6,455,805	6,444,002

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data)
(unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				3,650		3,650
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $127					(203)
Plus: reclassification adjustment included
in net income, net of tax effect of $1					(1)
Net unrealized gains on securities						(204)

Comprehensive income						3,446

Cash dividend declared and paid ($0.18 per share)				(1,143)		(1,143)
Compensation expense related to stock options			24			24
Exercise of stock options	19,300	97	194			291

Balance at March 31, 2006	6,350,635	$31,753	$877	$60,039	$(1,110)	$91,559

Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income				3,761		3,761
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $20					32
Plus: reclassification adjustment included
in net income, net of tax effect of $0					-
Net unrealized gains on securities						32

Comprehensive income						3,793

Cash dividend declared and paid ($0.19 per share)				(1,213)		(1,213)
Compensation expense related to stock options			33			33
Exercise of stock options	14,510	73	113			186

Balance at March 31, 2007	6,381,960	$31,910	$1,248	$70,680	$(663)	$103,175

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the three month periods ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$ 3,761	3,650
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation, amortization, and accretion, net	551	487
Investment securities gains	-	(2)
Provision for loan losses	367	525
Origination of mortgage loans held for sale	(15,513)	(13,487)
Proceeds from sale of mortgage loans held for sale	13,155	15,620
Gain on sale of mortgage loans	(178)	(158)
Compensation expense related to stock options granted	33	24
Loss on disposition of other real estate owned	166	114
Increase (decrease) of other assets, net	700	(1,610)
Increase (decrease) of other liabilities, net	656	(1,405)

Net cash provided by operating activities	3,698	3,758

Cash flows from investing activities
Purchase of investment securities available for sale	(5,659)	(8,544)
Maturities, redemption, calls, and principal repayment of investment securities available for sale	15,173	5,182
Proceeds from sales of investment securities available for sale	-	4,128
Redemption of FHLB stock, net	72	602
Origination of loans, net	(9,243)	4,942
Proceeds on sale of other real estate owned	1	931
Purchases of premises and equipment	(1,014)	(930)

Net cash used in investing activities	(670)	6,311

Cash flows from financing activities
Deposits, net	24,121	45,677
(Decrease) increase of retail repurchase agreements, net	(4,522)	997
Increase in commercial paper, net	3,287	231
(Decrease) of federal funds purchased, net	(6,000)	(1,000)
(Decrease) of other short-term borrowings, net	-	(16,900)
Other common stock activity	186	291
Cash dividends paid on common stock	(1,213)	(1,143)

Net cash provided by financing activities	15,859	28,153

Net increase of cash and cash equivalents	18,887	38,222
Cash and cash equivalents, beginning of the period	46,666	37,976

Cash and cash equivalents, end of the period	$ 65,553	76,198

Supplemental Cash Flow Data
Cash paid during the period for
Interest expense	$ 7,768	5,727
Income taxes	8	1,649
Significant noncash investing and financing activities
(Decrease) increase of unrealized loss on investment securities available for sale	$ (52)	332
Loans transferred to other real estate owned, at fair market value	501	52

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc. (the "Company"), which includes its wholly owned subsidiary, The Palmetto Bank (the "Bank"), and the Bank's wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital").  In management's opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature.  Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company's Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company's management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in the Company's Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on prior period net income or retained earnings as previously reported.

During 2006, but subsequent to the first quarter of 2006, the Company made the following reclassifications in the Consolidated Statements of Income:

  Certain accounts related to service charges on deposit accounts in the Other Noninterest Income and Other Noninterest Expense line items were reclassified to the Service Charges on Deposit Accounts line item.
  Certain accounts in the Occupancy line item and the Furniture and Equipment line item were reclassified to the Premises and Equipment Leases and Rentals line item and the Premises and Equipment Depreciation line item.
  Certain accounts in the Other Noninterest Expense line item were reclassified to the Amortization of Core Deposit Intangibles line item.
  Certain accounts in the Marketing line item were deemed to, more often than not, include expenses applicable to general branch operations instead of expenses for creating, communicating, and delivering value to customers and for managing customer relationships, so the Company began classifying this account in the Other Noninterest Expense line item.

The following table summarizes the Company's Consolidated Statements of Income for the three month period ended March 31, 2006 as reported prior to these reclassifications (in thousands).

Noninterest income
Service charges on deposit accounts	$2,058
Fees for trust and brokerage services	781
Mortgage-banking income	222
Investment securities gains	2
Other	919
Total noninterest income	3,982

Noninterest expense
Salaries and other personnel	5,775
Net occupancy	692
Furniture and equipment	1,006
Marketing and advertising	456
Postage and supplies	389
Telephone	213
Professional services	221
Other	1,393
Total noninterest expense	10,145

Net noninterest expense	$6,163

Recently Adopted Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in a Company's statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 was January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Other accounting standards issued by the FASB or other standards-setting bodies may have been adopted that were not applicable to the Company's business and, therefore, did have a material impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In September 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  In such instances, a liability should be recognized for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967."  EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  Although, the Company does not believe the adoption of EITF No. 06-4 will have a material impact on the Company's financial position, results of operations, or cash flows, management is currently analyzing the impact of adoption.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007.  Although, the Company does not believe the adoption of EITF No. 06-5 will have a material impact on the Company's financial position, results of operations, or cash flows, management is currently analyzing the impact of adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective of this Statement is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement applies to all entities, specifies certain election dates, can be applied on an instrument-by-instrument basis with some exceptions, is irrevocable and applies only to entire instruments. One exception is demand deposit liabilities that are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in a cumulative-effect adjustment and, thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS No. 159.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company's business.

2.       Cash and Cash Equivalents

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Cash working funds	$8,112	9,190
Noninterest-earning demand deposits in other banks	11,237	23,511
In-transit funds	11,114	10,383
Interest-earning federal funds sold	35,090	3,582
Total cash and cash equivalents	$65,553	46,666

The average outstanding federal funds sold for the three month periods ended March 31, 2007 and 2006 were $17.5 million and $18.8 million, respectively.  The average outstanding federal funds sold for the year ended December 31, 2006 was $20.9 million. The maximum amount of federal funds sold at any month-end during the three month periods ended March 31, 2007 and 2006 were $24.1 million and $28.6 million, respectively. The maximum amount of federal funds sold at any month-end during the year ended December 31, 2006 was $45.5 million.

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits.  At March 31, 2007, the Federal Reserve required that the Company maintain $9.7 million in reserve balances.  These required reserves were met through vault cash.

3.       Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	March 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$33,394	-	(89)	33,305
State and municipal	49,292	36	(908)	48,420
Mortgage-backed	25,464	105	(222)	25,347
Total investment securities available for sale	$108,150	141	(1,219)	107,072

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$42,554	-	(171)	42,383
State and municipal	48,780	56	(822)	48,014
Mortgage-backed	26,362	72	(264)	26,170
Total investment securities available for sale	$117,696	128	(1,257)	116,567

During the three month period ended March 31, 2007, the Company had immaterial realized gains and losses on sales of investment securities available for sale compared with realized gains of $24 thousand and realized losses amounting to $22 thousand during the three month period ended March 31, 2006.  During the year ended December 31, 2006, the Company had realized gains of $92 thousand and realized losses amounting to $58 thousand on sales of investment securities available for sale.

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006 (dollars in thousands).

	March 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	5	$ 6,952	$ 3	8	26,353	85	13	33,305	88
State and municipal	5	2,455	19	98	37,734	890	103	40,189	909
Mortgage-backed	-	-	-	30	15,541	222	30	15,541	222
Total investment securities available for sale	10	$ 9,407	$ 22	136	79,628	1,197	146	89,035	1,219

	December 31, 2006
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	3	$ 2,980	$ 3	10	39,402	168	13	42,382	171
State and municipal	10	4,898	52	91	34,437	770	101	39,335	822
Mortgage-backed	-	-	-	30	16,327	264	30	16,327	264
Total investment securities available for sale	13	$ 7,878	$ 55	131	90,166	1,202	144	98,044	1,257

Management believes that the above summarized unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity.  If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many factors including, but not limited to, asset - liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

Approximately 80% of the investment securities portfolio was pledged to secure public deposits as of March 31, 2007 as compared with 62% at December 31, 2006 and 86% at March 31, 2006.  Of the Company's $107.1 million available for sale investment securities balance at March 31, 2007, $21.1 million was available as a liquidity source.

Concentrations of Credit Risk. The Company's investment portfolio consists principally of securities issued by government-sponsored enterprises, and securities issued by states and municipalities within the United States. The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

4.       Loans

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	March 31, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial business	$121,056	12.7%	112,264	12.0
Commercial real estate	592,295	62.4	593,377	63.2
Installment	22,221	2.3	22,139	2.4
Installment real estate	66,391	7.0	66,161	7.0
Indirect	45,392	4.8	43,634	4.6
Credit line	1,906	0.2	1,982	0.2
Prime access	52,294	5.5	53,883	5.7
Residential mortgage	36,227	3.8	35,252	3.7
Bankcards	11,191	1.2	11,813	1.3
Business manager	275	-	370	-
Other	1,657	0.2	1,793	0.2
Loans, unadjusted gross	950,905	100.1	942,668	100.3

Loans in process	2,658	0.3	2,587	0.3
Deferred loans fees and costs	658	0.1	658	0.1
Loans, adjusted gross	954,221	100.5	945,913	100.7

Mortgage loans held for sale	4,211	0.4	1,675	0.2
Total loans, gross	958,432	100.9	947,588	100.9

Allowance for loan losses	(8,460)	(0.9)	(8,527)	(0.9)
Total loans, net	$949,972	100.0%	939,061	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $329.2 million, $325.1 million, and $310.0 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. See Note 6 for further discussion regarding the Company's mortgage-servicing rights portfolio. Net gains on the sale of mortgage loans included in Mortgage Banking Income in the Company's Consolidated Statements of Income totaled $178 thousand and $158 thousand for the three month periods ended March 31, 2007 and 2006, respectively.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	March 31,	December 31,	March 31,
	2007	2006	2006
Nonaccrual loans	$12,137	6,999	7,526
Loans past due 90 days and still accruing (1)	243	260	159
	$12,380	7,259	7,685

(1) Substantially all of these loans are bankcard loans

The following table summarizes the activity impacting the allowance for loan losses ("Allowance") for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2007	2006
Allowance, beginning of period	$8,527	8,431
Provision for loan losses	367	525

Loans charged-off	(530)	(279)
Loan recoveries	96	50
Net loans charged-off	(434)	(229)

Allowance, end of period	$8,460	8,727

Troubled debt restructurings entered into by the Company during the three month period ended March 31, 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations.  Any specific allocations identified during the review based on probable losses have been included in the Company's Allowance for the applicable period.

The Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time.  The Company also provides standby letters of credit.  See Note 14 for further discussion regarding the Company's commitments.

At March 31, 2007, of its approximately $93 million qualifying loans available to serve as collateral against borrowings and letters of credit from the FHLB, the Company pledged as collateral $79.0 million.

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

	March 31, 2007
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$135,004	131%	14%
Residential mortgage instruments	201,320	195	21
Nonresidential mortgage instruments	505,623	490	53

	December 31, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$126,742	126%	13%
Residential mortgage instruments	171,828	171	18
Nonresidential mortgage instruments	540,869	539	57

During the first quarter of 2007, management performed several preliminary tasks in order to comply with commercial real estate regulatory reporting requirements. Specifically, in order to adequately monitor segments of the loan portfolio, the Company reviewed its stratifications within the loan portfolio using parameters including, but not limited to, loan type, loan purpose, geographic distribution, and collateral, if applicable, as management believes that this stratification assists in the identification of factors that either heighten or reduce the inherent risk. As a result of this process, management deemed it necessary to adjust various stratification identifiers of such loans resulting in fluctuations within loan outstanding balances when reviewed by such stratification identifiers.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at March 31, 2007, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

5.       Premises and Equipment, Net

The following table summarizes the Company's premises and equipment balances at the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Land	$6,685	6,305
Buildings	17,448	17,124
Leasehold impovements	2,848	2,847
Furniture and equipment	17,931	17,762
Software	3,234	3,194
Bank automobiles	886	859
Premises and equipment, gross	49,032	48,091

Accumulated depreciation and amortization	(24,030)	(23,597)
Premises and equipment, net	$25,002	24,494

At March 31, 2007, the Company had thirty-two full-service banking offices in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (6), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1) in addition to two Palmetto Capital offices independent of banking office locations, 39 automatic teller machine ("ATM") locations (including nine in nonbanking office locations), and five limited service banking offices located in retirement centers in the Upstate.   One principal banking office is located in each of the following counties: Laurens, Greenville, Spartanburg, Greenwood, and Anderson.

During the first quarter of 2007, the Company added a new nonbanking office ATM location at Batesville Plaza Shopping Center in Greenville County.

During 2006, the Company began an expansion of its Greenwood county Montague banking office.  Construction on this office was completed during the first quarter of 2007.

The table set forth below summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	For the three month periods
	ended March 31,
	2007	2006
Accumulated depreciation, beginning of period	$23,597	21,759

Depreciation
Buildings	112	116
Leasehold improvements	40	35
Furniture and equipment	247	248
Software	61	67
Bank automobiles	46	37
Total depreciation	506	503

Disposals	(73)	-

Accumulated depreciation, end of period	$24,030	22,262

6.       Mortgage-Servicing Rights

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retained. All of the Company's loan sales have been without recourse. Mortgage loans serviced for the benefit of others amounted to $329.2 million, $325.1 million, and $310.0 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Mortgage loans serviced for the benefit of others are held by the Company or its subsidiary in a fiduciary or agency capacity for customers and, as such, are not included in the Company's Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

The following table summarizes the changes in the Company's mortgage-servicing rights portfolio for the periods indicated (dollars in thousands).

	For the three month periods
	ended March 31,
	2007	2006
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$2,648	2,626
Capitalized mortgage-servicing rights	203	170
Mortgage-servicing rights portfolio amortization	(67)	(282)
Change in mortgage-servicing rights portfolio valuation allowance	1	114
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$2,785	2,628

Mortgage-servicing rights portfolio amortization as a percentage of the mortgage-servicing rights portfolio, beginning of period, and
capitalized mortgage-servicing rights during the period	9.5%	10.7

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of the Company's mortgage-servicing rights portfolio at March 31, 2007, December 31, 2006, and March 31, 2006 was $2.8 million, $2.7 million, and 2.7 million , respectively.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2007	2006
Valuation allowance, beginning of period	$4	148
Aggregate additions charged and reductions credited to operations	(1)	(114)
Valuation allowance, end of period	$3	34

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company's mortgage-servicing rights portfolio.

7.      Intangible Assets

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Goodwill	$3,691	3,691
Customer list intangibles	114	127
Total intagible assets	$3,805	3,818

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2007	2006
Balance, at beginning of period	$126	175
Less: amortization	(12)	(12)
Balance, at end of period	$114	163

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Customer list intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,665)	(1,653)
Customer list intangibles, net	$114	126

In its Annual Report on Form 10-K for the year ended December 31, 2006, the Company estimated amortization expense related to intangible assets with finite lives of $48 thousand for the year ended December 31, 2007, $45 thousand for the year ended December 31, 2008, and $34 thousand for the year ended December 31, 2009.  Management is aware of no material events or uncertainties that would cause amortization expense related to the Company's intangible assets with finite lives not to be indicative of future financial condition or results of operations or that would cause future financial condition or results of operations to differ materially from these projections.

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

8.       Real Estate and Personal Property Acquired in Settlement of Loans

The following table summarizes real estate and personal property acquired in settlement of loans for the periods indicated (in thousands).

	March 31,	December 31,
	2007	2006
Real estate acquired in settlement of loans	$934	600
Repossessed automobiles acquired in settlement of loans	332	319
Total property acquired in settlement of loans	$1,266	919

The following table summarizes the changes in the Company's real estate acquired in settlement of loans, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2007	2006
Real estate acquired in settlement of loans, beginning of period	$600	1,954
Add: New real estate acquired in settlement of loans	501	52
Less: Sales / recoveries of real estate acquired in settlement of loans	-	(931)
Less: Provision charged to expense	(167)	(143)
Real estate acquired in settlement of loans, end of period	$934	932

Based on the Company's policies and procedures regarding the regular review of fair market values of real estate acquired in settlement of loans and writedowns taken accordingly, management believes that the properties within the portfolio were properly valued at March 31, 2007.

9.       Deposits

The following table summarizes the Company's deposit composition at the dates indicated (in thousands).

	March 31,	December 31,
	2007	2006
Transaction deposit accounts	$492,744	447,236
Money market deposit accounts	113,689	124,874
Savings deposit accounts	42,752	41,887
Time deposit accounts $100,000 and greater	129,594	126,880
Time deposit accounts less than $100,000	238,923	252,704
Total deposit accounts	$1,017,702	993,581

At March 31, 2007, $538 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $606 thousand at December 31, 2006.

The table set forth below summarizes the Company's interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2007	2006
Transaction and money market deposit accounts	$3,180	1,595
Savings deposit accounts	34	35
Time deposit accounts	4,013	3,604
Total interest expense on deposit accounts	$7,227	5,234

10.    Borrowings from the Federal Home Loan Bank

At March 31, 2007, of its approximately $93 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.

The following table summarizes FHLB borrowing information at and for the periods indicated (dollars in thousands).

	At and for the three month
	periods ended March 31,
	2007	2006
Short-term FHLB borrowings
Amount outstanding at period end	$ -	-
Average amount outstanding during period	-	8,454
Maximum amount outstanding at any period end	-	10,900
Rate paid at period end	-%	-
Weighted average rate paid during the period	-	5.04

Long-term FHLB borrowings
Amount outstanding at period end	$ 10,000	23,000
Average amount outstanding during period	10,000	23,000
Maximum amount outstanding at any period end	10,000	23,000
Rate paid at period end	3.85%	3.53
Weighted average rate paid during the period	3.85	3.53

Long-term borrowings are those having maturities greater than one year when executed. The remaining long-term FHLB borrowing of $10.0 million is scheduled to mature during the second quarter of 2007.

Management was not aware of any circumstances at March 31, 2007 that would require prepayment of any of the Company's FHLB advances. Additionally, none of the Company's long-term FHLB advances outstanding at March 31, 2007 had embedded call options.

11.    Other Borrowings

The following table summarizes short-term borrowing information at and for the periods indicated (dollars in thousands).

	At and for the three month
	periods ended March 31,
	2007	2006
Retail repurchase agreements
Amount outstanding at period end	$ 9,905	17,725
Average amount outstanding during period	13,874	19,223
Maximum amount outstanding at any period end	12,771	23,344
Rate paid at period end	3.63%	3.13
Weighted average rate paid during the period	4.27	3.67

Commercial paper
Amount outstanding at period end	$ 24,275	18,146
Average amount outstanding during period	22,251	16,017
Maximum amount outstanding at any period end	24,275	18,146
Rate paid at period end	3.81%	3.31
Weighted average rate paid during the period	4.34	3.49

Federal funds purchased
Amount outstanding at period end	$ -	-
Average amount outstanding during period	2,035	166
Maximum amount outstanding at any period end	14,000	3,000
Rate paid at period end	-%	-
Weighted average rate paid during the period	5.78	4.89

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks and through the Federal Reserve Discount Window.  At March 31, 2007, the Company had additional funding sources totaling of $40 million that were accessible at the Company's option.

12.    Employee Benefit Plans

Postretirement Benefits

Cost of Benefit Plan. The following table summarizes the combined net postretirement benefit expense components for the Company's defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2007	2006
Service cost	$193	141
Interest cost	226	165
Expected return on plan assets	(314)	(229)
Amortization of prior service cost	4	3
Amortization of loss	27	20
Postretirement benefit expense, net	$136	100

Expected Contributions. Contributions to Plan assets totaling $1.1 million are expected during fiscal year 2007. Contributions during the first three months of 2007 totaled $275 thousand compared with $308 thousand during the first three months of 2006.

Stock Option Plan

Stock Option Compensation Expense. The compensation cost that was charged against pretax net income during the first three months of 2007 for stock options was $33 thousand.

Stock Option Activity. 14,510 stock options with a weighted average exercise price of $12.81 were exercised during the first three months of 2007.  Cash received from stock option exercises under the Company's stock option plan for the three month period ended March 31, 2007 was $186 thousand.

401(k) Retirement Plan

During the three month periods ended March 31, 2007 and 2006, the Company made matching contributions to employee 401(k) retirement plans totaling $78 thousand, and $69 thousand, respectively.

13.    Net Income per Common Share

The following table summarizes the Company's reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month periods
	ended March 31,
	2007	2006
Weighted average common shares outstanding - basic	6,378,516	6,343,247
Dilutive impact resulting from potential common share issuances	77,289	100,755
Weighted average common shares outstanding - diluted	6,455,805	6,444,002

Per Share Data
Net income - basic	$ 0.59	0.58
Net income - diluted	0.58	0.57

At March 31, 2007, all outstanding options were included in the calculation of diluted net income per common share because the exercise price of all options was lower than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.19 and $0.18 per share for the three month periods ended March 31, 2007 and 2006, respectively.

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

Lease Agreements

During January 2007, the Company entered into a ground lease agreement for leased property at which the Company will house a new ATM.  This ground lease is located in a market area that the Company currently serves.

Lending Commitments

The Company's contractual commitments to extend credit increased slightly from $265.8 million at December 31, 2006 to $277.8 million at March 31, 2007.

Guarantees

At March 31, 2007, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2007 was $9.2 million compared with $8.3 million at December 31, 2006.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at March 31, 2007.

Other Off-Balance Sheet Arrangements

At March 31, 2007, the Company had no interest in unconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

At March 31, 2007, of its approximately $93 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed and employed $69.0 million in a letter of credit. FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company's available credit based on qualifying loans to serve as collateral.  The Company uses the FHLB letter of credit for collateralization of public deposits.

15.    Derivative Financial Instruments and Hedging Activities

At March 31, 2007, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $8.8 million at March 31, 2007.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at March 31, 2007.

16.    Regulatory Capital Requirements

At March 31, 2007, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under United States federal banking regulations. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). Since March 31, 2007, there have been no events or conditions that management believes would change these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2007
Total capital to risk-weighted assets
Company	$108,215	10.27%	84,303	8.00	n/a	n/a
Bank	108,197	10.27	84,303	8.00	105,378	10.00

Tier 1 capital to risk-weighted assets
Company	99,755	9.47	42,151	4.00	n/a	n/a
Bank	99,737	9.46	42,151	4.00	63,227	6.00

Tier 1 capital to average assets
Company	99,755	8.65	46,107	4.00	n/a	n/a
Bank	99,737	8.65	46,121	4.00	57,651	5.00

At March 31, 2006
Total capital to risk-weighted assets
Company	$97,278	10.31%	75,447	8.00	n/a	n/a
Bank	96,098	10.19	75,447	8.00	94,309	10.00

Tier 1 capital to risk-weighted assets
Company	88,551	9.39	37,724	4.00	n/a	n/a
Bank	87,371	9.26	37,724	4.00	56,586	6.00

Tier 1 capital to average assets
Company	88,551	8.18	43,310	4.00	n/a	n/a
Bank	87,371	8.06	43,338	4.00	54,173	5.00

17.    Subsequent Events

During May 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its Corporate Headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company's new headquarters will be constructed on the site of the Company's current downtown Greenville banking office that is leased from the same lessor. The lease provides for an initial term of fifteen years and five options to extend the term after the initial term expiration date, of five years each.  In conjunction with the demolition of the current downtown Greenville banking office, the Company anticipates a write off of approximately $400 thousand in leasehold improvements during the second quarter of 2007.  The Company anticipates construction completion during the third quarter of 2008. The Company is currently analyzing the accounting treatment of this lease agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company.  The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data appearing in this report as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  Results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based on rounded results presented herein.

General

Palmetto Bancshares, Inc. is a regional financial services holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 32 retail banking offices in the Upstate, South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the "Upstate").  In addition to retail offices, at March 31, 2007, the Company had 39 automatic teller machine ("ATM") locations (including nine at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. Additionally, during the first quarter of 2007, the Company added a new nonbanking office ATM location at Batesville Plaza Shopping Center in Greenville County.  The Bank was organized and chartered under South Carolina law in 1906. Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes its brokerage subsidiary, Palmetto Capital, Inc. ("Palmetto Capital"), except where the context requires otherwise.

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

Securities and Exchange Commission

The public may read and copy any materials filed in hard copy by the Company with the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file reports electronically.  This site may be accessed at www.sec.gov.  Filings filed by the Company electronically with the SEC may be accessed through this website.

Other Information

The Company currently makes reports filed with the Securities and Exchange Commission available, free of charge, through its website (www.palmettobank.com) through a link to the SEC's website as noted above.  The Company is currently exploring options to make such reports available through its website without having to navigate from its main website.  Such reports may also be requested through sending written correspondence directed to 301 Hillcrest Drive, Laurens, South Carolina 29360 Attention: Senior Vice President, Finance and Accounting.

Impact of Inflation

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles.  These principles require the measurement of financial condition and results of operations in terms of historical dollars without considering changes in relative purchasing power over time due to inflation.

Unlike many companies that manufacture goods or provide services, virtually all of the assets and liabilities of the Company are monetary in nature and, as a result, the Company's operations could be significantly impacted by interest rate fluctuations.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such changes in interest rates are impacted by inflation.  The Company intends to continue to actively manage the gap between its interest-sensitive assets and liabilities.  See Disclosures Regarding Market Risk contained herein for discussion regarding the relationship of the Company's interest-sensitive assets and liabilities.

Critical Accounting Policies

The Company's accounting and financial reporting policies are in conformity with generally accepted accounting principles ("GAAP").  The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of revenue and expense during the reporting period.  The Company's significant accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2006.  In conjunction with that filing, management and the Company's independent registered public accounting firm discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company's Board of Directors.

Highlights

The following tables summarize the Company's financial highlights at and for the dates indicated (dollars in thousands).

(dollars in thousands, except common and per share data)
	At and for the three month
	periods ended March 31,		Dollar	Percent
	2007	2006	Variance	Variance
	(unaudited)

SUMMARY OF EARNINGS
Interest income	$20,198	17,948	2,250	12.5%
Interest expense	7,735	5,853	1,882	32.2
Net interest income	12,463	12,095	368	3.0
Provision for loan losses	367	525	(158)	(30.1)
Net interest income after provision for loan losses	12,096	11,570	526	4.5
Noninterest income	3,832	3,903	(71)	(1.8)
Noninterest expense	10,142	10,066	76	0.8
Income before provision for income taxes	5,786	5,407	379	7.0
Provision for income taxes	2,025	1,757	268	15.3
Net income	$3,761	3,650	111	3.0%

COMMON SHARE DATA
Net income:
Basic	$0.59	0.58	0.01	1.7%
Diluted	0.58	0.57	0.01	1.8
Cash dividends	0.19	0.18	0.01	5.6
Book value	16.17	14.42	1.75	12.1
Outstanding shares	6,381,960	6,350,635	31,325	0.5
Weighted average outstanding - basic	6,378,516	6,343,247	35,269	0.6
Weighted average outstanding - diluted	6,455,805	6,444,002	11,803	0.2
Dividend payout ratio	32.24%	31.32	0.92	2.9

PERIOD-END BALANCES
Assets	$1,173,497	1,153,136	20,361	1.8%
Investment securities available for sale, at fair market value	107,072	116,567	(9,495)	(8.1)
Loans (1)	958,432	947,588	10,844	1.1
Deposits and borrowings	1,061,882	1,044,996	16,886	1.6
Shareholders' equity	103,175	100,376	2,799	2.8

AVERAGE BALANCES
Assets	$1,156,747	1,087,303	69,444	6.4%
Interest-earning assets	1,085,022	1,016,285	68,737	6.8
Investment securities available for sale, at fair market value	113,443	125,918	(12,475)	(9.9)
Loans (1)	951,523	868,109	83,414	9.6
Deposits and borrowings	1,046,386	131,621	914,765	695.0
Shareholders' equity	102,120	91,240	10,880	11.9

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.32%	1.36	(0.04)	(2.9)%
Return on average shareholders' equity	14.94	16.22	(1.28)	(7.9)
Net interest margin	4.66	4.83	(0.17)	(3.5)

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Financial Condition

The following information is intended to supplement any information relating to the Consolidated Balance Sheets contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	March 31,	December 31,	Dollar	Percent
	2007	2006	variance	variance

ASSETS
Cash and cash equivalents
Cash and due from banks	$ 30,463	43,084	(12,621)	(29.3)%
Federal funds sold	35,090	3,582	31,508	879.6
Total cash and cash equivalents	65,553	46,666	18,887	40.5

Federal Home Loan Bank ("FHLB") stock, at cost	2,527	2,599	(72)	(2.8)
Investment securities available for sale, at fair market value	107,072	116,567	(9,495)	(8.1)
Mortgage loans held for sale	4,211	1,675	2,536	151.4

Loans	954,221	945,913	8,308	0.9
Less: allowance for loan losses	(8,460)	(8,527)	67	(0.8)
Loans, net	945,761	937,386	8,375	0.9

Premises and equipment, net	25,002	24,494	508	2.1
Goodwill	3,691	3,691	-	-
Other intangible assets	114	127	(13)	(10.2)
Accrued interest receivable	5,960	6,421	(461)	(7.2)
Other	13,606	13,510	96	0.7
Total assets	$ 1,173,497	1,153,136	20,361	1.8%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 138,771	133,623	5,148	3.9%
Interest-bearing	878,931	859,958	18,973	2.2
Total deposits	1,017,702	993,581	24,121	2.4

Retail repurchase agreements	9,905	14,427	(4,522)	(31.3)
Commercial paper (Master notes)	24,275	20,988	3,287	15.7
Federal funds purchased	-	6,000	(6,000)	(100.0)
FHLB borrowings - long-term	10,000	10,000	-	-
Accrued interest payable	1,551	1,584	(33)	(2.1)
Other	6,889	6,180	709	11.5
Total liabilities	1,070,322	1,052,760	17,562	1.7

Shareholders' Equity
Common stock	31,910	31,837	73	0.2
Capital surplus	1,248	1,102	146	13.2
Retained earnings	70,680	68,132	2,548	3.7
Accumulated other comprehensive loss, net of tax	(663)	(695)	32	(4.6)
Total shareholders' equity	103,175	100,376	2,799	2.8

Total liabilities and shareholders' equity	$ 1,173,497	1,153,136	20,361	1.8%

Federal Home Loan Bank ("FHLB") System

The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.   A member's FHLB capital stock requirement is an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB's Capital Plan.  The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2007 of $2.5 million. Dividends on FHLB capital stock have yielded returns of 5.8% and 6.3% for the three month periods ended March 31, 2007 and 2006, respectively.  Although it does not provide borrowing capacity, a member's capital stock is pledged to the FHLB as additional collateral to secure the member's indebtedness.

Investment Securities Available for Sale

Investment securities available for sale totaled $107.1 million at March 31, 2007, a decrease of $9.5 million, or 8.1%, when compared with December 31, 2006.  Average balances of available for sale investment securities decreased from $125.9 million during the three months ended March 31, 2006 to $113.4 million during the same period of 2007. The following table summarizes the composition of the Company's investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Government-sponsored enterprises	$33,305	31.1%	42,383	36.4
State and municipal	48,420	45.2	48,014	41.2
Mortgage-backed	25,347	23.7	26,170	22.4
Total investment securities available for sale	$107,072	100.0%	116,567	100.0

At March 31, 2007, the investment security portfolio represented 9.1% of total assets, a decline from 10.1% at December 31, 2006. The decline in the total investment securities portfolio of approximately 8.1% from December 31, 2006 to March 31, 2007 resulted primarily from short-term taxable securities issued by government-sponsored enterprises ("GSEs") not being reinvested but instead being used to fund loan growth and repay borrowings during the three month period ended March 31, 2007.

See Part I, Item 1. Financial Statements, Consolidated Statements of Cash Flows contained herein for further discussion regarding how purchases of and proceeds from the sale, maturities, and / or calls of investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the three month period ended March 31, 2007.

See Part I, Item 1. Financial Statements, Note 3 contained herein for further discussion regarding the Company's investment securities portfolio.

Concentrations of Credit Risk. The following table summarizes the amortized cost and fair market value of the securities of issuers that, in the aggregate, exceed ten percent of shareholders' equity at March 31, 2007 (dollars in thousands).

	Amortized Cost	% of GSEs	Fair market value	% of GSEs
Government-sponsored enterprises
FHLB	$20,442	61.2%	20,384	61.2
FHLMC	11,970	35.9	11,951	35.9
FNMA	982	2.9	970	2.9
	$33,394	100.0%	33,305	100.0

	Amortized Cost	% of MBSs	Fair market value	% of MBSs
Mortgage-backed
FHLMC	$8,538	33.5%	8,415	33.2
FNMA	16,926	66.5	16,932	66.8
	$25,464	100.0%	25,347	100.0

	Amortized Cost	% of portfolio amortized cost	Fair market value	% of portfolio fair market value
Total GSEs and MBSs
FHLB	$20,442	18.9%	20,384	19.0
FHLMC	20,508	19.0	20,366	19.0
FNMA	17,908	16.5	17,902	16.7
	$58,858	54.4%	58,652	54.7

The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Loans

General.  Loans represent the most significant component of the Company's interest-earning assets with average loans accounting for 87.7% and 85.4% of average interest-earning assets during the first three months of 2007 and 2006, respectively.  The following table summarizes the Company's loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	March 31, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial and industrial	$135,004	14.1%	126,742	13.4

Real estate - 1 - 4 family	201,320	21.0	171,828	18.1
Real estate - construction	26,469	2.8	19,959	2.1
Real estate - other	505,623	52.7	540,869	57.1
Total loans secured by real estate	733,412	76.5	732,656	77.3

General consumer	72,917	7.6	70,502	7.4
Credit line	4,961	0.5	4,868	0.5
Bankcards	11,191	1.2	11,813	1.3
Others	947	0.1	1,007	0.1
Total loans	$958,432	100.0%	947,588	100.0

During the first quarter of 2007, management performed several preliminary tasks in order to comply with commercial real estate regulatory reporting requirements. Specifically, in order to adequately monitor segments of the loan portfolio, the Company reviewed its stratifications within the loan portfolio using parameters including, but not limited to, loan type, loan purpose, geographic distribution, and collateral, if applicable, as management believes that this stratification assists in the identification of factors that either heighten or reduce the inherent risk. As a result of this process, management deemed it necessary to adjust various stratification identifiers of such loans resulting in fluctuations within loan outstanding balances when reviewed by such stratification identifiers.  These reclassifications may impact the comparability of 2006 and 2007 balances.

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	March 31, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial business	$121,056	12.7%	112,264	12.0
Commercial real estate	592,295	62.4	593,377	63.2
Installment	22,221	2.3	22,139	2.4
Installment real estate	66,391	7.0	66,161	7.0
Indirect	45,392	4.8	43,634	4.6
Credit line	1,906	0.2	1,982	0.2
Prime access	52,294	5.5	53,883	5.7
Residential mortgage	36,227	3.8	35,252	3.7
Bankcards	11,191	1.2	11,813	1.3
Business manager	275	-	370	-
Other	1,657	0.2	1,793	0.2
Loans, unadjusted gross	950,905	100.1	942,668	100.3

Loans in process	2,658	0.3	2,587	0.3
Deferred loans fees and costs	658	0.1	658	0.1
Loans, adjusted gross	954,221	100.5	945,913	100.7

Mortgage loans held for sale	4,211	0.4	1,675	0.2
Total loans, gross	958,432	100.9	947,588	100.9

Allowance for loan losses	(8,460)	(0.9)	(8,527)	(0.9)
Total loans, net	$949,972	100.0%	939,061	100.0

During 2006, the Company introduced business credit scoring and began placing an emphasis on small commercial loans.  Management believes that these changes continue to result in increases in commercial business loans as a percentage of the total portfolio.

Management believes that the aggressive commercial real estate building in recent years may indicate an upcoming period of oversupply.  In order to avoid an excess supply of commercial limited-service properties, the Company has tightened underwriting standards with regard to such loans resulting in a decline in commercial real estate loans as a percentage of the total portfolio.

See Part I, Item 1. Financial Statements, Note 4 contained herein for further discussion regarding the Company's loan portfolio.

Credit Quality.  The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands). The composition of nonaccrual loans is based on loan collateral type.

	March 31,	December 31,
	2007	2006

Real estate	$11,507	6,271
Commercial and industrial	530	549
Credit cards	-	-
Other consumer	100	179
Total nonaccrual loans	12,137	6,999

Real estate acquired in settlement of loans	934	600
Repossessed automobiles	332	319
	$13,403	7,918

Loans past due 90 days and still accruing (1)	$243	260

Ending loans (2)	$954,221	945,913
Nonaccrual loans as a percentage of loans (2)	1.27%	0.74
Nonperforming assets as a percentage of
total assets	1.14%	0.69
Allowance for loan losses to nonaccrual
loans	0.70%	1.22

(1) Substantially all of these loans are bankcard loans
(2) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Overall, nonaccrual loans increased $5.1 million from December 31, 2006 to March 31, 2007 primarily with regard to loans secured by real estate.  Management believes that the increase in nonaccrual loans at March 31, 2007 over December 31, 2006 does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to isolated loan circumstances. During the first quarter of 2007, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  At March 31, 2007, the principal balance of these loans totaled $5.3 million.  Management believes the collateral securing these loans is sufficient to cover the Company's exposure.  Excluding the impact of these loans, virtually all other nonaccrual comparisons remained relatively unchanged from December 31, 2006 to March 31, 2007.  In its consideration of collectibility of nonaccrual loans, management takes into consideration, among other factors, that 94.8% of nonaccrual loans at March 31, 2007 were secured by real estate. In the event of foreclosure, management believes losses would be offset by funds received through the liquidation of the underlying real estate collateral.

Troubled debt restructurings entered into by the Company for the years ended December 31, 2006 and December 31, 2005 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations.  Any specific allocations identified during the review based on probable losses have been included in the Company's allowance for loan losses ("Allowance") for the applicable period.

As of March 31, 2007, management was aware of no other potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Through the Company's regular reviews of the facets of its loan portfolio, management determines whether any loans require classification in accordance with applicable regulations.  As such, the Company's believes that loans are appropriately classified.

The following table summarizes the composition of the Company's classified assets by collateral type at the dates indicated (in thousands).

	March 31, 2007
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$320	1,115	838	-	2,273
Real estate	1,584	17,940	842	-	20,366
General consumer	17	300	34	-	351
Credit line	6	30	1	-	37
Total classified loans	$1,927	19,385	1,715	-	23,027

Total classified loans, unadjusted, as a percentage of total loans (1)					2.4%
Total classified loans, adjusted, as a percentage of total loans (1)					1.9%

December 31, 2006
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$301	1,098	839	-	2,238
Real estate	1,063	12,398	942	-	14,403
General consumer	2	321	36	-	359
Credit line	6	47	1	-	54
Total classified loans	$1,372	13,864	1,818	-	17,054

Total classified loans, unadjusted, as a percentage of total loans (1)					1.8%

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Overall, classified assets increased $6.0 million from December 31, 2006 to March 31, 2007.  From a portfolio perspective, the increase was experienced primarily in classified assets secured by real estate.  From a classification perspective, the increase was experienced primarily in substandard assets. Management believes that the increase in classified assets, from both the portfolio and classification perspectives, at March 31, 2007 over December 31, 2006 does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to two loans, secured by other real estate, which were placed in nonaccrual status during the first quarter of 2007 as discussed previously in conjunction with the increase in nonaccrual loans over the same periods. In accordance with the Company's Lending Policy, the loans were downgraded to "substandard." At March 31, 2007, the principal balance of these loans totaled $5.3 million.  Management believes the collateral securing these loans is sufficient to cover the Company's exposure.  Excluding the impact of these loans, virtually all other comparisons, whether from a portfolio or classification perspective, remained relatively unchanged from December 31, 2006 to March 31, 2007.

The following table summarizes the changes in the allowances, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company's real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2007	2006
Real estate acquired in settlement of loans, beginning of period	$600	1,954
Add: New real estate acquired in settlement of loans	501	52
Less: Sales / recoveries of real estate acquired in settlement of loans	-	(931)
Less: Provision charged to expense	(167)	(143)
Real estate acquired in settlement of loans, end of period	$934	932

See Part I, Item 1. Financial Statements, Note 8 contained herein for further discussion regarding the Company's real estate and personal property acquired in settlement of loans.

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

	March 31, 2007
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$135,004	131%	14%
Residential mortgage instruments	201,320	195	21
Nonresidential mortgage instruments	505,623	490	53

	December 31, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$126,742	126%	13%
Residential mortgage instruments	171,828	171	18
Nonresidential mortgage instruments	540,869	539	57

As previously discussed, the fluctuations in outstanding balances during the first three months of 2007 were a result of the Company's review of stratifications within the loan portfolio and the resulting adjustments made to various stratification identifiers.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at March 31, 2007, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

The Allowance is analyzed on a monthly basis by management using an internal analysis model.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. On a quarterly basis, the Company's Allowance model and conclusions are reviewed and approved by senior management.

The Allowance consists of specific, general, and unallocated components.  The specific component related to loans that are classified as doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted case flows of the impaired loan is lower that the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could impact management's estimate of probable losses.  The unallocated component of the Allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In evaluating the adequacy of the allowance for loan losses and determining the related provision for loan losses, if any, management may consider, though not intended to be an all-inclusive list, collectibility of loans in light of historical experience, change in the size and mix of the overall portfolio composition, specific allocations based on probable losses identified during the review of the portfolio, delinquency trends in the portfolio and the composition of nonperforming loans, including the percent of nonperforming loans with supplemental mortgage insurance or secured by real estate, and subjective factors, including local and general economic business factors and trends, industry and interest rate trends, new lending products, changes in underwriting criteria, and portfolio concentrations. Management is currently using a five year lookback period when computing historical loss rates to determine the allocated component of the Allowance.

The Allowance totaled $8.5 million, at both December 31, 2006 and March 31, 2007, respectively representing 0.90% and 0.89% of loans, calculated using loans excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income.

The following table summarizes the allocation by collateral type of the Allowance and the percentage of loans to total loans, excluding net of unearned balances, at the dates indicated (dollars in thousands). Management believes that the Allowance can be allocated by category only on an approximate basis.  The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in other categories.

	March 31,		December 31,
	2007		2006
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$1,073	14.1%	1,167	13.4
Real estate - 1 - 4 family	1,275	21.0	1,344	18.1
Real estate - construction	32	2.8	20	2.1
Real estate - other	3,679	52.7	2,745	57.1
General consumer	1,060	7.6	1,860	7.4
Credit line	147	0.5	162	0.5
Bankcards	324	1.2	382	1.3
Others	870	0.1	847	0.1
Total	$8,460	100.0%	8,527	100.0

Fluctuations within the allocation of the Allowance from December 31, 2006 to March 31, 2007 result from changes in historical loss experience and changes in the size and mix of the overall portfolio composition. The increase in allocation of the Allowance to the portfolio secured by other real estate was due, in large part, to two loans placed in nonaccrual status during the first three months of 2007 as discussed in Loans, both of which were secured by other real estate.  As such, the loans were downgraded to substandard in accordance with the Company's Lending Policy.  Such downgrades resulted in increased Allowance coverage.  At March 31, 2007, the principal balance of these loans totaled $5.3 million.  The decrease in allocation of the Allowance to the loan portfolio secured by general consumer collateral was due primarily to a decrease in the historical loss percentage with regard to this category.

See Loans contained herein for discussion regarding the composition of the loan portfolio as well as the fluctuations within the portfolio from December 31, 2006 to March 31, 2007.

The following table summarizes activity within the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the three month		At and for the year
	periods ended March 31,		ended December 31,
	2007	2006	2006
Allowance balance, beginning of period	$8,527	8,431	8,431

Provision for loan losses	367	525	1,625

Loans charged-off
Commercial and industrial	106	116	453
Real estate - 1 - 4 family	87	19	247
Real estate - construction	-	-	-
Real estate - other	107	-	191
Consumer	230	144	791
Total loans charged-off	530	279	1,682

Recoveries
Commercial and industrial	18	22	37
Real estate - 1 - 4 family	3	-	15
Real estate - construction	-	-	-
Real estate - other	1	2	6
Consumer	74	26	95
Total recoveries	96	50	153

Net loans charged-off	434	229	1,529

Allowance balance, end of period	$8,460	8,727	8,527

Average loans (1)	$949,102	865,183	895,062

Ending loans (1)	954,221	860,958	945,913

Net loans charged-offs to average loans (1)	0.19%	0.11	0.17

Allowance for loan losses to ending loans (1)	0.89	1.01	0.90

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

See Earnings Review, Provision for Loan Losses contained herein for discussion regarding the decrease in the provision for loan losses from the first three months of 2006 to the same period of 2007.

Total net loans charged-off totaled $434 thousand during the first three months of 2007 up from $229 thousand during the same period of 2006. Management believes that net loans charged-off during the first quarter of 2006 were not believed to necessarily be indicative of historical or future credit trends.  For the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2007, net loans charged-offs as a percentage of average loans were 0.11%, 0.17%, 0.19%, 0.21%, and 0.19%, respectively.  The majority of the increase in net loans charged-off from the three month period ended March 31, 2006 to the same period of 2007 was related to loans secured by real estate.

The level of the Allowance during the first three months of 2007 was also impacted by growth within the loan portfolio during the period.

Management believes that the declining trend of the Allowance to ending loans results from several factors including, but not limited to, management's conservative philosophy regarding its lending mix which impacts risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk that other types of lending, all of which impact Allowance allocations.

Based on the current economic environment and other factors that impact the assessment of the Company's Allowance as discussed above, management believes that the Allowance at March 31, 2007 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.  However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits

The following table summarizes the Company's deposit composition at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2007		2006
	Total	% of Total	Total	% of Total
Noninterest-bearing transaction deposit accounts	$138,771	13.6%	133,623	13.4
Interest-bearing transaction deposit accounts	353,973	34.8	313,613	31.6
Transaction deposit accounts	492,744	48.4	447,236	45.0

Money market deposit accounts	113,689	11.2	124,874	12.6
Savings deposit accounts	42,752	4.2	41,887	4.2
Time deposit accounts	368,517	36.2	379,584	38.2
Total traditional deposit accounts	$1,017,702	100.0%	993,581	100.0

Core traditional deposit accounts, which include checking, money market, and savings accounts, grew by $35.2 million during the first three months of 2007, or 5.7%.

The increase in transaction deposit accounts core traditional during both the period was primarily a result of the Company's continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company's reputation in the communities served. Additionally, the Company has made efforts to enhance its deposit mix by working to attract lower cost deposit accounts.  The Company believes that the growth in core traditional deposit continues to be enhanced by the introduction, continuation, and enhancement of programs and promotions, such as the Seniority Club checking product, a health savings account product, and new business investment money market account, as well as by the Bank's new customer referral program.

During 2006, the Company reported $14 million of growth within money market deposit accounts related to temporary public funds from one entity and an increase in money market funds of the Company's trust department of approximately $6 million. During the first three months of 2007, $6 million of the public funds were transferred from the Bank, and, in addition, money market funds of the Bank's trust department declined $7 million, which together contributed to the decline in money market deposit accounts over the periods noted.

Time deposit accounts decreased by $11.1 million, or 2.9% during the first three months of 2007. 15 month certificate of deposit accounts offered by the Company during December 2005 began to mature during the first thee months of 2007.  The Company typically offers specifically targeted time deposit programs in an effort to retain maturing funds.   The decline in time deposit accounts during this period was due in large part to the funds that the Company was unable to retain and the maturing funds that were reinvested by customers into different Company deposit products.

The table set forth below summarizes the Company's weighted average deposit costs for the periods indicated.

	For the three month
	periods ended March 31,
	2007	2006
Average cost of core deposit accounts	2.66%	1.67
Average cost of time deposit accounts	4.31	3.69
Average cost of total traditional deposit accounts	3.38	2.68

The table set forth below summarizes the Company's interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2007	2006
Transaction deposit accounts	$2,200	806
Money market deposit accounts	980	789
Savings deposit accounts	34	35
Time deposit accounts	4,013	3,604
Total interest expense on deposit accounts	$7,227	5,234

Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2006 to March 31, 2007.  At March 31, 2007, traditional deposit accounts as a percentage of liabilities were 95.1% compared with 94.4% at December 31, 2006. Due to the level of funding provided by traditional deposit, the Company has not had to rely as heavily on alternative funding sources from which to fund a portion of loan demand.

Borrowings

Borrowings decreased $7.2 million at the end of the first three months of 2007 when compared with the end of 2006.  Borrowings as a percentage of total liabilities were approximately 4.1% and 4.9% at March 31, 2007 and December 31, 2006, respectively. The following table summarizes the Company's borrowings composition at the dates indicated (dollars in thousands).

	March 31, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$9,905	22.4%	14,427	28.1
Commercial paper	24,275	55.0	20,988	40.8
Federal funds purchased	-	-	6,000	11.7
FHLB borrowings - short - term	-	-	-	-
FHLB borrowings - long - term	10,000	22.6	10,000	19.4
Total borrowings	$44,180	100.0%	51,415	100.0

At March 31, 2007, of its approximately $93 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law. However, the utilization of FHLB letters of credit reduces the Company's available credit based on qualifying loans to serve as collateral.  The Company uses the FHLB letter of credit for collateralization of public deposits.

The following table summarizes short-term borrowing information at and for the periods indicated (dollars in thousands).

	At and for the three month
	periods ended March 31,
	2007	2006
Retail repurchase agreements
Amount outstanding at period end	$9,905	17,725
Average amount outstanding during period	13,874	19,223
Maximum amount outstanding at any period end	12,771	23,344
Rate paid at period end	3.63%	3.13
Weighted average rate paid during the period	4.27	3.67

Commercial paper
Amount outstanding at period end	$24,275	18,146
Average amount outstanding during period	22,251	16,017
Maximum amount outstanding at any period end	24,275	18,146
Rate paid at period end	3.81%	3.31
Weighted average rate paid during the period	4.34	3.49

Federal funds purchased
Amount outstanding at period end	$-	-
Average amount outstanding during period	2,035	166
Maximum amount outstanding at any period end	14,000	3,000
Rate paid at period end	-%	-
Weighted average rate paid during the period	5.78	4.89

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

The following table summarizes FHLB borrowing information at and for the periods indicated (dollars in thousands).

	At and for the three month
	periods ended March 31,
	2007	2006
Short-term FHLB borrowings
Amount outstanding at period end	$-	-
Average amount outstanding during period	-	8,454
Maximum amount outstanding at any period end	-	10,900
Rate paid at period end	-%	-
Weighted average rate paid during the period	-	5.04

Long-term FHLB borrowings
Amount outstanding at period end	$10,000	23,000
Average amount outstanding during period	10,000	23,000
Maximum amount outstanding at any period end	10,000	23,000
Rate paid at period end	3.85%	3.53
Weighted average rate paid during the period	3.85	3.53

Long-term borrowings are those having maturities greater than one year when executed. The remaining long-term FHLB borrowing of $10.0 million is scheduled to mature during the second quarter of 2007.

Management was not aware of any circumstances at March 31, 2007 that would require prepayment of any of the Company's FHLB advances. Additionally, none of the Company's long-term FHLB advances outstanding at December 31, 2006 had embedded call options.

Rates paid during the three month period ended March 31, 2007 increased from those paid for the three month period ended March 31, 2006. The primary reason for this change is the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

Capital Resources

Average shareholders' equity was $102.1 million for the three month period ended March 31, 2007, or 8.8% of average assets, compared with $91.2 million, or 8.4% of average assets, for the same period of 2006.

Total shareholders' equity increased from $100.4 million at December 31, 2006 to $103.2 million at March 31, 2007. The Company's capital ratio of total shareholders' equity to total assets was 8.8% at March 31, 2007 compared with 8.7% at December 31, 2006. During the first three months of 2007, shareholders' equity was increased through the retention of net income, stock option activity, compensation expense related to stock options granted and a slight improvement in accumulated other comprehensive income.  These increases were offset by an increase in cash dividends when comparing the three month period ended March 31, 2007 with the same period of 2006.  See Part I, Item 1. Financial Statements, Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income contained herein for further discussion regarding the changes in stockholders' equity during the three month period ended March 31, 2007.

Palmetto Bancshares and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At March 31, 2007 and 2006, both were each categorized as well capitalized under the regulatory framework for prompt corrective regulatory action.

See Part I, Item 1. Financial Statements, Note 16 contained herein for further discussion regarding the Bank's and the Palmetto Bancshares' capital regulatory requirements.  At March 31, 2007, there were no conditions or events of which management was aware that would materially change Palmetto Bancshares' or the Bank's status.

For the first three months of 2007, the Company's cash dividend payout ratio was 32.25% compared with a payout ratio of 31.32% during the same period of 2006. Cash dividends per common share during the first quarter of 2007 totaled $0.19, an increase of 5.6% over dividends per common share during the same period of 2006 of $0.18. The amount of the dividends declared is dependent upon the Company's earnings, financial condition, capital position, and such other factors the Board deems relevant.  South Carolina regulations restrict the amount of dividends that the Bank can pay to the holding company and may require prior approval before declaration and payment of any excess dividend.

Management continually reviews opportunities for Upstate expansion that are believed to be in the best interest of the Company, its customers, and its shareholders. During 2006, the Company began an expansion of its Greenwood county Montague banking office.  Construction on this office was completed during the first quarter of 2007.

Disclosures Regarding Market Risk

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At March 31, 2007, the Company had not used any derivatives to alter its interest rate risk profile. The Company's financial instruments include loans, federal funds sold, FHLB stock, investment securities, deposits, and borrowings. At March 31, 2007, the Company's interest-sensitive assets totaled approximately $1.1 billion while interest-sensitive liabilities totaled approximately $923.1 million. At December 31, 2006, the Company's interest-sensitive assets totaled approximately $1.0 billion while interest-sensitive liabilities totaled approximately $879.5 million.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the three month period ended March 31, 2007 was 7.55% and 3.43%, respectively, compared to 7.16% and 2.77%, respectively, for the same period of 2006. The increase in the yield on interest-sensitive assets and the cost of interest-sensitive liabilities resulted from the rising interest rate environment.

The Company evaluated the results of its net interest income simulation prepared as of March 31, 2007 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within limits set by the Company's guidelines and the Company's balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

Net Interest Income Simulation

The following table summarizes forecasted net interest income and net interest margin as of March 31, 2007 using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Adjusted net interest income	Percentage change from base	Net interest margin	Net interest margin change in basis points)
Up 200 basis points	$49,706	(8.50)%	4.50%	(0.42)
Up 100 basis points	52,452	(3.45)	4.75	(0.17)
BASE CASE	54,325	-	4.92	-
Down 100 basis points	57,353	5.57	5.20	0.27
Down 200 basis points	59,489	9.51	5.39	0.47

The simulation results as of March 31, 2007 indicate the Company's interest rate risk position was liability sensitive as the simulated impact of a downward movement in interest rates of 100 basis points would result in a 5.57% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 3.45% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 27 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause an 17 basis point decrease in net interest margin. The projected negative impact on the Company's net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset - Liability Committee's policy.

Liquidity

General

Approximately 80% of the investment securities portfolio was pledged to secure public deposits as of March 31, 2007 as compared with 62% at December 31, 2006 and 86% at March 31, 2006.  Of the Company's $107.1 million available for sale investment securities balance at March 31, 2007, $21.1 million was available as a liquidity source. The fluctuation in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as further discussed in Part I, Item 1. Financial Statements, Note 10 contained herein with regard to the Company's borrowings from the FHLB. Management believes that cash flows from investments, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for 2007.

Each of the Company's sources of liquidity is subject to various uncertainties beyond the control of the Company. As a measure of protection, additional funding sources have been arranged through federal funds lines at correspondent banks, through the Federal Reserve Discount Window, and through the FHLB.  FHLB borrowings are an alternative to other funding sources with similar maturities. At March 31, 2007, of its approximately $93 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law. At March 31, 2007, the Company had additional funding sources totaling $40 million that were accessible at the Company's option.

The Company enters into agreements, in the normal course of business, to extend credit to meet the financial needs of its customers. See Off-Balance Sheet Arrangements for further discussion regarding such agreements. Increased demand for funds under these agreements would reduce the Company's available liquidity and could require additional sources of liquidity.

See Part I, Item 1. Financial Statements, Consolidated Statements of Cash Flows contained herein to review factors that impacted liquidity during the periods presented.

Borrowings

At March 31, 2007, the Company employed $10.0 million in FHLB borrowings, all of which was determined to be long-term when employed. See Borrowings for further discussion regarding the Company's long-tem borrowings, and Part I, Item 1. Financial Statements, Notes 10 and 11 also contained herein for further discussion regarding the Company's borrowings.

Lending Commitments

See Off-Balance Sheet Arrangements and Part I, Item 1. Financial Statements, Note 14 all contained herein for further discussion regarding the potential impact the Company's lending commitments could have on liquidity at March 31, 2007.

Palmetto Bancshares

At March 31, 2007, the holding company had $24.3 million in commercial paper compared with a balance of $21.0 million at December 31, 2006, respectively. The table set forth below summarizes the Company's weighted average borrowing costs with respect to commercial paper for the periods indicated.

	For the three month
	periods ended March 31,
	2007	2006
Average cost of commercial paper	4.34%	3.49

Other

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure of, and reserved for in Other Noninterest Expense in the Consolidated Statements of Income, approximately $174 thousand related to items uncollected at that date.  At the end of the first quarter of 2007, the Bank had collected virtually all of these items.  As such, this reserve was reversed during the first quarter of 2007.

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

The Company's contractual commitments to extend credit increased slightly from $265.8 million at December 31, 2006 to $277.8 million at March 31, 2007.

Guarantees

At March 31, 2007, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2007 was $9.2 million compared with $8.3 million at December 31, 2006.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at March 31, 2007.

Other Off-Balance Sheet Arrangements

At March 31, 2007, the Company had no interest in nonconsolidated special purpose entities nor was it involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs (other than those discussed herein).

At March 31, 2007, of its approximately $93 million available credit based on qualifying loans to serve as collateral against short-term or long-term borrowings from the FHLB, the Company employed $10.0 million in borrowings, all of which was determined to be long-term when employed and employed $69.0 million in a letter of credit. FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company's available credit based on qualifying loans to serve as collateral.  The Company uses the FHLB letter of credit for collateralization of public deposits.

Derivatives and Hedging Activities

At March 31, 2007, the Company's derivative instruments consisted of forward sales commitments relating to the Company's commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $8.8 million at March 31, 2007.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale and forward sales commitments was not significant at March 31, 2007.

Earnings Review

Overview

The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods
	ended March 31,		Dollar	Percent
	2007	2006	variance	variance
	(unaudited)

Interest income
Interest and fees on loans	$18,766	16,453	2,313	14.1
Interest on investment securities available for sale	1,171	1,249	(78)	(6.2)
Interest on federal funds sold	224	193	31	16.1
Dividends on FHLB stock	37	53	(16)	(30.2)
Total interest income	20,198	17,948	2,250	12.5

Interest expense
Interest on deposits	7,227	5,234	1,993	38.1
Interest on retail repurchase agreements	146	174	(28)	(16.1)
Interest on commercial paper	238	138	100	72.5
Interest on federal funds purchased	29	2	27	1,350.0
Interest on FHLB borrowings - short-term	-	105	(105)	(100.0)
Interest on FHLB borrowings - long-term	95	200	(105)	(52.5)
Total interest expense	7,735	5,853	1,882	32.2

Net interest income	12,463	12,095	368	3.0

Provision for loan losses	367	525	(158)	(30.1)

Net interest income after provision for loan losses	12,096	11,570	526	4.5

Noninterest income
Service charges on deposit accounts	1,908	1,986	(78)	(3.9)
Fees for trust and brokerage services	696	781	(85)	(10.9)
Mortgage-banking income	348	222	126	56.8
Investment securities gains	-	2	(2)	(100.0)
Other	880	912	(32)	(3.5)
Total noninterest income	3,832	3,903	(71)	(1.8)

Noninterest expense
Salaries and other personnel	6,137	5,775	362	6.3
Occupancy	370	383	(13)	(3.4)
Furniture and equipment	481	497	(16)	(3.2)
Premises and equipment leases and rentals	290	315	(25)	(7.9)
Premises and equipment depreciation	506	503	3	0.6
Marketing	268	406	(138)	(34.0)
Amortization of core deposit intangibles	12	12	-	-
Other	2,078	2,175	(97)	(4.5)
Total noninterest expense	10,142	10,066	76	0.8

Net income before provision for income taxes	5,786	5,407	379	7.0

Provision for income taxes	2,025	1,757	268	15.3

Net income	$3,761	3,650	111	3.0

Common and Per Share Data
Net Income - basic	$0.59	0.58	0.01	1.7
Net Income - diluted	0.58	0.57	0.01	1.8
Cash dividends	0.19	0.18	0.01	5.6
Book value	16.17	14.42	1.75	12.1

Weighted average common shares outstanding - basic	6,378,516	6,343,247
Weighted average common shares outstanding - diluted	6,455,805	6,444,002

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

	For the three month periods ended March 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$ 951,523	$ 18,766	8.00%	$ 868,109	$ 16,453	7.69%
Investment securities available for sale, nontaxable (2)	47,757	424	3.60	55,210	497	3.65
Investment securities available for sale, taxable (2)	65,686	747	4.61	70,708	752	4.31
Federal funds sold	17,461	224	5.20	18,824	193	4.16
FHLB stock	2,595	37	5.78	3,434	53	6.26
Total interest-earning assets	1,085,022	20,198	7.55	1,016,285	17,948	7.16

Noninterest-earning assets
Cash and due from banks	31,605			34,680
Allowance for loan losses	(8,427)			(8,532)
Premises and equipment, net	24,867			23,076
Goodwill	3,688			3,688
Other intangible assets	121			170
Accrued interest receivable	5,959			5,107
Other	13,912			12,829
Total noninterest-earning assets	71,725			71,018

Total assets	$ 1,156,747			$ 1,087,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$ 447,398	$ 3,180	2.88%	$ 349,938	$ 1,595	1.85%
Savings deposit accounts	42,183	34	0.33	45,737	35	0.31
Time deposit accounts	377,549	4,013	4.31	395,763	3,604	3.69
Total interest-bearing deposits	867,130	7,227	3.38	791,438	5,234	2.68

Retail repurchase agreements	13,874	146	4.27	19,223	174	3.67
Commercial paper (Master notes)	22,251	238	4.34	16,017	138	3.49
Federal funds purchased	2,035	29	5.78	166	2	4.89
FHLB borrowings - short-term	-	-	-	8,454	105	5.04
FHLB borrowings - long-term	10,000	95	3.85	23,000	200	3.53
Total interest-bearing liabilities	915,290	7,735	3.43	858,298	5,853	2.77

Noninterest-bearing liabilities
Noninterest-bearing deposits	131,096			131,621
Accrued interest payable	2,470			1,981
Other	5,771			4,163
Total noninterest-bearing liabilities	139,337			137,765

Total liabilities	1,054,627			996,063

Shareholders' equity	102,120			91,240

Total liabilities and shareholders' equity	$ 1,156,747			$ 1,087,303

NET INTEREST INCOME / NET YIELD ON		$ 12,463	4.66%		$ 12,095	4.83%
INTEREST-EARNING ASSETS

(1)			Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

During the first three months of 2007 compared with the same period of 2006, the Company experienced increases in both average yields on interest-earning assets and average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 39 basis points to 7.55% during the first three months of 2007 from 7.16% during the first three months of 2006. The average cost of interest-bearing liabilities increased 66 basis points to 3.43% during the first three months of 2007 from 2.77% during the first three months of 2006. Average interest-earning assets increased $68.7 million during the twelve month period ended March 31, 2007, primarily within the loan portfolio, while interest-bearing liabilities increased $57.0 million. Rates earned and paid during the first three months of 2007 increased from those during the first three months of 2006 primarily due to the action of the Federal Reserve Open Market Committee. Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended March 31, 2007 to the three month period ended March 31, 2006 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the three month period ended March 31, 2007 compared with the three month period ended March 31, 2006
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,626	687	2,313
Investment securities available for sale	(132)	54	(78)
Federal funds sold	(12)	43	31
FHLB stock	(12)	(4)	(16)
Total interest-earning assets	$1,470	780	2,250

Interest-bearing liabilities
Interest-bearing deposits	$536	1,457	1,993
Retail repurchase agreements	(67)	39	(28)
Commercial paper	62	38	100
Federal funds purchased	27	-	27
FHLB borrowings - short-term	(52)	(52)	(104)
FHLB borrowings - long-term	(127)	21	(106)
Total interest-bearing liabilities	$379	1,503	1,882

NET INTEREST INCOME	$1,091	(723)	368

Provision for Loan Losses

The following table summarizes the Company's allowance for loan losses and selected percentages for the periods indicated (dollars in thousands) which support the decrease in the provision for loan losses during the three month period ended March 31, 2007 from the same period of 2006.

	March 31,		December 31,
	2007		2006
Allowance for loan losses	$8,460		8,527

Allowance as a percentage of loans (1)	0.89%		0.90
Adjusted nonaccrual loans as a percentage of loans (1) (2)	0.72		0.74
Adjusted classified assets as a percentage of loans (1) (3)	1.86		1.80
Allowance to adjusted nonaccrual loans (2)	1.2	x	1.2
Allowance to adjusted classified assets (3)	0.5		0.5

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance
(2) Nonaccrual loans calculated excluding the special circumstance loans discussed in Financial Condition - Loans
(3) Classified assets calculated excluding the special circumstance loans discussed in Financial Condition - Loans

See Financial Condition, Allowance for Loan Losses contained herein for further discussion regarding net loans charged-off during the periods noted.  See Financial Condition, Loans contained herein for further discussion regarding the growth in the loan portfolio during the first three months of 2007.  Also see Financial Condition, Loans and Allowance for Loan Losses contained herein for further discussion regarding the Company's accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company's Allowance.

Noninterest Income

Noninterest income during the three month period ended March 31, 2007 decreased $71 thousand, or 1.8%, to $3.8 million from $3.9 million during the three month period ended March 31, 2006. The decrease in noninterest income during the three month period ended March 31, 2007 over the same period of 2006 resulted from slight decreases in all financial statement line items except mortgage-banking income.

The Company sells most of the residential mortgage loans it originates in the secondary market with servicing rights retained. Mortgage loans serviced for the benefit of others amounted to $329.2 million and $310.0 million at March 31, 2007 and March 31, 2006, respectively. Mortgage-banking income increased $126 thousand, or 56.8%, during the three month period ended March 31, 2007 over the three month period ended March 31, 2006 primarily as a result of decreased amortization, impairment, and recoveries between the periods.

Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio continued to decline during 2007.  Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves.  As interest rates have risen over this period, refinancing activity slowed.  As such, the component of mortgage-servicing rights amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) slowed as well thereby positively impacting the amortization, impairment, and recoveries within the Company's mortgage-servicing rights portfolio.

For purposes of measuring impairment, the mortgage-servicing rights portfolio is reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. The Company's established impairment valuation allowance records estimated impairment for the mortgage-servicing rights portfolio. Subsequent increases in value are recognized by the Company to the extent of the impairment valuation allowance.  In a rising interest rate environment, prepayments typically slow thereby resulting in recoveries of previously established valuation allowances.

See Part I, Item 1. Financial Statements, Note 6 contained herein for a further discussion regarding the Company's mortgage-servicing rights portfolio.

Noninterest Expense

Noninterest expense during the three month period ended March 31, 2007 increased $76 thousand, or 0.1%, to $10.142 million from $10.066 million during the three month period ended March 31, 2006. The increase in noninterest expense during the three month period ended March 31, 2007 compared with the same period of 2006 resulted primarily from an increase in salaries and other personnel expenses, offset by slight decreases in all other financial statement line items.

Comprising 60.5% of noninterest expense during the three month period ended March 31, 2007 and 57.4% of noninterest expense during the three month period ended March 31, 2006, salaries and other personnel expense increased by $362 thousand to $6.1 million during the three month period ended March 31, 2007 from $5.8 million during the three month period ended March 31, 2006. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers and the addition of new officer positions including those positions created in connection with the opening of the new Boiling Springs banking office during 2006.

Marketing and advertising expense decreased $138 thousand during the three month period ended March 31, 2007 compared with the three month period ended March 31, 2006 primarily due to marketing costs during the first three months of 2006 in preparation of the Company's 100-year anniversary celebration.

Provision for Income Taxes

Income tax expense totaled $2.0 million for the three month period ended March 31, 2007 compared with $1.8 million for the three month period ended March 31, 2006.  The Company's effective tax rate was 35.0% during the 2007 period and 32.5% during the 2006 period.  The Company anticipates the effective income tax rate applicable to current taxable income will approximate between 34% and 36% for 2007.

Accounting and Reporting Matters

Recently Adopted Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in a Company's statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 was January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Other accounting standards issued by the FASB or other standards-setting bodies may have been adopted that were not applicable to the Company's business and, therefore, did have a material impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In September 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  In such instances, a liability should be recognized for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967."  EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  Although, the Company does not believe the adoption of EITF No. 06-4 will have a material impact on the Company's financial position, results of operations, or cash flows, management is currently analyzing the impact of adoption.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007.  Although, the Company does not believe the adoption of EITF No. 06-5 will have a material impact on the Company's financial position, results of operations, or cash flows, management is currently analyzing the impact of adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective of this Statement is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement applies to all entities, specifies certain election dates, can be applied on an instrument-by-instrument basis with some exceptions, is irrevocable and applies only to entire instruments. One exception is demand deposit liabilities that are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in a cumulative-effect adjustment and, thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS No. 159.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company's business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Disclosures Regarding Market Risk contained herein for discussion regarding the Company's quantitative and qualitative disclosure about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) and several other members of the Company's senior management as of March 31, 2007, the last day of the period covered by this Annual Report. The Company's Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

During the fourth quarter of 2006, the Company did not make any changes in its internal controls over financial reporting that has materially affected is reasonably likely to materially affect those controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 contained herein for a discussion of the information required by this item.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1a to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Dated:   May 10, 2007