Form 10-Q
period 2007-06-30
PALMETTO BANCSHARES INC
filed 2007-08-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26016

PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(864) 984–4551	www.palmettobank.com
(Registrant’s telephone number)	(Registrant’s web site)

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,389,660

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and	23
	Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	51

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 6.	Exhibits	52

SIGNATURES		53

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$33,286	43,084
Federal funds sold	9,972	3,582
Total cash and cash equivalents	43,258	46,666

Federal Home Loan Bank ("FHLB") stock, at cost	2,527	2,599
Investment securities available for sale, at fair market value	104,708	116,567
Mortgage loans held for sale	1,293	1,675

Loans	986,529	945,913
Less: allowance for loan losses	(8,515)	(8,527)
Loans, net	978,014	937,386

Premises and equipment, net	24,952	24,494
Goodwill	3,691	3,691
Other intangible assets	102	126
Accrued interest receivable	6,201	6,421
Other	15,123	13,511
Total assets	$1,179,869	1,153,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$137,182	133,623
Interest-bearing	864,643	859,958
Total deposits	1,001,825	993,581

Retail repurchase agreements	12,145	14,427
Commercial paper (Master notes)	27,737	20,988
Other short-term borrowings	24,500	6,000
Long-term borrowings	-	10,000
Accrued interest payable	1,523	1,584
Other	6,748	6,180
Total liabilities	1,074,478	1,052,760

Commitments and contingencies (Note 14)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,389,660 and 6,367,450
at June 30, 2007 and December 31, 2006, respectively	31,948	31,837
Capital surplus	1,391	1,102
Retained earnings	73,531	68,132
Accumulated other comprehensive loss, net of tax	(1,479)	(695)
Total shareholders' equity	105,391	100,376

Total liabilities and shareholders' equity	$1,179,869	1,153,136

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods ended June 30,
	2007	2006
	(unaudited)
Interest income
Interest and fees on loans	$19,301	17,115
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	381	509
State and municipal (nontaxable)	452	496
Mortgage-backed securities (taxable)	297	210
Interest on federal funds sold	227	393
Dividends on FHLB stock	38	46
Total interest income	20,696	18,769

Interest expense
Interest on deposits	7,437	6,029
Interest on retail repurchase agreements	130	177
Interest on commercial paper	289	206
Interest on other short-term borrowings	54	16
Interest on long-term borrowings	78	173
Total interest expense	7,988	6,601

Net interest income	12,708	12,168

Provision for loan losses	433	525

Net interest income after provision for loan losses	12,275	11,643

Noninterest income
Service charges on deposit accounts	1,991	2,042
Fees for trust and brokerage services	826	847
Mortgage-banking income	171	275
Investment securities gains	-	1
Other	877	811
Total noninterest income	3,865	3,976

Noninterest expense
Salaries and other personnel	6,057	5,709
Occupancy	379	371
Furniture and equipment	422	438
Premises and equipment leases and rentals	335	331
Premises and equipment depreciation	480	519
Marketing	219	332
Amortization of core deposit intangibles	12	12
Other	1,967	2,373
Total noninterest expense	9,871	10,085

Net income before provision for income taxes	6,269	5,534

Provision for income taxes	2,204	1,803

Net income	$4,065	3,731

Common and Per Share Data
Net income - basic	$0.64	0.59
Net income - diluted	0.63	0.58
Cash dividends	0.19	0.18
Book value	16.49	14.73

Weighted average common shares outstanding - basic	6,385,483	6,354,888
Weighted average common shares outstanding - diluted	6,499,649	6,429,759

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the six month periods ended June 30,
	2007	2006
	(unaudited)
Interest income
Interest and fees on loans	$38,067	33,568
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	816	1,039
State and municipal (nontaxable)	876	993
Mortgage-backed securities (taxable)	609	432
Interest on federal funds sold	451	586
Dividends on FHLB stock	75	99
Total interest income	40,894	36,717

Interest expense
Interest on deposits	14,664	11,263
Interest on retail repurchase agreements	276	351
Interest on commercial paper	527	344
Interest on other short-term borrowings	83	114
Interest on long-term borrowings	173	382
Total interest expense	15,723	12,454

Net interest income	25,171	24,263

Provision for loan losses	800	1,050

Net interest income after provision for loan losses	24,371	23,213

Noninterest income
Service charges on deposit accounts	3,899	4,028
Fees for trust and brokerage services	1,522	1,628
Mortgage-banking income	519	497
Investment securities gains	-	3
Other	1,757	1,723
Total noninterest income	7,697	7,879

Noninterest expense
Salaries and other personnel	12,194	11,484
Occupancy	749	754
Furniture and equipment	903	935
Premises and equipment leases and rentals	625	646
Premises and equipment depreciation	986	1,022
Marketing	487	738
Amortization of core deposit intangibles	24	24
Other	4,045	4,548
Total noninterest expense	20,013	20,151

Net income before provision for income taxes	12,055	10,941

Provision for income taxes	4,229	3,560

Net income	$7,826	7,381

Common and Per Share Data
Net income - basic	$1.23	1.17
Net income - diluted	1.21	1.15
Cash dividends	0.38	0.36
Book value	16.49	14.73

Weighted average common shares outstanding - basic	6,382,019	6,349,099
Weighted average common shares outstanding - diluted	6,480,454	6,423,970

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data)
(unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	(loss), net	Total
Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				7,381		7,381
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $511					(816)
Plus: reclassification adjustment included
in net income, net of tax effect of $1					(2)
Net unrealized gains on securities						(818)

Comprehensive income						6,563

Cash dividend declared and paid ($0.36 per share)				(2,287)		(2,287)
Compensation expense related to stock options			55			55
Exercise of stock options	25,300	127	227			354

Balance at June 30, 2006	6,356,635	$31,783	$941	$62,626	$(1,724)	$93,626

Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income				7,826		7,826
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $491					(784)
Plus: reclassification adjustment included
in net income, net of tax effect of $0					-
Net unrealized gains on securities						(784)

Comprehensive income						7,042

Cash dividend declared and paid ($0.38 per share)				(2,427)		(2,427)
Compensation expense related to stock options			66			66
Exercise of stock options	22,210	111	223			334

Balance at June 30, 2007	6,389,660	$31,948	$1,391	$73,531	$(1,479)	$105,391

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the six month periods ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$7,826	7,381
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation, amortization, and accretion, net	1,109	1,007
Investment securities gains	-	(3)
Provision for loan losses	800	1,050
Origination of mortgage loans held for sale	(27,466)	(26,763)
Proceeds from sale of mortgage loans held for sale	28,183	28,627
Gain on sale of mortgage loans	(335)	(290)
Compensation expense related to stock options granted	66	55
Loss on disposition of other real estate owned	465	1,309
Recovery from write down of mortgage-servicing rights	(1)	(133)
Increase of other assets, net	(980)	(2,144)
Increase (decrease) of other liabilities, net	998	(531)

Net cash provided by operating activities	10,665	9,565

Cash flows from investing activities
Purchase of investment securities available for sale	(22,332)	(10,566)
Maturities, redemption, calls, and principal repayment of investment securities available for sale	32,817	15,697
Proceeds from sales of investment securities available for sale	-	4,129
Redemption of FHLB stock	72	1,345
Purchase of FHLB stock	-	(158)
Origination of loans, net	(42,010)	(23,621)
Proceeds on sale of other real estate owned	(294)	(1,121)
Purchases of premises and equipment	(1,444)	(2,079)

Net cash used in investing activities	(33,191)	(16,374)

Cash flows from financing activities
Deposits, net	8,244	62,894
(Decrease) increase of retail repurchase agreements, net	(2,282)	1,233
Increase in commercial paper, net	6,749	4,189
Increase (decrease) of other short-term borrowings, net	18,500	(17,900)
Decrease of long-term borrowings, net	(10,000)	(13,000)
Other common stock activity	334	354
Cash dividends paid on common stock	(2,427)	(2,287)

Net cash provided by financing activities	19,118	35,483

Net increase (decrease) of cash and cash equivalents	(3,408)	28,674
Cash and cash equivalents, beginning of the period	46,666	37,976

Cash and cash equivalents, end of the period	$43,258	66,650

Supplemental Cash Flow Data
Cash paid during the period for
Interest expense	$15,784	12,245
Income taxes	3,618	3,924
Significant noncash investing and financing activities
(Decrease) increase of unrealized loss on investment securities available for sale	$(1,275)	(1,328)
Loans transferred to other real estate owned, at fair market value	582	83

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Interim Financial Statements (Unaudited)

1.       Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.  The unaudited Consolidated Interim Financial Statements and footnotes are presented in accordance with the instructions for the Quarterly Report on Form 10-Q.  The information contained in the footnotes included in the Company’s latest Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited Consolidated Interim Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc. (the “Company”), which includes its wholly owned subsidiary, The Palmetto Bank (the “Bank”), and the Bank's wholly owned subsidiary, Palmetto Capital, Inc. ("Palmetto Capital").  In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature.  Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on prior period net income or retained earnings as previously reported.

During the second half of 2006, the Company made the following reclassifications in the Consolidated Statements of Income:

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

The following table summarizes the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2006 as reported prior to these reclassifications (in thousands).

	For the three	For the six
	month period ended	month period ended
	6/30/2006	6/30/2006
Noninterest income
Service charges on deposit accounts	$2,047	4,105
Fees for trust and brokerage services	847	1,628
Mortgage-banking income	275	497
Investment securities gains	1	3
Other	910	1,829
Total noninterest income	4,080	8,062
Noninterest expense
Salaries and other personnel	5,709	11,484
Net occupancy	699	1,391
Furniture and equipment	960	1,966
Marketing and advertising	340	796
Postage and supplies	347	736
Telephone	182	395
Professional services	259	480
Other	1,693	3,086
Total noninterest expense	10,189	20,334
Net noninterest expense	$6,109	12,272

Intangible Assets

Intangible assets, included in Other Assets on the Consolidated Balance Sheets, include goodwill and other identifiable assets, such as customer lists, resulting from acquisitions.  Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Customer list intangibles are amortized on a hybrid double-declining, straight-line basis over such asset’s estimated useful life.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill.  Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performs its annual impairment testing as of June 30 by applying the above process to its reportable operating segment of banking. The Company’s impairment testing as of June 30, 2007 indicated that no impairment charge was required as of that date.

See Note 7 for further discussion regarding the Company’s intangible assets.

Recently Issued Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations and cash flows.

  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. The recognition and disclosure provisions of SFAS No. 158 differ for an employer that is an issuer of publicly traded equity securities (as defined by the Standard) and an employer that is not. As the Company does not meet the definition of an issuer of publicly traded equity securities (as defined by the Standard) for purposes of this Standard, the Company is not required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures until the end of the fiscal year ending after June 15, 2007 with the exception of the provisions for the measurement date which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its financial position, results of operations, and cash flows.

  In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF No. 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  In such instances, a liability should be recognized for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967.”  EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  Although, the Company does not believe the adoption of EITF No. 06-4 will have a material impact on the Company’s financial position, results of operations, or cash flows, management is currently analyzing the impact of adoption.

  In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007.  Although, the Company does not believe the adoption of EITF No. 06-5 will have a material impact on the Company’s financial position, results of operations, or cash flows, management is currently analyzing the impact of adoption.

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of SFAS No. 115.”  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective of the statement is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement applies to all entities, specifies certain election dates, can be applied on an instrument−by−instrument basis with some exceptions, is irrevocable and applies only to entire instruments.  One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value.  With respect to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative effect adjustment and, thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

Other accounting standards may have been issued or proposed by the FASB or other standards-setting bodies that are not applicable to the Company’s business.

Recently Adopted Accounting Pronouncements

Accounting standards issued by the FASB or other standards-setting bodies may have been adopted that were not applicable to the Company’s business and, therefore, did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.       Cash and Cash Equivalents

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	June 30,	December 31,
	2007	2006
Cash working funds	$7,903	9,190
Noninterest-earning demand deposits
in other banks	16,707	23,511
In-transit funds	8,676	10,383
Interest-earning federal funds sold	9,972	3,582
Total cash and cash equivalents	$43,258	46,666

The average outstanding federal funds sold for the three month periods ended June 30, 2007 and 2006 were $19.1 million and $29.9 million, respectively.  The average outstanding federal funds sold for the six month periods ended June 30, 2007 and 2006 were $18.3 million and $24.4 million, respectively.  The maximum amount of federal funds sold at any month-end during the three and six month periods ended June 30, 2007 was $12.1 million and $35.1 million, respectively.  The maximum amount of federal funds sold at any month-end during both the three and six month periods ended June 30, 2006 was $45.5 million.

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits.  At June 30, 2007, the Federal Reserve required that the Company maintain $9.0 million in reserve balances.  Due to the Company’s levels of vault cash, no reserves were required to be maintained with Bank of America, however, $1.0 million was required to be maintained with the Federal Reserve Bank of Richmond.

3.       Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

		June 30, 2007
		Gross	Gross	Fair
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Government-sponsored enterprises	$29,672	-	(93)	29,579
State and municipal	53,343	9	(1,728)	51,624
Mortgage-backed	24,099	-	(594)	23,505
Total investment securities
available for sale	$107,114	9	(2,415)	104,708
		December 31, 2006
		Gross	Gross	Fair
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Government-sponsored enterprises	$42,554	-	(171)	42,383
State and municipal	48,780	56	(822)	48,014
Mortgage-backed	26,362	72	(264)	26,170
Total investment securities
available for sale	$117,696	128	(1,257)	116,567

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006 (dollars in thousands).

	June 30, 2007
	Less than 12 months			12 months or longer			Total
		Fair	Gross		Fair	Gross		Fair	Gross
		market	unrealized		market	unrealized		market	unrealized
	#	value	losses	#	value	losses	#	value	losses
Government-sponsored enterprises	7	$18,177	$35	6	11,402	58	13	29,579	93
State and municipal	26	9,474	255	98	37,802	1,473	124	47,276	1,728
Mortgage-backed	5	8,786	199	25	13,584	395	30	22,370	594
Total investment securities
available for sale	38	$36,437	$489	129	62,788	1,926	167	99,225	2,415

				December 31, 2006
	Less than 12 months			12 months or longer			Total
		Fair	Gross		Fair	Gross		Fair	Gross
		market	unrealized		market	unrealized		market	unrealized
	#	value	losses	#	value	losses	#	value	losses
Government-sponsored enterprises	3	$2,980	$3	10	39,402	168	13	42,382	171
State and municipal	10	4,898	52	91	34,437	770	101	39,335	822
Mortgage-backed	-	-	-	30	16,327	264	30	16,327	264
Total investment securities
available for sale	13	$7,878	$55	131	90,166	1,202	144	98,044	1,257

Management believes that the above summarized unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity.  If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many factors including, but not limited to, asset – liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

The following table summarizes the percentage of the applicable investment segments of the investment securities available for sale by Moody’s credit ratings at June 30, 2007.

	State and	Mortgage-
	municipal	backed
A3	2%	-
Aa1	4	-
Aaa	78	100
Not rated	16	-
Total	100%	100

Of the state and municipal investment securities not rated by Moody’s at June 30, 2007, 97% was rated Aaa by Standard and Poor’s while 3% was rated Aa+.

The following tables summarize the gross realized gains and losses of investment securities available for sale at the dates indicated (in thousands).

	For the three month		For the six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Realized gains	$-	1	-	25
Realized losses	-	-	-	(22)
Net unrealized gains (losses)	$-	1	-	3

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment.  Approximately 75% of the investment securities portfolio was pledged to secure public deposits as of June 30, 2007 as compared with 62% at December 31, 2006 and 94% at June 30, 2006.  Approximately 42.6% of investment securities portfolio secured public deposits as of June 30, 2007 as compared with 38% at December 31, 2006 and 74% at June 30, 2006.

Concentrations of Credit Risk. The Company’s investment portfolio consists principally of securities issued by government-sponsored enterprises, and securities issued by states and municipalities within the United States. The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

4.       Loans

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial business	$120,916	12.4%	112,264	12.0
Commercial real estate	618,084	63.1	593,377	63.2
Installment	23,280	2.4	22,139	2.4
Installment real estate	68,633	7.0	66,161	7.0
Indirect	43,098	4.4	43,634	4.6
Credit line	1,926	0.2	1,982	0.2
Prime access	52,272	5.3	53,883	5.7
Residential mortgage	42,920	4.4	35,252	3.7
Bankcards	11,461	1.2	11,813	1.3
Business manager	316	-	370	-
Other	1,623	0.2	1,793	0.2
Loans, unadjusted gross	984,529	100.6	942,668	100.3
Loans in process	1,279	0.1	2,587	0.3
Deferred loans fees and costs	721	0.1	658	0.1
Loans, adjusted gross	986,529	100.8	945,913	100.7
Mortgage loans held for sale	1,293	0.1	1,675	0.2
Total loans, gross	987,822	100.9	947,588	100.9
Allowance for loan losses	(8,515)	(0.9)	(8,527)	(0.9)
Total loans, net	$979,307	100.0%	939,061	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $330.2 million, $325.1 million, and $312.8 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. See Note 6 for further discussion regarding the Company’s mortgage-servicing rights portfolio. Net gains on the sale of mortgage loans included in Mortgage Banking Income in the Company’s Consolidated Statements of Income totaled $157 thousand and $132 thousand for the three month periods ended June 30, 2007 and 2006, respectively. Net gains on the sale of mortgage loans totaled $335 thousand and $290 thousand for the six month periods ended June 30, 2007 and 2006, respectively.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	June 30,	December 31,	June 30,
	2007	2006	2006
Nonaccrual loans	$12,436	6,999	6,551
Loans past due 90 days and still accruing (1)	290	260	122
	$12,726	7,259	6,673
(1) Substantially all of these loans are bankcard loans

The following table summarizes the activity impacting the allowance for loan losses (“Allowance”) for the periods indicated (in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Allowance, beginning of period	$8,460	8,727	8,527	8,431
Provision for loan losses	433	525	800	1,050
Loans charged-off	(460)	(433)	(990)	(712)
Loan recoveries	82	60	178	110
Net loans charged-off	(378)	(373)	(812)	(602)
Allowance, end of period	$8,515	8,879	8,515	8,879

Troubled debt restructurings entered into by the Company during the three month periods ended June 30, 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations.  Any specific allocations identified during the review based on probable losses have been included in the Company’s Allowance for the applicable period.

The Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time.  The Company also provides standby letters of credit.  See Note 14 for further discussion regarding the Company’s commitments.

At June 30, 2007, of its approximately $102.0 million qualifying loans available to serve as collateral against borrowings and letters of credit from the FHLB, the Company pledged as collateral $78.5 million.

5.       Premises and Equipment, Net

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	June 30,	December 31,
	2007	2006
Land	$6,703	6,305
Buildings	17,611	17,124
Leasehold improvements	2,857	2,847
Furniture and equipment	18,167	17,762
Software	3,238	3,194
Bank automobiles	886	859
Premises and equipment, gross	49,462	48,091
Accumulated depreciation and amortization	(24,510)	(23,597)
Premises and equipment, net	$24,952	24,494

At June 30, 2007, the Company had thirty-two full-service banking offices in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (6), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1) in addition to two Palmetto Capital offices independent of banking office locations, 39 automatic teller machine (“ATM”) locations (including nine in nonbanking office locations), and five limited service banking offices located in retirement centers in the Upstate.   One principal banking office is located in each of the following counties: Laurens, Greenville, Spartanburg, Greenwood, and Anderson.

During the first six months of 2007, the Bank completed its purchase of real estate on which it plans to construct and relocate its existing Pendleton banking office in Anderson County. Additionally, during the first six months of 2007, the Bank completed the renovation of its Montague banking office in Greenwood County, completed the upfit of, and relocated to, its temporary downtown Greenville banking office to be used during the construction of the Company’s new corporate headquarters, and added a new nonbanking office ATM location at Batesville Plaza Shopping Center in Greenville County.

The table set forth below summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Accumulated depreciation, beginning of period	$24,030	22,262	23,597	21,759
Depreciation
Buildings	108	118	220	233
Leasehold improvements	33	46	73	82
Furniture and equipment	237	248	483	496
Software	55	68	116	135
Bank automobiles	47	39	94	76
Total depreciation	480	519	986	1,022
Disposals	-	(71)	(73)	(71)
Accumulated depreciation, end of period	$24,510	22,710	24,510	22,710

6.       Mortgage-Servicing Rights

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retained. All of the Company’s loan sales have been without recourse. Mortgage loans serviced for the benefit of others amounted to $330.2 million, $325.1 million, and $312.8 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Mortgage loans serviced for the benefit of others are held by the Company or its subsidiary in a fiduciary or agency capacity for customers and, as such, are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

The following table summarizes the changes in the Company’s mortgage-servicing rights portfolio for the periods indicated (dollars in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$2,785	2,628	2,648	2,626
Capitalized mortgage-servicing rights	207	149	410	319
Mortgage-servicing rights portfolio amortization	(270)	(123)	(337)	(405)
Change in mortgage-servicing rights portfolio valuation allowance	-	19	1	133
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$2,722	2,673	2,722	2,673
Mortgage-servicing rights portfolio amortization as a percentage of the mortgage-servicing rights portfolio, beginning of period, and
capitalized mortgage-servicing rights during the period	36.2%	17.8	22.2	27.7

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of the Company’s mortgage-servicing rights portfolio at June 30, 2007, December 31, 2006, and June 30, 2006 was $4.1 million, $3.6 million, and $3.6 million , respectively.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Valuation allowance, beginning of period	$3	34	4	148
Aggregate additions charged and reductions credited to operations	-	(19)	(1)	(133)
Valuation allowance, end of period	$3	15	3	15

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company’s mortgage-servicing rights portfolio.

7.      Intangible Assets

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	June 30,	December 31,
	2007	2006
Goodwill	$3,691	3,691
Customer list intangibles	102	126
Total intagible assets	$3,793	3,817

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Balance, at beginning of period	$114	163	126	175
Less: amortization	(12)	(12)	(24)	(24)
Balance, at end of period	$102	151	102	151

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	June 30,	December 31,	June 30,
	2007	2006	2006
Customer list intangibles, gross	$1,779	1,779	1,779
Less: accumulated amortization	(1,677)	(1,653)	(1,628)
Customer list intangibles, net	$102	126	151

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

The Company’s intangible assets with infinite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. The valuation as of June 30, 2007 indicated that no impairment charge was required as of that date. Management is aware of no material events or uncertainties that have occurred since June 30, 2007 that would indicate that there might be impairment.

8.       Real Estate and Personal Property Acquired in Settlement of Loans

The following table summarizes real estate and personal property acquired in settlement of loans for the periods indicated (in thousands).

	June 30,	December 31,	June 30,
	2007	2006	2006
Real estate acquired in settlement of loans	$717	600	728
Repossessed automobiles acquired in settlement of loans	386	319	357
Total property acquired in settlement of loans	$1,103	919	1,085

The following table summarizes the changes in the Company’s real estate acquired in settlement of loans, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Real estate acquired in settlement of loans, beginning of period	$934	932	600	1,954
Add: New real estate acquired in settlement of loans	81	31	582	83
Less: Sales / recoveries of real estate acquired in settlement of loans	(294)	(190)	(294)	(1,121)
Less: Provision charged to expense	(4)	(45)	(171)	(188)
Real estate acquired in settlement of loans, end of period	$717	728	717	728

Based on the Company’s regular review of fair market values of real estate acquired in settlement of loans and writedowns taken as a result of those reviews, management believes that the properties within the portfolio were properly valued at June 30, 2007.

9.       Deposits

The following table summarizes the Company’s deposit composition at the dates indicated (in thousands).

	June 30,	December 31,
	2007	2006
Transaction deposit accounts	$500,398	447,236
Money market deposit accounts	108,903	124,874
Savings deposit accounts	41,590	41,887
Time deposit accounts	350,934	379,584
Total deposit accounts	$1,001,825	993,581

At June 30, 2007, $518 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $606 thousand at December 31, 2006.

The table set forth below summarizes the Company’s interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Transaction and money market deposit accounts	$3,447	2,150	6,627	3,745
Savings deposit accounts	36	38	70	73
Time deposit accounts	3,954	3,841	7,967	7,445
Total interest expense on deposit accounts	$7,437	6,029	14,664	11,263

10.    Short-Term Borrowings

Short-term borrowings at June 30, 2007 totaled $64.4 million compared to $41.4 million at December 31, 2006.  Borrowings as a percentage of total liabilities were approximately 6.0% and 4.9% at June 30, 2007 and December 31, 2006, respectively. The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$12,145	18.9%	14,427	34.8
Commercial paper	27,737	43.1	20,988	50.7
Other short-term borrowings	24,500	38.0	6,000	14.5
Total borrowings	$64,382	100.0%	41,415	100.0

If needed, funding sources have been arranged through federal funds lines at correspondent banks, the Federal Reserve Discount Window, and the FHLB.

At June 30, 2007, the Company had additional funding sources at correspondent banks totaling $50 million that were accessible at the Company’s option of which $15 million had been utilized. Due to the maturity terms of such sources, utilized borrowed funds are considered to be short-term. During April 2007, Nexity Bank extended the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending April 30, 2008 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next Banking Day (the next day other than Saturday or Sunday on which banking business is conducted in South Carolina). This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding sources from $40 million to $50 million.

At June 30, 2007, of its approximately $102.0 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $9.5 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company’s available credit based on qualifying loans to serve as collateral.  The Company uses the FHLB letter of credit for collateralization of public deposits. At June 30, 2007, the Company had approximately $23.5 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

11.    Long-Term Borrowings

Long-term borrowings are those having maturities greater than one year when executed. The Company’s remaining $10.0 million in long-term FHLB borrowings matured on June 14, 2007. These $10.0 million in long-term FHLB borrowings were outstanding at June 30, 2006.

As noted above with regard to short-term borrowings, at June 30, 2007, of its approximately $102.0 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $9.5 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At June 30, 2007, the Company had approximately $23.5 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

12.    Employee Benefit Plans

Postretirement Benefits

Cost of Benefit Plan. The following table summarizes the combined net postretirement benefit expense components for the Company’s defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Service cost	$197	141	390	282
Interest cost	231	165	457	330
Expected return on plan assets	(321)	(229)	(635)	(458)
Amortization of prior service cost	4	3	8	6
Amortization of loss	28	20	55	40
Postretirement benefit expense, net	$139	100	275	200

Expected Contributions. Contributions to the Company’s defined benefit pension plan assets totaling $1.1 million are expected during fiscal year 2007. Contributions during the second quarter of 2007 totaled $275 thousand compared with $308 thousand during the second quarter of 2006. Contributions during the first six months of 2007 totaled $549 thousand compared with $617 thousand during the same period of 2006.

Stock Option Plans

Determining Fair Value. The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the grant dates indicated.

	Stock-based awards granted during the
	six month period ended June 30,
	2007	2006
Grant Date	1/16/2007	6/20/2006	1/17/2006
Stock option awards granted	800	5,000	10,000
Option price	$ 30.40	27.30	27.30
Fair market value of stock option awards	$ 6.24	4.79	3.39
Expected dividend yields	2.5%	2.7	2.7
Expected volatility	13%	5	5
Risk-free interest rate	5%	5	4
Expected term (years)	10	10	10
Vesting period (years)	5	5	5

Stock Option Compensation Expense. The compensation cost that was charged against pretax net income during the second quarter of 2007 related stock options was $33 thousand compared with $30 thousand during the second quarter of 2006.  Expense during the first six months of 2007 totaled $66 thousand compared with $55 thousand during the same period of 2006.

At June 30, 2007, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $255 thousand. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. The Company expects to recognize this cost over a remaining period of 4.5 years.

Stock Option Activity. The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

		Weighted-
		average
	Stock options	exercise
	outstanding	price
Outstanding at December 31, 2005	252,785	$16.63
Granted	15,000	27.30
Forfeited	-	-
Exercised	(25,300)	14.00
Outstanding at June 30, 2006	242,485	$17.57

Outstanding at December 31, 2006	251,670	$18.67
Granted	800	30.40
Forfeited	-	-
Exercised	(22,210)	15.06
Outstanding at June 30, 2007	230,260	$19.06

Cash received from stock option exercises under the Company’s stock option plan for the six month periods ended June 30, 2007 and 2006 was $334 thousand and $354 thousand, respectively.

401(k) Retirement Plan

During the three month periods ended June 30, 2007 and 2006, the Company made matching contributions to employee 401(k) retirement plans totaling $71 thousand, and $65 thousand, respectively. During the six month periods ended June 30, 2007 and 2006, the Company made matching contributions to employee 401(k) retirement plans totaling $149 thousand, and $134 thousand, respectively.

13.    Net Income per Common Share

The following table summarizes the Company’s reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding - basic	6,385,483	6,354,888	6,382,019	6,349,099
Dilutive impact resulting from potential common share issuances	114,166	74,871	98,435	74,871
Weighted average common shares outstanding - diluted	6,499,649	6,429,759	6,480,454	6,423,970
Per Share Data
Net income - basic	$0.64	0.59	1.23	1.17
Net income - diluted	0.63	0.58	1.21	1.15

At June 30, 2007, all outstanding options were included in the calculation of diluted net income per common share because the exercise price of all options was lower than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.19 and $0.18 per share for the three month periods ended June 30, 2007 and 2006, respectively and cash dividends of $0.38 and $0.36 per share for the six month periods ended June 30, 2007 and 2006, respectively.

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

Lease Agreements

During the second quarter of 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its corporate headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company’s new headquarters will be constructed on the site of the Company’s current downtown Greenville banking office that is leased from the same lessor. The lease provides for an initial term of fifteen years and five options to extend the term after the initial term expiration date, of five years each.  In conjunction with the demolition of the current downtown Greenville banking office, the Company anticipates an immaterial write off in leasehold improvements during the third quarter of 2007.  The Company anticipates construction completion during the third quarter of 2008. The Company is currently analyzing the accounting treatment of this lease agreement. The Company filed a Current Report on Form 8-K on June 26, 2007 to announce its entry into this material definitive agreement.

During the second quarter of 2007, the Company executed a ground lease contract on which to put in service a nonretail office ATM location at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  The Company plans to have this location in service by January 2008.

Lending Commitments

The Company’s contractual commitments to extend credit increased slightly from $265.8 million at December 31, 2006 to $266.6 million at June 30, 2007.

The following table summarizes the Company’s contractual commitments to extend credit, by collateral type, at June 30, 2007 (in thousands).

Commercial and industrial	$25,964
Real estate	177,034
Credit line	7,663
Bankcards	43,508
Others	12,406
Total contractual commitments to extend credit	$266,575

Guarantees

At June 30, 2007, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2007 was $9.2 million compared with $8.3 million at December 31, 2006.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at June 30, 2007.

Other Off-Balance Sheet Arrangements

At June 30, 2007, the Company engaged in no transactions, agreements, or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company has:

  Any obligation under a guarantee contract;

  A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

  Any obligation under a contract that would be accounted for as a derivative instrument considering exceptions; or

  Any obligation arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company.

Other

During the second quarter of 2007, in conjunction with the audit of the Company’s benefit plans, a discrepancy was discovered with regard to a definition in the benefit plan’s legal plan document and the definition as consistently applied by the Company in practice. Management is currently exploring options for resolution of the discrepancy and is analyzing any potential participant and / or financial statement impact.   At the time of this filing, the impact of this discrepancy could not be reasonably estimated.

15.    Derivative Financial Instruments and Hedging Activities

At June 30, 2007, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $1.6 million at June 30, 2007 compared to approximately $3.8 million at December 31, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale was not significant at June 30, 2007.  The fair market value of derivative assets related to forward sales commitments did not significantly differ from the carrying amount at June 30, 2007. The decrease in forward sales commitments during the first six months was the result of the Company’s decision to retain more residential loans in its in-house portfolio during the period.

16.    Regulatory Capital Requirements

At June 30, 2007, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under United States federal banking regulations. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). Since June 30, 2007, there have been no events or conditions that management believes would change these categories.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2007
Total capital to risk-weighted assets
Company	$111,320	10.43%	85,404	8.00	n/a	n/a
Bank	113,353	10.60	85,576	8.00	106,970	10.00
Tier 1 capital to risk-weighted assets
Company	102,805	9.63	42,702	4.00	n/a	n/a
Bank	104,838	9.80	42,788	4.00	64,182	6.00
Tier 1 capital to average assets
Company	102,805	8.85	46,490	4.00	n/a	n/a
Bank	104,838	9.02	46,511	4.00	58,139	5.00
At June 30, 2006
Total capital to risk-weighted assets
Company	$100,119	10.34%	77,457	8.00	n/a	n/a
Bank	98,902	10.21	77,457	8.00	96,821	10.00
Tier 1 capital to risk-weighted assets
Company	91,240	9.42	38,728	4.00	n/a	n/a
Bank	90,023	9.30	38,728	4.00	58,093	6.00
Tier 1 capital to average assets
Company	91,240	8.22	44,416	4.00	n/a	n/a
Bank	90,023	8.10	44,429	4.00	55,537	5.00

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company cautions readers that a number of factors could cause actual results, performance, and achievements to differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item IA in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The Company does not undertake and specifically disclaims any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company.  The information presented in the following discussion of financial condition and results of operations of the Company results from the activities of its subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based on rounded results presented herein.

Overview

Who is Palmetto Bancshares, Inc?

Palmetto Bancshares, Inc. is a regional financial services holding company headquartered in Laurens, South Carolina and organized in 1982 under the laws of South Carolina. Through its wholly owned subsidiary, The Palmetto Bank (the "Bank"), Palmetto Bancshares, Inc. engages in the general banking business through 32 retail banking offices in the Upstate, South Carolina markets of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee counties (the “Upstate”).  The Company’s primary market area is located within the Upstate. In addition to retail offices, at June 30, 2007, the Company had 39 automatic teller machine (“ATM”) locations (including nine at nonretail office locations) and five-limited service offices located in retirement centers in the Upstate. The Bank was organized and chartered under South Carolina law in 1906. The Bank has one active subsidiary, Palmetto Capital, Inc. (“Palmetto Capital”), that provides investment products. Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, the Bank, which includes Palmetto Capital, Inc.

Mission and Strategic Vision

The Company’s mission as an independent Upstate financial institution is to achieve superior long-term shareholder value, exercise exemplary corporate citizenship, and create an environment which promotes and rewards employee development and the consistent delivery of quality service to our customers.

From a strategic vision perspective, the Company strives to be widely recognized as Upstate South Carolina’s premier independent community banking organization.  Through a variety of delivery channels, the Company provides a full range of high-quality financial products and services throughout its extended trade area.  The Company and its personnel strive to provide a level of consistently superior personal service setting the Company apart from other bank and nonbank competitors.

Financial Highlights

The following tables summarize the Company’s financial highlights at and for the dates indicated (dollars in thousands).

(dollars in thousands, except common and per share data)
	At and for the three month				At and for the six month
	periods ended June 30,		Variance			periods ended June 30,		Variance
	2007	2006	$		%	2007	2006	$	%
	(unaudited)					(unaudited)
RESULTS OF OPERATIONS
Interest income	$20,696	18,769		1,927	10.3%	40,894	36,717	4,177	11.4
Interest expense	7,988	6,601		1,387	21.0	15,723	12,454	3,269	26.2
Net interest income	12,708	12,168		540	4.4	25,171	24,263	908	3.7
Provision for loan losses	433	525		(92)	(17.5)	800	1,050	(250)	(23.8)
Net interest income after provision for loan losses	12,275	11,643		632	5.4	24,371	23,213	1,158	5.0
Noninterest income	3,865	3,976		(111)	(2.8)	7,697	7,879	(182)	(2.3)
Noninterest expense	9,871	10,085		(214)	(2.1)	20,013	20,151	(138)	(0.7)
Income before provision for income taxes	6,269	5,534		735	13.3	12,055	10,941	1,114	10.2
Provision for income taxes	2,204	1,803		401	22.2	4,229	3,560	669	18.8
Net income	$4,065	3,731		334	9.0%	7,826	7,381	445	6.0
COMMON SHARE DATA
Net income:
Basic	$0.64	0.59		0.05	8.5%	1.23	1.17	0.06	5.1
Diluted	0.63	0.58		0.05	8.6	1.21	1.15	0.06	5.2
Cash dividends	0.19	0.18		0.01	5.6	0.38	0.36	0.02	5.6
Book value	16.49	14.73		1.76	11.9	16.49	14.73	1.76	11.9
Outstanding shares	6,389,660	6,356,635		33,025	0.5	6,389,660	6,356,635	33,025	0.5
Weighted average outstanding - basic	6,385,483	6,354,888		30,595	0.5	6,382,019	6,349,099	32,920	0.5
Weighted average outstanding - diluted	6,499,649	6,429,759		33,229	0.5	6,480,454	6,423,970	35,554	0.6
Dividend payout ratio	29.87%	30.67		(0.80)	(2.6)	31.01	30.99	0.02	0.1
PERIOD-END BALANCES
Assets	$1,179,869	1,116,073		63,796	5.7%	1,179,869	1,116,073	63,796	5.7
Investment securities available for sale, at fair market value	104,708	115,440		(10,732)	(9.3)	104,708	115,440	(10,732)	(9.3)
Loans (1)	987,822	892,364		95,458	10.7	987,822	892,364	95,458	10.7
Deposits and borrowings	1,066,207	1,016,342		49,865	4.9	1,066,207	1,016,342	49,865	4.9
Shareholders' equity	105,391	93,626		11,765	12.6	105,391	93,626	11,765	12.6
AVERAGE BALANCES
Assets	$1,166,247	1,114,489		51,758	4.6%	1,161,523	1,100,971	60,552	5.5
Interest-earning assets	1,098,323	1,034,089		64,234	6.2	1,091,709	1,025,236	66,473	6.5
Investment securities available for sale, at fair market value	107,759	121,053		(13,294)	(11.0)	110,585	123,472	(12,887)	(10.4)
Loans (1)	968,985	880,061		89,838	10.3	960,302	874,118	86,895	10.0
Deposits and borrowings	917,615	880,344		37,271	4.2	916,459	869,382	47,077	5.4
Shareholders' equity	105,223	93,625		11,598	12.4	103,680	92,439	11,241	12.2
SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.40%	1.34		0.06	4.5%	1.36	1.35	0.01	0.7
Return on average shareholders' equity	15.50	15.98		(0.48)	(3.0)	15.22	16.10	(0.88)	(5.5)
Net interest margin	4.64	4.72		(0.08)	(1.7)	4.65	4.77	(0.12)	(2.5)
(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Results of Operations. Unlike many companies that manufacture goods or provide services, virtually all of the assets and liabilities of the Company are monetary in nature and, as a result, the Company’s operations are impacted by interest rate fluctuations.  The Company actively manages the gap between its interest-sensitive assets and liabilities.

The actions of the Federal Reserve influence the growth of loans, investments, and deposits and impact the interest rates charged on loans and paid on deposits. The Federal Reserve’s policies have had a significant impact on the operating results of the Bank and are expected to continue to do so in the future.

Since the second quarter of 2004, the federal funds rate has increased from 1.0% to 5.25% in a series of seventeen moves. Moreover, since January 2006, the federal funds rate has increased 100 basis points from 4.25% to 5.25% in a series of four moves the last two of which occurred during the second quarter of 2006.  These actions of the Federal Reserve Open Market Committee impacted net interest income during the three month period ended June 30, 2007 over the same periods of 2006.

Net interest income for the second quarter of 2007 was $12.7 million, an increase of 4.4% compared to the second quarter of 2006. During the three month period ended June 30, 2007 compared with the same period of 2006, the Company experienced increases in both average yield on interest-earning assets and average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 28 basis points to 7.56% during the second quarter of 2007 from 7.28% during the same period of 2006. The average cost of interest-bearing liabilities increased 48 basis points to 3.49% from 3.01% when comparing the same periods. Average interest-earning assets increased $64.2 million during the quarter ended June 30, 2007 over the same quarter of 2006, primarily within the loan portfolio, while interest-bearing liabilities increased $37.3 million over the same period.

The following analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended June 30, 2007 to the three month period ended June 30, 2006 (in thousands).

	Volume	Rate	Total
Total interest-earning assets	$1,479	448	1,927
Total interest-bearing liabilities	276	1,111	1,387
Net interest income	$1,203	(663)	540

Noninterest expenses as a percentage of total revenue has decreased from 44.3% in the second quarter of 2006 to 40.2% in the second quarter of 2007.

Period-End Balances.  At June 30, 2007, the investment security portfolio represented 8.9% of total assets, a decline from 10.1% at December 31, 2006. The decline in the total investment securities portfolio from December 31, 2006 to June 30, 2007 resulted primarily from short-term taxable securities issued by government-sponsored enterprises not being reinvested but instead being used to fund loan growth and repay borrowings during the six month period ended June 30, 2007. Approximately 75% of the investment securities portfolio was pledged to secure public deposits as of June 30, 2007 as compared with 62% at December 31, 2006 and 94% at June 30, 2006.  Approximately 42.6% of investment securities portfolio secured public deposits as of June 30, 2007 as compared with 38% at December 31, 2006 and 74% at June 30, 2006.  Of the Company’s $104.7 million available for sale investment securities balance at June 30, 2007, $25.9 million was unpledged and, therefore, available as a liquidity source. The fluctuation in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 88.2% of average interest-earning assets during the three month periods ended June 30, 2007. Total loans, including mortgage loans held for sale, increased $40.2 million, during the first six months of 2006.  During this period, increases were experienced in the commercial business, commercial real estate, and residential mortgage loan portfolios when analyzing the loan portfolio by loan purpose.  During this period, mortgage loans held for sale decreased $382 thousand to $1.3 million at June 30, 2007. During 2006, the Company introduced business credit scoring and began placing an emphasis on small commercial loans.  Management believes that these changes continued to result in increases in commercial business loans as a percentage of the total portfolio during the first six months of 2007. Management anticipates that aggressive commercial real estate building in recent years may indicate an upcoming period of oversupply.  In order to avoid an excess supply of commercial limited-service properties, the Company has tightened underwriting standards with regard to such loans resulting in little change in commercial real estate loans as a percentage of the total portfolio. The Company experienced an increase in residential mortgage loans and a decrease in mortgage loans held for sale during the first six months of 2007 as a result of the Company’s decision to retain more residential loans in its in-house portfolio during the period.

The Allowance totaled $8.5 million, at both December 31, 2006 and June 30, 2007, respectively representing 0.90% and 0.86% of loans, calculated using loans excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income. Management believes that the declining trend of the Allowance as a percentage of ending loans results from several factors including, but not limited to, management’s conservative philosophy regarding its lending mix which impacts risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk that other types of lending, all of which impact Allowance allocations.

The Company experienced an increase of $8.2 million in traditional deposit accounts during the first six months of 2007 as a result of an increase in transaction deposit accounts totaling $53.2 million offset by declines in money market, savings, and time deposit accounts.  The increase in transaction deposit accounts resulted from the Company’s continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company’s reputation in the communities served. Additionally, the Company has made efforts to enhance its deposit mix by working to attract lower cost deposit accounts.  The Company believes that the growth in traditional deposit continues to be enhanced by the introduction, continuation, and enhancement of product programs and promotions.  During the first six months of 2007, approximately $8 million of the public funds deposited within a Company money market deposit account was transferred from the Bank, and, money market funds of the Bank’s trust department declined approximately $3 million, which together comprised the majority of the decline in the Company’s money market deposit accounts over the periods noted.  Time deposit accounts decreased by $28.7 million, or 7.5% during the first six months of 2007. Prior promotional certificate of deposit accounts offered by the Company matured during the first six months of 2007.  During this time, the Company offered a specifically targeted time deposit program in an effort to retain maturing funds.   Management believes that the Company’s time deposit accounts declined during the first six months of 2007 as a result of returns currently available from alternative investments.

Although the Bank has historically directly competed for deposits with commercial banks and other financial institutions, in recent years, money market, stock, and fixed income mutual funds have attracted an increasing share of household savings.  Consequently, the Company considers these funds to be competitors of the Bank. Competition among various financial institutions is based on interest rates offered on deposit accounts, service charges, the quality of service rendered, and the convenience of banking offices. The Bank feels that it sets itself apart from its competitors by providing superior personal service through a variety of delivery channels and a full range of high quality financial products and services.

In addition to traditional deposit funding, the Company utilized borrowings to support interest-earning asset growth during the first six months of 2006, which increased $13.0 million during the period.

During the first six months of 2007, shareholders’ equity was increased through the retention of net income, stock option activity, and compensation expense related to stock options granted.  These increases were offset by an increase in cash dividends and in accumulated other comprehensive loss over the six month period.

Other Highlights

  In conjunction with the Company’s 100th anniversary celebration on September 21, 2006, the Company announced its plan to relocate its corporate headquarters to downtown Greenville in 2008. Tentative plans project construction of the new leased facility to begin in 2007 with a projected completion date in 2008.  On May 2, 2007, The Bank entered into a Commercial Lease (Build-to-Suit) (the "Lease Agreement") with Charles E. Howard and Doris H. Howard ("Lessor").  Pursuant to the Lease Agreement, the Lessor will complete site work, construct an approximately 42,000 square foot building, and lease the combined parcels and building to the Company to be used as the Company’s new corporate headquarters. During construction of the new corporate headquarters, branch operations will be temporarily housed and conducted within the existing building and parking facilities owned by the Bank and located at 105 North Church Street. In conjunction with the demolition of the current downtown Greenville banking office, the Company anticipates an immaterial write off in leasehold improvements during the third quarter of 2007.  The Company is currently analyzing the accounting treatment of this lease agreement. The Company filed a Current Report on Form 8-K on June 26, 2007 to announce its entry into this material definitive agreement.

  During the second quarter of 2007, the Company executed a ground lease contract for a nonretail office ATM location at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  The Company plans to have this location in service by January 2008.

  As reported in the Company’s Annual Report on Form 10-K for the Year Ended Dec ember 31, 2006, during February 2007, the Bank purchased real estate in Anderson County on which to construct and relocate its existing Pendleton banking office.  Ground was broken on this site in July 2007.

  During the second quarter of 2007, the Company contracted to purchase property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  The Company expects to close on this property during the third quarter of 2007.

  During April 2007, Nexity Bank extended to the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending April 30, 2008 subject to specified terms and conditions. Advances under this Accommodation are advances of federal funds with a maturity of the next Banking Day (the next day other than Saturday or Sunday on which banking business is conducted in South Carolina). This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding sources from $40 million to $50 million.

  At June 30, 2007, of its approximately $102.0 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $9.5 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At June 30, 2007, the Company had approximately $23.5 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

  The Company’s remaining $10.0 million in long-term FHLB borrowings matured on June 14, 2007.

  At June 30, 2007 and 2006, Palmetto Bancshares and the Bank were each categorized as well capitalized under the regulatory framework for prompt corrective regulatory action.

Critical Accounting Policies

The Company’s accounting and financial reporting policies are in conformity with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of revenue and expense during the reporting period.  The Company’s significant accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2006.  Of these significant accounting policies, the Company has determined that its most critical accounting estimates include the accounting for its allowance for loan losses, pension plan, mortgage-servicing rights portfolio, past acquisitions, and income taxes to be its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine the Company’s critical accounting policies, management considers if the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations. In conjunction with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, management and the Company’s independent registered public accounting firm discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company’s Board of Directors.

Other Information

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

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)
	June 30,	December 31,	Variance
	2007	2006	$	%
ASSETS
Cash and cash equivalents
Cash and due from banks	$33,286	43,084	(9,798)	(22.7)%
Federal funds sold	9,972	3,582	6,390	178.4
Total cash and cash equivalents	43,258	46,666	(3,408)	(7.3)
Federal Home Loan Bank ("FHLB") stock, at cost	2,527	2,599	(72)	(2.8)
Investment securities available for sale, at fair market value	104,708	116,567	(11,859)	(10.2)
Mortgage loans held for sale	1,293	1,675	(382)	(22.8)
Loans	986,529	945,913	40,616	4.3
Less: allowance for loan losses	(8,515)	(8,527)	12	(0.1)
Loans, net	978,014	937,386	40,628	4.3
Premises and equipment, net	24,952	24,494	458	1.9
Goodwill	3,691	3,691	-	-
Other intangible assets	102	127	(25)	(19.7)
Accrued interest receivable	6,201	6,421	(220)	(3.4)
Other	15,123	13,510	1,613	11.9
Total assets	$1,179,869	1,153,136	26,733	2.3%
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$137,182	133,623	3,559	2.7%
Interest-bearing	864,643	859,958	4,685	0.5
Total deposits	1,001,825	993,581	8,244	0.8
Retail repurchase agreements	12,145	14,427	(2,282)	(15.8)
Commercial paper (Master notes)	27,737	20,988	6,749	32.2
Other short-term borrowings	24,500	6,000	18,500	308.3
Long-term borrowings	-	10,000	(10,000)	(100.0)
Accrued interest payable	1,523	1,584	(61)	(3.9)
Other	6,748	6,180	568	9.2
Total liabilities	1,074,478	1,052,760	21,718	2.1
Shareholders' Equity
Common stock	31,948	31,837	111	0.3
Capital surplus	1,391	1,102	289	26.2
Retained earnings	73,531	68,132	5,399	7.9
Accumulated other comprehensive loss, net of tax	(1,479)	(695)	(784)	112.8
Total shareholders' equity	105,391	100,376	5,015	5.0
Total liabilities and shareholders' equity	$1,179,869	1,153,136	26,733	2.3%

Investment Securities Available for Sale

The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Government-sponsored enterprises	$29,579	28.3%	42,383	36.4
State and municipal	51,624	49.3	48,014	41.2
Mortgage-backed	23,505	22.4	26,170	22.4
Total investment securities
available for sale	$104,708	100.0%	116,567	100.0

At June 30, 2007, the investment security portfolio represented 8.9% of total assets, a decline from 10.1% at December 31, 2006. The decline in the total investment securities portfolio from December 31, 2006 to June 30, 2007 resulted primarily from short-term taxable securities issued by government-sponsored enterprises (“GSEs”) not being reinvested but instead being used to fund loan growth and repay borrowings during the six month period ended June 30, 2007.

See Part I, Item 1. Financial Statements, Consolidated Statements of Cash Flows contained herein for further discussion regarding how purchases of and proceeds from the sale, maturities, and / or calls of investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the six month period ended June 30, 2007.

The following tables summarize the amortized cost and fair market values of investment securities available for sale at the dates indicated (in thousands).

	June 30, 2007		December 31, 2006
		Fair		Fair
	Amortized	market	Amortized	market
	cost	value	cost	value
Government-sponsored enterprises	$29,672	29,579	42,554	42,383
State and municipal	53,343	51,624	48,780	48,014
Mortgage-backed	24,099	23,505	26,362	26,170
Total investment securities
available for sale	$107,114	104,708	117,696	116,567

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment.  Approximately 75% of the investment securities portfolio was pledged to secure public deposits as of June 30, 2007 as compared with 62% at December 31, 2006 and 94% at June 30, 2006.  Approximately 42.6% of investment securities portfolio secured public deposits as of June 30, 2007 as compared with 38% at December 31, 2006 and 74% at June 30, 2006.  The fluctuation in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as further discussed in Part I, Item 1. Financial Statements, Note 10 and Note 11 contained herein with regard to the Company’s borrowings from the FHLB.

See Part I, Item 1. Financial Statements, Note 3 contained herein for further discussion regarding the Company’s investment securities portfolio.

Concentrations of Credit Risk. The following table summarizes the amortized cost and fair market value of the securities of issuers that, in the aggregate, exceed ten percent of shareholders’ equity at June 30, 2007 (dollars in thousands).

	Amortized		Fair market
	Cost	% of GSEs	value	% of GSEs
Government-sponsored enterprises
FHLB	$25,704	86.7%	25,632	86.6
FHLMC	2,982	10.0	2,975	10.1
FNMA	986	3.3	972	3.3
	$29,672	100.0%	29,579	100.0
	Amortized		Fair market
	Cost	% of MBSs	value	% of MBSs
Mortgage-backed
FHLMC	$7,555	31.3%	7,350	31.3
FNMA	16,544	68.7	16,155	68.7
	$24,099	100.0%	23,505	100.0
		% of
		portfolio		% of
	Amortized	amortized	Fair market	portfolio fair
	Cost	cost	value	market value
Total GSEs and MBSs
FHLB	$25,704	24.0%	25,632	24.5
FHLMC	10,537	9.8	10,325	9.9
FNMA	17,530	16.4	17,127	16.4
	$53,771	50.2%	53,084	50.8

The Company places its deposits and correspondent accounts with, and sells its federal funds to, high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Loans

General.  Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 88.2% and 85.1% of average interest-earning assets during the three month periods ended June 30, 2007 and June 30, 2006, respectively and 88.0% and 85.3% of average interest-earning assets during the six month periods ended June 30, 2007 and June 30, 2006, respectively. The following table summarizes the Company’s loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial and industrial	$73,943	7.4%	126,742	13.4
Real estate - 1 - 4 family	211,190	21.4	171,828	18.1
Real estate - construction	39,695	4.0	19,959	2.1
Real estate - other	574,516	58.2	540,869	57.1
Total loans secured by real estate	825,401	83.6	732,656	77.3
General consumer	70,814	7.2	70,502	7.4
Credit line	5,055	0.5	4,868	0.5
Bankcards	11,461	1.2	11,813	1.3
Others	1,148	0.1	1,007	0.1
Total loans, gross	$987,822	100.0%	947,588	100.0

During the first six months of 2007, management performed tasks in order to comply with commercial real estate regulatory reporting requirements. Specifically, in order to adequately monitor segments of the loan portfolio, the Company reviewed its stratifications within the loan portfolio using parameters including, but not limited to, loan type, loan purpose, geographic distribution, and collateral, if applicable, as management believes that this stratification assists in the identification of factors that either heighten or reduce the inherent risk. As a result of this process, management deemed it necessary to adjust various stratification identifiers of such loans resulting in fluctuations within loan outstanding balances when reviewed by such stratification identifiers. These reclassifications may impact the comparability of 2006 and 2007 balances.  Management is currently exploring ways in which to improve the comparability of these numbers in the future.

The following table summarizes loans by loan purpose at the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial business	$120,916	12.4%	112,264	12.0
Commercial real estate	618,084	63.1	593,377	63.2
Installment	23,280	2.4	22,139	2.4
Installment real estate	68,633	7.0	66,161	7.0
Indirect	43,098	4.4	43,634	4.6
Credit line	1,926	0.2	1,982	0.2
Prime access	52,272	5.3	53,883	5.7
Residential mortgage	42,920	4.4	35,252	3.7
Bankcards	11,461	1.2	11,813	1.3
Business manager	316	-	370	-
Other	1,623	0.2	1,793	0.2
Loans, unadjusted gross	984,529	100.6	942,668	100.3
Loans in process	1,279	0.1	2,587	0.3
Deferred loans fees and costs	721	0.1	658	0.1
Loans, adjusted gross	986,529	100.8	945,913	100.7
Mortgage loans held for sale	1,293	0.1	1,675	0.2
Total loans, gross	987,822	100.9	947,588	100.9
Allowance for loan losses	(8,515)	(0.9)	(8,527)	(0.9)
Total loans, net	$979,307	100.0%	939,061	100.0

During 2006, the Company introduced business credit scoring and began placing an emphasis on small commercial loans.  Management believes that these changes continue to result in increases in commercial business loans as a percentage of the total portfolio.

Management believes that the aggressive commercial real estate building in recent years may indicate an upcoming period of oversupply.  In order to avoid an excess supply of commercial limited-service properties, the Company has tightened underwriting standards with regard to such loans resulting in little change in commercial real estate loans as a percentage of the total portfolio.

The increase in residential mortgage loans and the decrease in mortgage loans held for sale during the first six months was the result of the Company’s decision to retain more residential loans in its in-house portfolio during the period.

See Part I, Item 1. Financial Statements, Note 4 contained herein for further discussion regarding the Company’s loan portfolio.

Credit Quality.  The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands). The composition of nonaccrual loans is based on loan collateral type.

	June 30,		December 31,
	2007		2006
Real estate	$12,041		6,271
Commercial and industrial	329		549
Consumer	66		179
Total nonaccrual loans	12,436		6,999
Real estate acquired in settlement of loans	717		600
Repossessed automobiles	386		319
Total nonperforming assets	$13,539		7,918
Loans past due 90 days and still accruing (1)	$290		260
Ending loans (2)	$986,529		945,913
Nonaccrual loans as a percentage of loans (2)	1.26%		0.74
Nonperforming assets as a percentage of
total assets	1.15%		0.69
Allowance for loan losses to nonaccrual
loans	0.68	x	1.22
(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

Total nonaccrual loans increased $5.4 million from December 31, 2006 to June 30, 2007 primarily due to an increase in nonaccrual loans secured by real estate.  Management believes that the increase in nonaccrual loans at June 30, 2007 over December 31, 2006 does not indicate a deterioration of asset quality as the increase can be attributed, for the most part, to isolated loan circumstances. During the first quarter of 2007, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  At June 30, 2007, the principal balance of these loans totaled $5.3 million.  During July 2007, foreclosure proceedings were completed with regard to the real estate collateral securing both loans.  Both properties were placed into the Bank’s real estate in settlement of loans portfolio in July at fair market value.  Management expects that the sale of the collateral securing these loans will fully cover the Company’s investment. Excluding the impact of these loans, virtually all other nonaccrual comparisons remained relatively unchanged from December 31, 2006 to June 30, 2007.  In its consideration of collectibility of nonaccrual loans, management takes into consideration, among other factors, that 96.8% of nonaccrual loans at June 30, 2007 were secured by real estate. In the event of foreclosure, any losses would be offset by funds received through the liquidation of the underlying real estate collateral.

Also included within nonaccrual loans at both December 31, 2006 and June 30, 2007 was a loan secured by other real estate placed in nonaccrual during the fourth quarter of 2005.  In accordance with the Bank’s Lending Policy, the loan was downgraded to “substandard” at that time.  At both December 31, 2006 and June 30, 2007, the principal balance of this loan totaled $3.9 million.  $878 thousand of the loan balance was specifically reserved at both December 31, 2006.  At the time of this filing, the borrower has filed for protection under the bankruptcy code placing a stay on the Bank's foreclosure order.

Troubled debt restructurings entered into by the Company during the three month period ended June 30, 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations.  Any specific allocations identified during the review based on probable losses have been included in the Company’s Allowance for the applicable period.

As of June 30, 2007, management was aware of no other potential problem loans that were not already categorized as nonaccrual, past due, or restructured, or that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

The Company regularly reviews its loan portfolio and management determines whether any loans require classification in accordance with applicable regulations.  The Company’s believes that loans are appropriately classified.

The following table summarizes the composition of the Company’s classified assets by collateral type at the dates indicated (in thousands).

	June 30, 2007
	Special
	mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$286	963	776	-	2,025
Real estate	923	18,358	809	-	20,090
General consumer	16	270	32	-	318
Credit line	6	34	1	-	41
Total classified loans	$1,231	19,625	1,618	-	22,474
Total classified loans, unadjusted, as a percentage of total loans (1)					2.3%
Total classified loans, adjusted, as a percentage of total loans (1)					1.7%
	December 31, 2006
	Special
	mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$301	1,098	839	-	2,238
Real estate	1,063	12,398	942	-	14,403
General consumer	2	321	36	-	359
Credit line	6	47	1	-	54
Total classified loans	$1,372	13,864	1,818	-	17,054
Total classified loans, unadjusted, as a percentage of total loans (1)					1.8%
(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance.

Overall, classified assets increased $5.4 million from December 31, 2006 to June 30, 2007.  From a portfolio perspective, the increase was experienced primarily in classified assets secured by real estate.  From a classification perspective, the increase was experienced primarily in substandard assets discussed previously in conjunction with the increase in nonaccrual loans over the same periods. Management believes that the increase in classified assets, from both the portfolio and classification perspectives, at June 30, 2007 over December 31, 2006 can be attributed, for the most part, to two loans, secured by other real estate, which were placed in nonaccrual status during the first quarter of 2007. In accordance with the Company’s Lending Policy, the loans were downgraded to “substandard.” At June 30, 2007, the principal balance of these loans totaled $5.3 million.  During July 2007, foreclosure proceedings were completed with regard to the real estate collateral securing both loans.  Both properties were placed into the Bank’s real estate in settlement of loans portfolio in July at fair market value.  Management expects that the sale of the collateral securing these loans will fully cover the Company’s investment. Excluding the impact of these loans, virtually all other comparisons, whether from a portfolio or classification perspective, remained relatively unchanged from December 31, 2006 to June 30, 2007.

As noted above in conjunction with the discussion of nonaccrual loans, also included within nonaccrual loans at both December 31, 2006 and June 30, 2007 was a loan secured by other real estate placed in nonaccrual during the fourth quarter of 2005.  In accordance with the Bank’s Lending Policy, the loan was downgraded to “substandard” at that time.  At both December 31, 2006 and June 30, 2007, the principal balance of this loan totaled $3.9 million.  $878 thousand of the loan balance was specifically reserved at both December 31, 2006.

The following table summarizes the changes in the Company’s real estate acquired in settlement of loans, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Real estate acquired in settlement of loans, beginning of period	$934	932	600	1,954
Add: New real estate acquired in settlement of loans	81	31	582	83
Less: Sales / recoveries of real estate acquired in settlement of loans	(294)	(190)	(294)	(1,121)
Less: Provision charged to expense	(4)	(45)	(171)	(188)
Real estate acquired in settlement of loans, end of period	$717	728	717	728

When Federal Reserve Chairman Ben Bernanke testified before the House Financial Services Committee on July 18, 2007, he noted that rising delinquencies and foreclosures are creating personal, economic and social distress for many homeowners and communities. Consistent with these trends, the Company’s new real estate acquired in settlement of loans totaled $582 thousand during the first six months of 2007 compared with $83 thousand during the same period of 2006.  Although during the six month period June 30, 2006, $1.1 million in sales and recoveries from the portfolio were experienced, the portfolio balance at that time from which sales were derived (beginning balance plus additions to the portfolio) were considerably higher than those on which sales were derived for the six month period ended June 30, 2007.  Management believes that real estate acquired in settlement of loans is effectively managed by the Company considering the increasing industry trends with regard to foreclosure evidenced by the relatively unchanged balance in the portfolio when comparing June 30, 2006 to June 30, 2007.

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

	June 30, 2007
	Outstanding	As a percentage	As a percentage of
	balance	of total equity	total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$73,943	70%	7%
Residential mortgage instruments	211,190	200	21
Nonresidential mortgage instruments	574,516	545	58
	December 31, 2006
	Outstanding	As a percentage	As a percentage of
	balance	of total equity	total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$126,742	126%	13%
Residential mortgage instruments	171,828	171	18
Nonresidential mortgage instruments	540,869	539	57

As previously discussed, the fluctuations in outstanding balances during the first six months of 2007 were a result of the Company’s review of stratifications within the loan portfolio and the resulting adjustments made to various stratification identifiers. These reclassifications may impact the comparability of 2006 and 2007 balances.  Management is currently exploring ways in which to improve the comparability of these numbers in the future.

Management realizes that there are inherent risks in all loan portfolios and that there is always risk associated with a lack of diversification.  However, management believes that risks associated with the concentration of loans secured by nonresidential mortgage instruments are mitigated through the analysis and underwriting of the credit requests, the retention of adequate collateral, and the oversight of development or construction processes, where applicable.  The collateral associated with such loans ranges from income producing commercial properties to new residential or commercial development projects. Sources of repayment are analyzed to determine the degree of risk related to each loan during the underwriting process.  Additionally, although included in one reporting category, loans secured by nonresidential mortgage instruments are comprised of many types of loans to many types of borrowers located in many geographical areas.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at June 30, 2007, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

Allowance for Loan Losses

The Allowance totaled $8.5 million, at both December 31, 2006 and June 30, 2007, respectively representing 0.90% and 0.86% of loans, calculated using loans excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income.

The following table indicates management’s breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans at the dates indicated (dollars in thousands). Management believes that the Allowance can be allocated by category only on an approximate basis.  The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in other categories.

	June 30,		December 31,
	2007		2006
		% of		% of
		loans		loans
	Total	to total	Total	to total
	allowance	loans	allowance	loans
Commercial and industrial	$845	7.4%	1,167	13.4
Real estate - 1 - 4 family	1,287	21.4	1,344	18.1
Real estate - construction	39	4.0	20	2.1
Real estate - other	3,943	58.2	2,745	57.1
General consumer	1,075	7.2	1,860	7.4
Credit line	156	0.5	162	0.5
Bankcards	346	1.2	382	1.3
Others	824	0.1	847	0.1
Total	$8,515	100.0%	8,527	100.0

The increase in the allocation of the Allowance to the portfolio secured by other real estate was due, in large part, to two loans placed in nonaccrual status during the first three months of 2007 as discussed in Loans, both of which were secured by other real estate.  As such, the loans were downgraded to substandard in accordance with the Company’s Lending Policy.  Although it was determined that these loans did not require specific allocations, general reserves were allocated to these loans.  At June 30, 2007, the principal balance of these loans totaled $5.3 million.  The decrease in allocation of the Allowance to the loan portfolio secured by general consumer collateral was due primarily to a decrease in the historical loss percentage with regard to this category.

See Loans contained herein for discussion regarding the composition of the loan portfolio as well as the fluctuations within the portfolio from December 31, 2006 to June 30, 2007.

The following table summarizes activity within the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the three month		At and for the six month
	periods ended June 30		periods ended June 30
	2007	2006	2007	2006
Allowance balance, beginning of period	$8,460	8,727	8,527	8,431
Provision for loan losses	433	525	800	1,050
Loans charged-off
Commercial and industrial	32	98	138	214
Real estate - 1 - 4 family	125	21	212	40
Real estate - construction	-	-	-	-
Real estate - other	51	100	158	100
Consumer	252	214	482	358
Total loans charged-off	460	433	990	712
Recoveries
Commercial and industrial	3	7	21	29
Real estate - 1 - 4 family	30	13	33	13
Real estate - construction	-	-	-	-
Real estate - other	2	1	3	3
Consumer	47	39	121	65
Total recoveries	82	60	178	110
Net loans charged-off	378	373	812	602
Allowance balance, end of period	$8,515	8,879	8,515	8,879
Average loans (1)	$966,064	876,226	957,630	870,735
Ending loans (1)	986,529	889,117	986,529	889,117
Net loans charged-offs to average loans (1)	0.16%	0.17	0.17	0.14
Allowance for loan losses to ending loans (1)	0.86	1.00	0.86	1.00
(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

See Earnings Review, For the Three Months Ended June 30, 2007, Provision for Loan Losses and Earnings Review, For the Six Months Ended June 30, 2007, Provision for Loan Losses contained herein for discussion regarding the decrease in the provision for loan losses during the three and six month periods ended June 30, 2007 over the same periods of 2006.

Total net loans charged-off remained relatively unchanged when comparing the second quarter of 2006 with the same quarter of 2007. Net loans charged-off during the six month period ended June 30, 2007 were up $210 thousand from the same period of 2006 due to increased net loans charged-off during the first quarter of 2007 when compared with the same period of 2006.  In conjunction with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007, management reported that net loans charged-off during the first quarter of 2006 were not believed to necessarily be indicative of historical or future credit trends.  For the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2007, net loans charged-offs as a percentage of average loans were 0.11%, 0.17%, 0.19%, 0.21%, and 0.19%, respectively.

Management believes that the declining trend of the Allowance as a percentage of ending loans results from several factors including, but not limited to, management’s conservative philosophy regarding its lending mix which impacts risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk that other types of lending, all of which impact Allowance allocations.

Based on the current economic environment and other factors that impact the assessment of the Company’s Allowance as discussed above, management believes that the Allowance at June 30, 2007 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.  However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Deposits

The following table summarizes the Company’s deposit composition at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2007		2006
	Total	% of Total	Total	% of Total
Noninterest-bearing transaction deposit accounts	$136,898	13.7%	133,623	13.4
Interest-bearing transaction deposit accounts	363,500	36.3	313,613	31.6
Transaction deposit accounts	500,398	50.0	447,236	45.0
Money market deposit accounts	108,903	10.9	124,874	12.6
Savings deposit accounts	41,590	4.1	41,887	4.2
Time deposit accounts	350,934	35.0	379,584	38.2
Total traditional deposit accounts	$1,001,825	100.0%	993,581	100.0

The increase in transaction deposit accounts during the first six months of 2007 was primarily a result of the Company’s continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, level of quality customer service, and through the Company’s reputation in the communities served. Additionally, the Company has made efforts to enhance its deposit mix by working to attract lower cost deposit accounts.  The Company believes that the growth in transaction deposit accounts continues to be enhanced by the introduction, continuation, and enhancement of product programs and promotions.

During 2006, the Company reported $14 million of growth within money market deposit accounts related to temporary public funds from one entity and an increase in money market funds of the Company’s trust department of approximately $6 million. During the first six months of 2007, approximately $8 million of the public funds were transferred from the Bank, and, in addition, money market funds of the Bank’s trust department declined approximately $3 million, which together contributed to the decline in money market deposit accounts over the periods noted.

Time deposit accounts decreased by $28.7 million, or 7.5% during the first six months of 2007. Prior promotional certificate of deposit accounts offered by the Company matured during the first six months of 2007.  During this time, the Company offered a specifically targeted time deposit program in an effort to retain maturing funds.   Management believes that the Company’s time deposit accounts declined during the first six months of 2007 as a result of returns currently available from alternative investments.

The table set forth below summarizes the Company’s weighted average deposit costs for the periods indicated.

	For the three month		For the six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Average cost of core deposit accounts	2.76%	2.05	2.71	1.87
Average cost of time deposit accounts	4.39	3.91	4.35	3.80
Average cost of total traditional deposit accounts	3.44	2.95	3.41	2.82

The table set forth below summarizes the Company’s interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Transaction deposit accounts	$2,532	1,167	4,732	1,973
Money market deposit accounts	915	983	1,895	1,772
Savings deposit accounts	36	38	70	73
Time deposit accounts	3,954	3,841	7,967	7,445
Total interest expense on deposit accounts	$7,437	6,029	14,664	11,263

As summarized in Earnings Review for the applicable period, the increase in interest expense on deposit accounts when comparing both the three and six month periods ended June 30, 2007 over the same periods of 2006 was attributable primarily to changes in rate.

Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2006 to June 30, 2007.  At June 30, 2007, traditional deposit accounts as a percentage of liabilities were 93.2% compared with 94.4% at December 31, 2006.

Borrowings

In addition to the funds employed from the decline in the investment security portfolio and the net growth in traditional deposit accounts, borrowings increased $13.0 million during the first six months of 2007 to fund loan growth. Borrowings as a percentage of total liabilities were approximately 6.0% and 4.9% at June 30, 2007 and December 31, 2006, respectively. The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$12,145	18.9%	14,427	28.1
Commercial paper	27,737	43.1	20,988	40.8
Other short-term borrowings	24,500	38.0	6,000	11.7
Long-term borrowings	-	-	10,000	19.4
Total borrowings	$64,382	100.0%	51,415	100.0

The following table summarizes short-term borrowing information at and for the periods indicated (dollars in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Retail repurchase agreements
Amount outstanding at period end	$12,145	17,961	12,145	17,961
Average amount outstanding during period	12,442	17,196	13,154	18,204
Maximum amount outstanding at any period end	12,145	20,071	12,771	23,344
Rate paid at period end	3.63%	3.63	3.63	3.63
Weighted average rate paid during the period	4.19	4.13	4.23	3.89
Commercial paper
Amount outstanding at period end	$27,737	22,104	27,737	22,104
Average amount outstanding during period	26,804	20,401	24,540	18,221
Maximum amount outstanding at any period end	27,737	22,104	27,737	22,104
Rate paid at period end	3.81%	3.81	3.81	3.81
Weighted average rate paid during the period	4.32	4.05	4.33	3.81
Other short-term borrowings
Amount outstanding at period end	$24,500	-	24,500	-
Average amount outstanding during period	3,570	1,135	2,807	4,857
Maximum amount outstanding at any period end	24,500	-	24,500	13,900
Rate paid at period end	5.63%	-	5.63	-
Weighted average rate paid during the period	6.07	2.47	5.96	4.73
*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

If needed, funding sources have been arranged through federal funds lines at correspondent banks, the Federal Reserve Discount Window, and the FHLB.

At June 30, 2007, the Company had additional funding sources at correspondent banks totaling $50 million that were accessible at the Company’s option of which $15 million had been utilized. These additional sources included the Bank’s additional federal funds accommodation in the amount of $10 million from Nexity Bank obtained during the second quarter of 2007.

Federal Reserve advances, commonly referred to as “discount window borrowings,” are secured borrowings from Federal Reserve Banks. These borrowings are generally available to any depository institution that maintains reservable transaction accounts or nonpersonal time deposits and provide back-up funding for commercial banks. Such borrowings provide short-term funds to help eligible institutions meet temporary funding requirements or to cushion a more persistent outflow of funds while the bank makes an orderly adjustment of its balance sheet. All borrowings must be secured to the satisfaction of the local Reserve Bank. Satisfactory collateral generally includes United States government securities, federal agency securities, and, if they are of acceptable quality, mortgage notes on one- to four- family residences, state and local government securities, and the notes of businesses, consumers, and other customers. As such, the acceptable collateral available to secure such borrowings limits the Company’s borrowings through this funding source.  A collateralized borrowing relationship with the Federal Reserve was in place for the Bank to meet emergency funding needs at June 30, 2007, however, no borrowings were outstanding. The Bank has not historically utilized discount window borrowings from the Federal Reserve and has no plans to do so in the near term. The Bank would typically only utilize this funding source to meet emergency funding needs.

At June 30, 2007, of its approximately $102.0 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $9.5 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At June 30, 2007, the Company had approximately $23.5 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

Long-term borrowings are those having maturities greater than one year when executed. The Company’s remaining $10.0 million in long-term FHLB borrowings matured on June 14, 2007. The following table summarizes long-term borrowing information, all of which were obtained through the FHLB, at and for the periods indicated (dollars in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2007	2006	2007	2006
Long-term FHLB borrowings
Amount outstanding at period end	$-	10,000	-	10,000
Average amount outstanding during period	8,242	20,571	9,116	21,779
Maximum amount outstanding at any period end	10,000	23,000	10,000	23,000
Rate paid at period end	-%	3.85	-	3.85
Weighted average rate paid during the period	3.80	3.55	3.83	3.54

Capital Resources

Average shareholders’ equity was $105.2 million for the three month period ended June 30, 2007, or 9.0% of average assets, compared with $93.6 million, or 8.4% of average assets, for the same period of 2006.  For the six month period ended June 30, 2007, average shareholders’ equity was $103.7 million, or 8.9% of average assets, compared with $92.4 million, or 8.4% of average assets, for the same period of 2006.

Total shareholders’ equity increased from $100.4 million at December 31, 2006 to $105.4 million at June 30, 2007. The Company’s capital ratio of total shareholders’ equity to total assets was 8.9% at June 30, 2007 compared with 8.7% at December 31, 2006. During the first six months of 2007, shareholders’ equity was increased through the retention of net income, stock option activity, and compensation expense related to stock options granted.  These increases were offset by an increase in cash dividends and in accumulated other comprehensive loss over the six month period.  See Part I, Item 1. Financial Statements, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained herein for further discussion regarding the changes in stockholders’ equity during the six month period ended June 30, 2007.

Palmetto Bancshares and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At June 30, 2007 and 2006, both were each categorized as well capitalized under the regulatory framework for prompt corrective regulatory action.

See Part I, Item 1. Financial Statements, Note 16 contained herein for further discussion regarding the Bank’s and Palmetto Bancshares’ capital regulatory requirements.  At June 30, 2007, there were no conditions or events of which management was aware that would materially change Palmetto Bancshares’ or the Bank’s capitalization status.

For the second quarter of 2007, the Company’s cash dividend payout ratio was 29.87% compared with a payout ratio of 30.67% during the same period of 2006. Cash dividends per common share during the second quarter of 2007 totaled $0.19, an increase of 5.6% over dividends per common share during the same period of 2006 of $0.18. For the six month periods ended June 30, 2007 and 2006, respectively, the Company’s cash dividend payout ratio was 31.01% and 30.99%.  During the same periods, cash dividends per common share totaled $0.38 and $0.36, an increase of 5.6%. The amount of the dividends declared is dependent upon the Company’s earnings, financial condition, capital position, and such other factors the Board deems relevant.  South Carolina regulations restrict the amount of dividends that the Bank can pay to the holding company and may require prior approval before declaration and payment of any excess dividend.

Liquidity

General

The term liquidity refers to the Company’s ability to timely meet obligations when they come due without incurring unacceptable losses. The Company’s management is charged with ensuring that sufficient funds are available at a reasonable cost to meet potential demands from both funds providers and borrowers. Banks generally hold some liquid assets to supplement liquidity from deposits and other liabilities. These assets can be quickly and easily converted to cash at a reasonable cost. Liquid assets include those that can be pledged or used in a repurchase agreement.

The Company considers its money market assets to be the most liquid of it assets. Money market assets include federal funds sold with an overnight maturity or term maturity within 30 days.  At June 30, 2007, the Company had federal funds sold totaling $10.0 million.

The Company's investment portfolio can provide liquidity through any of three ways including the maturity of a security, the sale of securities for cash, or through the use of securities as collateral in a repurchase agreement or other borrowing. The Company considers an investment security to be saleable if it is not encumbered, i.e., the security cannot be sold under a repurchase agreement or pledged or used as collateral, and it is marketable.

Public funds are bank deposits of state and local municipalities. Although the funds are usually a low-cost, relatively stable source of funding for the Bank, availability depends on the particular government's fiscal policies and cash flow needs. Public funds typically require that the Bank pledge investment grade securities to the accounts to ensure repayment.  Of the Company’s $104.7 million available for sale investment securities balance at June 30, 2007, $25.9 million was unpledged and, therefore, available as a liquidity source.

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 (dollars in thousands).

	June 30, 2007
	Less than 12 months			12 months or longer			Total
		Fair	Gross		Fair	Gross		Fair	Gross
		market	unrealized		market	unrealized		market	unrealized
	#	value	losses	#	value	losses	#	value	losses
Government-sponsored enterprises	7	$18,177	$35	6	11,402	58	13	29,579	93
State and municipal	26	9,474	255	98	37,802	1,473	124	47,276	1,728
Mortgage-backed	5	8,786	199	25	13,584	395	30	22,370	594
Total investment securities
available for sale	38	$36,437	$489	129	62,788	1,926	167	99,225	2,415

Management believes that the above summarized unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity.  If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many factors including, but not limited to, asset – liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

The following table summarizes the percentage of the applicable investment segments of the investment securities available for sale by Moody’s credit ratings at June 30, 2007.

	State and	Mortgage-
	municipal	backed
A3	2%	-
Aa1	4	-
Aaa	78	100
Not rated	16	-
Total	100%	100

Of the state and municipal investment securities not rated by Moody’s at June 30, 2007, 97% was rated Aaa by Standard and Poor’s while 3% was rated Aa+.

The Company generally has ready access to borrowed funds and generally finds that such borrowings are an economical way to meet short-term or unanticipated loan demand or deposit withdrawals. Additionally, the Company’s reliance on liability liquidity has increased during the first six months of 2007, as net funds provided through traditional deposit accounts have remained relatively unchanged. Traditional deposit accounts are the Company’s primary funding source.

Management believes that through managing liabilities instead of assets, liabilities can be tailored to fit cash flow needs instead of apportioning asset types and amounts to a given liability base. Additionally, management believes that by locking in term funding liquidity risk can be reduced. By accessing external funding sources, the Company can obtain funds quickly and in large amounts instead of slowly accumulating traditional deposit accounts.

If needed, alternative funding sources have been arranged through federal funds lines at correspondent banks, the Federal Reserve Discount Window, and the FHLB.  Alternative funding is also used when traditional deposit funding is not available. The Company’s alternative funds providers are typically other financial institutions.

The federal funds market is the day-to-day unsecured lending of excess reserve funds between banks. If a bank needs funds to meet either its reserve requirements or other obligations, it can purchase the excess reserves of another bank. The primary federal funds market is overnight, but maturities may extend a few days or weeks. At June 30, 2007, the Company had additional funding sources at correspondent banks totaling $50 million that were accessible at the Company’s option of which $15 million had been utilized. These additional sources included the Bank’s additional federal funds accommodation in the amount of $10 million from Nexity Bank obtained during the second quarter of 2007.

Federal Reserve advances, commonly referred to as “discount window borrowings” are secured borrowings from Federal Reserve Banks. These borrowings are generally available to any depository institution that maintains reservable transaction accounts or nonpersonal time deposits. Such borrowings provide short-term funds to help eligible institutions meet temporary funding requirements or to cushion a more persistent outflow of funds while the bank makes an orderly adjustment of its balance sheet. All borrowings must be secured to the satisfaction of the local Reserve Bank. Satisfactory collateral generally includes United States government securities, federal agency securities, and, if they are of acceptable quality, mortgage notes on one- to four- family residences, state and local government securities, and the notes of businesses, consumers, and other customers. As such, the acceptable collateral available to secure such borrowings limits the Company’s borrowings through this funding source.

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

The FHLB may provide funding in large amounts to banks primarily through two types of funding to commercial banks: collateralized advances and uncollateralized investments.  At June 30, 2007, the Company had approximately $23.5 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

See Part I, Item 1. Financial Statements, Consolidated Statements of Cash Flows contained herein to review factors that impacted liquidity during the periods presented.

See Borrowings for further discussion regarding the Company’s short-term and long-term borrowings.

Lending Commitments

The Company enters into agreements, in the normal course of business, to extend credit to meet the financial needs of its customers. See Off-Balance Sheet Arrangements below for further discussion regarding the potential impact the Company’s lending commitments could have on liquidity at June 30, 2007.

Other

During the second quarter of 2007, in conjunction with the audit of the Company’s benefit plans, a discrepancy was discovered with regard to a definition in the benefit plan’s legal plan document and the definition as consistently applied by the Company in practice. Management is currently exploring options for resolution of the discrepancy and is analyzing any potential participant and / or financial statement impact.   At the time of this filing, the impact of this discrepancy could not be reasonably estimated.

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

Lending Commitments

In the normal course of business, the Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. The Company’s credit policies and standards are applied when making these types of commitments. These instruments are not recorded until funds are advanced under the commitments. The Company’s contractual commitments to extend credit increased slightly from $265.8 million at December 31, 2006 to $266.6 million at June 30, 2007. The following table summarizes the Company’s contractual commitments to extend credit, by collateral type, at June 30, 2007 (in thousands).

Commercial and industrial	$25,964
Real estate	177,034
Credit line	7,663
Bankcards	43,508
Others	12,406
Total contractual commitments to extend credit	$266,575

Guarantees

At June 30, 2007, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2007 was $9.2 million compared with $8.3 million at December 31, 2006.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at June 30, 2007.

Other Off-Balance Sheet Arrangements

At June 30, 2007, the Company engaged in no transactions, agreements, or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company has:

  Any obligation under a guarantee contract;

  A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

  Any obligation under a contract that would be accounted for as a derivative instrument considering exceptions; or

  Any obligation arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company.

Derivatives and Hedging Activities

At June 30, 2007, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $1.6 million at June 30, 2007 compared to approximately $3.8 million at December 31, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale was not significant at June 30, 2007.  The fair market value of derivative assets related to forward sales commitments did not significantly differ from the carrying amount at June 30, 2007. The decrease in forward sales commitments during the first six months was the result of the Company’s decision to retain more residential loans in its in-house portfolio during the period.

Earnings Review

For the Three Months Ended June 30, 2007

Overview. The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

	PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
	(dollars in thousands, except common and per share data)
	For the three month periods
	ended June 30,		Variance
	2007	2006	$	%
	(unaudited)
Interest income
Interest and fees on loans	$19,301	17,115	2,186	12.8
Interest on investment securities available for sale	1,130	1,215	(85)	(7.0)
Interest on federal funds sold	227	393	(166)	(42.2)
Dividends on FHLB stock	38	46	(8)	(17.4)
Total interest income	20,696	18,769	1,927	10.3
Interest expense
Interest on deposits	7,437	6,029	1,408	23.4
Interest on retail repurchase agreements	130	177	(47)	(26.6)
Interest on commercial paper	289	206	83	40.3
Interest on other short-term borrowings	54	16	38	237.5
Interest on long-term borrowings	78	173	(95)	(54.9)
Total interest expense	7,988	6,601	1,387	21.0
Net interest income	12,708	12,168	540	4.4
Provision for loan losses	433	525	(92)	(17.5)
Net interest income after provision for loan losses	12,275	11,643	632	5.4
Noninterest income
Service charges on deposit accounts	1,991	2,042	(51)	(2.5)
Fees for trust and brokerage services	826	847	(21)	(2.5)
Mortgage-banking income	171	275	(104)	(37.8)
Investment securities gains	-	1	(1)	(100.0)
Other	877	811	66	8.1
Total noninterest income	3,865	3,976	(111)	(2.8)
Noninterest expense
Salaries and other personnel	6,057	5,709	348	6.1
Occupancy	379	371	8	2.2
Furniture and equipment	422	438	(16)	(3.7)
Premises and equipment leases and rentals	335	331	4	1.2
Premises and equipment depreciation	480	519	(39)	(7.5)
Marketing	219	332	(113)	(34.0)
Amortization of core deposit intangibles	12	12	-	-
Other	1,967	2,373	(406)	(17.1)
Total noninterest expense	9,871	10,085	(214)	(2.1)
Net income before provision for income taxes	6,269	5,534	735	13.3
Provision for income taxes	2,204	1,803	401	22.2
Net income	$4,065	3,731	334	9.0
Common and Per Share Data
Net Income - basic	$0.64	0.59	0.05	8.5
Net Income - diluted	0.63	0.58	0.05	8.6
Cash dividends	0.19	0.18	0.01	5.6
Book value	16.49	14.73	1.76	11.9
Weighted average common shares outstanding - basic	6,385,483	6,354,888
Weighted average common shares outstanding - diluted	6,499,649	6,429,759

Net Interest Income. Net interest income is the difference between interest and fees on interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing deposits and other interest-bearing liabilities.  This measure represents the largest component of earnings for the Company. The net interest margin measures how effectively the Company manages the difference between the yield on interest-earning assets and the rate paid on funds to support those assets. Balances of interest-earning assets and successful management of the net interest margin determine the level of net interest income. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

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

	For the three month periods ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$ 968,985	$ 19,301	7.99%	$ 880,061	$ 17,115	7.80%
Investment securities available for sale, nontaxable (2)	50,729	452	3.57	54,751	496	3.63
Investment securities available for sale, taxable (2)	57,030	678	4.77	66,302	719	4.35
Federal funds sold	19,054	227	4.78	29,869	393	5.28
FHLB stock	2,525	38	6.04	3,106	46	5.94
Total interest-earning assets	1,098,323	20,696	7.56	1,034,089	18,769	7.28

Noninterest-earning assets
Cash and due from banks	29,073			44,193
Allowance for loan losses	(8,443)			(8,743)
Premises and equipment, net	24,982			23,432
Goodwill	3,688			3,688
Other intangible assets	109			156
Accrued interest receivable	5,873			5,049
Other	12,642			12,625
Total noninterest-earning assets	67,924			80,400

Total assets	$ 1,166,247			$ 1,114,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$ 463,322	$ 3,447	2.98%	$ 380,615	$ 2,150	2.27%
Savings deposit accounts	41,950	36	0.34	46,535	38	0.33
Time deposit accounts	361,285	3,954	4.39	393,891	3,841	3.91
Total interest-bearing deposits	866,557	7,437	3.44	821,041	6,029	2.95

Retail repurchase agreements	12,442	130	4.19	17,196	177	4.13
Commercial paper (Master notes)	26,804	289	4.32	20,401	206	4.05
Other short-term borrowings	3,570	54	6.07	1,135	7	2.47
Long-term borrowings	8,242	78	3.80	20,571	182	3.55
Total interest-bearing liabilities	917,615	7,988	3.49	880,344	6,601	3.01

Noninterest-bearing liabilities
Noninterest-bearing deposits	134,599			134,161
Accrued interest payable	2,468			2,212
Other	6,342			4,147
Total noninterest-bearing liabilities	143,409			140,520

Total liabilities	1,061,024			1,020,864

Shareholders' equity	105,223			93,625

Total liabilities and shareholders' equity	$ 1,166,247			$ 1,114,489

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 12,708	4.64%		$ 12,168	4.72%

(1)			Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

During the three month period ended June 30, 2007 compared with the same period of 2006, the Company experienced increases in both average yield on interest-earning assets and average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 28 basis points to 7.56% during the second quarter of 2007 from 7.28% during the same period of 2006. The average cost of interest-bearing liabilities increased 48 basis points to 3.49% from 3.01% when comparing the same periods. Average interest-earning assets increased $64.2 million during the quarter ended June 30, 2007 over the same quarter of 2006, primarily within the loan portfolio, while interest-bearing liabilities increased $37.3 million over the same period. Rates paid during the three and six month periods ended June 30, 2007 increased from those paid for the three and six month periods ended June 30, 2006. The primary reason for this change is increases in the federal funds rate by the Federal Reserve Open Market Committee.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended June 30, 2007 to the three month period ended June 30, 2006 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the three month period ended June 30,
	2007 compared with the three month period
	ended June 30, 2006
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,763	423	2,186
Investment securities available for sale	(143)	58	(85)
Federal funds sold	(132)	(34)	(166)
FHLB stock	(9)	1	(8)
Total interest-earning assets	$1,479	448	1,927
Interest-bearing liabilities
Interest-bearing deposits	$348	1,060	1,408
Retail repurchase agreements	(50)	3	(47)
Commercial paper	68	15	83
Other short-term borrowings	28	19	47
Long-term borrowings	(118)	14	(104)
Total interest-bearing liabilities	$276	1,111	1,387
NET INTEREST INCOME	$1,203	(663)	540

Provision for Loan Losses. The Company’s process for determining an appropriate level for the Allowance is based on a comprehensive, well-documented, and consistently applied analysis of its loan portfolio. As discussed in Financial Condition, Allowance for Loan Losses, all significant factors that affect the collectibility of the portfolio and support the credit losses estimated are considered during this process. Once this monthly process is completed, a provision for loan losses is charged to earnings in order to maintain the Allowance at a level adequate to provide for estimated probable losses in the loan portfolio.

The provision for loan losses was $433 thousand and $535 thousand for the three month periods ended June 30, 2007 and 2006.  The percentage of allowance for loan losses was reduced to 0.86% of gross loans, excluding mortgage loans held for sale, outstanding at June 30, 2007 from 1.00% at June 30, 2006. See Financial Condition, Allowance for Loan Losses and Financial Condition, Loans contained herein for a discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance and the related provision for loan losses.

Noninterest Income.  Noninterest income during the three month period ended June 30, 2007 decreased $111 thousand, or 2.8%, to $3.9 million from $4.0 million during the three month period ended June 30, 2006 due to decreases in all noninterest income financial statement line items except other noninterest income.

The Company sells most of the residential mortgage loans it originates in the secondary market with servicing rights retained. Mortgage loans serviced for the benefit of others amounted to $330.2 million, $325.1 million, and $312.8 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

Mortgage-banking income decreased $104 thousand, or 37.8%, during the three month period ended June 30, 2007 over the three month period ended June 30, 2006 primarily as a result of increased amortization, impairment, and recoveries between the periods. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended June 30,
	2007	2006
Mortgage-servicing fees	$206	192
Gain on sale of loans	157	132
Mortgage-serciving right amortization, impairment, and recoveries	(234)	(104)
Other mortgage-banking income	42	55
Total mortgage-banking income	$171	275

See Part I, Item 1. Financial Statements, Note 6 contained herein for a further discussion regarding the Company’s mortgage-servicing rights portfolio.

Noninterest Expense.  Noninterest expense during the three month period ended June 30, 2007 decreased $214 thousand, or 2.1%, to $9.9 million from $10.1 million during the three month period ended June 30, 2006. This decrease resulted primarily from decreases in marketing and other noninterest expense offset by an increase in salaries and other personnel expense.

Comprising 61.4% of noninterest expense during the three month period ended June 30, 2007 and 56.6% of noninterest expense during the three month period ended June 30, 2006, salaries and other personnel expense increased by $348 thousand to $6.1 million during the three month period ended June 30, 2007 from $5.7 million during the three month period ended June 30, 2006. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers and the addition of new officer positions including those positions created in connection with the opening of the new Boiling Springs banking office during 2006.

Marketing and advertising expense decreased $113 thousand during the three month period ended June 30, 2007 compared with the three month period ended June 30, 2006 primarily due to marketing costs during the second quarter of 2006 in preparation of the Company’s 100-year anniversary celebration.

Other noninterest expense decreased $406 thousand during second quarter of 2007 when compared with the same quarter of 2006.  This decrease was the result of an accumulation of changes in several accounts, none of which were determined to be unusual or infrequent events or transactions or due to any significant economic changes that materially impacted the amount of reported income from continuing operations.

Provision for Income Taxes. Income tax expense totaled $2.2 million for the three month period ended June 30, 2007 compared with $1.8 million for the three month period ended June 30, 2006.  The Company's effective tax rate was 35.2% during the 2007 period and 32.6% during the 2006 period.   In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reported that it anticipated the effective income tax rate applicable to current taxable income to approximate between 34% and 36% for 2007. Since December 31, 2006, there have been no events or conditions that management believes would change this projection.

For the Six Months Ended June 30, 2007

Overview. The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)
	For the six month periods
	ended June 30,		Variance
	2007	2006	$	%
	(unaudited)
Interest income
Interest and fees on loans	$38,067	33,568	4,499	13.4
Interest on investment securities available for sale	2,301	2,464	(163)	(6.6)
Interest on federal funds sold	451	586	(135)	(23.0)
Dividends on FHLB stock	75	99	(24)	(24.2)
Total interest income	40,894	36,717	4,177	11.4
Interest expense
Interest on deposits	14,664	11,263	3,401	30.2
Interest on retail repurchase agreements	276	351	(75)	(21.4)
Interest on commercial paper	527	344	183	53.2
Interest on other short-term borrowings	83	114	(31)	(27.2)
Interest on long-term borrowings	173	382	(209)	(54.7)
Total interest expense	15,723	12,454	3,269	26.2
Net interest income	25,171	24,263	908	3.7
Provision for loan losses	800	1,050	(250)	(23.8)
Net interest income after provision for loan losses	24,371	23,213	1,158	5.0
Noninterest income
Service charges on deposit accounts	3,899	4,028	(129)	(3.2)
Fees for trust and brokerage services	1,522	1,628	(106)	(6.5)
Mortgage-banking income	519	497	22	4.4
Investment securities gains	-	3	(3)	(100.0)
Other	1,757	1,723	34	2.0
Total noninterest income	7,697	7,879	(182)	(2.3)
Noninterest expense
Salaries and other personnel	12,194	11,484	710	6.2
Occupancy	749	754	(5)	(0.7)
Furniture and equipment	903	935	(32)	(3.4)
Premises and equipment leases and rentals	625	646	(21)	(3.3)
Premises and equipment depreciation	986	1,022	(36)	(3.5)
Marketing	487	738	(251)	(34.0)
Amortization of core deposit intangibles	24	24	-	-
Other	4,045	4,548	(503)	(11.1)
Total noninterest expense	20,013	20,151	(138)	(0.7)
Net income before provision for income taxes	12,055	10,941	1,114	10.2
Provision for income taxes	4,229	3,560	669	18.8
Net income	$7,826	7,381	445	6.0
Common and Per Share Data
Net Income - basic	$1.23	1.17	0.06	5.1
Net Income - diluted	1.21	1.15	0.06	5.2
Cash dividends	0.38	0.36	0.02	5.6
Book value	16.49	14.73	1.76	11.9
Weighted average common shares outstanding - basic	6,382,019	6,349,099
Weighted average common shares outstanding - diluted	6,480,454	6,423,970

Net Interest Income.   The following table summarizes the Company’s average balance sheets and net interest income analysis for the periods indicated (dollars in thousands).

	For the six month periods ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earnings assets
Loans, net of unearned (1)	$ 960,302	$ 38,067	7.99%	$ 874,118	$ 33,568	7.74%
Investment securities available for sale, nontaxable (2)	49,251	876	3.59	54,979	993	3.64
Investment securities available for sale, taxable (2)	61,334	1,425	4.69	68,493	1,471	4.33
Federal funds sold	18,262	451	4.98	24,377	586	4.85
FHLB stock	2,560	75	5.91	3,269	99	6.11
Total interest-earning assets	1,091,709	40,894	7.55	1,025,236	36,717	7.22

Noninterest-earning assets
Cash and due from banks	30,332			39,463
Allowance for loan losses	(8,435)			(8,638)
Premises and equipment, net	24,925			23,255
Goodwill	3,688			3,688
Other intangible assets	115			163
Accrued interest receivable	5,916			5,078
Other	13,273			12,726
Total noninterest-earning assets	69,814			75,735

Total assets	$ 1,161,523			$ 1,100,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$ 455,404	$ 6,627	2.93%	$ 365,361	$ 3,745	2.07%
Savings deposit accounts	42,066	70	0.34	46,138	73	0.32
Time deposit accounts	369,372	7,967	4.35	394,822	7,445	3.80
Total interest-bearing deposits	866,842	14,664	3.41	806,321	11,263	2.82

Retail repurchase agreements	13,154	276	4.23	18,204	351	3.89
Commercial paper (Master notes)	24,540	527	4.33	18,221	344	3.81
Other short-term borrowings	2,807	83	5.96	4,857	114	4.73
Long-term borrowings	9,116	173	3.83	21,779	382	3.54
Total interest-bearing liabilities	916,459	15,723	3.46	869,382	12,454	2.89

Noninterest-bearing liabilities
Noninterest-bearing deposits	132,857			132,898
Accrued interest payable	2,469			2,097
Other	6,058			4,155
Total noninterest-bearing liabilities	141,384			139,150

Total liabilities	1,057,843			1,008,532

Shareholders' equity	103,680			92,439

Total liabilities and shareholders' equity	$ 1,161,523			$ 1,100,971

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 25,171	4.65%		$ 24,263	4.77%

(1)			Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

During the six month period ended June 30, 2007 compared with the same period of 2006, the Company experienced increases in both average yields on interest-earning assets and average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 33 basis points to 7.55% during the six month period ended June 30, 2007 from 7.22% during the same period of 2006. The average cost of interest-bearing liabilities increased 57 basis points to 3.46% from 2.89% when comparing the same periods. Average interest-earning assets increased $66.5 million during the six month period ended June 30, 2007 over the same period of 2006, primarily within the loan portfolio, while interest-bearing liabilities increased $47.1 million over the same period. Rates paid during the three and six month periods ended June 30, 2007 increased from those paid for the three and six month periods ended June 30, 2006. The primary reason for this change is increases in the federal funds rate by the Federal Reserve Open Market Committee.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the six month period ended June 30, 2007 to the six month period ended June 30, 2006 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the six month period ended June 30,
	2007 compared with the six month period
	ended June 30, 2006
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$3,390	1,109	4,499
Investment securities available for sale	(276)	113	(163)
Federal funds sold	(151)	16	(135)
FHLB stock	(21)	(3)	(24)
Total interest-earning assets	$2,942	1,235	4,177
Interest-bearing liabilities
Interest-bearing deposits	$892	2,509	3,401
Retail repurchase agreements	(110)	35	(75)
Commercial paper	131	52	183
Other short-term borrowings	(83)	52	(31)
Long-term borrowings	(243)	34	(209)
Total interest-bearing liabilities	$587	2,682	3,269
NET INTEREST INCOME	$2,355	(1,447)	908

Provision for Loan Losses. The provision for loan losses was $800 thousand and $1.1 million for the six-month periods ended June 30, 2007 and 2006.  The percentage of allowance for loan losses was reduced to 0.86% of gross loans, excluding mortgage loans held for sale, outstanding at June 30, 2007 from 1.00% at June 30, 2006. See Financial Condition, Allowance for Loan Losses and Financial Condition, Loans contained herein for a discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance and the related provision for loan losses.

Noninterest Income. Noninterest income during the six month period ended June 30, 2007 decreased $182 thousand, or 2.3%, to $7.7 million from $7.9 million during the six month period ended June 30, 2006 due to changes in several accounts, none of which constituted material fluctuations.

Noninterest Expense.  Noninterest expense during the six month period ended June 30, 2007 decreased $138 thousand, or 0.7%, to $20.0 million from $20.2 million during the six month period ended June 30, 2006. This decrease resulted primarily from decreases in marketing and other noninterest expense offset by an increase in salaries and other personnel expense.

Comprising 60.9% of noninterest expense during the six month period ended June 30, 2007 and 57.0% of noninterest expense during the six month period ended June 30, 2006, salaries and other personnel expense increased by $710 thousand to $12.2 million during the six month period ended June 30, 2007 from $11.5 million during the six month period ended June 30, 2006. The majority of the increase in salaries and other personnel expense resulted from annual merit raises for employees and officers and the addition of new officer positions including those positions created in connection with the opening of the new Boiling Springs banking office during 2006.

Marketing and advertising expense decreased $251 thousand during the six month period ended June 30, 2007 compared with the six month period ended June 30, 2006 primarily due to marketing costs during the second quarter of 2006 in preparation of the Company’s 100-year anniversary celebration.

Other noninterest expense decreased $503 thousand during the six month period ended June 30, 2007 when compared with the same period of 2006.

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure of, and reserved for in Other Noninterest Expense in the Consolidated Statements of Income, approximately $174 thousand related to items uncollected at that date.  At the end of the first quarter of 2007, the Bank believed it had collected virtually all of these items.  As such, this reserve was reversed within other noninterest expense during the first quarter of 2007. Although items have continued to settle since the first quarter of 2007, the Company believes that the items will net to an immaterial amount when settlement is completed.  As such, no reserve was recorded in its financial statements at June 30, 2007.

The remaining decrease in other noninterest expense was the result of an accumulation of changes in several accounts, none of which were determined to be unusual or infrequent events or transactions or due to any significant economic changes that materially impacted the amount of reported income from continuing operations.

Provision for Income Taxes. Income tax expense totaled $4.2 million for the six month period ended June 30, 2007 compared with $3.6 million for the six month period ended June 30, 2006.  The Company’s effective tax rate was 35.1% during the 2007 period and 32.5% during the 2006 period.   In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reported that it anticipated the effective income tax rate applicable to current taxable income to approximate between 34% and 36% for 2007. Since December 31, 2006, there have been no events or conditions that management believes would change this projection.

Accounting and Reporting Matters

See Part I, Item 1. Financial Statements, Note 1 contained herein for further discussion regarding recently adopted and recently issued accounting pronouncements and their expected impact on the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At June 30, 2007, the Company had not used any derivatives to alter its interest rate risk profile. The Company’s financial instruments include loans, federal funds sold, FHLB stock, investment securities, deposits, and borrowings. At June 30, 2007, the Company’s interest-sensitive assets totaled approximately $1.1 billion while interest-sensitive liabilities totaled approximately $929.0 million. At December 31, 2006, the Company’s interest-sensitive assets totaled approximately $1.1 billion while interest-sensitive liabilities totaled approximately $911.4 million.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the three month period ended June 30, 2007 was 7.58% and 3.49%, respectively, compared to 7.28% and 3.01%, respectively, for the same period of 2006. The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the six month period ended June 30, 2007 was 7.57% and 3.46%, respectively, compared to 7.22% and 2.89%, respectively, for the same period of 2006. The increase in the yield on interest-sensitive assets and the cost of interest-sensitive liabilities during both the three and six month periods ended June 30, 2007 over the same periods of 2006 resulted primarily from  increases in the federal funds rate by the Federal Reserve Open Market Committee.

The Company evaluated the results of its net interest income simulation prepared as of June 30, 2007 for interest rate risk management purposes. Overall, the model results indicate that the Company’s interest rate risk sensitivity is within limits set by the Company’s guidelines and the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

Net Interest Income Simulation

The following table summarizes forecasted net interest income and net interest margin as of June 30, 2007 using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

				Net
				interest
				margin
	Adjusted	Percentage	Net	change
	net interest	change from	interest	(in basis
Interest rate scenario	income	base	margin	points)
Up 200 basis points	$49,930	(4.27)%	4.52%	(0.20)
Up 100 basis points	52,111	(0.08)	4.72	-
BASE CASE	52,155	-	4.72	-
Down 100 basis points	56,086	7.54	5.08	0.36
Down 200 basis points	57,860	10.94	5.24	0.52

The simulation results as of June 30, 2007 indicate the Company’s interest rate risk position was liability sensitive as the simulated impact of a downward movement in interest rates of 100 basis points would result in a 7.54% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 0.08% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 36 basis point increase in net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause no change in net interest margin. The projected negative impact on the Company’s net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset – Liability Committee’s policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Principal Financial Officer) and several other members of the Company’s senior management as of June 30, 2007, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of 2007, the Company did not make any changes in its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Any item which is inapplicable or to which the answer is negative has been omitted and no reference thereto has been made in this report.

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14 contained herein for a discussion of the information required by this item.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 17, 2007.  4,591,962 shares were voted of the 6,379,805 shares of $5 par value common stock entitled to vote at the Annual Shareholders' Meeting.

Proposal #1 - Election of Directors.  The Board of Directors is divided into three classes. At each Annual Meeting of Shareholders, the Company's shareholders elect the members of one of the three classes to three-year terms. At this Annual Meeting, four directors were nominated for reelection for terms expiring at the 2010 Annual Meeting of Shareholders and three Directors were nominated for terms expiring at each of the 2008, 2009, and 2010 Annual Meeting of Shareholders. The nominees included Jane S. Sosebee who was appointed to a Board term expiring at the 2008 Meeting by action of the Board of Directors in September 2006, L. Stewart Spinks who was appointed to a Board term expiring at the 2009 Meeting by action of the Board of Directors in June 2006 to fill the vacancy created by the death of William S. Moore, II during the first quarter of 2005, and Albert V. Smith who was appointed to a Board term expiring at the 2010 Meeting by action of the Board of Directors in September 2006.

	Annual Meeting of Shareholders at Which Term Expires	Number of Votes For	Number of Votes Withheld
Jane S. Sosebee	2008	4,591,662	300
L. Stewart Spinks	2009	4,591,062	900
Albert V. Smith	2010	4,443,799	148,163
Michael D. Glenn	2010	4,590,428	1,534
Ann B. Smith	2010	4,591,662	300
W. Fred Davis, Jr.	2010	4,577,637	14,325
David P. George, Jr.	2010	4,586,278	5,684

The following directors' term of office continued after the meeting: John T. Gramling, II, John D. Hopkins, Jr., L. Leon Patterson, Sam B. Phillips, Jr., E. Keith Snead, III, Paul W. Stringer, and J. David Wasson, Jr.

Item 6.  Exhibits

10.1         Lease Agreement dated as of May 2, 2007, by and between The Palmetto Bank and Charles E. Howard and Doris H. Howard (incorporated by reference from Exhibit 10.1 of Palmetto Bancshares Inc.’s Current Report on Form 8-K filed on June 26, 2007) (File no. 000-26016).

31.1         L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 31.1, 31.2, and 32 have been filed with the Securities and Exchange Commission in conjunction with this Quarterly Report on Form 10-Q. Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMETTO BANCSHARES, INC.

/s/      L. Leon Patterson

 L. Leon Patterson

 Chairman and Chief Executive Officer

/s/      Paul W. Stringer

 Paul W. Stringer

 President and Chief Operating Officer

 (Principal Financial Officer)

Dated:   August 9, 2007