Form 10-Q
period 2007-09-30
PALMETTO BANCSHARES INC
filed 2007-11-09
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer [ ]       Accelerated filer [x]      Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,400,260

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Table of Contents
		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and	23
	Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 6.	Exhibits

SIGNATURES		54

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$31,076	43,084
Federal funds sold	4,188	3,582
Total cash and cash equivalents	35,264	46,666

Federal Home Loan Bank ("FHLB") stock, at cost	3,157	2,599
Investment securities available for sale, at fair market value	96,287	116,567
Mortgage loans held for sale	1,435	1,675

Loans	1,005,872	945,913
Less: allowance for loan losses	(8,280)	(8,527)
Loans, net	997,592	937,386

Premises and equipment, net	24,476	24,494
Goodwill	3,691	3,691
Other intangible assets	90	126
Accrued interest receivable	6,421	6,421
Other	20,437	13,511
Total assets	$1,188,850	1,153,136

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$136,990	133,623
Interest-bearing	859,505	859,958
Total deposits	996,495	993,581

Retail repurchase agreements	10,130	14,427
Commercial paper (Master notes)	30,636	20,988
Other short-term borrowings	33,000	6,000
Long-term borrowings	-	10,000
Accrued interest payable	1,518	1,584
Other	8,140	6,180
Total liabilities	1,079,919	1,052,760

Commitments and contingencies (Note 14)

Shareholders' Equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,400,260 and 6,367,450
at September 30, 2007 and December 31, 2006, respectively	32,001	31,837
Capital surplus	1,527	1,102
Retained earnings	76,211	68,132
Accumulated other comprehensive loss, net of tax	(808)	(695)
Total shareholders' equity	108,931	100,376

Total liabilities and shareholders' equity	$1,188,850	1,153,136

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods ended September 30,
	2007	2006
	(unaudited)
Interest income
Interest and fees on loans	$20,012	18,033
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	322	458
State and municipal (nontaxable)	464	512
Mortgage-backed securities (taxable)	299	212
Interest on federal funds sold	149	317
Dividends on FHLB stock	47	45
Total interest income	21,293	19,577

Interest expense
Interest on deposits	7,663	6,680
Interest on retail repurchase agreements	149	213
Interest on commercial paper	312	247
Interest on other short-term borrowings	414	5
Interest on long-term borrowings	-	97
Total interest expense	8,538	7,242

Net interest income	12,755	12,335

Provision for loan losses	400	275

Net interest income after provision for loan losses	12,355	12,060

Noninterest income
Service charges on deposit accounts	2,001	1,995
Fees for trust and brokerage services	736	817
Mortgage-banking income	468	182
Investment securities gains	-	-
Other	1,407	810
Total noninterest income	4,612	3,804

Noninterest expense
Salaries and other personnel	7,040	5,772
Occupancy	375	398
Premises, furniture, and equipment leases and rentals	321	341
Premises, furniture, and equipment depreciation	492	506
Other furniture and equipment	482	473
Loss on disposition of premises, furniture, and equipment	346	-
Marketing	208	479
Amortization of core deposit intangibles	12	12
Other	2,115	2,044
Total noninterest expense	11,391	10,025

Net income before provision for income taxes	5,576	5,839

Provision for income taxes	1,680	2,038

Net income	$3,896	3,801

Common and per share data
Net income - basic	$0.61	0.60
Net income - diluted	0.60	0.59
Cash dividends	0.19	0.18
Book value	17.02	15.29

Weighted average common shares outstanding - basic	6,392,721	6,356,656
Weighted average common shares outstanding - diluted	6,500,962	6,432,546

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the nine month periods ended September 30,
	2007	2006
	(unaudited)
Interest income
Interest and fees on loans	$58,079	51,601
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	1,138	1,497
State and municipal (nontaxable)	1,340	1,505
Mortgage-backed securities (taxable)	908	644
Interest on federal funds sold	600	903
Dividends on FHLB stock	122	144
Total interest income	62,187	56,294

Interest expense
Interest on deposits	22,327	17,943
Interest on retail repurchase agreements	425	564
Interest on commercial paper	839	591
Interest on other short-term borrowings	497	119
Interest on long-term borrowings	173	479
Total interest expense	24,261	19,696

Net interest income	37,926	36,598

Provision for loan losses	1,200	1,325

Net interest income after provision for loan losses	36,726	35,273

Noninterest income
Service charges on deposit accounts	5,900	6,023
Fees for trust and brokerage services	2,258	2,445
Mortgage-banking income	987	679
Investment securities gains	-	3
Other	3,164	2,533
Total noninterest income	12,309	11,683

Noninterest expense
Salaries and other personnel	19,234	17,256
Occupancy	1,124	1,152
Premises, furniture, and equipment leases and rentals	946	987
Premises, furniture, and equipment depreciation	1,478	1,528
Other furniture and equipment	1,385	1,408
Loss on disposition of premises, furniture, and equipment	346	-
Marketing	695	1,217
Amortization of core deposit intangibles	36	36
Other	6,160	6,592
Total noninterest expense	31,404	30,176

Net income before provision for income taxes	17,631	16,780

Provision for income taxes	5,909	5,598

Net income	$11,722	11,182

Common and per share data
Net income - basic	$1.84	1.76
Net income - diluted	1.81	1.74
Cash dividends	0.57	0.54
Book value	17.02	15.29

Weighted average common shares outstanding - basic	6,385,625	6,351,646
Weighted average common shares outstanding - diluted	6,484,293	6,427,536

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data)
(unaudited)
					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	gain(loss), net	Total
Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income				11,182		11,182
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net
of tax effect of $26					42
Plus: reclassification adjustment included
in net income, net of tax effect of $1					(2)
Net unrealized gains on securities						40

Comprehensive income						11,222

Cash dividend declared and paid ($0.54 per share)				(3,431)		(3,431)
Compensation expense related to stock options			99			99
Exercise of stock options	25,450	128	228			356

Balance at September 30, 2006	6,356,785	$31,784	$986	$65,283	$(866)	$97,187

Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income				11,722		11,722
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net
of tax effect of $71					(113)
Plus: reclassification adjustment included
in net income, net of tax effect of $0					-
Net unrealized losses on securities						(113)

Comprehensive income						11,609

Cash dividend declared and paid ($0.57 per share)				(3,643)		(3,643)
Compensation expense related to stock options			99			99
Exercise of stock options	32,810	164	326			490

Balance at September 30, 2007	6,400,260	$32,001	$1,527	$76,211	$(808)	$108,931

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	For the nine month periods ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$11,722	11,182
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation, amortization, and accretion, net	1,687	1,562
Investment securities gains	-	(3)
Provision for loan losses	1,200	1,325
Origination of mortgage loans held for sale	(48,991)	(28,721)
Proceeds from sale of mortgage loans held for sale	49,832	32,578
Gain on sale of mortgage loans	(614)	(370)
Compensation expense related to stock options granted	99	99
Loss on disposition of premises and equipment	346	-
Loss on disposition of real estate acquired in settlement of loans	545	1,337
Increase of other assets, net	(982)	(962)
Increase (decrease) of other liabilities, net	1,965	(642)

Net cash provided by operating activities	16,809	17,385

Cash flows from investing activities
Purchase of investment securities available for sale	(23,979)	(14,832)
Maturities, redemption, calls, and principal repayment of investment securities available for sale	43,902	17,223
Proceeds from sales of investment securities available for sale	-	4,131
Redemption of FHLB stock	72	1,345
Purchase of FHLB stock	(630)	(158)
Origination of loans, net	(67,508)	(65,210)
Proceeds on sale of real estate acquired in settlement of loans	(374)	(1,150)
Purchases of premises and equipment	(1,806)	(3,183)

Net cash used in investing activities	(50,323)	(61,834)

Cash flows from financing activities
Deposits, net	2,914	76,274
(Decrease) increase of retail repurchase agreements, net	(4,297)	740
Increase in commercial paper, net	9,648	3,972
Increase (decrease) of other short-term borrowings, net	27,000	(17,900)
Repayment of long-term borrowings	(10,000)	(13,000)
Other common stock activity	490	356
Cash dividends paid on common stock	(3,643)	(3,431)

Net cash provided by financing activities	22,112	47,011

Net increase (decrease) of cash and cash equivalents	(11,402)	2,562
Cash and cash equivalents, beginning of the period	46,666	37,976

Cash and cash equivalents, end of the period	$35,264	40,538

Supplemental Cash Flow Data
Cash paid during the period for:
Interest expense	$24,327	19,457
Income taxes	6,018	5,925
Significant noncash investing and financing activities
(Decrease) increase of unrealized loss on investment securities available for sale, pretax	$184	(67)
Loans transferred to real estate acquired in settlement of loans, at fair market value	6,115	154

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

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing its Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

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

The following table summarizes the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 as reported prior to these reclassifications (in thousands).

	For the three	For the nine
	month period ended	month period ended
	9/30/2006	9/30/2006
Noninterest income
Service charges on deposit accounts	$2,228	6,333
Fees for trust and brokerage services	817	2,445
Mortgage-banking income	182	679
Investment securities gains	-	3
Other	909	2,738
Total noninterest income	4,136	12,198

Noninterest expense
Salaries and other personnel	5,772	17,256
Net occupancy	733	2,124
Furniture and equipment	986	2,952
Marketing and advertising	488	1,284
Postage and supplies	350	1,086
Telephone	180	575
Professional services	210	690
Other	1,638	4,724
Total noninterest expense	10,357	30,691

Net noninterest expense	$6,221	18,493

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

Recently Issued Accounting Pronouncements

The Company is aware of no accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that are applicable to the Company’s business.

Recently Adopted Accounting Pronouncements

Accounting standards issued by the FASB or other standards-setting bodies may have become effective during the period covered by this report but were determined not to be applicable to the Company’s business and, therefore, did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.       Cash and Cash Equivalents

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	September 30,	December 31,
	2007	2006
Cash working funds	$7,994	9,190
Noninterest-earning demand deposits in other banks	14,842	23,511
In-transit funds	8,240	10,383
Interest-earning federal funds sold	4,188	3,582
Total cash and cash equivalents	$35,264	46,666

The following table summarizes federal funds sold information, all of which were obtained through the correspondent banks, at and for the periods indicated (dollars in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Interest-earning federal funds sold
Amount outstanding at period end	$4,188	6,662	4,188	6,662
Average amount outstanding during period	10,117	23,083	15,517	23,941
Maximum amount outstanding at any period end	10,254	29,571	33,840	29,571
Rate paid at period end	4.64%	5.34	4.64	5.34
Weighted average rate paid during the period	5.84	5.45	5.17	5.04

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits.  At September 30, 2007, the Federal Reserve required that the Company maintain $9.6 million in reserve balances.  Due to the Company’s levels of vault cash, no reserves were required to be maintained with Bank of America, however, $1.0 million was required to be maintained with the Federal Reserve Bank of Richmond.

3.       Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

		September 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$20,702	60	(20)	20,742
State and municipal	52,763	18	(1,029)	51,752
Mortgage-backed	24,136	16	(359)	23,793
Total investment securities available for sale	$97,601	94	(1,408)	96,287

		December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$42,554	-	(171)	42,383
State and municipal	48,780	56	(822)	48,014
Mortgage-backed	26,362	72	(264)	26,170
Total investment securities available for sale	$117,696	128	(1,257)	116,567

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006 (dollars in thousands)

	September 30, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	1	3,469	20	1	3,469	20
State and municipal	22	8,038	120	101	39,078	909	123	47,116	1,029
Mortgage-backed	3	6,949	85	22	12,389	274	25	19,338	359
Total investment securities available for sale	25	$14,987	$205	124	54,936	1,203	149	69,923	1,408

	December 31, 2006
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	3	$2,980	$3	10	39,402	168	13	42,382	171
State and municipal	10	4,898	52	91	34,437	770	101	39,335	822
Mortgage-backed	-	-	-	30	16,327	264	30	16,327	264
Total investment securities available for sale	13	$7,878	$55	131	90,166	1,202	144	98,044	1,257

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

The following table summarizes the percentage of the applicable investment segments of the investment securities available for sale by Moody’s credit ratings based on fair market value at September 30, 2007.

	State and	Mortgage-
	municipal	backed
A1	1%
A3	2	-
Aa1	4	-
Aaa	77	100
Not rated	16	-
Total	100%	100

Of the state and municipal investment securities not rated by Moody’s at September 30, 2007, 97% of the securities were rated AAA by Standard and Poor’s while 3% were rated AA+.

The following tables summarize the gross realized gains and losses of investment securities available for sale at the dates indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Realized gains	$-	-	-	25
Realized losses	-	-	-	(22)
Net unrealized gains (losses)	$-	-	-	3

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment.  Approximately 82% of the investment securities portfolio was pledged to secure public deposits as of September 30, 2007 as compared with 62% at December 31, 2006 and 60% at September 30, 2006.

Concentrations of Credit Risk. The Company’s investment portfolio consists principally of securities issued by government-sponsored enterprises, and securities issued by states and municipalities within the United States. The Company has concentrations in securities issued by government-sponsored enterprises, defined as securities of issuers that, in the aggregate, exceed ten percent of shareholders’ equity, at September 30, 2007.  Although most government sponsored enterprises securities are not backed by the full faith and credit of the federal government, the Company believes that such securities have negligible credit risk. Because of the importance of the agencies in promoting public policy, the Company believes that the federal government would prevent a government sponsored enterprises from defaulting on its debt obligations. As a result, management believes that such securities provide enjoy what is commonly described as an “implied guarantee.”

4.       Loans

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	September 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial business	$130,292	13.0%	112,264	12.0
Commercial real estate	626,555	62.7	593,377	63.2
Installment	24,213	2.4	22,139	2.4
Installment real estate	71,679	7.2	66,161	7.0
Indirect	41,824	4.2	43,634	4.6
Credit line	1,943	0.2	1,982	0.2
Prime access	51,906	5.2	53,883	5.7
Residential mortgage	39,956	4.0	35,252	3.7
Bankcards	11,841	1.2	11,813	1.3
Business manager	336	-	370	-
Other	1,607	0.2	1,793	0.2
Loans, unadjusted gross	1,002,152	100.3	942,668	100.3

Loans in process	2,922	0.3	2,587	0.3
Deferred loans fees and costs	798	0.1	658	0.1
Loans, adjusted gross	1,005,872	100.7	945,913	100.7

Mortgage loans held for sale	1,435	0.1	1,675	0.2
Total loans, gross	1,007,307	100.8	947,588	100.9

Allowance for loan losses	(8,280)	(0.8)	(8,527)	(0.9)
Total loans, net	$999,027	100.0%	939,061	100.0

Loans included in the table are net of participations sold and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $339.4 million, $325.1 million, and $310.0 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. See Note 6 for further discussion regarding the Company’s mortgage-servicing rights portfolio. Net gains on the sale of mortgage loans included in Mortgage Banking Income in the Company’s Consolidated Statements of Income totaled $279 thousand and $80 thousand for the three month periods ended September 30, 2007 and 2006, respectively. Net gains on the sale of mortgage loans totaled $614 thousand and $370 thousand for the nine month periods ended September 30, 2007 and 2006, respectively.

The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	September 30,	December 31,	September 30,
	2007	2006	2006
Nonaccrual loans	$7,043	6,999	6,921
Loans past due 90 days and still accruing (1)	210	260	94
	$7,253	7,259	7,015

(1) Substantially all of these loans are bankcard loans

The following table summarizes the activity impacting the allowance for loan losses (“Allowance”) for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Allowance, beginning of period	$8,515	8,879	8,527	8,431
Provision for loan losses	400	275	1,200	1,325

Loans charged-off	(706)	(454)	(1,696)	(1,166)
Loan recoveries	71	24	249	134
Net loans charged-off	(635)	(430)	(1,447)	(1,032)

Allowance, end of period	$8,280	8,724	8,280	8,724

Troubled debt restructurings entered into by the Company during the three month periods ended September 30, 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations.  Any specific allocations identified during the review based on probable losses have been included in the Company’s Allowance for the applicable period.

The Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time.  The Company also provides standby letters of credit.  See Note 14 for further discussion regarding the Company’s commitments.

At September 30, 2007, of its approximately $95.3 million qualifying loans available to serve as collateral against borrowings and letters of credit from the FHLB, the Company pledged as collateral $93.0 million.

5.       Premises and Equipment, Net

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	September 30,	December 31,
	2007	2006
Land	$6,761	6,305
Buildings	17,809	17,124
Leasehold improvements	2,156	2,847
Furniture and equipment	17,799	17,762
Software	3,260	3,194
Bank automobiles	909	859
Premises and equipment, gross	48,694	48,091

Accumulated depreciation and amortization	(24,218)	(23,597)
Premises and equipment, net	$24,476	24,494

At September 30, 2007, the Company had thirty-two full-service banking offices in the Upstate region of South Carolina in the following counties: Laurens County (4), Greenville County (10), Spartanburg County (6), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1) in addition to two Palmetto Capital offices independent of banking office locations, 39 automatic teller machine (“ATM”) locations (including nine in nonbanking office locations), and five limited service banking offices located in retirement centers in the Upstate.   One principal banking office is located in each of the following counties: Laurens, Greenville, Spartanburg, Greenwood, and Anderson.

During the first nine months of 2007, the Bank completed its purchase of real estate on which to construct and relocate its existing Pendleton banking office in Anderson County. Ground was broken on this site in July 2007.  Additionally, during the first nine months of 2007, the Bank completed the renovation of its Montague banking office in Greenwood County, completed the upfit of, and relocated to, its temporary downtown Greenville banking office to be used during the construction of the Company’s new corporate headquarters, added a new nonbanking office ATM location at Batesville Plaza Shopping Center in Greenville County, and executed a ground lease contract for a nonretail office ATM location at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  The Company plans to have this location in service by January 2008.

The table set forth below summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Accumulated depreciation, beginning of period	$24,510	22,710	23,597	21,759

Depreciation
Buildings	141	111	361	344
Leasehold improvements	26	42	99	124
Furniture and equipment	234	247	717	743
Software	47	62	163	197
Bank automobiles	44	44	138	120
Total depreciation	492	506	1,478	1,528

Disposals	(784)	(119)	(857)	(190)

Accumulated depreciation, end of period	$24,218	23,097	24,218	23,097

The table set forth below summarizes the premises and equipment written-off during the third quarter (in thousands) in conjunction with the demolition of the current downtown Greenville banking office.

For the three and nine
month periods ended
September 30, 2007
Assets written-off, gross
Leasehold improvements	$715
Furniture and equipment	396
Total assets written-off, gross	1,111

Accumulated depreciation written-off
Leasehold improvements	(384)
Furniture and equipment	(381)
Total accumulated depreciation written-off	(765)

Loss on disposition of premises, furniture, and equipment	$346

6.       Mortgage-Servicing Rights

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans servicing retained. All of the Company’s loan sales have been without recourse. Mortgage loans serviced for the benefit of others amounted to $339.4 million, $325.1 million, and $310.0 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Mortgage loans serviced for the benefit of others are held by the Company or its subsidiary in a fiduciary or agency capacity for customers and, as such, are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

The following table summarizes the changes in the Company’s mortgage-servicing rights portfolio for the periods indicated (dollars in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$2,722	2,673	2,648	2,626
Capitalized mortgage-servicing rights	252	68	662	387
Mortgage-servicing rights portfolio amortization	(61)	(165)	(398)	(570)
Change in mortgage-servicing rights portfolio valuation allowance	1	9	2	142
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$2,914	2,585	2,914	2,585

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

The aggregate fair market value of the Company’s mortgage-servicing rights portfolio at September 30, 2007, December 31, 2006, and September 30, 2006 was $4.0 million, $3.6 million, and $3.5 million , respectively.

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Valuation allowance, beginning of period	$3	15	4	148
Aggregate additions charged and reductions credited to operations	(1)	(9)	(2)	(142)
Valuation allowance, end of period	$2	6	2	6

See Consolidated Statements of Cash Flows for a further discussion of the activity impacting the Company’s mortgage-servicing rights portfolio.

7.      Intangible Assets

The following table summarizes intangible assets, which are included in Other Assets on the Consolidated Balance Sheets, net of accumulated amortization, at the dates indicated (in thousands).

	September 30,	December 31,
	2007	2006
Goodwill	$3,691	3,691
Customer list intangibles	90	126
Total intagible assets	$3,781	3,817

The following table summarizes the activity of intangible assets with finite lives, which are comprised of customer list intangibles, and the related amortization, which is included in Other Noninterest Expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Balance, at beginning of period	$102	151	126	175
Less: amortization	(12)	(12)	(36)	(36)
Balance, at end of period	$90	139	90	139

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	September 30,	December 31,	September 30,
	2007	2006	2006
Customer list intangibles, gross	$1,779	1,779	1,779
Less: accumulated amortization	(1,689)	(1,653)	(1,640)
Customer list intangibles, net	$90	126	139

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

The Company’s intangible assets with infinite lives (goodwill) are subject to periodic impairment tests that are performed by the Company as of June 30 annually, or more often, if events or circumstances indicate that there may be impairment. The valuation as of June 30, 2007 indicated that no impairment charge was required as of that date. Management is aware of no material events or uncertainties that have occurred since September 30, 2007 that would indicate that there might be impairment.

8.       Real Estate and Personal Property Acquired in Settlement of Loans

The following table summarizes real estate and personal property acquired in settlement of loans for the periods indicated (in thousands).

	September 30,	December 31,	September 30,
	2007	2006	2006
Real estate acquired in settlement of loans	$6,170	600	771
Repossessed automobiles acquired in settlement of loans	295	319	347
Total property acquired in settlement of loans	$6,465	919	1,118

The following table summarizes the changes in the Company’s real estate acquired in settlement of loans, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Real estate acquired in settlement of loans, beginning of period	$717	728	600	1,954
Add: New real estate acquired in settlement of loans	5,533	72	6,115	154
Less: Sales / recoveries of real estate acquired in settlement of loans	(80)	(29)	(374)	(1,150)
Less: Provision charged to expense	-	-	(171)	(187)
Real estate acquired in settlement of loans, end of period	$6,170	771	6,170	771

Based on the Company’s regular review of fair market values of real estate acquired in settlement of loans and writedowns taken as a result of those reviews, management believes that the properties within the portfolio were properly valued at September 30, 2007.

9.       Deposits

The following table summarizes the Company’s deposit composition at the dates indicated (in thousands).

	September 30,	December 31,
	2007	2006
Transaction deposit accounts	$518,492	447,236
Money market deposit accounts	115,470	124,874
Savings deposit accounts	39,380	41,887
Time deposit accounts	323,153	379,584
Total deposit accounts	$996,495	993,581

At September 30, 2007, $625 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $606 thousand at December 31, 2006.

The table set forth below summarizes the Company’s interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Transaction and money market deposit accounts	$3,861	2,684	10,488	6,429
Savings deposit accounts	36	39	106	112
Time deposit accounts	3,766	3,957	11,733	11,402
Total interest expense on deposit accounts	$7,663	6,680	22,327	17,943

10.    Short-Term Borrowings

The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands). Borrowings as a percentage of total liabilities were approximately 6.8% and 4.9% at September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$10,130	13.7%	14,427	34.8
Commercial paper	30,636	41.5	20,988	50.7
Other short-term borrowings	33,000	44.8	6,000	14.5
Total borrowings	$73,766	100.0%	41,415	100.0

If needed, funding sources have been arranged through federal funds lines at correspondent banks, the Federal Reserve Discount Window, and the FHLB.

At September 30, 2007, the Company had additional funding sources at correspondent banks totaling $50 million that were accessible at the Company’s option of which $9.0 million had been utilized. Due to the maturity terms of such sources, utilized borrowed funds are considered to be short-term. During April 2007, Nexity Bank extended the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending April 30, 2008 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next Banking Day (the next day other than Saturday or Sunday on which banking business is conducted in South Carolina). This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding sources from $40 million to $50 million.

At September 30, 2007, of its approximately $95.3 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $24.0 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, the utilization of FHLB letters of credit reduces the Company’s available credit based on qualifying loans to serve as collateral.  The Company uses the FHLB letter of credit for collateralization of public deposits. At September 30, 2007, the Company had approximately $2.3 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

11.    Long-Term Borrowings

Long-term borrowings are those having maturities greater than one year when executed. The Company’s remaining $10.0 million in long-term FHLB borrowings matured on June 14, 2007. These $10.0 million in long-term FHLB borrowings were outstanding at December 31, 2006.

As noted above with regard to short-term borrowings, at September 30, 2007, of its approximately $95.3 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $24.0 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At September 30, 2007, the Company had approximately $2.3 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

12.    Employee Benefit Plans

Postretirement Benefits

Current Cost of Benefit Plan. The following table summarizes the combined net postretirement benefit expense components for the Company’s defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Service cost	$195	141	585	423
Interest cost	229	165	686	495
Expected return on plan assets	(318)	(229)	(953)	(687)
Amortization of prior service cost	4	3	12	9
Amortization of loss	28	20	83	60
Postretirement benefit expense, net	$138	100	413	300

Plan Assets.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. The recognition and disclosure provisions of SFAS No. 158 differ for an employer that is an issuer of publicly traded equity securities (as defined by the Standard) and an employer that is not. As the Company does not meet the definition of an issuer of publicly traded equity securities (as defined by SFAS No. 158) for purposes of this Standard, the Company was not required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures until the end of the fiscal year ending after June 15, 2007 with the exception of the provisions for the measurement date which are effective for fiscal years ending after December 15, 2008. Management estimates the adjustment to the Consolidated Balance Sheets during the fourth quarter of 2007 to properly reflect the funded status at December 31, 2006 to be $6.5 million.  Management does not currently have an estimate of the adjustment necessary to properly reflect any fluctuations in this funded status during the year ended December 31, 2007.

Expected Current Contributions. Contributions to the Company’s defined benefit pension plan assets totaling $1.1 million are expected during fiscal year 2007. Contributions during the third quarter of 2007 totaled $275 thousand compared with $308 thousand during the third quarter of 2006. Contributions during the first nine months of 2007 totaled $824 thousand compared with $925 thousand during the same period of 2006.

Stock Option Plans

At September 30, 2007, there were no remaining options available for grant under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan.

Determining Fair Value. The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the grant dates indicated.

	Stock-based awards granted during the
	nine month period ended September 30,
	2007	2006
Grant Date	1/16/2007	6/20/2006	1/17/2006

Stock option awards granted	800	5,000	10,000

Option price	$30.40	27.30	27.30

Fair market value of stock option awards	$6.24	4.79	3.39

Expected dividend yields	2.5%	2.7	2.7
Expected volatility	13%	5	5
Risk-free interest rate	5%	5	4
Expected term (years)	10	10	10
Vesting period (years)	5	5	5

Stock Option Compensation Expense. The compensation cost  related to stock options that was charged against pretax net income during the third quarter of 2007 was $33 thousand compared with $45 thousand during the third quarter of 2006.  Expense during the first nine months of 2007 and 2006 totaled $99 thousand.

At September 30, 2007, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $222 thousand. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. The Company expects to recognize this cost over a remaining period ending in December 2011.

Stock Option Activity. The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2005	252,785	$16.63
Granted	15,000	27.30
Exercised	(25,450)	13.97
Outstanding at September 30, 2006	242,335	$17.57

Outstanding at December 31, 2006	251,670	$18.67
Granted	800	30.40
Exercised	(32,810)	14.92
Outstanding at September 30, 2007	219,660	$19.28

No stock options were forfeited during the nine month periods ended September 30, 2007 or 2006.  Cash received from stock option exercises under the Company’s stock option plan for the nine month periods ended September 30, 2007 and 2006 was $490 thousand and $356 thousand, respectively.

401(k) Retirement Plan

Matching Contributions. During the three month periods ended September 30, 2007 and 2006, the Company made matching contributions to employee 401(k) retirement plans totaling $85 thousand and $73 thousand, respectively. During the nine month periods ended September 30, 2007 and 2006, the Company made matching contributions to employee 401(k) retirement plans totaling $234 thousand, and $207 thousand, respectively.

Other. During 2007, in conjunction with the audit of the Company’s 401(k) Retirement Plan (the “Plan”), an administrative error was discovered that had resulted in participants being denied the opportunity to fully defer the appropriate amount of compensation under the plan.  During the third quarter of 2007, the Company calculated and accrued the denied deferral amount and the resulting employer match, including missed earnings, and believes such amounts total approximately $1.3 million through December 31, 2006. As such, the Company accrued this amount within Salaries and Other Personnel Expense on the Consolidated Statements of Income for the three and nine month periods ended September 30, 2007.  The Company is currently calculating such amounts for the period since December 31, 2006.  The Company’s management intends to contribute these amounts to each participant’s account during the fourth quarter of 2007 by correcting the error under guidelines established by the Internal Revenue Service.

13.    Net Income per Common Share

The following table summarizes the Company’s reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding - basic	6,392,721	6,356,656	6,385,625	6,351,646
Dilutive impact resulting from potential common share issuances	108,241	75,890	98,668	75,890
Weighted average common shares outstanding - diluted	6,500,962	6,432,546	6,484,293	6,427,536

Per Share Data
Net income - basic	$0.61	0.60	1.84	1.76
Net income - diluted	0.60	0.59	1.81	1.74

At September 30, 2007, all outstanding options were included in the calculation of diluted net income per common share because the exercise price of all options was lower than the average market price as determined by an independent valuation of common shares.

The Company paid cash dividends of $0.19 and $0.18 per share for the three month periods ended September 30, 2007 and 2006, respectively and cash dividends of $0.57 and $0.54 per share for the nine month periods ended September 30, 2007 and 2006, respectively.

As reported in its Annual Report on Form 10-K for the year ended December 31, 2006, historically, there has been no established public trading market for the Company’s stock.  Instead, the Company’s Secretary facilitates stock trades of the Company’s common stock by matching willing buyers and sellers that contact her.  However, trades can be and are made that are not facilitated through the Secretary between willing buyers and sellers of which the Company may have no transaction details.  Additionally, the Company believed that many of these transactions did not constitute arm's length transactions as many of the transactions are between buyers and sellers with relationships that may lead to a sale at a price other than fair market value.  Because of these factors, the Company did not believe that the prices at which the trades recorded by its Secretary occurred could be considered fair market value, and, as a result, annually, a third party fair market valuation was performed by an external third party. During 2007, management determined that an average trading price valuation method, based on the last five known trades of the stock, was a more appropriate estimate of the fair value of the stock.  Management's determination was based upon the emergence of a more established, although still limited, trading market in the stock.  As a result, the Company changed the method used to value company stock held from the annual independent stock appraisal method to the average trading price method prospectively, beginning in April 2007, at which time the average price of the last five known trades of the stock was $40 per share.

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

Lease Agreements

During the second quarter of 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its corporate headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company’s new headquarters will be constructed on the site of the Company’s current downtown Greenville banking office that is leased from the same lessor. The lease provides for an initial term of fifteen years and five options to extend the term after the initial term expiration date, of five years each.  In conjunction with the demolition of the current downtown Greenville banking office, the Company wrote off $346 thousand in leasehold improvements during the third quarter of 2007.  The Company anticipates construction completion during late 2008 / early 2009 and is currently analyzing the accounting treatment of this lease agreement. The Company filed a Current Report on Form 8-K on June 26, 2007 to announce its entry into this material definitive agreement.

During the second quarter of 2007, the Company executed a ground lease contract on which to put in service a nonretail office ATM location at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  The Company plans to have this location in service by January 2008.

Lending Commitments

The Company’s contractual commitments to extend credit increased slightly from $265.8 million at December 31, 2006 to $284.4 million at September 30, 2007.

The following table summarizes the Company’s contractual commitments to extend credit, by collateral type, at September 30, 2007 (in thousands).

Commercial and industrial	$32,873
Real estate	184,900
Credit line	7,716
Bankcards	46,654
Others	12,291
Total contractual commitments to extend credit	$284,434

Guarantees

At September 30, 2007, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2007 was $10.3 million compared with $8.3 million at December 31, 2006.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at September 30, 2007.

Other Off-Balance Sheet Arrangements

At September 30, 2007, the Company engaged in no transactions, agreements, or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company has:

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

15.    Derivative Financial Instruments and Hedging Activities

At September 30, 2007, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $6.6 million at September 30, 2007 compared to approximately $3.8 million at December 31, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale was not significant at September 30, 2007.  The fair market value of derivative assets related to forward sales commitments did not significantly differ from the carrying amount at September 30, 2007.

16.    Regulatory Capital Requirements

At September 30, 2007, the most recent notification from federal banking agencies categorized the Company and the Bank as well capitalized under United States federal banking regulations. To be categorized as well capitalized, minimum total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). Since September 30, 2007, there have been no events or conditions that management believes would change these categories.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2007
Total capital to risk-weighted assets
Company	$113,947	10.39%	87,734	8.00	n/a	n/a
Bank	113,683	10.37	87,737	8.00	109,671	10.00

Tier 1 capital to risk-weighted assets
Company	105,667	9.64	43,867	4.00	n/a	n/a
Bank	105,403	9.61	43,868	4.00	65,803	6.00

Tier 1 capital to average assets
Company	105,667	8.90	47,469	4.00	n/a	n/a
Bank	105,403	8.89	47,407	4.00	59,258	5.00

At September 30, 2006
Total capital to risk-weighted assets
Company	$102,688	10.12%	81,137	8.00	n/a	n/a
Bank	101,468	10.00	81,137	8.00	101,422	10.00

Tier 1 capital to risk-weighted assets
Company	93,964	9.26	40,569	4.00	n/a	n/a
Bank	92,744	9.14	40,569	4.00	60,853	6.00

Tier 1 capital to average assets
Company	93,964	8.41	44,715	4.00	n/a	n/a
Bank	92,744	8.29	44,731	4.00	55,913	5.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company cautions readers that a number of factors could cause actual results to differ materially from the results expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item IA in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. The Company does not undertake and specifically disclaims any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

The following discussion and analysis is presented to assist the reader with understanding the financial condition and results of operations of the Company.  The information presented in the following discussion results from the activities of the Company’s subsidiary, the Bank, which comprises the majority of the consolidated net income, revenues, and assets of the Company.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data appearing in this report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be attained for any other period.  Percentage calculations contained herein have been calculated based on rounded results presented herein.

Throughout this report, the "Company" shall refer to Palmetto Bancshares, Inc. and its subsidiary, The Palmetto Bank (the “Bank”), which includes Palmetto Capital, Inc.

Business Strategy Overview

The Company’s mission as an independent Upstate financial institution is to achieve superior long-term shareholder value, exercise exemplary corporate citizenship, and create an environment that promotes and rewards employee development and the consistent delivery of quality service to its customers.  One of the Company’s primary strategies employed to achieve this mission is to increase the number of products customers buy from us and to provide all of the financial products that fulfill customers’ needs. Management believes that the Company’s cross-sell strategy and diversified business product offerings facilitate growth in strong and weak economic cycles, as growth can be achieved by expanding the number of products current customers have with the Company. Though the Company is striving for four or more products per average retail banking household, currently the average retail banking household has approximately three products with the Company at a time when the industry average is approximately 2.3 products per average retail banking household.  The Company strives to capitalize on potential demand from existing customers.

Management believes it is important to maintain a well-controlled environment as we continue to grow the Company. Credit risk is managed by setting what is believed are sound credit policies for underwriting, while continuously monitoring and reviewing the performance of the loan portfolio. Management believes that the Company maintains a diversified loan portfolio, measured by industry, geography and product type. Interest rate and market risks inherent in the Company’s assets and liabilities are managed within ranges, that management believes are prudent, while ensuring adequate liquidity and funding. Management also believes that shareholder value has increased over time due to customer satisfaction, strong financial results, investment in the Company, consistent execution of the Company’s business model and the management of business risks.

Financial and Operating Highlights

The following tables summarize the Company’s financial highlights at and for the dates indicated (dollars in thousands).

(dollars in thousands, except common and per share data)
	At and for the three month					At and for the nine month
	periods ended September 30,			Variance		periods ended September 30,		Variance
	2007		2006	$	%	2007	2006	$	%
	(unaudited)					(unaudited)

RESULTS OF OPERATIONS
Interest income	$21,293		19,577	1,716	8.8%	62,187	56,294	5,893	10.5
Interest expense	8,538		7,242	1,296	17.9	24,261	19,696	4,565	23.2
Net interest income	12,755		12,335	420	3.4	37,926	36,598	1,328	3.6
Provision for loan losses	400		275	125	45.5	1,200	1,325	(125)	(9.4)
Net interest income after provision for loan losses	12,355		12,060	295	2.4	36,726	35,273	1,453	4.1
Noninterest income	4,612		3,804	808	21.2	12,309	11,683	626	5.4
Noninterest expense	11,391		10,025	1,366	13.6	31,404	30,176	1,228	4.1
Income before provision for income taxes	5,576		5,839	(263)	(4.5)	17,631	16,780	851	5.1
Provision for income taxes	1,680		2,038	(358)	(17.6)	5,909	5,598	311	5.6
Net income	$3,896		3,801	95	2.5%	11,722	11,182	540	4.8

COMMON SHARE DATA
Net income:
Basic	$0.61		0.60	0.01	1.7%	1.84	1.76	0.08	4.5
Diluted	0.60		0.59	0.01	1.7	1.81	1.74	0.07	4.0
Cash dividends	0.19		0.18	0.01	5.6	0.57	0.54	0.03	5.6
Book value	17.02		15.29	1.73	11.3	17.02	15.29	1.73	11.3
Outstanding shares	6,400,260		6,356,785	43,475	0.7	6,400,260	6,356,785	43,475	0.7
Weighted average outstanding - basic	6,392,721		6,356,656	36,065	0.6	6,385,625	6,351,646	33,979	0.5
Weighted average outstanding - diluted	6,500,962		6,432,546	68,416	1.1	6,484,293	6,427,536	56,757	0.9
Dividend payout ratio	31.21%		30.10	1.11	3.7	31.08	30.69	0.39	1.3

PERIOD-END BALANCES
Assets	$1,188,850		1,132,732	56,118	5.0%	1,188,850	1,132,732	56,118	5.0
Investment securities available for sale, at fair market value	96,287		119,538	(23,251)	(19.5)	96,287	119,538	(23,251)	(19.5)
Loans (1)	1,007,307		931,539	75,768	8.1	1,007,307	931,539	75,768	8.1
Deposits and borrowings	1,070,261		1,029,012	41,249	4.0	1,070,261	1,029,012	41,249	4.0
Shareholders' equity	108,931		97,187	11,744	12.1	108,931	97,187	11,744	12.1

AVERAGE BALANCES
Assets	$1,188,923		1,121,939	66,984	6.0%	1,170,757	1,108,037	62,720	5.7
Interest-earning assets	1,114,362		1,050,577	63,785	6.1	1,099,343	1,033,776	65,567	6.3
Investment securities available for sale, at fair market value	102,154		117,062	(14,908)	(12.7)	107,744	121,312	(13,568)	(11.2)
Loans (1)	999,044		907,834	91,210	10.0	973,358	885,480	87,878	9.9
Interest-bearing liabilities	936,439		884,765	51,674	5.8	923,192	874,566	48,626	5.6
Shareholders' equity	107,704		95,837	11,867	12.4	105,036	93,584	11,452	12.2

CREDIT QUALITY RATIOS
Classified assets as a percentage of loans (2)	1.81%		1.86	(0.05)	(2.7)%	1.81	1.86	(0.05)	(2.7)
Nonperforming loans as a percentage of loans (2)	0.70		0.74	(0.04)	(5.4)	0.70	0.74	(0.04)	(5.4)
Total nonperforming assets as a percentage of total assets	1.14		0.71	0.43	60.6	1.14	0.71	0.43	60.6
Net loans charged-off as a percentage of average loans (2)	0.25		0.19	0.06	31.6	0.20	0.16	0.04	25.0
Allowance for loan losses as a percentage of ending loans (2)	0.82		0.94	(0.12)	(12.8)	0.82	0.94	(0.12)	(12.8)
Allowance for loan losses to nonperforming loans	1.18	x	1.26	(0.08)	(6.3)	1.18	1.26	(0.08)	(6.3)

SIGNIFICANT OPERATING RATIOS BASED ON EARNINGS
Return on average assets	1.30%		1.34	(0.04)	(3.0)%	1.34	1.35	(0.01)	(0.7)
Return on average shareholders' equity	14.35		15.74	(1.39)	(8.8)	14.92	15.98	(1.06)	(6.6)
Net interest margin	4.54		4.66	(0.12)	(2.6)	4.61	4.73	(0.12)	(2.5)

(1) Calculated using loans including mortgage loans held for sale, net of unearned, excluding the allowance for loan losses
(2) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Net interest income for the third quarter of 2007 was $12.8 million, an increase of 3.4% compared to the third quarter of 2006. The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended September 30, 2007 to the three month period ended September 30, 2006 (in thousands).

	Volume	Rate	Total
Total interest-earning assets	$1,475	241	1,716
Total interest-bearing liabilities	133	1,163	1,296
Net interest income	$1,342	(922)	420

The Federal Open Market Committee’s 50 basis point reduction in the federal funds rate during September 2007 directly influences other short-term interest rates, such as deposits, loans, credit card interest rates, and adjustable-rate mortgages. However, because the cut occurred near the end of the third quarter, management does not believe that the rate cut had a material impact on third quarter results.  Management believes that consumers will start feeling, and the Company’s results of operations will fully recognize, the impact of the federal rate cut during the fourth quarter of 2007.   As discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk, management’s evaluation of its net interest income simulation prepared as of September 30, 2007 indicated that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would be positively impacted.

Asset Growth

Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 90.0% of average interest-earning assets during the three month period ended September 30, 2007. Total loans, including mortgage loans held for sale, increased $59.7 million, during the first nine months of 2007.  Management believes that this increase is primarily attributed to the Company’s introduction of business credit scoring and its emphasis on small commercial loans partially offset by a decline in loan mix within the commercial real estate portfolio as a result of the Company’s tightened underwriting standards in an effort to limit its exposure to commercial limited-service properties.

Asset Growth Funding

Deposit accounts, retail repurchase agreements, and commercial paper increased $8.3 million, or 0.8%, during the first nine months of 2007.  The combination of increasing competition and alternative investment options has made it increasingly difficult to grow deposits. Savers have numerous alternatives to the retail deposit programs provided by the Bank. In other words, there has been increasing competition for a shrinking traditional deposit market. As expected, these factors have adversely impacted deposit, retail repurchase agreements, and commercial paper cash flows. Over the short run, management has employed proceeds from maturing short-term taxable securities issued by government-sponsored enterprises to fund loan growth and repay borrowings.  Ultimately, insufficient deposit growth required management to obtain other funding sources such as wholesale funding. Management does not currently consider acquisitions and building new branches to be possible solutions to correct insufficient deposit growth, as they can be expensive and difficult to execute as funding needs arise.

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment.  Approximately 82% of the investment securities portfolio was pledged to secure public deposits as of September 30, 2007 as compared with 62% at December 31, 2006 and 60% at September 30, 2006.  Of the Company’s $96.3 million available for sale investment securities balance at September 30, 2007, $17.3 million was unpledged and, therefore, available as a liquidity source.  The fluctuation in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as further discussed in Part I, Item 1. Financial Statements, Note 10 and Note 11 contained herein and Borrowing Activities below with regard to the Company’s borrowings from the FHLB.

The Company has found wholesale funding to be a logical answer to its insufficient deposit growth. Wholesale funding possibilities that the Company employs and / or considers include federal funds lines and Federal Home Loan Bank (FHLB) advances as such funding provides it with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Historically, the Company has not considered or employed brokered certificate of deposit accounts. Due to the insufficient deposit growth, total wholesale funding, which includes other short-term borrowings and long-term borrowings increased $17.0 million, or $106.3 during the first nine months of 2007.  This fluctuation takes into account the Company’s remaining $10.0 million in long-term FHLB borrowings that matured on June 14, 2007.

During April 2007, Nexity Bank extended to the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending on April 30, 2008 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next Banking Day (the next day other than Saturday or Sunday on which banking business is conducted in South Carolina). This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding sources from $40 million to $50 million of which $9.0 million was utilized at September 30, 2007.

At September 30, 2007, of its approximately $95.3 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $24.0 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At September 30, 2007, the Company had approximately $2.3 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

Management believes that the correct mix of funding for the Company is between retail deposits and wholesale funding that provides the overall lowest cost of total funds but provides the flexibility to manage the liquidity and interest rate position of the balance sheet. Although the Company has traditionally relied on customer deposits to fund asset growth, with new trends of loan assets being fixed rate for at least three to five years and depositors wanting to keep maturities short, there is little ability for a bank to effectively manage their interest rate risk position and net interest margins.  As a result, the Company needs the ability to acquire funding that is not only cost effective, but also has the maturity characteristics that best meet the interest rate characteristics of its balance sheet. Wholesale funding in the current yield curve environment can meet these requirements.  As such, management believes that the Company will continue to employ a mix of retail deposits and wholesale funding to fund asset growth.

Credit Quality

The allowance for loan losses (the “Allowance”) decreased from $8.5 million at December 31, 2006 to $8.3 million at September 30, 2007 representing 0.90% and 0.82% of loans, respectively, calculated using loans excluding mortgage loans held for sale and the Allowance, net of unearned income. Management believes that the declining trend of the Allowance as a percentage of ending loans results from several factors including, but not limited to, management’s conservative philosophy regarding its lending mix which impacts risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk than other types of lending, all of which impact Allowance allocations.

Subprime Lending Crisis.  The subprime mortgage financial crisis, which has yet to be resolved, is the result of the sharp rise in foreclosures in the subprime mortgage market that began in the United States in 2006 and that has become a global financial crisis in 2007. Management believes that rising interest rates, which  increased the monthly payments on newly popular adjustable rate mortgages, together with declines in property value from the demise of the United States housing bubble, left many homeowners unable or unwilling to meet financial commitments and lenders without a means to recoup their losses. Many observers believe this has resulted in a severe credit crunch, threatening the solvency of a number of private banks and other financial institutions.

Although the Company does offer adjustable rate mortgages, the majority of such loans are sold on the secondary market.  Additionally, the Company does not participate in a subprime lending program.  As such, the Company does not anticipate a negative impact on its earnings as a result of the subprime lending crisis.  These factors, however, cannot always safeguard the Company against fraudulent reporting by borrowers on loan applications.  As a result, the Company cannot guarantee that a negative impact on its earnings will not occur related to such fraudulent applications.  However, management does not anticipate such losses to be material.

Net Loans Charged-Off.  During the three and nine month periods ended September 30, 2007, net loans charged-off increased by $205 thousand and $415 thousand, respectively.  Management believes that the increase in net loans charged-off over both periods has been largely confined to a group of residential rental property loans in which the borrowers admitted they defrauded seven banks by using false mortgage information.  During the second quarter of 2007, the individuals were sentenced to five years plus three months in prison and ordered to pay restitution. Management believes that these credit losses during the periods were a result of inherent losses associated with all normal lending operations and / or loans where the Borrower defrauded the Bank (as noted above).  Management does not believe that losses within the loan portfolio were the result of subprime lending practices.

Real Estate Acquired In Settlement Of Loans. Real estate acquired in settlement of loans increased $5.6 million from December 31, 2006 to September 30, 2007 primarily as the result of two loans secured by other real estate for which foreclosure proceedings were completed with regard to the securing real estate collateral during July 2007.  Both properties were placed into the Bank’s real estate acquired in settlement of loans portfolio in July at fair market value, approximately $5.3 million.  Management expects that the sale of the collateral securing these loans will fully cover the Company’s investment as well as a portion of the foregone interest. Excluding the impact of these loans, virtually all other nonperforming comparisons remained relatively unchanged from December 31, 2006 to September 30, 2007.

Other Highlights

On September 21, 2006, the Company announced its plan to relocate its corporate headquarters to downtown Greenville in 2008. Project construction of the new leased facility began during 2007 with a projected completion date in 2008.  In conjunction with the demolition of the current downtown Greenville banking office, the Company wrote off $346 thousand in leasehold improvements during the third quarter of 2007.

During the second quarter of 2007, the Company executed a ground lease contract for a nonretail office ATM location at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  The Company plans to have this location in service by January 2008.

As reported in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006, during February 2007, the Bank purchased real estate in Anderson County on which to construct and relocate its existing Pendleton banking office.  Ground was broken on this site in July 2007, and Grand Opening is planned for the first quarter of 2008.

During the second quarter of 2007, the Company contracted to purchase property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  The Company expects to close on this property during the fourth quarter of 2007.

Critical Accounting Policies

The Company’s accounting and financial reporting policies are in conformity with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of revenue and expense during the reporting period.  The Company’s significant accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2006.  Of these significant accounting policies, the Company believes that the accounting for its Allowance, pension plan, mortgage-servicing rights portfolio, past acquisitions, and income taxes are its most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine the Company’s critical accounting policies, management considers if the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations. In conjunction with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, management and the Company’s independent registered public accounting firm discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company’s Board of Directors.

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

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	September 30,	December 31,	Variance
	2007	2006	$	%
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$31,076	43,084	(12,008)	(27.9)%
Federal funds sold	4,188	3,582	606	16.9
Total cash and cash equivalents	35,264	46,666	(11,402)	(24.4)

Federal Home Loan Bank ("FHLB") stock, at cost	3,157	2,599	558	21.5
Investment securities available for sale, at fair market value	96,287	116,567	(20,280)	(17.4)
Mortgage loans held for sale	1,435	1,675	(240)	(14.3)

Loans	1,005,872	945,913	59,959	6.3
Less: allowance for loan losses	(8,280)	(8,527)	247	(2.9)
Loans, net	997,592	937,386	60,206	6.4

Premises and equipment, net	24,476	24,494	(18)	(0.1)
Goodwill	3,691	3,691	-	-
Other intangible assets	90	127	(37)	(29.1)
Accrued interest receivable	6,421	6,421	-	-
Other	20,437	13,510	6,927	51.3
Total assets	$1,188,850	1,153,136	35,714	3.1%

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$136,990	133,623	3,367	2.5%
Interest-bearing	859,505	859,958	(453)	(0.1)
Total deposits	996,495	993,581	2,914	0.3

Retail repurchase agreements	10,130	14,427	(4,297)	(29.8)
Commercial paper (Master notes)	30,636	20,988	9,648	46.0
Other short-term borrowings	33,000	6,000	27,000	450.0
Long-term borrowings	-	10,000	(10,000)	(100.0)
Accrued interest payable	1,518	1,584	(66)	(4.2)
Other	8,140	6,180	1,960	31.7
Total liabilities	1,079,919	1,052,760	27,159	2.6

Shareholders' Equity
Common stock	32,001	31,837	164	0.5
Capital surplus	1,527	1,102	425	38.6
Retained earnings	76,211	68,132	8,079	11.9
Accumulated other comprehensive loss, net of tax	(808)	(695)	(113)	16.3
Total shareholders' equity	108,931	100,376	8,555	8.5

Total liabilities and shareholders' equity	$1,188,850	1,153,136	35,714	3.1%

Lending Activities

General.  Loans represent the most significant component of the Company’s interest-earning assets with average loans accounting for 90.0% and 86.4% of average interest-earning assets during the three month periods ended September 30, 2007 and September 30, 2006, respectively and 88.5% and 85.7% of average interest-earning assets during the nine month periods ended September 30, 2007 and September 30, 2006, respectively. The following table summarizes the Company’s loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	September 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial and industrial	$79,287	7.9%	126,742	13.4

Real estate - 1 - 4 family	208,339	20.7	171,828	18.1
Real estate - construction	48,166	4.8	19,959	2.1
Real estate - other	580,739	57.6	540,869	57.1
Total loans secured by real estate	837,244	83.1	732,656	77.3

General consumer	72,798	7.2	70,502	7.4
Credit line	5,062	0.5	4,868	0.5
Bankcards	11,841	1.2	11,813	1.3
Others	1,075	0.1	1,007	0.1
Total loans, gross	$1,007,307	100.0%	947,588	100.0

During the first nine months of 2007, in order to adequately monitor and properly report for regulatory purposes segments of the loan portfolio, the Company reviewed its stratifications within the loan portfolio using parameters including, but not limited to, loan type, loan purpose, geographic distribution, and collateral, if applicable. As a result of this process, management deemed it necessary to adjust various stratification identifiers resulting in fluctuations within loan outstanding balances. These reclassifications impact the comparability of 2006 and 2007 balances. Management is currently exploring ways in which to improve the comparability of these numbers in the future.

The following table summarizes loans by loan purpose at the dates indicated (dollars in thousands).

	September 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Commercial business	$130,292	13.0%	112,264	12.0
Commercial real estate	626,555	62.7	593,377	63.2
Installment	24,213	2.4	22,139	2.4
Installment real estate	71,679	7.2	66,161	7.0
Indirect	41,824	4.2	43,634	4.6
Credit line	1,943	0.2	1,982	0.2
Prime access	51,906	5.2	53,883	5.7
Residential mortgage	39,956	4.0	35,252	3.7
Bankcards	11,841	1.2	11,813	1.3
Business manager	336	-	370	-
Other	1,607	0.2	1,793	0.2
Loans, unadjusted gross	1,002,152	100.3	942,668	100.3

Loans in process	2,922	0.3	2,587	0.3
Deferred loans fees and costs	798	0.1	658	0.1
Loans, adjusted gross	1,005,872	100.7	945,913	100.7

Mortgage loans held for sale	1,435	0.1	1,675	0.2
Total loans, gross	1,007,307	100.8	947,588	100.9

Allowance for loan losses	(8,280)	(0.8)	(8,527)	(0.9)
Total loans, net	$999,027	100.0%	939,061	100.0

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

The increase in residential mortgage loans and the slight decrease in mortgage loans held for sale during the first nine months was due, in part, to the Company’s decision to retain more residential loans in its in-house portfolio during the period.

See Part I, Item 1. Financial Statements, Note 4 contained herein for further discussion regarding the Company’s loan portfolio.

Credit Quality.  The following table summarizes the composition of the Company’s classified assets, by collateral type, at the dates indicated (in thousands).

	September 30, 2007
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$117	859	929	-	1,905
Real estate	586	14,745	659	-	15,990
General consumer	15	246	28	-	289
Credit line	4	66	1	-	71
Total classified loans	$722	15,916	1,617	-	18,255

Total classified loans as a percentage of total loans (1)					1.8%

	December 31, 2006
	Special mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$301	1,098	839	-	2,238
Real estate	1,063	12,398	942	-	14,403
General consumer	2	321	36	-	359
Credit line	6	47	1	-	54
Total classified loans	$1,372	13,864	1,818	-	17,054

Total classified loans as a percentage of total loans (1)					1.8%

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance.

The following table summarizes trends in problem assets and other asset quality indicators at the dates indicated (dollars in thousands). The composition of nonaccrual loans is based on loan collateral type.

	September 30,		December 31,
	2007		2006

Commercial and industrial	$684		549
Real estate	6,224		6,271
General consumer / credit line	135		179
Total nonaccrual loans	7,043		6,999

Real estate acquired in settlement of loans	6,170		600
Repossessed automobiles	295		319
Total nonperforming assets	$13,508		7,918

Loans past due 90 days and still accruing (1)	$210		260

Ending loans (2)	$1,005,872		945,913
Nonaccrual loans as a percentage of loans (2)	0.70%		0.74
Nonperforming assets as a percentage of
total assets	1.14%		0.69
Allowance for loan losses to nonaccrual
loans	1.18	x	1.22

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the Allowance

During July 2007, the Company completed foreclosure proceedings with regard to the real estate collateral securing two loans that had been previously classified as nonaccrual.  Both properties, totaling $5.3 million, were placed into the Bank’s real estate in settlement of loans portfolio in July at fair market value. The Company has a current contract with regard to one of the properties and anticipates sale, fully covering its principal investment, during December 2007.  With regard to the second property, one of the parties that submitted a Letter of Intent has requested conversion to a contract. A copy of this proposed contract has been submitted and is awaiting the approval of their institutional investor.  If contracted for the proposed amount, the Company should recover all principal and a portion of the foregone interest.  Management does not currently believe it is feasible for expect a sale prior to year end.  Excluding the impact of these loans, virtually all other nonperforming comparisons remained relatively unchanged from December 31, 2006 to September 30, 2007.  In its consideration of collectibility of nonaccrual loans, management takes into consideration, among other factors, that 88.4% of nonaccrual loans at September 30, 2007 were secured by real estate. In the event of foreclosure, any losses would be offset by funds received through the liquidation of the underlying real estate collateral.

Also included within nonaccrual loans at both December 31, 2006 and September 30, 2007 was a loan secured by other real estate placed in nonaccrual during the fourth quarter of 2005.  In accordance with the Bank’s Lending Policy, the loan was downgraded to “substandard” at that time.  At both December 31, 2006 and September 30, 2007, the principal balance of this loan totaled $3.9 million.  The Company increased the loan balance specifically reserved from $878 thousand at December 31, 2006 to $1.2 million at September 30, 2007. A hearing is scheduled in the United States Bankruptcy Court on November 14, 2007 at which time management anticipates a sale of the property. The Company, in addition to the lead bank and the other participants, believes it will be granted a position as a credit bidder.  Management anticipates that those parties will become owners of the real estate allowing for preparation of the sale of the property.

Troubled debt restructurings entered into by the Company during the three month period ended September 30, 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations.  Any specific allocations identified during the review based on probable losses have been included in the Company’s Allowance for the applicable period.

As of September 30, 2007, management was aware of no other potential problem loans that were not already categorized as nonaccrual, past due, or restructured, or that had borrower credit problems causing management to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

The Company regularly reviews its loan portfolio and management determines whether any loans require classification in accordance with applicable regulations.  The Company’s believes that its loans are appropriately classified.

The following table summarizes the changes in the Company’s real estate acquired in settlement of loans, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the Allowance related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Real estate acquired in settlement of loans, beginning of period	$717	728	600	1,954
Add: New real estate acquired in settlement of loans	5,533	72	6,115	154
Less: Sales / recoveries of real estate acquired in settlement of loans	(80)	(29)	(374)	(1,150)
Less: Provision charged to expense	-	-	(171)	(187)
Real estate acquired in settlement of loans, end of period	$6,170	771	6,170	771

 Real estate acquired in settlement of loans increased $5.4 million from December 31, 2006 to September 30, 2007 primarily as the result of two loans secured by other real estate for which foreclosure proceedings were completed with regard to the securing real estate collateral during July 2007.  Both properties were placed into the Bank’s real estate acquired in settlement of loans portfolio in July at fair market value of approximately $5.3 million.  The Company has a current contract with regard to one of the properties and anticipates sale, fully covering its principal investment, during December 2007.  With regard to the second property, one of the parties that submitted a Letter of Intent has requested conversion to a contract. A copy of this proposed contract has been submitted and is awaiting the approval of their institutional investor.  If contracted for the proposed amount, the Company should recover all principal and a portion of the foregone interest.  Management does not currently believe it is feasible for expect a sale prior to year end.  Exclusive of these two loans, the real estate acquired in settlement of loans portfolio increased $97 thousand from December 31, 2006 to September 30, 2007.  Management believes that real estate acquired in settlement of loans is effectively managed by the Company considering the increasing industry trends with regard to foreclosure, but believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations. Sales and recoveries from the portfolio were down over both comparison periods due primarily to the marketability of the properties within the portfolio due to the real estate market decline of recent years.  Management does not believe that the lower sales from the portfolio are an indication of the properties within the portfolio but rather an indication of the current real estate market. As such, management believes that as the market begins a rebound, compounded with other recent positive economic indicators, sales from the portfolio will increase.

Allowance. The Allowance totaled $8.7 million, $8.5 million, and $8.3 million at September 30, 2006, December 31, 2006, and September 30, 2007, respectively representing 0.94%, 0.90%, and 0.82% of loans, calculated using loans excluding mortgage loans held for sale and the Allowance, net of unearned income.

The following table summarizes activity within the Allowance at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the Allowance at the time realized.

	At and for the three month		At and for the nine month
	periods ended September 30		periods ended September 30
	2007	2006	2007	2006
Allowance balance, beginning of period	$8,515	8,879	8,527	8,431

Provision for loan losses	400	275	1,200	1,325

Loans charged-off
Commercial and industrial	72	104	210	318
Real estate - 1 - 4 family	149	107	361	147
Real estate - construction	-	-	-	-
Real estate - other	236	44	394	144
General consumer / credit line	249	199	731	557
Total loans charged-off	706	454	1,696	1,166

Recoveries
Commercial and industrial	30	2	51	31
Real estate - 1 - 4 family	2	1	35	14
Real estate - construction	-	-	-	-
Real estate - other	9	2	12	5
General consumer / credit line	30	19	151	84
Total recoveries	71	24	249	134

Net loans charged-off	635	430	1,447	1,032

Allowance balance, end of period	$8,280	8,724	8,280	8,724

Average loans (1)	$997,301	905,222	970,999	882,357

Ending loans (1)	1,005,872	930,205	1,005,872	930,205

Net loans charged-off as a percentage of average loans (1)	0.25%	0.19	0.20	0.16

Allowance for loan losses as a percentage of ending loans (1)	0.82	0.94	0.82	0.94

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

In evaluating the adequacy of the Allowance and determining the related provision for loan losses, if any, management considers, among other things, historical loss experience and change in the size and mix of the overall portfolio composition, specific allocations based on probable losses identified during the review of the portfolio, delinquency trends in the portfolio and the composition of nonperforming loans, including the percent of nonperforming loans with supplemental mortgage insurance or secured by real estate, and subjective factors, including local and general economic business factors and trends, industry and interest rate trends, new lending products, changes in underwriting criteria, and portfolio concentrations. Management is currently using a five year lookback period when computing historical loss rates to determine the allocated component of the Allowance.

During the three and nine month periods ended September 30, 2007, net loans charged-off increased by $205 thousand and $415 thousand, respectively.  Comparisons of fluctuations of net loans charged-off by collateral loan type, as summarized by the table above, are difficult due to the tasks performed during the first nine months of 2007 in order to comply with commercial real estate regulatory reporting requirements, as previously discussed. These reclassifications may impact the comparability of 2006 and 2007 balances. Management is currently exploring ways in which to improve the comparability of these numbers in the future.

Management believes that the increase in net loans charged-off over both periods has been largely confined to a group of residential rental property loans in which the borrowers admitted they defrauded seven banks by using false mortgage information.  During the second quarter of 2007, the individuals were sentenced to five years plus three months in prison and ordered to pay restitution. Management believes that these credit losses during the periods were a result of inherent losses associated with all normal lending operations and / or loans where the Borrower defrauded the Bank (as noted above).  Management does not believe that losses within the loan portfolio were the result of subprime lending practices.

The subprime mortgage financial crisis, which has yet to be resolved, is the result of the sharp rise in foreclosures in the subprime mortgage market that began in the United States in 2006 and that has become a global financial crisis in 2007. Management believes that rising interest rates, which  increased the monthly payments on newly popular adjustable rate mortgages, together with declines in property value from the demise of the United States housing bubble, left many homeowners unable or unwilling to meet financial commitments and lenders without a means to recoup their losses. Many observers believe this has resulted in a severe credit crunch, threatening the solvency of a number of private banks and other financial institutions.

Although the Company does offer adjustable rate mortgages, the majority of such loans are sold on the secondary market.  Additionally, the Company does not participate in a subprime lending program.  As such, the Company does not anticipate a negative impact on its earnings as a result of the subprime lending crisis.  These factors, however, cannot always safeguard the Company against fraudulent reporting by borrowers on loan applications.  As a result, the Company cannot guarantee that a negative impact on its earnings will not occur related to such fraudulent applications.  However, management does not anticipate such losses to be material.

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

The following table indicates management’s breakdown of the Allowance losses by loan category and the percentage of loans in each category to gross loans at the dates indicated (dollars in thousands). Management believes that the Allowance can be allocated by category only on an approximate basis.  The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in other categories.

	September 30,		December 31,
	2007		2006
	Total allowance	% of loans to total loans	Total allowance	% of loans to total loans
Commercial and industrial	$922	7.9%	1,167	13.4
Real estate - 1 - 4 family	1,542	20.7	1,344	18.1
Real estate - construction	49	4.8	20	2.1
Real estate - other	3,190	57.6	2,745	57.1
General consumer	1,181	7.2	1,860	7.4
Credit line	166	0.5	162	0.5
Bankcards	365	1.2	382	1.3
Others	865	0.1	847	0.1
Total	$8,280	100.0%	8,527	100.0

As previously discussed, the fluctuations in outstanding balances during the first nine months of 2007 were a result of the Company’s review of stratifications within the loan portfolio and the resulting adjustments made to various stratification identifiers. These reclassifications impact the comparability of 2006 and 2007 balances. Management is currently exploring ways in which to improve the comparability of these numbers in the future.

The increase in allowance of the Allowance to the loan portfolio secured by other real estate was due primarily to an increase in classified assets over the periods presented of approximately $1.9 million.  The decrease in allocation of the Allowance to the loan portfolio secured by general consumer collateral was due primarily to a decrease in the historical loss percentage with regard to this category.

Based on the current economic environment and other factors that impact the assessment of the Company’s Allowance as discussed above, management believes that the Allowance at September 30, 2007 was maintained at a level adequate to provide for estimated probable losses in the loan portfolio.  However, assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events believed to be reasonable but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require future additions to the Allowance, thus adversely impacting the results of operations of the Company.

Asset Growth Funding

Deposit Activities. Although the Bank has historically directly competed for deposits with commercial banks and other financial institutions, in recent years, money market, stock, and fixed income mutual funds have attracted an increasing share of household savings.  Consequently, the Company considers these funds to be competitors of the Bank. Competition among various financial institutions is based on interest rates offered on deposit accounts, service charges, the quality of service rendered, and the convenience of banking offices. The Bank feels that it sets itself apart from its competitors by providing superior personal service and a full range of high quality financial products and services.

The following table summarizes the Company’s deposit composition at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2007		2006
	Total	% of Total	Total	% of Total
Noninterest-bearing transaction deposit accounts	$136,990	13.7%	133,623	13.4
Interest-bearing transaction deposit accounts	381,502	38.3	313,613	31.6
Transaction deposit accounts	518,492	52.0	447,236	45.0

Money market deposit accounts	115,470	11.6	124,874	12.6
Savings deposit accounts	39,380	4.0	41,887	4.2
Time deposit accounts	323,153	32.4	379,584	38.2
Total traditional deposit accounts	$996,495	100.0%	993,581	100.0

The Company experienced an increase of $2.9 million in traditional deposit accounts during the first nine months of 2007 as a result of an increase in transaction deposit accounts totaling $71.3 million offset by declines in money market, savings, and time deposit accounts.  The increase in transaction deposit accounts resulted from the Company’s continued ability to attract deposits through pricing adjustments, expansion of its geographic market area, quality customer service, and reputation in the communities served. Additionally, the Company has made efforts to enhance its deposit mix by working to attract transaction deposit accounts which generally have a lower cost than other traditional deposit accounts.  The Company believes that the growth in traditional deposit accounts continues to be enhanced by the introduction, continuation, and enhancement of product programs and promotions.

Money market deposit accounts decreased $9.4 million, or 7.5% during the first nine months of 2007.  During 2006, the Company reported $14 million of growth within money market deposit accounts related to temporary public funds from one entity. During the first nine months of 2007, approximately $8 million of the public funds were transferred from the Bank. The decline was partially offset by an increase of money market funds of the Bank’s trust department totaling $7.8 million.  Also impacting the decline in money market deposit accounts from December 31, 2006 to September 30, 2007 were customer funds transfers primarily to the Palmetto Index account, included within interest-bearing transaction deposit accounts summarized above.

Savings deposit accounts declined slightly during the first nine months of 2007.  The combination of increasing competition and alternative investment options has made the task of growing savings deposits difficult. Savers have numerous alternatives to the retail deposit programs provided by the Bank. In other words, there has been increasing competition for a shrinking savings deposit market. As expected, these factors have adversely impacted growth in savings deposit accounts.

Time deposit accounts decreased by $56.4 million, or 14.9% during the first nine months of 2007. Approximately $144 million in certificate of deposit accounts offered by the Company matured during the first nine months of 2007. The Company was able to retain approximately 70% of these maturing funds in certificate of deposit products.  The remaining 30% of these maturing funds were either withdrawn or transferred to another product, primarily the Palmetto Index account, included within interest-bearing transaction deposit accounts summarized above.

The table set forth below summarizes the Company’s weighted average deposit costs for the periods indicated.

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Average cost of core deposit accounts	2.92%	2.42	2.79	2.06
Average cost of time deposit accounts	4.47	4.07	4.39	3.89
Average cost of total traditional deposit accounts	3.52	3.18	3.45	2.94

The table set forth below summarizes the Company’s interest expense on deposit accounts costs for the periods indicated (in thousands).

	For the three month periods		For the nine month periods
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Transaction deposit accounts	$2,804	1,584	7,536	3,557
Money market deposit accounts	1,057	1,100	2,952	2,872
Savings deposit accounts	36	39	106	112
Total interest expense on core deposit accounts	3,897	2,723	10,594	6,541

Interest expense on time deposit accounts	3,766	3,957	11,733	11,402

Total interest expense on traditional deposit accounts	$7,663	6,680	22,327	17,943

As summarized in Earnings Review for the applicable period, the increase in interest expense on deposit accounts when comparing both the three and nine month periods ended September 30, 2007 over the same periods of 2006 was attributable primarily to changes in rate.

Investment Activities. Insufficient deposit growth has necessitated going outside of current traditional deposit gathering markets to obtain other funding sources. In recent years, management has employed proceeds from maturing short-term taxable securities issued by government-sponsored enterprises to fund loan growth and repay borrowings.  At December 31, 2004, 2005, and 2006, investment securities available for sale totaled $143.7 million, $126.0 million, and $116.6 million, respectively.  At September 30, 2007, investment securities available for sale totaled $96.3 million.

Utilization. The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Government-sponsored enterprises	$20,742	21.6%	42,383	36.4
State and municipal	51,752	53.7	48,014	41.2
Mortgage-backed	23,793	24.7	26,170	22.4
Total investment securities available for sale	$96,287	100.0%	116,567	100.0

At September 30, 2007, the investment security portfolio represented 8.1% of total assets, a decline from 10.1% at December 31, 2006. The decline in the total investment securities portfolio from December 31, 2006 to September 30, 2007 resulted primarily from short-term taxable securities issued by government-sponsored enterprises (“GSEs”) not being reinvested but instead being used to fund loan growth and repay borrowings during the six month period ended September 30, 2007.

See Part I, Item 1. Financial Statements, Consolidated Statements of Cash Flows contained herein for further discussion regarding how purchases of and proceeds from the sale, maturities, and / or calls of investment securities as well as principal paydowns of mortgage-backed securities impacted the investment securities available for sale portfolio during the nine month period ended September 30, 2007.

The following tables summarize the amortized cost and fair market values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2007		December 31, 2006
	Amortized cost	Fair market value	Amortized cost	Fair market value
Government-sponsored enterprises	$20,702	20,742	42,554	42,383
State and municipal	52,763	51,752	48,780	48,014
Mortgage-backed	24,136	23,793	26,362	26,170
Total investment securities available for sale	$97,601	96,287	117,696	116,567

Availability. The Company's investment portfolio can provide liquidity through any of three ways including the maturity of a security, the sale of securities for cash, or the use of securities as collateral in a repurchase agreement or other borrowing. The Company considers an investment security to be saleable if it is not encumbered, i.e., the security cannot be sold under a repurchase agreement or pledged or used as collateral, and it is marketable.

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment.  Although the funds are usually a low-cost, relatively stable source of funding for the Bank, availability depends on the particular government's fiscal policies and cash flow needs.

Approximately 82% of the $96.3 million investment securities portfolio was pledged to secure public deposits as of September 30, 2007, and $17.3 million was unpledged and, therefore, available as a liquidity source. 62% of the investment securities portfolio was pledged to secure public deposits at December 31, 2006 compared with 60% at September 30, 2006.  The fluctuation in pledged securities between these periods was the result of a diversification of assets pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law as further discussed in Part I, Item 1. Financial Statements, Note 10 and Note 11 contained herein and Borrowing Activities below with regard to the Company’s borrowings from the FHLB.

See Part I, Item 1. Financial Statements, Note 3 contained herein for further discussion regarding the Company’s investment securities portfolio.

As noted above, in the event that the Company considers the need for liquidity provided through the investment portfolio, the security must be considered saleable.  Management believes that the portfolio’s unrealized losses are due to interest rate changes, rather than credit quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity.  If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many factors including, but not limited to, asset – liability management. The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 (dollars in thousands).

	September 30, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	1	3,469	20	1	3,469	20
State and municipal	22	8,038	120	101	39,078	909	123	47,116	1,029
Mortgage-backed	3	6,949	85	22	12,389	274	25	19,338	359
Total investment securities available for sale	25	$14,987	$205	124	54,936	1,203	149	69,923	1,408

Borrowing Activities. General. The Company’s reliance on liability liquidity has increased during the first nine months of 2007, as net funds provided through traditional deposit accounts have remained relatively unchanged. Although deposit accounts are the Company’s primary funding source for asset growth, the Company generally has ready access to borrowed funds and generally finds that such borrowings are an economical way to meet short-term or unanticipated loan demand or deposit withdrawals. Management believes that by locking in term funding, liquidity risk can be reduced.

Utilization. In addition to the funds employed from the decline in the investment security portfolio and the net growth in traditional deposit accounts, borrowings increased $22.4 million during the first nine months of 2007 primarily to fund asset growth. Borrowings as a percentage of total liabilities were approximately 6.8% and 4.9% at September 30, 2007 and December 31, 2006, respectively. The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	September 30, 2007		December 31, 2006
	Total	% of Total	Total	% of Total
Retail repurchase agreements	$10,130	13.7%	14,427	28.1
Commercial paper	30,636	41.5	20,988	40.8
Other short-term borrowings	33,000	44.8	6,000	11.7
Long-term borrowings	-	-	10,000	19.4
Total borrowings	$73,766	100.0%	51,415	100.0

The Company offers commercial paper as an alternative investment tool for its commercial customers.  Through a master note arrangement between the holding company and the Bank, Palmetto Master Notes are issued for commercial sweep accounts.  These master notes are unsecured but are backed by the full faith and credit of the holding company.  The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.

Other short-term borrowings include federal funds activities that are the day-to-day unsecured lending of excess reserve funds between banks. If a bank needs funds to meet either its reserve requirements or other obligations, it can purchase the excess reserves of another bank. The primary federal funds market is overnight, but maturities may extend a few days or weeks.

The Company has found wholesale funding to be a logical answer to its insufficient deposit growth. Wholesale funding possibilities that the Company employs and / or considers include federal funds lines and FHLB advances as such funding provides it with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Wholesale funding utilization may be categorized as either other short-term borrowings or long-term borrowings depending on maturity terms.  Long-term borrowings are those having maturities greater than one year when executed. Short-term borrowings are those having maturities less than one year when executed.

The following table summarizes short-term borrowing utilization at and for the periods indicated (dollars in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Retail repurchase agreements
Amount outstanding at period end	$10,130	17,468	10,130	17,468
Average amount outstanding during period	14,187	19,059	13,502	18,492
Maximum amount outstanding at any period end	12,790	18,497	12,790	23,344
Rate paid at period end	3.13%	3.63	3.13	3.63
Weighted average rate paid during the period	4.17	4.43	4.21	4.08

Commercial paper
Amount outstanding at period end	$30,636	21,887	30,636	21,887
Average amount outstanding during period	29,421	22,402	26,185	19,630
Maximum amount outstanding at any period end	30,636	21,887	30,636	22,104
Rate paid at period end	3.31%	3.81	3.31	3.81
Weighted average rate paid during the period	4.21	4.37	4.28	4.03

Other short-term borrowings
Amount outstanding at period end	$33,000	-	33,000	-
Average amount outstanding during period	29,885	667	11,932	3,445
Maximum amount outstanding at any period end	33,000	-	33,000	13,900
Rate paid at period end	5.49%	-	5.49	-
Weighted average rate paid during the period	5.50	2.97	5.57	4.62

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

Of the $33.0 million other short-term borrowings utilized at September 30, 2007,  $9.0 million was borrowed through federal funds lines with correspondent banks and $24.0 million was borrowed from the FHLB.

Long-term borrowings are those having maturities greater than one year when executed. The Company’s remaining $10.0 million in long-term FHLB borrowings matured on June 14, 2007. The following table summarizes long-term borrowing information, all of which were obtained through the FHLB, at and for the periods indicated (dollars in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2007	2006	2007	2006
Long-term FHLB borrowings
Amount outstanding at period end	$-	10,000	-	10,000
Average amount outstanding during period	-	10,000	6,044	17,810
Maximum amount outstanding at any period end	-	10,000	10,000	23,000
Rate paid at period end	-%	3.85	-	3.85
Weighted average rate paid during the period	-	3.85	3.83	3.60

Availability. If needed, funding sources have been arranged through federal funds lines at correspondent banks, the Federal Reserve Discount Window, and the FHLB.

During April 2007, Nexity Bank extended to the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending on April 30, 2008 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next Banking Day (the next day other than Saturday or Sunday on which banking business is conducted in South Carolina). This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding sources from $40 million to $50 million of which $9.0 million was utilized at September 30, 2007.

At September 30, 2007, of its approximately $95.3 million available credit based on qualifying loans to serve as collateral against borrowings and letters of credit from the FHLB, the Company employed $24.0 million in borrowings, all of which was determined to be short-term when employed, and employed $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At September 30, 2007, the Company had approximately $2.3 million available credit based on qualifying loans to serve as collateral against short-term borrowings, long-term borrowings, and / or letters of credit from the FHLB.

Federal Reserve advances, commonly referred to as “discount window borrowings,” are secured borrowings from Federal Reserve Banks. A collateralized borrowing relationship with the Federal Reserve was in place for the Bank to meet emergency funding needs at September 30, 2007, however, no borrowings were outstanding. The Bank has not historically utilized discount window borrowings from the Federal Reserve and has no plans to do so in the near term. The Bank would typically only utilize this funding source to meet emergency funding needs.

Management believes that the correct mix of funding for the Company is between retail deposits and wholesale funding that provides the overall lowest cost of total funds but provides the flexibility to manage the liquidity and interest rate position of the balance sheet. Although the Company has traditionally relied on customer deposits to fund asset growth, with new trends of loan assets being fixed rate for at least three to five years and depositors wanting to keep maturities short, there is little ability for a bank to effectively manage their interest rate risk position and net interest margins.  As a result, the Company needs the ability to acquire funding that is not only cost effective, but also has the maturity characteristics that best meet the interest rate characteristics of its balance sheet. Wholesale funding in the current yield curve environment can meet these requirements.  As such, management believes that the Company will continue to employ a mix of retail deposits and wholesale funding to fund asset growth.

Capital Resources

Average shareholders’ equity was $107.7 million for the three month period ended September 30, 2007, or 9.1% of average assets, compared with $95.8 million, or 8.5% of average assets, for the same period of 2006.  For the nine month period ended September 30, 2007, average shareholders’ equity was $105.0 million, or 9.0% of average assets, compared with $93.6 million, or 8.4% of average assets, for the same period of 2006.

Total shareholders’ equity increased from $100.4 million at December 31, 2006 to $108.9 million at September 30, 2007. The Company’s capital ratio of total shareholders’ equity to total assets was 9.2% at September 30, 2007 compared with 8.7% at December 31, 2006. During the first nine months of 2007, shareholders’ equity was increased through the retention of net income, stock option activity, and compensation expense related to stock options granted.  These increases were offset by an increase in cash dividends and in accumulated other comprehensive loss over the nine month period.  See Part I, Item 1. Financial Statements, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income contained herein for further discussion regarding the changes in stockholders’ equity during the nine month period ended September 30, 2007.

Palmetto Bancshares and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At September 30, 2007 and 2006, both were each categorized as well capitalized under the regulatory framework for prompt corrective regulatory action. See Part I, Item 1. Financial Statements, Note 16 contained herein for further discussion regarding the Bank’s and Palmetto Bancshares’ capital regulatory requirements.  At September 30, 2007, there were no conditions or events of which management was aware that would materially change Palmetto Bancshares’ or the Bank’s capitalization status.

For the third quarter of 2007, the Company’s cash dividend payout ratio was 31.21% compared with a payout ratio of 30.1% during the same period of 2006. Cash dividends per common share during the third quarter of 2007 totaled $0.19, an increase of 5.6% over dividends per common share during the same period of 2006 of $0.18. For the nine month periods ended September 30, 2007 and 2006, respectively, the Company’s cash dividend payout ratio was 31.08% and 30.69%.  During the same periods, cash dividends per common share totaled $0.57 and $0.54, an increase of 5.6%. The amount of the dividends declared is dependent upon the Company’s earnings, financial condition, capital position, and such other factors the Board deems relevant.  South Carolina regulations restrict the amount of dividends that the Bank can pay to the holding company and may require prior approval before declaration and payment of any excess dividend.

Concentrations

Investment Activities. The following table summarizes the amortized cost and fair market value of the securities of issuers that, in the aggregate, exceed ten percent of shareholders’ equity at September 30, 2007 (dollars in thousands).

	Amortized Cost	% of Shareholders equity	Fair market value	% of Shareholders equity
Government-sponsored enterprises
FHLB	$17,724	16.3%	17,768	16.3
FNMA	989	0.9	983	0.9
	$18,713	17.2%	18,751	17.2

	Amortized Cost	% of Shareholders equity	Fair market value	% of Shareholders equity
Mortgage-backed
FNMA	$17,643	16.2%	17,427	16.0
	$17,643	16.2%	17,427	16.0

	Amortized Cost	% of Shareholders equity	Fair market value	% of Shareholders equity
Total GSEs and MBSs
FHLB	$17,724	16.3%	17,768	16.3
FNMA	18,632	17.1	18,410	16.9
	$36,356	33.4%	36,178	33.2

Although most government sponsored enterprises’ securities are not backed by the full faith and credit of the federal government, the Company believes that such securities have negligible credit risk. Because of the importance of the agencies in promoting public policy, the Company believes that the federal government would prevent a government sponsored enterprises from defaulting on its debt obligations. As a result, management believes that such securities provide what is commonly described as an “implied guarantee.”

Lending Activities. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and due from bank balances.

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

	September 30, 2007
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$79,287	75%	8%
1-4 family residential mortgage instruments	208,339	198	21
Other residential mortgage instruments	580,739	551	58
Construction mortgage instruments	48,166	46	5

	December 31, 2006
	Outstanding balance	As a percentage of total equity	As a percentage of total loans
Loans secured by:
Commercial and industrial nonmortgage instruments	$126,742	126%	13%
1-4 family residential mortgage instruments	171,828	171	18
Other residential mortgage instruments	540,869	539	57
Construction mortgage instruments	19,959	20	2

As previously discussed, the fluctuations in outstanding balances during the first nine months of 2007 were a result of the Company’s review of stratifications within the loan portfolio and the resulting adjustments made to various stratification identifiers. These reclassifications may impact the comparability of 2006 and 2007 balances. Management is currently exploring ways in which to improve the comparability of these numbers in the future.

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, geographic regions, and loan types, management monitors whether or not the Company has exposure to credit risk from other lending practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that, at September 30, 2007, the Company has no concentrations in such loans, as the Company does not typically engage in such lending practices.

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

Lending Commitments

In the normal course of business, the Company makes contractual commitments to extend credit that are legally binding agreements to lend money to customers at predetermined interest rates for a specific period of time. The Company also provides standby letters of credit. The Company’s credit policies and standards are applied when making these types of commitments. These instruments are not recorded until funds are advanced under the commitments. The Company’s contractual commitments to extend credit increased slightly from $265.8 million at December 31, 2006 to $284.4 million at September 30, 2007 primarily within real estate and bankcard loans. The following table summarizes the Company’s contractual commitments to extend credit, by collateral type, at September 30, 2007 (in thousands).

Commercial and industrial	$32,873
Real estate	184,900
Credit line	7,716
Bankcards	46,654
Others	12,291
Total contractual commitments to extend credit	$284,434

 Guarantees

At September 30, 2007, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability was considered necessary as such amounts were not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2007 was $10.3 million compared with $8.3 million at December 31, 2006.  Past experience indicates that these standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair market value of such guarantees was material at September 30, 2007.

Other Off-Balance Sheet Arrangements

At September 30, 2007, the Company engaged in no transactions, agreements, or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company has:

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

Derivatives and Hedging Activities

At September 30, 2007, the Company’s derivative instruments consisted of forward sales commitments relating to the Company’s commitments to originate certain residential loans held for sale.

Outstanding commitments on mortgage loans not yet closed (primarily single-family loan commitments) amounted to approximately $6.6 million at September 30, 2007 compared to approximately $3.8 million at December 31, 2006.  The fair market value of derivative assets related to commitments to originate such residential loans held for sale was not significant at September 30, 2007.  The fair market value of derivative assets related to forward sales commitments did not significantly differ from the carrying amount at September 30, 2007.

Earnings Review

For the Three Month Period Ended September 30, 2007

Overview. The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods
	ended September 30,		Variance
	2007	2006	$	%
	(unaudited)

Interest income
Interest and fees on loans	$20,012	18,033	1,979	11.0
Interest on investment securities available for sale	1,085	1,182	(97)	(8.2)
Interest on federal funds sold	149	317	(168)	(53.0)
Dividends on FHLB stock	47	45	2	4.4
Total interest income	21,293	19,577	1,716	8.8

Interest expense
Interest on deposits	7,663	6,680	983	14.7
Interest on retail repurchase agreements	149	213	(64)	(30.0)
Interest on commercial paper	312	247	65	26.3
Interest on other short-term borrowings	414	5	409	8,180.0
Interest on long-term borrowings	-	97	(97)	(100.0)
Total interest expense	8,538	7,242	1,296	17.9

Net interest income	12,755	12,335	420	3.4

Provision for loan losses	400	275	125	45.5

Net interest income after provision for loan losses	12,355	12,060	295	2.4

Noninterest income
Service charges on deposit accounts	2,001	1,995	6	0.3
Fees for trust and brokerage services	736	817	(81)	(9.9)
Mortgage-banking income	468	182	286	157.1
Other	1,407	810	597	73.7
Total noninterest income	4,612	3,804	808	21.2

Noninterest expense
Salaries and other personnel	7,040	5,772	1,268	22.0
Occupancy	375	398	(23)	(5.8)
Premises, furniture, and equipment leases and rentals	321	341	(20)	(5.9)
Premises, furniture, and equipment depreciation	492	506	(14)	(2.8)
Other furniture and equipment	482	473	9	1.9
Loss on disposition of premises, furniture, and equipment	346	-	346	100.0
Marketing	208	479	(271)	(56.6)
Amortization of core deposit intangibles	12	12	-	-
Other	2,115	2,044	71	3.5
Total noninterest expense	11,391	10,025	1,366	13.6

Net income before provision for income taxes	5,576	5,839	(263)	(4.5)

Provision for income taxes	1,680	2,038	(358)	(17.6)

Net income	$3,896	3,801	95	2.5

Common and per share data
Net income - basic	$0.61	0.60	0.01	1.7
Net income - diluted	0.60	0.59	0.01	1.7
Cash dividends	0.19	0.18	0.01	5.6
Book value	17.02	15.29	1.73	11.3

Weighted average common shares outstanding - basic	6,392,721	6,356,656
Weighted average common shares outstanding - diluted	6,500,962	6,432,546

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

	For the three month periods ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Loans, net of unearned (1)	$999,044	$20,012	7.95%	$907,834	$18,033	7.88%
Investment securities available for sale, nontaxable (2)	51,393	464	3.58	56,255	512	3.61
Investment securities available for sale, taxable (2)	50,761	621	4.85	60,807	670	4.37
Federal funds sold	10,117	149	5.84	23,083	317	5.45
FHLB stock	3,047	47	6.12	2,598	45	6.87
Total interest-earning assets	1,114,362	21,293	7.58	1,050,577	19,577	7.39

Noninterest-earning assets
Cash and due from banks	31,842			32,861
Allowance for loan losses	(8,408)			(8,869)
Premises and equipment, net	24,735			24,068
Goodwill	3,688			3,688
Other intangible assets	97			148
Accrued interest receivable	6,091			5,731
Other	16,516			13,735
Total noninterest-earning assets	74,561			71,362

Total assets	$1,188,923			$1,121,939

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$488,384	$3,861	3.14%	$401,439	$2,684	2.65%
Savings deposit accounts	40,440	36	0.35	45,749	39	0.34
Time deposit accounts	334,122	3,766	4.47	385,448	3,957	4.07
Total interest-bearing deposits	862,946	7,663	3.52	832,636	6,680	3.18

Retail repurchase agreements	14,187	149	4.17	19,059	213	4.43
Commercial paper (Master notes)	29,421	312	4.21	22,402	247	4.37
Other short-term borrowings	29,885	414	5.50	667	5	2.97
Long-term borrowings	-	-	-	10,000	97	3.85
Total interest-bearing liabilities	936,439	8,538	3.62	884,764	7,242	3.25

Noninterest-bearing liabilities
Noninterest-bearing deposits	135,249			134,141
Accrued interest payable	2,427			2,370
Other	7,104			4,827
Total noninterest-bearing liabilities	144,780			141,338

Total liabilities	1,081,219			1,026,102

Shareholders' equity	107,704			95,837

Total liabilities and shareholders' equity	$1,188,923			$1,121,939

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$12,755	4.54%		$12,335	4.66%

(1)	Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

During the three month period ended September 30, 2007 compared with the same period of 2006, the Company experienced increases in both average yield on interest-earning assets and average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 19 basis points to 7.58% during the third quarter of 2007 from 7.39% during the same period of 2006. The average cost of interest-bearing liabilities increased 37 basis points to 3.25% from 3.62% when comparing the same periods. Average interest-earning assets increased $63.8 million during the quarter ended September 30, 2007 over the same quarter of 2006, primarily within the loan portfolio, while interest-bearing liabilities increased $51.7 million over the same period. Rates paid during the three month period ended September 30, 2007 increased from those paid for the three month period ended September 30, 2006 primarily as a result of increases in the federal funds rate by the Federal Reserve Open Market Committee.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the three month period ended September 30, 2007 to the three month period ended September 30, 2006 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the three month period ended September 30, 2007 compared with the three month period ended September 30,
		2006
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$1,826	153	1,979
Investment securities available for sale	(163)	66	(97)
Federal funds sold	(193)	25	(168)
FHLB stock	5	(3)	2
Total interest-earning assets	$1,475	241	1,716

Interest-bearing liabilities
Interest-bearing deposits	$250	733	983
Retail repurchase agreements	(54)	(10)	(64)
Commercial paper	74	(9)	65
Other short-term borrowings	187	222	409
Long-term borrowings	(326)	229	(97)
Total interest-bearing liabilities	$131	1,165	1,296

NET INTEREST INCOME	$1,344	(924)	420

Provision for Loan Losses. The Company’s process for determining an appropriate level for the Allowance is based on a comprehensive, well-documented, and consistently applied analysis of its loan portfolio. As discussed in Financial Condition, Lending Activities, all significant factors that affect the collectibility of the portfolio and support the credit losses estimated are considered during this process. Once this monthly process is completed, a provision for loan losses is charged to earnings in order to maintain the Allowance at a level deemed adequate to provide for estimated probable losses in the loan portfolio. The provision for loan losses was $400 thousand and $275 thousand for the three month periods ended September 30, 2007 and 2006.  The percentage of the Allowance to ending loans was reduced to 0.82% of gross loans, excluding mortgage loans held for sale, outstanding at September 30, 2007 from 0.94% at September 30, 2006. See Financial Condition, Lending Activities, contained herein for a discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing, the adequacy of the Company’s Allowance and the related provision for loan losses.

Noninterest Income. Noninterest income during the three month period ended September 30, 2007 increased $808 thousand, or 21.2%, to $4.6 million from $3.8 million during the three month period ended September 30, 2006 due, primarily, to increases in the mortgage-banking income and other noninterest income financial statement line items.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 52.4% of noninterest income during the three month period ended September 30, 2006 compared with 43.4% for the same period of 2007. Management believes that this declining trend in service charges on deposit accounts is primarily related to nonsufficient funds and overdraft service charge declines due to an increase in alternative transaction methods such as debit cards.  The increased use of debit cards has decreased the Company’s service charge opportunities, since the merchant typically decline transactions that would otherwise result in overdrafts. The Company periodically monitors competitive fee schedules and examines alternative opportunities to maximize earnings from this area.

The Company sells most of the residential mortgage loans it originates in the secondary market with servicing rights retained. Mortgage loans serviced for the benefit of others amounted to $339.4 million, $325.1 million, and $310.0 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended September 30,
	2007	2006
Mortgage-servicing fees	$204	193
Gain on sale of loans	279	80
Mortgage-serciving right amortization, impairment, and recoveries	(60)	(157)
Other mortgage-banking income	45	66
Total mortgage-banking income	$468	182

The increase in mortgage-servicing fees correlates to the increase in mortgage loans serviced for others.

The increase in gain on sale of mortgage loans was caused by the increase in sales when comparing the periods noted. During the three month period ended September 30, 2007, proceeds from the sale of mortgage loans held for sale totaled $49.8 million, up from $32.6 million during the same period of 2006.

Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio declined during the three month period ended September 30, 2007 as compared with the same period of 2006.  As interest rates have risen, refinancing activity has slowed.  As such, the component of mortgage-servicing rights amortization, impairment, and recoveries relative to refinancing activity (prepayment speeds) slowed as well thereby positively impacting the amortization, impairment, and recoveries within the Company’s mortgage-servicing rights portfolio. Although the Federal Reserve Open Market Committee decreased rates during September 2007, due to the timing of the decrease, the Company did not experience any significant impacts of this decrease during the third quarter of 2007.

See Part I, Item 1. Financial Statements, Note 6 contained herein for a further discussion regarding the Company’s mortgage-servicing rights portfolio.

Other noninterest income increased $597 thousand, or 73.7%, during the three month period ended September 30, 2007 over the same period of 2006 primarily as a result of the Company’s sale of its MasterCard stock.  During the second quarter of 2007, the Board of Directors of MasterCard Incorporated approved an amendment to its certificate of incorporation designed to facilitate an accelerated, orderly conversion of its Class B common stock into MasterCard Class A common stock for subsequent sale.  Accordingly, during the third quarter of 2007, the Bank converted its shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale to public investors.  This transaction resulted in pretax income, net of transaction fees, totaling $487 thousand.

Noninterest Expense.  Noninterest expense during the three month period ended September 30, 2007 increased $1.4 million, or 13.6%, to $11.4 million from $10.0 million during the three month period ended September 30, 2006. This increase resulted primarily from increases in the salaries and other personnel expense and loss on disposition of premises, furniture, and equipment financial statement line items slightly offset by a decrease in the marketing financial statement line item.

Salaries and other personnel expense increased by $1.3 million to $7.0 million during the three month period ended September 30, 2007 from $5.8 million during the three month period ended September 30, 2006. The increase in salaries and other personnel expense resulted from several factors, both recurring and nonrecurring in nature.

Annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Boiling Springs banking office during 2006 contributed to the increase in salaries and other personnel expense during the three month period ended September 30, 2007 over the same period of 2006.  The Bank celebrated the grand opening of its Boiling Springs banking office on October 16, 2006.

The Company uses split-dollar life insurance arrangements to provide retirement and death benefits to key employees. Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position be reported as an asset. The Company previously recorded the amount that could be realized under the insurance contract as of the date of the statement of financial position as expense in the Bank’s Consolidated Statement of Income. During the third quarter of 2007, the Company recorded cash surrender value of $898 thousand in Other Assets on the Consolidated Balance Sheets with an offsetting entry to income (as these amounts had been expensed in the past) with regard to these policies.

During 2007, in conjunction with the audit of the Company’s 401(k) Retirement Plan (the “Plan”), an administrative error was discovered that had resulted in participants being denied the opportunity to fully defer the appropriate amount of compensation under the plan.  During the third quarter of 2007, the Company calculated and accrued the denied deferral amount and the resulting employer match, including missed earnings, and believes such amounts total approximately $1.3 million through December 31, 2006. As such, the Company accrued this amount within Salaries and Other Personnel Expense on the Consolidated Statements of Income for the three and nine month periods ended September 30, 2007.  The Company is currently calculating such amounts for the period since December 31, 2006.  The Company’s management intends to contribute these amounts to each participant’s account during the fourth quarter of 2007 by correcting the error under guidelines established by the Internal Revenue Service.

During the second quarter of 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its corporate headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company’s new headquarters will be constructed on the site of the Company’s current downtown Greenville banking office that is leased from the same lessor. In conjunction with the demolition of the current downtown Greenville banking office, the Company wrote off $346 thousand in leasehold improvements during the third quarter of 2007.  See Part I, Item 1. Financial Statements, Note 5 contained herein for further discussion regarding this write off.

Marketing and advertising expense decreased $271 thousand during the three month period ended September 30, 2007 compared with the three month period ended September 30, 2006 primarily due to marketing costs incurred during the third quarter of 2006 in conjunction with the Company’s 100-year anniversary celebration.

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure of, and reserved for in Other Noninterest Expense in the Consolidated Statements of Income, approximately $174 thousand related to items uncollected at that date.  At the end of the first quarter of 2007, the Bank had collected virtually all of these items.  As such, this reserve was reversed during the first quarter of 2007. As of September 30, 2007, approximately $36 thousand in check processing and electronic check processing items had been presented for which the Bank had to cover.  Inclusive of these transactions, sundry losses decreased $74 thousand during the third quarter of 2007 over the same period of 2006 to a balance of $40 thousand.  Exclusive of the first quarter reversal of the 2006 reserve, sundry losses increased $100 thousand during the third quarter of 2007 over the same period of 2006 to a balance of $214 thousand.

Provision for Income Taxes. Income tax expense totaled $1.7 million for the three month period ended September 30, 2007 compared with $2.0 million for the three month period ended September 30, 2006.  The Company’s effective tax rate was 30.1% during the 2007 period and 34.9% during the 2006 period.  The decrease in the effective tax rate when comparing the two periods was primarily the result of the recognition of an increase in nontaxable income relative to cash surrender value of key man life insurance during the third quarter of 2007. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reported that it anticipated the effective income tax rate applicable to current taxable income to approximate between 34% and 36% for 2007. Since December 31, 2006, there have been no events or conditions that management believes would change this projection.

For the Nine Month Period Ended September 30, 2007

Overview. The following information is intended to supplement any information relating to the Consolidated Statements of Income contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(dollars in thousands, except common and per share data)

	For the nine month periods
	ended September 30,		Variance
	2007	2006	$	%
	(unaudited)

Interest income
Interest and fees on loans	$58,079	51,601	6,478	12.6
Interest on investment securities available for sale	3,386	3,646	(260)	(7.1)
Interest on federal funds sold	600	903	(303)	(33.6)
Dividends on FHLB stock	122	144	(22)	(15.3)
Total interest income	62,187	56,294	5,893	10.5

Interest expense
Interest on deposits	22,327	17,943	4,384	24.4
Interest on retail repurchase agreements	425	564	(139)	(24.6)
Interest on commercial paper	839	591	248	42.0
Interest on other short-term borrowings	497	119	378	317.6
Interest on long-term borrowings	173	479	(306)	(63.9)
Total interest expense	24,261	19,696	4,565	23.2

Net interest income	37,926	36,598	1,328	3.6

Provision for loan losses	1,200	1,325	(125)	(9.4)

Net interest income after provision for loan losses	36,726	35,273	1,453	4.1

Noninterest income
Service charges on deposit accounts	5,900	6,023	(123)	(2.0)
Fees for trust and brokerage services	2,258	2,445	(187)	(7.6)
Mortgage-banking income	987	679	308	45.4
Investment securities gains	-	3	(3)	(100.0)
Other	3,164	2,533	631	24.9
Total noninterest income	12,309	11,683	626	5.4

Noninterest expense
Salaries and other personnel	19,234	17,256	1,978	11.5
Occupancy	1,124	1,152	(28)	(2.4)
Premises, furniture, and equipment leases and rentals	946	987	(41)	(4.2)
Premises, furniture, and equipment depreciation	1,478	1,528	(50)	(3.3)
Other furniture and equipment	1,385	1,408	(23)	(1.6)
Loss on disposition of premises, furniture, and equipment	346	-	346	100.0
Marketing	695	1,217	(522)	(42.9)
Amortization of core deposit intangibles	36	36	-	-
Other	6,160	6,592	(432)	(6.6)
Total noninterest expense	31,404	30,176	1,228	4.1

Net income before provision for income taxes	17,631	16,780	851	5.1

Provision for income taxes	5,909	5,598	311	5.6

Net income	$11,722	11,182	540	4.8

Common and per share data
Net income - basic	$1.84	1.76	0.08	4.5
Net income - diluted	1.81	1.74	0.07	4.0
Cash dividends	0.57	0.54	0.03	5.6
Book value	17.02	15.29	1.73	11.3

Weighted average common shares outstanding - basic	6,385,625	6,351,646
Weighted average common shares outstanding - diluted	6,484,293	6,427,536

Net Interest Income.   The following table summarizes the Company’s average balance sheets and net interest income analysis for the periods indicated (dollars in thousands).

	For the nine month periods ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Loans, net of unearned (1)	$973,358	$58,079	7.98%	$885,480	$51,601	7.79%
Investment securities available for sale, nontaxable (2)	49,973	1,340	3.59	55,409	1,505	3.63
Investment securities available for sale, taxable (2)	57,771	2,046	4.74	65,903	2,141	4.34
Federal funds sold	15,517	600	5.17	23,941	903	5.04
FHLB stock	2,724	122	5.99	3,043	144	6.33
Total interest-earning assets	1,099,343	62,187	7.56	1,033,776	56,294	7.28

Noninterest-earning assets
Cash and due from banks	30,841			37,238
Allowance for loan losses	(8,426)			(8,716)
Premises and equipment, net	24,861			23,529
Goodwill	3,688			3,688
Other intangible assets	109			158
Accrued interest receivable	5,975			5,298
Other	14,366			13,066
Total noninterest-earning assets	71,414			74,261

Total assets	$1,170,757			$1,108,037

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction and money market deposit accounts	$466,518	$10,488	3.01%	$377,519	$6,429	2.28%
Savings deposit accounts	41,518	106	0.34	46,007	112	0.33
Time deposit accounts	357,493	11,733	4.39	391,663	11,402	3.89
Total interest-bearing deposits	865,529	22,327	3.45	815,189	17,943	2.94

Retail repurchase agreements	13,502	425	4.21	18,492	564	4.08
Commercial paper (Master notes)	26,185	839	4.28	19,630	591	4.03
Other short-term borrowings	11,932	497	5.57	3,445	119	4.62
Long-term borrowings	6,044	173	3.83	17,810	479	3.60
Total interest-bearing liabilities	923,192	24,261	3.51	874,566	19,696	3.01

Noninterest-bearing liabilities
Noninterest-bearing deposits	133,663			133,317
Accrued interest payable	2,455			2,189
Other	6,411			4,381
Total noninterest-bearing liabilities	142,529			139,887

Total liabilities	1,065,721			1,014,453

Shareholders' equity	105,036			93,584

Total liabilities and shareholders' equity	$1,170,757			$1,108,037

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$37,926	4.61%		$36,598	4.73%

(1)	Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

During the nine month period ended September 30, 2007 compared with the same period of 2006, the Company experienced increases in both average yields on interest-earning assets and average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 28 basis points to 7.56% during the nine month period ended September 30, 2007 from 7.28% during the same period of 2006. The average cost of interest-bearing liabilities increased 50 basis points to 3.51% from 3.01% when comparing the same periods. Average interest-earning assets increased $65.6 million during the nine month period ended September 30, 2007 over the same period of 2006, primarily within the loan portfolio, while interest-bearing liabilities increased $48.6 million over the same period. Rates paid during the nine month period ended September 30, 2007 increased from those paid for the nine month period ended September 30, 2006 primarily as a result of the increases in the federal funds rate by the Federal Reserve Open Market Committee.

The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the nine month period ended September 30, 2007 to the nine month period ended September 30, 2006 (in thousands).  The impact of the combination of rate and volume change has been divided equally between the rate change and volume change.

	For the nine month period ended September 30, 2007 compared with the nine month period ended September 30, 2006
	Volume	Rate	Total
Interest-earnings assets
Loans, net of unearned	$5,220	1,258	6,478
Investment securities available for sale	(439)	179	(260)
Federal funds sold	(327)	24	(303)
FHLB stock	(14)	(8)	(22)
Total interest-earning assets	$4,440	1,453	5,893

Interest-bearing liabilities
Interest-bearing deposits	$1,158	3,226	4,384
Retail repurchase agreements	(159)	20	(139)
Commercial paper	208	40	248
Other short-term borrowings	12	366	378
Long-term borrowings	(83)	(223)	(306)
Total interest-bearing liabilities	$1,136	3,429	4,565

NET INTEREST INCOME	$3,304	(1,976)	1,328

Provision for Loan Losses. The provision for loan losses was $1.2 million and $1.3 million for the nine month periods ended September 30, 2007 and 2006.  The percentage of the Allowance to ending loans was reduced to 0.82% of gross loans, excluding mortgage loans held for sale, outstanding at September 30, 2007 from 0.94% at September 30, 2006. See Financial Condition, Lending Activities, contained herein for a discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s Allowance and the related provision for loan losses.

Noninterest Income. Noninterest income during the nine month period ended September 30, 2007 increased $626 thousand, or 5.4%, to $12.3 million from $11.7 million during the nine month period ended September 30, 2006 due, primarily, to increases in the mortgage-banking income and other noninterest income financial statement line items offset by decreases in the service charges on deposit accounts and fees for trust and brokerage services financial statement line items.

Service charges on deposit accounts comprise a significant component of noninterest income and comprised 51.6% of noninterest income during the nine month period ended September 30, 2006 compared with 47.9% for the same period of 2007. See For the Three Months Ended September 30, 2007, Noninterest Income, for discussion regarding this declining trend over these periods.

Fees for trust and brokerage services declined $187 thousand during the nine month period ended September 30, 2007 over the same period of 2006 primarily as a result of declined opportunities for estate fees.  The Bank’s Trust Department serves as executor of its customers’ estates and, as such, administers the deceased’s estate based on his or her wishes.  Fees are earned in conjunction with the Trust Department’s services provided as executor.  The opportunity for such services and the resulting fees declined from the nine month period ended September 30, 2006 to the same period of 2007.

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the nine month
	periods ended September 30,
	2007	2006
Mortgage-servicing fees	$613	580
Gain on sale of loans	614	370
Mortgage-serciving right amortization, impairment, and recoveries	(360)	(429)
Other mortgage-banking income	120	158
Total mortgage-banking income	$987	679

See For the Three Months Ended September 30, 2007, Noninterest Income, for discussion regarding fluctuations in the components of mortgage-banking income for the nine month periods ended September 30, 2007 when compared with the same period of 2006.

See For the Three Months Ended September 30, 2007, Noninterest Income, for discussion regarding increase in other noninterest income for the nine month periods ended September 30, 2007 when compared with the same period of 2006.

Noninterest Expense.  Noninterest expense during the nine month period ended September 30, 2007 increased $1.2 million, or 4.1%, to $31.4 million from $30.2 million during the nine month period ended September 30, 2006. This increase resulted primarily from increases in the salaries and other personnel expense and loss on disposition of premises, furniture, and equipment financial statement line items slightly offset by decreases in the marketing and other noninterest expense financial statement line items.

Salaries and other personnel expense increased by $2.0 million to $19.2 million during the nine month period ended September 30, 2007 from $17.3 million during the nine month period ended September 30, 2006 as a result of the same factors discussed above with regard to the fluctuation in this financial statement line item when comparing the three month period ended September 30, 2007 to the same period of 2006.

See For the Three Months Ended September 30, 2007, Noninterest Expense, for discussion regarding the increase in Loss on Disposition of Premises, Furniture, and Equipment for the nine month periods ended September 30, 2007 when compared with the same period of 2006.

Marketing and advertising expense decreased $522 thousand during the nine month period ended September 30, 2007 compared with the nine month period ended September 30, 2006 as a result of the same factors discussed above with regard to the fluctuation in this financial statement line item when comparing the three month period ended September 30, 2007 to the same period of 2006.

Other noninterest expense decreased $432 thousand during the nine month period ended September 30, 2007 when compared with the same period of 2006.  The decrease in other noninterest expense was the result of an accumulation of changes in several accounts, none of which were determined to be material.

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure of, and reserved for in Other Noninterest Expense in the Consolidated Statements of Income, approximately $174 thousand related to items uncollected at that date.  At the end of the first quarter of 2007, the Bank had collected virtually all of these items.  As such, this reserve was reversed during the first quarter of 2007. As of September 30, 2007, approximately $36 thousand in check processing and electronic check processing items had been presented for which the Bank had to cover.  Inclusive of these transactions, sundry losses increased $102 thousand during the first nine months of 2007 over the same period of 2006 to a balance of $114 thousand.  Exclusive of the first quarter reversal of the 2006 reserve, sundry losses increased $276 thousand during the nine month period ended September 30, 2007 over the same period of 2006 to a balance of $288 thousand.

Provision for Income Taxes. Income tax expense totaled $5.9 million for the nine month period ended September 30, 2007 compared with $5.6 million for the nine month period ended September 30, 2006.  The Company’s effective tax rate was 33.5% during the 2007 period and 33.4% during the 2006 period.

Accounting and Reporting Matters

See Part I, Item 1. Financial Statements, Note 1 contained herein for further discussion regarding recently adopted and recently issued accounting pronouncements and their expected impact on the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has risk management policies and systems to monitor and limit exposure to interest rate risk. Specifically, the Company manages its exposure to fluctuations in interest rates through policies established by its Asset / Liability Committee and approved by its Board of Directors. The primary goal of the Asset / Liability Committee is to monitor and limit exposure to interest rate risk through implementation of various strategies. While the Asset / Liability Committee develops these strategies with the goal of ultimately positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, it also monitors the Company’s liquidity and capital positions to ensure that its strategies result in adequate capital positions. The Company’s primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, an ongoing assessment is conducted of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Management believes it has adequate capital to meet its needs without entering capital markets.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At September 30, 2007, the Company had not used any derivatives to alter its interest rate risk profile. The Company’s financial instruments include loans, federal funds sold, FHLB stock, investment securities, deposits, and borrowings. At September 30, 2007, the Company’s interest-sensitive assets totaled approximately $1.1 billion while interest-sensitive liabilities totaled approximately $933.3 million. At December 31, 2006, the Company’s interest-sensitive assets totaled approximately $1.1 billion while interest-sensitive liabilities totaled approximately $911.4 million.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the three month period ended September 30, 2007 was 7.58% and 3.62%, respectively, compared to 7.39% and 3.25%, respectively, for the same period of 2006. The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the nine month period ended September 30, 2007 was 7.56% and 3.51%, respectively, compared to 7.28% and 3.01%, respectively, for the same period of 2006. The increase in the yield on interest-sensitive assets and the cost of interest-sensitive liabilities during both the three and nine month periods ended September 30, 2007 over the same periods of 2006 resulted primarily from increases in the federal funds rate by the Federal Reserve Open Market Committee.

The Company evaluated the results of its net interest income simulation prepared as of September 30, 2007 for interest rate risk management purposes. Overall, the model results indicate that the Company’s interest rate risk sensitivity is within limits set by the Company’s guidelines and the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

Net Interest Income Simulation

The following table summarizes the forecasted change in net interest income and net interest margin as of September 30, 2007 using a base market rate and the estimated change to the base scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest rate scenario	Percentage change from current projection of net interest income	Net interest margin change (in basis points)
Up 200 basis points	(8.01)%	(0.37)
Up 100 basis points	(3.90)	(0.18)
BASE CASE	-	-
Down 100 basis points	3.39	0.16
Down 200 basis points	6.68	0.31

The simulation results as of September 30, 2007, assuming all other variables remained unchanged,  indicate the Company’s interest rate risk position was liability sensitive as the simulated impact of a downward movement in interest rates of 100 basis points would result in a 3.39% increase in net interest income over the subsequent 12 month period while an upward movement in interest rates of 100 basis points would result in a 3.90% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point downward shift in interest rates would result in a 16 basis point increase in net interest margin. Conversely, a 100 basis point increase in interest rates would cause an 18 basis point decrease in net interest margin. The projected negative impact on the Company’s net interest income for the twelve month period does not exceed the 20% threshold prescribed by the Asset – Liability Committee’s policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Principal Financial Officer) and several other members of the Company’s senior management as of September 30, 2007, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

During the third quarter of 2007, the Company did not make any changes in its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect those controls.

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

Dated:   November 9, 2007