Form 10-K
period 2007-12-31
PALMETTO BANCSHARES INC
filed 2008-03-14
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-26016

PALMETTO BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Hillcrest Drive, Laurens, South Carolina	29360
(Address of principal executive offices)	(Zip Code)

(864) 984–4551	palmettobank.com
(Registrant’s telephone number)	(Registrant’s subsidiary’s web site)

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $218,272,160 as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5.

6,432,265 shares of the registrant’s common stock were outstanding as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement dated March 17, 2008 with respect to an Annual Meeting of Shareholders to be held April 15, 2008: Incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2007 ANNUAL REPORT ON FORM 10-K

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the Company’s revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the Company’s future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing. In this report, for example, management makes forward-looking statements discussing expectations about future loan losses and asset quality, the future value of the mortgage-servicing rights portfolio, the future value of equity securities, the impact of new accounting standards, future short-term and long-term interest rate levels and their impact on the Company’s net interest income and margin, net income, liquidity, capital, and future capital expenditures. Because these statements discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “targeted,” “continue,” “remain,” or other similar expressions that are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Item 1A. Risk Factors for a discussion of the material risks and uncertainties that management believes impact the Company and may cause actual results to differ from those discussed in the forward-looking statements. Other risks that management believes could cause actual results to differ from those discussed in the forward-looking statements may include:

•	Changes in the level of asset quality.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and / or condition of the Company’s borrowers.

•	Changes in the Company’s organization, compensation and benefit plans.

•

The costs and impacts of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items and those presented in Item 1A. Risk Factors contained in this Annual Report on Form 10-K.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors listed above could impact the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

Development and Description of Business

Organization

Palmetto Bancshares.    Palmetto Bancshares, Inc. (“Palmetto Bancshares”), is a regional financial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily in northwest South Carolina (the “Upstate”).

Since Palmetto Bancshares is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from its subsidiary bank, funds received through stock option exercises, and funds received through the offering of commercial paper as an alternative investment tool for its commercial customers (master note program).

Subsidiary of Palmetto Bancshares.    The Palmetto Bank (“Bank”) was organized and chartered under South Carolina law in 1906. Palmetto Bancshares owns all of the Bank’s common stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans and invest in securities.

Significant services offered by the Bank include:

•

Commercial Banking. The Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and, to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing as well as cash management and merchant services.

•

Consumer Banking. The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, and safe deposit facilities.

•

Trust and Investment Management. The Bank provides a wide range of trust, investment, agency, and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2007, the estimated fair value of trust assets was $312.5 million.

Additionally, in conjunction with the residential mortgage loans the Company originates, the Company offers mortgage-servicing secondary market purchasers.

Subsidiary of The Palmetto Bank.    Palmetto Capital, Inc. (“Palmetto Capital”) is a wholly owned subsidiary of the Bank and provides brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James.

Palmetto Bancshares, Inc.    Throughout this report, the “Company” refers to Palmetto Bancshares and its subsidiary, the Bank, which includes its brokerage subsidiary, Palmetto Capital, except where the context indicates otherwise.

The Company’s corporate and operating offices are currently located at 301 Hillcrest Drive, Laurens, South Carolina 29360, and its main telephone number is 864.984.4551. The Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009. This relocation of the corporate offices will not impact the Company’s operating offices, which will remain at its existing Laurens location.

The following table summarizes the Company’s consolidated assets, revenues, and net income at and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2007	2006	2005
Total consolidated assets	$1,248,177	1,153,136	1,075,015
Total consolidated revenues	100,505	93,724	79,166
Total consolidated net income	16,015	15,241	13,780

Business Segments

The Company adheres to the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information about the way that the operating segments were determined.

The Company considers business segments by analyzing distinguishable operational components that are engaged in providing individual products, services or a groups of related products or services and that are subject to risks and returns that are different from those of other operations. When determining whether products and services are related, the Company considers the nature of the products or services, the nature of the production processes, the type or class of customer for which the products or services are designed, and the methods used to distribute the products or provide the services.

Within the general loan portfolio, the Bank offers mortgage-banking services. These services have similar production processes and are targeted to similar customers using similar distribution channels as those employed for the entire Bank loan portfolio. Additionally, decisions are not made by chief decision makers based on the results of these services alone. Instead, decisions with regard to mortgage-banking services are typically made in conjunction with decisions made with regard to the entire loan portfolio. As such, the Company has concluded that such loan services are not considered to represent an operating segment separate from the banking segment.

Additionally, the Bank and its subsidiary offer trust and investment management and brokerage services to its customers through similar distribution channels utilized by the Bank. Such services are not routinely evaluated separately from the Bank. Additionally, at December 31, 2007, fees for such services represented 3% of the Company’s total revenues. As such, trust and investment management and brokerage services are not considered to represent an operating segment separate from the banking segment.

Management also uses its judgment in determining the composition of its business segments based on factors such as risk and returns, internal organization and management structure, and the Company’s process of internal reporting to chief decision makers.

At December 31, 2007, the Company determined it had one reportable operating segment, banking. As such, separate segment information is not presented within this Annual Report on Form 10-K.

Mission and Strategy

The Company’s mission as an independent Upstate financial institution is to achieve superior long-term shareholder value, exercise exemplary corporate citizenship, and create an environment that promotes and rewards employee development and the consistent delivery of quality service to its customers. Management believes that shareholder value has increased over time due to customer satisfaction, strong financial results, consistent execution of the Company’s business model, and the management of business risks.

The Company’s executive management continually evaluates strategies to improve its income. Specifically, the Company strives to emphasize assets and liabilities that allow it to increase its net interest income while reducing exposure to risk from interest rate fluctuations and maintaining capital adequacy in the “well capitalized” category.

Net interest income is the Company’s primary source of revenue. The Company earns interest income on its interest-earning assets, primarily comprised of loans and investment securities. Offsetting this interest income is interest expense paid to the Company’s depositors and funding sources. The Company focuses on growing lower cost deposit account balances which is critical to maximizing the Company’s net interest income. Although the Company has traditionally relied on customer deposits to fund asset growth, with new trends of loan assets being fixed rate for at least three to five years and depositors wanting to keep maturities short, management of interest rate risk is limited with regard to uses and sources of funds. As a result, the Company needs the ability to acquire funding that is not only cost effective but also has the maturity characteristics that best meet the interest rate characteristics of its assets and liabilities. Management believes that borrowed funds can meet these requirements. As such, management believes that the Company will continue to employ a mix of deposits and borrowed funds to support interest-earning asset growth. Although often obtained at rates higher than those of deposit funding sources, borrowed funds are a source of funding diversification that can be used for leverage in deposit pricing. Among other tools, the Company uses marginal cost analysis when considering funding options. Management believes that marginal cost analysis is the key to incorporating borrowed funds into deposit pricing. Although alternative funding sources do not always result in lower interest expense paid on interest-bearing liabilities, among other uses, management believes that borrowed funding alternatives can increase the Company’s net interest income by employing these funds in higher yielding interest-earning assets.

In keeping with its focus on increasing net interest income, the Company strives to increase its investment in high quality, commercial real estate loans and commercial business loans as such loans generally have higher yields than other portfolio alternatives and tend to have shorter terms to maturity or adjustable interest rates. However, management is aware that growth of these types of loans involves risk. See Item 1A. Risk Factors contained herein for discussion regarding the material risks and uncertainties that management believes impact the Company loan portfolio.

To a lesser extent, the Company generates income through noninterest sources such as fees charged on deposit accounts and income generated through the Company’s mortgage-banking, trust and investment management, and brokerage services. Management continually explores opportunities to enhance noninterest income.

The Company seeks to capitalize on its existing banking office network for income growth, both interest and noninterest, by developing additional products and / or services to offer its existing and potential customers. One of the Company’s primary strategies to achieve this goal is to increase the number of products customers buy from the Company offering many different financial products. Management believes that the Company’s cross-sell strategy facilitates growth in strong and weak economic cycles, as growth can be achieved by expanding the number of products current customers have with the Company. The Company sets targets for growth in deposit accounts annually in an effort to cross-sell and increase the number of products per banking relationship. Though the Company is striving for an average of 3.5 or more products per retail banking household, currently the average retail banking household has approximately three products with the Company at a time when the industry average is approximately 2.3 products per average retail banking household. The Company uses traditional marketing techniques, such as direct mailings and advertising, to attract new customers. Attracting new customers provides the Company with both interest opportunities and a new avenue for the generation of fee income. In addition, new deposit customers are key to providing a mix of lower-cost funding sources.

The Company incurs expenses for salaries and benefits paid to Company personnel as well as other general operating expenses. Management makes the identification of cost saving opportunities throughout all of the Company’s operations a priority.

While these initiatives represent strategies pursued, they may not increase the Company’s income for long periods of time, if at all.

See Item 1A. Risk Factors contained herein for a discussion regarding the material risks and uncertainties that management believes impact the Company’s implementation and success of its strategies.

Market

The Company is a locally oriented, community based financial services institution, with experienced, centralized support in critical areas. Its local market orientation is reflected in its management and advisory boards, which are comprised of local business persons, professionals, and other community representatives, who assist the Company’s management in identifying and responding to banking needs within the Company’s market. Despite this community based market focus, the Company believes it offers many of the products available at larger competitors.

The Company’s primary market area is located within Upstate, South Carolina. Although the Company may originate loans and attract deposits outside of its market area, the Company originates the majority of its loans and deposits in its primary market area of Upstate, South Carolina.

The Upstate’s ability to attract both small local companies and major internationally recognized corporations is the result of what the Company believes is an uncommon cooperation between city government and the private sector. The Company believes that the Upstate’s entrepreneurial spirit and strong workforce creates an incredible magnet for business. With more than 250 international firms, the Upstate boasts the highest international investment per capita in the nation. The Upstate is home to such international corporations as Hitachi, Fluor, BMW, and Michelin North America.

Having annexed more than 1,400 acres of prime development property since 2002, the Company believes that Greenville County is at the cutting edge of new economic development opportunities. Along with the creation of the Millennium Campus, a private R&D development, and the Clemson University International Center for Automotive Research, a public-private joint venture focused on automotive systems integration, developers are bringing many new industries to town.

Located adjacent to major transportation corridors and centrally between Charlotte, North Carolina and Atlanta, Georgia, the Upstate provides a diversified, broad economic base. The economy of the Company’s market area is a diverse cross section of employment sectors, with a wide variety of industries including, among others, manufacturing, services, construction, retail, telecommunications, and healthcare. The Company believes that it is not dependent on any one or a few types of commerce due to the area’s diverse economic base. The Company’s customer base is similarly diverse.

Despite being in what the Company believes are some of the best growth markets in South Carolina, the Company faces the risk of being particularly sensitive to changes in the state and local economies. If the state or local economy weakens, it could cause loan demand to decline and impact the Company’s ability to attract deposit growth.

With a diverse economy and an abundance of international businesses and amenities, management believes that Greenville County within Upstate South Carolina offers an attractive combination of industry, work force, and culture for business location or expansion.

The Company continually explores opportunities for market expansion and recognizes that such opportunities may arise both within and outside of the Company’s current market area. To this end, during the first quarter of 2008, the Company entered into a new building lease and additional office space lease agreements and intends to expand into north central South Carolina in the Piedmont region. The Company plans to upfit these leased banking offices and open its first banking office in York County during the second quarter of 2008.

See Item 1A. Risk Factors contained herein for a discussion regarding the material risks and uncertainties that management believes impact the Company’s market.

Distribution Channels

The Company, through the Bank, is primarily engaged in the business of commercial and consumer banking through 32 banking offices in the Upstate counties of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, and Oconee. In addition to its banking offices, at December 31, 2007, the Bank had 39 automatic teller machine locations (including nine at nonbanking office locations) and five limited service banking offices located in retirement centers in the Upstate. The Company provides its commercial banking, consumer banking, trust and investment management, and brokerage services to customers through its banking offices. Additionally, Palmetto Capital maintains separate investment office locations in Greenville and Laurens Counties.

The Company provides customers with access to their funds using the conveniences of extended weekday hours at banking offices, Saturday banking at select banking offices, an automatic teller machine network that incorporates regional and national networks, a call center, and Internet banking.

See Item 1A. Risk Factors contained herein for a discussion regarding the material risks and uncertainties that management believes impact the Company’s distribution channels.

Competition

The Company faces substantial competition. Competitors include national banks, regional banks, and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, credit unions, mortgage banks, and other financial intermediaries as well as full service brokerage firms and discount brokerage firms with regard to the services offered by Palmetto Capital. The Company also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in the market areas served by the Company. In addition to historical competitors, in recent years, money market, stock, and fixed income mutual funds have attracted an increasing share of household savings. Consequently, the Company considers these funds to be competitors. The Company competes with several major financial companies that have greater resources than the Company has, which affords them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. In addition, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers. Due to the fact that larger competitors often use these advantages to attract business from larger corporations, the Company does not generally compete for such business. Instead, it concentrates its efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, the Company generally competes on the basis of customer service and responsiveness to customer needs, the convenience of banking offices and hours, and the availability and pricing of its products and services.

The following table summarizes the Bank’s deposit market share information, as of June 30, 2007, the most recent date for which data is available from the FDIC.

	Metropolitan area
	Greenville	Anderson	Spartanburg	Combined
Ranking among all institutions	6	11	10	7
Total institutions	31	19	16	38
Market share among all institutions	4.73%	4.15	4.10	4.53

Ranking among South Carolina headquartered institutions	2	7	6	3
Total South Carolina headquartered institutions	24	14	11	31
Market share among South Carolina headquartered institutions	8.70%	7.68	8.81	8.58

With regard to the entire state of South Carolina, according to the FDIC, as of June 30, 2007, the Bank’s market share ranks 10th out of 107 institutions and 6th out of 94 South Carolina headquartered institutions.

Employees

At December 31, 2007, the Company had 409 full-time equivalent employees, none of whom were subject to collective bargaining agreements, compared with 400 full-time equivalent employees at December 31, 2006. Employees, depending on their level of employment, are offered a comprehensive employment program including, but not limited to, medical and dental benefits, life insurance, long-term disability coverage, a 401(k) plan, and various incentive plans.

Supervision and Regulation

General

Palmetto Bancshares and its subsidiary are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of security holders.

Set forth below is a description of the significant elements of the laws and regulations applicable to Palmetto Bancshares and its subsidiary. The description is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Also, such statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to Palmetto Bancshares and its subsidiary could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

See Item 1A. Risk Factors contained herein for a discussion regarding the material risks and uncertainties that management believes impact the Company’s supervision and regulation.

Regulatory Agencies

Palmetto Bancshares is a legal entity separate and distinct from its subsidiary, is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is subject to inspection, examination, and supervision by the Federal Reserve System (the “Federal Reserve”). Palmetto Bancshares is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, state-chartered banking organization and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the Federal Reserve, as its primary federal regulator, the FDIC, as its deposit insurer, and the South Carolina State Board of Financial Institutions (the “State Board”). The Bank is also a member of the Federal Home Loan Bank System (“FHLB”). The Bank is subject to various statutes, rules, and regulations that govern insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of banking offices, and other aspects of the business of the Bank. The Bank must file reports with the Federal Reserve and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve and / or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of permitted activities in which the Company can engage and is intended primarily for the protection of the federal deposit insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Holding Company Activities

BHCA.    Palmetto Bancshares is a bank holding company. In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be closely related to banking.

The BHCA generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.

The BHCA also regulates acquisitions of commercial banks and prohibits Palmetto Bancshares from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of, any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits Palmetto Bancshares from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

Generally, a bank headquartered in one state may merge with a bank headquartered in another state. After a bank has established banking offices in a state through an interstate merger transaction, the bank may establish and acquire additional banking offices in the state where a bank headquartered in that state could have established or acquired banking offices under applicable federal or state law.

Source of Strength Doctrine and other Responsibilities with Respect to the Bank.    There are a number of obligations and restrictions imposed on bank holding companies with regard to their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to their depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The State Board.    As a bank holding company registered under the South Carolina BHCA, Palmetto Bancshares is subject to regulation by the State Board. Palmetto Bancshares must file with the State Board periodic reports with respect to its financial condition, results of income, management, and relationships between

Palmetto Bancshares and the Bank. Additionally, Palmetto Bancshares must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Dividends

The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. Palmetto Bancshares is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. Palmetto Bancshares and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of those dividends. The appropriate federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

See Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities contained herein for further discussion regarding matters related to the Company’s common stock dividends.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet agreements calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet agreements. Under the guidelines, banking organizations are required to maintain minimum ratios for “Tier 1” capital and “total capital” to “risk-weighted assets” (including certain off-balance sheet agreements such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet agreements are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

“Core Capital” (“Tier 1”). “Tier 1” capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities less goodwill, most intangible assets, and certain other assets.

•

“Supplementary Capital” (“Tier 2”). “Tier 2” capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the “Tier 1” definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan losses, subject to limitations.

•	“Market Risk Capital” (“Tier 3”). “Tier 3” capital includes qualifying unsecured subordinated debt.

Palmetto Bancshares, like other bank holding companies, currently is required to maintain “Tier 1” capital and “total capital” (the sum of “Tier 1,” “Tier 2,” and “Tier 3” capital) equal to at least 4.0% and 8.0%, respectively, of its total “risk-weighted assets” (including various off-balance sheet agreements such as letters of credit). At least half of the “total capital” is required to be “Tier 1” capital. In determining the amount of “risk- weighted assets,” all assets, including certain off-balance sheet agreements, are multiplied by a risk-weight ranging from 0% to 100% based on the risk inherent in the type of asset. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its “Tier 1” and “total capital” ratios must be at least 6.0% and 10.0% on a risk-weighted basis, respectively.

Bank holding companies and banks subject to the “market risk capital” guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Palmetto Bancshares and the Bank are not subject to the “market risk capital” guidelines.

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The Federal Reserve has adopted a minimum “Tier 1” (leverage) capital ratio under which a bank holding company must maintain a minimum level of “Tier 1” capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a “Tier 1” (leverage) capital ratio of at least 4%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. The Federal Reserve has not advised Palmetto Bancshares of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, the Bank is required to maintain a minimum “Tier 1” (leverage) capital ratio of not less than 4%.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compares with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the “total capital” ratio, the “Tier 1” capital ratio, and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•

“Well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a “Tier 1” risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•

“Adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a “Tier 1” risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as “well capitalized.”

•	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a “Tier 1” risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.

•

“Significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a “Tier 1” risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.

•	“Critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as “undercapitalized” or the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as “significantly undercapitalized.”

“Significantly undercapitalized” categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” categorized institutions are subject to the appointment of a receiver or conservator.

See Item 8. Financial Statements and Supplementary Data, Note 19 contained herein for further discussion regarding the capital ratios and leverage ratio of the Company and the Bank.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

FDICIA and regulations implementing the FDICIA require, among other things, that management report on the institution’s responsibility for preparing financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness. The final regulations also require that independent registered public accounting firms attest to, and report separately on, assertions in management’s reports regarding compliance with such laws and regulations using FDIC approved audit procedures. These regulations apply to financial institutions with greater than $1 billion in assets at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. “Risk Category I,” which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, “Risk Category I” contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings, and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points per $100 of deposits for the healthiest institutions (“Risk Category I”) to 43 basis points of assessable deposits for the riskiest (“Risk Category IV”). Quarterly assessment rates for institutions in “Risk Category 1” may vary within this range depending upon changes in “CAMELS” component ratings and long-term debt issuer ratings. The “CAMELS” rating system produces a composite rating of an institution’s overall condition and performance by assessing five components: capital adequacy, asset quality, management administration, earnings, liquidity, and sensitivity to market risk.

Under the Reform Act, which became law in 2006, the Bank received a one-time assessment credit of $576 thousand that could be applied against future premiums, subject to certain limitations. This credit was utilized to offset $422 thousand of assessments during 2007. As of December 31, 2007, approximately $154 thousand of the credit remained available to offset future deposit insurance assessments. The Company expects this credit to be fully utilized in 2008. This credit is not available to offset Financing Corporation (“FICO”) assessments. The Bank paid $119 thousand in FICO assessments during 2007 related to outstanding FICO bonds to the FDIC as collection agent. These assessments covered the insurance period of October 2006 through September 2007. The FICO is a mixed ownership government corporation established by the Competitive Equality Banking Act of 1987, the sole purpose of which was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation.

Under the Reform Act, the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the Federal Reserve.

Depositor Preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including Palmetto Bancshares, with respect to any extensions of loans they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC insured depository institution controlled by the same bank holding company that is in danger of default. “Default” generally means the appointment of a conservator or receiver. “In danger of default” generally means the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Community Reinvestment Act of 1977 (“CRA”)

The CRA requires depository institutions to assist in meeting the lending needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the lending needs of its market areas by, among other things, providing loans to low and moderate income individuals and communities. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. The CRA requires public disclosure of an institution’s CRA rating. The Bank’s latest CRA rating was “satisfactory.”

Financial Privacy

In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA Patriot Act of 2001 (the “USA Patriot Act”)

A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions and broker-dealer subsidiaries. These regulations require that financial institutions maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Certain regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-United States financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations can result in serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that impact transactions with designated foreign countries, nationals, and others. Such sanctions are typically known as the “OFAC” rules based on their administration by the United States Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions take many different forms. Generally, however, they contain one or more of the following elements:

•

Restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on United States persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country.

•

A blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions can result in serious legal and reputational consequences for the institution.

Available Information

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. One may access, read, and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file reports electronically. This site may be accessed at www.sec.gov. Documents filed by the Company electronically with the SEC may be accessed through this website.

The Company currently makes reports filed with the Securities and Exchange Commission available, free of charge, through its website (www.palmettobank.com) through a link to the SEC’s website as noted above.

Additionally, the Company has adopted a code of ethics that applies to its executive management and senior financial officers. Due to the fact that this code of ethics was adopted during the fourth quarter of 2007 and management is currently developing a new website which will incorporate the availability of reports filed with the SEC without having to navigate from the Bank’s main website, the code of ethics is currently not available electronically on the Company’s website. The code of ethics is, however, available through the SEC’s website in conjunction with the Current Report on Form 8-K, originally filed on January 14, 2008, that announced its adoption. The Company also intends to include various corporate governance and investor relations information on its newly reengineered website. When the website is completed, the Company intends to disclose any amendments to, or waivers from, any provisions of its code of ethics that applied to its principal executive officer, principal financial officer, and principal accounting officer or controller on the website. The address for the Company’s website is www.palmettobank.com. The Company will provide a printed copy of any of the aforementioned documents to any requesting shareholder. Such requests should be directed to 301 Hillcrest Drive, Laurens, South Carolina 29360 Attention: Chief Financial Officer.

ITEM 1A.     RISK FACTORS

The material risks and uncertainties that management believes impact the Company are described below. The risks and uncertainties described, however, are not the only ones facing the Company. If the Company is subjected to any of the following risks, its business, financial condition, results of operations, and cash flows could be impacted in a materially adverse manner. Additional risks and uncertainties of which management is not aware may also impair the Company’s business, financial condition, results of operations, and cash flows.

Interest Rate Risk

Risk to Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. See Economic Risk and Monetary Policy Risk, included elsewhere in this item, for further discussions regarding risk associated with general economic conditions and policies of various governmental and regulatory agencies. If the interest rates paid on interest-bearing liabilities increase at a faster rate than the interest rates earned on interest-earning assets, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely impact. Net income could also be adversely impacted if the interest rates earned on interest-earning assets decline more quickly than the interest rates paid on interest-bearing liabilities. Over the past two years, interest rates paid on interest-bearing liabilities have increased at a faster rate than the interest rates earned on interest-earning assets. See Item 7A. Quantitative And Qualitative Disclosures About Market Risk contained herein for discussion regarding the impact that changing interest rates would have on the Company’s net interest income over the coming 12 month period.

Loan Prepayment Risk

Loan prepayment rates are impacted by changes in interest rates charged on mortgage loans as well, to a lesser extent, by consumer behavior, conditions in the housing and financial markets, and general economic conditions. Although changes in prepayment rates are difficult to predict, prepayment rates tend to increase when market interest rates decline. The following narrative summarizes risks associated with the Company’s mortgage loan portfolio resulting from increased loan prepayments. Since September 2007, the Federal Reserve took action to reduce the prime and federal funds interest rate by 225 basis points. The Company anticipates that this decline in interest rates may result in an increase in loan prepayments in the foreseeable future.

Impact on Deferred Fees and Costs.    The Company recognizes deferred loan origination fees and costs by adjusting interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination fees and costs are expensed accelerates.

Impact on Premiums Paid on Mortgage-Backed Securities.    The Company recognizes premiums paid on mortgage-backed securities as an adjustment to interest income over the life of the investment security based on the rate of repayment of the investment securities. Prepayment on the loans underlying a mortgage-backed security shortens the life of the security thereby increasing the rate at which premiums are expensed.

Impact on Mortgage-Servicing Rights Portfolio.    The Company’s mortgage-servicing rights portfolio represents the estimated present value of fees the Company expects to receive on mortgages that it services over an expected term. If prepayments increase above expected levels, the value of the servicing asset decreases because the amount of future fees expected to be received by the Company decreases. The Company may be required to recognize this decrease in value by taking a charge against income. In the past the value of the Company’s mortgage-servicing rights portfolio has decreased at times as a result of increased prepayments resulting in charges against income. An increase in loan prepayments, most often resulting from a decline in interest rates with regard to the Company’s servicing asset, on the Company’s business, financial condition, results of operations, and cash flows.

Funds Reinvestment Risk.    With regard to the Company’s loan portfolio, it may be unable to reinvest prepayment proceeds at rates comparable to the prepaid instruments particularly in periods of declining interest rates.

Lending Activities Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the specific markets where the Company operates as well as those regionally, nationally, and internationally. Increases in interest rates and / or weakening economic conditions could adversely impact the ability of borrowers to pay the interest on and principal of their obligations or the value of the collateral securing these loans.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion regarding the Company’s underwriting and monitoring policies and procedures mitigating risks inherent in the Company’s lending activities.

Repayment and Collateral Risk

Risk arises from the possibility that the Company could experience loan losses because borrowers, guarantors, and / or related parties may fail to perform in accordance with the terms of their loans, and that the Company’s underwriting and loan monitoring policies and procedures adopted to address such risks may not prevent unexpected losses.

At December 31, 2007, approximately 70% of the Company’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. Construction and commercial real estate loans are generally viewed as having more risk of default than residential real estate loans or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Commercial and industrial loans are generally more risky that residential real estate or consumer loans because such loans are typically not secured by real estate collateral that may depreciate over time. Many of the Company’s commercial and construction borrowers have more than one outstanding loan. Consequently, an adverse development with respect to one lending relationship can expose the Company to a significantly greater risk of loss compared with an adverse development with respect to a single family residential mortgage loan. Additionally, since these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single family residential mortgage loans, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A decline in asset quality could result in a loss of income from these loans, an increase in the provision for loan losses, and an increase in loans charged-off, all of which could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows. Management believes that the properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that impact any single industry.

The Company is subject to risk with regard to its installment loans particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, installment loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely impacted by job loss, divorce, illness, and / or personal bankruptcy. Additionally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that the Company can recover on such loans.

Real Estate Market Risk

At December 31, 2007, approximately 83% of the Company’s loan portfolio was secured by real estate. Although the Company believes that there is generally less risk associated with loans secured by real estate than with those not secured by real estate a downturn in the real estate markets could impact the collateral securing the Company’s loan portfolio. Real estate values and markets are generally impacted by social, economic, physical / environmental, and government factors many of which are beyond the Company’s control. If real estate prices decline, the value of real estate collateral securing the Company’s loans could be reduced.

Inadequate Allowance for Loan Losses to Cover Actual Losses Risk

Like all financial institutions, the Company maintains an allowance for loan loss reserve that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for loan losses methodology is based on historical loss experience by type of loan, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for loan deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, and net loans charged-off or recovered, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

The level of the allowance for loan losses reflects management’s continuing evaluation of specific loan risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. While management utilizes its best judgment and information available during its evaluation, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including, but not limited to, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

While management utilizes its best judgment and information available during its evaluation, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Management considers its allowance for loan losses at December 31, 2007 appropriate and adequate to cover current losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. As such, management’s assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition contained herein for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s allowance for loan losses.

Economic Risk

All facets of the Company’s operations are impacted by general business and economic conditions in the Upstate South Carolina, the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the United States economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Unlike larger national or regional banks that are more geographically diversified, the Company primarily provides its services to customers within the Upstate. Deterioration in economic conditions, caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets, or other factors, could result in declines in asset quality, loan collateral values, and / or the demand for the Company’s products and services.

Technological Risk

Technological innovation continues to contribute to greater competition in financial services markets as technological advances enable more companies to provide financial services. In addition, the financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The Company’s success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services, may not be successful in marketing these products and services to its customers, or may be unable to successfully keep pace with technological change impacting the financial services industry, any of which could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Additionally, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, thereby increasing the Company’s competitors.

Funding Risk

The Company primarily relies on deposits and borrowed funds to fund its asset growth. Although the Company has historically been able to replace maturing deposits, no assurance can be given that it will be able to retain or replace such funds in the future. The Company’s future financial flexibility would be severely constrained if it were unable to access financing capabilities at acceptable interest rates. Finally, if the Company is required to rely more heavily on higher costing funding sources to support future growth, income may not increase proportionately to cover costs.

Although the Company considers its current sources of funding to be adequate for its liquidity needs, no assurance can be made that it will not be required to seek additional funding in the future to support future asset growth. To this end, there can be no assurance that additional funding, if sought, would be available or, if available, would be on favorable terms. The unavailability of additional financing sources or the unavailability of favorable terms could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Asset Growth Restriction Risk

Minimum capital adequacy requirements restrain asset growth by requiring that asset growth be funded by a commensurate amount of additional capital. Alternatives available for increasing minimum capital ratio levels include, but are not necessarily limited to, increased retained earnings retention, sale of additional stock, and reduced asset growth. Retained earnings retention may be increased through a combination of higher income and lower cash dividend payouts. An increase in retained earnings improves capital ratios assuming the increase exceeds asset growth. Historically, the Company’s primary source of capital has been through retained earnings retention. Due to the fact that the Company has not historically sold additional stock to increase retained earnings to avoid shareholder dilution, in times in which increased retained earnings retention may not be sufficient to address capital requirements, the Company may be required to reduce asset growth to remain “well capitalized” as defined by the applicable regulatory framework. Restraining asset growth could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

See Item 1. Business contained herein for discussion regarding the capital adequacy requirements for the Company and the Bank.

Growth and Expansion Risk

The Company’s financial condition and results of operations depend on its ability to execute corporate growth and expansion strategies. In addition to expanding its business through internally generated growth and expansion within the Company’s existing markets, the Company may pursue new growth and expansion opportunities both within markets currently served and through the expansion of the Company’s market area.

Business growth and expansion, whether internally generated or acquired, will likely require continued enhancements to, and expansion of, the Company’s operating and financial systems and controls and may strain or significantly challenge them. The Company cannot ensure that it will be able to implement and integrate the growth and expansion in a timely manner or that the Company’s current operating and financial systems will not require enhancement and expansion in order to accommodate such growth and expansion. The following risks, associated with growth and expansion, could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows. Accordingly, there can be no assurance that the Company will be able to execute its growth and expansion strategy and maintain the level of profitability recently experienced.

•	The Company’s inability to continue to upgrade or maintain effective operating and financial control systems.

•	The Company’s inability to recruit and hire necessary personnel or to successfully integrate new personnel into the Company’s operations.

•	The Company’s inability to successfully integrate the operations of acquired businesses or to manage the Company’s growth effectively.

•	The Company’s inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

Deposit Insurance Assessment Risk

As discussed in Item 1. Business contained herein, the Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Reform Act. Assessment rates are determined by the FDIC, and the FDIC has authority to increase insurance assessments. However, management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premium assessments could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Monetary Policy Risk

Changes made by the Federal Reserve in monetary policy, including changes in interest rates, could influence not only the interest income the Company earns on loans and securities and the amount of interest expense it pays on deposits and borrowed funds, but such changes could also impact the Company’s ability to originate loans and obtain deposits, the fair value of the Company’s financial assets and liabilities, and the average duration of the Company’s mortgage-backed securities portfolio. Changes in Federal Reserve policies are beyond the Company’s control and are difficult to predict or anticipate but could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Failure to Comply with Government Regulation and Supervision Risk

The Company’s operations are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not security holders. These regulations impact the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Failure to comply with laws, regulations, and / or policies could result in sanctions by regulatory agencies, civil money penalties, and / or reputation damage. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The occurrence of any of these events could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

See Item 1. Business contained herein for discussion regarding Palmetto Bancshares’ and the Bank’s supervision and regulation.

Bank Secrecy and Anti-Money Laundering Statutes and Regulation Compliance and Scrutiny Risk

Recently, regulators have intensified their focus on the USA Patriot Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines, and examination procedures in this area, the Company has been required to adopt new policies and procedures and to install new systems. However, the Company cannot be certain that the policies, procedures, and systems in place are flawless. Therefore, there is no assurance that in every instance full compliance with these requirements is met. Noncompliance with any such requirements could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Holding Company Revenue (Dividend) Risk

Palmetto Bancshares is a separate and distinct legal entity from the Bank and receives its revenue from dividends of the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock. Various federal and / or state laws and regulations limit the amount of dividends that the Bank may pay to its holding company. The Company’s ability to pay dividends will continue to depend upon receipt of dividends or other capital distributions from the Bank. Additionally, the inability to receive dividends from the Bank could result in the holding company being unable to pay dividends on its common stock.

See Item 1. Business and Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities contained herein for further discussion regarding matters related to the Company’s common stock dividends.

Information System Interruption and Security Breach Risk

Increasingly, the Company relies heavily on data processing, communication, and information exchange, provided and / or hosted both internally and by third party vendors, on a variety of computing platforms and networks and over the Internet. The Company cannot be certain that all systems are entirely free from vulnerability of attack despite safeguards that have been instituted. Any failure, interruption, or security breach within these systems could result in failures or interruptions to the Company’s information systems as well as lost or misappropriated information. While the Company has policies and procedures designed to prevent or limit the impact of any failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed by the Company or the third parties on which it relies. The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows through damage to the Company’s reputation, loss of customer business, additional regulatory scrutiny, or exposure to civil litigation and possible financial liability.

Additionally, if any of the Company’s third party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services. Assurance cannot be provided that the Company could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Fiduciary Responsibility Claims and Litigation Risk

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in financial liability and / or adversely impact the market perception of the Company and its products and services as well as impact customer demand for those products and services. The occurrence of any claims and legal action pertaining to the Company’s performance of its fiduciary responsibilities could result in a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows through damage to the Company’s reputation, loss of customer business, or exposure to civil litigation and possible financial liability.

Limited Public Trading Market Stock Risk

The Company’s common stock is not listed for trading on a national exchange. Further, the trading volume in its common stock is less than that of other larger financial services companies. Lightly traded stock can be more volatile than stock trading in active public markets. The Company cannot predict the extent to which an active public market for the Company’s common stock will develop or be sustained. Therefore, the Company’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

At December 31, 2007 and 2006, the total net book value of the premises and equipment owned was $25.1 million and $24.5 million, respectively. None of the Company’s properties are subject to mortgages or liens.

Management evaluates, on an ongoing basis, the suitability and adequacy of all of its properties and has active programs of relocating, remodeling, consolidating, or closing any properties, as necessary, to maintain efficient and attractive facilities. Management believes that all of the Company’s properties are suitable and adequate for their intended purposes. Additionally, all of the Company’s properties are protected by alarm and security systems that meet or exceed regulatory standards.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, Note 1, and Item 8. Financial Statements and Supplementary Data, Note 5 all contained herein for further discussion regarding the Company’s premises and equipment.

Corporate and Operating Offices

The Company’s corporate and operating offices are currently located in a Company owned 55,000 square foot building at 301 Hillcrest Drive, Laurens, South Carolina 29360. The Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009. This relocation of the corporate offices will not impact the Company’s operating offices, which will remain at its existing Laurens location.

During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County. Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor’s land (one of which houses the temporary downtown Greenville banking office during construction). The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. The Company wrote off $346 thousand in leasehold improvements and equipment during the third quarter of 2007 in conjunction with the demolition of its old downtown Greenville banking office.

Prior to this demolition, the Company completed the upfit of, and relocated to, its temporary downtown Greenville banking office to be used during the construction of the Company’s new corporate headquarters for the operation of its business. The Bank owns the temporary banking office but leased additional temporary office space on East Coffee Street and temporary parking spaces.

Banking Offices

At December 31, 2007, the Bank operated thirty-two full-service banking offices in the following Upstate counties: Laurens County (4), Greenville County (10), Spartanburg County (6), Greenwood County (5), Anderson County (3), Cherokee County (2), Pickens County (1), and Oconee County (1). Additionally, the Bank operated five limited service banking offices located in retirement centers in the Upstate.

During 2007, the Bank:

•	Began renovating of its leased Woodruff Road banking office.

•

Completed its purchase of real estate on which to construct and relocate its existing Pendleton banking office in Anderson County. Ground was broken on this site in July 2007, and the grand opening for this office occurred in February 2008. Management is currently considering options for the old Pendleton banking office, which is owned by the Company.

•

Completed the renovation of the existing Montague banking office utilizing a portion of a parcel of real estate purchased in 2006. During 2008, the Company plans to demolish the improvements that were originally located on the purchased parcel and complete the site design for this banking office which will include additional parking, a new main entrance to the banking office, and a remote automatic teller machine. Additionally, this final stage of the renovation and expansion project will integrate the previously renovated existing building with these final stage improvements.

At December 31, 2007, the Bank leased ten of its banking offices including its old downtown Greenville banking office in Greenville County. The Bank owned its remaining banking offices including both the old and new Pendleton banking offices in Anderson County.

The Bank subleases to a third party its old Blackstock Road banking office (this banking office was not included in the foregoing lease facility information). The Bank owns the improvements that are located on land that the Bank leases pursuant to a ground lease.

The Company continually explores opportunities for market expansion and recognizes that such opportunities may arise both within and outside of the Company’s current market area. To this end, during the first quarter of 2008, the Company executed a building lease and a lease for additional office space and plans to expand into north central South Carolina in the Piedmont region. The Company plans to upfit these leased banking offices and open its first banking office in York County during the second quarter of 2008.

During the first quarter of 2008, the Bank announced that it will consolidate its existing banking office network from 32 to 28 banking offices, effective during the second quarter of 2008. The banking offices that will be consolidated with other banking offices are located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, 4513 Main Street (Hodges) in Greenwood County, and 2915 North Main Street in Anderson County. Management believes that it must execute strategies to achieve its mission. Once such strategy is to continually manage down its costs while maintaining a very high level of customer service. To this end, the Company conducted a study of its banking office network, including examining customer service levels and costs of operation, and concluded that it should consolidate its banking office network. All of the banking offices impacted by the consolidation are located in counties with duplicate Palmetto Bank banking offices.

During the first quarter of 2008, the Bank contracted to purchase property at the intersection of West Wade Hampton Boulevard and Middleton Way in the city of Greer within Greenville County on which to construct and relocate its existing Greer banking office.

Automatic Teller Machines

At December 31, 2007, the Bank operated 39 automatic teller machines including nine in nonbanking offices.

During 2007, the Bank:

•	Added a new nonbanking office automatic teller machine at Batesville Plaza Shopping Center in Greenville County.

•

Executed a ground lease contract on which to put a nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina. This automatic teller machine is scheduled to be put into service during March 2008.

Palmetto Capital Independent Offices

During the year ended December 31, 2007, Palmetto Capital utilized two Palmetto Capital offices independent of banking offices, one of which is leased.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s stock is not listed on an exchange or any over-the-counter service. Historically, the Company has utilized an annual independent market valuation to assist the Company in establishing the market value per share of a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options. The Company believed that this was the best method to value its stock based on the lack of an active public market in the stock. However, beginning in 2007, management determined that an average trading price valuation method, based on the last five known trades of the stock, was a more appropriate estimate of the fair market value of the Company’s common stock. Management’s determination was based upon the emergence of a more established, although still limited, trading market in the stock.

The last known trading price of the Company’s common stock, based on information available to its management through the Company’s Corporate Secretary, was $41.00 per common share on December 31, 2007. Management is aware of a number of transactions in which the Company’s common stock traded at this price. At December 31, 2007, the Company had 1,528 shareholders representing 6,421,765 shares outstanding. The following table summarizes high and low trading prices of the Company’s common stock by quarter for the periods presented and dividend information for the same periods, based on information available to its management.

	High	Low	Cash dividend
2007
First quarter	$39.00	38.00	0.19
Second quarter	40.00	39.00	0.19
Third quarter	40.00	40.00	0.19
Fourth quarter	41.00	40.00	0.20

2006
First quarter	$35.00	35.00	0.18
Second quarter	36.00	35.00	0.18
Third quarter	37.00	36.00	0.18
Fourth quarter	38.00	37.00	0.19

For the years ended December 31, 2007 and 2006, the Company paid quarterly cash dividends totaling $4.9 million, or $0.77 per common share, and $4.6 million, or $0.73 per common share, respectively. The Company has historically paid dividends on a quarterly basis. The Company’s Board of Directors currently plans to declare regular cash dividends. However, there can be no assurance that the Company will continue to pay dividends because they are dependent on the Company’s financial condition, results of operations, cash flows, as well as capital and dividend regulations.

See Item 1. Business and Item 1A. Risk Factors both contained herein for discussion regarding regulatory restrictions on the Bank’s ability to pay dividends to the Company, which indirectly restricts the Company’s ability to pay dividends.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2007.

	At December 31, 2007
	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity based compensation plans approved by shareholders	198,155	$20.29	—
Equity based compensation plans not approved by shareholders	—	—	—

Total equity compensation plans	198,155	$20.29	—

See Item 8. Financial Statements and Supplementary Data, Note 1 and Note 13 both contained herein for further discussion regarding matters related to the Company’s equity based compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data both contained herein. Dollar in thousands, except common and per share data.

	At and for the years ended December 31,
	2007	2006	2005	2004	2003
STATEMENTS OF INCOME
Interest income	$83,637	76,446	62,783	51,029	49,663
Interest expense	32,758	27,297	17,279	11,177	10,923

Net interest income	50,879	49,149	45,504	39,852	38,740
Provision for loan losses	988	1,625	2,400	2,150	3,600

Net interest income after provision for loan losses	49,891	47,524	43,104	37,702	35,140
Noninterest income	16,868	17,278	16,383	15,709	15,647
Noninterest expense	42,345	41,599	38,765	35,731	34,889

Net income before provision for income taxes	24,414	23,203	20,722	17,680	15,898
Provision for income taxes	8,399	7,962	6,942	5,569	5,005

Net income	$16,015	15,241	13,780	12,111	10,893

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$2.51	2.40	2.18	1.93	1.73
Diluted	2.47	2.37	2.15	1.90	1.70
Cash dividends per common share	0.77	0.73	0.66	0.58	0.51
Book value per common share	17.17	15.76	14.05	12.82	11.49
Outstanding common shares	6,421,765	6,367,450	6,331,335	6,297,285	6,263,210
Weighted average common shares outstanding—basic	6,390,858	6,353,752	6,317,110	6,272,594	6,301,024
Weighted average common shares outstanding—diluted	6,477,663	6,421,742	6,417,358	6,378,787	6,395,170
Trading price (December 31) (1)	41.00	38.00	35.00	32.00	30.00
Dividend payout ratio	30.76%	30.45	30.27	30.07	29.49

YEAR-END BALANCES
Assets	$1,248,177	1,153,136	1,075,015	993,102	895,377
Investment securities available for sale, at fair market value	95,715	116,567	125,988	143,733	128,930
Total loans	1,049,776	947,588	871,002	779,108	699,612
Deposits (including traditional and nontraditional)	1,096,400	1,028,996	938,026	860,895	801,443
Other short-term borrowings	30,000	6,000	17,900	16,000	18,000
Long-term borrowings	—	10,000	23,000	30,000	—
Shareholders’ equity	110,256	100,376	88,941	80,762	71,989

AVERAGE BALANCES
Assets	$1,182,850	1,114,553	1,043,897	932,672	855,813
Interest-earning assets	1,110,284	1,042,289	977,679	872,253	799,462
Investment securities available for sale, at fair market value	104,757	120,395	132,709	134,854	113,648
Total loans	989,128	898,028	833,353	730,430	670,707
Deposits (including traditional and nontraditional)	1,049,446	993,913	895,635	823,064	778,085
Securities sold under agreement to repurchase	—	—	—	2,508	—
Other short-term borrowings	13,036	2,987	30,843	9,633	2,657
Long-term borrowings	4,521	15,841	26,145	16,475	—
Shareholders’ equity	106,615	95,077	85,790	76,566	70,745

PERFORMANCE RATIOS
Return on average assets	1.35%	1.37	1.32	1.30	1.27
Return on average shareholders’ equity	15.02	16.03	16.06	15.82	15.40
Net interest margin	4.58	4.72	4.65	4.57	4.85

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	9.01%	8.53	8.22	8.21	8.27
Shareholders’ equity as a percentage of total assets at year-end	8.83	8.70	8.27	8.13	8.04
Tier 1 risk-based capital	9.61	9.37	9.36	9.43	9.22
Total risk-based capital	10.27	10.19	10.28	10.38	10.25
Tier 1 leverage ratio	8.97	8.59	8.08	7.76	7.58

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of ending loans (2)	0.71%	0.90	0.97	0.99	1.08
Allowance for loan losses as a percentage of nonaccrual loans	154.22	121.83	85.05	327.98	194.96
Net loans charged-off as a percentage of average loans (2)	0.21	0.17	0.19	0.27	0.38
Nonaccrual loans as a percentage of loans and foreclosed assets (2)	0.46	0.74	1.14	0.30	0.55
Nonaccrual loans as a percentage of total assets	0.39	0.61	0.92	0.23	0.43
Nonperforming assets as a percentage of loans and foreclosed assets (2)	1.23	0.84	1.39	0.65	0.90
Nonperforming assets as a percentage of total assets	1.04	0.69	1.12	0.51	0.70

(1)	For discussion regarding the Company’s limited public trading market for its stock, see Item 5 contained herein.
(2)	Loans calculated excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors impacting the Company’s financial condition as of December 31, 2007 and 2006 and results of operations and cash flows for the years ended December 31, 2007, 2006, and 2005. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Annual Report on Form 10-K. Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Critical Accounting Policies and Estimates

General

The Company’s accounting and financial reporting policies are in conformity, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of income and expense during the reporting period. While the Company bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates. Management, in conjunction with the Company’s independent registered public accounting firm, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Company’s Board of Directors.

The Company considers accounting policies and estimates to be “critical” to the Company’s financial condition, results of operations, or cash flows if the accounting policy or estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial condition, results of operations, or cash flows.

The Company’s significant accounting policies are discussed in Item 8. Financial Statements and Supplementary Data, Note 1 contained herein. Of those significant accounting policies, the Company has determined that accounting for its allowance for loan losses, mortgage-servicing rights portfolio, and defined benefit pension plan are deemed “critical” because of the valuation techniques used and the sensitivity of the amounts recorded in the Company’s Consolidated Financial Statements to the methods, assumptions, and estimates underlying these balances. Accounting for these “critical” areas requires the most subjective and complex judgments and could be subject to revision as new information becomes available.

Allowance for Loan Losses

Accounting policies related to the allowance for loan losses are considered to be “critical,” as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation

Issues” and includes allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” and allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific lending risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available during its evaluation, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

Management considers its allowance for loan losses at December 31, 2007 appropriate and adequate to cover current losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. As such, management’s assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

See Financial Condition—Lending Activities, included elsewhere in this item, for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s allowance for loan losses.

Mortgage-Servicing Rights Portfolio

The Company’s accounting policies with regard to its mortgage-servicing rights portfolio represent another accounting estimate heavily dependent on current economic conditions, especially the interest rate environment, and management’s judgments. The Company utilizes the expertise of a third party consultant on a quarterly basis to assess the portfolio’s value including, but not limited to, capitalization, impairment, and amortization rates. The consultant utilizes estimates for the amount and timing of estimated prepayment rates, loan loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Company’s mortgage-servicing rights portfolio. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Amortization of the mortgage-servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio, such as loan types, interest rate stratification, and recent prepayment experience. Management believes that the modeling techniques and assumptions used by the consultant are reasonable, however, such assumptions may or may not prove valid. Thus, there can be no assurance that mortgage-servicing rights portfolio capitalization, amortization, and impairment in future periods will not exceed the current capitalization, amortization, and impairment amounts. Moreover, future mortgage-servicing rights portfolio capitalization, amortization, and impairment are impacted by the risk summarized in Item 1A. Risk Factors. As such, no assurance can be given that changing economic conditions and other relevant factors impacting the Company’s mortgage-servicing rights portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

See Earnings Review—Noninterest Income, included elsewhere in this item, for further discussion regarding the Company’s mortgage-servicing rights portfolio.

Defined Benefit Pension Plan

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which require that amounts recognized in financial statements be determined on an actuarial basis. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related impacts on income. Two assumptions, discount rate and expected return on assets, are important elements of defined benefit pension plan expense and asset / liability measurement with regard to the plan. The Company evaluates these critical assumptions at least annually. Lower discount rates increase present values and subsequent year pension expense while higher discount rates decrease present values and subsequent year pension expense. To determine the expected long-term rate of return on defined benefit pension plan assets, the Company considers asset allocations as well as historical returns on various categories of plan assets. Both of these key assumptions are sensitive to changes. Additionally, management evaluates other assumptions involving demographic factors such as retirement age, mortality and turnover periodically and updates such factors to reflect experience and expectations for the future.

During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan. Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. As such, at December 31, 2007, the Company’s pension obligation is lower than in previous periods. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation.

The amounts recognized within the Company’s financial statements with regard to this change to its defined benefit pension plan, were also computed on an actuarial basis. Based on the considerable judgment necessary with regard to the determination of all such assumptions, actual results in any given year will often differ from actuarial assumptions because of economic and other factors thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

Highlights

Sources and Uses of Funds

Loans continue to be the largest component of the Company’s mix of assets. Average loans accounted for 89.1% of average interest-earning assets during the year ended December 31, 2007 compared with 86.2% during the year ended December 31, 2006. Average loans increased $91.1 million, or 10.1%, during 2007 compared with 2006 and $64.7 million, or 7.8%, during 2006 compared with 2005. The Company’s 2007 Profit Plan challenged management to obtain loan growth during 2007 of 10%. Management believes it was able to achieve this goal despite the substantial competition that the Company faces with regard to lending activities.

Average investment securities available for sale accounted for 9.4% of average interest-earning assets during the year ended December 31, 2007 compared with 11.6% during the year ended December 31, 2006. Average investment securities available for sale decreased $15.6 million, or 13.0%, during 2007 compared with 2006 and $12.3 million, or 9.3%, during 2006 compared with 2005. The relative proportion of funds invested in investment securities available for sale decreased in both 2007 compared with 2006 and in 2006 compared with 2005 as the Company employed the proceeds from maturing investment securities to fund loan growth.

Traditional deposit accounts continue to be the Company’s primary source of funding. Such accounts increased $65.2 million, or 6.6%, during 2007 compared with an increase of $90.2 million, or 10.0% during 2006. Average deposits increased $51.8 million, or 6.3%, during 2007 compared with 2006 and $96.1 million, or

13.2%, during 2006 compared with 2005. Nontraditional deposit accounts, including retail repurchase agreements and commercial paper, supplement the Company’s source of funding provided through traditional deposit accounts. Such accounts increased $2.2 million, or 6.2%, during 2007 compared with an increase of $772 thousand, or 2.2% during 2006. Average nontraditional deposits increased $2.0 million, or 5.2%, during 2007 compared with a decline in 2006 of $875 thousand, or 2.2%, compared with 2005. The combination of increasing competition and alternative investment options has made it more difficult to grow deposits accounts, both traditional and nontraditional. As discussed in Item 1. Business contained herein, savers have numerous alternatives to the deposit products offered by the Company. As expected, these factors have challenged deposit account funding retention and have limited new growth within deposit accounts. Over the short run, to supplement funding provided through deposit accounts, management has primarily employed proceeds from maturing investment securities issued by government-sponsored enterprises and borrowed funds to fund loan growth.

The Company has found wholesale funding, which includes include federal funds purchased from correspondent banks and FHLB advances, to be a logical answer to supplement asset growth funding when funding through deposits is insufficient. Management believes that such funding provides the Company with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Historically, the Company has not considered or employed brokered certificate of deposit accounts. To supplement asset growth funding, total wholesale funding increased $14.0 million during 2007. This fluctuation takes into account the scheduled repayment of the Company’s $10.0 million in long-term FHLB advances that matured on June 14, 2007.

During April 2007, a correspondent bank extended to the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending on April 30, 2008 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. Management intends to extend this accommodation at its maturity. This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding from correspondent bank federal funds sources from $40 million to $50 million, of which $18.0 million was utilized at December 31, 2007.

At December 31, 2007, of its approximately $106 million available credit based lendable collateral value to serve against advances from the FHLB, the Company employed advances of $12.0 million, all of which was determined to be short-term when employed, and $69.0 million in a letter of credit used to secure public deposits as required or permitted by law. At December 31, 2007, the Company had approximately $25 million available credit based lendable collateral value to serve against advances from the FHLB.

Summary of Net Interest Income

Net interest income for the year ended December 31, 2007 was $50.9 million, an increase of $1.7 million, or 3.5%, compared with the year ended December 31, 2006. The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and attributable to changes in interest rate when comparing the year ended December 31, 2007 with the year ended December 31, 2006 (in thousands).

	Change in		Total change
	volume	rate
Total interest income	$6,172	1,019	7,191
Total interest expense	1,832	3,629	5,461

Net interest income	$4,340	(2,610)	1,730

The Federal Reserve influences the general market rates of interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The Company’s loan portfolio is significantly impacted by changes in the prime interest rate, and its borrowings portfolio is significantly impacted by changes in the federal funds interest rate, which is the cost of immediately available overnight funds. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate for the three year period ended December 31, 2007.

	Prime rate	Federal funds rate
Rate, at December 31, 2004	5.25%	2.25
Increases in rate	2.00	2.00

Rate, at December 31, 2005	7.25%	4.25
Increases in rate	1.00	1.00

Rate, at December 31, 2006	8.25%	5.25
Decreases in rate	(1.00)	(1.00)

Rate, at December 31, 2007	7.25%	4.25

As discussed in Item7A. Quantitative and Qualitative Disclosures about Market Risk, management’s evaluation of its net interest income simulation prepared as of December 31, 2007 indicated that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would be positively impacted.

Asset Quality

The following table summarizes the material trends in asset quality for the periods indicated.

	At and for the years ended December 31,
	2007	2006
Classified assets as a percentage of loans (1)	1.4%	1.8
Nonaccrual loans as a percentage of loans and foreclosed assets (1)	0.46	0.74
Nonaccrual loans as a percentage of total assets	0.39	0.61
Nonperforming assets as a percentage of loans and foreclosed assets (1)	1.23	0.84
Nonperforming assets as a percentage of total assets	1.04	0.69
Net loans charged-off as a percentage of average loans (1)	0.21	0.17

(1)	Loans calculated excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

See Financial Condition—Lending Activities, included elsewhere in this item, for discussion of factors impacting these trends in asset quality.

Subprime Lending Crisis.    The subprime mortgage financial crisis, which has yet to be resolved, is the result of the sharp rise in foreclosures in the subprime mortgage market that began in the United States in 2006 and that has become a global financial crisis in 2007. Management believes that rising interest rates, which increased the monthly payments on newly popular adjustable rate mortgages, together with declines in property values left many homeowners unable or unwilling to meet financial commitments and lenders without a means to recoup their losses. Many observers believe this has resulted in a severe lending crunch, threatening the solvency of a number of private banks and other financial institutions.

Although the Company offers adjustable rate mortgages, the majority of these loans are sold on the secondary market. Additionally, the Company does not participate in a subprime lending program. Therefore, the

Company does not anticipate a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows as a result of the subprime lending crisis.

Allowance for Loan Losses

General.    The allowance for loan losses decreased from $8.5 million at December 31, 2006 to $7.4 million at December 31, 2007 declining from 0.90% to 0.71% of loans, respectively, calculated using loans excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income. Management believes that this declining trend results primarily from the improvement in many of the Company’s asset quality indicators, a selection of which are presented in the preceding Asset Quality section.

Net Loans Charged-Off.    Net loans charged-off in 2007 increased $568 thousand compared with 2006 while net loans charged-off in 2006 decreased $59 thousand compared with 2005. During 2007, the Company recognized real estate related charge-offs totaling $100 thousand related to a single lending relationship. At the time of foreclosure, the Company had an allowance totaling $878 thousand allocated to this lending relationship. This allowance was accumulated through prior provisions as the relationship deteriorated and moved through the Company’s loan classification and reporting process. The amount by which charge-offs related to this lending relationship exceeded the allowance allocated to this relationship was recognized as a recovery of prior provisions. Net loans charged-off as a percentage of average loans, excluding mortgage loans held for sale, increased four basis points in 2007 compared with 2006. Management believes that a portion of the increase in net loans charged-off during the year ended December 31, 2007 over the same period of 2006 was related to a group of residential rental property loans in which the borrowers admitted they defrauded seven banks by using false mortgage information. During the second quarter of 2007, the individuals were sentenced to prison and ordered to pay restitution. Management believes that these loan losses during the periods were a result of inherent losses associated with all normal lending operations, except for the loans where the borrower defrauded the Bank. Management does not believe that its increase in loans charged-off during the year ended December 31, 2007 was the result of subprime lending practices.

Other Highlights

Corporate Headquarters Relocation.    The Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009. During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County. The Company wrote off $346 thousand in leasehold improvements and equipment during the third quarter of 2007 in conjunction with the demolition of its old downtown Greenville banking office. Prior to this demolition, the Company completed the upfit of, and relocated to, its temporary downtown Greenville banking office to be used during the construction of the Company’s new corporate headquarters for the operation of its business. The Bank owns the temporary banking office but leased additional temporary office space on East Coffee Street and temporary parking spaces. The Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting of the new corporate headquarters facility to make it suitable and adequate for the Company’s intended purposes.

Other Property Highlights.    During 2007, the Bank:

•

Began renovating of its leased Woodruff Road banking office. The Company estimates that the total renovation project will cost approximately $325 thousand including real estate and furnishing improvements.

•

Completed its purchase of real estate on which to construct and relocate its existing Pendleton banking office in Anderson County. Ground was broken on this site in July 2007, and the grand opening for this office occurred in February 2008. Management is currently considering options for the old Pendleton banking office, which is owned by the Company.

•

Completed the renovation of the existing Montague banking office utilizing a portion of a parcel of real estate purchased in 2006. During 2008, the Company plans to demolition of the improvements that were originally located on the purchased parcel and complete the site design for this banking office which will include additional parking, a new main entrance to the banking office, and a remote automatic teller machine. Additionally, this final stage of the renovation and expansion project will integrate the previously renovated existing building with the final stage improvements. The Company estimates that the final stage of this renovation and expansion will cost between $450 thousand and $500 thousand.

•	Added a new nonbanking office automatic teller machine at Batesville Plaza Shopping Center in Greenville County.

•

Executed a ground lease contract on which to put a nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina. This automatic teller machine is scheduled to be put into service during March 2008.

During the first quarter of 2008, the Company executed a building lease and a lease for additional office space and plans to expand into north central South Carolina in the Piedmont region. The Company plans to upfit these leased banking offices and open its first banking office in York County during the second quarter of 2008. Management estimates that costs to be expended during 2008 in order to make these premises suitable and adequate for the Company’s intended purposes will approximate $150 thousand.

During the first quarter of 2008, the Bank announced that it will consolidate its existing banking office network from 32 to 28 banking offices, effective during the second quarter of 2008. The banking offices that will be consolidated with other banking offices are located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, 4513 Main Street (Hodges) in Greenwood County, and 2915 North Main Street in Anderson County.

During the first quarter of 2008, the Bank contracted to purchase property at the intersection of West Wade Hampton Boulevard and Middleton Way in the city of Greer within Greenville County on which to construct and relocate its existing Greer banking office. The Company expects that the investment relative to the construction of this banking office, including equipment and furnishings, will approximate investments in recent banking office locations, such as the Boiling Springs banking office, of $1.25 million.

Defined Benefit Pension Plan.    During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan. Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation. As a result of the Company’s decision to freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan, a current period deferred tax charge of $878 thousand million was recorded against a charge of $2.5 million to accumulated other comprehensive income (loss). This charge was in addition to charges to accumulated other comprehensive income (loss) relative to the Company’s adoption of FASB No. 158.

MasterCard Stock Conversion and Sale.    During the second quarter of 2007, the Board of Directors of MasterCard Incorporated approved an amendment to its certificate of incorporation designed to facilitate an accelerated, orderly conversion of its Class B common stock into MasterCard Class A common stock for subsequent sale. Accordingly, during the third quarter of 2007, the Bank converted its shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale to public investors. This transaction resulted in pretax income, net of transaction fees, totaling $487 thousand recorded within Other Noninterest Income on the Consolidated Statements of Income for the year ended December 31, 2007.

401(k) Plan Error.    During 2007, in conjunction with the audit of the Company’s 401(k) Plan, an administrative error was discovered that had occurred since the Plan’s inception and resulted in participants being denied the opportunity to fully defer the appropriate amount of compensation under the plan. During the third and fourth quarters of 2007, the Company calculated and accrued the denied deferral amount and the resulting employer match, including missed earnings, and believes those amounts total approximately $1.6 million through September 30, 2007. Those amounts were recorded within Salaries and Other Personnel Expense on the Consolidated Statements of Income for the year ended December 31, 2007. The Company contributed these amounts to each participant’s account during the fourth quarter of 2007.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	December 31,		Dollar variance	Percent variance
	2007	2006
Assets
Cash and cash equivalents
Cash and due from banks	$41,769	43,084	(1,315)	(3.1)%
Federal funds sold	10,463	3,582	6,881	192.1

Total cash and cash equivalents	52,232	46,666	5,566	11.9

FHLB stock, at cost	2,617	2,599	18	0.7
Investment securities available for sale, at fair market value	95,715	116,567	(20,852)	(17.9)
Mortgage loans held for sale	5,006	1,675	3,331	198.9

Loans	1,044,770	945,913	98,857	10.5
Less: allowance for loan losses	(7,418)	(8,527)	1,109	(13.0)

Loans, net	1,037,352	937,386	99,966	10.7

Premises and equipment, net	25,133	24,494	639	2.6
Goodwill	3,691	3,691	—	—
Core deposit intangibles	79	127	(48)	(37.8)
Accrued interest receivable	6,655	6,421	234	3.6
Other	19,697	13,510	6,187	45.8

Total assets	$1,248,177	1,153,136	95,041	8.2%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$135,111	133,623	1,488	1.1%
Interest-bearing	923,683	859,958	63,725	7.4

Total deposits	1,058,794	993,581	65,213	6.6
Retail repurchase agreements	11,280	14,427	(3,147)	(21.8)
Commercial paper (Master notes)	26,326	20,988	5,338	25.4
Other short-term borrowings	30,000	6,000	24,000	400.0
Long-term borrowings	—	10,000	(10,000)	(100.0)
Accrued interest payable	2,042	1,584	458	28.9
Other	9,479	6,180	3,299	53.4

Total liabilities	1,137,921	1,052,760	85,161	8.1

Shareholders’ equity
Common stock	32,109	31,837	272	0.9
Capital surplus	1,664	1,102	562	51.0
Retained earnings	79,221	68,132	11,089	16.3
Accumulated other comprehensive loss, net of tax	(2,738)	(695)	(2,043)	294.0

Total shareholders’ equity	110,256	100,376	9,880	9.8

Total liabilities and shareholders’ equity	$1,248,177	1,153,136	95,041	8.2%

Average assets increased 6.1% during the year ended December 31, 2007 over the year ended December 31, 2006 while average interest-earning assets increased 6.5% over the same periods. Average assets increased 6.8% during the year ended December 31, 2006 over the year ended December 31, 2005 while average interest-earning assets increased 6.6% over the same periods.

Lending Activities

Composition.    The following table summarizes the Company’s loan portfolio, by collateral type, at the dates indicated (dollars in thousands).

	December 31, 2007		December 31, 2006
	Total	% of total	Total	% of total
Commercial and industrial	$77,555	7.4%	126,742	13.4

Real estate—single family	214,280	20.4	171,828	18.1
Real estate—construction	52,236	5.0	19,959	2.1
Real estate—other	608,383	58.0	540,869	57.1

Total loans secured by real estate	874,899	83.4	732,656	77.3
General consumer	76,816	7.3	70,502	7.4
Credit line	5,189	0.5	4,868	0.5
Bankcards	11,978	1.1	11,813	1.3
Others	3,339	0.3	1,007	0.1

Total loans	$1,049,776	100.0%	947,588	100.0

During 2007, in order to adequately monitor and properly report for regulatory purposes segments of the loan portfolio, the Company reviewed its stratifications within the loan portfolio using parameters including, but not limited to, loan type, loan purpose, and collateral, if applicable. As a result of this process, management deemed it necessary to adjust various stratification identifiers resulting in fluctuations within loan outstanding balances. These reclassifications impact the comparability of 2006 and 2007 balances.

Due to the lack of comparability with regard to the loan portfolio by loan type, the following table summarizes net loans, by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

					December 31,
	2007		2006		2005		2004		2003
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Commercial business	$145,634	14.1%	112,264	12.0	90,345	10.5	90,708	11.9	87,950	12.8
Commercial real estate	639,144	61.6	593,377	63.3	561,574	65.5	478,943	62.5	420,470	61.3
Installment	25,315	2.5	22,139	2.4	18,677	2.2	19,910	2.6	22,169	3.3
Installment real estate	75,721	7.3	66,161	7.1	55,682	6.5	51,846	6.8	47,560	7.0
Indirect	39,502	3.8	43,634	4.6	30,481	3.6	16,383	2.1	15,644	2.3
Credit line	2,188	0.2	1,982	0.2	2,022	0.3	2,012	0.3	2,071	0.3
Prime access	54,164	5.2	53,883	5.7	54,296	6.3	45,655	5.9	33,014	4.8
Residential mortgage	40,842	3.9	35,252	3.8	34,453	4.0	52,669	6.9	46,155	6.7
Bankcards	12,702	1.2	12,001	1.3	12,182	1.4	11,310	1.5	10,423	1.5
Business manager	326	—	370	—	230	—	552	0.1	2,200	0.3
Other	2,045	0.2	1,795	0.2	7,595	0.9	3,037	0.4	2,503	0.4

Loans, gross	$1,037,583	100.0%	942,858	100.6	867,537	101.2	773,025	101.0	690,159	100.7
Allowance for loan losses	(7,418)	(0.7)	(8,527)	(0.9)	(8,431)	(1.0)	(7,619)	(1.0)	(7,463)	(1.1)
Loans in process	6,511	0.6	2,397	0.2	(2,117)	(0.3)	(474)	(0.1)	2,248	0.3
Deferred loans fees and costs	676	0.1	658	0.1	761	0.1	703	0.1	806	0.1

Loans, net	$1,037,352	100.0%	937,386	100.0	857,750	100.0	765,635	100.0	685,750	100.0

Underwriting.    General. As discussed in Item 1A. Risk Factors contained herein, there are inherent risks associated with the Company’s lending activities. Prudent risk taking requires a management system based on sound policies that are intended to manage the risk within the portfolio and control processes that ensure compliance with those policies. Management reviews and approves these policies and procedures on a regular basis. Since asset quality is tied to many key performance indicators, activities associated with the underwriting and monitoring of high quality assets within the Company’s loan portfolio continues to be a primary focus for the Company.

Commercial Business. Commercial business loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably while prudently expanding its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial business loans are primarily made based on the cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial business loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and generally incorporate a personal guarantee. However, the Company makes some short-term loans on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As a result of these factors, management believes that commercial business loans generally involve greater risk than real estate loans.

The Company’s commercial business loans are generally made on a secured basis with terms that generally do not exceed five years. Such loans typically have interest rates that change at periods ranging from one day to one year based on the prime lending rate as the interest rate index or a fixed-rate at the time of commitment.

Commercial Real Estate. Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans with additional standards with regard to real estate collateral. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Management monitors and evaluates commercial real estate loans based on collateral type. In addition, management tracks the level of owner occupied commercial real estate loans versus nonowner occupied loans.

The Company makes commercial real estate loans to businesses within most industry sectors. Interest rates charged on these real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable-rates, and the rate may be fixed for three to five years depending on market conditions, collateral, and the Company’s relationship with the borrower. Amortization of commercial and installment real estate loans varies but typically does not exceed 20 years. It is the Company’s policy to have collateral securing real estate loans appraised.

The Company may originate from time to time loans to developers and builders that are secured by nonowner occupied properties. Such loans are typically approved based on predetermined loan-to-collateral values. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and / or financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project and often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be precommitted permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. The Company monitors these loans by onsite inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

Installment Real Estate. Underwriting standards for single family real estate purposes within the installment real estate loan portfolio category (for example, home equity loans) are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 90%.

As part of its residential lending program, the Company originates residential construction loans to finance the construction of individual, owner occupied houses with 80% loan-to-value ratios to qualified builders although 90% loan-to-value ratios may be utilized at the discretion of the Company. Such loans involve additional risks because loan funds are advanced upon the security of the project under construction. The Company typically structures these construction loans to be converted to preapproved permanent loans at the completion of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. These construction loans are generally at a competitive fixed or adjustable-rate of interest for one or two year terms. The Company also offers lot loans intended for residential use that may be on a fixed or adjustable-rate basis.

The Company does not loan in excess of 100% of collateral value, does not offer loan payment arrangements resulting in negative amortization, and does not offer loan payment arrangements with minimum payments that are less than accrued interest.

It is the Company’s policy to have collateral securing real estate loans appraised.

Residential Mortgage. The Company’s mortgage lenders make both fixed-rate and adjustable-rate single family mortgage loans with terms generally ranging from 10 to 30 years. Adjustable-rate mortgage loans currently offered by the Company have interest rates that adjust annually or adjust annually after being fixed for a period of several years in accordance with a designated index. The Company could offer loans that have interest rates that adjust annually or adjust annually after being fixed for a period of three or seven years in accordance with a designated index. Adjustable-rate mortgage loans may be originated with a limit on any increase or decrease in the interest rate per year further limited by the amount by which the interest rate can increase or decrease over the life of the loan. In order to encourage the origination of adjustable-rate mortgage loans with interest rates that adjust annually, the Company, like many of its competitors, generally offers a more attractive rate of interest on such loans than on fixed-rate mortgage loans.

A large percentage of the Company’s originated single family loans are underwritten pursuant to guidelines that permit the sale of these loans in the secondary market to government or private agencies. The Company participates in secondary market activities by selling whole loans and participations in loans primarily to the FHLB under its Mortgage Partnership Program and the Federal Home Loan Mortgage Corporation (“FHLMC”). This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of the Company, and to develop a source of fee income through the servicing of such loans. The Company may sell fixed-rate, adjustable-rate, and balloon-term loans. Based on current interest rates as well as other factors, the Company intends to sell selected originations of conforming 30 year and 15 year fixed-rate mortgage loans.

With regard to single family loans originated and underwritten to be retained in the Company’s residential mortgage portfolio, in the event that the Company loans in excess of 80% of the collateral value, the Company requires private mortgage insurance that protects the Company against losses of at least 20% of the mortgage loan amount. Additionally, with regard to these retained residential mortgage loans, the Company does not loan in excess of 100% of collateral value, does not offer loan payment arrangements resulting in negative amortization and does not offer loan payment arrangements with minimum payments that are less than accrued interest.

It is the Company’s policy to have collateral securing real estate loans appraised.

Consumer. Management believes that the Company’s loan scoring and approval policies and procedures, as outlined below, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk within the consumer sectors of the Company’s loan portfolio.

Loan Scoring and Approval. Adherence to the Company’s underwriting standards is managed through a multi-layered loan approval process which incorporates a computer-based scoring analysis for virtually all loans originated. The Company has established and follows guidelines with regard to the scoring and approval of loans originated.

Monitoring. Compliance with the Company’s underwriting policies and procedures is monitored through a loan approval and documentation review process and the resulting exception reports.

The Company performs, either internally or through the use of an external third party, independent loan reviews that review and validate the Company’s loan risk program on a periodic basis. Although all of the Company’s loans within its loan portfolio are included in the population from which to select loans subject to review, commercial real estate loans are given more weight in the loan review selection process as a result of their risk characteristics and their concentration within the Company’s loan portfolio. Summary loan review reports are submitted quarterly to the Officer’s Credit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by the Company as well as the Company’s policies and procedures.

Validation. The Company’s underwriting policies and processes are validated through the ongoing analysis of asset quality trends. A reporting system supplements the monitoring process by providing management with frequent reports related to loan production, loan quality, and lending concentrations.

Concentrations of Risk.    Lending instruments potentially subject the Company to concentrations of risk. The Company strives to maintain a diversified loan portfolio in an effort to spread risk and reduce exposure to economic downturns that may occur.

Borrower Concentration. Management does not believe that the Company’s loan portfolio is concentrated in loans to any single borrower or a relatively small number of borrowers.

Geographic Concentration. As discussed in Item 1A. Risk Factors, unlike larger national or regional banks that are more geographically diversified, the Company primarily provides its services to customers within Upstate South Carolina. A deterioration in local economic conditions could result in declines in asset quality, loan collateral values, and / or the demand for the Company’s products and services, among other things.

Management believes that the Company’s geographic concentration is a double-edged sword. Although such concentration limits the Company to the economic risks within its market area, the Company’s lack of geographic diversification may make it particularly sensitive to the adverse impacts of any of negative economic conditions that impact the Upstate.

Loan Type / Industry Concentration. As noted above, the Company’s commercial real estate portfolio accounts for 61.6% of the Company’s loan portfolio, excluding those mortgage loans held for sale. Of this balance, commercial real estate loans for commercial specific properties represented the only product type at December 31, 2007 exceeding 25% of the total commercial real estate segment of the Company’s loan portfolio. The following table represents the composition of product types in the commercial real estate portfolio at December 31, 2007.

Commercial—specific purpose	31.6%
Land	16.4
Residential	15.3
Commercial—owner occupied	15.0
Commercial—nonowner occupied	14.1
Construction	7.6

100.0%

The following table represents the composition of industries within the commercial—special purpose segment of the commercial real estate portfolio at December 31, 2007.

	As a percentage of commercial- specific purpose	As a percentage of commercial real estate portfolio	As a percentage of loan portfolio, gross
Hotel / motel	38.8%	12.3	7.7
Church	26.4	8.3	5.2
Assisted living	19.7	6.2	3.9
Golf course	5.6	1.8	1.1
Restaurant	4.4	1.4	0.9
Convenience store	3.7	1.2	0.7
Mobile home park	1.4	0.4	0.3

	100.0%	31.6	19.8

The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that impact any single industry.

Additionally, management has determined that, at December 31, 2007, the Company has no concentrations in, nor does it typically engage in, the following types of lending practices:

•	Lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), or

•	Loans with high loan-to-value ratios.

Maturities and Sensitivities of Loans to Changes in Interest Rates.    The following table summarizes the Company’s loan portfolio, by collateral type, at December 31, 2007 that, based on contractual terms, were due during the periods noted. Loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In addition, due to the fact that the Company’s lines equity lines of credit are mortgage loans intended to be long-term real estate consumer products, all such loans are reported as due after five years. The table also summarizes the Company’s loan portfolio at December 31, 2007 with regard to fixed-rate maturity and variable-rate repricing terms due in periods after one year (in thousands).

	Maturity				Rate structure for loans with maturities or repricing terms over one year
	Due in one year or less	Due after one year through five years	Due after five years	Total	Fixed-rate	Variable- rate
Commercial and industrial	$47,482	23,336	6,737	77,555	30,073	—
Real estate—single family	62,156	35,619	116,505	214,280	121,251	30,873
Real estate—construction	42,927	5,968	3,341	52,236	9,309	—
Real estate—other	345,481	213,300	49,602	608,383	262,902	—
General consumer	14,702	50,315	11,799	76,816	62,114	—
Credit line	2,956	2,233	—	5,189	2,233	—
Bankcards	11,978	—	—	11,978	—	—
Others	321	2,233	785	3,339	3,018	—

Total loans	$528,003	333,004	188,769	1,049,776	490,900	30,873

Asset Quality.    Loan Classification. In addition to the loan review previously discussed, the Company continually reviews its loan portfolio to determine whether any loans require classification adjustments in accordance with applicable regulations. Loans are classified based on an internal loan risk grading process that evaluates, among other things, the obligor’s ability to repay, the underlying collateral, if any, and the economic environment and industry in which the borrower operates. The loan’s originating loan officer performs this analysis on an ongoing basis. If classification adjustments are deemed appropriate, a request for adjustments is submitted to loan administration personnel. If such personnel believe that the adjustment is warranted based on the facts and circumstances, the change is executed. All such changes are reported on a monthly basis to the Officer’s Credit Committee.

The following table summarizes the loan classification system used by the Company with regard to its loan portfolio. The Company considers classified assets to be those classified as “special mention,” “substandard,” “doubtful,” or “loss.”

Grade	Classification
1	Superior quality
2	High quality
3	Satisfactory
4	Marginal
5	Special mention
6	Substandard
7	Doubtful
8	Loss

“Special mention” assets are defined by the Company as assets that do not currently expose the Company to a sufficient degree of risk to warrant classification as either “substandard,” “doubtful,” or “loss.” Such assets do, however, possess deficiencies or potential weaknesses deserving management’s close attention that, if not corrected, could weaken the asset and increase future risk. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted.

The following table summarizes the composition of the Company’s classified assets by collateral type at the dates indicated (dollars in thousands).

	December 31, 2007
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans (1)
Commercial and industrial	$118	1,451	647	—	2,216	0.2%

Real estate—single family	176	3,646	370	—	4,192	0.4
Real estate—construction	—	182	—	—	182	0.0
Real estate—other	1,578	6,033	461	—	8,072	0.8

Total loans secured by real estate	1,754	9,861	831	—	12,446	1.2
General consumer and other	20	322	29	—	371	0.0

Total classified loans	$1,892	11,634	1,507	—	15,033	1.4%

As a percentage of loans (1)	0.2%	1.1	0.1	—	1.4%

	December 31, 2006
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans (1)
Commercial and industrial	$301	1,098	839	—	2,238	0.3%

Real estate—single family	198	4,499	273	—	4,970	0.5
Real estate—construction	—	—	—	—	—	—
Real estate—other	865	7,899	669	—	9,433	1.0

Total loans secured by real estate	1,063	12,398	942	—	14,403	1.5
General consumer and other	8	368	37	—	413	—

Total classified loans	$1,372	13,864	1,818	—	17,054	1.8%

As a percentage of loans (1)	0.1%	1.5	0.2	—	1.8%

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

During 2007, the Company completed foreclosure proceedings with regard to the real estate collateral securing one loan that had been previously classified as “substandard” during the fourth quarter of 2005. At December 31, 2006, the principal balance of this loan totaled $3.9 million. This property was transferred into the Bank’s real estate in settlement of loans portfolio during 2007 at its fair market value. Partially offsetting this decline in “substandard” classified assets during 2007 was the downgrade of a loan to “substandard” during 2007. This loan was not adversely classified at December 31, 2006. At December 31, 2007, the principal balance of this loan totaled $1.6 million. This loan funded the construction of a multifamily real estate project. Funds previously advanced were not, in all cases, utilized for the purposes intended, leaving the borrower unable to service the debt. The lead bank in this participation arrangement has contracted to have the properties completed so that the project may be completed and sales contracts honored. As building is completed and funds disbursed, the Company’s loans will be proportionately increased. As sales commence, the Company’s loan will be proportionately reduced. Management believes the securing commercial real estate loan collateral (which includes a portion of undeveloped land) is sufficient to cover the Bank’s exposure.

Impacting the increase in assets classified as “special mention” at December 31, 2007 over December 31, 2006 was the addition of a religious facility loan relationship totaling $1.4 million. This loan funded construction at the facility and its repayment is dependent on the cash flows of the organization. The organization’s incoming cash flows have been impacted by the recent overall downturn in the economy thereby impacting its ability to service this debt. The Company has renegotiated the payment terms of this relationship to include interest only. Management downgraded this relationship to “special mention” because management believes it possesses deficiencies or potential weaknesses deserving management’s close attention that, if not corrected, could weaken the asset and increase future risk. The Company hopes, however, that its actions will allow the borrower to continue servicing its debt until its liquidity recovers.

Approximately 83% of loans classified at December 31, 2007 were secured by real estate. As discussed previously, for loans secured by real estate, liquidation of the underlying collateral is viewed as the primary source of repayment in the event of borrower default. In the event of any possible future asset quality deterioration, management believes that the Company’s exposure would be covered by funds received through the liquidation of the underlying real estate collateral.

Delinquent Loans. The Company determines past due and delinquency status based on contractual terms. When a borrower fails to make a scheduled loan payment, the Company attempts to cure the default through several methods including, but not limited to, collection contact and assessment of late fees. If these methods do not result in the borrower submitting the past due payment, further action may be taken. Interest on loans deemed past due continues to accrue until the loan is placed in nonaccrual status (the Company places loans in nonaccrual status prior to any amount being charged-off).

Nonperforming Assets. The following table summarizes trends in nonperforming assets at the dates indicated (dollars in thousands). The composition of nonaccrual loans is based on loan collateral type.

	December 31,
	2007	2006	2005	2004	2003
Real estate	$4,127	6,271	9,165	1,705	2,719
Commercial and industrial	567	549	631	353	677
General consumer and other	116	179	117	265	432

Total nonaccrual loans	4,810	6,999	9,913	2,323	3,828

Real estate acquired in settlement of loans	7,743	600	1,954	2,413	2,170
Repossessed automobiles	403	319	167	282	243

Total foreclosed assets	8,146	919	2,121	2,695	2,413

Total nonperforming assets	$12,956	7,918	12,034	5,018	6,241

Loans past due 90 days and still accruing (1)	$236	260	207	147	212

Loans (2)	$1,044,770	945,913	866,181	773,254	693,213
Total assets	1,248,177	1,153,136	1,075,015	993,102	895,377
Nonaccrual loans as a percentage of: loans and foreclosed assets (2)	0.46%	0.74	1.14	0.30	0.55
total assets	0.39	0.61	0.92	0.23	0.43
Nonperforming assets as a percentage of: loans and foreclosed assets (2)	1.23	0.84	1.39	0.65	0.90
total assets	1.04	0.69	1.12	0.51	0.70

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Of the $13.0 million in nonperforming assets at December 31, 2007, approximately 92% of the Company’s exposure had underlying real estate collateral.

Nonaccrual loans are those loans that management has determined offer a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower. Loans may be manually placed in nonaccrual status on the loan system if management determines that some factor other than delinquency (such as bankruptcy proceedings) cause the Company to believe that more than a normal amount of risk exists with regard to collectibility. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, interest income on the nonaccrual loans is recognized only as received. The Company classifies nonaccrual loans as substandard or lower. When the probability of future collectibility on a nonaccrual loan declines from probable to possible, the Company may proceed with measures to remedy the default, including commencing foreclosure action, if necessary. Mortgage instruments generally secure loans within the Company’s real estate portfolio and specific steps must be taken when commencing foreclosure action on such loans. Notice of default in conjunction with these loans is required to be recorded and mailed. If the default is not cured within a specified time period, a notice of sale is posted, mailed, and advertised, and a sale is then conducted. The Company typically excludes bankcard balances from the nonaccrual process noted above. Due to the nature of the portfolio, the Company does not believe that it is necessarily probable that collectibility of these loans is remote when delinquencies exceed 90 days. For this reason, these balances often continue to accrue income after they have become greater than 90 days delinquent.

The overall decline in nonaccrual loans was primarily the result of the completion of the Company’s foreclosure proceedings, during 2007, with regard to the real estate collateral securing one loan that had been previously classified as “substandard” during the fourth quarter of 2005. At December 31, 2006, the principal balance of this loan totaled $3.9 million. This property was transferred into the Bank’s real estate in settlement of loans portfolio during 2007 at fair market value. The decline in nonaccrual loans during 2007 was offset partially by an addition to nonaccrual loans during 2007. At December 31, 2007, the principal balance of this loan totaled $1.6 million. This loan funded the construction of a multifamily real estate project. Funds previously advanced were not, in all cases, utilized for the purposes intended, leaving the borrower unable to service the debt. The lead bank in this participation arrangement has contracted to have the properties completed so that the project may be completed and sales contracts honored. As building is completed and funds disbursed, the Company’s loans will be proportionately increased. As sales commence, the Company’s loan will be proportionately reduced. Management believes the securing commercial real estate loan collateral (which includes a portion of undeveloped land) is sufficient to cover the Bank’s exposure.

Real estate and personal property acquired by the Company in settlement of loans is classified within Other Assets on the Consolidated Balance Sheets until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair market value less cost to sell at the date of acquisition with any resulting writedowns being taken through the allowance for loan losses. Fair market values of these property are reviewed regularly, and writedowns are recorded when it is determined that the carrying value of the property exceeds the fair market value less estimated costs to sell. Gains and losses on the sale of property acquired in settlement of loans and writedowns resulting from periodic reevaluation are charged to the Consolidated Statements of Income. Costs relating to the development and improvement of such property, when material, are capitalized within Other Assets on the Consolidated Balance Sheets. Costs relating to holding the property, when material, are charged to expense within Other Noninterest Expense on the Consolidated Statements of Income.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the years ended December 31,
	2007	2006	2005
Real estate acquired in settlement of loans, beginning of period	$600	1,954	2,413
Plus: New real estate acquired in settlement of loans	10,030	294	1,096
Less: Sales / recoveries of real estate acquired in settlement of loans	(2,707)	(1,451)	(1,283)
Less: Provision charged to expense	(180)	(197)	(272)

Real estate acquired in settlement of loans, end of period	$7,743	600	1,954

Real estate acquired in settlement of loans increased $7.1 million from December 31, 2006 to December 31, 2007 primarily as the result of two loans secured by other real estate for which foreclosure proceedings were completed during the third quarter of 2007 and one loan secured by other real estate for which foreclosure proceedings were completed during the fourth quarter of 2007.

The properties placed into the real estate acquired in settlement of loans portfolio during the third quarter totaled approximately $5.3 million. The property placed into the Bank’s real estate acquired in settlement of loans portfolio during the fourth quarter totaled approximately $3.8 million. The Company sold one of the properties, fully recovering its principal investment, during the fourth quarter of 2007. With regard to the second property added to the portfolio during the third quarter, the lead bank in the participation arrangement has a contract on the property which is currently in the due diligence stage. The Company expected this sale to be consummated late in the first quarter of 2008 and expects the proceeds from the sale to cover the Company’s exposure. The property placed into the real estate acquired in settlement of loans portfolio during the fourth quarter was the Bank’s purchase portion of a participation arrangement. Since the foreclosure process was completed, the lead bank has progressed through the ownership stage, allowing it to manage the operations of the property, and is currently working with an external firm to develop a plan to market the property. The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property. The property appraisal indicates that the property value exceeds the Bank’s current carrying amount for the property.

Excluding these two loans, the real estate acquired in settlement of loans portfolio increased $275 thousand from December 31, 2006 to December 31, 2007. Management believes that real estate acquired in settlement of loans is effectively managed by the Company considering the increasing industry trends with regard to foreclosure but believes that there will always remain a core level of delinquent loans and real estate and personal property acquired in settlement of loans from normal lending operations.

SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. Additionally, it requires that adjustments in payment terms from a troubled debt restructuring generally be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor’s carrying amount of the loan, the creditor recognizes no loss, but instead recognizes a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor’s recorded liability. Troubled debt restructurings include loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven. Troubled debt restructurings entered into by the Company during 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations. Any allocations identified during the review based on probable losses have been included in the Company’s allowance for loan losses for the applicable period. At December 31, 2007, the principal balance of such loans totaled $1.2 million.

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which management has concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of December 31, 2007, the Company had potential problem loans totaling $5.8 million that were not already categorized as nonaccrual.

Allowance for Loan Losses.    Methodology. Management analyzes the adequacy of the allowance for loan losses on a monthly basis using an internal analysis model. No less than quarterly but often on a more frequent basis, the Company’s allowance for loan losses model and conclusions are reviewed and approved by senior management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided in SAB No. 102 and includes allocations calculated in accordance with SFAS No. 114, as amended by SFAS No. 118, and allocations calculated in accordance with SFAS No. 5. Accordingly, the methodology is based on historical loss experience by type of loans, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, and net loans charged-off or recovered, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

The level of the allowance for loan losses reflects management’s continuing evaluation of specific lending risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

The Company records allowances for losses on specific loans when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan, and economic conditions affecting the borrower’s industry, among other things. If after review, a specific allowance is not assigned to the loan, and the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a historical allowance calculated based on historical loss experience.

Historical allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loans charged-off to the total population of loans in the pool. Management is currently using a five year lookback period when computing historical loss rates to determine the allocated component of the allowance for loan losses. A historical allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, real estate loans, general consumer loans, and bankcard loans.

General allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, these allowances are determined by evaluating, among other things, the experience, ability and effectiveness of the Bank’s lending management and staff, the effectiveness of the Company’s loan policies, procedures and internal controls, changes in asset quality, changes in loan portfolio volume, the composition and concentrations of the loan portfolio, the impact of competition on loan structuring and pricing, the effectiveness of the internal loan review function, the impact of environmental risks on portfolio risks, and the impact of rising interest rates on portfolio risk.

Loans identified as losses by management, internal loan review, and / or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

In addition to the Company’s portfolio review process as discussed elsewhere in this item, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examination. While the Company uses available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes on the Bank’s borrowers.

Impaired Loans. The following table summarizes information relative to the Company’s impaired loans at the dates and for the periods indicated (in thousands). Impaired loans without a specific allowance allocation at the applicable year end were generally reserved within the allowance for loan losses.

	At and for the years ended December 31,
	2007	2006
Impaired loans, at year end	$7,667	7,896
Impaired loans subject to specific reserve allocation, at year end	7,413	7,896
Impaired loans subject to general reserve allocation, at year end	254	—
Specific allowance allocation on impaired loans, at year end	1,668	1,777
Average impaired loans	7,781	10,607

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the average balance of impaired loans for 2005 was $8.4 million.

Activity. The following table summarizes activity within the allowance for loan losses at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the allowance for loan losses at the time realized.

	At and for the years ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of year	$8,527	8,431	7,619	7,463	6,402

Provision for loan losses	988	1,625	2,400	2,150	3,600

Loans charged-off
Commercial and industrial	505	453	244	549	786
Real estate—single family	371	247	415	232	561
Real estate—construction	—	—	—	—	—
Real estate—other	496	191	242	256	219
General consumer and other	991	791	891	1,113	1,181

Total loans charged-off	2,363	1,682	1,792	2,150	2,747
Recoveries
Commercial and industrial	54	37	35	49	32
Real estate—single family	39	15	—	—	—
Real estate—construction	—	—	—	—	—
Real estate—other	13	6	35	4	46
General consumer and other	160	95	134	103	130

Total recoveries	266	153	204	156	208

Net loans charged-off	2,097	1,529	1,588	1,994	2,539

Allowance for loan losses, end of year	$7,418	8,527	8,431	7,619	7,463

Average loans (1)	$986,518	895,062	828,545	725,555	659,683
Ending loans (1)	1,044,770	945,913	866,181	773,254	693,213
Nonaccrual loans	4,810	6,999	9,913	2,323	3,828
Net loans charged-offs as a percentage of average loans (1)	0.21%	0.17	0.19	0.27	0.38
Allowance for loan losses as a percentage of ending loans (1)	0.71	0.90	0.97	0.99	1.08
Allowance for loan losses as a percentage of nonaccrual loans	154.22	121.83	85.05	327.98	194.96

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net loans charged-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.

Net loans charged-off in 2007 increased $568 thousand compared with 2006 while net loans charged-off in 2006 decreased $59 thousand compared with 2005. During 2007, the Company recognized real estate related charge-offs totaling $100 thousand related to a single lending relationship. At the time of foreclosure, the Company had an allowance totaling $878 thousand allocated to this lending relationship. This allowance was accumulated through prior provisions as the relationship deteriorated and moved through the Company’s loan classification and reporting process. The amount by which charge-offs related to this lending relationship exceeded the allowance allocated to this relationship was recognized as a recovery of prior provisions. Net loans charged-off as a percentage of average loans, excluding mortgage loans held for sale, increased four basis points in 2007 compared with 2006. Management believes that a portion of the increase in net loans charged-off during the year ended December 31, 2007 over the same period of 2006 was related to a group of residential rental property loans in which the borrowers admitted they defrauded seven banks by using false mortgage information. During the second quarter of 2007, the individuals were sentenced to prison and ordered to pay restitution. Management believes that these loan losses during the periods were a result of inherent losses associated with all normal lending operations, except for loans where the borrower defrauded the Bank. Management does not believe that its increase in loans charged-off during the year ended December 31, 2007 was the result of subprime lending practices.

Management believes that that the declining trend of the allowance for loan losses as a percentage of ending loans, excluding mortgage loans held for sale, net of unearned income, results from several factors including, but not limited to, management’s conservative philosophy regarding its underwriting and lending mix which impacts risk grades assigned at loan origination, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk than other types of lending. Loans held for sale are carried at the lower of cost or fair value. Typically, the carrying amount approximates fair value due to the Company’s practice of selling these loans within 60 days of origination. Therefore, these instruments are not included in the assumptions related to the allowance for loan losses model.

Investment Activities

The investment securities portfolio, all of which was classified as available for sale at December 31, 2007, is accounted for at fair market value with unrealized gains and losses recorded net of tax as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income. The Company’s accounting vendor with regard to the investment securities portfolio employs a third party to determine the fair market value of the securities portfolio. Muller, an independent pricing service, is used for the pricing of taxable securities, and a pricing matrix is used for nontaxable securities.

The primary objective of the Company’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company achieves these objectives by executing decisions made by authorized officers of the Company within policies established by the Company’s Board of Directors. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity, and expected rate of return risk. Default risk is the risk that an issuer will be unable to make interest payments or to repay the principal amounts on schedule.

The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2007		December 31, 2006
	Total	% of total	Total	% of total
Government-sponsored enterprises	$20,743	21.7%	42,383	36.4
State and municipal	52,159	54.5	48,014	41.2
Mortgage-backed	22,813	23.8	26,170	22.4

Total investment securities available for sale	$95,715	100.0%	116,567	100.0

Average balances of investment securities available for sale decreased to $104.8 million during the year ended December 31, 2007 from $120.4 million during the same period of 2006. The decline in the total investment securities portfolio resulted primarily from maturing taxable securities issued by government-sponsored enterprises not being reinvested but instead being used to fund loan growth during the year ended December 31, 2007.

Deposit growth insufficient to cover loan demand has necessitated that the Company of outside of current deposit gathering markets to obtain alternative funding sources. At December 31, 2007, the investment security portfolio represented 7.7% of total assets, a decline from 10.1% at December 31, 2006.

The following table summarizes the amortized cost and fair market value composition of the Company’s investment securities available for sale portfolio at the dates indicated (in thousands).

	December 31, 2007		December 31, 2006
	Amortized cost	Fair market value	Amortized cost	Fair market value
Government-sponsored enterprises	$20,725	20,743	42,554	42,383
State and municipal	52,677	52,159	48,780	48,014
Mortgage-backed	22,722	22,813	26,362	26,170

Total investment securities available for sale	$96,124	95,715	117,696	116,567

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of amortized cost of investment securities available for sale at and as of December 31, 2007 (dollars in thousands). Weighted-average yields have not been computed on a fully taxable-equivalent basis. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2007
	Amortized cost	Book yield
Government-sponsored enterprises
In one year or less	$20,725	4.9%
After 1 through 5 years	—	—
After 5 through 10 years	—	—
After 10 years	—	—

Total government-sponsored enterprises	20,725	4.9
State and municipal
In one year or less	1,092	3.5
After 1 through 5 years	20,066	3.3
After 5 through 10 years	29,405	3.6
After 10 years	2,114	3.9

Total state and municipal	52,677	3.5
Mortgage-backed
In one year or less	1,334	2.7
After 1 through 5 years	5,717	4.2
After 5 through 10 years	7,750	5.2
After 10 years	7,921	5.4

Total mortgage-backed	22,722	4.9

Total investment securities available for sale	$96,124	4.1%

The Company’s investment portfolio can provide liquidity through any of three ways including the maturity of a security, the sale of securities for cash, or the use of securities as collateral in a repurchase agreement or other borrowing. The Company considers an investment security to be saleable if it is not encumbered, i.e., the security cannot be sold under a repurchase agreement or pledged or used as collateral, and it is marketable. Approximately 80% of the investment securities portfolio was pledged to secure public deposits and trust assets as of December 31, 2007 as compared with 62% at December 31, 2006 and 83% at December 31, 2005. Of the Company’s $95.7 million available for sale investment securities balance at December 31, 2007, $19.1 million was unpledged and, therefore, available as a liquidity source. The increase in pledged securities as a percentage of the investment securities portfolio from 2006 to 2007 resulted from the decline in the investment security portfolio. At December 31, 2006, $71.9 million was pledged compared with $76.6 million at December 31, 2007.

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment. Although the funds are usually a low cost, relatively stable source of funding for the Bank, availability depends on the particular government’s fiscal policies and cash flow needs.

Impairment Analysis.    The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (dollars in thousands).

	December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	—	$—	$—	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Mortgage-backed	1	733	—	15	10,655	105	16	11,388	105

Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

Management believes that the above summarized unrealized losses are due to interest rate changes, rather than quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity. If liquidity is needed, the Company does not automatically chose an impaired or the most impaired security to sell to provide needed liquidity, but rather considers many factors including, but not limited to, asset—liability management. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

The following table summarizes the percentage of each segment of the investment securities available for sale by portfolio categorized by Moody’s ratings at December 31, 2007.

	Government-sponsored enterprises	State and municipal	Mortgage- backed
A1	—%	—
A3	—	2	—
Aa1	—	4	—
Aaa	100	78	100
Not rated	—	16	—

Total	100%	100	100

Of the state and municipal investment securities not rated by Moody’s at December 31, 2007, 97% of the securities were rated AAA by Standard and Poor’s and 3% were rated AA+.

Concentrations of Risk.    Security instruments potentially subject the Company to concentrations of risk. The Company’s investment securities portfolio consists principally of securities issued by government-sponsored enterprises, securities issued by states and municipalities within the United States, and mortgage-backed securities. The following table summarizes the amortized cost and fair market value of the government-sponsored enterprises and mortgage-backed securities segments of the investment securities portfolios by issuer, in the aggregate, at December 31, 2007 (dollars in thousands). Although investment securities issued by the Federal National Mortgage Association (“FNMA”) did not exceed 10% of the investment securities portfolio at December 31, 2007, such securities are included in the following analysis to facilitate the review of all investment securities within the government-sponsored enterprises sector of the investment securities portfolio. No issuer concentrations existed with regard to state and municipal investment securities at December 31, 2007.

	Amortized cost	% of government- sponsored enterprises amortized cost	Fair market value	% of government- sponsored enterprises fair market value
Government-sponsored enterprises
FHLB	$17,736	85.6%	17,755	85.6
FHLMC	1,996	9.6	1,998	9.6
FNMA	993	4.8	990	4.8

	$20,725	100.0%	20,743	100.0

	Amortized cost	% of mortgage-backed amortized cost	Fair market value	% of mortgage- backed fair market value
Mortgage-backed
FHLMC	$17,281	76.1%	17,426	76.4
FNMA	5,441	23.9	5,387	23.6

	$22,722	100.0%	22,813	100.0

	Amortized cost	% of investment securities portfolio amortized cost	Fair market value	% of investment securities portfolio fair market value
Total government-sponsored enterprises and mortgage-backed investment securities
FHLB	$17,736	18.5%	17,755	18.5
FHLMC	19,277	20.1	19,424	20.3
FNMA	6,434	6.7	6,377	6.7

	$43,447	45.3%	43,556	45.5

The fair market value of investment securities issued by the FHLB represented 16.1% of shareholders’ equity at December 31, 2007 while the fair market value of investment securities issued by the FHLMC represented 17.6% at the same time.

Deposit Activities

Traditional deposit accounts have historically been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company sets targets for growth in deposit accounts annually in an effort to cross-sell and increase the number of products per banking relationship. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources and their ability to provide fee income through service charges and cross-sales of other services.

The following table summarizes the Company’s traditional deposit composition at the dates indicated (dollars in thousands).

	December 31,
	2007		2006		2005		2004		2003
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$135,111	12.8%	133,623	13.4	131,157	14.5	124,489	15.0	115,982	15.0
Interest-bearing transaction deposit accounts	387,248	36.5	313,613	31.6	220,472	24.4	185,072	22.4	172,766	22.4

Transaction deposit accounts	522,359	49.3	447,236	45.0	351,629	38.9	309,561	37.4	288,748	37.4

Money market deposit accounts	118,681	11.2	124,874	12.6	111,380	12.3	95,608	11.6	85,077	11.0
Savings deposit accounts	34,895	3.3	41,887	4.2	45,360	5.0	44,972	5.4	41,974	5.5
Time deposit accounts	382,859	36.2	379,584	38.2	395,014	43.8	377,306	45.6	355,949	46.1

Total traditional deposit accounts	$1,058,794	100.0%	993,581	100.0	903,383	100.0	827,447	100.0	771,748	100.0

Management does not believe that its dependence on traditional deposit account funding changed materially from December 31, 2006 to December 31, 2007. At December 31, 2007, traditional deposit accounts as a percentage of liabilities were 93.0% compared with 94.4% at December 31, 2006. The slight decline in the percentage of funding provided by traditional deposit accounts during 2007 resulted in the Company relying more heavily on alternative funding sources from which to fund a portion of loan demand.

The Company offers a number of traditional deposit accounts including noninterest-bearing checking, interest-bearing checking, money market, savings, certificate of deposit, and individual retirement accounts. During the year ended December 31, 2007, the Company emphasized the growth of these deposit accounts through internal and external referral programs and targeted promotions. The Company believes that some of the growth within transaction deposit accounts resulted from additional marketing efforts geared toward the Bank’s existing Palmetto Index Account as well as its new Palmetto Index Account II, which requires lower minimum balances than the original account. In addition, the Company redeveloped its interest checking products so that minimum balance requirements can be met with total relationship balances.

Money market deposit accounts decreased $6.2 million, or 5.0% during the year ended December 31, 2007. At year-end 2006, the Company reported $14 million of growth within money market deposit accounts related to temporary public funds from one entity. During 2007, approximately $8 million of the public funds were transferred from the Company. The decline was partially offset by an increase of money market funds of the Bank’s trust department totaling $14.7 million. Also impacting the decline in money market deposit accounts during 2007 were customer funds transfers primarily to interest-bearing transaction deposit accounts such as the Palmetto Index accounts.

Management believes that the decline in savings deposit accounts during 2007 resulted from the combination of increasing competition and alternative investment options, which have made the task of growing savings deposit accounts and balances difficult and has adversely impacted growth in savings deposit accounts and balances.

Time deposit accounts increased by $3.3 million, or 0.9% during 2007 compared with a decline of $15.4 million, or 3.9% during 2006. A significant number of the Company’s deposit account promotions matured during 2007. Through the offering of the specifically targeted programs, management believes that the Bank successfully retained a significant portion of the maturing certificate of deposit account funds during 2007 as well as generated new funding through the successful marketing of promotional and nonpromotional certificate of deposit products. Management believes that the relatively unchanged balance of time deposit accounts during 2007 is due, in large part, to the maturing funding that the Bank was unable to retain and those that were reinvested by customers into alternative Bank deposit products such as the Palmetto Index account, an interest-bearing transaction deposit account offset by the new funds generated by promotional and nonpromotional certificate of deposit products during 2007.

The table set forth below summarizes the average balances of interest-bearing traditional deposit accounts by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2007			2006			2005
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$358,118	10,152	2.83%	263,476	5,424	2.06	198,286	1,430	0.72
Money market deposit accounts	115,563	3,977	3.44	125,396	3,979	3.17	111,585	1,809	1.62
Savings deposit accounts	40,184	139	0.35	45,239	147	0.32	48,158	143	0.30
Time deposit accounts	360,025	15,964	4.43	387,939	15,430	3.98	367,918	11,010	2.99

Total interest-bearing traditional deposit accounts	$873,890	30,232	3.46%	822,050	24,980	3.04	725,947	14,392	1.98

Jumbo Time Deposit Accounts.    The Company does not rely significantly on large denomination time deposit accounts. These accounts totaled 15.2% of total interest-bearing liabilities at December 31, 2007. The following table summarizes the Company’s jumbo time deposit accounts by maturity at December 31, 2007 (in thousands). Jumbo time deposit accounts include those accounts with balances totaling $100,000 or greater.

Three months or less	$24,513
Over three months through six months	38,371
Over six months through twelve months	35,539

Twelve months or less	98,423
Over twelve months	51,975

Total jumbo time deposit accounts	$150,398

Jumbo time deposit accounts totaled $129.2 million at December 31, 2006. The increase in jumbo time deposit accounts from December 31, 2006 to December 31, 2007 was concentrated within the over twelve month maturity category primarily as a result of the time deposit accounts generated through the 15-month certificate of deposit account promotion during October and November 2007.

Borrowing Activities

In addition to traditional deposit accounts, which are the Company’s primary funding source for asset growth, the Company borrows funds as an economical way to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Management believes that by locking in term funding, liquidity risk can be reduced.

The Company’s reliance on borrowed funds increased by $16.2 million during 2007 because net funds provided by growth in traditional deposit accounts and by proceeds from maturing investment securities were inadequate to cover loan growth. Borrowings as a percentage of total liabilities were approximately 5.9% and 4.9% at December 31, 2007 and December 31, 2006, respectively.

The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	December 31, 2007		December 31, 2006
	Total	% of total	Total	% of total
Retail repurchase agreements	$11,280	16.7%	14,427	28.1
Commercial paper	26,326	38.9	20,988	40.8

Total nontraditional deposit accounts	37,606	55.6	35,415	68.9

Other short-term borrowings	30,000	44.4	6,000	11.7
Long-term borrowings	—	—	10,000	19.4

Total wholesale funding	30,000	44.4	16,000	31.1

Total borrowed funds	$67,606	100.0%	51,415	100.0

The following table summarizes the Company’s borrowing information at and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2007	2006	2005
Retail repurchase agreements
Amount outstanding at year-end	$11,280	14,427	16,728
Average amount outstanding during year	13,347	17,639	20,690
Maximum amount outstanding at any month-end	13,772	23,344	20,981
Rate paid at year-end*	2.63%	3.63	2.63
Weighted average rate paid during the year	4.04	4.14	2.38

Commercial paper
Amount outstanding at year-end	$26,326	20,988	17,915
Average amount outstanding during year	27,295	21,009	18,833
Maximum amount outstanding at any month-end	32,667	25,720	21,877
Rate paid at year-end*	2.81%	3.81	2.81
Weighted average rate paid during the year	4.07	4.13	2.33

Other short-term borrowings: Federal funds purchased from correspondent banks
Amount outstanding at year-end	$18,000	6,000	1,000
Average amount outstanding during year	3,610	847	4,098
Maximum amount outstanding at any month-end	18,000	6,000	13,320
Rate paid at year-end	4.32%	5.50	4.37
Weighted average rate paid during the year	5.50	5.19	2.71

Other short-term borrowings-FHLB
Amount outstanding at year-end	$12,000	—	16,900
Average amount outstanding during year	9,426	2,140	26,745
Maximum amount outstanding at any month-end	24,000	10,900	51,400
Rate paid at year-end	4.56%	—	4.44
Weighted average rate paid during the year	5.36	4.63	3.59

Long-term borrowings-FHLB
Amount outstanding at year-end	$—	10,000	23,000
Average amount outstanding during year	4,521	15,841	26,145
Maximum amount outstanding at any month-end	10,000	23,000	30,000
Rate paid at year-end	—%	3.85	3.52
Weighted average rate paid during the year	3.83	3.64	3.38

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

The Federal Reserve influences the general market rates of interest rates paid on interest-bearing liabilities. The Company’s borrowings portfolio is significantly impacted by changes in the federal funds interest rate, which is the cost of immediately available overnight funds. The following table summarizes the actions taken by the Federal Reserve with regard to the federal funds interest rate for the three year period ended December 31, 2007.

Federal funds rate
Rate, at December 31, 2004	2.25%
Increases in rate	2.00

Rate, at December 31, 2005	4.25%
Increases in rate	1.00

Rate, at December 31, 2006	5.25%
Decreases in rate	(1.00)

Rate, at December 31, 2007	4.25%

The following table summarizes the Company’s average net, short-term funding position for the periods indicated (dollars in thousands). Other short-term borrowings include borrowings from correspondent banks as well as the FHLB.

	For the years ended December 31,
	2007		2006		2007
	Average balance	Weighted average rate earned / paid	Average balance	Weighted average rate earned / paid	Average balance	Weighted average rate earned / paid
Federal funds sold	$13,675	4.96%	20,935	5.12	7,218	3.48
Other short-term borrowings	(13,036)	5.40	(2,987)	4.79	(30,843)	3.47

	$639	5.17%	17,948	5.08	(23,625)	3.47

Commercial Paper.    The Company offers commercial paper as an alternative investment tool for its commercial customers. Through a master note arrangement between the holding company and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts. These master notes are unsecured but are backed by the full faith and credit of Palmetto Bancshares. The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.

Wholesale Funding.    The Company has found wholesale funding to be a logical answer to funding growth of interest-earning assets when other funding sources prove inadequate. Wholesale funding options include federal funds lines from correspondent banks and FHLB advances. Such funding provides it with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Wholesale funding utilization may be categorized as either other short-term borrowings or long-term borrowings depending on maturity terms. Long-term borrowings are those having maturities greater than one year when executed. Short-term borrowings are those having maturities less than one year when executed. Access to short-term funding sources allows the Company to meet funding needs without relying on increasing deposits on a short-term basis. Interest rates on such borrowings vary from time to time in response to general economic conditions.

Other short-term borrowings include federal funds purchasing activities that are the day-to-day unsecured lending of excess reserve funds between banks. If the Bank needs funds to meet either its reserve requirements or other obligations, it can purchase the excess reserves of a correspondent bank. The primary federal funds purchased market is overnight but maturities may extend a few days or weeks.

Federal Funds Accommodations. During April 2007, a correspondent bank extended to the Bank a federal funds accommodation in the amount of $10 million for a period beginning on April 25, 2007 and ending on April 30, 2008 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. This additional federal funds accommodation in the amount of $10 million increased the Company’s accessible funding sources from $40 million to $50 million of which $9.0 million was utilized at December 31, 2007.

FHLB Borrowings. FHLB borrowings are a source of funding which the Company utilizes, if needed, depending on the Company’s unused FHLB borrowing capacity and the availability of collateral to secure FHLB borrowings.

The FHLB generally will establish credit availability for each creditworthy institution. Credit availability is not a formal commitment to extend credit but an indication of the amount of credit the FHLB is willing to extend to a borrower. The FHLB monitors each borrower’s credit availability on a periodic basis and may make adjustments to the credit availability as needed. The amount of a borrower’s credit availability is contingent upon a number of factors, including but not limited to, continued financial soundness of the borrower, and adequacy of the amount of collateral available to secure new advances. The FHLB, in its sole discretion, may rescind a borrower’s credit availability at any time.

The FHLB has generally established an overall credit limit for each borrower. This limit is designed to mitigate the FHLB’s credit exposure to an individual borrower, while encouraging borrowers to diversify their funding sources. Generally, this credit limit may not exceed 50 percent of the borrower’s total assets. In addition, a borrower’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting eligibility criteria outlined in the FHLB’s Credit and Collateral Policy.

The FHLB has established a limit on the amount of convertible advances available to each borrower. Generally, the limit for borrowers with a “CAMELS” rating of 1 or 2 is 15 percent of the borrower’s total assets, the limit for borrowers with a “CAMELS” 3 rating is 10 percent of total assets, and borrowers with a “CAMELS” rating of 4 or 5 may not access convertible advances. Convertible advances that are no longer subject to conversion are excluded from this limit. The FHLB has established criteria for the consideration of a higher convertible advances limit, not to exceed 20 percent of the borrower’s total assets. The Company’s convertible advances limit is currently 20 percent of total assets.

Qualifying collateral to be pledged to secure advances from the FHLB may include qualifying securities, loans, deposits, and stock of the FHLB owned by the Company. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures. At December 31, 2007, of its approximately $106 million available credit based lendable collateral value to serve against advances from the FHLB, the Company employed advances of $12.0 million, all of which was determined to be short-term when employed, and $69.0 million in a letter of credit used to secure public deposits as required or permitted by law. At December 31, 2007, the Company had approximately $25 million available credit based lendable collateral value to serve against advances from the FHLB.

FHLB letters of credit provide an attractive alternative to using traditional collateral for various transactions. Advantages of FHLB letters of credit include enhancing member liquidity (substituting letter of credit for securities as collateralization of public unit deposits) and utilization of residential mortgage loans as collateral for the letters of credit. However, using FHLB letters of credit reduces the Company’s available credit based on qualifying loans to serve as collateral. The Company uses the FHLB letter of credit for collateralization of public deposits.

The FHLB may assess fees and charges to cover costs relating to the receipt, holding, redelivery, and reassignment of the Company’s collateral. The FHLB publishes a schedule of these fees and charges on its website. In addition, the FHLB may assess fees to cover collateral verification reviews performed by, or on behalf of, the FHLB. Historically, the Company has not been charged any such fees and does not anticipate such fees, if assessed, would be significant.

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. Historically, the Company has not made full or partial repayment prior to maturity or the expiration of any interim interest rate period.

Capital

General.    The following table summarizes capital resource key performance indicators at and for the periods indicated (dollars in thousands, except common and per share data).

	At and for the years ended December 31,
	2007	2006
Total shareholders’ equity	$110,256	100,376
Average shareholders’ equity	106,615	95,077
Total shareholders’ equity to total assets	8.8%	8.7
Average shareholders’ equity as a percentage of average total assets	9.0	8.5
Cash dividends per common share	$0.77	0.73
Dividend payout ratio	30.76%	30.45

The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends.

The following table summarizes activity impacting shareholders’ equity during 2007 (in thousands).

At and for the year ended December 31, 2007
Shareholders’ equity, beginning of period	$100,376

Additions to shareholders’ equity
Net income	16,015
Net unrealized gains on investment securities	443
Stock option activity	834
Impact of defined benefit pension plan freeze	1,630

Total additions to shareholders’ equity	18,922

Reductions in shareholders’ equity
Impact of adoption of FASB No. 158	(4,116)
Cash dividends declared and paid	(4,926)

Total reductions in shareholders’ equity	(9,042)

Shareholders’ equity, end of period	$110,256

Accumulated Other Comprehensive Income (Loss). During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan. Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation. The following table summarizes the adjustments made to accumulated other comprehensive income (loss) during 2007 relative to the Company’s defined benefit pension plan (in thousands).

	Impact of adoption of FASB No. 158	Impact of freeze	Total
Accumulated other comprehensive income (loss), before income tax impact	$(6,334)	2,508	(3,826)
Income tax impact	2,218	(878)	1,340

Accumulated other comprehensive income (loss), after income tax impact	$(4,116)	1,630	(2,486)

Dividends.    For the years ended December 31, 2007 and 2006, cash dividends were declared by the Company’s Board of Directors and paid totaling $4.9 million, or $0.77 per common share, and $4.6 million, or $0.73 per common share, respectively. These dividends equate to dividend payout ratios of 30.76% and 30.45% for the same periods.

Regulatory Capital Requirements.    Under regulatory requirements, reported accumulated other comprehensive income / loss amounts do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital. As of December 31, 2007, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since December 31, 2007, there were no conditions or events of which management has been made aware that would materially change the Company’s or the Bank’s status.

Derivative Activities

Derivative transactions may be used by the Company to manage its interest rate sensitivity risks. The Company recognizes any such derivatives as either assets or liabilities on its Consolidated Balance Sheets and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

As part of its mortgage-banking activities, the Company originates certain mortgage loans and enters into forward sales commitments of closed mortgage loans in the secondary market at a future date at a specified price. The commitments to originate mortgage loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. At December 31, 2007 and 2006, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments was not significant.

Liquidity

General

Liquidity measures the Company’s ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to accommodate possible outflows in deposit accounts, meet loan requests and commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, capitalize on new business opportunities, and take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset—liability management.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, investment securities available for sale, and federal funds sold and resell agreements. Liability liquidity is provided by access to funding sources, which include deposits and borrowed funds. Each of the Company’s sources of liquidity is subject to various uncertainties beyond the control of the Company.

Cash Flow Needs

In the normal course of business, the Company enters into various transactions, some of which, in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Balance Sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. These commitments are provided to customers in the normal course of business. The Company also holds certain assets that are not included in its Consolidated Balance Sheets, including assets held in fiduciary or custodial capacity on behalf of its trust customers.

Lending Commitments. Unused lending availability is not recorded in the Company’s Consolidated Balance Sheets until funds are advanced. For commercial customers, lending commitments generally take the form of unused revolving credit arrangements to finance customers’ working capital requirements. For retail customers, lending commitments are generally unused lines of credit secured by residential property. At December 31, 2007, unused lending availability totaled $268.1 million.

Standby Letters of Credit. Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are typically for one year or less. The Company applies the same credit standards used in the lending process when extending letters of credit and evaluates its obligation to perform as a guarantor and records liabilities as deemed necessary. At December 31, 2007, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 was $11.2 million compared with $8.3 million at December 31, 2006. Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair value of such guarantees was material at December 31, 2007.

Derivatives. See Derivatives, included elsewhere in this item, for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to derivative loan commitments and its forward loan sales commitments.

Dividend Obligations.    The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. Palmetto Bancshares is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. Palmetto Bancshares and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of those dividends. The appropriate federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income.

Although the Company expects to make capital expenditures in years subsequent to 2008, as noted above, such requests and resulting approvals are reviewed by management on an annual basis. Therefore, the Company does not have a current estimate of capital expenditures for years subsequent to 2008. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

For the years ended December 31, 2007 and 2006, cash dividends were declared by the Company’s Board of Directors and paid totaling $4.9 million, or $0.77 per common share, and $4.6 million, or $0.73 per common share, respectively. The Company has historically paid dividends on a quarterly basis. These dividends equate to dividend payout ratios of 30.76% and 30.45% for the same periods. The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends. The Company’s management is currently committed to continuing to pay regular cash dividends. However, there can be no assurance as to future dividends because they are dependent on the Company’s financial condition, results of operations, cash flows, as well as capital and dividend regulations.

Noncontractual Capital Expenditure Obligations. See Item 2. Properties and Highlights, included elsewhere in this Item, for a discussion regarding the Company’s 2007 highlights with regard to its premises and equipment as well as its commitment for 2008 premises and equipment activities. Although the Company does enter into legally binding agreements for property services (with regard to construction) that specify specific terms of the agreement, such premises and equipment commitments are considered to be short-term in nature because they do not extend greater than one year.

In addition to capital expenditures anticipated during 2008 with regard to the Company’s premises and related equipment, annually, in conjunction with the Company’s budgeting process, capital expenditures are approved for the coming year. During the 2007 budgeting process, management approved $1.1 million in capital expenditures, not included in the highlights summarized above, relative to 2008 purchases. Such approvals include expenditures with regard to the upkeep and maintenance of existing properties and upgrades to the Company’s information systems. Generally, purchase obligations are not made in advance of such purchases. Efforts were made during the 2008 budgeting process to transfer equipment from consolidating banking offices to banking offices requesting such equipment instead of purchasing new equipment. If, once examined, such equipment’s condition does not allow for an equipment transfer, additional expenditures, in addition to the approved amounts, may be expended. Management does not anticipate that such additional expenditures will be material. Additionally, management does anticipate that requests will be made during 2008 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from operational cash flows of the Company.

Other Contractual Obligations. The following table summarizes other future contractual payment obligations of the Company, by period, as of December 31, 2007 (in thousands). Such obligations are in addition to liquidity needs associated with possible obligations summarized above in Off-Balance Sheet Agreements and Commitments.

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$815	3,817	3,299	16,933	24,864
Time deposit accounts	261,848	117,093	2,831	1,087	382,859

Total other contractual obligations	$262,663	120,910	6,130	18,020	407,723

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in this analysis, as they do not represent contractual obligations of the Company until exercised.

Real property operating lease obligations summarized in the preceding table:

•	Are net of payments to be received under a sublease agreement with a third party with regard to the Company’s previous Blackstock Road banking office.

•

Do not include amounts under the building lease and additional office space lease agreements that the Company executed in conjunction with the opening of the York County banking office as such obligations were not committed as of December 31, 2007.

•	Include obligations with regard to banking offices being consolidated that are lease by the Company. Management is considering options with regard to these leased locations.

•

Include the executed ground lease contract on which to put in service a nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina. This automatic teller machine is scheduled to be put into service during March 2008. The Company was obligated under this operating lease at December 31, 2007.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s business, financial condition, results of operations, and cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, costs beyond 2008 cannot be reasonably estimated at this time.

As discussed elsewhere in this item, The Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009. This relocation of the corporate offices will not impact the Company’s operating offices, which will remain at its existing Laurens location.

During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County. Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor’s land (one of which houses the temporary downtown Greenville banking office during construction). The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its previous downtown Greenville banking office. Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement discussed above. For purposes of the preceding table, the Company has assumed occupancy during January 2009. As such, the real property operating lease obligations in the preceding table include the Company’s obligations under its current lease with regard to its downtown Greenville banking office (through 2008) as well as the real property operating lease obligations related to the new corporate headquarters (anticipated to commence in 2009).

Prior to this demolition, the Company completed the upfit of, and relocated to, its temporary downtown Greenville banking office to be used during the construction of the Company’s new corporate headquarters for the operation of its business. The Bank owns the temporary banking office but leased additional temporary office space on East Coffee Street and temporary parking spaces. Obligations under noncancelable real property operating lease agreements are included in the table above.

The above contractual obligations table does not include obligations with regard to distributions from the Company’s defined benefit pension plan due to the fact that such obligations will be paid from separately identified and segregated assets.

Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except common and per share data)

	For the years ended December 31,			2007 to 2006 comparison
				Dollar variance	Percent variance
	2007	2006	2005
Interest income
Interest and fees on loans	$78,412	70,339	57,380	8,073	11.5%
Interest on investment securities available for sale	4,392	4,852	4,987	(460)	(9.5)
Interest on federal funds sold	678	1,071	251	(393)	(36.7)
Dividends on FHLB stock	155	184	165	(29)	(15.8)

Total interest income	83,637	76,446	62,783	7,191	9.4

Interest expense
Interest on deposits	30,232	24,980	14,392	5,252	21.0
Interest on retail repurchase agreements	539	731	493	(192)	(26.3)
Interest on commercial paper	1,110	867	439	243	28.0
Interest on other short-term borrowings	704	143	1,071	561	392.3
Interest on long-term borrowings	173	576	884	(403)	(70.0)

Total interest expense	32,758	27,297	17,279	5,461	20.0

Net interest income	50,879	49,149	45,504	1,730	3.5

Provision for loan losses	988	1,625	2,400	(637)	(39.2)

Net interest income after provision for loan losses	49,891	47,524	43,104	2,367	5.0

Noninterest income
Service charges on deposit accounts	8,050	8,086	8,045	(36)	(0.4)
Fees for trust and investment management and brokerage services	3,115	3,231	2,856	(116)	(3.6)
Mortgage-banking income	1,286	1,168	1,271	118	10.1
Investment securities gains	—	34	82	(34)	(100.0)
Other	4,417	4,759	4,129	(342)	(7.2)

Total noninterest income	16,868	17,278	16,383	(410)	(2.4)

Noninterest expense
Salaries and other personnel	25,548	23,591	21,890	1,957	8.3
Occupancy	1,548	1,537	1,428	11	0.7
Premises, furniture, and equipment leases and rentals	1,278	1,332	1,212	(54)	(4.1)
Premises, furniture, and equipment depreciation	1,950	2,033	2,003	(83)	(4.1)
Other premises, furniture, and equipment	1,878	1,873	1,630	5	0.3
Loss on disposition of premises, furniture, and equipment	346	9	9	337	3,744.4
Marketing	1,131	1,436	1,118	(305)	(21.2)
Amortization of core deposit intangibles	48	48	144	—	—
Other	8,618	9,740	9,331	(1,122)	(11.5)

Total noninterest expense	42,345	41,599	38,765	746	1.8

Net income before provision for income taxes	24,414	23,203	20,722	1,211	5.2
Provision for income taxes	8,399	7,962	6,942	437	5.5

Net income	$16,015	15,241	13,780	774	5.1%

Common and per share data
Net income—basic	$2.51	2.40	2.18	0.11	4.6%
Net income—diluted	2.47	2.37	2.15	0.10	4.2
Cash dividends	0.77	0.73	0.66	0.04	5.5
Book value	17.17	15.76	14.05	1.41	8.9

Weighted average common shares outstanding—basic	6,390,858	6,353,752	6,317,110
Weighted average common shares outstanding—diluted	6,477,663	6,421,742	6,417,358

Net interest margin for the year ended December 31, 2007 was 4.58% compared with 4.72% and 4.65% for the years ended December 31, 2006 and 2005, respectively. Average interest-earning assets increased $68.0 million, or 6.5% during fiscal year 2007.

Earnings resulted in a return on average shareholders’ equity of 15.02%, 16.03% and 16.06% for the years ended December 31, 2007, 2006, and 2005, respectively. Return on average assets was 1.35%, 1.37%, and 1.32% for the same periods.

Net Interest Income

General.    Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for the Company. The net interest margin measures how effectively the Company manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

Average Balance Sheets and Net Interest Income / Margin Analysis.    The following table summarizes the Company’s average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company’s interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the years ended December 31,
	2007			2006			2005
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Loans, net of unearned (1)	$989,128	$78,412	7.93%	898,028	70,339	7.83	833,353	57,380	6.89
Investment securities available for sale, nontaxable (2)	50,427	1,800	3.57	53,682	1,936	3.61	61,214	2,263	3.70
Investment securities available for sale, taxable (2)	54,330	2,592	4.77	66,713	2,916	4.37	71,495	2,724	3.81
Federal funds sold	13,675	678	4.96	20,935	1,071	5.12	7,218	251	3.48
FHLB stock	2,724	155	5.69	2,931	184	6.28	4,399	165	3.75

Total interest-earning assets	1,110,284	83,637	7.53	1,042,289	76,446	7.33	977,679	62,783	6.42

Noninterest-earning assets
Cash and due from banks	30,968			35,566			31,943
Allowance for loan losses	(8,344)			(8,681)			(8,012)
Premises and equipment, net	24,835			23,767			22,498
Goodwill	3,688			3,688			3,688
Core deposit intangibles	103			151			250
Accrued interest receivable	6,049			5,434			4,543
Other	15,267			12,339			11,308

Total noninterest-earning assets	72,566			72,264			66,218

Total assets	$1,182,850			1,114,553			1,043,897

Liabilities and shareholders’ equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Transaction and money market deposit accounts	$473,681	$14,129	2.98%	388,872	9,403	2.42	309,871	3,239	1.05
Savings deposit accounts	40,184	139	0.35	45,239	147	0.32	48,158	143	0.30
Time deposit accounts	360,025	15,964	4.43	387,939	15,430	3.98	367,918	11,010	2.99

Total interest-bearing deposits	873,890	30,232	3.46	822,050	24,980	3.04	725,947	14,392	1.98

Retail repurchase agreements	13,347	539	4.04	17,639	731	4.14	20,690	493	2.38
Commercial paper (Master notes)	27,295	1,110	4.07	21,009	867	4.13	18,833	439	2.33
Other short-term borrowings	13,036	704	5.40	2,987	143	4.79	30,843	1,071	3.47
Long-term borrowings	4,521	173	3.83	15,841	576	3.64	26,145	884	3.38

Total interest-bearing liabilities	932,089	32,758	3.51	879,526	27,297	3.10	822,458	17,279	2.10

Noninterest-bearing liabilities
Noninterest-bearing deposits	134,914			133,215			130,165
Accrued interest payable	2,496			2,248			1,441
Other	6,736			4,487			4,043

Total noninterest-bearing liabilities	144,146			139,950			135,649

Total liabilities	1,076,235			1,019,476			958,107
Shareholders’ equity	106,615			95,077			85,790

Total liabilities and shareholders’ equity	$1,182,850			1,114,553			1,043,897

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$50,879	4.58%		49,149	4.72		45,504	4.65

(1)	Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Federal Reserve Rate Influences.    The Federal Reserve influences the general market rates of interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The Company’s loan portfolio is significantly impacted by changes in the prime interest rate, and its borrowings portfolio is significantly impacted by changes in the federal funds interest rate, which is the cost of immediately available overnight funds. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate for the three year period ended December 31, 2007.

	Prime rate		Federal funds rate
	Change	Balance	Change	Balance
Rate, at December 31, 2004		5.25%		2.25

Increases in rate
February 2, 2005	0.25		0.25
March 22, 2005	0.25		0.25
May 3, 2005	0.25		0.25
June 30, 2005	0.25		0.25
August 9, 2005	0.25		0.25
September 21, 2005; September 20, 2005	0.25		0.25
November 1, 2005	0.25		0.25
December 13, 2005	0.25		0.25

Total increases in rate		2.00		2.00

Rate, at December 31, 2005		7.25%		4.25

Increases in rate
January 31, 2006	0.25		0.25
March 28, 2006	0.25		0.25
May 10, 2006	0.25		0.25
June 29, 2006	0.25		0.25

Total increases in rate		1.00		1.00

Rate, at December 31, 2006		8.25%		5.25

Decreases in rate
September 18, 2007	(0.50)		(0.50)
October 31, 2007	(0.25)		(0.25)
December 11, 2007	(0.25)		(0.25)

Total decreases in rate		(1.00)		(1.00)

Rate, at December 31, 2007		7.25%		4.25

Rate / Volume Analysis.    The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the year ended December 31, 2007 to the year ended December 31, 2006 (in thousands). The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change.

	For the year ended December 31, 2007 compared with the year ended December 31, 2006
	Change in volume	Change in rate	Total change
Interest-earnings assets
Loans (1)	$7,213	860	8,073
Investment securities available for sale	(667)	207	(460)
Federal funds sold	(361)	(32)	(393)
FHLB stock	(13)	(16)	(29)

Total interest income	$6,172	1,019	7,191
Interest-bearing liabilities
Interest-bearing deposits	$1,643	3,609	5,252
Retail repurchase agreements	(173)	(19)	(192)
Commercial paper	256	(13)	243
Other short-term borrowings	541	20	561
Long-term borrowings	(435)	32	(403)

Total interest expense	$1,832	3,629	5,461

Net interest income	$4,340	(2,610)	1,730

(1)	Calculated including mortgage loans held for sale, net of unearned income, excluding the allowance for loan losses

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net loans charged-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $988 thousand in 2007 compared with $1.6 million in 2006 and $2.4 million in 2005. See Financial Condition—Lending Activities, included elsewhere in this item, for further discussion regarding the Company’s accounting policies related to, factors impacting, and methodology for analyzing the adequacy of the Company’s allowance for loan losses and, therefore, its provision for loan losses.

Noninterest Income

General.    Noninterest income for the year ended December 31, 2007 decreased $410 thousand, or 2.4%, to $16.9 million from $17.3 million in the year ended December 31, 2006. Noninterest income for the year ended December 31, 2005 was $16.4 million.

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Service charges on deposit accounts	$8,050	8,086	8,045
Fees for trust and investment management and brokerage services	3,115	3,231	2,856
Mortgage-banking income	1,286	1,168	1,271
Investment securities gains	—	34	82
Other	4,417	4,759	4,129

Total noninterest income	$16,868	17,278	16,383

Service Charges on Deposit Accounts.    Service charges on deposit accounts comprise a significant component of noninterest income and totaled 1.6% of average transaction deposit accounts in 2007, 2.0% of average transaction deposit accounts in 2006, and 2.4% of average transaction deposit accounts in 2005. Management believes that the declining trend in service charges on deposit accounts is primarily related to longer-term structural changes to the payments business colliding with adverse short-term changes that impact the growth of deposits in general and free deposits specifically. Additionally, in response to decreasing deposit levels, the financial services industry in general has taken increasingly aggressive action, including giveaway services, in pursuit of luring deposits away from competitors or retaining balances that are at risk. Services that the Company initially developed as fee income opportunities, such as Internet banking and bill payment service, are now free. The Company periodically monitors competitive fee schedules and examines alternative opportunities to ensure that the Company realizes the maximum contribution to income from service charges on deposit accounts.

Fees for Trust and Investment Management and Brokerage Services.    The following table summarizes the mix of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Fees for trust and investment management services	$2,446	2,526	2,265
Fees for brokerage services	669	705	591

Total fees for trust and investment management and brokerage services	$3,115	3,231	2,856

The slight decline in fees for trust and investment management services during 2007 over those in 2006 was the result of changes in market valuation, thereby reducing the base on which fees are earned, as well as declined opportunities for estate fees. The Bank’s trust department serves as executor of its customers’ estates and administers the deceased’s estate based on his or her wishes. The Company earns fees for providing these services. Our services as executor declined in 2007, which resulted in less fees during the year ended December 31, 2007. Fees for brokerage services declined during 2007 over those in 2006 primarily as a result of declined trading volume.

The following table summarizes trust and investment management and brokerage assets under management at the dates indicated (in thousands).

	December 31,
	2007	2006	2005
Trust and investment management assets	$312,503	313,220	281,191
Brokerage assets	207,336	169,462	151,211

Total trust and investment management and brokerage assets	$519,839	482,682	432,402

Mortgage-Banking Income.    The Company sells most of the residential mortgage loans it originates in the secondary market and retains servicing rights. Mortgage loans serviced for the benefit of others amounted to $346.3 million, $325.1 million, and $304.2 million at December 31, 2007, 2006, and 2005 respectively.

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Mortgage-servicing fees	$834	784	716
Gain on sale of mortgage loans held for loans	796	772	968
Mortgage-serciving right amortization, impairment, and recoveries	(511)	(604)	(620)
Other mortgage-banking income	167	216	207

Total mortgage-banking income	$1,286	1,168	1,271

The increase in mortgage-servicing fees correlates to the increase in mortgage loans serviced for others. Mortgage loans serviced for the benefit of others increased 6.5% at December 31, 2007 compared with December 31, 2006 while mortgage-servicing fees increased 6.4% during 2007 compared with 2006.

During June 2005, the Company securitized and sold approximately $10 million of its residential mortgage loans from the Company’s retained loan portfolio. The goal of this securitization was to provide enhanced liquidity, to improve capital ratios, and to provide growth in revenues from mortgage-servicing activities. In addition, the Company sold approximately $4 million of residential mortgage loans during June 2005 from the loans receivable portfolio. These transactions, as well as increases in mortgage loan sales in the normal course of business during 2005, contributed to increased gains on sale of loans. The Company engaged in no mortgage loan securitizations during 2006 or 2007.

Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio declined over the three year period ended December 31, 2007. During the first 32 months of this 36 month period, interest rates were on the rise. As a result, refinancing activity slowed. Therefore, the component of mortgage-servicing rights amortization, impairment, and recoveries related to refinancing activity (prepayment speeds) slowed as well thereby positively impacting the amortization, impairment, and recoveries within the Company’s mortgage-servicing rights portfolio. Although the Federal Reserve Open Market Committee decreased rates 100 basis points through three reductions beginning in September 2007, due to the timing of the decreases, the Company did not experience any significant impacts with regard to the amortization, impairment, and recoveries within the mortgage-servicing rights portfolio during 2007. Since December 31, 2007, the Federal Reserve was decreased rates an additional 125 basis points. The Company anticipates that this combined decline in interest rates may result in an increase in loan prepayments, and therefore increased amortization, impairment, and recoveries, within the mortgage-servicing rights portfolio in the foreseeable future.

Other.    Several factors impacted the comparability of other noninterest income during the year ended December 31, 2007 compared with 2006.

During 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a gross income and expense method to a net income method. The following table summarizes the related account for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Merchant income	$232	750	1,018
Merchant expense	(20)	(495)	(797)

Total merchant income, net	$212	255	221

Merchant discount income is included in Other Noninterest Expense on the Consolidated Statements of Income. Although the fluctuation in net merchant accounts had relatively little impact on the Company’s Consolidated Statements of Income over the periods noted, the change in recording method did impact the breakout within the Other Noninterest Income and Other Noninterest Expense financial statement line items.

The following table adjusts reported other noninterest income for the merchant discount income accounts (in thousands). After adjusting for this account, other noninterest income increased $176 thousand, or 4.4%, during the year ended December 31, 2007 over the same period of 2006.

	For the years ended December 31,
	2007	2006	2005
Other noninterest income	$4,417	4,759	4,129
Merchant discount income	(232)	(750)	(1,018)

Total other noninterest income, adjusted	$4,185	4,009	3,111

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

Noninterest Expense

General.    Noninterest expense for the year ended December 31, 2007 increased $746 thousand, or 1.8%, to $42.3 million from $41.6 million in the year ended December 31, 2006. Noninterest expense for the year ended December 31, 2006 was $38.8 million.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Salaries and other personnel	$25,548	23,591	21,890
Occupancy	1,548	1,537	1,428
Premises, furniture, and equipment leases and rentals	1,278	1,332	1,212
Premises, furniture, and equipment depreciation	1,950	2,033	2,003
Other premises, furniture, and equipment	1,878	1,873	1,630
Loss on disposition of premises, furniture, and equipment	346	9	9
Marketing	1,131	1,436	1,118
Amortization of core deposit intangibles	48	48	144
Other	8,618	9,740	9,331

Total noninterest expense	$42,345	41,599	38,765

Salaries and Other Personnel.    Comprising 60.3% of noninterest expense during fiscal year 2007 and 56.7% of noninterest expense during fiscal year 2006, salaries and other personnel expense increased by $2.0 million in 2007 compared with 2006. This increase resulted from several factors, both recurring and nonrecurring in nature.

Annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Boiling Springs banking office during 2006 contributed to the increase in salaries and other personnel expense in both 2007 and 2006. The Bank celebrated the grand opening of its Boiling Springs banking office on October 16, 2006.

The Company uses split-dollar life insurance arrangements to provide retirement and death benefits to key employees. FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position be reported as an asset. The Company previously recorded the amount that could be realized under the insurance contract as of the date of the statement of financial position as expense in the Bank’s Consolidated Statement of Income. During 2007, the Company recorded cash surrender value of approximately $900 thousand in Other Assets on the Consolidated Balance Sheets with an offsetting entry to income (as these amounts had been expensed since the agreements’ inception) with regard to these policies.

During 2007, in conjunction with the audit of the Company’s 401(k) Plan, an administrative error was discovered that had occurred since the Plan’s inception and resulted in participants being denied the opportunity to fully defer the appropriate amount of compensation under the plan. During the third and fourth quarters of 2007, the Company calculated and accrued the denied deferral amount and the resulting employer match, including missed earnings, and believes those amounts total approximately $1.6 million through September 30, 2007. Such amounts were recorded within Salaries and Other Personnel Expense on the Consolidated Statements of Income for the year ended December 31, 2007. The Company contributed these amounts to each participant’s account during the fourth quarter of 2007.

Impacting the increase in salaries and other personnel expense during 2006 over 2005 was continued increases in medical insurance premiums due to the increasing number of employees as well as increased premiums. Medical insurance expense increased $322 thousand over these periods. Full time equivalent employees increased from 387 at December 31, 2005 to 400 at December 31, 2006.

The increase in salaries and other personnel expense during 2006 was also impacted by the Company’s adoption of the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (Revised 2004),”

on January 1, 2006. During 2006, the Company recognized compensation cost of $163 thousand with regard to all equity based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Other Premises, Furniture, and Equipment.    Although other premises, furniture, and equipment increased $243 thousand in the aggregate during 2006 over 2005, there were no unusual or infrequent events or transactions or any significant economic changes that materially impacted accounts comprising this financial statement line item.

Loss on Disposition of Premises, Furniture, and Equipment.    During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County. Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor’s land (one of which houses the temporary downtown Greenville banking office during construction). The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. The Company wrote off $346 thousand in leasehold improvements and equipment during the third quarter of 2007 in conjunction with the demolition of its old downtown Greenville banking office.

Marketing.    Marketing expense decreased $305 thousand during 2007 compared with 2006 primarily due to marketing costs incurred during the third quarter of 2006 in conjunction with the Company’s 100-year anniversary celebration. Absent these 2006 expenses, marketing expense over the three year period ended December 31, 2007 has remained relatively unchanged.

Other.    During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing. At December 31, 2006, the Bank had exposure, and reserved for in Other Noninterest Expense in the Consolidated Statements of Income, of approximately $174 thousand related to items uncollected at that date. Subsequently, in 2007, the Bank collected virtually all of these items. Therefore, this reserve was reversed during the first quarter of 2007.

Provision for Income Taxes

Income tax expense totaled $8.4 million for the year ended December 31, 2007, compared with $8.0 million for the year ended December 31, 2006, and $6.9 million for the year ended December 31, 2005. The Company’s effective tax rate was 34.4% in 2007, 34.3% in 2006, and 33.5% in 2005. The Company anticipates the effective income tax rate to increase to between 35.5% and 36.5% for 2008.

Recently Issued / Adopted Accounting Pronouncements

See Item 8. Financial Statements and Supplementary Data, Note 1 for discussion regarding recently issued and recently adopted accounting pronouncements and their expected impact on the Company’s business, financial condition, results of operations, and cash flows.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. Due to the nature of its operations, the Company is primarily exposed to interest rate risk and, to a lesser extent, liquidity risk.

Interest rate risk on the Company’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The Company seeks to avoid fluctuations in its net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee, which oversees market risk management and establishes risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its impact on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships.

The Company utilizes a simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected balance sheet. Other interest rate related risks such as prepayment, basis and option risk are also considered in the model.

The Asset and Liability Committee continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities to mitigate potential market risk.

As of December 31, 2007, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points.

Interest rate scenario	Percentage change in net interest income from base
Up 200 basis points	(4.07)%
Up 100 basis points	(2.00)
Down 100 basis points	1.62
Down 200 basis points	3.05

Overall, the model results indicate that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2007.

Elliott Davis, LLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2007, has issued an audit report on our internal control over financial reporting. Their report, which expresses an unqualified opinion, is included in this Annual Report on Form 10-K. Elliott Davis, LLC’s audit was performed in accordance with standards of the Public Company Accounting Oversight Board (United States).

L. Leon Patterson	Paul W. Stringer
Chairman and Chief Executive Officer	President and Chief Operating Officer
(Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Laurens, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

Greenville, South Carolina

March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Laurens, South Carolina

We have audited the internal control over financial reporting of Palmetto Bancshares, Inc and subsidiary (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion thereon.

Greenville, South Carolina

March 11, 2008

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except common and per share data )

	December 31,
	2007	2006
Assets
Cash and cash equivalents
Cash and due from banks	$41,769	43,084
Federal funds sold	10,463	3,582

Total cash and cash equivalents	52,232	46,666

FHLB stock, at cost	2,617	2,599
Investment securities available for sale, at fair market value	95,715	116,567
Mortgage loans held for sale	5,006	1,675

Loans	1,044,770	945,913
Less: allowance for loan losses	(7,418)	(8,527)

Loans, net	1,037,352	937,386

Premises and equipment, net	25,133	24,494
Goodwill	3,691	3,691
Core deposit intangibles	79	127
Accrued interest receivable	6,655	6,421
Other	19,697	13,510

Total assets	$1,248,177	1,153,136

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$135,111	133,623
Interest-bearing	923,683	859,958

Total deposits	1,058,794	993,581

Retail repurchase agreements	11,280	14,427
Commercial paper (Master notes)	26,326	20,988
Other short-term borrowings	30,000	6,000
Long-term borrowings	—	10,000
Accrued interest payable	2,042	1,584
Other	9,479	6,180

Total liabilities	1,137,921	1,052,760

Commitments and contingencies (Note 15)

Shareholders’ equity
Common stock—par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,421,765 and 6,367,450 at December 31, 2007 and 2006, respectively	32,109	31,837
Capital surplus	1,664	1,102
Retained earnings	79,221	68,132
Accumulated other comprehensive loss, net of tax	(2,738)	(695)

Total shareholders’ equity	110,256	100,376

Total liabilities and shareholders’ equity	$1,248,177	1,153,136

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except common and per share data)

	For the years ended December 31,
	2007	2006	2005
Interest income
Interest and fees on loans	$78,412	70,339	57,380
Interest on investment securities available for sale:
Government-sponsored enterprises (taxable)	1,390	1,963	834
State and municipal (nontaxable)	1,800	1,936	2,263
Mortgage-backed (taxable)	1,202	953	1,890
Interest on federal funds sold	678	1,071	251
Dividends on FHLB stock	155	184	165

Total interest income	83,637	76,446	62,783

Interest expense
Interest on deposits	30,232	24,980	14,392
Interest on retail repurchase agreements	539	731	493
Interest on commercial paper	1,110	867	439
Interest on other short-term borrowings	704	143	1,071
Interest on long-term borrowings	173	576	884

Total interest expense	32,758	27,297	17,279

Net interest income	50,879	49,149	45,504
Provision for loan losses	988	1,625	2,400

Net interest income after provision for loan losses	49,891	47,524	43,104

Noninterest income
Service charges on deposit accounts	8,050	8,086	8,045
Fees for trust and investment management and brokerage services	3,115	3,231	2,856
Mortgage-banking income	1,286	1,168	1,271
Investment securities gains	—	34	82
Other	4,417	4,759	4,129

Total noninterest income	16,868	17,278	16,383

Noninterest expense
Salaries and other personnel	25,548	23,591	21,890
Occupancy	1,548	1,537	1,428
Premises, furniture, and equipment leases and rentals	1,278	1,332	1,212
Premises, furniture, and equipment depreciation	1,950	2,033	2,003
Other premises, furniture, and equipment	1,878	1,873	1,630
Loss on disposition of premises, furniture, and equipment	346	9	9
Marketing	1,131	1,436	1,118
Amortization of core deposit intangibles	48	48	144
Other	8,618	9,740	9,331

Total noninterest expense	42,345	41,599	38,765

Net income before provision for income taxes	24,414	23,203	20,722
Provision for income taxes	8,399	7,962	6,942

Net income	$16,015	15,241	13,780

Common and per share data
Net income per common share—basic	$2.51	2.40	2.18
Net income per common share—diluted	2.47	2.37	2.15
Cash dividends per common share	0.77	0.73	0.66
Book value per common share	17.17	15.76	14.05

Weighted average common shares outstanding—basic	6,390,858	6,353,752	6,317,110
Weighted average common shares outstanding—diluted	6,477,663	6,421,742	6,417,358

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(dollars in thousands, except common and per share data)

Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2004	6,297,285	$31,486	$448	$47,923	$905	$80,762

Net income	13,780	13,780
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,102	(1,761)
Reclassification adjustment included in net income, net of tax impact of $32	(50)
Net unrealized losses on investment securities available for sale	(1,811)

Comprehensive income	11,969
Cash dividend declared and paid ($0.66 per share)	(4,171)	(4,171)
Stock option activity	34,050	170	211	381

Balance at December 31, 2005	6,331,335	$31,656	$659	$57,532	$(906)	$88,941

Net income	15,241	15,241
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $145	232
Reclassification adjustment included in net income, net of tax impact of $13	1	(21)
Net unrealized gains on investment securities available for sale	211

Comprehensive income	15,452
Cash dividend declared and paid ($0.73 per share)	(4,641)	(4,641)
Compensation expense related to stock options	163	163
Stock option activity	36,115	181	280	461

Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income	16,015	16,015
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $277	443	443

Defined benefit pension plan
Impact of adoption of FASB No. 158, net of tax impact of $2,218	(4,116)
Impact of defined benefit pension plan freeze, net of tax impact of $878	1,630

Net unrealized losses relating to the defined benefit pension plan	(2,486)

Comprehensive income	13,972
Cash dividend declared and paid ($0.77 per share)	(4,926)	(4,926)
Compensation expense related to stock options	132	132
Stock option activity	54,315	272	430	702

Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Operating Activities
Net income	$16,015	15,241	13,780
Adjustments to reconcile net income to net cash provided by operating activities
Premises, furniture, and equipment depreciation	1,950	2,033	2,003
Loss on disposition of premises, furniture, and equipment	346	9	9
Amortization of core deposit intangibles	48	48	144
Amortization of unearned discounts / premiums on investment securities available for sale, net	74	(103)	77
Amortization of unearned discounts / premiums on mortgage-backed securities, net	175	140	397
Investment securities gains	—	(34)	(82)
Provision for loan losses	988	1,625	2,400
Originations of mortgage loans held for sale	(52,088)	(39,877)	(52,441)
Proceeds from sales of mortgage loans held for sale	58,881	43,795	54,417
Gains on sales of mortgage loans held for sale, net	(796)	(772)	(968)
Writedowns and losses on sales of real estate acquired in settlement of loans	180	146	219
Compensation expense related to stock options granted	132	163	—
Deferred income tax expense	728	768	758
Increase in accrued interest receivable and other assets, net	(2,041)	(3,082)	(4,140)
Increase (decrease) in accrued interest payable and other liabilities, net	3,029	(284)	2,161

Net cash provided by operating activities	27,621	19,816	18,734
Investing Activities
Proceeds from maturities and calls of investment securities available for sale	40,090	14,297	6,372
Proceeds from sales of investment securities available for sale	—	13,073	88,367
Purchases of investment securities available for sale	(22,333)	(11,545)	(61,407)
Purchases of mortgage-backed investment securities available for sale	(1,646)	(11,207)	(19,641)
Repayments on mortgage-backed investment securities available for sale	5,212	5,143	14,587
Purchases of FHLB stock	(1,170)	(158)	(5,761)
Redemptions of FHLB stock	1,152	1,345	5,841
Increase in loans, net	(120,312)	(81,555)	(109,538)
Proceeds on sales of real estate acquired in settlement of loans	2,707	1,451	1,283
Purchases of premises and equipment, net	(2,935)	(3,860)	(2,547)

Net cash used in investing activities	(99,235)	(73,016)	(82,444)
Financing Activities
Increase in transaction, money market, and savings deposit accounts, net	61,938	105,628	58,228
Increase (decrease) in time deposit accounts, net	3,275	(15,430)	17,708
Increase (decrease) in retail repurchase agreements, net	(3,147)	(2,301)	331
Increase in commercial paper, net	5,338	3,073	864
Increase (decrease) in other short-term borrowings	24,000	(11,900)	1,900
Repayments of long-term borrowings	(10,000)	(13,000)	(7,000)
Proceeds from stock option activity	702	461	381
Cash dividends declared and paid on common stock	(4,926)	(4,641)	(4,171)

Net cash provided by financing activities	77,180	61,890	68,241

Net increase of cash and cash equivalents	5,566	8,690	4,531
Cash and cash equivalents, beginning of the period	46,666	37,976	33,445

Cash and cash equivalents, end of the period	$52,232	46,666	37,976

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$32,300	26,988	17,046

Income taxes	6,968	7,426	6,592

Significant noncash investing and financing activities
Net unrealized gains (losses) on investment securities available for sale, net of tax	$443	211	(1,811)

Loans transferred to real estate acquired in settlement of loans, at fair market value	10,030	294	1,096

Loans securitized into mortgage-backed securities	—	—	13,952

Impact of adoption of FASB No. 158, net of tax	(4,116)	—	—

Impact of defined benefit pension plan freeze, net of tax	1,630	—	—

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares is a regional financial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily within the foothills of the Blue Ridge Mountains in northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc., the Company, which includes its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary, Palmetto Capital. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or its subsidiary in a fiduciary or agency capacities for customers are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Business Segments

The Company adheres to the provisions of the Financial Accounting Standards Board’s SFAS No. 131. Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information about the way that the operating segments were determined, among other items.

The Company considers business segments by analyzing distinguishable components that are engaged in providing individual products, services or groups of related products or services and that are subject to risks and returns that are different from those of other business segments. To this end, when determining whether products and services are related, the Company considers the nature of the products or services, the nature of the production processes, the type or class of customer for which the products or services are designed, and the methods used to distribute the products or provide the services.

At December 31, 2007 and 2006, the Company determined it had one reportable operating segment, banking. As such, separate segment information is not presented within this Annual Report on Form 10-K as management believes that the Company’s Financial Statements and Supplementary Data report the information required by SFAS No. 131 with regard to the Company’s operating segment, banking.

Use of Estimates

In preparing its Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the year ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior years’ net income or retained earnings as previously reported.

During 2007, in an effort to provide more transparent information to readers of financial statements, the Company reclassified certain expenses relating to the operation of its automatic teller machines, the Company’s operation of its Internet banking product, and to the Company’s offering of merchant and cardholder services. For reporting years ended prior to December 31, 2007, such amounts were reported net of related income within the Other Noninterest Income financial statement line item within the Consolidated Statements of Income. Within this Annual Report on Form 10-K for the year ended December 31, 2007 such expenses have been reclassified, resulting in prior period reclassifications, and are reported gross within the Other Noninterest Expense financial statement line item within the Consolidated Statements of Income.

Additionally, for reporting years ended prior to December 31, 2007, net gains / losses on disposition of premises, furniture, and equipment were aggregated and reported within the Other Noninterest Income financial statement line item on the Consolidated Statements of Income. Due to the materiality of this financial statement line item for the year ended December 31, 2007, the Company decided to separately present this information in an effort to provide more transparent information to readers of the financial statements. Within this Annual Report on Form 10-K for the year ended December 31, 2007, net gains / losses on disposition of premises, furniture, and equipment have been reclassified, resulting in prior period reclassifications, and are reported as a separate financial statement line item within the Noninterest Expense section of the Consolidated Statements of Income.

The following table summarizes the Company’s Consolidated Statements of Income for the years ended December 31, 2006 and 2005 as then reported prior to these reclassifications (in thousands).

	For the years ended December 31,
	2006	2005
Noninterest income
Service charges on deposit accounts	$8,086	8,045
Fees for trust and brokerage services	3,231	2,856
Mortgage-banking income	1,168	1,271
Investment securities gains	34	82
Other	3,995	3,148

Total noninterest income	$16,514	15,402

Noninterest expense
Salaries and other personnel	$23,591	21,890
Occupancy	1,537	1,428
Furniture and equipment	1,873	1,630
Premises and equipment leases and rentals	1,332	1,212
Premises and equipment depreciation	2,033	2,003
Marketing	1,436	1,118
Amortization of core deposit intangibles	48	144
Other	8,985	8,359

Total noninterest expense	$40,835	37,784

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

FHLB Stock

The FHLB System is under the jurisdiction of the Federal Housing Finance Board. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. A member’s FHLB capital stock requirement is an amount equal to the sum of a membership requirement and an activity-based requirement as described in the FHLB’s Capital Plan. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The carrying value of FHLB stock approximates fair value.

Investment Securities Available for Sale

The Company accounts for its investment securities in accordance with SFAS No. 115. SFAS No. 115 addresses accounting and reporting requirements for investments in equity securities that have readily determinable fair market values other than those accounted for under the equity method, those accounted for as investments in consolidated subsidiaries, and all investments in debt securities. Under SFAS No. 115, investments are classified into three categories. Held to maturity investment securities include debt securities that the Company has the intent and ability to hold until maturity and are reported at amortized cost. Trading investment securities include debt and equity securities that are bought and held for the purpose of sale in the near term and are reported at fair market value with unrealized gains and losses included in earnings. Available for sale investment securities include debt and equity investment securities that, at the time of purchase, the Company determines may be sold at a future date or which the Company does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on available for sale investment securities, reflecting a decline in value determined to be other-than-temporary, are charged to expense. Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

The Company periodically evaluates its investment securities portfolio for other-than-temporary impairment. If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to income, and a new cost basis is established. Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer. Impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair market value recovers and evidence supporting the recovery outweighs evidence to the contrary.

See Note 3 for further discussion regarding the Company’s investment securities available for sale portfolio.

Loans

Interest income on loans includes amortization of deferred loan fees and costs over the loan term and is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan becomes 90 days delinquent. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by management. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is in nonaccrual status, interest is recognized as cash is received. Loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the FHLB under its Mortgage Partnership Program, the FHLMC, and other institutional investors. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of management, and to develop a source of fee income through the servicing of loans.

Loans, excluding mortgage loans held for sale, are carried at principal amounts outstanding net of unearned amounts. Mortgage loans originated with the intent of sale are reported at the lower of cost or estimated fair value on an aggregate loan basis. Net unrealized losses, if necessary, are provided for in a valuation allowance charged to income. Gains or losses realized on the sale of mortgage loans are recognized at the time of sale and are determined by the difference between the net sale proceeds and the carrying value of loans sold.

Loan Fees and Costs.    In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until such time that the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off.

See Note 4 for further discussion regarding the Company’s loan portfolio.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company reviews all sales of loans by evaluating specific terms in the sales documents and believes that the criteria discussed above with regard to qualification for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, we have no recourse with these loans except in the case of fraud. The Company typically retains mortgage-servicing rights related to sold loans.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with SFAS No. 114, as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific lending risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific loans. However, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: specific allowances established for probable losses on specific loans, historical allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, and unallocated general allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

Mortgage loans held for sale are not included in the Company’s allowance for loan losses model due to the short-term nature of these instruments.

See Note 4 for further discussion regarding the Company’s allowance for loan losses.

Impaired Loans.    The Bank accounts for its impaired loans in accordance with SFAS No. 114, as amended by SFAS No. 118, which requires that creditors value all specifically reviewed nonhomogenous loans, for which it is probable that the creditors will be unable to collect all amounts due according to the terms of the loan agreements, at their respective fair values. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate.

The Company considers a loan to be impaired when, based upon current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include loans identified as impaired through review of its nonhomogeneous portfolio and troubled debt restructurings. SFAS No. 114 specifically states that the pronouncement need not be applied to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Thus, the Company determined that SFAS No. 114 does not apply to its installment, credit card, or residential mortgage loan portfolios, except that it may choose to apply such provision to certain specific larger loans as determined by management. Specific allowance for loan losses amounts are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair market value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Impairment losses are recognized through a charge to the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair market value of the collateral properties for impaired loans are also recognized through a charge to the allowance for loan losses and a corresponding charge to the provision for loan losses. When an impaired loan is sold, transferred to the Company’s real estate acquired in settlement of loans portfolio, or written-down, any specific allowance for loan losses amounts is removed, as it is no longer necessary to properly record the loan at its fair value.

See Note 4 for further discussion regarding the Company’s impaired loans.

Premises and Equipment, net

Land is reported at cost. Building and improvements, furniture and equipment, and software are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related property. Estimated lives range from twelve to thirty-nine years for buildings and

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

improvements and from five to twelve years for furniture and equipment. Estimated lives range from three to five years for computer software. Estimated lives of Bank automobiles are typically five years. Estimating the useful lives of premises and equipment include a component of management judgment. Leasehold improvements are generally depreciated over the lesser of the term of the respective lease or the estimated useful lives of the improvements.

Depreciation with regard to improvements to premises and equipment leased by the Company is recorded in accordance with Emerging Issues Task Force Abstract No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”

Maintenance and repairs of such assets are charged to expense as incurred. Improvements that extend the useful lives of the respective assets are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes as allowed by taxing authorities.

See Note 5 for further discussion regarding the Company’s premises and equipment.

Goodwill and Core Deposit Intangibles

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Prior to 2002, goodwill was amortized over its estimated life using the straight line method or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses. The Company performs its annual impairment testing as of June 30. The Company’s impairment testing as of June 30, 2007, June 30, 2006, and June 30, 2005 indicated that no impairment charge was required as of those dates.

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets include goodwill and core deposit intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life.

See Note 6 for further discussion regarding the Company’s core deposit intangible assets.

Mortgage-Servicing Rights Portfolio

The Company accounts for its mortgage-servicing rights portfolio in accordance with SFAS No. 156 which requires the Company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when the transfer of financial assets meets the requirements for sale accounting, when the servicer’s financial assets are transferred to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, or when a transfer occurs as a result of an acquisition or assumption of an obligation to service a

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Effective January 1, 2007, the Company elected the amortization measurement method for the measurement of servicing assets and liabilities. The Company’s mortgage-servicing rights portfolio is included in Other Assets on the Consolidated Balance Sheets.

In November 2007, the SEC issued SAB No. 109 which expressed the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105 provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB No. 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The staff expects registrants to apply the views in SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. During 2007, the Company measured the fair value of derivative loan commitments in accordance with SAB No. 105. The Company is currently evaluating the impact that the adoption of SAB No. 109 will have on its financial position, results of operations, and cash flows.

The Company utilizes the expertise of a third party consultant on a quarterly basis to assess the portfolio’s value including, but not limited to, capitalization, impairment, and amortization rates. The consultant utilizes estimates for the amount and timing of estimated prepayment rates, loan loss experience, costs to service loans, and discount rates to determine an estimate of the fair value of the Company’s mortgage-servicing rights portfolio. Management believes that the modeling techniques and assumptions used by the consultant are reasonable. Amortization of the mortgage-servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio, such as loan types, interest rate stratification, and recent prepayment experience. Impairment valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each stratum of the mortgage-servicing rights portfolio, which is segregated based on predominate risk characteristics, including interest rate and loan type. The Company’s established impairment valuation allowance records estimated impairment for the mortgage-servicing rights portfolio. Subsequent increases in value are recognized by the Company to the extent of the impairment valuation allowance.

See Note 7 for further discussion regarding the Company’s mortgage-servicing rights portfolio.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans is recorded, when acquired, in Other Assets on the Consolidated Balance Sheets at the lower of cost or fair market value minus estimated selling costs, establishing a new cost basis. Fair market value of such real estate is reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair market value less estimated costs to sell. Writedowns resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged to the Company’s result of operations. Costs relating to the development and improvement of such property are capitalized.

See Note 8 for further discussion regarding the Company’s real estate acquired in settlement of loans.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets including, but not limited to, premises and equipment, for impairment when events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceed its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value.

During 2007, the Bank completed its purchase of real estate on which to construct and relocate its existing Pendleton banking office in Anderson County. Ground was broken on this site in July 2007, and the grand opening for this office occurred in February 2008. Additionally, during the first quarter of 2008, the Bank announced that it will consolidate its existing banking office network from 32 to 28 banking offices, effective during the second quarter of 2008 and contracted to purchase property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office. Management is currently considering options with regard to the previous Pendleton banking office that is owned by the Company, the premises relating to each consolidating banking offices, three of which are leased and one of which is owned by the Company, and the current Greer banking office that is leased by the Company. As such, no determination has yet been made with regard to possible impairment related to such premises and equipment. The book value of these properties totaled $1.7 million at December 31, 2007.

The Company recorded no impairment loss relative to its long-lived assets for the years ended December 31, 2007 and December 31, 2006.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. The Company had no such assets at December 31, 2007 or December 31, 2006. The Company anticipates that it will classify two parcels of land to be purchased from the Company in conjunction with the construction of its corporate headquarters in downtown Greenville banking as held for sale during 2008.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held for sale and used until disposed. The Company had no such assets at December 31, 2007 or December 31, 2006.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

FHLB Borrowings

FHLB borrowings are a source of funding which the Company utilizes, if needed, depending on the Company’s unused FHLB borrowing capacity and the availability of collateral to secure FHLB borrowings. The Company uses these borrowings to fund increases in interest-earning assets in times of declines in alternative funding sources. Short-term borrowings typically represent overnight borrowings, and long-term borrowings typically have maturities greater than one year when made. Interest rates on such borrowings vary in response to general economic conditions.

The FHLB generally will establish credit availability for each creditworthy institution. Credit availability is not a formal commitment to extend credit but an indication of the amount of credit the Bank is willing to extend to a borrower. The FHLB monitors each borrower’s credit availability on a periodic basis and may make adjustments to the credit availability as needed. The amount of a borrower’s credit availability is contingent upon a number of factors, including but not limited to, continued financial soundness of the borrower and adequacy of the amount of collateral available to secure new advances. The FHLB, in its sole discretion, may rescind a borrower’s credit availability at any time.

The FHLB has generally established an overall credit limit for each borrower, which caps the amount of credit availability to such borrower. This limit is designed to mitigate the FHLB’s credit exposure to an individual borrower, while encouraging borrowers to diversify their funding sources. Generally, this credit limit may not exceed 50 percent of the borrower’s total assets. In addition, a borrower’s eligibility to borrow in excess of 30 percent of assets is subject to its meeting eligibility criteria outlined in the Credit and Collateral Policy.

The FHLB has established a limit on the amount of convertible advances available to each borrower. Generally, the limit for borrowers with a “CAMELS” rating of 1 or 2 is 15 percent of the borrower’s total assets, the limit for borrowers with a “CAMELS” 3 rating is 10 percent of total assets, and borrowers with a “CAMELS” rating of 4 or 5 may not access convertible advances. Convertible advances that are no longer subject to conversion are excluded from this limit. The FHLB has established criteria for the consideration of a higher convertible advances limit, not to exceed 20 percent of the borrower’s total assets. The Company’s convertible advances limit is currently 20 percent of total assets.

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. Historically, the Company has not made full or partial repayment prior to maturity or the expiration of any interim interest rate period and, therefore, has not been assessed any such fees.

See Note 10 for further discussion regarding the Company’s borrowings from the FHLB.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. In accordance with SFAS No. 130, the Company has elected to disclose changes in comprehensive income in its Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company files a consolidated income tax return with its subsidiary. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

See Note 11 for further discussion regarding the Company’s income taxes.

Net Income per Common Share

Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of stock options granted. A reconciliation of the weighted average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 14.

Employee Benefit Plan—Defined Benefit Pension Plan

Historically, as part of its comprehensive employment program, the Company offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least twelve months of continuous service and having attained age 21. The plan was originally designed to produce a designated retirement benefit, and benefits were fully vested after five years of service. No vesting occurred until five years of service had been achieved. The Company’s trust department administers the plan’s assets. Contributions to the plan were made as required by the Employee Retirement Income Security Act of 1974.

During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan. Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. As such, at December 31, 2007, the Company’s pension obligation is lower than in previous periods. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation.

In September 2006, the FASB issued SFAS No. 158, which amends SFAS No. 87 and SFAS No. 106. The Company adopted SFAS No. 158, recognizing the funded status of its defined benefit pension plan and providing the additional required disclosures, as of the year ended December 31, 2007. See Recently Adopted Accounting Pronouncements, elsewhere in this Note, for further discussion regarding the issuance and adoption of this pronouncement. Additionally, see Note 12 for further discussion regarding the Company’s defined benefit pension plan.

Equity Based Compensation—Stock Option Plan

Prior to January 1, 2006, employee compensation expense under the Company’s stock option plan was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. SFAS No. 123R eliminates the ability to account for stock based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair value on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair value based accounting for stock based compensation using a modified version of prospective application (“modified prospective application”). Under the modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to nonvested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and / or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock based employee compensation.

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock based employee compensation. The pro forma disclosures presented in Note 12 use the fair value method of SFAS No. 123R to measure compensation expense for stock based employee compensation plans for years prior to 2006.

See Note 13 for further discussion regarding the Company’s stock option plans.

Derivative Financial Instruments and Hedging Activities

Derivative transactions may be used by the Company to manage its interest rate sensitivity risks. The Company recognizes any such derivatives as either assets or liabilities on its Consolidated Balance Sheets and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the Company’s Consolidated Balance Sheets, when it is practicable to estimate fair value. Disclosures include estimated fair values for financial

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

See Note 17 for further discussion regarding the Company’s fair value of financial instruments.

Recently Issued / Adopted Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133 and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1. SFAS No. 155:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133,

•

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

•

Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The Company adopted SFAS No. 155 effective January 1, 2007. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires the recognition of a servicing asset or servicing liability under specified circumstances, requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

“Accounting for Certain Investments in Debt and Equity Securities.” In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. The Company adopted SFAS No. 156 effective January 1, 2007 at which time it elected the amortization method of accounting for the measurement of servicing assets and liabilities. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to clarify the accounting and disclosure for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN No. 48 as of January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in South Carolina as “major” tax jurisdictions. The only periods subject to examination for the Company’s federal and state tax returns are the 2004, 2005, and 2006 tax years. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 which amends SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. The recognition and disclosure provisions of SFAS No. 158 differ for an employer that is an issuer of publicly traded equity securities (as defined by the Standard) and an employer that is not. Due to the fact that the Company did not meet the definition of an issuer of publicly traded equity securities (as defined by the Standard) for purposes of this Standard, the Company was not required to recognize the funded status of a defined benefit postretirement plan and to provide the additional required disclosures until the end of the fiscal year ending after June 15, 2007 with the exception of the provisions for the measurement date which are effective for fiscal years ending after December 15, 2008. Therefore, the Company adopted SFAS No. 158 and recognized the funded status of its defined benefit postretirement plan and is providing the additional required disclosures as of the year ended December 31, 2007. In conjunction with the adoption of SFAS No. 158, the Company recognized an accumulated other comprehensive loss totaling $4.1 million, net of tax.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF’s consensus concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion—1967,(if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. Additionally, the EITF concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years with earlier application permitted. The consensus further directs entities to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF No. 06-10 will have a material impact on its financial position, results of operations, and cash flows.

In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which expressed the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, “Application of Accounting Principles to Loan Commitments,” provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB No. 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The staff expects registrants to apply the views in SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of SAB No. 109 will have on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Preacquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5. SFAS No. 141R is effective for the Company on January 1, 2009. The Company does believe that the adoption of SFAS No. 141R will have an impact on the Company’s accounting for business combinations, when and if applicable, and, as a result, may have a material impact on its financial position, results of operations and cash flows.

2.    Cash and Cash Equivalents

The following table summarizes the composition of cash and cash equivalents at the dates indicated (in thousands).

	December 31,
	2007	2006
Cash working funds	$11,122	9,190
Noninterest-earning demand deposits in other banks	20,883	23,511
In-transit funds	9,764	10,383
Interest-earning federal funds sold	10,463	3,582

Total cash and cash equivalents	$52,232	46,666

The following table summarizes federal funds sold information, all of which were obtained through the correspondent banks, at and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2007	2006	2005
Interest-earning federal funds sold
Amount outstanding at period end	$10,463	3,582	998
Average amount outstanding during period	13,675	20,935	7,218
Maximum amount outstanding at any period end	35,090	45,459	14,391
Rate paid at period end	2.58%	5.11	4.26
Weighted average rate paid during the period	4.96	5.12	3.48

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company is required to maintain average reserve balances computed by applying prescribed percentages to its various types of deposits. At December 31, 2007, the Federal Reserve required that the Company maintain $10.8 million in reserve balances. Due to the Company’s levels of vault cash, no reserves were required to be maintained with correspondent banks, however, $1.0 million was required to be maintained with the Federal Reserve. Deposits with the Federal Reserve do not earn interest.

Concentrations and Restrictions on Cash and Cash Equivalents

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant risks on cash and cash equivalents.

3.    Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$20,725	26	(8)	20,743
State and municipal	52,677	55	(573)	52,159
Mortgage-backed	22,722	196	(105)	22,813

Total investment securities available for sale	$96,124	277	(686)	95,715

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Government-sponsored enterprises	$42,554	—	(171)	42,383
State and municipal	48,780	56	(822)	48,014
Mortgage-backed	26,362	72	(264)	26,170

Total investment securities available for sale	$117,696	128	(1,257)	116,567

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

Mortgage-backed investment securities include investment instruments that represent ownership of an undivided interest in a group of mortgages. Principal and interest from the individual mortgages are used to pay principal and interest on the mortgage-backed investment security. Most mortgage-backed investment securities are either fully backed or sponsored by the United States government and provide income with less risk than other investment options. Generally such investments are traded actively, so liquidity risk is minimal. Monthly income from mortgage-backed investment securities may fluctuate as interest rates change due to the volume of mortgage prepayments.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company’s investment portfolio can provide liquidity through any of three ways including the maturity of a security, the sale of securities for cash, or the use of securities as collateral in a repurchase agreement or other borrowing. The Company considers an investment security to be saleable if it is not encumbered, i.e., the security cannot be sold under a repurchase agreement or pledged or used as collateral, and it is marketable. Approximately 80% of the investment securities portfolio was pledged to secure public deposits and trust assets as of December 31, 2007 as compared with 62% at December 31, 2006 and 83% at December 31, 2005. Of the Company’s $95.7 million available for sale investment securities balance at December 31, 2007, $19.1 million was unpledged and, therefore, available as a liquidity source. The increase in pledged securities as a percentage of the investment securities portfolio from 2006 to 2007 was the result of a decline in the investment security portfolio. At December 31, 2006, $71.9 million were pledged compared with $76.6 million at December 31, 2007.

Public funds are bank deposits of state and local municipalities and typically require that the Bank pledge investment grade securities to the accounts to ensure repayment. Although the funds are usually a low cost, relatively stable source of funding for the Bank, availability depends on the particular government’s fiscal policies and cash flow needs.

Impairment Analysis

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (dollars in thousands).

	December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	—	$—	$—	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Mortgage-backed	1	733	—	15	10,655	105	16	11,388	105

Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

	December 31, 2006
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	3	$2,980	$3	10	39,402	168	13	42,382	171
State and municipal	10	4,898	52	91	34,437	770	101	39,335	822
Mortgage-backed	—	—	—	30	16,327	264	30	16,327	264

Total investment securities available for sale	13	$7,878	$55	131	90,166	1,202	144	98,044	1,257

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Management believes that the above summarized unrealized losses are due to interest rate changes, rather than quality, on investments that the Company classifies to indicate that sale is a possibility but also for which the Company has the ability to hold until maturity. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, management does not consider these investments to be other-than-temporarily impaired.

The following table summarizes the percentage of all investment securities within each segment of the investment securities available for sale portfolio categorized by Moody’s ratings at December 31, 2007.

	Government-sponsored enterprises	State and municipal	Mortgage- backed
A1	—%	—
A3	—	2	—
Aa1	—	4	—
Aaa	100	78	100
Not rated	—	16	—

Total	100%	100	100

Of the state and municipal investment securities not rated by Moody’s at December 31, 2007, 97% of the securities were rated AAA by Standard and Poor’s and 3% were rated AA+.

Investment Securities Gains

The following tables summarize the gross realized gains and losses of investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Realized gains	$—	92	721
Realized losses	—	(58)	(639)

Net unrealized gains	$—	34	82

Investment Securities Maturities

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2007 are summarized in the table below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Estimated fair value
Due in one year or less	$21,817	21,836
Due after one year through five years	20,066	19,878
Due after five year through ten years	29,405	29,097
Due after ten years	2,114	2,091
Mortgage-backed securities	22,722	22,813

Total investment securities available for sale	$96,124	95,715

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Concentrations of Risk

Security instruments potentially subject the Company to concentrations of risk. The Company’s investment securities portfolio consists principally of securities issued by government-sponsored enterprises, securities issued by states and municipalities within the United States, and mortgage-backed securities.

The fair market value of investment securities issued by the FHLB represented 16.1% of shareholders’ equity at December 31, 2007 while the fair market value of investment securities issued by the FHLMC represented 17.6% at the same time.

4.    Loans

Composition

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	December 31, 2007		December 31, 2006
	Total	% of total	Total	% of total
Commercial business	$145,634	14.1%	112,264	12.0
Commercial real estate	639,144	61.6	593,377	63.3
Installment	25,315	2.5	22,139	2.4
Installment real estate	75,721	7.3	66,161	7.1
Indirect	39,502	3.8	43,634	4.6
Credit line	2,188	0.2	1,982	0.2
Prime access	54,164	5.2	53,883	5.7
Residential mortgage	40,842	3.9	35,252	3.8
Bankcards	12,702	1.2	12,001	1.3
Business manager	326	—	370	—
Other	2,045	0.2	1,795	0.2

Loans, gross	$1,037,583	100.0%	942,858	100.6
Allowance for loan losses	(7,418)	(0.7)	(8,527)	(0.9)
Loans in process	6,511	0.6	2,397	0.2
Deferred loans fees and costs	676	0.1	658	0.1

Loans, net	$1,037,352	100.0%	937,386	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others. Mortgage loans serviced for the benefit of others amounted to $346.3 million, $325.1 million, and $304.2 million at December 31, 2007, 2006, and 2005 respectively.

Pledged

At December 31, 2007, the Company pledged $81.0 million of its investment securities available for sale as collateral to serve against advances from the FHLB.

Concentrations of Risk

Borrower Concentration.    Management does not believe that the Company’s loan portfolio is concentrated in loans to any single borrower or a relatively small number of borrowers.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Geographic Concentration.    Unlike larger national or regional banks that are more geographically diversified, the Company primarily provides its services to customers within Upstate South Carolina. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values, and / or the demand for the Company’s products and services, among other things. Although such concentration limits the Company to the economic risks within its market area, the Company’s lack of geographic diversification may make it particularly susceptible to the adverse impacts of any of these consequences.

Loan Type / Industry Concentration.    The Company’s commercial real estate portfolio accounts for 61.6% of the Company’s loan portfolio, excluding those mortgage loans held for sale. Of this balance, commercial real estate loans for commercial specific properties represented the only product type at December 31, 2007 exceeding 25% of the total commercial real estate segment of the Company’s loan portfolio. Within these commercial specific properties, loans for hotels / motels represent 12.3% of the commercial real estate portfolio and 7.7% of the total loan portfolio. The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that impact any single industry.

Lending Practices.    Additionally, management has determined that, at December 31, 2007, the Company has no concentrations in, nor does it typically engage in, the following types of lending practices:

•	Lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), or

•	Loans with high loan-to-value ratios.

Asset Quality

Nonaccrual and Past Due 90 Days.    The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	December 31,
	2007	2006
Nonaccrual loans	$4,810	6,999
Loans past due 90 days and still accruing (1)	236	260

	$5,046	7,259

(1)	Substantially all of these loans are bankcard loans

The total additional amount of interest that would have been reported in income for the year ended December 31, 2007, December 31, 2006, and December 31, 2005 had loans classified as nonaccrual at each of these dates performed in accordance with their original terms totaled $284 thousand, $574 thousand, and $440 thousand, respectively. The amount of total interest collected during each of these years relative to loans classified as nonaccrual at each of the year-ends totaled $15 thousand, $13 thousand, and $6, respectively.

Troubled Debt Restructurings.    Troubled debt restructurings entered into by the Company during 2007 were reviewed by the Company to ensure loan classifications were in accordance with applicable regulations. Any allocations identified during the review based on probable losses have been included in the Company’s allowance for loan losses for the applicable period. At December 31, 2007, the principal balance of such loans totaled $1.2 million.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Allowance for loan losses, beginning of period	$8,527	8,431	7,619
Provision for loan losses	988	1,625	2,400

Loans charged-off	(2,363)	(1,682)	(1,792)
Loan recoveries	266	153	204

Net loans charged-off	(2,097)	(1,529)	(1,588)

Allowance for loan losses, end of period	$7,418	8,527	8,431

Impaired Loans. The following table summarizes information relative to the Company’s impaired loans at the dates and for the periods indicated (in thousands). Impaired loans without a specific allowance allocation at the applicable year end were generally reserved within the allowance for loan losses.

	At and for the years ended December 31,
	2007	2006
Impaired loans, at year end	$7,667	7,896
Impaired loans subject to specific reserve allocation, at year end	7,413	7,896
Impaired loans subject to general reserve allocation, at year end	254	—
Specific allowance allocation on impaired loans, at year end	1,668	1,777
Average impaired loans	7,781	10,607

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the average balance of impaired loans for 2005 was $8.4 million.

5.    Premises and Equipment, Net

Composition

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	December 31,
	2007	2006
Land	$6,817	6,305
Buildings	18,440	17,124
Leasehold improvements	2,247	2,847
Furniture and equipment	18,054	17,762
Software	3,273	3,194
Bank automobiles	939	859

Premises and equipment, gross	49,770	48,091
Accumulated depreciation and amortization	(24,637)	(23,597)

Premises and equipment, net	$25,133	24,494

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Loss on Disposition of Premises, Furniture, and Equipment

During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County. Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor’s land (one of which houses the temporary downtown Greenville banking office during construction). The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. The following table summarizes the leasehold improvements and equipment written-off during the third quarter (in thousands) in conjunction with the demolition of its old downtown Greenville banking office.

For the year ended December 31, 2007
Assets written-off, gross
Leasehold improvements	$715
Furniture and equipment	396

Total assets written-off, gross	1,111

Accumulated depreciation written-off
Leasehold improvements	(384)
Furniture and equipment	(381)

Total accumulated depreciation written-off	(765)

Loss on disposition of premises, furniture, and equipment	$346

Accumulated Depreciation Activity

The following table summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	For the years ended December 31,
	2007	2006	2005
Accumulated depreciation, beginning of period	$23,597	21,759	20,089

Depreciation
Buildings	491	451	439
Leasehold improvements	123	163	155
Furniture and equipment	946	998	985
Software	205	258	256
Bank automobiles	185	163	168

Total depreciation	1,950	2,033	2,003

Disposals	(910)	(195)	(333)

Accumulated depreciation, end of period	$24,637	23,597	21,759

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

6.    Core Deposit Intangibles

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	December 31,
	2007	2006
Core deposit intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,700)	(1,652)

Core deposit intangibles, net	$79	127

Amortization expense related to core deposit intangibles totaled $48 thousand during 2007 and 2006 and $144 thousand during 2005. The following table summarizes the Company’s estimated amortization expense during the periods indicated (in thousands).

During the years ended December 31,
2008	$45
2009	34

$79

7.    Mortgage-Servicing Rights Portfolio

The Company sells a portion of its originated fixed-rate and adjustable-rate mortgage loans and retains servicing rights. All of the Company’s loan sales have been without provision for recourse. Mortgage loans serviced for the benefit of others amounted to $346.3 million and $325.1 million at December 31, 2007 and 2006, respectively. Mortgage loans serviced for the benefit of others are held by the Company or its subsidiary in a fiduciary or agency capacity for customers and, as such, are not included in the Company’s Consolidated Financial Statements as such items do not represent assets of the Company or its subsidiary.

The aggregate fair value of the Company’s mortgage-servicing rights portfolio at December 31, 2007 and 2006 was $3.6 million and $2.7 million, respectively.

The amount of servicing fees earned by the Company during the years ended December 31, 2007, 2006, and 2005 was $834 thousand, $783 thousand, and $716 thousand, respectively. Servicing fees are included in Mortgage-Banking Income on the Consolidated Statements of Income.

Activity

The following table summarizes the changes in the Company’s mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,648	2,626
Capitalized mortgage-servicing rights	812	626
Mortgage-servicing rights portfolio amortization	(504)	(635)
Change in mortgage-servicing rights portfolio valuation allowance	(7)	31

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,949	2,648

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Statements of Income.

See Consolidated Statements of Cash Flows for a summary of activity impacting the Company’s mortgage-servicing rights portfolio.

Amortization

The following table summarizes the Company’s estimated amortization expense of its mortgage-servicing rights portfolio outstanding at December 31, 2007 during the periods indicated (in thousands).

During the years ended December 31,
2008	$752
2009	604
2010	482
2011	382
2012	300
Thereafter	429

$2,949

Projected amortization expense is calculated based on current available information regarding loan payments and prepayments and could change in future periods based on changes in volume of prepayments and other economic factors.

Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Valuation allowance, beginning of year	$3	34	132
Aggregate (additions charged to) and reductions credited from operations	7	(31)	(98)

Valuation allowance, end of year	$10	3	34

8.    Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included in Other Assets on the Consolidated Balance Sheets at the dates indicated (in thousands).

	December 31,
	2007	2006
Real estate acquired in settlement of loans	$7,743	600
Repossessed automobiles acquired in settlement of loans	403	319

Total property acquired in settlement of loans	$8,146	919

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Activity

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of each period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans for the periods indicated (in thousands).

	At and for the years ended December 31,
	2007	2006	2005
Real estate acquired in settlement of loans, beginning of period	$600	1,954	2,413
Add: New real estate acquired in settlement of loans	10,030	294	1,096
Less: Sales / recoveries of real estate acquired in settlement of loans	(2,707)	(1,451)	(1,283)
Less: Provision charged to expense	(180)	(197)	(272)

Real estate acquired in settlement of loans, end of period	$7,743	600	1,954

9.    Deposits

Composition

The following table summarizes the Company’s traditional deposit composition at the dates indicated (in thousands).

	December 31,
	2007	2006
Transaction deposit accounts	$522,359	447,236
Money market deposit accounts	118,681	124,874
Savings deposit accounts	34,895	41,887
Time deposit accounts $100,000 and greater	150,398	126,880
Time deposit accounts less than $100,000	232,461	252,704

Total traditional deposit accounts	$1,058,794	993,581

At December 31, 2007, $809 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $606 thousand at December 31, 2006.

Time Deposit Account Maturities

The following table summarizes the maturities of time deposit accounts outstanding at December 31, 2007 during the periods indicated (in thousands).

During the years ended December 31,
2008	$261,848
2009	103,036
2010	14,058
2011	1,267
2012	1,563
Thereafter	1,087

$382,859

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Jumbo Time Deposit Accounts

The following table summarizes the Company’s jumbo time deposit accounts by maturity at December 31, 2007 (in thousands). Jumbo time deposit accounts include those accounts with balances totaling $100,000 or greater.

Three months or less	$24,513
Over three months through six months	38,371
Over six months through twelve months	35,539

Twelve months or less	98,423
Over twelve months	51,975

Total jumbo time deposit accounts	$150,398

Interest Expense on Deposit Accounts

The following table summarizes the Company’s interest expense on traditional deposit accounts costs for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Transaction deposit accounts	$10,152	5,424	1,430
Money market deposit accounts	3,977	3,979	1,809
Savings deposit accounts	139	147	143
Time deposit accounts	15,964	15,430	11,010

Total interest expense on deposit accounts	$30,232	24,980	14,392

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

10.    Borrowings

The following table summarizes borrowing information at and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2007	2006	2005
Retail repurchase agreements
Amount outstanding at year-end	$11,280	14,427	16,728
Average amount outstanding during year	13,347	17,639	20,690
Maximum amount outstanding at any month-end	13,772	23,344	20,981
Rate paid at year-end*	2.63%	3.63	2.63
Weighted average rate paid during the year	4.04	4.14	2.38

Commercial paper
Amount outstanding at year-end	$26,326	20,988	17,915
Average amount outstanding during year	27,295	21,009	18,833
Maximum amount outstanding at any month-end	32,667	25,720	21,877
Rate paid at year-end*	2.81%	3.81	2.81
Weighted average rate paid during the year	4.07	4.13	2.33

Other short-term borrowings: Federal funds purchased from correspondent banks
Amount outstanding at year-end	$18,000	6,000	1,000
Average amount outstanding during year	3,610	847	4,098
Maximum amount outstanding at any month-end	18,000	6,000	13,320
Rate paid at year-end	4.32%	5.50	4.37
Weighted average rate paid during the year	5.50	5.19	2.71

Other short-term borrowings-FHLB
Amount outstanding at year-end	$12,000	—	16,900
Average amount outstanding during year	9,426	2,140	26,745
Maximum amount outstanding at any month-end	24,000	10,900	51,400
Rate paid at year-end	4.56%	—	4.44
Weighted average rate paid during the year	5.36	4.63	3.59

Long-term borrowings-FHLB
Amount outstanding at year-end	$—	10,000	23,000
Average amount outstanding during year	4,521	15,841	26,145
Maximum amount outstanding at any month-end	10,000	23,000	30,000
Rate paid at year-end	—%	3.85	3.52
Weighted average rate paid during the year	3.83	3.64	3.38

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

Federal Funds Accommodations

The Company’s accessible funding sources were $50 million at December 31, 2007 of which $9.0 million was utilized.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

FHLB Borrowings

Qualifying collateral to be pledged to secure advances from the FHLB may include qualifying securities, loans, deposits, and stock of the FHLB owned by the Company. The member has certain obligations to the FHLB for its pledged collateral. These obligations include periodic reporting on eligible, pledged collateral and adherence to the FHLB’s collateral verification review procedures. At December 31, 2007, of its approximately $106 million available credit based lendable collateral value to serve against advances from the FHLB, the Company employed advances of $12.0 million, all of which was determined to be short-term when employed, and $69.0 million in a letter of credit used to secure public deposits as required or permitted by law. At December 31, 2007, the Company had approximately $25 million available credit based lendable collateral value to serve against advances from the FHLB.

11.    Income Taxes

The following table summarizes income tax expense attributable to continuing operations for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Current
Federal	$6,947	6,511	5,565
State	724	683	619

Total current	7,671	7,194	6,184
Deferred
Federal	728	768	758

Total current and deferred	$8,399	7,962	6,942

The following table summarizes the Company’s reconciliation from the Federal statutory rates to the consolidated effective income tax expense for the periods indicated.

	For the years ended December 31,
	2007	2006	2005
United States Federal income tax rate	35.0%	35.0	35.0
Changes from statutory rates resulting from:
Tax-exempt interest income	(2.7)	(3.1)	(3.8)
Expenses not deductible for tax purposes	1.1	0.9	0.6
State taxes, net of Federal tax benefit	1.9	1.9	2.0
Other	(0.9)	(0.4)	(0.3)

Effective tax rate	34.4%	34.3	33.5

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the tax impact of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2007	2006
Deferred tax assets
Allowance for loan losses reserve	$2,596	2,984
Unrealized loss on investment securities available for sale	157	435
Other	328	423

Total deferred tax assets, gross	3,081	3,842
Deferred tax liabilities
Premises and equipment, due to depreciation differences	(1,014)	(1,063)
Basis of intangible assets for financial reporting purposes in excess of basis for tax purposes	(404)	(273)
Deferred loan costs deducted for tax purposes as incurred	(276)	(267)
Deferred loan fees recognized under the principal reduction method for tax purposes	(2,108)	(2,206)
Pension asset adjustment	(693)	(1,876)
Mortgage-servicing rights	(1,032)	(927)
Other	(279)	(289)

Total deferred tax liabilities, gross	(5,806)	(6,901)

Deferred tax liabilities, net	$(2,725)	(3,059)

A portion of the change in the net deferred tax liability relates to the change in the unrealized gains and losses on investment securities available for sale. A current period deferred tax charge of $277 thousand related to the change in unrealized gains and losses on investment securities available for sale of $720 thousand has been recorded directly to shareholders’ equity.

As a result of the Company’s adoption of SFAS No. 158, a current period deferred tax credit of $2.2 million was recorded against a charge of $6.3 million to shareholders’ equity. Additionally, as a result of the Company’s decision to freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan, a current period deferred tax charge of $878 thousand million was recorded against a charge of $2.5 million to shareholders’ equity. See Note 12 for further discussion regarding these transactions and the resulting impact to shareholders’ equity.

The remainder of the change in the deferred tax liability results from the current period deferred tax expense of $728 thousand.

No valuation allowance for deferred tax assets has been established at either December 31, 2007 or 2006 as it is management’s belief that realization of the deferred tax assets is more likely than not.

12.    Employee Benefit Plans

Defined Benefit Pension Plan

During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan. Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

subsequent to 2007. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation.

Accounting Policy.    As noted in Note 1 contained herein, the Company accounts for its defined benefit pension plans in accordance with SFAS No. 87 and SFAS No. 158. The actuarial models used in an attribution approach generally spreads individual events over the service lives of the employees in the defined benefit pension plan. Examples of “events” are defined benefit pension plan amendments and changes in actuarial assumptions such as discount rate, rate of compensation increases, and mortality. The principle underlying this required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the impact on results of operations relative to the Company’s defined benefit pension plan is recognized in, and should follow, the same pattern.

The Company follows the disclosure requirements of SFAS No. 132, as revised, which revises employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 changes the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106.

In September 2006, the FASB issued SFAS No. 158 which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. The recognition and disclosure provisions of SFAS No. 158 differ for an employer that is an issuer of publicly traded equity securities (as defined by the Standard) and an employer that is not. Due to the fact that the Company did not meet the definition of an issuer of publicly traded equity securities (as defined by the Standard) for purposes of this Standard, the Company was not required to recognize the funded status of a defined benefit postretirement plan and to provide the additional required disclosures until the end of the fiscal year ending after June 15, 2007 with the exception of the provisions for the measurement date which are effective for fiscal years ending after December 15, 2008. Therefore, the Company adopted SFAS No. 158 and recognized the funded status of its defined benefit postretirement plan and is providing the additional required disclosures as of the year ended December 31, 2007. In conjunction with the adoption of SFAS No. 158, the Company recognized an accumulated other comprehensive loss totaling $4.1 million, net of tax.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Defined Benefit Pension Plan Funded Status.    The following table summarizes the combined change in benefit obligation, defined benefit pension plan assets, and funded status of the Company’s Plan at and for the periods indicated (in thousands) including the impact of the freeze of accrued pension benefits and the adoption of SFAS No. 158.

	At and for the years ended December 31,
	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$14,692	14,274
Service cost	722	643
Interest cost	868	802
Impact of plan freeze	(2,508)	—
Net actuarial loss (gain)	598	(592)
Benefits paid	(438)	(435)

Benefit obligation, end of year	13,934	14,692
Change in plan assets
Fair market value of plan assets, beginning of year	14,798	12,808
Return on plan assets	455	1,192
Employer contribution	1,099	1,233
Benefits paid	(438)	(435)

Fair market value of plan assets, end of year	15,914	14,798

Funded status, end of year	1,980	106
Unrecognized prior service cost	—	5
Unrecognized net actuarial loss	—	5,278

Accrued asset recognized, net	$1,980	5,389

Accumulated benefit obligation, end of year	$13,934	12,033

The Company’s accrued asset recognized, net at December 31, 2007 and 2006 are included in Other Assets on the Consolidated Balance Sheets.

Cost of Defined Benefit Pension Plan. One of the principal components of the defined benefit pension plan expense calculation is the expected long-term rate of return on plan assets. The required use of expected long-term rates of return on defined benefit pension plan assets may result in defined benefit pension plan expense that is greater or less than the actual returns of defined benefit pension plan assets in any given year. Over time, however, expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are recognized in the calculation of defined benefit pension plan expense as provided for in SFAS No. 87. Expected returns on defined benefit pension plan assets are developed by the Company in conjunction with input from external advisors and take into account long-term expectations for future returns and investment strategy.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the adjusted expense components for the Company’s defined benefit pension plan, which is included in Salaries and Other Personnel Expense on the Consolidated Statements of Income, at and for the periods indicated (in thousands).

	For the years ended December 31,
	2007	2006	2005
Service cost	$722	643	644
Interest cost	868	802	731
Expected return on plan assets	(1,358)	(1,193)	(1,089)
Amortization of prior service cost	5	4	9
Amortization of net actuarial loss	278	281	108

Postretirement benefit expense	$515	537	403

Defined Benefit Pension Plan Assumptions.    The following table summarizes the assumptions used in computing the benefit obligations and the expense for the Company’s defined benefit pension plan for the periods indicated.

	For the years ended December 31,
	2007	2006	2005
Discount rate	5.80%	6.00	7.00
Rate of increase in compensation levels	3.50	4.00	5.00
Expected long-term rate of return on plan assets	9.00	9.00	9.00

Defined Benefit Pension Plan Assets.    The following table summarizes the defined benefit pension plan’s weighted average asset allocations at December 31, 2007 and 2006, by asset category.

	December 31,
	2007	2006
Cash	9%	2
Equity securities	34	36
Debt securities	57	62

Total securities	100%	100

The investment objectives of the defined benefit pension plan assets are designed to maintain full funding with respect to the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the defined benefit pension plan’s members and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment. The defined benefit pension plan’s investment strategy balances the requirement to generate return, using higher- returning assets, with the need to control risk using less volatile assets. Risks include, but are not limited to, inflation, volatility in equity values, and changes in interest rates that could cause the defined benefit pension plan to become underfunded, thereby increasing the defined benefit pension plan’s dependence on contributions from the Company.

Plan assets are managed by professional investment firms as well as by investment professionals that are employees of the Company as approved by the Board of Directors. The Compensation Committee of the Board

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

of Directors is responsible for maintaining the investment policy of the defined benefit pension plan, approving the appointment of the investment manager, and reviewing the performance of the defined benefit pension plan assets at least annually.

Investments within the defined benefit pension plan are diversified with the intent to minimize the risk of large losses to the defined benefit pension plan. The total portfolio is constructed and maintained to provide prudent diversification within each investment category, and the Company assumes that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges represent a long-term perspective. Therefore, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences should be short-term in nature.

Adjustments to Accumulated Other Comprehensive Income (Loss). The following table summarizes the adjustments made to accumulated other comprehensive income (loss) during 2007 relative to the Company’s defined benefit pension plan (in thousands).

	Impact of adoption of FASB No. 158	Impact of freeze	Total
Accumulated other comprehensive income (loss), before income tax impact	$(6,334)	2,508	(3,826)
Income tax impact	2,218	(878)	1,340

Accumulated other comprehensive income (loss), after income tax impact	$(4,116)	1,630	(2,486)

Current and Future Expected Contributions.    Contributions to defined benefit pension plan assets totaled $1.1 million during fiscal year 2007. As a result of the freezing of accrued pension benefits for employees with regard to its noncontributory, defined benefit pension plan, the Company believes that contributions required subsequent to 2007 will decline. The Company’s actuary is currently analyzing the actual impact that the defined benefit pension plan freeze will have on future contributions.

Expected Future Defined Benefit Pension Plan Payments.    The following table summarizes the benefits expected to be paid during the periods indicated (in thousands).

During the years ended December 31,
2008	$502
2009	658
2010	708
2011	754
2012	832
2013 - 2017	4,439

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007.

401(k) Plan

Employees are given the opportunity to participate in the Company’s 401(k) plan designed to supplement an employee’s retirement income. Under the program, the Company makes contributions to a trust fund that will

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

pay the employee benefits at retirement. Employees are eligible to participate in this plan after completing one year of service and reaching age 21. Employees may withhold from one percent to fifteen percent of compensation with certain limitations for deposit into the trust fund. Employees may terminate deferrals at any time. The Company makes matching contributions to each employee based on the employee’s deferral in a percentage set by the Company prior to the end of each plan year.

Matching Contributions.    During the years ended December 31, 2007, 2006, and 2005, the Company made matching contributions to employee 401(k) plan totaling $302 thousand, $257 thousand, and $269 thousand, respectively.

Plan Error.    During 2007, in conjunction with the audit of the Company’s 401(k) Plan, an administrative error was discovered that had occurred since the plan’s inception and resulted in participants being denied the opportunity to fully defer the appropriate amount of compensation under the plan. During the third and fourth quarters of 2007, the Company calculated and accrued the denied deferral amount and the resulting employer match, including missed earnings, and believes those amounts total approximately $1.6 million through September 30, 2007. Those amounts were recorded within Salaries and Other Personnel Expense on the Consolidated Statements of Income for the year ended December 31, 2007. The Company contributed these amounts to each participant’s account during the fourth quarter of 2007.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. Such policies are recorded in Other Assets on the Consolidated Balance Sheets at their cash surrender value, or the amount that can be realized and any income from these policies and changes in the net cash surrender value are recorded in Other Noninterest Income on the Consolidated Statements of Income. At December 31, 2007, the cash surrender value of such policies totaled $1.5 million.

13.    Equity Based Compensation

Stock Option Plan

General.    Since 1987, the Company has adopted several plans pursuant to which the Company’s Board of Directors may grant incentive and nonincentive stock options to certain key employees and directors of the Company. The Company’s shareholders have approved all of the plans. The Board determines the option price and term of the options on the grant date. The option price must be at least 100% of fair market value of the Company’s common stock as of the grant date, and the term of the options shall not be greater than 10 years. Historically, the Company has used an annual independent stock appraisal to assist the Company in establishing the fair market value per share of its common stock. The Company believed that this was the best method to value the stock based on the lack of an established trading market in the stock. However, beginning in 2007, management determined that an average trading price valuation method, based on the last five known trades of the stock, is a more appropriate estimate of the fair market value of the stock. Management’s determination is based upon the emergence of a more established, although still limited, trading market in the stock. Therefore, the Company changed the method used to value its common stock held from the annual independent stock appraisal method to the average trading price method during 2007.

Under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, the Company may grant nonqualified stock options and incentive stock options.

The Palmetto Bancshares, Inc. 1997 Stock Compensation Plan originally provided for the issuance of 175,000 common shares, which were doubled in conjunction with the 2000 stock split. During the 2003 Annual

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Meeting of Shareholders, the shareholders of the Company voted to amend the 1997 Stock Compensation Plan to increase the number of shares of common stock of the Company subject to the 1997 Stock Compensation Plan by 100,000 shares. As of December 31, 2007, all of this plan’s options had been granted, and the options expire at various dates through December 31, 2016. Of these, 198,155 remained outstanding at December 31, 2007 with exercise prices ranging from $8.75 to $30.40. These options were not granted in lieu of otherwise payable cash compensation. All options granted have a vesting term of five years and an exercise period of ten years. At December 31, 2007 there were no remaining options available for grant under this plan compared with 800 remaining options available for grant under this plan at December 31, 2006.

Adoption of SFAS No. 123(R).    The following table summarizes the impact on net income and net income per common share as if the fair value recognition provisions of SFAS No. 123R had been applied to all outstanding and unvested awards for the periods presented in the Company’s Consolidated Statements of Income prior to the adoption of SFAS No. 123R (in thousands, except common and per share data). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share data). The Company adopted the fair value recognition provisions of SFAS No. 123R effective as of January 1, 2006, so proforma disclosure is shown only for the year ended December 31, 2005.

For the year ended December 31, 2005
Net income, as reported	$13,780
Plus: stock-based compensation expense included in reported net income, net of related tax effects	—
Less: stock-based compensation expense determined under fair market value based method for all awards, net of related tax effects	(120)

Pro forma net income including stock-based compensation expense based on fair market value method	$13,660

Per Share Data
Net income—basic, as reported	$2.18
Net income—basic, pro forma	2.16

Net income—diluted, as reported	$2.15
Net income—diluted, pro forma	2.13

Determining Fair Value.

•

Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

•

Dividend Yields. The Company estimates the expected dividend based on historical dividends declared per year, giving consideration for any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

•

Expected Volatility. As of January 16, 2007, all of this plan’s options had been granted. As noted above, prior to April 2007, the Company used an annual independent stock appraisal to assist the Company in establishing the fair value per share of its common stock. The Company used these fair market valuations of the common stock to determine the estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

•

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option pricing formula on the implied yield currently available on United States Treasury zero coupon issues with the same or substantially equivalent remaining term as the expected term of the option.

•

Expected Term. The expected term represents the period that the Company’s stock option awards are expected to be outstanding. The Company bases the expected term of options on its historical share option exercise experience as it believes this results in the best estimate of future exercise patterns.

The following table summarizes the stock option awards granted by the Company, the fair value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the grant dates indicated.

Grant Date	1/16/2007	10/17/2006	6/20/2006	1/17/2006
Stock option awards granted	800	20,000	5,000	10,000
Option price	$30.40	27.30	27.30	27.30
Fair value of stock option awards granted	$6.24	4.29	4.79	3.39

Expected dividend yields	2.5%	2.7	2.7	2.7
Expected volatility	13	5	5	5
Risk-free interest rate	5	5	5	4
Expected term (years)	10	10	10	10
Vesting period (years)	5	5	5	5

The Company’s stock is not listed on an exchange or any over-the-counter service. Historically, the Company has utilized an annual independent market valuation to assist the Company in establishing the market value per share of a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options. The Company believed that this was the best method to value its stock based on the lack of an active public market in the stock. However, beginning in 2007, management determined that an average trading price valuation method, based on the last five known trades of the stock, was a more appropriate estimate of the fair market value of the Company’s common stock. Management’s determination was based upon the emergence of a more established, although still limited, trading market in the stock. All of the stock option awards summarized in the preceding table were granted prior to this change, which occurred during the second quarter of 2007.

Stock Option Compensation Expense.    The compensation cost that was charged against pretax net income during 2007 for stock options was $132 thousand. The total income tax benefit recognized in the Consolidated Statements of Income with regard to the deductible portion of this compensation cost was $6 thousand. The compensation cost that was charged against pretax net income during 2006 for stock options was $163 thousand. The total income tax benefit recognized in the Consolidated Statements of Income with regard to the deductible portion of this compensation cost was $6 thousand. Management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards. For both periods, management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards.

At December 31, 2007 and 2006, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $188 thousand and $316 thousand, respectively, before the effect of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a remaining period of four years.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Stock Option Activity.    The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding at December 31, 2004	257,835	$14.59
Granted	33,000	26.60
Forfeited	(4,000)	13.50
Exercised	(34,050)	11.20

Outstanding at December 31, 2005	252,785	16.63

Granted	35,000	27.30
Exercised	(36,115)	12.77

Outstanding at December 31, 2006	251,670	18.67

Granted	800	30.40
Exercised	(54,315)	12.93

Outstanding at December 31, 2007	198,155	$20.29

Cash received from stock option exercises under the Company’s stock option plan for the years ended December 31, 2007, 2006, and 2005, respectively was $702 thousand, $461 thousand, and $381 thousand.

Stock Options Outstanding.    The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2007.

Exercise price or range of exercise prices	Options outstanding			Options exercisable
	Number of stock options outstanding at 12/31/07	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 12/31/07	Weighted- average exercise price
$ 8.75	9,000	0.05	$8.75	9,000	$8.75
13.00	19,620	2.00	13.00	19,620	13.00
13.50	11,800	3.00	13.50	11,800	13.50
15.00 to 20.00	64,135	4.49	17.47	64,135	17.47
23.30 to 26.60	58,800	6.44	24.75	38,800	24.37
27.30 to 30.40	34,800	8.00	27.37	13,320	27.37

Total	198,155	5.15	$20.29	156,675	$18.66

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 was $1.5 million, $525 thousand, and $524 thousand, respectively. The intrinsic value of stock options outstanding and exercisable at December 31, 2007 was $3.5 million.

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

	For the years ended December 31,
	2007	2006	2005
Weighted average common shares outstanding—basic	6,390,858	6,353,752	6,317,110
Dilutive impact resulting from potential common share issuances	86,805	67,990	100,248

Weighted average common shares outstanding—diluted	6,477,663	6,421,742	6,417,358

Per Share Data
Net income—basic	$2.51	2.40	2.18
Net income—diluted	2.47	2.37	2.15

At December 31, 2007, all outstanding options were included in the calculation of diluted net income per common share because the exercise price of all options was lower than the average market price as determined by the average trading price of the last five known trades of the Company’s common stock.

15.    Commitments and Contingencies

In the normal course of business, the Company enters into various transactions, some of which, in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Balance Sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. These commitments are provided to customers in the normal course of business. The Company also holds certain assets that are not included in its Consolidated Balance Sheets, including assets held in fiduciary or custodial capacity on behalf of its trust customers.

Lending Commitments. Unused lending availability is not recorded in the Company’s Consolidated Balance Sheets until funds are advanced. For commercial customers, lending commitments generally take the form of unused revolving credit arrangements to finance customers’ working capital requirements. For retail customers, lending commitments are generally unused lines of credit secured by residential property. At December 31, 2007, unused lending availability totaled $268.1 million.

Standby Letters of Credit. Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or an obligation of the Company to guarantee or stand as surety for the benefit of the third party. Under the terms of a standby letter of credit, generally, drafts will be drawn only when the underlying event fails to occur. The Company has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are typically for one year or less. The Company applies the same credit standards used in the lending process when extending letters of credit and evaluates its obligation to perform as a guarantor and records liabilities as deemed necessary. At December 31, 2007, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 was $11.2 million compared with $8.3 million at December 31, 2006. Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise. Additionally, the Company does not believe that the current fair value of such guarantees was material at December 31, 2007.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Derivatives. See Note 16 for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to derivative loan commitments and its forward loan sales commitments.

Noncontractual Capital Expenditure Obligations. Although the Company does enter into legally binding agreements for property services (with regard to construction) that specify specific terms of the agreement, only the following such agreements were material at December 31, 2007:

¡

Agreements with regard to the renovation of the Company’s leased Woodruff Road banking office to be completed in 2008. The Company estimates that the total renovation project will cost approximately $325 thousand including real estate and furnishing improvements.

¡

Agreements with regard to the completed renovation of the existing Montague banking office to be completed in 2008. The Company estimates that the final stage of this renovation and expansion will cost between $450 thousand and $500 thousand.

In addition to capital expenditures anticipated during 2008 with regard to the Company’s premises and related equipment, annually, in conjunction with the Company’s budgeting process, capital expenditures are approved for the coming year. During the 2007 budgeting process, management approved $1.1 million in capital expenditures, not included in the highlights summarized above, relative to 2008 purchases. Such approvals include expenditures with regard to the upkeep and maintenance of existing properties and upgrades to the Company’s information systems. Generally, purchase obligations are not made in advance of such purchases. Efforts were made during the 2008 budgeting process to transfer equipment from consolidating banking offices to banking offices requesting such equipment instead of purchasing new equipment. If, once examined, such equipment’s condition does not allow for an equipment transfer, additional expenditures, in addition to the approved amounts, may be expended. Management does not anticipate that such additional expenditures will be material. Additionally, management does anticipate that requests will be made during 2008 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from operational cash flows of the Company.

Although the Company expects to make capital expenditures in years subsequent to 2008, as noted above, such requests and resulting approvals are reviewed by management on an annual basis. Therefore, the Company does not have a current estimate of capital expenditures for years subsequent to 2008.

Real Property Operating Lease Obligations. Obligations under noncancelable real property operating lease agreements are payable over several years with the longest obligation expiring in 2029. The following table summarizes future contractual payments relative to real property operating lease obligations of the Company, by period, as of December 31, 2007 (in thousands). Option periods that the Company has not yet exercised are not included in this analysis, as they do not represent contractual obligations of the Company until exercised.

During the years ended December 31,
2008	$815
2009	1,956
2010	1,861
2011	1,710
2012	1,589
Thereafter	16,933

$24,864

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Real property operating lease obligations summarized in the preceding table:

•	Are net of payments to be received under a sublease agreement with a third party with regard to the Company’s previous Blackstock Road banking office.

•

Do not include amounts under the building lease and additional office space lease agreements that the Company executed in conjunction with the opening of the York County banking office as such obligations were not committed as of December 31, 2007.

•	Include obligations with regard to banking offices being consolidated that are lease by the Company. Management is considering options with regard to these leased locations.

•

Include the executed ground lease contract on which to put in service a nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina. This automatic teller machine is scheduled to be put into service during March 2008. The Company was obligated under this operating lease at December 31, 2007.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Financial Statements, the Company has not included such agreements in this analysis. As such, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s business, financial condition, results of operations, and cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, costs beyond 2008 cannot be reasonably estimated at this time.

The Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009. This relocation of the corporate offices will not impact the Company’s operating offices, which will remain at its existing Laurens location.

During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County. Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor’s land (one of which houses the temporary downtown Greenville banking office during construction). The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its old downtown Greenville banking office. Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement discussed above. For purposes of the preceding table, the Company has assumed occupancy during January 2009. As such, the real property operating lease obligations in the preceding table include the Company’s obligations under its current lease with regard to its old downtown Greenville banking office (through 2008) as well as the real property operating lease obligations related to the new corporate headquarters (anticipated to commence in 2009).

Prior to this demolition, the Company completed the upfit of, and relocated to, its temporary downtown Greenville banking office to be used during the construction of the Company’s new corporate headquarters for the operation of its business. The Bank owns the temporary banking office but leased additional temporary office space on East Coffee Street and temporary parking spaces. Obligations under noncancelable real property operating lease agreements are included in the table above.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting of the new corporate headquarters facility to make it suitable and adequate for the Company’s intended purposes.

See Note 1 for discussion regarding the Company’s deprecation relative to premises and equipment under lease agreements.

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company’s financial condition or results of operations.

16.    Derivative Financial Instruments and Hedging Activities

As part of its mortgage-banking activities, the Company originates certain mortgage loans and enters into forward sales commitments of closed mortgage loans in the secondary market at a future date at a specified price. The commitments to originate mortgage loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. At December 31, 2007 and 2006, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments was not significant.

See Note 1 for discussion regarding the Company’s accounting policies with regard to the Company’s derivative instruments.

17.    Disclosures Regarding Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange, nor are they intended to represent the fair value of the Company as a whole. The use of different market assumptions and / or estimation methodologies may have a material impact on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date. Although management is not aware of any factors that would significantly impact the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

In addition, other assets, such as property and equipment, and liabilities of the Company that are not defined as financial instruments, are not included in the disclosures below. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the following disclosures. These include, among other items, the estimated earning power of deposit accounts, the trained work force, customer goodwill, and similar items.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair value of the Company’s financial instruments at the dates indicated (in thousands).

	December 31, 2007		December 31, 2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$52,232	52,232	46,666	46,666
FHLB stock	2,617	2,617	2,599	2,599
Investment securities available for sale	95,715	95,715	116,567	116,567
Mortgage loans held for sale	5,006	5,006	1,675	1,675
Loans, net	1,037,352	1,049,084	937,386	947,987
Accrued interest receivable	6,655	6,655	6,421	6,421

Financial liabilities
Deposits	$1,058,794	1,063,378	993,581	997,883
Retail repurchase agreements	11,280	11,280	14,427	14,427
Commercial paper	26,326	26,326	20,988	20,988
Other short-term borrowings	30,000	30,000	6,000	6,000
Long-term borrowings	—	—	10,000	10,044
Accrued interest payable	2,042	2,042	1,584	1,584

The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest. Fair value estimates for other financial instruments are discussed below.

FHLB Stock

No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The carrying value of FHLB stock is therefore assumed to be par value , which approximates fair value.

Investment Securities Available for Sale

Due to the fact that the Company’s investment securities portfolio is made up entirely of available for sale securities, and available for sale investment securities are reported at fair value with unrealized gains and losses excluded from income and reported as a separate component of shareholders’ equity, net of income taxes, the carrying value of the Company’s investment securities approximates fair value.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value. Typically, the carrying amount approximates fair value due to the Company’s practice of selling these loans within 60 days of origination.

Loans, net

The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in lending risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values. Fair value of loans held for sale is based on quoted market prices.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Deposits

The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

Retail Repurchase Agreements, Commercial Paper, and Other Short-Term Borrowings

The estimated fair value approximates carrying value for short-term borrowings.

Long-Term Borrowings

The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

18.    Holding Company Condensed Financial Information

Since Palmetto Bancshares is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from the Bank, funds received through stock option exercises, and funds received through the offering of commercial paper as an alternative investment tool for its commercial customers (master note program). Through a master note arrangement between the holding company and the Bank, Palmetto Master Notes are issued as an alternative investment for commercial sweep accounts. These master notes are unsecured but are backed by the full faith and credit of Palmetto Bancshares. The commercial paper is issued only in conjunction with the automated sweep account customer agreement on deposits at the Bank level.

The following tables summarize the holding company’s financial condition, results of operations, and cash flows at and for the periods indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$153	118
Due from subsidiary	26,323	20,988
Investment in subsidiary	109,389	99,554
Goodwill	704	704
Other	13	—

Total assets	$136,582	121,364

Liabilities and shareholders’ equity
Commercial paper (Master notes)	$26,326	20,988
Shareholders’ equity	110,256	100,376

Total liabilities and shareholders’ equity	$136,582	121,364

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statements of Income

	For the years ended December 31,
	2007	2006	2005
Interest income from commercial paper (Master notes)	$1,110	867	439
Dividends received from subsidiary	4,348	3,432	4,171
Equity in undistributed earnings of subsidiary	11,746	11,981	9,609
Interest expense on commercial paper (Master notes)	(1,110)	(867)	(439)
Other operating income	22	43	—
Compensation expense related to stock options granted	—	(163)	—
Other operating expense	(101)	(52)	—

Net income	$16,015	15,241	13,780

Condensed Statements of Cash Flows

	For the years ended December 31,
	2007	2006	2005
Operating Activities
Net income	$16,015	15,241	13,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Increase in due from subsidiary	(5,335)	(3,073)	(864)
Compensation expense related to stock options granted	—	163	—
Increase in equity in undistributed earnings of subsidiary	(11,746)	(11,981)	(9,609)
Increase in other assets	(13)	—	—

Net cash provided by (used in) operating activities	(1,079)	350	3,307
Financing Activities
Increase in commercial paper, net	5,338	3,073	864
Proceeds from stock option activity	702	461	381
Cash dividends declared and paid on common stock	(4,926)	(4,641)	(4,171)

Net cash provided by (used in) financing activities	1,114	(1,107)	(2,926)
Net increase (decrease) in cash and cash equivalents	35	(757)	381
Cash and cash equivalents, beginning of period	118	875	494

Cash and cash equivalents, end of period	$153	118	875

19.     Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet agreements calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet agreements. Under the guidelines, banking organizations are required to maintain minimum ratios for “Tier 1” capital and “total capital” to “risk-weighted assets” (including certain off-balance sheet agreements such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet agreements are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

“Core Capital” (“Tier 1”). “Tier 1” capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities less goodwill, most intangible assets, and certain other assets.

•

“Supplementary Capital” (“Tier 2”). “Tier 2” capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the “Tier 1” definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan losses, subject to limitations.

•	“Market Risk Capital” (“Tier 3”). “Tier 3” capital includes qualifying unsecured subordinated debt.

Palmetto Bancshares, like other bank holding companies, currently is required to maintain “Tier 1” capital and “total capital” (the sum of “Tier 1,” “Tier 2,” and “Tier 3” capital) equal to at least 4.0% and 8.0%, respectively, of its total “risk-weighted assets” (including various off-balance sheet agreements such as letters of credit). At least half of the “total capital” is required to be “Tier 1” capital. In determining the amount of “risk-weighted assets,” all assets, including certain off-balance sheet agreements, are multiplied by a risk-weight ranging from 0% to 100% based on the risk inherent in the type of asset. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its “Tier 1” and “total capital” ratios must be at least 6.0% and 10.0% on a risk-weighted basis, respectively.

Bank holding companies and banks subject to the “market risk capital” guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Palmetto Bancshares and the Bank are not subject to the “market risk capital” guidelines.

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The Federal Reserve has adopted a minimum “Tier 1” (leverage) capital ratio under which a bank holding company must maintain a minimum level of “Tier 1” capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a “Tier 1” (leverage) capital ratio of at least 4%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve has not advised Palmetto Bancshares of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, the Bank is required to maintain a minimum “Tier 1” (leverage) capital ratio of not less than 4%.

The Federal Deposit Insurance Act, as amended, requires among other things, the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet minimum capital

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compares with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the “total capital” ratio, the “Tier 1” capital ratio, and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•

“Well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a “Tier 1” risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•

“Adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a “Tier 1” risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as “well capitalized.”

•	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a “Tier 1” risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.

•

“Significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a “Tier 1” risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.

•	“Critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as “undercapitalized” or the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as “significantly undercapitalized.”

“Significantly undercapitalized” categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” categorized institutions are subject to the appointment of a receiver or conservator.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes Palmetto Bancshares’ and the Bank’s actual and required capital ratios at the periods indicated (dollars in thousands). As of December 31, 2007, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. As of December 31, 2007, management knew of no conditions or events since the most recent notification from federal banking agencies that would change the Company’s or the Bank’s category.

	Actual		For capital adequacy purposes		To be “well capitalized” under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2007
Total capital to risk-weighted assets
Company	$116,349	10.27%	90,669	8.00	n/a	n/a
Bank	116,186	10.25	90,669	8.00	113,337	10.00
“Tier 1” capital to risk-weighted assets
Company	108,931	9.61	45,335	4.00	n/a	n/a
Bank	108,768	9.60	45,335	4.00	68,002	6.00
“Tier 1” leverage ratio
Company	108,931	8.97	48,591	4.00	n/a	n/a
Bank	108,768	8.94	48,652	4.00	60,815	5.00

At December 31, 2006
Total capital to risk-weighted assets
Company	$105,515	10.19%	82,824	8.00	n/a	n/a
Bank	105,397	10.18	82,824	8.00	103,530	10.00
“Tier 1” capital to risk-weighted assets
Company	96,988	9.37	41,412	4.00	n/a	n/a
Bank	96,870	9.36	41,412	4.00	62,118	6.00
“Tier 1” leverage ratio
Company	96,988	8.59	45,166	4.00	n/a	n/a
Bank	96,870	8.58	45,166	4.00	56,458	5.00

Dividend Restrictions

The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. Palmetto Bancshares is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. Palmetto Bancshares and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of those dividends. The appropriate federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

20.    Quarterly Financial Data (Unaudited)

The following tables summarize selected financial data regarding results of operations for the periods indicated (in thousands, except per share data).

	For the year ended December 31, 2007
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$20,198	20,696	21,293	21,450	83,637
Interest expense	7,735	7,988	8,538	8,497	32,758

Net interest income	12,463	12,708	12,755	12,953	50,879
Provision for loan losses	367	433	400	(212)	988

Net interest income after provision for loan losses	12,096	12,275	12,355	13,165	49,891

Investment securities gains	—	—	—	—	—
Other noninterest income	3,899	3,945	4,704	4,320	16,868
Noninterest expense	10,209	9,951	11,483	10,702	42,345

Net income before provision for income taxes	5,786	6,269	5,576	6,783	24,414
Provision for income taxes	2,025	2,204	1,680	2,490	8,399

Net income	$3,761	4,065	3,896	4,293	16,015

Per share data
Net income—basic	$0.59	0.64	0.61	0.67	2.51

Net income—diluted	0.58	0.63	0.60	0.66	2.47

	For the year ended December 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$17,948	18,769	19,577	20,152	76,446
Interest expense	5,853	6,601	7,242	7,601	27,297

Net interest income	12,095	12,168	12,335	12,551	49,149
Provision for loan losses	525	525	275	300	1,625

Net interest income after provision for loan losses	11,570	11,643	12,060	12,251	47,524

Investment securities gains	2	1	—	31	34
Other noninterest income	4,167	4,247	3,934	4,896	17,244
Noninterest expense	10,332	10,357	10,155	10,755	41,599

Net income before provision for income taxes	5,407	5,534	5,839	6,423	23,203
Provision for income taxes	1,757	1,803	2,038	2,364	7,962

Net income	$3,650	3,731	3,801	4,059	15,241

Per share data
Net income—basic	$0.58	0.59	0.60	0.63	2.40

Net income—diluted	0.57	0.58	0.59	0.63	2.37

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

Transactions of Management and Others

Applicable laws and regulations require that all loans or extensions of credit to Company executive officers, directors, and their affiliates must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all employees and does not give preference to any such person over any employee) and does not involve more than the normal risk of repayment or present other unfavorable features. Any such loans are granted pursuant to The Palmetto Bank’s normal approval procedures that are governed by written policies. Additionally, loans and aggregate loans of $500,000 or greater require prior review and approval by the Board of Directors, pursuant to Regulation O of the Federal Reserve Board.

Personal loans, including residential mortgage loans, to executive officers, directors, and their affiliates may be made with preferential rates under applicable federal law, so long as those preferential rates are the same as those available to all employees of the Bank. However, no loans were made that exceeded $120,000 with preferential rates to the Company’s executive officers, directors, and their affiliate during 2007.

At December 31, 2007, the Company’s executive officers, directors, and their affiliates, were indebted to the Company approximately $16.8 million compared with $16.7 million at December 31, 2006. Such indebtedness does not include bankcard balances, as these balances are deemed to be From January 1, 2007 through December 31, 2007, these executive officers, directors, and their affiliates were given loan extensions and received disbursements on existing borrowings totaling $1.3 million and repaid $3.3 million.

Certain Business Relationships

Required disclosures relating to certain business relationships, if any, are set forth in the definitive Proxy Statement of the Company filed in connection with its 2008 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Chief Accounting Officer) and several other members of the Company’s senior management as of December 31, 2007. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Chief Accounting Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

See Item 8. Financial Statements and Supplementary Data, which includes management’s report on internal control over financial reporting and the attestation report thereon issued by Elliott Davis, LLC, and which is incorporated herein by reference

Fourth Quarter Internal Control Changes

During the fourth quarter of 2007, the Company did not make any changes in its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect those controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2008 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2008 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2008 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2008 Annual Meeting of the Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) All Financial Statements

See Item 8. Financial Statements and Supplementary Data

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

(3) Listing of Exhibits

Exhibit No.	Description

3.1.1	Articles of Incorporation filed on May 13, 1982 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on December 30, 1987

3.1.2	Articles of Amendment filed on May 5, 1988 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

3.1.3	Articles of Amendment filed on January 26, 1989 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

3.1.4	Articles of Amendment filed on April 23, 1990 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

3.1.5	Articles of Amendment filed on October 16, 1996 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996

3.1.6	Articles of Amendment filed on May 17, 1999 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

3.2.1	By-Laws adopted on April 10, 1990: Incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

3.2.2	Amendment to By-Laws dated April 12, 1994: Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

3.2.3	Amendment to By-Laws dated January 19, 1999: Incorporated by reference to Exhibit 3.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4.1	Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 - .6

4.2	Bylaws of the Registrant: Included in Exhibit 3.2.1 - .3

4.3	Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

Exhibit No.	Description
4.4	4.4 Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

10.1*	Palmetto Bancshares, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10 (a) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.2*	The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.3*	The Palmetto Bank Officer Incentive Compensation Plan: Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.4.1*	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

10.4.2*	Amendment to the Palmetto Bancshares, Inc.’s 1997 Stock Compensation Plan: Incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

10.5	Lease Agreement dated as of May 2, 2007 between The Palmetto Bank and Charles E. Howard and Doris H. Howard: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2007

21.1^	List of Subsidiaries of the Registrant

23.1^	Consent of Elliott Davis, LLC

31.1^	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
^	Filed with this Annual Report on Form 10-K

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., Post Office Box 49, Laurens, South Carolina 29360.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:	/s/ L. LEON PATTERSON
L. Leon Patterson Chairman and Chief Executive Officer, Palmetto Bancshares, Inc.

/s/ PAUL W. STRINGER
Paul W. Stringer President and Chief Operating Officer, Chief Accounting Officer Palmetto Bancshares, Inc.

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ L. LEON PATTERSON L. Leon Patterson	Director Chairman Chief Executive Officer Palmetto Bancshares, Inc.	March 14, 2008

/s/ PAUL W. STRINGER Paul W. Stringer	Director President Chief Operating Officer Chief Accounting Officer Palmetto Bancshares, Inc.	March 14, 2008

/s/ W. FRED DAVIS, JR. W. Fred Davis, Jr.	Director	March 14, 2008

/s/ DAVID P. GEORGE, JR. David P. George, Jr.	Director	March 14, 2008

/s/ MICHAEL D. GLENN Michael D. Glenn	Director	March 14, 2008

/s/ JOHN T. GRAMLING, II John T. Gramling, II	Director	March 14, 2008

/s/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	March 14, 2008

Signature	Title	Date

/s/ SAM B. PHILLIPS, JR. Sam B. Phillips, Jr.	Director	March 14, 2008

/s/ ALBERT V. SMITH Albert V. Smith	Director	March 14, 2008

/s/ ANN B. SMITH Ann B. Smith	Director	March 14, 2008

/s/ EDWARD KEITH SNEAD, III Edward Keith Snead, III	Director	March 14, 2008

/s/ JANE S. SOSEBEE Jane S. Sosebee	Director	March 14, 2008

/s/ L. STEWART SPINKS L. Stewart Spinks	Director	March 14, 2008

/s/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	March 14, 2008

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002