Form 10-Q
period 2008-03-31
PALMETTO BANCSHARES INC
filed 2008-05-12
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2008

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
(Registrant’s telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements

for the past 90 days. Yes X   No __

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a  non-accelerated filer.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,432,990

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the registrant’s future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by or with the approval of the registrant that are not statements of historical fact and constitute forward-looking statements. Broadly speaking, forward-looking statements include, but are not limited to, projections of the registrant’s revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial items, descriptions of plans or objectives of management for future operations, products or services, forecasts of the registrant’s future economic performance, and descriptions of assumptions underlying or relating to any of the foregoing.  Because these statements discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “targeted,” “continue,” “remain,” or other similar expressions that are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Refer to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the material risks and uncertainties that management believes impact the registrant and may cause actual results to differ from those discussed in the forward-looking statements.

The registrant wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The registrant also wishes to advise readers that the factors listed above could impact the registrant’s financial performance and could cause the registrant’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The registrant does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$32,972	42,450
Federal funds sold	974	9,782
Total cash and cash equivalents	33,946	52,232

Federal Home Loan Bank ("FHLB") stock, at cost	4,788	2,617
Investment securities available for sale, at fair market value	127,150	95,715
Mortgage loans held for sale	11,804	5,006

Loans	1,072,825	1,044,770
Less: allowance for loan losses	(7,488)	(7,418)
Loans, net	1,065,337	1,037,352

Premises and equipment, net	26,097	25,133
Goodwill	3,691	3,691
Core deposit intangibles	68	79
Accrued interest receivable	6,518	6,655
Other	16,376	19,697
Total assets	$1,295,775	1,248,177

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$134,943	135,111
Interest-bearing	920,231	923,683
Total deposits	1,055,174	1,058,794

Retail repurchase agreements	15,798	11,280
Commercial paper (Master notes)	29,425	26,326
Other short-term borrowings	37,500	30,000
Long-term borrowings	35,000	-
Accrued interest payable	1,916	2,042
Other	8,126	9,479
Total liabilities	1,182,939	1,137,921

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,432,765 and 6,421,765
at March 31, 2008 and December 31, 2007, respectively	32,164	32,109
Capital surplus	1,829	1,664
Retained earnings	81,481	79,221
Accumulated other comprehensive loss, net of tax	(2,638)	(2,738)
Total shareholders' equity	112,836	110,256

Total liabilities and shareholders' equity	$1,295,775	1,248,177

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data)

	For the three month periods ended March 31,
	2008	2007
	(unaudited)
Interest income
Interest earned and fees on loans	$19,051	18,766
Interest earned on investment securities available for sale:
Government-sponsored enterprises (taxable)	199	435
State and municipal (nontaxable)	459	424
Mortgage-backed (taxable)	432	312
Dividends paid on FHLB stock	57	37
Interest earned on federal funds sold	37	208
Interest earned on cash and due from banks	5	16
Total interest income	20,240	20,198

Interest expense
Interest paid on deposits	7,116	7,227
Interest paid on retail repurchase agreements	112	146
Interest paid on commercial paper	144	238
Interest paid on other short-term borrowings	251	29
Interest paid on long-term borrowings	68	95
Total interest expense	7,691	7,735

Net interest income	12,549	12,463

Provision for loan losses	488	367

Net interest income after provision for loan losses	12,061	12,096

Noninterest income
Service charges on deposit accounts	2,167	1,908
Fees for trust and investment management and brokerage services	756	696
Mortgage-banking income	253	348
Other	1,513	947
Total noninterest income	4,689	3,899

Noninterest expense
Salaries and other personnel	6,195	6,137
Occupancy	421	370
Furniture and equipment	1,328	1,277
Marketing	332	268
Amortization of core deposit intangibles	11	12
Other	2,880	2,145
Total noninterest expense	11,167	10,209

Net income before provision for income taxes	5,583	5,786

Provision for income taxes	1,937	2,025

Net income	$3,646	3,761

Common share data
Net income - basic	$0.57	0.59
Net income - diluted	0.56	0.58
Cash dividends	0.20	0.19
Book value	17.54	16.17

Weighted average common shares outstanding - basic	6,431,172	6,378,516
Weighted average common shares outstanding - diluted	6,519,127	6,455,805

See Notes to Consolidated Interim Financial Statements.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income				3,761		3,761

Other comprehensive income, net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $20					32
Reclassification adjustment included
in net income, net of tax impact of $0					-
Net unrealized gains on investment securities available for sale						32

Comprehensive income						3,793

Cash dividend declared and paid ($0.19 per share)				(1,213)		(1,213)
Compensation expense related to stock options			33			33
Stock option activity	14,510	73	113			186

Balance at March 31, 2007	6,381,960	$31,910	$1,248	$70,680	$(663)	$103,175

Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256

Net income				3,646		3,646

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $274					445	445

Defined benefit pension plan
Change in unrealized position during the period, net
of tax impact of $186					(345)	(345)

Comprehensive income						3,746

Cumulative effect of adoption of new accounting standard EITF 06-10				(99)		(99)
Cash dividend declared and paid ($0.20 per share)				(1,287)		(1,287)
Compensation expense related to stock options			23			23
Excess tax benefit from stock-based awards			78			78
Stock option activity	11,000	55	64			119

Balance at March 31, 2008	6,432,765	$32,164	$1,829	$81,481	$(2,638)	$112,836

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Cash Flows
(in thousands)

	For the three month periods ended March 31,
	2008	2007
	(unaudited)
Operating Activities
Net income	$3,646	3,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Premises, furniture, and equipment depreciation	482	506
Amortization of core deposit intangibles	11	12
Amortization of unearned discounts / premiums on investment securities available for sale, net	10	21
Amortization of unearned discounts / premiums on mortgage-backed securities, net	58	12
Provision for loan losses	488	367
Originations of mortgage loans held for sale	(19,107)	(15,513)
Proceeds from sales of mortgage loans held for sale	13,105	13,155
Gains on sales of mortgage loans held for sale, net	(796)	(178)
Writedowns and losses on sales of real estate acquired in settlement of loans	70	166
Compensation expense related to stock options granted	23	33
Excess tax benefit from stock-based awards	78	-
Decrease in accrued interest receivable and other assets, net	1,834	700
Increase (decrease) in accrued interest payable and other liabilities, net	(356)	656
Net cash (used in) provided by operating activities	(454)	3,698

Investing Activities
Proceeds from maturities and calls of investment securities available for sale	12,430	14,295
Purchases of investment securities available for sale	-	(5,659)
Purchases of mortgage-backed investment securities available for sale	(44,615)	-
Repayments on mortgage-backed investment securities available for sale	1,401	878
Purchases of FHLB stock	(2,576)	-
Redemptions of FHLB stock	405	72
Increase in loans, net	(28,865)	(9,243)
Proceeds on sales of real estate acquired in settlement of loans	105	1
Purchases of premises and equipment, net	(1,446)	(1,014)
Net cash used in investing activities	(63,161)	(670)

Financing Activities
Increase in transaction, money market, and savings deposit accounts, net	2,567	35,187
Decrease in time deposit accounts, net	(6,187)	(11,066)
Increase (decrease) in retail repurchase agreements, net	4,518	(4,522)
Increase in commercial paper, net	3,099	3,287
Increase (decrease) in other short-term borrowings	7,500	(6,000)
Proceeds from long-term borrowings	35,000	-
Proceeds from stock option activity	119	186
Cash dividends declared and paid on common stock	(1,287)	(1,213)
Net cash provided by financing activities	45,329	15,859

Net (decrease) increase of cash and cash equivalents	(18,286)	18,887
Cash and cash equivalents, beginning of the period	52,232	46,666
Cash and cash equivalents, end of the period	$33,946	65,553

Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest expense	$7,817	7,768
Income taxes	2,212	8
Significant noncash investing and financing activities
Net unrealized gains on investment securities available for sale, net of tax	$445	32
Net unrealized losses on defined benefit pension plan, net of tax	(345)	-
Loans transferred to real estate acquired in settlement of loans, at fair market value	392	501

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Interim Financial Statements

1.       Summary of Significant Accounting Policies

Nature of Operations

“Palmetto Bancshares” is a regional financial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily within northwest South Carolina (the "Upstate").

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of Palmetto Bancshares, Inc., the “Company”, which includes its wholly owned subsidiary, the “Bank”, and the Bank's wholly owned subsidiary, “Palmetto Capital.”  In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

The Consolidated Interim Financial Statements in this Quarterly Report on Form 10-Q have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the Consolidated Interim Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates

In preparing its Consolidated Interim Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Interim Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. As such, the results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected in future periods.

Business Segments

The Company adheres to the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information about the way that the operating segments were determined, among other items.

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

At March 31, 2008, the Company had made no changes to its determination in its Annual Report on Form 10-K for the year ended December 31, 2007 that it had one reportable operating segment, banking.  As such, separate segment information is not presented within this Quarterly Report on Form 10-Q as management believes that the Company’s Consolidated Interim Financial Statements report the information required by SFAS No. 131 with regard to the Company’s operating segment, banking.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Interim Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on the prior years’ net income or retained earnings as previously reported.

The following table summarizes the Company’s Consolidated Interim Balance Sheet at December 31, 2007, as then reported, prior to these reclassifications (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheet
(dollars in thousands)

December 31,
2007

Assets
Cash and cash equivalents
Cash and due from banks	$41,769
Federal funds sold	10,463
Total cash and cash equivalents	52,232

FHLB stock, at cost	2,617
Investment securities available for sale, at fair market value	95,715
Mortgage loans held for sale	5,006

Loans	1,044,770
Less: allowance for loan losses	(7,418)
Loans, net	1,037,352

Premises and equipment, net	25,133
Goodwill	3,691
Core deposit intangibles	79
Accrued interest receivable	6,655
Other	19,697
Total assets	$1,248,177

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$135,111
Interest-bearing	923,683
Total deposits	1,058,794

Retail repurchase agreements	11,280
Commercial paper (Master notes)	26,326
Federal funds purchased	30,000
FHLB borrowings - long-term	-
Accrued interest payable	2,042
Other	9,479
Total liabilities	1,137,921

Shareholders' equity
Common stock	32,109
Capital surplus	1,664
Retained earnings	79,221
Accumulated other comprehensive loss, net of tax	(2,738)
Total shareholders' equity	110,256

Total liabilities and shareholders' equity	$1,248,177

Cash and cash equivalents are comprised of cash and due from banks as well as federal funds sold to correspondent banks.  Federal funds sold are essentially uncollateralized loans to other financial institutions. During 2007, interest-bearing cash balances held at the FHLB were reported within the Federal Funds Sold financial statement line item within the Consolidated Interim Balance Sheets.  During the first quarter of 2008, management concluded that, although such balances were interest-bearing, they were not federal funds sold.  As such, within this Quarterly Report on Form 10-Q for the three month period ended March 31, 2008, such balances have been reclassified, resulting in prior period reclassifications, and are reported within the Cash and Due From Banks financial statement line item within the Consolidated Interim Balance Sheets.

The table on the following page summarizes the Company’s Consolidated Interim Statements of Income for the three month period ended March 31, 2007, as then reported, prior to these reclassifications (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statement of Income
(dollars in thousands, except common and per share data)

For the three month period ended March 31, 2007

Interest income
Interest and fees on loans	$18,766
Interest on investment securities available for sale	1,171
Interest on federal funds sold	224
Dividends on FHLB stock	37
Total interest income	20,198

Interest expense
Interest on deposits	7,227
Interest on retail repurchase agreements	146
Interest on commercial paper	238
Interest on federal funds purchased	29
Interest on FHLB borrowings - short-term	-
Interest on FHLB borrowings - long-term	95
Total interest expense	7,735

Net interest income	12,463

Provision for loan losses	367

Net interest income after provision for loan losses	12,096

Noninterest income
Service charges on deposit accounts	1,908
Fees for trust and brokerage services	696
Mortgage-banking income	348
Investment securities gains	-
Other	880
Total noninterest income	3,832

Noninterest expense
Salaries and other personnel	6,137
Occupancy	370
Furniture and equipment	481
Premises and equipment leases and rentals	290
Premises and equipment depreciation	506
Marketing	268
Amortization of core deposit intangibles	12
Other	2,078
Total noninterest expense	10,142

Net income before provision for income taxes	5,786

Provision for income taxes	2,025

Net income	$3,761

Consistent with the reclassification of interest-bearing cash balances held at the FHLB from federal funds sold within the Consolidated Interim Balance Sheets, interest income from such accounts was also segregated from interest earned on federal funds sold on the Consolidated Interim Statements of Income.

Within this Quarterly Report on Form 10-Q for the three month period ended March 31, 2008, interest expense on federal funds purchased and interest expense on FHLB borrowings – short term previously reported separately on the Consolidated Interim Statements of Income have been aggregated and are being reported within the Interest in Other Short-Term Borrowings financial statement line item on the Consolidated Interim Statements of Income.

During 2007, in an effort to provide more transparent information to readers of financial statements, the Company reclassified certain expenses relating to the operation of its automatic teller machines, the Company’s operation of its Internet banking product, and the Company’s offering of merchant and cardholder services.  During the three month period ended March 31, 2007, such amounts were reported net of related income within the Other Noninterest Income financial statement line item within the Consolidated Interim Statements of Income.  Within this Quarterly Report on Form 10-Q for the three month period ended March 31, 2008, such expenses have been reclassified, resulting in prior period reclassifications, and are reported gross within the Other Noninterest Expense financial statement line item within the Consolidated Interim Statements of Income.

Within this Quarterly Report on Form 10-Q for the three month period ended March 31, 2008, premises, furniture, and equipment balances that were previously reported separately within Consolidated Interim Statements of Income were segregated due to such desegregated balances not meeting materiality thresholds determined using total interest income and other income balances.  Management does not believe such separately reported balances resulted in more transparent information to readers of financial statements.

Within this Quarterly Report on Form 10-Q for the three month period ended March 31, 2008, in an effort to provide more detailed information to the readers of the Company’s Consolidated Interim Financial Statements, financial statement line items previously reported in the Company’s Consolidated Interim Statement of Cash Flows for the three month period ended March 31, 2007 were further broken down in order to comply with current classifications.  The following table summarizes the reporting of such items in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2007 (in thousands).

For the three month period ended March 31,
Depreciation, amortization, and accretion, net	$551

Maturities, redemption, calls, and principal repayments of investment securities available for sale	15,173

Deposits, net	24,121

The following table summarizes the reporting of such items in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2008 (in thousands).

For the three month period ended March 31,
Premises, furniture, and equipment depreciation	$506
Amortization of core deposit intangibles	12
Amortization of unearned discounts / premiums on investment securities available for sale, net	21
Amortization of unearned discounts / premiums on mortgage-backed securities, net	12
551

Proceeds from maturities and calls of investment securities available for sale	14,295
Repayments on mortgage-backed investment securities available for sale	878
15,173

Increase in transaction, money market, and savings deposit accounts, net	35,187
Decrease in time deposit accounts, net	(11,066)
24,121

Recently Issued / Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities but does not expand the use of fair value in any circumstance. SFAS No. 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The statement applies when other standards require or permit assets and liabilities to be measured at fair value. SFAS No. 157 was effective for the Company for fiscal and interim periods beginning January 1, 2008.  Subsequently, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonrecurring, nonfinancial instruments to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008.  Its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 was effective for the Company on January 1, 2008. SFAS No. 159 was effective for the Company on January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008. As such, its adoptions did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  The EITF’s consensus concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967,” (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. Additionally, the EITF concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee's obligation and ability to repay the employer. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years with earlier application permitted. The consensus further directs entities to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF No. 06-10 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $99 thousand.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which expressed the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, “Application of Accounting Principles to Loan Commitments,” provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB No. 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The staff expects registrants to apply the views in SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The guidance within SAB No. 109 was effective on January 1, 2008.  Its application did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Preacquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R is effective for the Company on January 1, 2009. The Company does believe that the adoption of SFAS No. 141R will have an impact on the Company’s accounting for business combinations, when and if applicable, and, as a result, may have a material impact on its financial position, results of operations and cash flows.

In February 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset and presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS No.  140.  FSP No. 140-3 is effective for the Company for fiscal and interim periods beginning January 1, 2009. Earlier application is not permitted. The Company is currently evaluating the impact that the adoption of FSP No. 140-3 will have on its financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This SFAS No. 161 is effective for the Company on January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This FSP is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles.  FSP No. 142-3 is effective for the Company for fiscal and interim periods beginning January 1, 2009. Earlier application is not permitted. The Company is currently evaluating the impact that the adoption of FSP No. 142-3 will have on its financial position, results of operations, and cash flows.

2.       Cash and Cash Equivalents

The following table summarizes the composition of cash and due from banks at the dates indicated (in thousands).

	March 31,	December 31,
	2008	2007
Cash working funds	$10,125	11,122
Interest-earning demand deposits in other banks	43	681
Noninterest-earning demand deposits in other banks	17,133	20,883
In-transit funds	5,671	9,764
Total cash and cash equivalents	$32,972	42,450

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve Board regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis.  Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag.  For the maintenance period ending on March 26, 2008, based on reservable liabilities from February 12, 2008 through February 25, 2008, the Federal Reserve required the Bank to maintain reserves of $9.4 million.  Due to the Company’s levels of vault cash, no reserves were required to be maintained with correspondent banks, however; $1.0 million was required to be maintained with the Federal Reserve. Deposits with the Federal Reserve do not earn interest.

3.       Investment Securities Available for Sale

During the first quarter of 2008, the Company began investing in collateralized mortgage obligations. Collateralized mortgage obligations are a mortgage-backed security sub-type in which the mortgages are ordered into tranches by some quality (such as repayment time), with each tranche sold as a separate security. These securities, in addition to the Company’s other investment securities available for sale, are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

		March 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value

Government-sponsored enterprises	$8,746	22	-	8,768
State and municipal	52,161	238	(232)	52,167
Collateralized mortgage obligation	44,622	2	(9)	44,615
Other mortgage-backed	21,311	308	(19)	21,600
Total investment securities available for sale	$126,840	570	(260)	127,150

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value

Government-sponsored enterprises	$20,725	26	(8)	20,743
State and municipal	52,677	55	(573)	52,159
Other mortgage-backed	22,722	196	(105)	22,813
Total investment securities available for sale	$96,124	277	(686)	95,715

Approximately 58% of the investment securities portfolio was pledged to secure public deposits and trust assets as of March 31, 2008 as compared with 80% at December 31, 2007.  Of the Company’s $127.2 million available for sale investment securities balance at March 31, 2008, $53.3 million was unpledged and, therefore, available as a liquidity source. Of the Company’s $95.7 million available for sale investment securities balance at December 31, 2007, $19.1 million was unpledged and, therefore, available as a liquidity source. The decrease in pledged securities as a percentage of the investment securities portfolio from December 31, 2007 to March 31, 2008 was the result of an increase in the investment security portfolio.  Investment securities pledged to secure public deposits and trust assets at of March 31, 2008 totaled $73.9 million relatively unchanged from $76.6 million at December 31, 2007.

Impairment Analysis

The following tables summarize the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007 (dollars in thousands).

	March 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	-	-	-	-	-	-
State and municipal	48	19,770	137	15	5,934	95	63	25,704	232
Collateralized mortgage obligation	9	41,043	9	-	-	-	9	41,043	9
Other mortgage-backed	3	2,117	4	2	1,330	15	5	3,447	19
Total investment securities available for sale	60	$62,930	$150	17	7,264	110	77	70,194	260

				December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Other mortgage-backed	1	733	-	15	10,655	105	16	11,388	105
Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

Declines in the fair market value of available-for-sale securities below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair market value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008, management believes the impairments detailed in the preceding table above are temporary, and, as such, no impairment loss has been realized in the Company's Consolidated Interim Statements of Income for the three month period ended March 31, 2008.

Concentrations of Risk

The following table summarizes the fair market value of government-sponsored enterprise and other mortgage-backed investment securities, by issuer, at March 31, 2008 (in thousands).

	FHLB	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total

Government-sponsored enterprises	$7,767	1,001	-	8,768
Other mortgage-backed	-	17,238	4,362	21,600

As a percentage of shareholders' equity	6.88%	16.16	3.87

No collateralized mortgage obligation issuers issued more than 10% of the total shareholders’ equity at March 31, 2008.  No other mortgage-backed security issuers issued more than 2% of the total shareholders’ equity at March 31, 2008.

4.       Loans

Composition

The following table summarizes loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Commercial business	$157,995	14.8%	145,634	14.1
Commercial real estate	660,034	62.0	639,144	61.6
Installment	24,353	2.3	25,315	2.5
Installment real estate	76,990	7.2	75,721	7.3
Indirect	37,972	3.6	39,502	3.8
Credit line	1,956	0.2	2,188	0.2
Prime access	55,561	5.2	54,164	5.2
Residential mortgage	38,216	3.6	40,842	3.9
Bankcards	12,158	1.1	12,702	1.2
Business manager	363	-	326	-
Other	1,494	0.1	2,045	0.2
Loans, gross	$1,067,092	100.1%	1,037,583	100.0
Allowance for loan losses	(7,488)	(0.7)	(7,418)	(0.7)
Loans in process	5,121	0.5	6,511	0.6
Deferred loans fees and costs	612	0.1	676	0.1
Loans, net	$1,065,337	100.0%	1,037,352	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $347.1 million and  $346.3 million at March 31, 2008 and December 31, 2007, respectively.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  At March 31, 2008, the Company pledged $155 million of its loan portfolio as collateral to serve against advances from the FHLB.

 Concentrations of Risk

Loan Type / Industry Concentration.  The Company’s commercial real estate portfolio accounts for 61.5% of the Company’s loan portfolio, excluding those mortgage loans held for sale and the allowance for loan losses.  The following table represents the composition of product types in the commercial real estate portfolio at March 31, 2008.

Commercial - specific purpose	31.3%
Land	15.4
Residential	15.7
Commercial - owner occupied	15.5
Commercial - nonowner occupied	14.0
Construction	8.1
100.0%

Within these commercial specific properties, concentrations exist within loans for hotels / motels, religious facilities, and assisted living facilities. The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that impact any single industry.

Asset Quality

Nonaccrual and Past Due 90 Days. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	March 31,	December 31,	March 31,
	2008	2007	2007
Nonaccrual loans	$5,606	4,810	12,137
Loans past due 90 days and still accruing (1)	260	236	243
	$5,866	5,046	12,380

(1) Substantially all of these loans are bankcard loans

The total additional amount of interest that would have been reported in income for the three month period ended March 31, 2008 had loans classified as nonaccrual at this date performed in accordance with their original terms totaled $227 thousand.  The amount of total interest collected during the three month period ended March 31, 2008 relative to loans classified as nonaccrual at this date totaled $14 thousand.

Troubled Debt Restructurings.  Troubled debt restructurings entered into by the Company during the first three months of 2008 are subject to review by the Company, in accordance with the Company’s loan review policies, to ensure loan classifications were in accordance with applicable regulations.  Any allocations identified during the review based on probable losses have been included in the Company’s allowance for loan losses for the applicable period. At March 31, 2008 and December 31, 2007, the principal balance of such loans totaled $1.2 million.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance for loan losses may be allocated for specific credits, however, the entire allowance for loan losses is available for any credit that, in management's judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company's loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. The table on the following page summarizes the activity impacting the allowance for loan losses for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2008	2007
Allowance for loan losses, beginning of period	$7,418	8,527
Provision for loan losses	488	367

Loans charged-off	(447)	(530)
Loan recoveries	29	96
Net loans charged-off	(418)	(434)

Allowance for loan losses, end of period	$7,488	8,460

Impaired Loans.  The following table summarizes information relative to the Company’s impaired loans at and for the period indicated (in thousands). Impaired loans without a specific allowance allocation at and for the period indicated were generally reserved within the allowance for loan losses.

At and for the three month
period ended March 31, 2008
Impaired loans, end of period	$9,177
Impaired loans subject to specific reserve allocation, end of period	8,534
Impaired loans subject to general reserve allocation, end of period	643
Specific allowance allocation on impaired loans, end of period	1,653
Average impaired loans, during period	8,422

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the average balance of impaired loans for 2007 was $7.8 million.

5.       Premises and Equipment, Net

Composition

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	March 31,	December 31,	March 31,
	2008	2007	2007
Land	$7,478	6,817	6,685
Buildings	18,746	18,440	17,448
Leasehold improvements	2,411	2,247	2,848
Furniture and equipment	18,348	18,054	17,931
Software	3,279	3,273	3,234
Bank automobiles	940	939	886
Premises and equipment, gross	51,202	49,770	49,032

Accumulated depreciation	(25,105)	(24,637)	(24,030)
Premises and equipment, net	$26,097	25,133	25,002

Accumulated Depreciation Activity

The following table summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	At and for the three month
	periods ended March 31,
	2008	2007
Accumulated depreciation, beginning of period	$24,637	23,597

Depreciation
Buildings	136	112
Leasehold improvements	30	40
Furniture and equipment	230	247
Software	42	61
Bank automobiles	44	46
Total depreciation	482	506

Disposals	(14)	(73)

Accumulated depreciation, end of period	$25,105	24,030

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. The Company had no such assets at March 31, 2008.  The Company anticipates that it will classify two parcels of land, with a book value approximating $1.7 million at March 31, 2008, to be purchased from the Company at book value in conjunction with the construction of its corporate headquarters in downtown Greenville banking as held for sale during 2008.

During the first quarter of 2008, the Bank announced that it would consolidate its existing banking office network from 32 to 28 banking offices, effective during the second quarter of 2008. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices, were consolidated during April 2008.  Management is currently evaluating its options with regard to these leased premises.  Consolidation plans with regard to the banking office located at 4513 Main Street (Hodges) in Greenwood County should be complete by the end of the second quarter of 2008.  Management is currently considering options with regard to this consolidated location and has not yet concluded whether or not this location will be sold.  As such, at March 31, 2008, the long-lived assets associated with this consolidated banking office have not been classified as held for sale.  Additionally, such assets continue to be depreciated.  Management does not believe there will be any impairment write-off associated with this banking office consolidation.

During the first quarter of 2008, the Bank celebrated the grand opening of its relocated Pendleton banking office in Anderson County.  The Company owned the previous Pendleton banking office.  Management is currently considering options with regard to the previous location and has not yet concluded whether or not this location will be sold.   At March 31, 2008, such assets continue to be depreciated and have not been classified as held for sale.

During the first quarter of 2008, the Bank purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  The Company expects to celebrate its grand opening of the new Greer banking office during the first quarter of 2009. The Company leases its current Greer banking office and is currently evaluating its options with regard to this leased premise.

6.       Core Deposit Intangibles

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	March 31,	December 31,
	2008	2007
Core deposit intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,711)	(1,700)
Core deposit intangibles, net	$68	79

7.       Mortgage-Servicing Rights Portfolio

Mortgage loans serviced for the benefit of others amounted to $347.1 million and  $346.3 million at March 31, 2008 and December 31, 2007, respectively.

The book value of the Company’s mortgage-servicing rights portfolio at both March 31, 2008 and December 31, 2007 was $2.9 million. The Company’s mortgage-servicing rights portfolio is included in Other Assets on the Consolidated Interim Balance Sheets. The aggregate fair value of the Company’s mortgage-servicing rights portfolio at March 31, 2008 and December 31, 2007 was $3.3 million and $3.6 million, respectively.

The amount of servicing fees earned by the Company during the three month periods ended March 31, 2008 and 2007 was $216 thousand and $203 thousand, respectively. Servicing fees are included in Mortgage-Banking Income on the Consolidated Interim Statements of Income.

Activity

The following table summarizes the changes in the the Company’s mortgage-servicing rights portfolio for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2008	2007
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$2,949	2,648
Capitalized mortgage-servicing rights	165	203
Mortgage-servicing rights portfolio amortization	(213)	(67)
Change in mortgage-servicing rights portfolio valuation allowance	(3)	1
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$2,898	2,785

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Interim Statements of Income.

See Consolidated Interim Statements of Cash Flows for a summary of activity impacting the Company’s mortgage-servicing rights portfolio.

Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2008	2007
Valuation allowance, beginning of period	$10	4
Aggregate (additions charged to) and reductions credited from operations	3	(1)
Valuation allowance, end of period	$13	3

8.       Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included in Other Assets on the Consolidated Interim Balance Sheets at the dates indicated (in thousands).

	March 31,	December 31,	March 31,
	2008	2007	2007
Real estate acquired in settlement of loans	$7,960	7,743	934
Repossessed automobiles acquired in settlement of loans	369	403	332
Total property acquired in settlement of loans	$8,329	8,146	1,266

Activity

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of the period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans for the three month period ended March 31, 2008 (in thousands).

Real estate acquired in settlement of loans, beginning of period	$7,743
Add: New real estate acquired in settlement of loans and related adjustments	392
Less: Sales / recoveries of real estate acquired in settlement of loans	(105)
Less: Provision charged to expense	(70)
Real estate acquired in settlement of loans, end of period	$7,960

9.       Deposits

Composition

The following table summarizes the Company’s traditional deposit composition at the dates indicated (in thousands).

	March 31,	December 31,
	2008	2007
Transaction deposit accounts	$526,375	522,359
Money market deposit accounts	113,867	118,681
Savings deposit accounts	38,260	34,895
Time deposit accounts $100,000 and greater	149,494	150,398
Time deposit accounts less than $100,000	227,178	232,461
Total traditional deposit accounts	$1,055,174	1,058,794

At March 31, 2008, $577 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $809 thousand at December 31, 2007.

Interest Expense on Deposit Accounts

The following table summarizes the Company’s interest expense on traditional deposit accounts costs for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2008	2007
Transaction deposit accounts	$2,029	2,200
Money market deposit accounts	776	980
Savings deposit accounts	30	34
Time deposit accounts	4,281	4,013
Total interest expense on traditional deposit accounts	$7,116	7,227

10.    Borrowings

FHLB Borrowings

During March 2008, the Company began a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities. Management believes that such funding provides the Company with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income by employing these funds in higher yield interest-earning assets. To supplement asset growth funding, total long-term FHLB borrowings increased $35.0 million during March 2008.  An additional $17.0 million was utilized during April 2008.  The table on the following page summarizes the Company’s long-term borrowings from the FHLB at March 31, 2008 (dollars in thousands).  The Company’s long-term FHLB advance does not have embedded call options.

			Total
Borrowing balance	$5,000	$30,000	$35,000
Interest rate	2.57%	2.89%	2.84%
Maturity date	3/8/2010	3/7/2011

The following table summarizes the Company’s long-term borrowings from the FHLB at April 30, 2008 (dollars in thousands).  The Company’s long-term FHLB advance does not have embedded call options.

					Total
Borrowing balance	$5,000	$12,000	$30,000	$5,000	$52,000
Interest rate	2.57%	2.75%	2.89%	3.61%	2.90%
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

At March 31, 2008, of its approximately $155 million available credit based lendable collateral value to serve against advances from the FHLB, the Company employed advances of $56.5 million, $21.5 million of which was determined to be short-term when employed and $35.0 million of which was determined to be long-term when employed, and $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  Short-term FHLB borrowings are included as federal funds purchased from correspondent banks.  At March 31, 2008, the Company had approximately $29 million available credit based lendable collateral value to serve against advances from the FHLB.

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

Federal Funds Accommodations

In addition to the FHLB borrowing capacity summarized above, at March 31, 2008, the Company had access to federal funds funding sources at correspondent banks.  At March 31, 2008, the Company’s accessible funding from correspondent bank federal funds sources was $50 million, of which $16.0 million was utilized at March 31, 2008. During April 2008, a correspondent bank increased the Bank’s federal funds accommodation by $5 million for a period beginning on April 7, 2008 and ending on March 31, 2009 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. Management intends to extend this accommodation at its maturity.  This additional federal funds accommodation in the amount of $5 million increased the Company’s accessible funding from correspondent bank federal funds sources from $50 million to $55 million.

11.    Employee Benefit Plans

Defined Benefit Pension Plan

Plan Freeze.  During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan.  Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation.

SFAS No. 158 Adoption.  The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” recognized the funded status of its defined benefit postretirement plan, and provided the additional required disclosures as of the year ended December 31, 2007. This Statement required, among other things, the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87, “Employers' Accounting for Pensions,” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” that had not yet been recognized through net periodic benefit cost were recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The following table summarizes the adjustments made to accumulated other comprehensive income (loss) (“AOCI(L)”) since the Company’s adoption of SFAS No. 158 during the year ended December 31, 2007 (in thousands).

	Impact of FASB No. 158	Impact of freeze	Total
AOCI(L), pre tax, December 31, 2007	$(6,334)	2,508	(3,826)
Income tax impact	2,218	(878)	1,340
AOCI(L), after tax, December 31, 2007	$(4,116)	1,630	(2,486)

Change in AOCI(L), pre tax, three month period ended March 31, 2008	$(531)	-	(531)
Income tax impact	186	-	186
Change in AOCI(L), after tax, three month period ended March 31, 2008	$(345)	-	(345)

AOCI(L), pre tax, March 31, 2008	$(6,865)	2,508	(4,357)
Income tax impact	2,404	(878)	1,526
AOCI(L), after tax, March 31, 2008	$(4,461)	1,630	(2,831)

401(k) Plan

During the three month periods ended March 31, 2008 and 2007, the Company made matching contributions to employee 401(k) plan totaling $91 thousand and $78 thousand, respectively.

Collateral Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $99 thousand related to accounting for certain collateral split-dollar life insurance arrangements in connection with the adoption of EITF No. 06-10.

12.    Equity Based Compensation

Stock Option Plan

General. As of January 2007, all of this plan’s options had been granted with various expiration dates through December 31, 2016.  Of these, 187,155 remained outstanding at March 31, 2008 with exercise prices ranging from $13.00 to $30.40. All options granted have a vesting term of five years and an exercise period of ten years.

Determining Fair Value. The table on the following page summarizes the stock option awards granted by the Company, the fair value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the grant dates indicated.

Grant Date	1/16/2007

Stock option awards granted	800

Option price	$30.40

Fair value of stock option awards granted	$6.24

Expected dividend yields	2.5%
Expected volatility	13
Risk-free interest rate	5
Expected term (years)	10
Vesting period (years)	5

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

Stock Option Compensation Expense. The compensation cost that was charged against pretax net income for stock options during the three month periods ended March 31, 2008 and 2007 was $23 thousand and $33 thousand, respectively. For both periods, management estimated that forfeitures would not be significant and recognized compensation costs for all equity awards.

At March 31, 2008, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $165 thousand before the effect of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a remaining period of four years.

Stock Option Activity. The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2006	251,670	$18.67
Granted	800	30.40
Exercised	(14,510)	12.81
Outstanding at March 31, 2007	237,960	$19.07

Outstanding at December 31, 2007	198,155	$20.29
Granted	-	-
Exercised	(11,000)	10.80
Outstanding at March 31, 2008	187,155	$20.85

Cash received from stock option exercises under the Company’s stock option plan for the three month periods ended March 31, 2008 and 2007 was $119 thousand and $186 thousand, respectively.

The total intrinsic value of stock options exercised during the three month period ended March 31, 2008 was $332 thousand.

Stock Options Outstanding. The table on the following page summarizes information regarding stock options outstanding and exercisable at March 31, 2008.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding at 3/31/08	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 3/31/08	Weighted- average exercise price
	$13.00		19,620	1.75	$13.00	19,620	$13.00
	$13.50		11,800	2.75	13.50	11,800	13.50
$15.00	to	$20.00	62,135	4.23	17.39	62,135	17.39
$23.30	to	$26.60	58,800	6.20	24.75	38,800	24.37
$27.30	to	$30.40	34,800	7.76	27.37	13,320	27.37
		Total	187,155	5.15	$20.85	145,675	$19.26

The intrinsic value of stock options outstanding and exercisable at March 31, 2008 was $3.2 million.

Restricted Stock Plan

On February 19, 2008, the Company’s Board of Directors adopted, subject to shareholder approval, the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, which provides for the grant of stock awards to the Company’s employees, officers, and directors.  The Company’s shareholders approved the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan on April 15, 2008. A total of 250,000 shares of common stock have been reserved for issuance pursuant to awards under the Plan, subject to its anti-dilution provisions.  A copy of the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan was attached as Appendix A to the Company’s Proxy Statement dated March 17, 2008 with respect to an Annual Meeting of Shareholders held on April 15, 2008. No restricted stock awards had been granted at March 31, 2008.

13.    Net Income per Common Share

The following table summarizes the Company’s reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month
	periods ended March 31,
	2008	2007
Weighted average common shares outstanding - basic	6,431,172	6,378,516
Dilutive impact resulting from potential common share issuances	87,955	77,289
Weighted average common shares outstanding - diluted	6,519,127	6,455,805

Common share data
Net income - basic	$0.57	0.59
Net income - diluted	0.56	0.58

As noted previously, beginning in 2007, management determined that an average trading price valuation method, based on the last five known trades of the stock, was an appropriate estimate of the fair market value of the Company’s common stock.  The dilutive impact resulting from potential common share issuances for the three month period ended March 31, 2007 was calculated prior to this change, which occurred during the second quarter of 2007.

At March 31, 2008, all outstanding options were included in the calculation of diluted net income per common share because the exercise price of all options was lower than the average market price as determined by the average trading price of the last five known trades of the Company’s common stock.

14.    Commitments and Contingencies

Standby Letters of Credit

At March 31, 2008, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2008 was $11.3 million compared with $11.2 million at December 31, 2007.  Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair value of such guarantees was material at March 31, 2008.

Derivatives

See Note 15 for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to derivative loan commitments and its forward loan sales commitments.

Real Property Operating Lease Obligations

The Company leases certain office facilities and real estate relating to banking services under operating leases.  Rental expense for such operating leases totaled $217 thousand and $186 thousand for the three month periods ended March 31, 2008 and 2007, respectively.  Other than those discussed below, there has been no significant change in future minimum lease payments payable by the Company since December 31, 2007.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Interim Financial Statements.  Additionally, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s business, financial condition, results of operations, and cash flows.  Such commitments are generally entered into for a 12-month period with option extensions.  As such, costs beyond 2008 cannot be reasonably estimated at this time.

During the first quarter of 2008, the Company executed a building lease and a lease for additional office space with regard to its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the second quarter of 2008. Future minimum lease payments payable by the Company for the remainder of 2008 relative to these locations approximate $70 thousand.   Although lease payments for periods subsequent to 2008 cannot be determined because lease payments depend on consumer price index changes, management does not believe that future minimum lease payments relative to these locations will significantly differ from those for 2008.  Obligations under these operating lease agreements are payable over several years with the building lease expiring in 2015 and the additional office space lease expiring in 2011.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009.  During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County.  Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor's land (one of which houses the temporary downtown Greenville banking office during construction).  The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its previous downtown Greenville banking office.  Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement.

Contractual Capital Expenditure Obligations

The renovation of the Company’s leased Woodruff Road banking office was substantially completed during the first quarter of 2008.  The related contractual obligations with regard to this renovation were also materially satisfied during this period.

In it Annual Report on Form 10-K for the year ended December 31, 2007, the Company estimated that the final stage of its existing Montague banking office renovation and expansion would cost between $450 thousand and $500 thousand.  At the time of this filing, the Company’s contractual obligation with regard to this renovation was not materially satisfied.  Management approximates that approximately 40% of the contractual obligation had been satisfied as of April 2008.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting of the new corporate headquarters facility to make it suitable and adequate for the Company’s intended purposes.

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company's financial condition or results of operations.

15.    Derivative Financial Instruments and Hedging Activities

As part of its mortgage-banking activities, the Company originates certain mortgage loans and enters into forward sales commitments of closed mortgage loans in the secondary market at a future date at a specified price. The commitments to originate mortgage loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. At March 31, 2008, and December 31, 2007, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments were immaterial.

16.     Disclosures Regarding Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 has been applied prospectively as of the beginning of the period.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

  Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
  Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at March 31, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair value
Investment securities available for sale	$-	$127,150	$-	$127,150

The fair value investment securities available for sale are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities may include exchange traded equities. If quoted market prices are not available, fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities may include U.S. Treasury securities, obligations of government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include subordinated tranches of collateralized mortgage obligations and investments in financial institution trust preferred securities.

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets.  For assets measured at fair value on a nonrecurring basis in the first three months of 2008 that were still held in the Consolidated Interim Balance Sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at March 31, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair value
Impaired loans	$-	$7,523	$-	$7,523

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.2 million, with a valuation allowance of $1.7 million at March 31, 2008.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. The main intent of SFAS No. 159 was to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected nonfinancial items. SFAS No. 159 was effective for the Company on January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

17.    Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The table on the following page summarizes Palmetto Bancshares’ and the Bank’s actual and required capital ratios at the periods indicated (dollars in thousands). As of March 31, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. As of March 31, 2008, management knew of no conditions or events since the most recent notification from federal banking agencies that would change the Company’s or the Bank’s category.

	Actual		For capital adequacy purposes		To be "well capitalized" under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2008
Total capital to risk-weighted assets
Company	$118,915	10.19%	93,349	8.00	n/a	n/a
Bank	118,607	10.16	93,349	8.00	116,687	10.00

"Tier 1" capital to risk-weighted assets
Company	111,427	9.55	46,675	4.00	n/a	n/a
Bank	111,119	9.52	46,675	4.00	70,012	6.00

"Tier 1" leverage ratio
Company	111,427	8.87	50,259	4.00	n/a	n/a
Bank	111,119	8.84	50,278	4.00	62,847	5.00

At December 31, 2007
Total capital to risk-weighted assets
Company	$116,349	10.27%	90,669	8.00	n/a	n/a
Bank	116,186	10.25	90,669	8.00	113,337	10.00

"Tier 1" capital to risk-weighted assets
Company	108,931	9.61	45,335	4.00	n/a	n/a
Bank	108,768	9.60	45,335	4.00	68,002	6.00

"Tier 1" leverage ratio
Company	108,931	8.97	48,591	4.00	n/a	n/a
Bank	108,768	8.94	48,652	4.00	60,815	5.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors impacting the Company’s financial condition as of March 31, 2008 and results of operations and cash flows for the three month period ended March 31, 2008. This discussion should be read in conjunction with the Company’s Consolidated Interim Financial Statements, and notes thereto, for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.  Results for the three month period ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.  Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Development and Description of Business

Organization

Palmetto Bancshares is a regional financial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, the Bank, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily in Upstate South Carolina.

Since Palmetto Bancshares is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from its subsidiary bank, funds received through stock option exercises, and funds received through the offering of commercial paper as an alternative investment tool for its commercial customers (master note program).

The Bank was organized and chartered under South Carolina law in 1906. Palmetto Bancshares owns all of the Bank’s common stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans and invest in securities.

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

Additionally, the Bank offers mortgage-servicing services to secondary market purchasers in connection with certain mortgage loans the Bank originates for sale.

Palmetto Capital is a wholly owned subsidiary of the Bank and provides brokerage services relating to stocks, treasury and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James.

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

Business Segments

During the three month period ended March 31, 2008, the Company made no changes to its determination in its Annual Report on Form 10-K for the year ended December 31, 2007 that it had one reportable operating segment, banking.  As such, separate segment information is not presented within this Quarterly Report on Form 10-Q.

Employees

At March 31, 2008, the Company had 413 full-time equivalent employees, none of whom were subject to collective bargaining agreements, compared with 409 full-time equivalent employees at December 31, 2007.  Employees, depending on their level of employment, are offered a comprehensive employment program including, but not limited to, medical and dental benefits, life insurance, long-term disability coverage, a 401(k) plan, and various incentive plans.

Critical Accounting Policies and Estimates

General

The Company’s accounting and financial reporting policies are in conformity, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.  The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of income and expense during the reporting period.  While the Company bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates. On an annual basis, management, in conjunction with the Company’s independent registered public accounting firm, discuss the development and selection of the critical accounting estimates with the Audit Committee of the Company’s Board of Directors.

The Company considers accounting policies and estimates to be “critical” to the Company’s financial condition, results of operations, or cash flows if the accounting policy or estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company considers the accounting for its allowance for loan losses, mortgage-servicing rights portfolio, and defined benefit pension plan to be “critical” because of the valuation techniques used and the sensitivity of the amounts recorded in the Company’s Consolidated Interim Financial Statements to the methods, assumptions, and estimates underlying these balances. Accounting for these “critical” areas requires subjective and complex judgments and could be subject to revision as new information becomes available.

For additional information regarding the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2007.

Highlights

Sources and Uses of Funds

Loans continue to be the largest component of the Company’s mix of assets. Average loans accounted for 90.5% of average interest-earning assets during the three month period ended March 31, 2008 compared with 87.7% during the three month period ended March 31, 2007. Average loans increased $117.5 million, or 12.3%, during the three month period ended March 31, 2008 compared with the same period of 2007.

Investment securities available for sale increased $31.4 million, or 32.8%, during the first three months of 2008 as the Company began investing in collateralized mortgage obligations. Collateralized mortgage obligations are a mortgage-backed security sub-type in which the mortgages are ordered into tranches by some quality (such as repayment time), with each tranche sold as a separate security. As noted below, during March 2008, the Company began a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income by employing these funds in higher yield interest-earning assets. The Company used these long-term FHLB borrowings to invest in collateralized mortgage obligations, which management believes are undervalued in the current marketplace.  In addition, management believes that the “margin of safety” on these investments is at unprecedented levels due to the market discount that has been applied to the entire mortgage related marketplace.  In spite of these purchases, average investment securities available for sale accounted for 8.7% of average interest-earning assets during the three month period ended March 31, 2008 compared with 10.5% during the same period of 2007. Average investment securities available for sale decreased $11.2 million, or 9.9%, during the three month period ended March 31, 2008 compared with the same period of 2007. Absent these collateralized mortgage obligation purchased in conjunction with this leverage transaction, the relative proportion of funds invested in investment securities available for sale decreased when comparing the periods presented as the Company employed the proceeds from maturing investment securities to fund loan growth.

Traditional deposit accounts continue to be the Company’s primary source of funding.  Average traditional deposit accounts increased $55.3 million, or 5.5% during the three month period ended March 31, 2008 compared with the same period of 2007.  Average nontraditional deposit accounts, including retail repurchase agreements and commercial paper, supplement the Company’s source of funding provided through traditional deposit accounts.  Such accounts increased $9.2 million, or 25.5% over the same periods.  The combination of increasing competition and alternative investment options has made it more difficult to grow deposits accounts, both traditional and nontraditional. To supplement funding provided through deposit accounts, management has primarily employed proceeds from maturing investment securities issued by government-sponsored enterprises and borrowed funds to fund loan growth.

The Company has found wholesale funding, which includes federal funds purchased from correspondent banks and FHLB advances, to be a logical answer to supplement asset growth funding when funding through deposits is insufficient. Management believes that such funding provides the Company with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. During March 2008, the Company began a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income by employing these funds in higher yield interest-earning assets. To supplement asset growth funding, total wholesale funding increased $42.5 million during the three month period ended March 31, 2008, $35.0 million of which was long-term.  An additional $17.0 million in long-term FHLB borrowings was utilized during April 2008.

At March 31, 2008, of its approximately $155 million available credit based lendable collateral value to serve against advances from the FHLB, the Company employed advances of $56.5 million, $21.5 million of which was determined to be short-term when employed and $35.0 million of which was determined to be long-term when employed, and $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  At March 31, 2008, the Company had approximately $29 million available credit based lendable collateral value to serve against advances from the FHLB.

In addition to the FHLB borrowing capacity summarized above, at March 31, 2008, the Company had access to federal funds funding sources at correspondent banks.  At March 31, 2008, the Company’s accessible funding from correspondent bank federal funds sources was $50 million, of which $16.0 million was utilized at March 31, 2008. During April 2008, a correspondent bank increased the Bank’s federal funds accommodation by $5 million for a period beginning on April 7, 2008 and ending on March 31, 2009 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. Management intends to extend this accommodation at its maturity.  This additional federal funds accommodation in the amount of $5 million increased the Company’s accessible funding from correspondent bank federal funds sources from $50 million to $55 million.

Highlights of Net Income

Net income decreased $115 thousand, or 3.1%, from the three month period ended March 31, 2007 to the same period of 2008.  The following table summarizes the components of net income for the three month periods ended March 31, 2008 and 2007 (in thousands).

	For the three month
	periods ended March 31,		Dollar	Percent
	2008	2007	variance	variance

Interest income	$20,240	20,198	42	0.2%
Interest expense	7,691	7,735	(44)	(0.6)
Net interest income	12,549	12,463	86	0.7
Provision for loan losses	488	367	121	33.0
Net interest income after provision for loan losses	12,061	12,096	(35)	(0.3)
Noninterest income	4,689	3,899	790	20.3
Noninterest expense	11,167	10,209	958	9.4
Net income before provision for income taxes	5,583	5,786	(203)	(3.5)
Provision for income taxes	1,937	2,025	(88)	(4.3)
Net income	$3,646	3,761	(115)	(3.1)%

Highlights of Net Interest Income.

Net interest income for the three month period ended March 31, 2008 was $12.5 million, an increase of $81 thousand, or 0.6%, compared with the three month period ended March 31, 2007. The table on the following page summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the three month period ended March 31, 2008 to the three month period ended March 31, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days in each period.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Total interest income	$576	(702)	168	42
Total interest expense	994	(1,101)	63	(44)
Net interest income	$(418)	399	105	86

The Federal Reserve influences the general market rates of interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The Company’s loan portfolio is significantly impacted by changes in the prime interest rate, and its borrowings portfolio is significantly impacted by changes in the federal funds interest rate, which is the cost of immediately available overnight funds. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate for the three month periods ended March 31, 2007 and March 31, 2008.

	Prime rate	Federal funds rate
Rate, at December 31, 2006	8.25%	5.25

Changes in rate	-	-

Rate, at March 31, 2007	8.25%	5.25

Rate, at December 31, 2007	7.25%	4.25

Changes in rate	(2.00)	(2.00)

Rate, at March 31, 2008	5.25%	2.25

As discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk, management’s evaluation of its net interest income simulation prepared as of March 31, 2008 indicated that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would be positively impacted.

Provision for Loan Losses.

See Asset Quality and Allowance for Loan Losses included elsewhere in this item for discussion of the factors impacting the provision for loan losses for the three month period March 31, 2008.

Highlights of Noninterest Income.

The following table summarizes the components of noninterest income for the three month periods ended March 31, 2008 and 2007 (in thousands).

	For the three month periods
	ended March 31,		Dollar	Percent
	2008	2007	variance	variance
Service charges on deposit accounts	$2,167	1,908	259	13.6%
Fees for trust and investment management and brokerage services	756	696	60	8.6
Mortgage-banking income	253	348	(95)	(27.3)
Other	1,513	947	566	59.8
Total noninterest income	$4,689	3,899	790	20.3%

During the first quarter of 2008, the Company recorded a pretax first quarter gain of approximately $226 thousand, recorded within Other Noninterest Income on the Consolidated Interim Statements of Income, resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa's recent initial public offering.  The Company continues to own 8,386 shares of Visa Class B shares that are convertible into Class A shares.

Highlights of Noninterest Expense.

The following table summarizes the components of noninterest expense for the three month periods ended March 31, 2008 and 2007 (in thousands).

	For the three month periods
	ended March 31,		Dollar	Percent
	2008	2007	variance	variance
Salaries and other personnel	$6,195	6,137	58	0.9%
Occupancy	421	370	51	13.8
Furniture and equipment	1,328	1,277	51	4.0
Marketing	332	268	64	23.9
Amortization of core deposit intangibles	11	12	(1)	(8.3)
Other	2,880	2,145	735	34.3
Total noninterest expense	$11,167	10,209	958	9.4%

The following table summarizes significant fluctuations within Other Noninterest Expense during the three month period ended March 31, 2008 over the same period of 2007 (in thousands).

	For the three month periods
	ended March 31,		Dollar
	2008	2007	variance
Federal Deposit Insurance Corporation assessment	$165	40	125
Sundry losses	99	(127)	226
Real estate acquired in settlement of loans writedowns	360	166	194
	$624	79	545

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, in November 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations that set deposit insurance assessment rates that took effect in 2007. The Bank received a one-time assessment credit of $576 thousand that could be applied against future premiums, beginning in 2007, subject to certain limitations. Any remaining credit could be used to offset up to 90% of subsequent annual assessments through 2010. The increase in FDIC premiums during the three month period ended March 31, 2008 over the same period of 2007 was due to the fact that during the 2007 quarter, the Company was able to utilize its one-time assessment credit against deposit insurance assessments due.

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure, and reserved for in Other Noninterest Expense in the Consolidated Interim Statements of Income, of approximately $174 thousand related to items uncollected at that date.  Subsequently, during the first three months of 2007, the Bank collected virtually all of these items.  Therefore, this reserve was reversed during the first quarter of 2007.

During the first quarter of 2008, the Company recorded $360 thousand in writedowns related to its real estate acquired in settlement of loans portfolio primarily as the result of costs associated with the holding of one commercial property within the portfolio.

Asset Quality

The following table summarizes the material trends in asset quality for the periods indicated.

	At and for the three month periods ended March 31,		At and for the year ended December 31,
	2008	2007	2007
Classified assets as a percentage of loans (1)	1.8%	2.4	1.4
Nonaccrual loans as a percentage of loans and foreclosed assets (1)	0.52	1.27	0.46
Nonaccrual loans as a percentage of total assets	0.43	1.03	0.39
Nonperforming assets as a percentage of loans and foreclosed assets (1)	1.29	1.40	1.23
Nonperforming assets as a percentage of total assets	1.08	1.14	1.04
Net loans charged-off as a percentage of average loans (1)	0.16	0.19	0.21

(1) Loans calculated excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

See Financial Condition – Lending Activities, included elsewhere in this item, for discussion of factors impacting these trends in asset quality.

Allowance for Loan Losses

The allowance for loan losses increased slightly from $7.4 million at December 31, 2007 to $7.5 million at March 31, 2008, declining from 0.71% to 0.70% of loans, respectively, calculated using loans excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income. The ratio of the allowance for loan losses to loans decreased one basis point from December 31, 2007 to March 31, 2008 due, in part, to the overall growth in the loan portfolio.  Additionally, management believes that this ratio was impacted by the Company’s asset quality indicators, a selection of which are presented in the preceding Asset Quality section. Despite the decline in this ratio, management believes the level of the allowance for loan losses continues to remain adequate.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of loan losses could also change, which could impact the level of future provisions for loan losses.

Other First Quarter Highlights

Collateral Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $99 thousand related to accounting for certain collateral split-dollar life insurance arrangements in connection with the adoption of EITF No. 06-10.

Restricted Stock Plan. On February 19, 2008, the Company’s Board of Directors adopted, subject to shareholder approval, the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, which provides for the grant of stock awards to the Company’s employees, officers, and directors.  The Company’s shareholders approved the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan on April 15, 2008. A total of 250,000 shares of common stock have been reserved for issuance pursuant to awards under the Plan, subject to its anti-dilution provisions.  A copy of the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan was attached as Appendix A to the Company’s Proxy Statement dated March 17, 2008 with respect to an Annual Meeting of Shareholders held on April 15, 2008. No restricted stock awards had been granted at March 31, 2008.

Property Highlights.  During the first quarter of 2008, the Bank:

  Announced that it would consolidate its existing banking office network from 32 to 28 banking offices, effective during the second quarter of 2008. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices, were consolidated during April 2008.  Management is currently evaluating its options with regard to these leased premises.  Consolidation plans with regard to the banking office located at 4513 Main Street (Hodges) in Greenwood County should be complete by the end of the second quarter of 2008.  Management is currently considering options with regard to this consolidated location and has not yet concluded whether or not this location will be sold.
  Opened its relocated Pendleton banking office in Anderson County.
  Purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.
  Executed a building lease and a lease for additional office space with regard to its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the second quarter of 2008.
  Substantially completed the renovation of the Company’s leased Woodruff Road banking office.
  Continued the final stage of its existing Montague banking office renovation and expansion.

Additional Property Highlights.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009.  During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County.  Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor's land (one of which houses the temporary downtown Greenville banking office during construction).  The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its previous downtown Greenville banking office.  Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement.

The Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting of the new corporate headquarters facility to make it suitable and adequate for the Company’s intended purposes.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,	Dollar	Percent
	2008	2007	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$32,972	42,450	(9,478)	(22.3)%
Federal funds sold	974	9,782	(8,808)	(90.0)
Total cash and cash equivalents	33,946	52,232	(18,286)	(35.0)

FHLB stock, at cost	4,788	2,617	2,171	83.0
Investment securities available for sale, at fair market value	127,150	95,715	31,435	32.8
Mortgage loans held for sale	11,804	5,006	6,798	135.8

Loans	1,072,825	1,044,770	28,055	2.7
Less: allowance for loan losses	(7,488)	(7,418)	(70)	0.9
Loans, net	1,065,337	1,037,352	27,985	2.7

Premises and equipment, net	26,097	25,133	964	3.8
Goodwill	3,691	3,691	-	-
Core deposit intangibles	68	79	(11)	(13.9)
Accrued interest receivable	6,518	6,655	(137)	(2.1)
Other	16,376	19,697	(3,321)	(16.9)
Total assets	$1,295,775	1,248,177	47,598	3.8%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$134,943	135,111	(168)	(0.1)%
Interest-bearing	920,231	923,683	(3,452)	(0.4)
Total deposits	1,055,174	1,058,794	(3,620)	(0.3)

Retail repurchase agreements	15,798	11,280	4,518	40.1
Commercial paper (Master notes)	29,425	26,326	3,099	11.8
Other short-term borrowings	37,500	30,000	7,500	25.0
Long-term borrowings	35,000	-	35,000	100.0
Accrued interest payable	1,916	2,042	(126)	(6.2)
Other	8,126	9,479	(1,353)	(14.3)
Total liabilities	1,182,939	1,137,921	45,018	4.0

Shareholders' equity
Common stock	32,164	32,109	55	0.2
Capital surplus	1,829	1,664	165	9.9
Retained earnings	81,481	79,221	2,260	2.9
Accumulated other comprehensive loss, net of tax	(2,638)	(2,738)	100	(3.7)
Total shareholders' equity	112,836	110,256	2,580	2.3

Total liabilities and shareholders' equity	$1,295,775	1,248,177	47,598	3.8%

Lending Activities

Composition.  The following table summarizes net loans, by loan purpose, excluding those mortgage loans held for sale, by classification at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Commercial business	$157,995	14.8%	145,634	14.1
Commercial real estate	660,034	62.0	639,144	61.6
Installment	24,353	2.3	25,315	2.5
Installment real estate	76,990	7.2	75,721	7.3
Indirect	37,972	3.6	39,502	3.8
Credit line	1,956	0.2	2,188	0.2
Prime access	55,561	5.2	54,164	5.2
Residential mortgage	38,216	3.6	40,842	3.9
Bankcards	12,158	1.1	12,702	1.2
Business manager	363	-	326	-
Other	1,494	0.1	2,045	0.2
Loans, gross	$1,067,092	100.1%	1,037,583	100.0
Allowance for loan losses	(7,488)	(0.7)	(7,418)	(0.7)
Loans in process	5,121	0.5	6,511	0.6
Deferred loans fees and costs	612	0.1	676	0.1
Loans, net	$1,065,337	100.0%	1,037,352	100.0

Loans included in the table are net of participations sold, and mortgage loans sold and serviced for others.  Mortgage loans serviced for the benefit of others amounted to $347.1 million and  $346.3 million at March 31, 2008 and December 31, 2007, respectively.

Pledged. To borrow from the FHLB, members must pledge collateral to secure advances.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  At March 31, 2008, the Company pledged $155 million of its loan portfolio as collateral to serve against advances from the FHLB.

Concentrations of Risk.  Loan Type / Industry Concentration. As noted above, the Company’s commercial real estate portfolio accounts for 61.5% of the Company’s loan portfolio, excluding those mortgage loans held for sale and the allowance for loan losses.  The following table represents the composition of product types in the commercial real estate portfolio at March 31, 2008.

Commercial - specific purpose	31.3%
Land	15.4
Residential	15.7
Commercial - owner occupied	15.5
Commercial - nonowner occupied	14.0
Construction	8.1
100.0%

Within these commercial specific properties, concentrations exist within loans for hotels / motels, religious facilities, and assisted living facilities. The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that impact any single industry.

Asset Quality.  The table on the following page summarizes the composition of the Company’s classified assets, by collateral type, at the dates indicated (dollars in thousands).

	March 31, 2008
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans (1)
Commercial and industrial	$566	1,443	800	-	2,809	0.3%

Real estate - single family	232	3,876	171	-	4,279	0.4
Real estate - construction	-	184	-	-	184	0.0
Real estate - other	2,484	7,980	629	-	11,093	1.0
Total loans secured by real estate	2,716	12,040	800	-	15,556	1.5

General consumer and other	30	366	21	-	417	0.0

Total classified loans	$3,312	13,849	1,621	-	18,782	1.8%

As a percentage of loans (1)	0.3%	1.3	0.2	-	1.8%

	December 31, 2007
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans (1)
Commercial and industrial	$118	1,451	647	-	2,216	0.2%

Real estate - single family	176	3,646	370	-	4,192	0.4
Real estate - construction	-	182	-	-	182	0.0
Real estate - other	1,578	6,033	461	-	8,072	0.8
Total loans secured by real estate	1,754	9,861	831	-	12,446	1.2

General consumer and other	20	322	29	-	371	0.0

Total classified loans	$1,892	11,634	1,507	-	15,033	1.4%

As a percentage of loans (1)	0.2%	1.1	0.1	-	1.4%

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

The majority of the increase in classified assets at March 31, 2008 over December 31, 2007 can be attributed to the addition of two loan relationships to the classified asset portfolio, one being graded as special mention and the other being graded as substandard.

Impacting the increase in assets classified as “special mention” at March 31, 2008 over December 31, 2007 was the addition of a retail facility loan relationship totaling $1.8 million.  As a precautionary measure, this loan was downgraded as a result of cash flow analysis.  However, management believes that, from a market value perspective, the securing commercial real estate loan collateral is sufficient to cover the Bank’s exposure.  Proceeds from past and future sales of outparcels are being used to reduce the debt.

Impacting the increase in assets classified as “substandard” at March 31, 2008 over December 31, 2007 was the addition of a participation relationship for which the Bank’s exposure totals $744 thousand.  This loan funded golf course communities including both courses and residential lots.  When the borrower’s ability to cover debt service payments slowed, the lead bank in this participation arrangement and the borrower developed a debt repayment plan which involves the sale of the golf courses in addition to the ongoing sale of the residential lots.  Management believes the securing commercial real estate loan collateral is sufficient to cover the Bank’s exposure.

Nonperforming Assets. The table on the following page summarizes trends in nonperforming assets at the dates indicated (dollars in thousands). The composition of nonaccrual loans is based on loan collateral type.

	March 31,	December 31,	March 31,
	2008	2007	2007

Real estate	$4,857	4,127	11,507
Commercial and industrial	631	567	530
General consumer and other	118	116	100
Total nonaccrual loans	5,606	4,810	12,137

Real estate acquired in settlement of loans	7,960	7,743	934
Repossessed automobiles acquired in settlement of loans	369	403	332
Total foreclosed assets	8,329	8,146	1,266

Total nonperforming assets	$13,935	12,956	13,403

Loans past due 90 days and still accruing (1)	$176	236	243

Loans (2)	$1,072,825	1,044,770	954,221

Total assets	1,295,775	1,248,177	1,173,497

Nonaccrual loans as a percentage of:
loans and foreclosed assets (2)	0.52%	0.46	1.27
total assets	0.43	0.39	1.03

Nonperforming assets as a percentage of:
loans and foreclosed assets (2)	1.29	1.23	1.40
total assets	1.08	1.04	1.14

(1)	Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

During the first quarter of 2007, two loans, both of which were secured by other real estate, were placed in nonaccrual status.  At March 31, 2007, the principal balance of these loans totaled $5.3 million.  During July 2007, the Company completed foreclosure proceedings with regard to the real estate collateral securing both loans that had been previously classified as nonaccrual.  Both properties, totaling $5.3 million, were placed into the Bank’s real estate in settlement of loans portfolio in July at fair market value. One property, totaling $2.2 million was sold from the Company’s real estate in settlement of loans portfolio during 2007.  In addition to the second such property that remained in the Company’s real estate in settlement of loans portfolio at December 31, 2007, during the fourth quarter of 2007, the Company completed foreclosure proceedings with regard to the real estate collateral securing one loan that had been previously classified as “substandard” during the fourth quarter of 2005.   This property was transferred into the Bank’s real estate in settlement of loans portfolio during 2007 at its fair market value.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of the period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans for the three month period ended March 31, 2008 (in thousands).

Real estate acquired in settlement of loans, beginning of period	$7,743
Add: New real estate acquired in settlement of loans and related adjustments	392
Less: Sales / recoveries of real estate acquired in settlement of loans	(105)
Less: Provision charged to expense	(70)
Real estate acquired in settlement of loans, end of period	$7,960

Real estate acquired in settlement of loans remained relatively unchanged during the first three months of 2008.  Two loan relationships comprise approximately 91% of the real estate acquired in settlement of loans portfolio.  Both loan relationships are secured by other real estate for which foreclosure proceedings were completed during the third quarter of 2007 and  during the fourth quarter of 2007, respectively.  With regard to the property added to the portfolio during the third quarter, the lead bank is currently marketing this property for sale and believes it has several interest parties.  Management expects the proceeds from the sale to cover the Company’s exposure.  The property placed into the real estate acquired in settlement of loans portfolio during the fourth quarter was the Bank’s purchase portion of a participation arrangement.  The lead bank is managing the operations of the property and is currently working with an external firm to develop a plan to market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.

Troubled debt restructurings entered into by the Company during the first three months of 2008 are subject to review by the Company, in accordance with the Company’s loan review policies, to ensure loan classifications were in accordance with applicable regulations.  Any allocations identified during the review based on probable losses have been included in the Company’s allowance for loan losses for the applicable period. At March 31, 2008 and December 31, 2007, the principal balance of such loans totaled $1.2 million.

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which management has concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of March 31, 2008, the Company had potential problem loans totaling $7.4 million that were not already categorized as nonaccrual.

Allowance for Loan Losses. Impaired Loans.  The following table summarizes information relative to the Company’s impaired loans at and for the period indicated (in thousands). Impaired loans without a specific allowance allocation at and for the period indicated were generally reserved within the allowance for loan losses.

At and for the three month
period ended March 31, 2008
Impaired loans, end of period	$9,177
Impaired loans subject to specific reserve allocation, end of period	8,534
Impaired loans subject to general reserve allocation, end of period	643
Specific allowance allocation on impaired loans, end of period	1,653
Average impaired loans, during period	8,422

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the average balance of impaired loans for 2007 was $7.8 million.

Activity. The table on the following page summarizes activity within the allowance for loan losses at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the allowance for loan losses at the time realized.

	At and for the three month periods ended March 31,		At and for the year ended December 31,
	2008	2007	2007
Allowance for loan losses, beginning of period	$7,418	8,527	8,527

Provision for loan losses	488	367	988

Loans charged-off
Commercial and industrial	125	106	505
Real estate - single family	77	87	371
Real estate - construction	-	-	-
Real estate - other	13	107	496
General consumer and other	232	230	991
Total loans charged-off	447	530	2,363

Recoveries
Commercial and industrial	8	18	54
Real estate - single family	2	3	39
Real estate - construction	-	-	-
Real estate - other	1	1	13
General consumer and other	18	74	160
Total recoveries	29	96	266

Net loans charged-off	418	434	2,097

Allowance for loan losses, end of period	$7,488	8,460	7,418

Average loans (1)	$1,062,952	949,102	986,518

Ending loans (1)	1,072,825	954,221	1,044,770

Nonaccrual loans	5,606	12,137	4,810

Net loans charged-offs as a percentage of average loans (1)	0.16%	0.19	0.21

Allowance for loan losses as a percentage of ending loans (1)	0.70	0.89	0.71

Allowance for loan losses as a percentage of nonaccrual loans	133.57	69.70	154.22

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance for loan losses may be allocated for specific credits, however, the entire allowance for loan losses is available for any credit that, in management's judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company's loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

Management believes that that the declining trend of the allowance for loan losses as a percentage of ending loans, excluding mortgage loans held for sale, net of unearned income, results from improving credit quality factors during the three month period ended March 31, 2008 over the same period of 2007.  Management believes that such improvement is the result of several factors including, but not limited to, management’s conservative philosophy regarding its underwriting and lending mix, the ongoing management of asset quality, and growth within the portfolio being primarily loans secured by real estate which generally involve less risk than other types of lending. Despite the decline in this ratio, management believes the level of the allowance for loan losses continues to remain adequate.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of loan losses could also change, which could impact the level of future provisions for loan losses.

Investment Activities

The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2008		December 31, 2007
	Total	% of total	Total	% of total
Government-sponsored enterprises	$8,768	6.9%	20,743	21.7
State and municipal	52,167	41.0	52,159	54.5
Collateralized mortgage obligations	44,615	35.1	-	-
Other mortgage-backed	21,600	17.0	22,813	23.8
Total investment securities available for sale	$127,150	100.0%	95,715	100.0

The following table summarizes the amortized cost and fair market value composition of the Company’s investment securities available for sale portfolio at the dates indicated (in thousands).

	March 31, 2008		December 31, 2007
	Amortized	Fair market	Amortized	Fair market
	cost	value	cost	value
Government-sponsored enterprises	$8,746	8,768	20,725	20,743
State and municipal	52,161	52,167	52,677	52,159
Collateralized mortgage obligations	44,622	44,615	-	-
Other mortgage-backed	21,311	21,600	22,722	22,813
Total investment securities available for sale	$126,840	127,150	96,124	95,715

Approximately 58% of the investment securities portfolio was pledged to secure public deposits and trust assets as of March 31, 2008 as compared with 80% at December 31, 2007.  Of the Company’s $127.2 million available for sale investment securities balance at March 31, 2008, $53.3 million was unpledged and, therefore, available as a liquidity source. Of the Company’s $95.7 million available for sale investment securities balance at December 31, 2007, $19.1 million was unpledged and, therefore, available as a liquidity source. The decrease in pledged securities as a percentage of the investment securities portfolio from December 31, 2007 to March 31, 2008 was the result of an increase in the investment security portfolio.  Investment securities pledged to secure public deposits and trust assets at of March 31, 2008 totaled $73.9 million, relatively unchanged from $76.6 million at December 31, 2007.

Impairment Analysis. The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007 (dollars in thousands).

	March 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	-	-	-	-	-	-
State and municipal	48	19,770	137	15	5,934	95	63	25,704	232
Collateralized mortgage obligation	9	41,043	9	-	-	-	9	41,043	9
Other mortgage-backed	3	2,117	4	2	1,330	15	5	3,447	19
Total investment securities available for sale	60	$62,930	$150	17	7,264	110	77	70,194	260

Declines in the fair market value of available-for-sale securities below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair market value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008, management believes the impairments detailed in the preceding table above are temporary, and, as such, no impairment loss has been realized in the Company's Consolidated Interim Statements of Income for the three month period ended March 31, 2008.

Concentrations of Risk

The following table summarizes the fair market value of government-sponsored enterprise and other mortgage-backed investment securities, by issuer, at March 31, 2008 (in thousands).

	FHLB	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total

Government-sponsored enterprises	$7,767	1,001	-	8,768
Other mortgage-backed	-	17,238	4,362	21,600

As a percentage of shareholders' equity	6.88%	16.16	3.87

No collateralized mortgage obligation issuers issued more than 10% of the total shareholders’ equity at March 31, 2008.  No other mortgage-backed security issuers issued more than 2% of the total shareholders’ equity at March 31, 2008.

Deposit Activities

The following table summarizes the Company’s traditional deposit composition at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$134,943	12.8%	135,111	12.8
Interest-bearing transaction deposit accounts	391,432	37.1	387,248	36.5
Transaction deposit accounts	526,375	49.9	522,359	49.3

Money market deposit accounts	113,867	10.8	118,681	11.2
Savings deposit accounts	38,260	3.6	34,895	3.3
Time deposit accounts	376,672	35.7	382,859	36.2
Total traditional deposit accounts	$1,055,174	100.0%	1,058,794	100.0

Dependence on traditional deposit account funding declined from December 31, 2007 to March 31, 2008.  At December 31, 2007, traditional deposit accounts as a percentage of liabilities were 93.0% compared with 89.2% at March 31, 2008. The decline in the percentage of funding provided by traditional deposit accounts during the first three months of 2008 resulted in the Company relying more heavily on alternative funding sources from which to fund asset growth.

The table set forth below summarizes the average balances of interest-bearing traditional deposit accounts by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

		For the three month periods ended March 31,
		2008		2007
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$390,028	2,029	2.09%	330,181	2,200	2.70
Money market deposit accounts	114,327	776	2.73	117,217	980	3.39
Savings deposit accounts	36,011	30	0.34	42,183	34	0.33
Time deposit accounts	380,869	4,281	4.52	377,549	4,013	4.31
Total interest-bearing traditional deposit accounts	$921,235	7,116	3.11%	867,130	7,227	3.38

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

The Company’s reliance on borrowed funds increased by $42.5 million during the first three months of 2008 because alternative funding sources were inadequate to cover asset growth. Borrowings as a percentage of total liabilities were approximately 6.1% and 5.9% at March 31, 2008 and December 31, 2007, respectively.

The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	March 31, 2008		December 31, 2007
	Total	% of total	Total	% of total
Retail repurchase agreements	$15,798	13.4%	11,280	16.7
Commercial paper	29,425	25.0	26,326	38.9
Total nontraditional deposit accounts	45,223	38.4	37,606	55.6

Other short-term borrowings	37,500	31.9	30,000	44.4
Long-term borrowings	35,000	29.7	-	-
Total wholesale funding	72,500	61.6	30,000	44.4

Total borrowed funds	$117,723	100.0%	67,606	100.0

FHLB Borrowings. During March 2008, the Company began a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities. Management believes that such funding provides the Company with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income by employing these funds in higher yield interest-earning assets. To supplement asset growth funding, total long-term FHLB borrowings increased $35.0 million during March 2008.  An additional $17.0 million was utilized during April 2008.  The following table summarizes the Company’s long-term borrowings from the FHLB at March 31, 2008 (dollars in thousands).  The Company’s long-term FHLB advance does not have embedded call options.

			Total
Borrowing balance	$5,000	$30,000	$35,000
Interest rate	2.57%	2.89%	2.84%
Maturity date	3/8/2010	3/7/2011

The following table summarizes the Company’s long-term borrowings from the FHLB at April 30, 2008 (dollars in thousands).  The Company’s long-term FHLB advance does not have embedded call options.

					Total
Borrowing balance	$5,000	$12,000	$30,000	$5,000	$52,000
Interest rate	2.57%	2.75%	2.89%	3.61%	2.90%
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

At March 31, 2008, of its approximately $155 million available credit based lendable collateral value to serve against advances from the FHLB, the Company employed advances of $56.5 million, $21.5 million of which was determined to be short-term when employed and $35.0 million of which was determined to be long-term when employed, and $69.0 million in a letter of credit used to secure public deposits as required or permitted by law.  Short-term FHLB borrowings are included as federal funds purchased from correspondent banks.  At March 31, 2008, the Company had approximately $29 million available credit based lendable collateral value to serve against advances from the FHLB.

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

Federal Funds Accommodations. In addition to the FHLB borrowing capacity summarized above, at March 31, 2008, the Company had access to federal funds funding sources at correspondent banks.  At March 31, 2008, the Company’s accessible funding from correspondent bank federal funds sources was $50 million, of which $16.0 million was utilized at March 31, 2008.  During April 2008, a correspondent bank increased the Bank’s federal funds accommodation by $5 million for a period beginning on April 7, 2008 and ending on March 31, 2009 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. Management intends to extend this accommodation at its maturity.  This additional federal funds accommodation in the amount of $5 million increased the Company’s accessible funding from correspondent bank federal funds sources from $50 million to $55 million.

Capital

General. The following table summarizes capital resource key performance indicators at and for the periods indicated (dollars in thousands, except common and per share data).

	At and for the three month periods ended March 31
	2008	2007
Total shareholders' equity	$ 112,836	103,175
Average shareholders' equity	112,714	102,120

Total shareholders' equity to total assets	8.7%	8.8
Average shareholders' equity as a percentage of average total assets	8.9	8.8

Cash dividends per common share	$ 0.20	0.19
Dividend payout ratio	35.30%	32.25

The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends.

The following table summarizes activity impacting shareholders’ equity at and for the period indicated (in thousands).

At and for the three month
period ended March 31, 2008
Shareholders' equity, beginning of period	$110,256

Additions to shareholders' equity
Net income	3,646
Net unrealized gains on investment securities	445
Stock option activity	142
Excess tax benefit from stock-based awards	78
Total additions to shareholders' equity	4,311

Reductions in shareholders' equity
Cumulative effect of adoption of new accounting standard EITF 06-10	(99)
Net unrealized losses on defined benefit pension plan assets	(345)
Cash dividends declared and paid	(1,287)
Total reductions in shareholders' equity	(1,731)

Shareholders' equity, end of period	$112,836

Accumulated Other Comprehensive Income (Loss).  The Company adopted SFAS No. 158,  recognized the funded status of its defined benefit postretirement plan, and provided the additional required disclosures as of the year ended December 31, 2007. This Statement required, among other things, the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that had not yet been recognized through net periodic benefit cost were recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. During the first quarter of 2008, the Company recorded a pretax adjustment to the funded status of its defined benefit postretirement plan totaling $531 thousand.  The after tax impact to the Company’s accumulated other comprehensive income totaled $345 thousand.

The following table summarizes the components of accumulated other comprehensive income (loss) at March 31, 2008.

Investment securities available for sale	$193
Defined benefit pension plan	(2,831)
Shareholders' equity, end of period	$(2,638)

Regulatory Capital Requirements. Under regulatory requirements, reported accumulated other comprehensive income / loss amounts do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  As of March 31, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since March 31, 2008, there were no conditions or events of which management has been made aware that would materially change the Company’s or the Bank’s status.

Derivative Activities

As part of its mortgage-banking activities, the Company originates certain mortgage loans and enters into forward sales commitments of closed mortgage loans in the secondary market at a future date at a specified price. The commitments to originate mortgage loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. At March 31, 2008, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments were immaterial.

Liquidity

Cash Flow Needs

Standby Letters of Credit. At March 31, 2008, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2008 was $11.3 million compared with $11.2 million at December 31, 2007.  Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair value of such guarantees was material at March 31, 2008.

Derivatives.  See Derivative Activities, included elsewhere in this item, for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to derivative loan commitments and its forward loan sales commitments.

Dividend Obligations. For the three month periods ended March 31, 2008 and 2007, cash dividends were declared by the Company’s Board of Directors and paid totaling $1.3 million, or $0.20 per common share, and $1.2 million, or $0.19 per common share, respectively.  The Company has historically paid dividends on a quarterly basis. These dividends equate to dividend payout ratios of 35.30% and 32.25% for the same periods. The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends. The Company’s Board of Directors is currently committed to continuing to pay regular cash dividends.  However, there can be no assurance as to future dividends because they are dependent on the Company’s financial condition, results of operations, cash flows, as well as capital and dividend regulations.

Real Property Operating Lease Obligations. The Company leases certain office facilities and real estate relating to banking services under operating leases.  Rental expense for such operating leases totaled $217 thousand and $186 thousand for the three month periods ended March 31, 2008 and 2007, respectively.  Other than those discussed below, there has been no significant change in future minimum lease payments payable by the Company since December 31, 2007.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Interim Financial Statements.  Additionally, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s business, financial condition, results of operations, and cash flows.  Such commitments are generally entered into for a 12-month period with option extensions.  As such, costs beyond 2008 cannot be reasonably estimated at this time.

During the first quarter of 2008, the Company executed a building lease and a lease for additional office space with regard to its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the second quarter of 2008. Future minimum lease payments payable by the Company for the remainder of 2008 relative to these locations approximate $70 thousand.   Although lease payments for periods subsequent to 2008 cannot be determined because lease payments depend on consumer price index changes, management does not believe that future minimum lease payments relative to these locations will significantly differ from those for 2008.  Obligations under these operating lease agreements are payable over several years with the building lease expiring in 2015 and the additional office space lease expiring in 2011.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company anticipates construction will be completed during the fourth quarter of 2008 with the grand opening celebration to follow during the first quarter of 2009.  During 2007, the Company executed a build-to-suit operating lease agreement in conjunction with its new corporate headquarters in Greenville County.  Under the terms of the lease agreement, the Lessor will purchase from the Bank two parcels of land and improvements thereon adjacent to the Lessor's land (one of which houses the temporary downtown Greenville banking office during construction).  The Lessor will combine the original premises and the newly purchased lessee property and will complete site work, construct improvements, and lease the resulting premises to the Company under the terms and conditions of the lease agreement. During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its previous downtown Greenville banking office.  Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement.

Contractual Capital Expenditure Obligations. The renovation of the Company’s leased Woodruff Road banking office was substantially completed during the first quarter of 2008.  The related contractual obligations with regard to this renovation were also materially satisfied during this period.

In it Annual Report on Form 10-K for the year ended December 31, 2007, the Company estimated that the final stage of its existing Montague banking office renovation and expansion would cost between $450 thousand and $500 thousand.  At the time of this filing, the Company’s contractual obligation with regard to this renovation was not materially satisfied.  Management approximates that approximately 40% of the contractual obligation had been satisfied as of April 2008.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting of the new corporate headquarters facility to make it suitable and adequate for the Company’s intended purposes.

Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data)

	For the three month
	periods ended March 31,		Dollar	Percent
	2008	2007	variance	variance
	(unaudited)
Interest income
Interest and fees on loans	$19,051	18,766	285	1.5%
Interest on investment securities available for sale	1,090	1,171	(81)	(6.9)
Dividends on FHLB stock	57	37	20	54.1
Interest earned on federal funds sold	37	208	(171)	(82.2)
Interest earned on cash and due from banks	5	16	(11)	(68.8)
Total interest income	20,240	20,198	42	0.2

Interest expense
Interest on deposits	7,116	7,227	(111)	(1.5)
Interest on retail repurchase agreements	112	146	(34)	(23.3)
Interest on commercial paper	144	238	(94)	(39.5)
Interest on other short-term borrowings	251	29	222	765.5
Interest on long-term borrowings	68	95	(27)	(28.4)
Total interest expense	7,691	7,735	(44)	(0.6)

Net interest income	12,549	12,463	86	0.7

Provision for loan losses	488	367	121	33.0

Net interest income after provision for loan losses	12,061	12,096	(35)	(0.3)

Noninterest income
Service charges on deposit accounts	2,167	1,908	259	13.6
Fees for trust and investment management and brokerage services	756	696	60	8.6
Mortgage-banking income	253	348	(95)	(27.3)
Other	1,513	947	566	59.8
Total noninterest income	4,689	3,899	790	20.3

Noninterest expense
Salaries and other personnel	6,195	6,137	58	0.9
Occupancy	421	370	51	13.8
Furniture and equipment	1,328	1,277	51	4.0
Marketing	332	268	64	23.9
Amortization of core deposit intangibles	11	12	(1)	(8.3)
Other	2,880	2,145	735	34.3
Total noninterest expense	11,167	10,209	958	9.4

Net income before provision for income taxes	5,583	5,786	(203)	(3.5)

Provision for income taxes	1,937	2,025	(88)	(4.3)

Net income	$3,646	3,761	(115)	(3.1)%

Common share data
Net income - basic	$0.57	0.59	(0.02)	(3.4)%
Net income - diluted	0.56	0.58	(0.02)	(3.4)
Cash dividends	0.20	0.19	0.01	5.3
Book value	17.54	16.17	1.37	8.5

Weighted average common shares outstanding - basic	6,431,172	6,378,516
Weighted average common shares outstanding - diluted	6,519,127	6,455,805

Net interest margin for the three month period ended March 31, 2008 was 4.28% compared with 4.66% for the three month period ended March 31, 2007. Average interest-earning assets increased $95.5 million, or 8.8% over the same periods.

Earnings resulted in a return on average shareholders’ equity of 13.01% and 14.94% for the three month periods ended March 31, 2008 and 2007. Return on average assets was 1.16% and 1.32% for the same periods.

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

Average Balance Sheets and Net Interest Income / Margin Analysis. The following table summarizes the Company’s average balance sheets and net interest income analysis for the periods indicated (dollars in thousands). The Company's interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the three month periods ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Cash and due from banks	$ 1,001	$ 5	2.01%	1,226	16	5.29
Federal funds sold	5,020	37	2.96	16,235	208	5.20
FHLB stock	3,340	57	6.86	2,595	37	5.78
Investment securities available for sale, nontaxable (1)	52,571	459	3.51	47,757	424	3.60
Investment securities available for sale, taxable (1)	49,633	631	5.11	65,686	747	4.61
Loans, net of unearned (2)	1,068,983	19,051	7.17	951,523	18,766	8.00
Total interest-earning assets	1,180,548	20,240	6.90	1,085,022	20,198	7.55

Noninterest-earning assets
Cash and due from banks	33,388			31,605
Allowance for loan losses	(7,434)			(8,427)
Premises and equipment, net	25,568			24,867
Goodwill	3,688			3,688
Core deposit intangibles	74			121
Accrued interest receivable	6,386			5,959
Other	18,308			13,912
Total noninterest-earning assets	79,978			71,725

Total assets	$ 1,260,526			1,156,747

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Transaction deposit accounts	$ 390,028	$ 2,029	2.09%	330,181	2,200	2.70
Money market deposit accounts	114,327	776	2.73	117,217	980	3.39
Savings deposit accounts	36,011	30	0.34	42,183	34	0.33
Time deposit accounts	380,869	4,281	4.52	377,549	4,013	4.31
Total interest-bearing deposits	921,235	7,116	3.11	867,130	7,227	3.38

Retail repurchase agreements	18,582	112	2.42	13,874	146	4.27
Commercial paper (Master notes)	26,761	144	2.16	22,251	238	4.34
Other short-term borrowings, net	28,217	251	3.58	2,035	29	5.78
Long-term borrowings	9,615	68	2.84	10,000	95	3.85
Total interest-bearing liabilities	1,004,410	7,691	3.08	915,290	7,735	3.43

Noninterest-bearing liabilities
Transaction deposit accounts	132,313			131,096
Accrued interest payable	2,578			2,470
Other	8,511			5,771
Total noninterest-bearing liabilities	143,402			139,337

Total liabilities	1,147,812			1,054,627

Shareholders' equity	112,714			102,120

Total liabilities and shareholders' equity	$ 1,260,526			1,156,747

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 12,549	4.28%		12,463	4.66

(1)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

(2)

Calculated including mortgage loans held for sale.  Nonaccrual loans are included in average balances for yield computations.  The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The Company’s loan portfolio is significantly impacted by changes in the prime interest rate, and its borrowings portfolio is significantly impacted by changes in the federal funds interest rate, which is the cost of immediately available overnight funds. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate for the three month periods ended March 31, 2007 and March 31, 2008.

	Prime rate	Federal funds rate
Rate, at December 31, 2006	8.25%	5.25

Changes in rate	-	-

Rate, at March 31, 2007	8.25%	5.25

Rate, at December 31, 2007	7.25%	4.25

Changes in rate	(2.00)	(2.00)

Rate, at March 31, 2008	5.25%	2.25

Rate / Volume Analysis. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the three month period ended March 31, 2008 to the three month period ended March 31, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days in each period.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Interest-earnings assets
Cash and due from banks	$(3)	(8)	-	(11)
Federal funds sold	(106)	(65)	-	(171)
FHLB stock	12	8	-	20
Investment securities available for sale	(120)	30	9	(81)
Loans (1)	793	(667)	159	285
Total interest income	$576	(702)	168	42

Interest-bearing liabilities
Interest-bearing deposits	$572	(741)	58	(111)
Retail repurchase agreements	135	(170)	1	(34)
Commercial paper	64	(159)	1	(94)
Other short-term borrowings	227	(7)	2	222
Long-term borrowings	(4)	(24)	1	(27)
Total interest expense	$994	(1,101)	63	(44)

Net interest income	$(418)	399	105	86

(1)	Calculated including mortgage loans held for sale, net of unearned income, excluding the allowance for loan losses

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net loans charged-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $488 thousand for the three month period March 31, 2008 compared with $367 thousand for the same period of 2007. See Financial Condition – Lending Activities, included elsewhere in this item, for further discussion regarding the factors impacting the adequacy of the Company’s allowance for loan losses and, therefore, its provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2008	2007
Service charges on deposit accounts	$2,167	1,908
Fees for trust and investment management and brokerage services	756	696
Mortgage-banking income	253	348
Other	1,513	947
Total noninterest income	$4,689	3,899

Service Charges on Deposit Accounts. Service charges on deposit accounts comprise a significant component of noninterest income.  The following table summarizes service charges on deposit accounts as a percentage of average transaction deposit accounts for the periods indicated (dollars in thousands).

	For the three month periods
	ended March 31,
	2008	2007
Service charges on deposit accounts	$2,167	1,908

Average interest-bearing transaction deposit accounts	$390,028	330,181
Average noninterest-bearing transaction deposit accounts	132,313	131,096
Total average transaction deposit accounts	$522,341	461,277

Service charges on deposit accounts as a percentage of total average transaction deposit accounts
	1.7%	1.7

Mortgage-Banking Income. The Company sells most of the residential mortgage loans it originates in the secondary market and retains servicing rights. Mortgage loans serviced for the benefit of others amounted to $347.1 million and  $346.3 million at March 31, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $329.2 million at March 31, 2007.

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2008	2007
Mortgage-servicing fees	$216	203
Gain on sale of mortgage loans held for loans	189	177
Mortgage-serciving right amortization, impairment, and recoveries	(216)	(66)
Other mortgage-banking income	64	34
Total mortgage-banking income	$253	348

The increase in mortgage-servicing fees correlates to the increase in mortgage loans serviced for others.

Amortization of the mortgage-servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio, such as loan types, interest rate stratification, and recent prepayment experience.  Amortization, impairment, and recoveries within the mortgage-servicing rights portfolio increased during the three month period ended March 31, 2008 over the same period of 2007. Between September 2007 and March 2008, the Federal Reserve Open Market Committee decreased rates 300 basis points.  As a result, refinancing activity increased.  Therefore, the component of mortgage-servicing rights amortization, impairment, and recoveries related to refinancing activity (prepayment speeds) increased,  thereby negatively impacting the amortization, impairment, and recoveries within the Company’s mortgage-servicing rights portfolio.

Other. During 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest income during the three month period ended March 31, 2008 compared with the same period of 2007. The  table on the following page summarizes the related account for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2008	2007
Merchant income	$286	38
Merchant expense	(229)	(8)
Merchant income, net	$57	30

Merchant income is included in Other Noninterest Income on the Consolidated Interim Statements of Income, and merchant expense accounts are included in Other Noninterest Expense on the Consolidated Interim Statements of Income.  Although the fluctuation in merchant income, net had relatively little impact on the Company’s Consolidated Interim Statements of Income over the periods noted, the change in recording method did impact the breakout within the Other Noninterest Income and Other Noninterest Expense financial statement line items.

The following table adjusts reported other noninterest income for the merchant income account (in thousands).

	For the three month periods
	ended March 31,
	2008	2007
Other noninterest income	$1,513	947
Merchant income	(286)	(38)
Other noninterest income, adjusted	$1,227	909

After adjusting for this account, other noninterest income increased $318 thousand, or 35.0%, during the three month period ended March 31, 2008 over the same period of 2007.

During the first quarter of 2008, the Company recorded a pretax first quarter gain of approximately $226 thousand, recorded within Other Noninterest Income on the Consolidated Interim Statements of Income, resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa's recent initial public offering.  The Company continues to own 8,386 shares of Visa Class B shares that are convertible into Class A shares. On March 28, 2008, each Class B share was convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange. The amount of Class A shares the Company could realize upon conversion of its Class B shares may change depending upon whether additional amounts of money need to be reserved by Visa to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If those shares could have been converted on March 28, 2008 (date current conversion rate determined), they would have had a market value of approximately $376 thousand. The Company obtained its ownership of Visa shares, and resulting proportionate share of the Visa litigation settlement, by being a long-time Visa member. The Company’s ownership proportion is based upon its percentage of total fees paid to Visa over this period.

Noninterest Expense

General. The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three month periods
	ended March 31,
	2008	2007
Salaries and other personnel	$6,195	6,137
Occupancy	421	370
Furniture and equipment	1,328	1,277
Marketing	332	268
Amortization of core deposit intangibles	11	12
Other	2,880	2,145
Total noninterest expense	$11,167	10,209

Other.  As noted above, during 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest expense during the three month period ended March 31, 2008 compared with the same period of 2007. The following table adjusts reported other noninterest expense for the merchant expense accounts (in thousands).

	For the three month periods
	ended March 31,
	2008	2007
Other noninterest expense	$2,880	2,145
Merchant expense	(229)	(8)
Other noninterest income, adjusted	$2,651	2,137

After adjusting for these accounts, other noninterest expense increased $514 thousand, or 24.1%, during the three month period ended March 31, 2008 over the same period of 2007.  The following table summarizes significant fluctuations within other noninterest expense, adjusted during the three month period ended March 31, 2008 over the same period of 2007(in thousands).

	For the three month periods
	ended March 31,
	2008	2007
FDIC assessment	$165	40
Sundry losses	99	(127)
Real estate acquired in settlement of loans writedowns	360	166
	$624	$79

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, in November 2006, the FDIC adopted final regulations that set deposit insurance assessment rates that took effect in 2007. The Bank received a one-time assessment credit of $576 thousand that could be applied against future premiums, beginning in 2007, subject to certain limitations. Any remaining credit could be used to offset up to 90% of subsequent annual assessments through 2010. The increase in FDIC premiums during the three month period ended March 31, 2008 over the same period of 2007 was due to the fact that during the 2007 quarter, the Company was able to utilize its one-time assessment credit against deposit insurance assessments due.  As such, during the 2007 quarter, the Company paid $40 thousand in Financing Corporation (“FICO”) assessments, against which the one-time assessment credit could not be applied. During the 2008 quarter, the Company’s one-time assessment credit for deposit insurance assessments was exhausted.  As a result, in addition to its FICO assessments, the Company’s earnings were impacted by its deposit insurance assessments.

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure, and reserved for in Other Noninterest Expense in the Consolidated Interim Statements of Income, of approximately $174 thousand related to items uncollected at that date.  Subsequently, during the first three months of 2007, the Bank collected virtually all of these items.  Therefore, this reserve was reversed during the first quarter of 2007.

During the first quarter of 2008, the Company recorded $360 thousand in writedowns related to its real estate acquired in settlement of loans portfolio primarily as the result of costs associated with the holding of one commercial property within the portfolio.

Recently Issued / Adopted Accounting Pronouncements

See Item 1. Financial Statements, Note 1 for discussion regarding recently issued and recently adopted accounting pronouncements and their expected impact on the Company’s business, financial condition, results of operations, and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points.

Interest rate scenario	Percentage change in net interest income from base
Up 200 basis points	(6.83)%
Up 100 basis points	(3.35)
Down 100 basis points	2.89
Down 200 basis points	3.64

Overall, the model results indicate that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest margin would increase and during an increasing interest rate environment, net interest margin would decrease.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Principal Financial Officer) and several other members of the Company’s senior management as of March 31, 2008, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

First Quarter Internal Control Changes

During the first quarter of 2008, the Company did not make any changes in its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Financial Statements, Note 14 contained herein for a discussion of the information required by this item.

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Exhibits 31.1, 31.2, and 32 have been filed with the SEC in conjunction with this Quarterly Report on Form 10-Q. Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, Post Office Box 49, Laurens, South Carolina 29360.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ L. Leon Patterson

L. Leon Patterson

Chairman and Chief Executive Officer

Palmetto Bancshares, Inc.

/s/ Paul W. Stringer

Paul W. Stringer

President and Chief Operating Officer,

Chief Accounting Officer

Palmetto Bancshares, Inc.

Date: May 12, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002