Form 10-Q
period 2008-06-30
PALMETTO BANCSHARES INC
filed 2008-08-11
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,442,090

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

The registrant wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The registrant also wishes to advise readers that the factors listed above could impact the registrant’s financial performance and could cause the registrant’s actual results for future periods to differ materially from any opinions expressed with respect to future periods in any current statements. The registrant does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands, except common and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$37,978	42,450
Federal funds sold	-	9,782
Total cash and cash equivalents	37,978	52,232

Federal Home Loan Bank ("FHLB") stock, at cost	5,913	2,617
Investment securities available for sale, at fair value	133,199	95,715
Mortgage loans held for sale	3,801	5,005

Loans, gross	1,114,522	1,044,770
Less: allowance for loan losses	(7,645)	(7,418)
Loans, net	1,106,877	1,037,352

Premises and equipment, net	24,744	25,133
Premises held for sale	1,651	-
Goodwill, net	3,691	3,691
Core deposit intangibles, net	57	79
Accrued interest receivable	6,257	6,655
Other	18,187	19,698
Total assets	$1,342,355	1,248,177

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$144,959	135,111
Interest-bearing	905,720	923,683
Total deposits	1,050,679	1,058,794

Retail repurchase agreements	15,579	11,280
Commercial paper (Master notes)	32,401	26,326
Other short-term borrowings	67,671	30,000
Long-term borrowings	52,000	-
Accrued interest payable	1,709	2,042
Other	7,602	9,479
Total liabilities	1,227,641	1,137,921

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,442,090 and 6,421,765
at June 30, 2008 and December 31, 2007, respectively	32,211	32,109
Capital surplus	2,013	1,664
Retained earnings	84,521	79,221
Accumulated other comprehensive loss, net of tax	(4,031)	(2,738)
Total shareholders' equity	114,714	110,256

Total liabilities and shareholders' equity	$1,342,355	1,248,177

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the three month periods ended June 30,
	2008	2007

Interest income
Interest earned and fees on loans	$18,290	19,301
Interest earned on investment securities available for sale
Government-sponsored enterprises (taxable)	36	381
State and municipal (nontaxable)	455	452
Mortgage-backed (taxable)	1,170	297
Dividends paid on FHLB stock	86	38
Interest earned on federal funds sold	10	211
Interest earned on cash and due from banks	3	16
Total interest income	20,050	20,696

Interest expense
Interest paid on deposits	5,653	7,437
Interest paid on retail repurchase agreements	57	130
Interest paid on commercial paper	87	289
Interest paid on other short-term borrowings	258	54
Interest paid on long-term borrowings	373	78
Total interest expense	6,428	7,988

Net interest income	13,622	12,708

Provision for loan losses	687	433

Net interest income after provision for loan losses	12,935	12,275

Noninterest income
Service charges on deposit accounts, net	2,127	1,991
Fees for trust and investment management and brokerage services	755	826
Mortgage-banking income, net	384	171
Investment securities gains	1	-
Other	1,293	956
Total noninterest income	4,560	3,944

Noninterest expense
Salaries and other personnel	6,070	6,057
Occupancy	803	722
Furniture and equipment	985	894
Marketing	291	219
Amortization of core deposit intangibles	11	12
Other	2,666	2,046
Total noninterest expense	10,826	9,950

Net income before provision for income taxes	6,669	6,269

Provision for income taxes	2,340	2,204

Net income	$4,329	4,065

Common share data
Net income - basic	$0.67	0.64
Net income - diluted	0.66	0.63
Cash dividends	0.20	0.19
Book value	17.81	16.49

Weighted average common shares outstanding - basic	6,435,515	6,385,483
Weighted average common shares outstanding - diluted	6,521,169	6,499,649

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the six month periods ended June 30,
	2008	2007

Interest income
Interest earned and fees on loans	$37,341	38,067
Interest earned on investment securities available for sale
Government-sponsored enterprises (taxable)	235	816
State and municipal (nontaxable)	914	876
Mortgage-backed (taxable)	1,602	609
Dividends paid on FHLB stock	143	75
Interest earned on federal funds sold	47	419
Interest earned on cash and due from banks	8	32
Total interest income	40,290	40,894

Interest expense
Interest paid on deposits	12,769	14,664
Interest paid on retail repurchase agreements	169	276
Interest paid on commercial paper	231	527
Interest paid on other short-term borrowings	509	83
Interest paid on long-term borrowings	441	173
Total interest expense	14,119	15,723

Net interest income	26,171	25,171

Provision for loan losses	1,175	800

Net interest income after provision for loan losses	24,996	24,371

Noninterest income
Service charges on deposit accounts, net	4,294	3,899
Fees for trust and investment management and brokerage services	1,511	1,522
Mortgage-banking income, net	637	519
Investment securities gains	1	-
Other	2,806	1,903
Total noninterest income	9,249	7,843

Noninterest expense
Salaries and other personnel	12,265	12,194
Occupancy	1,608	1,430
Furniture and equipment	1,929	1,833
Marketing	623	487
Amortization of core deposit intangibles	22	24
Other	5,546	4,191
Total noninterest expense	21,993	20,159

Net income before provision for income taxes	12,252	12,055

Provision for income taxes	4,277	4,229

Net income	$7,975	7,826

Common share data
Net income - basic	$1.24	1.23
Net income - diluted	1.22	1.21
Cash dividends	0.40	0.38
Book value	17.81	16.49

Weighted average common shares outstanding - basic	6,433,343	6,382,019
Weighted average common shares outstanding - diluted	6,518,299	6,480,454

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	income (loss), net	Total
Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income				7,826		7,826

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $491					(784)
Reclassification adjustment included
in net income, net of tax impact of $0					-
Net unrealized loss on investment securities available for sale						(784)

Comprehensive income						7,042

Cash dividend declared and paid ($0.19 per share)				(2,427)		(2,427)
Compensation expense related to stock options			66			66
Common stock issued pursuant to stock option plan	22,210	111	223			334

Balance at June 30, 2007	6,389,660	$31,948	$1,391	$73,531	$(1,479)	$105,391

Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256

Net income				7,975		7,975

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $258					(426)
Reclassification adjustment included
in net income, net of tax impact of $0					(1)
Net unrealized loss on investment securities available for sale						(427)

Defined benefit pension plan
Change in unrealized position during the period, net
of tax impact of $466					(866)	(866)

Comprehensive income						6,682

Cumulative effect of adoption of new accounting standard (See Note 1)				(99)		(99)
Cash dividend declared and paid ($0.20 per share)				(2,576)		(2,576)
Compensation expense related to stock options			47			47
Excess tax benefit from stock-based awards			78			78
Common stock issued pursuant to stock option plan	20,325	102	224			326

Balance at June 30, 2008	6,442,090	$32,211	$2,013	$84,521	$(4,031)	$114,714

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Cash Flows
(in thousands)
	For the six month periods ended June 30,
	2008	2007

Operating activities
Net income	$7,975	7,826
Adjustments to reconcile net income to net cash provided by operating activities
Premises, furniture, and equipment depreciation	971	986
Gain on disposition of premises, furniture, and equipment	3	-
Amortization of core deposit intangibles	22	24
Amortization of unearned discounts / premiums on investment securities available for sale, net	18	42
(Accretion) amortization of unearned discounts / premiums on mortgage-backed securities, net	(15)	57
Investment securities gains	(1)	-
Provision for loan losses	1,175	800
Originations of mortgage loans held for sale	(41,379)	(28,991)
Sales of mortgage loans held for sale	43,073	29,702
Gain on sales of mortgage loans held for sale, net	(490)	(335)
Writedowns and losses on sales of real estate acquired in settlement of loans	69	171
Compensation expense related to stock options granted	47	66
Excess tax benefit from stock-based awards	78	-
Decrease (increase) in accrued interest receivable and other assets, net	551	(778)
(Decrease) increase in accrued interest payable and other liabilities, net	(970)	507
Net cash provided by operating activities	11,127	10,077

Investing activities
Maturities and calls of investment securities available for sale	21,434	30,595
Purchases of mortgage-backed investment securities available for sale	(65,155)	(22,332)
Repayments on mortgage-backed investment securities available for sale	5,550	2,222
Purchases of FHLB stock	(3,701)	-
Redemptions of FHLB stock	405	72
Increase in loans, net	(71,489)	(42,010)
Sales of real estate acquired in settlement of loans	131	294
Purchases of premises and equipment, net	(2,236)	(1,444)
Net cash used in investing activities	(115,061)	(32,603)

Financing activities
(Decrease) increase in transaction, money market, and savings deposit accounts, net	(16,124)	36,893
Increase (decrease) in time deposit accounts, net	8,009	(28,649)
Increase (decrease) in retail repurchase agreements, net	4,299	(2,282)
Increase in commercial paper, net	6,075	6,749
Increase in other short-term borrowings	37,671	18,500
Increase in long-term borrowings	52,000	-
Repayments of long-term borrowings	-	(10,000)
Proceeds from stock option activity	326	334
Cash dividends declared and paid on common stock	(2,576)	(2,427)
Net cash provided by financing activities	89,680	19,118

Net decrease in cash and cash equivalents	(14,254)	(3,408)
Cash and cash equivalents, beginning of period	52,232	46,666
Cash and cash equivalents, end of period	$37,978	43,258

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$14,452	15,784
Income taxes	4,137	3,618
Significant noncash investing and financing activities
Net unrealized losses on investment securities available for sale, net of tax	$(426)	(784)
Net unrealized losses on defined benefit pension plan, net of tax	(866)	-
Loans transferred to real estate acquired in settlement of loans, at fair market value	789	582
Premises reclassified as held for sale, at fair market value	1,651	-

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Interim Financial Statements

1.       Summary of Significant Accounting Policies

Nature of Operations

“Palmetto Bancshares” is a regional financial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily within northwest South Carolina (the “Upstate”).

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of Palmetto Bancshares, Inc., (the “Company”), which includes its wholly owned subsidiary, The Palmetto Bank, (the "Bank"), and the Bank's wholly owned subsidiary, “Palmetto Capital.”  In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

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

Use of Estimates

In preparing its Consolidated Interim Financial Statements, the Company's management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Interim Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected in future periods.

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

The Company considers business segments by analyzing distinguishable components that are engaged in providing individual products, services, or groups of related products or services that are subject to risks and returns different from those of other business segments. When determining whether products and services are related, the Company considers the nature of the products or services, the nature of the production processes, the type or class of customer for which the products or services are designed, and the methods used to distribute the products or provide the services.

As of June 30, 2008, the Company had made no changes to its determination in its Annual Report on Form 10-K for the year ended December 31, 2007 that it had one reportable operating segment, banking.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for the year ended December 31, 2007 and the Company’s Consolidated Interim Financial Statements for the three and six month periods ended June 30, 2007 have been reclassified to conform to current classifications.  All such reclassifications had no impact on the prior period net income or retained earnings as previously reported.

Balance Sheet

The following table summarizes the Company’s Consolidated Balance Sheet at December 31, 2007, as then reported, prior to these reclassifications (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY Consolidated Balance Sheet ( in thousands)
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

Cash and cash equivalents are comprised of cash and due from bank balances, as well as federal funds sold to correspondent banks.  Federal funds sold are essentially uncollateralized loans to other financial institutions. During 2007, interest-bearing cash balances held at the FHLB were reported within the Federal Funds Sold financial statement line item.  During 2008, management concluded that, although such balances were interest-bearing, they were not federal funds sold.  Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified  and are reported within the Cash and Due From Banks financial statement line item.

The Company originates certain mortgage loans with the intention of selling them in the secondary market.  A lag may occur from the time that the sale proceeds are received by the Company and the time that all paperwork is received and the appropriate entries are made to the Company’s records.  During this period, sale proceeds received are recorded in a clearing account.  At December 31, 2007, this clearing account was reported within the Other financial statement line item within the Assets section.  During 2008, management concluded that, due to the fact that the sales proceeds relate to loans no longer held for sale, the clearing account should be offset against mortgage loans held for sale. Within this Quarterly Report on Form 10-Q,  prior period balances have been reclassified and are reported within the Mortgage Loans Held for Sale financial statement line item.

Statements of Income
The following table summarizes the Company’s Consolidated Interim Statements of Income for the three and six month periods ended June 30, 2007, as then reported.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statement of Income
(in thousands) (unaudited)
	For the three month period ended June 30, 2007	For the six month period ended June 30, 2007
Interest income
Interest and fees on loans	$19,301	38,067
Interest on investment securities available for sale	1,130	2,301
Interest on federal funds sold	227	451
Dividends on FHLB stock	38	75
Total interest income	20,696	40,894

Interest expense
Interest on deposits	7,437	14,664
Interest on retail repurchase agreements	130	276
Interest on commercial paper	289	527
Interest on other short-term borrowings	54	83
Interest on long-term borrowings	78	173
Total interest expense	7,988	15,723

Net interest income	12,708	25,171

Provision for loan losses	433	800

Net interest income after provision for loan losses	12,275	24,371

Noninterest income
Service charges on deposit accounts	1,991	3,899
Fees for trust and brokerage services	826	1,522
Mortgage-banking income	171	519
Investment securities gains	-	-
Other	877	1,757
Total noninterest income	3,865	7,697

Noninterest expense
Salaries and other personnel	6,057	12,194
Occupancy	379	749
Furniture and equipment	422	903
Premises and equipment leases and rentals	335	625
Premises and equipment depreciation	480	986
Marketing	219	487
Amortization of core deposit intangibles	12	24
Other	1,967	4,045
Total noninterest expense	9,871	20,013

Net income before provision for income taxes	6,269	12,055

Provision for income taxes	2,204	4,229

Net income	$4,065	7,826

During 2008, consistent with the reclassification of interest-bearing cash balances held at the FHLB from federal funds sold within the Consolidated Interim Balance Sheets, interest income from such accounts was also segregated from interest earned on federal funds sold on the Consolidated Interim Statements of Income. Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported within the Interest Earned on Cash and Due From Banks financial statement line item.

During 2007, in an effort to provide more transparent information to readers of financial statements, the Company reclassified certain expenses relating to the operation of its automatic teller machines, the operation of its Internet banking product, and the offering of merchant and cardholder services.  During the three and six month periods ended June 30, 2007, such amounts were reported net of related income within the Other noninterest income financial statement line item.  Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported gross within the Other noninterest expense financial statement line item.

Within this Quarterly Report on Form 10-Q, occupancy, premises, furniture, and equipment balances that were previously reported separately within the Consolidated Interim Statements of Income were aggregated due to such desegregated balances not meeting materiality thresholds for presentation on the face of the Company’s Consolidated Interim Statements of Income.  Management concluded that such separately reported balances on the face of the Company’s Consolidated Interim Statements of Income did not result in more transparent information to readers of financial statements but did, however, provide such disclosure elsewhere in the Notes To Consolidated Interim Financial Statements.  The following table compares previously reported financial statement line items to current classifications (in thousands).

	For the three month period ended June 30, 2007	For the six month period ended June 30, 2007
As previously reported
Occupancy	$379	749
Furniture and equipment	422	903
Premises and equipment leases and rentals	335	625
Premises and equipment depreciation	480	986
	$1,616	3,263
As currently reported
Occupancy	$722	1,430
Furniture and equipment	894	1,833
	$1,616	3,263

See Note 14 for information regarding the Company’s premises and equipment lease and rental expense for the periods covered by this Quarterly Report on Form 10-Q.  See Note 5 for information regarding the Company’s premises and equipment depreciation for the periods covered by this Quarterly Report on Form 10-Q.

Statement of Cash Flows. Within this Quarterly Report on Form 10-Q, in an effort to provide more detailed information to the readers of the Company’s Consolidated Interim Financial Statements, financial statement line items previously reported in the Company’s Consolidated Interim Statement of Cash Flows for the six month period ended June 30, 2007 were reclassified in order to comply with current classifications.  The following table summarizes selected financial statement line items as previously reported in the Company’s Consolidated Interim Statement of Cash Flows for the six month period ended June 30, 2007 that have been subject to current reclassifications (in thousands).

For the six month period ended June 30, 2007
Depreciation, amortization, and accretion, net	$1,109

Maturities, redemption, calls, and principal repayments of investment securities available for sale	32,817

Deposits, net	8,244

The following table summarizes the reclassified reporting of such items in the Company’s current Quarterly Report on Form 10-Q (in thousands).

For the six month period ended June 30, 2007
Premises, furniture, and equipment depreciation	$986
Amortization of core deposit intangibles	24
Amortization of unearned discounts / premiums on investment securities available for sale, net	42
Amortization of unearned discounts / premiums on mortgage-backed securities, net	57
$1,109

Maturities and calls of investment securities available for sale	$30,595
Repayments on mortgage-backed investment securities available for sale	2,222
$32,817

Increase in transaction, money market, and savings deposit accounts, net	$36,893
Decrease in time deposit accounts, net	(28,649)
$8,244

As noted with regard to Balance Sheet reclassifications, during 2007, the clearing account in which mortgage loan sales proceeds are recorded until the paperwork is processed was reported within the Other financial statement line item within the Assets section of the Company’s Consolidated Balance Sheets.  During 2008, the clearing account began being offset against mortgage loans held for sale. Therefore, within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported within the Mortgage Loans Held for Sale financial statement line item within the Consolidated Balance Sheets. This reclassification impacted the reporting of cash flows relative to mortgage loans held for sale for the six month period ended June 30, 2007.  The following table summarizes fluctuations and cash flows relative to mortgage loans held for sale as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (in thousands).

Mortgage loans held for sale, December 31, 2006	$1,675
Mortgage loans held for sale, June 30, 2007	1,293
Decrease in mortgage loans held for sale during the six month period ended June 30, 2007	$382

Origination of mortgage loans held for sale	$(27,466)
Proceeds from sale of mortgage loans held for sale	28,183
Gain on sale of mortgage loans	(335)
Decrease in mortgage loans held for sale during the six month period ended June 30, 2007	$382

The following table summarizes reclassified fluctuations and cash flows relative to mortgage loans held for sale as reported in the Company’s current Quarterly Report on Form 10-Q relative to the six month period ended June 30, 2007 (in thousands).

Mortgage loans held for sale, December 31, 2006	$1,670
Mortgage loans held for sale, June 30, 2007	1,294
Decrease in mortgage loans held for sale during the six month period ended June 30, 2007	$376

Originations of mortgage loans held for sale	$(28,991)
Sales of mortgage loans held for sale	29,702
Gain on sales of mortgage loans held for sale, net	(335)
Decrease in mortgage loans held for sale during the six month period ended June 30, 2007	$376

Recently Issued / Adopted Accounting Pronouncements

The following does not constitute a comprehensive summary of all material changes or developments impacting the accounting, reporting, and disclosure of financial information by the Company. It is intended only as a summary of recent authoritative pronouncements that may impact the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities but does not expand the use of fair value in any circumstance. SFAS No. 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The statement applies when other standards require or permit assets and liabilities to be measured at fair value. SFAS No. 157 was effective for the Company for fiscal and interim periods beginning January 1, 2008.  Subsequently, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonrecurring, nonfinancial instruments to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008.  Its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 was effective for the Company on January 1, 2008. The Company has not elected the fair value option for any financial assets or liabilities as of January 1, 2008. As such, its adoptions did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which expressed the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, “Application of Accounting Principles to Loan Commitments,” provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB No. 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The staff expects registrants to apply the views in SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The guidance within SAB No. 109 was effective on January 1, 2008.  The Company adopted the guidance of SAB No. 109 on January 1, 2008.  Its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Preacquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R is effective for the Company on January 1, 2009. When and if the Company consummates a business combination transaction subsequent to December 31, 2008, the adoption of SFAS No. 141R will have an impact on the Company’s accounting for such business combinations based on the Statement’s requirements as summarized above.

In February 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset and presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS No.  140.  FSP No. 140-3 is effective for the Company for fiscal and interim periods beginning January 1, 2009. Earlier application is not permitted. The Company does not anticipate that the adoption of FSP No. 140-3 will have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This SFAS No. 161 is effective for the Company on January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that the adoption of SFAS No. 161 may have on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This FSP is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other United States ("U.S.") generally accepted accounting principles.  FSP No. 142-3 is effective for the Company for fiscal and interim periods beginning January 1, 2009. Earlier application is not permitted. The Company is currently evaluating the impact that the adoption of FSP No. 142-3 may have on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is not intended to change current practice.  However, the FASB provided transition provisions in the unusual circumstance that the application of the provisions of this Statement result in a change in practice.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The EITF provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  EITF No. 03-6-1 is effective for the Company for fiscal and interim periods beginning January 1, 2009. The Company is currently evaluating the impact that the adoption of EITF No. 03-6-1 may have on its financial position, results of operations, or cash flows.

2.       Cash and Cash Equivalents

The following table summarizes the composition of cash and due from banks at the dates indicated (in thousands).

	June 30,	December 31,
	2008	2007
Cash working funds	$9,976	11,122
Interest-earning demand deposits in other banks	137	681
Noninterest-earning demand deposits in other banks	20,573	20,883
In-transit funds	7,292	9,764
Total cash and cash equivalents	$37,978	42,450

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve Board regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis.  Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag.  For the maintenance period ended on July 2, 2008, based on reservable liabilities from May 20, 2008 through June 2, 2008, the Federal Reserve required the Bank to maintain reserves of $10.9 million.  Due to the Company’s levels of vault cash, $1.6 million was required to be maintained with correspondent banks in addition to $1.0 million that was required to be maintained with the Federal Reserve. Deposits with the Federal Reserve do not earn interest.

3.       Investment Securities Available for Sale

General

During 2008, the Company began investing in collateralized mortgage obligations. Collateralized mortgage obligations are a mortgage-backed security sub-type in which the mortgages are ordered into tranches by some quality (such as repayment time), with each tranche sold as a separate security. These securities, in addition to the Company’s other investment securities available for sale, are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2008		December 31, 2007
	Total	% of total	Total	% of total
Government-sponsored enterprises	$-	-%	20,743	21.7
State and municipal	51,457	38.6	52,159	54.5
Collateralized mortgage obligations	61,803	46.4	-	-
Other mortgage-backed	19,939	15.0	22,813	23.8
Total investment securities available for sale	$133,199	100.0%	95,715	100.0

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair market values of investment securities available for sale at the dates indicated (in thousands).

		June 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value

Government-sponsored enterprises	$-	-	-	-
State and municipal	51,825	86	(454)	51,457
Collateralized mortgage obligation	62,366	-	(563)	61,803
Other mortgage-backed	20,101	47	(209)	19,939
Total investment securities available for sale	$134,292	133	(1,226)	133,199

		December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value

Government-sponsored enterprises	$20,725	26	(8)	20,743
State and municipal	52,677	55	(573)	52,159
Other mortgage-backed	22,722	196	(105)	22,813
Total investment securities available for sale	$96,124	277	(686)	95,715

Securities Pledged and Liquidity

Approximately 58% of the investment securities portfolio was pledged to secure public deposits and trust assets as of June 30, 2008 as compared with 80% at December 31, 2007.  Of the Company’s $76.6 million pledged available for sale investment securities balance at June 30, 2008, $49.2 million of available for sale investment securities were securing public deposits and trust assets at June 30, 2008.  Of the Company’s $76.6 million pledged available for sale investment securities balance at December 31, 2007, $40.4 million of available for sale investment securities were securing public deposits and trust assets.  The decrease in pledged securities as a percentage of the investment securities portfolio from December 31, 2007 to June 30, 2008 was the result of an increase in the investment security portfolio.

Impairment Analysis

The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	-	-	-	-	-	-
State and municipal	76	32,286	410	6	2,070	44	82	34,356	454
Collateralized mortgage obligation	12	55,561	563	-	-	-	12	55,561	563
Other mortgage-backed	8	11,060	146	2	1,120	63	10	12,180	209
Total investment securities available for sale	96	$98,907	$1,119	8	3,190	107	104	102,097	1,226

	December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Other mortgage-backed	1	733	-	15	10,655	105	16	11,388	105
Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

Increases in gross unrealized losses in the investment securities available for sale portfolio from December 31, 2007 to June 30, 2008 were primarily the result of unrealized losses within collateralized mortgage obligations at June 30, 2008.  The Company had no investment in collateralized mortgage obligations at December 31, 2007.

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

The Company has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair market value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008, management believes the impairments detailed in the preceding table are temporary, and, therefore, no impairment loss has been realized in the Company's Consolidated Interim Statements of Income for the three or six month periods ended June 30, 2008.

Concentrations of Risk

No state and municipal security issuers issued securities with fair market values exceeding 2% of total shareholders’ equity at June 30, 2008.  No collateralized mortgage obligation issuers issued securities with fair market values exceeding 9% of total shareholders’ equity at June 30, 2008.  The following table summarizes issuer concentration at fair market value of other mortgage-backed investment securities, by issuer, at June 30, 2008 (in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total
Other mortgage-backed	$16,356	3,583	19,939

As a percentage of shareholders' equity	14.3%	3.1	17.4

Virtually all mortgage-based securities are rated “AAA” by Standard and Poor's and / or Moody's or have an implicit “AAA” rating through government agency backing.  This AAA rating is based not on the credit of the issuer, but rather on the structure of the mortgage-based securities and the credit quality of the collateral.

4.       Loans

Composition

The following table summarizes gross loans, categorized by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Commercial business	$163,032	14.6%	145,634	13.9
Commercial real estate	689,224	61.8	639,144	61.2
Installment	23,871	2.1	25,315	2.4
Installment real estate	78,580	7.1	75,721	7.3
Indirect	36,632	3.3	39,502	3.8
Credit line	1,908	0.2	2,188	0.2
Prime access	59,959	5.4	54,164	5.2
Residential mortgage	40,069	3.6	40,842	3.9
Bankcards	12,526	1.1	12,702	1.2
Business manager	372	-	326	-
Other	1,508	0.1	2,045	0.2
Loans in process	6,353	0.6	6,511	0.6
Deferred loans fees and costs	488	0.1	676	0.1
Loans, gross	$1,114,522	100.0%	1,044,770	100.0

The following table summarizes gross loans, categorized by Federal Deposit Insurance Corporation (“FDIC”) code, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Secured by real estate
Commercial, land development, and other land loans	$51,933	4.6%	52,236	5.0
Farmland	979	0.1	1,004	0.1
Single-family residential	216,980	19.5	209,275	20.0
Multifamily residential	34,877	3.1	28,659	2.8
Nonfarm nonresidential	634,870	57.0	578,719	55.4
Commercial and industrial	83,471	7.5	77,555	7.4
General consumer and other	88,386	7.9	93,983	9.0
Obligations of states and political subdivisions of the U.S.	3,026	0.3	3,339	0.3
Loans, gross	$1,114,522	100.0%	1,044,770	100.0

Loans included in both of the preceding loan composition tables are net of participations sold, and mortgage loans sold and serviced for others.  Participations sold totaled $17.9 million and $14.6 million at June 30, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $363.8 million and $346.3 million at June 30, 2008 and December 31, 2007, respectively.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  No types of securities were pledged to collateralize FHLB borrowings at June 30, 2008.  Approximately 14% of the gross loan portfolio was available to secure advances and letters of credit as of June 30, 2008 as compared with 10% at December 31, 2007.  The following table summarizes the Company’s FHLB borrowed funds utilization and availability at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2008	2007
Available lendable collateral value to serve against FHLB advances	$151,477	105,535

Advances and letters of credit
Short-term advances	(29,500)	(12,000)
Long-term advances	(52,000)	-
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(150,500)	(81,000)

Available lendable collateral value to serve against FHLB advances	$977	24,535

The increase in long-term advances over the periods presented was a result of the transactions the Company entered into during March and April 2008, which were intended to support interest-earning asset growth, primarily investments in available for sale securities, and supplement net interest income.

Concentrations of Risk

Loan Type / Industry Concentration. Categorized by loan purpose, the Company’s commercial real estate portfolio accounts for 61.8% of the Company’s gross loan portfolio. The following table summarizes the composition of the Company’s commercial real estate portfolio at June 30, 2008. For the purpose of this analysis, adjustments have been made to the balance of commercial real estate loans by loan purpose in order to conform the Company’s definition of commercial real estate loans to that of regulators.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of "tier 1" capital
Residential	13.2%	64.5
Land-only	20.6	100.3
Construction	6.8	33.1
Commercial - specific	39.8	194.5
Commercial - nonowner occupied	19.4	94.9
Rounding	0.2	0.8
	100.0%	488.1

The following table further classifies material concentrations summarized above.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of "tier 1" capital
Land-only
Developed land	18.5%	90.2
Undeveloped land	2.1	10.1
	20.6%	100.3

Commercial - specific
Hotels / motels	17.2%	83.9
Restaurants	1.6	7.9
Convenience stores	1.4	7.0
Golf courses	2.5	12.5
Religious facilities	10.0	48.7
Assisted living facilities	6.5	31.7
Mobile home communities	0.6	2.8
	39.8%	194.5

The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity reduces the Company’s exposure to adverse economic events that impact any single industry.

Asset Quality

Nonaccrual and Past Due 90 Days. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007
Nonaccrual loans	$6,419	5,606	4,810	12,436
Loans past due 90 days and still accruing (1)	140	260	236	290
	$6,559	5,866	5,046	12,726

(1) Substantially all of these loans are bankcard loans

Had all nonaccrual loans at June 30, 2008 been performing in accordance with their original terms, interest income would have been higher by $183 thousand for the three month period ended June 30, 2008.  The amount of total interest collected during the period relative to loans classified as nonaccrual at this date totaled $13 thousand. Had all nonaccrual loans at June 30, 2008 been performing in accordance with their original terms, interest income would have been higher by $354 thousand for the six month period ended June 30, 2008.  The amount of total interest collected during the period relative to loans classified as nonaccrual at this date totaled $19 thousand.

Had all nonaccrual loans at June 30, 2008 been performing in accordance with their original terms, interest income would have been higher by $535 thousand over the nonaccrual period.  The amount of total interest collected over the nonaccrual period relative to loans classified as nonaccrual at this date totaled $29 thousand.

Troubled Debt Restructurings.  Troubled debt restructurings entered into by the Company during the first three months of 2008 are subject to review by the Company, in accordance with the Company’s loan review policies, to ensure loan classifications were in accordance with applicable regulations.  Any allocations identified during the review based on probable losses have been included in the Company’s allowance for loan losses for the applicable period. At June 30, 2008 and December 31, 2007, the principal balance of such loans totaled $1.2 million.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$7,488	8,460	7,418	8,527
Provision for loan losses	687	433	1,175	800

Loans charged-off	(571)	(460)	(1,018)	(990)
Loan recoveries	41	82	70	178
Net loans charged-off	(530)	(378)	(948)	(812)

Allowance for loan losses, end of period	$7,645	8,515	7,645	8,515

Management analyzes the adequacy of the allowance for loan losses on a monthly basis using an internal analysis model.  No less than quarterly but often on a more frequent basis, the Company’s allowance for loan losses model and conclusions are reviewed and approved by senior management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided in SAB No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and includes allocations calculated in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” and allocations calculated in accordance with SFAS No. 5. Accordingly, the methodology is based on historical loss experience by type of loans, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

Impaired Loans.  The following table summarizes information relative to the Company’s impaired loans at and for the period indicated (in thousands). Impaired loans without a specific allowance for loan losses allocation at and for the period indicated were generally reserved within the allowance for loan losses.

	At and for the six month	At and for the year
	period ended June 30, 2008	ended December 31, 2007
Impaired loans, end of period	$10,205	5,256
Specific allowance allocation on impaired loans, end of period	2,029	976
Average impaired loans, during period	7,730	3,668

5.       Premises and Equipment, Net

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	June 30,	December 31,	June 30,
	2008	2007	2007
Land	$5,827	6,817	6,703
Buildings	19,160	18,440	17,611
Leasehold improvements	2,438	2,247	2,857
Furniture and equipment	18,647	18,054	18,167
Software	3,343	3,273	3,238
Bank automobiles	911	939	886
Premises and equipment, gross	50,326	49,770	49,462

Accumulated depreciation	(25,582)	(24,637)	(24,510)
Premises and equipment, net	$24,744	25,133	24,952

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. The Company classified two parcels of land, with a book value approximating $1.7 million at June 30, 2008, as held for sale.  These parcels will be purchased within the next twelve months from the Company, at book value, in conjunction with the construction of the Company’s corporate headquarters in downtown Greenville.

During 2007, the Company executed a ground lease contract on which to put in service a nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  Equipment relative to this location was purchased and installed during the first quarter of 2008, and the automatic teller machine was put into service during the second quarter of 2008.

During the first quarter of 2008, the Company:

  Celebrated the grand opening of its relocated Pendleton banking office in Anderson County.  The Company owned the previous Pendleton banking office.  Management is currently considering options for the previous location and has not yet concluded whether or not this location will be sold.  Therefore, these assets have not been classified as held for sale.  At June 30, 2008, the book value of the improvements relative to this old location approximates market value, and such assets continue to be depreciated.
  Purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  The Company has extended bid invitations and expects to award the construction contract during the third quarter. The Company expects to celebrate its grand opening of the new Greer banking office during the first quarter of 2009.  The Company leases its current Greer banking office and is currently evaluating its options for this leased branch.
  Executed an operating building lease and an operating lease for additional office space as part of its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the third quarter of 2008.
  Began the final phase of its Montague banking office renovation.  This final phase included demolishing the improvements that were originally located on the purchased parcel and completing the site design for this banking office to include additional parking, a new main entrance, and a remote automatic teller machine.  Additionally, this final stage of the renovation and expansion project integrated the previously renovated existing building with the final stage improvements.  The related contractual obligations with regard to this renovation were materially expended as of the end of the second quarter of 2008.

During the second quarter of 2008, the Company completed the renovation of its leased Woodruff Road banking office.  The related contractual obligations of this renovation were also satisfied during this period.

During April 2008, the Company consolidated its existing banking office network from 32 to 29 banking offices. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices, were consolidated.  Management is currently evaluating its options with regard to these leased premises. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract.  Because in each of these cases the contract is an operating lease, SFAS No. 146 requires that the fair value of the liability at the cease-use date be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. With regard to two of these properties, no liability was determined to be necessary in accordance with SFAS No. 146.  With regard to the third property consolidated during April 2008, due to the possibility of the landlord selling the property in the near term thereby eliminating the Company’s remaining term on the contract, as of the cease-use date, the Company booked a liability of $21 thousand based on the lease rentals through the third quarter of 2008.

During May 2008, the Company further consolidated its existing banking office network from 29 to 28 banking offices. Management is currently considering options with regard to the Company’s banking office located at 4513 Main Street (Hodges) in Greenwood County, which is owned by the Company and has not yet concluded whether or not this location will be sold.  As such, at June 30, 2008, the long-lived assets associated with this consolidated banking office have not been classified as held for sale.  Additionally, such assets continue to be depreciated.  Management does not believe there will be any impairment write-off associated with this banking office consolidation.

Accumulated Depreciation Activity

The following table summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands). Depreciation balances were impacted during the period by the activity discussed herein.

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Accumulated depreciation, beginning of period	$25,105	24,030	24,637	23,597

Depreciation
Buildings	140	108	276	220
Leasehold improvements	32	33	62	73
Furniture and equipment	228	237	458	483
Software	43	55	85	116
Bank automobiles	46	47	90	94
Total depreciation	489	480	971	986

Disposals	(12)	-	(26)	(73)

Accumulated depreciation, end of period	$25,582	24,510	25,582	24,510

6.       Core Deposit Intangibles

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	June 30,	December 31,
	2008	2007
Core deposit intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,722)	(1,700)
Core deposit intangibles, net	$57	79

7.       Mortgage-Servicing Rights Portfolio

Mortgage loans serviced for the benefit of others amounted to $363.8 million and $346.3 million at June 30, 2008 and December 31, 2007, respectively.

The book value of the Company’s mortgage-servicing rights portfolio at June 30, 2008 and December 31, 2007 was $3.0 million and $2.9 million, respectively. The Company’s mortgage-servicing rights portfolio is included in Other Assets on the Consolidated Interim Balance Sheets. The aggregate fair value of the Company’s mortgage-servicing rights portfolio at June 30, 2008 and December 31, 2007 was $3.8 million and $3.6 million, respectively.

The amount of servicing fees earned by the Company during the three month periods ended June 30, 2008 and 2007 was $221 thousand and $206 thousand, respectively. The amount of servicing fees earned by the Company during the six month periods ended June 30, 2008 and 2007 was $437 thousand and $409 thousand, respectively. Servicing fees are included in Mortgage-Banking Income on the Consolidated Interim Statements of Income.

Activity

The following table summarizes the changes in the the Company’s mortgage-servicing rights portfolio for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$2,898	2,785	2,949	2,648
Capitalized mortgage-servicing rights	320	171	485	374
Mortgage-servicing rights portfolio amortization	(213)	(234)	(426)	(301)
Change in mortgage-servicing rights portfolio valuation allowance	(3)	-	(6)	1
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$3,002	2,722	3,002	2,722

Mortgage-servicing rights amortization and valuation allowances are included in Mortgage-Banking Income on the Consolidated Interim Statements of Income.

See Consolidated Interim Statements of Cash Flows for a summary of activity impacting the Company’s mortgage-servicing rights portfolio.

Valuation Allowance

The mortgage-servicing rights portfolio allowance totaled $11 thousand and $2 thousand at June 30, 2008 and 2007, respectively.

8.       Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included in Other Assets on the Consolidated Interim Balance Sheets at the dates indicated (in thousands).

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007
Real estate acquired in settlement of loans	$8,332	7,960	7,743	717
Repossessed automobiles acquired in settlement of loans	288	369	403	386
Total property acquired in settlement of loans	$8,620	8,329	8,146	1,103

Activity

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of the period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans for the six month period ended June 30, 2008 (in thousands).

Real estate acquired in settlement of loans, beginning of period	$7,743
Add: New real estate acquired in settlement of loans and related adjustments	789
Less: Sales / recoveries of real estate acquired in settlement of loans	(131)
Less: Provision charged to expense	(69)
Real estate acquired in settlement of loans, end of period	$8,332

9.       Deposits

Composition

The following table summarizes the Company’s traditional deposit composition at the dates indicated (in thousands).

	June 30,	December 31,
	2008	2007
Transaction deposit accounts	$520,882	522,359
Money market deposit accounts	100,403	118,681
Savings deposit accounts	38,526	34,895
Time deposit accounts $100,000 and greater	154,854	150,398
Time deposit accounts less than $100,000	236,014	232,461
Total traditional deposit accounts	$1,050,679	1,058,794

At June 30, 2008, $606 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $809 thousand at December 31, 2007.

Interest Expense on Deposit Accounts

The following table summarizes the Company’s interest expense on traditional deposit accounts costs for the periods indicated (in thousands).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Transaction deposit accounts	$1,229	2,532	3,258	4,732
Money market deposit accounts	435	915	1,211	1,895
Savings deposit accounts	32	36	62	70
Time deposit accounts	3,957	3,954	8,238	7,967
Total interest expense on traditional deposit accounts	$5,653	7,437	12,769	14,664

10.    Borrowings

FHLB Borrowings

The following table summarizes the Company’s FHLB borrowed funds utilization and availability at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2008	2007
Available lendable collateral value to serve against FHLB advances	$151,477	105,535

Advances and letters of credit
Short-term advances	(29,500)	(12,000)
Long-term advances	(52,000)	-
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(150,500)	(81,000)

Available lendable collateral value to serve against FHLB advances	$977	24,535

Letters of credit are used to secure public deposits as required or permitted by law.

The following table summarizes the Company’s long-term borrowings from the FHLB at June 30, 2008 (dollars in thousands).  The Company’s long-term FHLB advance does not have embedded call options.

					Total
Borrowing balance	$5,000	$12,000	$30,000	$5,000	$52,000
Interest rate	2.57	2.75	2.89	3.61	2.90
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

Federal Funds Accommodations

In addition to the FHLB borrowing capacity summarized above, at June 30, 2008, the Company had access to federal funds funding sources at correspondent banks.  During April 2008, a correspondent bank increased the Bank’s federal funds accommodation by $5 million for a period beginning on April 7, 2008 and ending on March 31, 2009, subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. Management intends to extend this accommodation at its maturity.  The following table summarizes the Company’s federal funds funding sources utilization and availability at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2008	2007
Available federal funds funding sources	$60,000	50,000
Utilized federal funds funding sources	(38,171)	(18,000)
Available federal funds funding sources	$21,829	32,000

11.    Employee Benefit Plans

Defined Benefit Pension Plan

Plan Freeze.  During the fourth quarter of 2007, the Company notified employees that, effective in 2008, it would freeze accrued pension benefits for employees under the Company’s noncontributory, defined benefit pension plan.  Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. The Company made the decision to freeze its defined benefit pension plan because of the uncertainty of future costs of defined benefits resulting from such plans being captive to the volatility of capital markets and the increased burden of government regulation.

SFAS No. 158 Adoption.  The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” recognized the funded status of its defined benefit postretirement plan, and provided the additional required disclosures as of the year ended December 31, 2007. This Statement required, among other things, the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87, “Employers' Accounting for Pensions,” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” that had not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The following table summarizes the adjustments made to accumulated other comprehensive income (loss) (“AOCI(L)”) since the Company’s adoption of SFAS No. 158 during the year ended December 31, 2007 (in thousands).

	Impact of FASB No. 158	Impact of freeze	Total
AOCI(L), pretax, December 31, 2007	$(6,334)	2,508	(3,826)
Income tax impact	2,218	(878)	1,340
AOCI(L), aftertax, December 31, 2007	$(4,116)	1,630	(2,486)

Change in AOCI(L), pretax, six month period ended June 30, 2008	$(1,332)	-	(1,332)
Income tax impact	466	-	466
Change in AOCI(L), aftertax, six month period ended June 30, 2008	$(866)	-	(866)

AOCI(L), pretax, June 30, 2008	$(7,666)	2,508	(5,158)
Income tax impact	2,684	(878)	1,806
AOCI(L), aftertax, June 30, 2008	$(4,982)	1,630	(3,352)

401(k) Plan

During the three month periods ended June 30, 2008 and 2007, the Company made matching contributions to its employee 401(k) plan totaling $81 thousand and $71 thousand, respectively. During the six month periods ended June 30, 2008 and 2007, the Company made matching contributions to its employee 401(k) plan totaling $173 thousand and $149 thousand, respectively.

Collateral Split-Dollar Life Insurance Arrangements

On January 1, 2008, as required, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $99 thousand related to accounting for certain collateral split-dollar life insurance arrangements in connection with the adoption of EITF No. 06-10.

12.    Equity Based Compensation

Stock Option Plan

General. As of January 2007, all of the options available for issuance under the Company’s stock option plan had been granted with various expiration dates through December 31, 2016.  Of these, 177,830 options remained outstanding at June 30, 2008 with exercise prices ranging from $13.00 to $30.40. All options granted have a vesting term of five years and an exercise period of ten years.

Determining Fair Value. The following table summarizes the stock option awards granted by the Company during the periods covered by the Consolidated Interim Financial Statements, the fair value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the grant dates indicated.

Grant date	1/16/2007

Stock option awards granted	800

Option price	$30.40

Fair value of stock option awards granted	$6.24

Expected dividend yields	2.5%
Expected volatility	13
Risk-free interest rate	5
Expected term (years)	10
Vesting period (years)	5

The Company’s stock is not listed on an exchange or any over-the-counter service. Historically, the Company utilized an annual independent market valuation to assist the Company in establishing the market value per share of a minority block of the outstanding common shares of Palmetto Bancshares, Inc. for use in conjunction with stock options.  However, beginning in 2007, management determined that an average trading price valuation method, based on the last five known trades of the stock, was a more appropriate estimate of the fair market value of the Company’s common stock.  Management's determination was based upon the emergence of a more established, although still limited, trading market in the stock.  All of the stock option awards summarized in the preceding table were granted prior to this change, which occurred during the second quarter of 2007.

Stock Option Compensation Expense. The compensation cost that was charged against pretax net income for stock options during the three month periods ended June 30, 2008 and 2007 was $23 thousand and $33 thousand, respectively. During the six month periods ended June 30, 2008 and 2007, such compensation expense was $47 thousand and $66 thousand, respectively. For all periods, management estimated that forfeitures would not be significant and recognized compensation costs for all equity awards.

At June 30, 2008, based on options outstanding at that time, the total compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $142 thousand before the impact of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. Remaining costs are expected to be recognized through 2011.

Stock Option Activity. The following table summarizes stock option activity for the Company’s stock option plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2006	251,670	$18.67
Granted	800	30.40
Exercised	(22,210)	15.06
Outstanding at June 30, 2007	230,260	$19.06

Outstanding at December 31, 2007	198,155	$20.29
Granted	-	-
Exercised	(20,325)	16.03
Outstanding at June 30, 2008	177,830	$20.78

Cash received from stock option exercises under the Company’s stock option plan during the first six months of 2008 and 2007 was $326 thousand and $334 thousand, respectively.

The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2008 was $184 thousand and $517 thousand, respectively.

Stock Options Outstanding. The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2008.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding at 6/30/08	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 6/30/08	Weighted- average exercise price
	$13.00		18,120	1.50	$13.00	18,120	$13.00
	$13.50		11,800	2.50	13.50	11,800	13.50
$15.00	to	$20.00	58,910	3.95	17.25	58,910	17.25
$23.30	to	$26.60	55,200	5.91	24.63	35,200	24.14
$27.30	to	$30.40	33,800	7.51	27.37	12,320	27.38
		Total	177,830	4.89	$20.78	136,350	$19.06

The intrinsic value of stock options outstanding and exercisable at June 30, 2008 was $3.1 million.

Restricted Stock Plan

On February 19, 2008, the Company’s Board of Directors adopted, subject to shareholder approval, the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, which provides for the grant of stock awards to the Company’s employees, officers, and directors.  The Company’s shareholders approved the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan on April 15, 2008. A total of 250,000 shares of common stock have been reserved for issuance pursuant to awards under the Plan, subject to its anti-dilution provisions.  A copy of the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan was attached as Appendix A to the Company’s Proxy Statement dated March 17, 2008 for the Annual Meeting of Shareholders held on April 15, 2008. No restricted stock awards had been granted as of June 30, 2008.

13.    Net Income per Common Share

The following table summarizes the Company’s reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month		For the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	6,435,515	6,385,483	6,433,343	6,382,019
Dilutive impact resulting from potential common share issuances	85,654	114,166	84,956	98,435
Weighted average common shares outstanding - diluted	6,521,169	6,499,649	6,518,299	6,480,454

Common Share Data
Net income - basic	$0.67	0.64	1.24	1.23
Net income - diluted	0.66	0.63	1.22	1.21

At June 30, 2008, all outstanding options were included in the calculation of diluted net income per common share because the exercise price of all options was lower than the average market price as determined by the average trading price of the last five known trades of the Company’s common stock.

14.    Guarantees, Commitments, and Contingencies

Standby Letters of Credit

At June 30, 2008, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2008 was $10.9 million compared with $11.2 million at December 31, 2007.  Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair value of such guarantees was material at June 30, 2008.

Derivatives

See Note 15 for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to derivative loan commitments and its forward loan sales commitments.

Real Property Operating Lease Obligations

The Company leases certain office facilities and real estate relating to banking services under operating leases.  Rental expense for such operating leases totaled $230 thousand and $203 thousand for the three month periods ended June 30, 2008 and 2007, respectively.  For the six month periods ended June 30, 2008 and 2007, rental expense for such operating leases totaled $447 thousand and $388 thousand, respectively. Other than as discussed below, there has been no significant change in future minimum lease payments payable by the Company since December 31, 2007.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Company’s Consolidated Interim Financial Statements.  Additionally, management believes that noncompliance with terms of such agreements would not have a material impact on the Company’s business, financial condition, results of operations, or cash flows.  Such commitments are generally entered into for a 12-month period with option extensions.  Therefore, costs beyond 2008 cannot be reasonably estimated at this time.

During the first quarter of 2008, the Company executed an operating building lease and an operating lease for additional office space as part of its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the third quarter of 2008. Rental expense for such operating leases paid during the three and six month periods ended June 30, 2008 are included in the rental expense totals disclosed above.  Lease payments payable by the Company for the remainder of 2008 relative to these locations approximate $35 thousand.   Although lease payments for periods subsequent to 2008 cannot be determined because lease payments depend on consumer price index changes, management does not believe that future minimum lease payments relative to these locations will significantly differ from those for 2008.  Obligations under these operating lease agreements are payable over several years with the building lease expiring in 2015 and the additional office space lease expiring in 2011.

During April 2008, the Company consolidated its existing banking office network from 32 to 29 banking offices. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices, were consolidated.  Management is currently evaluating its options with regard to these leased premises. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract.  Because in each of these cases the contract is an operating lease, SFAS No. 146 requires that the fair value of the liability at the cease-use date be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. With regard to two of these properties, no liability was determined to be necessary in accordance with SFAS No. 146.  With regard to the third property consolidated during April 2008, due to the possibility of the landlord selling the property in the near term thereby eliminating the Company’s remaining term on the contract, as of the cease-use date, the Company booked a liability of $21 thousand based on the lease rentals through the third quarter of 2008.

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

Contractual Capital Expenditure Obligations

During 2007, the Company executed a ground lease contract on which to put in service a nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  Equipment for this location was purchased and installed during the first quarter of 2008, and the automatic teller machine was put into service during the second quarter of 2008.  No contractual capital expenditure obligations remain relative to this nonbanking office automatic teller machine at June 30, 2008.

During the first quarter of 2008, the Company:

  Purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  The Company has extended bid invitations and expects to award the construction contract during the third quarter. The Company expects to celebrate its grand opening of the new Greer banking office during the first quarter of 2009.
  Executed an operating building lease and an operating lease for additional office space as part of its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the third quarter of 2008.
  Began the final phase of its Montague banking office renovation.  This final phase included demolishing the improvements that were originally located on the purchased parcel and completing the site design for this banking office to include additional parking, a new main entrance, and a remote automatic teller machine.  Additionally, this final stage of the renovation and expansion project integrated the previously renovated existing building with the final stage improvements.  The related contractual obligations with regard to this renovation were materially expended as of the end of the second quarter of 2008.

During the second quarter of 2008, the Company completed the renovation of its leased Woodruff Road banking office.  The related contractual obligations of this renovation were also satisfied during this period.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting and furnishings of the new corporate headquarters facility to make it suitable and adequate for the Company’s intended purposes.

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

15.    Derivative Financial Instruments and Hedging Activities

As part of its mortgage-banking activities, the Company originates certain mortgage loans and enters into forward sales commitments of closed mortgage loans in the secondary market at a future date at a specified price. The commitments to originate mortgage loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. At June 30, 2008, and December 31, 2007, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments were immaterial.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at June 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair value
Investment securities available for sale	$-	133,199	-	133,199

The fair value of investment securities available for sale is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities may include exchange traded equities. If quoted market prices are not available, fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities may include U.S. Treasury securities, obligations of government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include subordinated tranches of collateralized mortgage obligations and investments in financial institution trust preferred securities.

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets.  The following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets on a nonrecurring basis at June 30, 2008(in thousands).

	Level 1	Level 2	Level 3	Fair value
Impaired loans	$-	8,175	-	8,175

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.2 million, with a valuation allowance of $2.0 million at June 30, 2008.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. The main intent of SFAS No. 159 was to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected nonfinancial items. SFAS No. 159 was effective for the Company on January 1, 2008. The Company did not elected the fair value option for any financial assets or liabilities as of January 1, 2008.

17.    Regulatory Capital Requirements

The following table summarizes Palmetto Bancshares’ and the Bank’s actual and required capital ratios at the periods indicated (dollars in thousands). As of June 30, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since June 30, 2008, management has become aware of no conditions or events since the most recent notification from federal banking agencies that would change the Company's or the Bank's category.

	Actual		For capital adequacy purposes		To be "well capitalized" under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2008
Total capital to risk-weighted assets
Company	$122,344	10.21%	95,842	8.00	n/a	n/a
Bank	121,845	10.17	95,840	8.00	119,800	10.00

"Tier 1" capital to risk-weighted assets
Company	114,699	9.57	47,921	4.00	n/a	n/a
Bank	114,200	9.53	47,920	4.00	71,880	6.00

"Tier 1" leverage ratio
Company	114,699	8.71	52,698	4.00	n/a	n/a
Bank	114,200	8.66	52,726	4.00	65,908	5.00

At December 31, 2007
Total capital to risk-weighted assets
Company	$116,349	10.27%	90,669	8.00	n/a	n/a
Bank	116,186	10.25	90,669	8.00	113,337	10.00

"Tier 1" capital to risk-weighted assets
Company	108,931	9.61	45,335	4.00	n/a	n/a
Bank	108,768	9.60	45,335	4.00	68,002	6.00

"Tier 1" leverage ratio
Company	108,931	8.97	48,591	4.00	n/a	n/a
Bank	108,768	8.94	48,652	4.00	60,815	5.00

Item 2.   Management's Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis presents the more significant factors impacting the Company’s financial condition as of June 30, 2008, results of operations for the three and six month periods ended June 30, 2008, and cash flows for the six month period ended June 30, 2008. This discussion should be read in conjunction with the Company’s Consolidated Interim Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.  Results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.  Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Critical Accounting Policies and Estimates

General

The Company’s accounting and financial reporting policies are in conformity, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.  The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of income and expense during the reporting period.  While the Company bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates. On an annual basis, management, in conjunction with the Company’s independent registered public accounting firm, discusses the development and selection of the critical accounting estimates with the Audit Committee of the Company’s Board of Directors.

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

Quarterly Highlights

Executive Summary

The following dialogue should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

Palmetto Bancshares, Inc. is a regional fnancial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, the Bank, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily in Upstate, South Carolina.  Palmetto Bancshares, Inc.’s primary business is the operation of the Bank. The Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in loans and investment securities. The Company’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on assets, primarily loans and investment securities, and the interest paid on deposits and borrowings. Results of operations are also significantly impacted by general economic and competitive conditions, particularly changes in market interest rates and United States Treasury yield curves, government policies, and actions of regulatory authorities.

As the Upstate’s premier financial institution, the Company’s goals are to enhance shareholder value while building a solid banking franchise. Focus is placed on growing the core businesses of lending and retail banking while maintaining strong asset quality and controlling operating expenses. Additionally, the Company continues to provide returns to shareholders through dividends. The Company has been successful in achieving these goals over the past several years.

The national economy continues to border on, if not already having entered into, a recession and the housing and real estate markets continue to decline. The current operating environment is the result of the significant disruption and volatility in the financial and capital market places that began in the second half of 2007 and continued throughout the first half of 2008. Due to concerns over the economy, the Federal Open Market Committee reduced the federal funds rate by 100 basis points during the second half of 2007 and by an additional 225 basis points during the first half of 2008, primarily during the 2008 first quarter. These actions have resulted in a more positively sloped yield curve, as well as a reduction in many interest rates.

Total assets increased slightly during the six month period ended June 30, 2008, primarily due to an increase in the loan and investment securities portfolios.

Loans continue to be the largest component of the Company’s mix of assets. Total loans increased $68.5 million, or 6.5%, at June 30, 2008 over December 31, 2007 primarily as a result of growth within the commercial business and commercial real estate portfolios. Average loans accounted for 88.8% of average interest-earning assets during the three month period ended June 30, 2008 compared with 88.2% during the three month period ended June 30, 2007. Average loans increased $139.1 million, or 14.4%, during the three month period ended June 30, 2008 compared with the same period of 2007.

Average investment securities available for sale increased $24.3 million, or 22.6%, during the three month period ended June 30, 2008 compared with the same period of 2007 primarily within the collateralized mortgage obligation sector of the portfolio.  The Company began investing in collateralized mortgage obligations during the first quarter of 2008.  Additionally, during the three month period ended June 30, 2008, the remaining securities in the Company’s government-sponsored enterprises sector of the portfolio matured.  Because interest spreads within this sector became extremely narrow, the Company reinvested these maturing funds as well as additional funds in collateralized mortgage obligations, which management believed were undervalued due to the market discount that has been applied to the entire mortgage related marketplace.

Traditional deposit accounts continue to be the Company’s primary source of funding.  Average traditional deposit accounts increased $41.5 million, or 4.8% during the three month period ended June 30, 2008 compared with the same period of 2007.  Average nontraditional deposit accounts, including retail repurchase agreements and commercial paper, supplement the Company’s source of funding provided through traditional deposit accounts.  Such accounts increased $11.4 million, or 29.0% over the same periods.  The combination of increasing competition and alternative investment options has made it more difficult to grow deposits accounts, both traditional and nontraditional. To supplement funding provided through deposit accounts, management has primarily employed proceeds from maturing investment securities issued by government-sponsored enterprises and borrowed funds to fund asset growth.

In order to supplement asset growth funding, total average wholesale funding increased from an average of $11.8 million during the three month period ended June 30, 2007 to $98.1 million during the same period of 2008, an increase of $86.3 million.  The Company has found wholesale funding, which includes federal funds purchased from correspondent banks and FHLB advances, to be a logical answer to supplement asset growth funding when funding through deposits is insufficient. Management believes that such funding provides the Company with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs.

Beginning in late March 2008 and continuing into early April 2008, the Company transacted a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities, and supplement net interest income. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income if employed in higher yield interest-earning assets. The Company used these long-term FHLB borrowings to invest in collateralized mortgage obligations.  The impact of this transaction supplemented net interest income growth during the three month period ended June 30, 2008.

Net income increased $264 thousand, or 6.5%, during the three month period ended June 30, 2008 from the same period of 2007.  The following table summarizes the components of net income for the three month periods ended June 30, 2008 and 2007 (in thousands).

	For the three month
	periods ended June 30,		Dollar	Percent
	2008	2007	variance	variance
Interest income	$20,050	20,696	(646)	(3.1)%
Interest expense	6,428	7,988	(1,560)	(19.5)
Net interest income	13,622	12,708	914	7.2
Provision for loan losses	687	433	254	58.7
Net interest income after provision for loan losses	12,935	12,275	660	5.4
Noninterest income	4,560	3,944	616	15.6
Noninterest expense	10,826	9,950	876	8.8
Net income before provision for income taxes	6,669	6,269	400	6.4
Provision for income taxes	2,340	2,204	136	6.2
Net income	$4,329	4,065	264	6.5%

Net interest income increased $914 thousand, or 7.2%, from the three month period ended June 30, 2007 to the same period of 2008.  The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the three month period ended June 30, 2008 to the three month period ended June 30, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days of each year.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Total interest income	$5,594	(6,185)	(55)	(646)
Total interest expense	1,132	(2,673)	(19)	(1,560)
Net interest income	$4,462	(3,512)	(36)	914

Given that the Company’s balance sheet was liability sensitive and interest rates fell during the three month period ended June 30, 2008, management expected that net interest income would increase during the period over the prior quarter.  The following table summarizes interest income and interest expense for the three month periods ended June 30, 2008 and March 31, 2008 (in thousands).

	For the three month
	periods ended
	June 30,	March 31,	Dollar	Percent
	2008	2008	variance	variance
Total interest income	$20,050	20,240	(190)	(0.9)%
Total interest expense	6,428	7,691	(1,263)	(16.4)
Net interest income	$13,622	12,549	1,073	8.6%

In addition to the impact of interest rate changes, the impact of FHLB borrowings transaction supplemented net interest income growth during the three month period ended June 30, 2008.

The provision for loan losses recorded during the three and six month periods ended June 30, 2008 reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

Noninterest income increased $616 thousand, or 15.6%, during the three month period ended June 30, 2008 over the same period of 2007.  This increase was impacted by increased service changes on deposit accounts, mortgage-banking income, and automatic teller machine income. The increase in service charges on deposit accounts resulted from the increase in total average transaction deposit accounts. The increase in mortgage-banking income, net was primarily a result of an increase in loan sale gains over the periods.  The increase in automatic teller machine income, included in Other Noninterest Income financial statement line item, was impacted by an increase in noncustomer transaction fees, which increased $0.50 per transaction effective March 2008.  Additional transaction volume also contributed to the increase.

Noninterest expense increased $876 thousand, or 8.8%, during the three month period ended June 30, 2008 over the same period of 2007.  This increase was primarily within the Other Noninterest Expense financial statement line item and was impacted by increased FDIC deposit insurance assessments and expenses related to real estate acquired in settlement of loans substantially all of which was related to the holding of the Bank’s purchased portion of a participation agreement relative to a commercial property within the portfolio.

Market forecasts anticipate a positively sloped yield curve for the remainder of 2008, which should provide opportunities for earnings growth and continued expansion of the Company’s net interest margin. Asset quality should remain strong as the Company’s continues to maintain its conservative underwriting standards. However, the Company is not immune to the negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. As such, nonperforming loans and credit costs may trend somewhat higher than historical levels.

Other Second Quarter Highlights

Restricted Stock Plan. On April 15, 2008, the Company’s shareholders approved the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, pursuant to which the Company may grant stock awards to its employees, officers, and directors.  A total of 250,000 shares of common stock have been reserved for issuance pursuant to awards under the Plan, subject to its anti-dilution provisions.  A copy of the Plan was attached as Appendix A to the Company’s Proxy Statement dated March 17, 2008 for the Annual Meeting of Shareholders held on April 15, 2008. As of the date of this filing, no restricted stock awards have been granted.

Premises and Equipment Progress Highlights.  During 2008, the Company:

  Purchased and installed the equipment for the new nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  The automatic teller machine was put into service during the second quarter of 2008.
  Continued to consider options with regard to its previous Pendleton banking office location.  Therefore, these assets have not been classified as held for sale.  At June 30, 2008, the book value of the improvements to this old location approximates market value, and such assets continue to be depreciated.
  Purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  The Company has extended bid invitations and expects to award the construction contract during the third quarter. The Company expects to celebrate its grand opening of the new Greer banking office during the first quarter of 2009.  The Company leases its current Greer banking office and is currently evaluating its options with regard to this leased banking office.
  Executed an operating building lease and an operating lease for additional office space as part of its plans to expand into north central South Carolina in the Piedmont region. The Company is currently upfitting these leased banking offices and plans to open its first banking office in York County during the third quarter of 2008.
  Began the final phase of its Montague banking office renovation.  This final phase included demolishing the improvements that were originally located on the purchased parcel and completing the site design for this banking office, which will include additional parking, a new main entrance, and a remote automatic teller machine.  Additionally, this final stage of the renovation and expansion project will integrate the previously renovated existing building with the final stage improvements.  The related contractual obligations with regard to this renovation were materially expended as of the end of the second quarter of 2008.
  Completed the renovation of its leased Woodruff Road banking office.  The related contractual obligations of this renovation were also satisfied during this period.
  Consolidated, during April 2008, its existing banking office network from 32 to 29 banking offices. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices were consolidated.  With regard to two of these properties no liability was determined to be necessary in accordance with SFAS No. 146.  With regard to the third property consolidated during April 2008, due to the possibility of the landlord selling the property in the near term thereby eliminating the Company’ s remaining term on the contract, as of the cease-use date, the Company booked a liability of $21 thousand based on the lease rentals through the third quarter of 2008.
  Further consolidated, during May 2008, its existing banking office network from 29 to 28 banking offices. Management is currently considering options with regard to its banking office located at 4513 Main Street (Hodges) in Greenwood County, which is owned by the Company and has not yet concluded whether or not this location will be sold.  Therefore, at June 30, 2008, the long-lived assets associated with this consolidated banking office have not been classified as held for sale.  Additionally, such assets continue to be depreciated.  Management does not believe there will be any impairment write-off associated with this banking office consolidation.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,	Dollar	Percent
	2008	2007	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$37,978	42,450	(4,472)	(10.5)%
Federal funds sold	-	9,782	(9,782)	(100.0)
Total cash and cash equivalents	37,978	52,232	(14,254)	(27.3)

FHLB stock, at cost	5,913	2,617	3,296	125.9
Investment securities available for sale, at fair value	133,199	95,715	37,484	39.2
Mortgage loans held for sale	3,801	5,005	(1,204)	(24.1)

Loans, gross	1,114,522	1,044,770	69,752	6.7
Less: allowance for loan losses	(7,645)	(7,418)	(227)	3.1
Loans, net	1,106,877	1,037,352	69,525	6.7

Premises and equipment, net	24,744	25,133	(389)	(1.5)
Premises held for sale	1,651	-	1,651	100.0
Goodwill, net	3,691	3,691	-	-
Core deposit intangibles, net	57	79	(22)	(27.8)
Accrued interest receivable	6,257	6,655	(398)	(6.0)
Other	18,187	19,698	(1,511)	(7.7)
Total assets	$1,342,355	1,248,177	94,178	7.5%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$144,959	135,111	9,848	7.3%
Interest-bearing	905,720	923,683	(17,963)	(1.9)
Total deposits	1,050,679	1,058,794	(8,115)	(0.8)

Retail repurchase agreements	15,579	11,280	4,299	38.1
Commercial paper (Master notes)	32,401	26,326	6,075	23.1
Other short-term borrowings	67,671	30,000	37,671	125.6
Long-term borrowings	52,000	-	52,000	100.0
Accrued interest payable	1,709	2,042	(333)	(16.3)
Other	7,602	9,479	(1,877)	(19.8)
Total liabilities	1,227,641	1,137,921	89,720	7.9

Shareholders' equity
Common stock	32,211	32,109	102	0.3
Capital surplus	2,013	1,664	349	21.0
Retained earnings	84,521	79,221	5,300	6.7
Accumulated other comprehensive loss, net of tax	(4,031)	(2,738)	(1,293)	47.2
Total shareholders' equity	114,714	110,256	4,458	4.0

Total liabilities and shareholders' equity	$1,342,355	1,248,177	94,178	7.5%

Investment Activities

The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2008		December 31, 2007
	Total	% of total	Total	% of total
Government-sponsored enterprises	$-	-%	20,743	21.7
State and municipal	51,457	38.6	52,159	54.5
Collateralized mortgage obligations	61,803	46.4	-	-
Other mortgage-backed	19,939	15.0	22,813	23.8
Total investment securities available for sale	$133,199	100.0%	95,715	100.0

The following table summarizes the amortized cost and fair market value composition of the Company’s investment securities available for sale portfolio at the dates indicated (in thousands).

	June 30, 2008		December 31, 2007
	Amortized	Fair market	Amortized	Fair market
	cost	value	cost	value
Government-sponsored enterprises	$-	-	20,725	20,743
State and municipal	51,825	51,457	52,677	52,159
Collateralized mortgage obligations	62,366	61,803	-	-
Other mortgage-backed	20,101	19,939	22,722	22,813
Total investment securities available for sale	$134,292	133,199	96,124	95,715

Securities Pledged and Liquidity. Approximately 58% of the investment securities portfolio was pledged to secure public deposits and trust assets as of June 30, 2008 as compared with 80% at December 31, 2007.  Of the Company’s $76.6 million pledged available for sale investment securities balance at June 30, 2008, $49.2 million of available for sale investment securities were securing public deposits and trust assets at June 30, 2008.  Of the Company’s $76.6 million pledged available for sale investment securities balance at December 31, 2007, $40.4 million of available for sale investment securities were securing public deposits and trust assets.  The decrease in pledged securities as a percentage of the investment securities portfolio from December 31, 2007 to June 30, 2008 was the result of an increase in the investment security portfolio.

Impairment Analysis. The following table summarizes the gross unrealized losses, fair market value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	-	-	-	-	-	-
State and municipal	76	32,286	410	6	2,070	44	82	34,356	454
Collateralized mortgage obligation	12	55,561	563	-	-	-	12	55,561	563
Other mortgage-backed	8	11,060	146	2	1,120	63	10	12,180	209
Total investment securities available for sale	96	$98,907	$1,119	8	3,190	107	104	102,097	1,226

				December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair market value	Gross unrealized losses
Government-sponsored enterprises	-	$-	$-	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Other mortgage-backed	1	733	-	15	10,655	105	16	11,388	105
Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

Increases in gross unrealized losses in the investment securities available for sale portfolio from December 31, 2007 to June 30, 2008 were primarily the result of unrealized losses within collateralized mortgage obligations at June 30, 2008.  The Company had no investment in collateralized mortgage obligations at December 31, 2007.

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

The Company has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair market value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008, management believes the impairments detailed in the preceding table are temporary, and, therefore, no impairment loss has been realized in the Company's Consolidated Interim Statements of Income for the three or six month periods ended June 30, 2008.

Concentrations of Risk. No state or municipal security issuers issued securities with fair market values exceeding 2% of total shareholders’ equity at June 30, 2008.  No collateralized mortgage obligation issuers issued securities with fair market values exceeding 9% of total shareholders’ equity at June 30, 2008.  The following table summarizes issuer concentration at fair market value of other mortgage-backed investment securities, by issuer, at June 30, 2008 (in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total
Other mortgage-backed	$16,356	3,583	19,939

As a percentage of shareholders' equity	14.3%	3.1	17.4

Virtually all mortgage-based securities are rated “AAA” by Standard and Poor's and / or Moody's or have an implicit “AAA” rating through government agency backing.  This AAA rating is based not on the credit of the issuer, but rather on the structure of the mortgage-based securities and the credit quality of the collateral.

Lending Activities

Composition.  The following table summarizes gross loans, categorized by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Commercial business	$163,032	14.6%	145,634	13.9
Commercial real estate	689,224	61.8	639,144	61.2
Installment	23,871	2.1	25,315	2.4
Installment real estate	78,580	7.1	75,721	7.3
Indirect	36,632	3.3	39,502	3.8
Credit line	1,908	0.2	2,188	0.2
Prime access	59,959	5.4	54,164	5.2
Residential mortgage	40,069	3.6	40,842	3.9
Bankcards	12,526	1.1	12,702	1.2
Business manager	372	-	326	-
Other	1,508	0.1	2,045	0.2
Loans in process	6,353	0.6	6,511	0.6
Deferred loans fees and costs	488	0.1	676	0.1
Loans, gross	$1,114,522	100.0%	1,044,770	100.0

The following table summarizes gross loans, categorized by Federal Deposit Insurance Corporation (“FDIC”) code, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Secured by real estate
Commercial, land development, and other land loans	$51,933	4.6%	52,236	5.0
Farmland	979	0.1	1,004	0.1
Single-family residential	216,980	19.5	209,275	20.0
Multifamily residential	34,877	3.1	28,659	2.8
Nonfarm nonresidential	634,870	57.0	578,719	55.4
Commercial and industrial	83,471	7.5	77,555	7.4
General consumer and other	88,386	7.9	93,983	9.0
Obligations of states and political subdivisions of the U.S.	3,026	0.3	3,339	0.3
Loans, gross	$1,114,522	100.0%	1,044,770	100.0

Loans included in both of the preceding loan composition tables are net of participations sold, and mortgage loans sold and serviced for others.  Participations sold totaled $17.9 million and $14.6 million at June 30, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $363.8 million and $346.3 million at June 30, 2008 and December 31, 2007, respectively.

Loans Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  No types of securities were pledged to collateralize FHLB borrowings at June 30, 2008.  Approximately 14% of the gross loan portfolio was available to secure advances and letters of credit as of June 30, 2008 as compared with 10% at December 31, 2007.  The following table summarizes the Company’s FHLB borrowed funds utilization and availability at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2008	2007
Available lendable collateral value to serve against FHLB advances	$151,477	105,535

Advances and letters of credit
Short-term advances	(29,500)	(12,000)
Long-term advances	(52,000)	-
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(150,500)	(81,000)

Available lendable collateral value to serve against FHLB advances	$977	24,535

The increase in long-term advances over the periods presented was a result of the transactions the Company entered into during March and April 2008 which were intended to support interest-earning asset growth, primarily investments in available for sale securities, and supplement net interest income.

Concentrations of Risk. Loan Type / Industry Concentration. Categorized by loan purpose, the Company’s commercial real estate portfolio accounts for 61.8% of the Company’s gross loan portfolio. The following table summarizes the composition of the Company’s commercial real estate portfolio at June 30, 2008. For the purpose of this analysis, adjustments have been made to the balance of commercial real estate loans by loan purpose in order to conform the Company’s definition of commercial real estate loans to that of regulators.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of "tier 1" capital
Residential	13.2%	64.5
Land-only	20.6	100.3
Construction	6.8	33.1
Commercial - specific	39.8	194.5
Commercial - nonowner occupied	19.4	94.9
Rounding	0.2	0.8
	100.0%	488.1

The following table further classifies material concentrations summarized above.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of "tier 1" capital
Land-only
Developed land	18.5%	90.2
Undeveloped land	2.1	10.1
	20.6%	100.3

Commercial - specific
Hotels / motels	17.2%	83.9
Restaurants	1.6	7.9
Convenience stores	1.4	7.0
Golf courses	2.5	12.5
Religious facilities	10.0	48.7
Assisted living facilities	6.5	31.7
Mobile home communities	0.6	2.8
	39.8%	194.5

The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity reduces the Company’s exposure to adverse economic events that impact any single industry.

Asset Quality.  The following table summarizes the composition of the Company’s classified assets, categorized by FDIC code, at the dates indicated (dollars in thousands).

	June 30, 2008
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans, gross (1)	As a percentage of applicable portfolio, gross (1)
Secured by real estate
Commercial, land development, and other land loans	$-	184	-	-	184	-%	0.4
Farmland	-	-	231	-	231	-	23.6
Single-family residential	575	5,716	267	-	6,558	0.6	3.0
Multifamily residential	-	225	-	-	225	-	0.6
Nonfarm nonresidential	2,314	11,315	279	-	13,908	1.3	2.2
Commercial and industrial	616	825	1,055	-	2,496	0.2	3.0
General consumer and other	27	311	20	-	358	-	0.4
Total classified loans	$3,532	18,576	1,852	-	23,960	2.1%	2.1

As a percentage of loans, gross (1)	0.3%	1.7	0.1	-	2.1%

		December 31, 2007
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans, gross (1)	As a percentage of applicable portfolio, gross (1)
Secured by real estate
Commercial, land development, and other land loans	$-	182	-	-	182	-%	0.3
Farmland	-	-	223	-	223	-	22.2
Single-family residential	176	3,646	370	-	4,192	0.4	2.0
Multifamily residential	-	-	-	-	-	-	-
Nonfarm nonresidential	1,578	6,033	238	-	7,849	0.8	1.4
Commercial and industrial	118	1,451	647	-	2,216	0.2	2.9
General consumer and other	20	322	29	-	371	-	0.4
Total classified loans	$1,892	11,634	1,507	-	15,033	1.4%	1.4

As a percentage of loans, gross (1)	0.2%	1.1	0.1	-	1.4%

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Impacting the increase in assets classified as “special mention” at June 30, 2008 over December 31, 2007 was the addition of a retail shopping center loan relationship with a principal balance of $1.8 million.

The following loan relationships impacted the increase in assets classified as “substandard” at June 30, 2008 over December 31, 2007.

  A failed store franchise venture with a principal balance of  $543 thousand.
  A participation relationship that funded golf course communities including both courses and residential lots with a principal balance of  $744 thousand.
  A lending relationship containing five loans all of which are secured by income producing collateral with the exception of one loan that is collateralized by two commercial warehouses, one complete and one incomplete.  The lending relationship’s principal balance was $2.3 million at June 30, 2008.
  A lending relationship containing five loans the largest of the five loans is secured by a new dealership facility.  The remaining four loans are secured by the borrowers’ residential properties.  The lending relationship’s principal balance was $1.8 million at June 30, 2008.

The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs.  See Allowance for Loan Losses for a discussion of the Company’s inclusion of allocations calculated in accordance with SFAS No. 114, as amended by SFAS No. 118 and allocations calculated in accordance with SFAS No. 5, if applicable, with regard to classified loans. The allowance for loan losses represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans including, but not limited to, classified assets.

Nonperforming Assets. The following table summarizes trends in nonperforming assets at the dates indicated (dollars in thousands). The composition of nonaccrual loans is categorized by FDIC code.

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007
Secured by real estate
Commercial, land development, and other land loans	$184	184	182	-
Single-family residential	1,487	829	781	1,507
Nonfarm nonresidential	4,228	3,844	3,164	10,534
Commercial and industrial	438	631	567	329
General consumer and other	82	118	116	66
Total nonaccrual loans	6,419	5,606	4,810	12,436

Real estate acquired in settlement of loans	8,332	7,960	7,743	717
Repossessed automobiles acquired in settlement of loans	288	369	403	386
Total assets acquired in settlement of loans	8,620	8,329	8,146	1,103

Total nonperforming assets	$15,039	13,935	12,956	13,539

Loans past due 90 days and still accruing (1)	$140	176	236	290

Loans (2)	$1,114,522	1,072,825	1,044,770	986,529

Total assets	1,342,355	1,295,775	1,248,177	1,179,869

Nonaccrual loans as a percentage of:
loans and foreclosed assets (2)	0.57%	0.52	0.46	1.26
total assets	0.48	0.43	0.39	1.05

Nonperforming assets as a percentage of:
loans and foreclosed assets (2)	1.34	1.29	1.23	1.37
total assets	1.12	1.08	1.04	1.15

(1) Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Nonaccrual loans secured by nonfarm residential real estate increased $1.1 million from December 31, 2007 to June 30, 2008 to a balance of $4.2 million. Three loan relationships represented 68% of the nonaccrual balance at June 30, 2008.  Two of these loan relationships totaling $1.3 million were added during the period.  The two new loan relationships added included a failed store franchise venture totaling $543 thousand and a participation relationship for which the Bank’s gross loan balance totaled $744 thousand at June 30, 2008 that funded golf course communities including both courses and residential lots.  Both loans were previously discussed with regard to their asset classifications.  Remaining in nonaccrual status since December 31, 2007 was a loan that funded the construction of a three-phase master development project.  Funds previously advanced were not, in all cases, utilized for the purposes intended, leaving the borrower unable to service the debt.  The lead bank in this participation arrangement has contracted to have the first phase properties completed so that this portion of the project may be completed and sales contracts honored.  As building is completed and funds disbursed, the Company’s loans will be proportionately increased.  As sales commence, the Company’s loan will be proportionately reduced.  The lead bank has several development companies that have expressed an interest in purchasing the second and third phase of the development in its “as is” condition. Net of its specific allowance for loan losses, this loan relationship’s carrying value totaled $1.2 million at June 30, 2008, which management believes represents its best estimate of losses that have been incurred within the existing portfolio of loans and reserves for the estimated loan losses and risks inherent in this loan relationship.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of the period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans for the six month period ended June 30, 2008 (in thousands).

Real estate acquired in settlement of loans, beginning of period	$7,743
Add: New real estate acquired in settlement of loans and related adjustments	789
Less: Sales / recoveries of real estate acquired in settlement of loans	(131)
Less: Provision charged to expense	(69)
Real estate acquired in settlement of loans, end of period	$8,332

Real estate acquired in settlement of loans remained relatively unchanged during the first six months of 2008.  Two loan relationships comprise approximately 87% of the real estate acquired in settlement of loans portfolio.  Both loan relationships are secured by other real estate for which foreclosure proceedings were completed during the third quarter of 2007 and during the fourth quarter of 2007, respectively.  With regard to the property added to the portfolio during the third quarter, the lead bank is currently marketing this property for sale and believes it has several interested parties.  The property placed into the real estate acquired in settlement of loans portfolio during the fourth quarter was the Bank’s purchase portion of a participation arrangement. The lead bank is managing the operations of the property and is currently working with an external firm to market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.  Expenses related to the holding of this property within the real estate acquired in settlement of loans portfolio totaled $339 thousand during the six month period ended June 30, 2008. Both properties were carried at market value at June 30, 2008 based on management’s best judgment and information available at that time.

Troubled debt restructurings entered into by the Company during the second quarter of 2008 are subject to review by the Company, in accordance with the Company’s loan review policies, to ensure loan classifications were in accordance with applicable regulations.  Any allocations identified during the review based on probable losses have been included in the Company’s allowance for loan losses for the applicable period. At June 30, 2008 and December 31, 2007, the principal balance of such loans totaled $1.2 million.

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which management has concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of June 30, 2008, the Company had potential problem loans totaling $10.1 million that were not categorized as nonaccrual.

Allowance for Loan Losses. Activity. The following table summarizes activity within the allowance for loan losses at the dates and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the allowance for loan losses at the time realized. The composition of loans charged-off and loan recoveries are categorized by FDIC code.

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,		At and for the year ended December 31,
	2008	2007	2008	2007	2007
Allowance for loan losses, beginning of period	$7,488	8,460	7,418	8,527	8,527

Provision for loan losses	687	433	1,175	800	988

Loans charged-off
Secured by real estate
Single-family residential	20	125	97	212	371
Nonfarm nonresidential	99	51	112	158	496
Commercial and industrial	120	32	245	138	505
General consumer	332	252	564	482	991
Total loans charged-off	571	460	1,018	990	2,363

Loan recoveries
Secured by real estate
Single-family residential	-	30	2	33	39
Nonfarm nonresidential	2	2	3	3	13
Commercial and industrial	8	3	16	21	54
General consumer	31	47	49	121	160
Total loan recoveries	41	82	70	178	266

Net loans charged-off	530	378	948	812	2,097

Allowance for loan losses, end of period	$7,645	8,515	7,645	8,515	7,418

Average loans (1)	$1,098,544	966,064	1,080,748	957,630	986,518

Ending loans (1)	1,114,522	986,529	1,114,522	986,529	1,044,770

Nonaccrual loans	6,419	12,436	6,419	12,436	4,810

Net loans charged-offs as a percentage of average loans, annualized (1)	0.19%	0.16	0.18	0.17	0.21

Allowance for loan losses as a percentage of ending loans (1)	0.69	0.86	0.69	0.86	0.71

Allowance for loan losses as a percentage of nonaccrual loans	119.10	68.47	119.10	68.47	154.22

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

Management analyzes the adequacy of the allowance for loan losses on a monthly basis using an internal analysis model.  No less than quarterly but often on a more frequent basis, the Company’s allowance for loan losses model and conclusions are reviewed and approved by senior management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided in SAB No. 102 and includes allocations calculated in accordance with SFAS No. 114, as amended by SFAS No. 118 and allocations calculated in accordance with SFAS No. 5. Accordingly, the methodology is based on historical loss experience by type of loans, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

The allowance for loan losses increased slightly from $7.4 million at December 31, 2007 to $7.6 million at June 30, 2008, declining from 0.71% to 0.69% of loans, respectively, calculated using loans excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income. Management attributes the declining allowance for loan losses as a percentage of loans, gross primarily to improvement in historical loss experience by type of loans primarily within the consumer portfolio.

The following table summarizes information about the Company’s impaired loans at and for the period indicated (in thousands). Impaired loans without a specific allowance for loan losses allocation at and for the period indicated were generally reserved within the allowance for loan losses.

	At and for the six month	At and for the year
	period ended June 30, 2008	ended December 31, 2007
Impaired loans, end of period	$10,205	5,256
Specific allowance allocation on impaired loans, end of period	2,029	976
Average impaired loans, during period	7,730	3,668

Management considers its allowance for loan losses at June 30, 2008 appropriate and adequate to cover current losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Company’s Consolidated Interim Financial Statements. As such, management’s assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

Deposit Activities

The following table summarizes the Company’s traditional deposit composition at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$144,959	13.8%	135,111	12.7
Interest-bearing transaction deposit accounts	375,923	35.8	387,249	36.6
Transaction deposit accounts	520,882	49.6	522,360	49.3

Money market deposit accounts	100,403	9.5	118,680	11.2
Savings deposit accounts	38,526	3.7	34,895	3.3
Time deposit accounts	390,868	37.2	382,859	36.2
Total traditional deposit accounts	$1,050,679	100.0%	1,058,794	100.0

Dependence on traditional deposit account funding declined from December 31, 2007 to June 30, 2008.  At December 31, 2007, traditional deposit accounts as a percentage of liabilities were 93.0% compared with 85.6% at June 30, 2008.

In addition to traditional deposit accounts, the Company offers nontraditional deposit accounts through its retail repurchase and commercial paper agreements.

The following table summarizes the Company’s nontraditional deposit composition at the dates indicated (dollars in thousands).

	June 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$15,579	32.5%	11,280	30.0
Interest-bearing transaction deposit accounts	32,401	67.5	26,326	70.0
Total nontraditional deposit accounts	$47,980	100.0%	37,606	100.0

Dependence on nontraditional deposit account funding increased from December 31, 2007 to June 30, 2008.  At December 31, 2007, traditional deposit accounts as a percentage of liabilities were 3.3% compared with 3.9% at June 30, 2008.

The following table summarizes total dependence on deposit account funding at the dates indicated (dollars in thousands).

	June 30,	December 31,	Dollar	Percent
	2008	2007	variance	variance
Total traditional deposit accounts	$1,050,679	1,058,794	(8,115)	-0.77%
Total nontraditional deposit accounts	47,980	37,606	10,374	27.59%
Total deposit accounts	$1,098,659	1,096,400	2,259	0.21%

The slight increase in funding provided by total deposit accounts during the first six months of 2008 resulted in the Company relying more heavily on alternative funding sources from which to fund asset growth.

Borrowing Activities

In addition to deposit accounts, which are the Company’s primary funding source for asset growth, the Company borrows funds to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Management believes that by locking in borrowed funding, liquidity risk can be reduced.

The following table summarizes the Company’s borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2008		December 31, 2007
	Total	% of total	Total	% of total
Other short-term borrowings	$67,671	56.5%	30,000	100.0
Long-term borrowings	52,000	43.5	-	-
Total borrowings	$119,671	100.0%	30,000	100.0

The Company’s reliance on borrowed funds increased by $89.7 million during the first six months of 2008 because alternative funding sources were inadequate to cover asset growth. Borrowings as a percentage of total liabilities were approximately 9.7% and 2.6% at June 30, 2008 and December 31, 2007, respectively.

FHLB Borrowings. Beginning in late March 2008 and continuing into early April 2008, the Company transacted a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities, and supplement net interest income. Management believes that such funding provides the Company with the ability to access the exact type of funding needed, at the exact time, in the exact quantity, and at market rates. This provides the Company with the flexibility to tailor borrowings to its specific needs. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income by employing these funds in higher yield interest-earning assets. The Company used these long-term FHLB borrowings to invest in collateralized mortgage obligations, which management believed were undervalued due to the market discount that has been applied to the entire mortgage related marketplace.  The following table summarizes the Company’s long-term borrowings from the FHLB at June 30, 2008 (dollars in thousands).  The Company’s long-term FHLB advance does not have embedded call options.

					Total
Borrowing balance	$5,000	$12,000	$30,000	$5,000	$52,000
Interest rate	2.57	2.75	2.89	3.61	2.90
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

The following table summarizes the Company’s borrowed funds utilization and availability at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2008	2007
Available lendable collateral value to serve against FHLB advances	$151,477	105,535

Advances and letters of credit
Short-term advances	(29,500)	(12,000)
Long-term advances	(52,000)	-
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(150,500)	(81,000)

Available lendable collateral value to serve against FHLB advances	$977	24,535

Letters of credit are used to secure public deposits as required or permitted by law.

Federal Funds Accommodations. In addition to the FHLB borrowing capacity summarized above, at June 30, 2008, the Company had access to federal funds funding sources at correspondent banks.  During April 2008, a correspondent bank increased the Bank’s federal funds accommodation by $5 million for a period beginning on April 7, 2008 and ending on March 31, 2009 subject to specified terms and conditions. Advances under this accommodation are advances of federal funds with a maturity of the next banking day. Management intends to extend this accommodation at its maturity.  The following table summarizes the Company’s federal funds funding sources utilization and availability at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2008	2007
Available federal funds funding sources	$60,000	50,000
Utilized federal funds funding sources	(38,171)	(18,000)
Available federal funds funding sources	$21,829	32,000

Capital

General. The following table summarizes capital resource key performance indicators at and for the periods indicated (dollars in thousands, except common and per share data).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Total shareholders' equity	$114,714	105,391	$114,714	105,391
Average total shareholders' equity	115,472	105,223	114,093	103,680

Total shareholders' equity as a percentage of total assets	8.55%	8.93	8.55%	8.93
Total average shareholders' equity as a percentage of total average assets	8.74	9.02	8.84	8.93

Cash dividends per common share	$0.20	0.19	$0.40	0.38
Dividend payout ratio	29.78%	29.86	32.30%	31.01

The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends.

The following table summarizes activity impacting shareholders’ equity at and for the period indicated (in thousands).

At and for the six month
period ended June 30, 2008
Total shareholders' equity, beginning of period	$110,256

Additions to shareholders' equity during period
Net income	7,975
Common stock issued pursuant to stock option plans	373
Excess tax benefit from stock-based awards	78
Total additions to shareholders' equity during period	8,426

Reductions in shareholders' equity during period
Net unrealized loss on investment securities	(427)
Cumulative effect of adoption of new accounting standard EITF No. 06-10	(99)
Net unrealized loss on defined benefit pension plan assets	(866)
Cash dividends declared and paid	(2,576)
Total reductions in shareholders' equity during period	(3,968)

Total shareholders' equity, end of period	$114,714

Accumulated Other Comprehensive Income (Loss).  The Company adopted SFAS No. 158, recognized the funded status of its defined benefit postretirement plan, and provided the additional required disclosures as of the year ended December 31, 2007. This Statement required, among other things, the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. During the first six months of 2008, the Company recorded a pretax adjustment to the funded status of its defined benefit postretirement plan totaling $1.3 million.  The after tax impact to the Company’s accumulated other comprehensive income totaled $866 thousand.

The following table summarizes the components of accumulated other comprehensive income (loss) at June 30, 2008.

Investment securities available for sale	$(679)
Defined benefit pension plan	(3,352)
Accumulated other comprehensive loss, net of tax	$(4,031)

Regulatory Capital Requirements. Under regulatory requirements, reported accumulated other comprehensive income / loss amounts do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  As of June 30, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since June 30, 2008, there were no conditions or events of which management has been made aware that would materially change the Company’s or the Bank’s status.

Derivative Activities

As part of its mortgage-banking activities, the Company originates certain mortgage loans and enters into forward sales commitments of closed mortgage loans in the secondary market at a future date at a specified price. The commitments to originate mortgage loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. At June 30, 2008, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments were immaterial.

Liquidity

Cash Flow Needs

Standby Letters of Credit. At June 30, 2008, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2008 was $10.9 million compared with $11.2 million at December 31, 2007.  Past experience indicates that standby letters of credit will expire unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair value of such guarantees was material at June 30, 2008.

Derivatives.  See Derivative Activities, included elsewhere in this item, for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to derivative loan commitments and its forward loan sales commitments.

Dividend Obligations. The following table summarizes dividend key performance indicators at and for the periods indicated (dollars in thousands, except per common share data).

	At and for the three month		At and for the six month
	periods ended June 30,		periods ended June 30,
	2008	2007	2008	2007
Cash dividends per common share	$0.20	0.19	0.40	0.38
Cash dividends declared and paid	1,289	1,214	2,576	2,427
Dividend payout ratio	29.78%	29.86	32.30	31.01

The Company has historically paid dividends on a quarterly basis. The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends. The Company’s Board of Directors currently expects to continue to pay regular cash dividends but may change this policy at any time in its discretion.  There can be no assurance as to future dividends because they are dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital and dividend regulations.

Real Property Operating Lease Obligations. See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for discussion regarding the Company’s real property and operating lease obligations.

Contractual Capital Expenditure Obligations. See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for discussion regarding the Company’s contractual capital expenditure obligations.

Earnings Review

Quarter Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the three month
	periods ended June 30,		Dollar	Percent
	2008	2007	variance	variance
Interest income
Interest and fees on loans	$18,290	19,301	(1,011)	(5.2)%
Interest on investment securities available for sale	1,661	1,130	531	47.0
Dividends on FHLB stock	86	38	48	126.3
Interest earned on federal funds sold	10	211	(201)	(95.3)
Interest earned on cash and due from banks	3	16	(13)	(81.3)
Total interest income	20,050	20,696	(646)	(3.1)

Interest expense
Interest on deposits	5,653	7,437	(1,784)	(24.0)
Interest on retail repurchase agreements	57	130	(73)	(56.2)
Interest on commercial paper	87	289	(202)	(69.9)
Interest on other short-term borrowings	258	54	204	377.8
Interest on long-term borrowings	373	78	295	378.2
Total interest expense	6,428	7,988	(1,560)	(19.5)

Net interest income	13,622	12,708	914	7.2

Provision for loan losses	687	433	254	58.7

Net interest income after provision for loan losses	12,935	12,275	660	5.4

Noninterest income
Service charges on deposit accounts, net	2,127	1,991	136	6.8
Fees for trust and investment management and brokerage services	755	826	(71)	(8.6)
Mortgage-banking income, net	384	171	213	124.6
Investment securities gains	1	-	1	100.0
Other	1,293	956	337	35.3
Total noninterest income	4,560	3,944	616	15.6

Noninterest expense
Salaries and other personnel	6,070	6,057	13	0.2
Occupancy	803	722	81	11.2
Furniture and equipment	985	894	91	10.2
Marketing	291	219	72	32.9
Amortization of core deposit intangibles	11	12	(1)	(8.3)
Other	2,666	2,046	620	30.3
Total noninterest expense	10,826	9,950	876	8.8

Net income before provision for income taxes	6,669	6,269	400	6.4

Provision for income taxes	2,340	2,204	136	6.2

Net income	$4,329	4,065	264	6.5%

Common share data
Net income - basic	$0.67	0.64	0.03	4.7%
Net income - diluted	0.66	0.63	0.03	4.8
Cash dividends	0.20	0.19	0.01	5.3
Book value	17.81	16.49	1.32	8.0

Weighted average common shares outstanding - basic	6,435,515	6,385,483
Weighted average common shares outstanding - diluted	6,521,169	6,499,649

Net interest margin for the three month period ended June 30, 2008 was 4.39% compared with 4.64% for the three month period ended June 30, 2007. Average interest-earning assets increased $149.3 million, or 13.6% over the same periods.

Earnings resulted in a return on average shareholders’ equity of 15.08% and 15.50% for the three month periods ended June 30, 2008 and 2007. Return on average assets was 1.32% and 1.40% for the same periods.

Net Interest Income. General. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities.  This measure represents the largest component of income for the Company. The net interest margin measures how effectively the Company manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into changes in net interest income.

Federal Reserve Rate Net Interest Income Influence. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s simulation model that measures the amount of interest rate risk associated with changing market rates indicated that the Company’s balance sheet was liability sensitive. Such a position suggests that in falling interest rate environment, net interest income would increase.  The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate for the three month periods ended June 30, 2007 and June 30, 2008.

	Prime rate	Federal funds rate
Rate, at March 31, 2007	8.25%	5.25
Changes in rate	-	-
Rate, at June 30, 2007	8.25%	5.25

Rate, at March 31, 2008	5.25%	2.25
Changes in rate	(0.25)	(0.25)
Rate, at June 30, 2008	5.00%	2.00

As previously disclosed, beginning in late March 2008 and continuing into early April 2008, the Company transacted a series of long-term FHLB borrowings intended to support interest-earning asset growth, primarily investments in available for sale securities, and supplement net interest income. In addition to the impact that Federal Reserve rate fluctuations had on the Company’s net interest income during the three month period ended June 30, 2008, this transaction supplemented net interest income growth during the period. The following table summarizes the components of net interest income for the three month periods ended June 30, 2008 and March 31, 2008 including the impact of the Company’s long-term FHLB borrowings transaction (in thousands).

	For the three month
	periods ended
	June 30,	March 31,	Dollar	Percent
	2008	2008	variance	variance
Total interest income	$20,050	20,240	(190)	(0.9)%
Total interest expense	6,428	7,691	(1,263)	(16.4)
Net interest income	$13,622	12,549	1,073	8.6%

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

	For the three month periods ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Cash and due from banks	$181	$3	6.67%	$1,150	$16	5.58%
Federal funds sold	1,612	10	2.50	17,904	211	4.73
FHLB stock	5,592	86	6.19	2,525	38	6.04
Investment securities available for sale, nontaxable (2)	52,337	455	3.50	50,730	452	3.57
Investment securities available for sale, taxable (2)	79,737	1,206	6.08	57,029	678	4.77
Loans, net of unearned (1)	1,108,127	18,290	6.64	968,985	19,301	7.99
Total interest-earning assets	1,247,586	20,050	6.46	1,098,323	20,696	7.56

Noninterest-earning assets
Cash and due from banks	31,346			29,073
Allowance for loan losses	(7,462)			(8,443)
Premises and equipment, net	24,633			24,982
Premises held for sale	1,651			-
Goodwill, net	3,688			3,688
Core deposit intangibles, net	62			109
Accrued interest receivable	5,984			5,873
Other	14,252			12,642
Total noninterest-earning assets	74,154			67,924

Total assets	$1,321,740			$1,166,247

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$389,064	$1,229	1.27%	$353,436	$2,532	2.87%
Money market deposit accounts	105,735	435	1.65	109,886	915	3.34
Savings deposit accounts	38,209	32	0.34	41,950	36	0.34
Time deposit accounts	375,031	3,957	4.24	361,285	3,954	4.39
Total interest-bearing deposits	908,039	5,653	2.50	866,557	7,437	3.44

Retail repurchase agreements	18,368	57	1.25	12,442	130	4.19
Commercial paper (Master notes)	32,247	87	1.09	26,804	289	4.32
Other short-term borrowings	46,317	258	2.24	3,570	54	6.07
Long-term borrowings	51,813	373	2.90	8,242	78	3.80
Total interest-bearing liabilities	1,056,784	6,428	2.45	917,615	7,988	3.49

Noninterest-bearing liabilities
Noninterest-bearing deposits	139,613			134,599
Accrued interest payable	2,156			2,468
Other	7,715			6,342
Total noninterest-bearing liabilities	149,484			143,409

Total liabilities	1,206,268			1,061,024

Shareholders' equity	115,472			105,223

Total liabilities and shareholders' equity	$1,321,740			$1,166,247

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$13,622	4.39%		$12,708	4.64%

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

Rate / Volume Analysis. The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the three month period ended June 30, 2008 to the three month period ended June 30, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days of each year.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Interest-earnings assets
Cash and due from banks	$(17)	4	-	(13)
Federal funds sold	(132)	(69)	-	(201)
FHLB stock	47	1	-	48
Investment securities available for sale	282	254	(5)	531
Loans (1)	5,414	(6,375)	(50)	(1,011)
Total interest income	$5,594	(6,185)	(55)	(646)

Interest-bearing liabilities
Interest-bearing deposits	$377	(2,145)	(16)	(1,784)
Retail repurchase agreements	154	(226)	(1)	(73)
Commercial paper (Master notes)	76	(277)	(1)	(202)
Other short-term borrowings	216	(11)	(1)	204
Long-term borrowings	309	(14)	-	295
Total interest expense	$1,132	(2,673)	(19)	(1,560)

Net interest income	$4,462	(3,512)	(36)	914

(1) Calculated including mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

Provision for Loan Losses.  The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools. The provision for loan losses totaled $687 thousand for the three month period ended June 30, 2008 compared with $433 thousand for the same period of 2007. See Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding the factors impacting the amount added to the allowance for loan losses, through its provision for loan losses.

Noninterest Income. Service Charges on Deposit Accounts. Service charges on deposit accounts comprise a significant component of noninterest income.  The following table summarizes service charges on deposit accounts as a percentage of average transaction deposit accounts for the periods indicated (dollars in thousands).

	For the three month periods
	ended June 30,
	2008	2007
Service charges on deposit accounts, net	$2,127	1,991

Average interest-bearing transaction deposit accounts	$389,064	353,436
Average noninterest-bearing transaction deposit accounts	139,613	134,599
Total average transaction deposit accounts	$528,677	488,035

Service charges on deposit accounts, net as a percentage of total
average transaction deposit accounts, annualized	1.6%	1.6

Mortgage-Banking Income. The Company sells most of the residential mortgage loans it originates in the secondary market and retains servicing rights. Mortgage loans serviced for the benefit of others amounted to $363.8 million and $346.3 million at June 30, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $330.2 million at June 30, 2007. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended June 30,
	2008	2007
Mortgage-servicing fees	$221	206
Gain on sale of mortgage loans held for sale	301	157
Mortgage-serciving right amortization, impairment, and recoveries	(216)	(234)
Other mortgage-banking income	78	42
Total mortgage-banking income	$384	171

Mortgage-servicing fees as a percentage of mortgage loans
serviced for the benefit of others at period end, annualized	0.24%	0.24

Management believes that the higher gains from loan sales were attributable to a combination of several factors including a tightening of underwriting by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) for all originations, which put the smaller and larger organizations on a more level playing field from a competitive perspective, and the public’s changing perception of community bank’s value proposition in light of recent negative publicity regarding national institutions.  To a lesser extent, this increase was fueled by a refinance cycle.

Other. During 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest income during the three month period ended June 30, 2008 compared with the same period of 2007. The following table summarizes the related account for the periods indicated (in thousands).

	For the three month
	periods ended June 30,
	2008	2007
Merchant income	$295	53
Merchant expense	(229)	-
Merchant income, net	$66	53

The slight increase in merchant income, net during the three month period ended June 30, 2008 over the same period of 2007 is attributed to increased merchant volume combined with increasing prices on which such income and expense is based.

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

	For the three month
	periods ended June 30,
	2008	2007
Other noninterest income	$1,293	956
Merchant income	(295)	(53)
Other noninterest income, adjusted	$998	903

After adjusting for this account, other noninterest income increased $95 thousand, or 10.5%, during the three month period ended June 30, 2008 over the same period of 2007.

Automatic teller machine income, net of related processing expenses, increased $56 thousand from the three month period ended June 30, 2007 to the same period of 2008.  Contributing to this increase was an increase in noncustomer transaction fees, which increased $0.50 per transaction effective March 2008.  Additional transaction volume also contributed to the increase.  The Company’s automatic teller machines network declined from 39 to 37 when comparing June 30, 2007 to June 30, 2008 as a result of the removal of three automatic teller machines from the network due to branch consolidations offset by the addition of an additional nonbanking office automatic teller machine at Woodmont Village Shopping Center on Highway 25 in Moonville, South Carolina.  Although the number of automatic teller machines in the Company’s network declined over the periods, management believes that, due to the close proximity of other network automatic teller machines in relation to consolidated branches, overall network transactional volume due to these consolidations was not materially impacted.

Noninterest Expense. Salaries and Other Personnel. Comprising 56.1% of noninterest expense during the three month period ended June 30, 2008 and 60.9% of noninterest expense during the same period of 2007, salaries and other personnel expense increased by $13 thousand over the periods. This increase resulted from several factors, both recurring and nonrecurring in nature.

Employee salaries and benefits, which includes base salary, overtime, payroll taxes, and life and medical insurance, increased $132 thousand, or 2.6%, from the three month period ended June 30, 2007 to the same period of 2008.  Contributing to this increase were annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Rock Hill banking office anticipated to be opened during the third quarter of 2008.  Offsetting these factors was the impact of the retirement of two Palmetto Bank officers during the first quarter of 2008.  The job responsibilities of each of the retiring individuals were absorbed internally.

During the fourth quarter of 2007, the Company notified employees that, effective 2008, it would freeze accrued pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan.  Although no previously accrued benefits will be lost, employees will no longer accrue benefits for service subsequent to 2007. Offsetting the overall increase in employee salaries and benefits from the three month period ended June 30, 2007 to the same period of 2008 was a reduction in pension plan expenses, due to the plan freeze, totaling $138 thousand.

Marketing expenses increased $72 thousand during the three month period ended June 30, 2008 over the same period of 2007 primarily as a result of increases in expenses related to the advertisement of promotional deposit products.

Other.  As noted above, during 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest expense during the three month period ended June 30, 2008 compared with the same period of 2007. The following table adjusts reported other noninterest expense for the merchant expense accounts (in thousands).

	For the three month
	periods ended June 30,
	2008	2007
Other noninterest expense	$2,666	2,046
Merchant expense	(229)	-
Other noninterest expense, adjusted	$2,437	2,046

After adjusting for this account, other noninterest expense increased $391 thousand, or 19.1%, during the three month period ended June 30, 2008 over the same period of 2007.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, in November 2006, the FDIC adopted final regulations that set deposit insurance assessment rates that took effect in 2007. The Bank received a one-time assessment credit of $576 thousand that could be applied against future premiums, beginning in 2007, subject to certain limitations. Any remaining credit could be used to offset up to 90% of subsequent annual assessments through 2010. The increase in FDIC premiums during the three month period ended June 30, 2008 over the same period of 2007 was due to the fact that the Company has utilized its one-time assessment credit against deposit insurance assessments due.  During the three month period ended June 30, 2008, the Company expensed $184 thousand in Financing Corporation (“FICO”) and deposit insurance assessments compared with $30 thousand expensed during the same period of 2007, which was comprised totally of FICO assessments.

Expenses related to real estate acquired in settlement of loans during the three month period ended June 30, 2008 totaled $38 thousand, substantially all of which was related to the holding of the Bank’s purchased portion of a participation agreement relative to a commercial property within the portfolio. The lead bank is managing the operations of the property and is currently working with an external firm to market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.  As such, the Bank must cover 20% of the costs related to the property.

During April 2008, the Company consolidated its existing banking office network from 32 to 29 banking offices. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices, were consolidated.  With regard to two of these properties no liability was determined to be necessary in accordance with SFAS No. 146.  With regard to the third property consolidated during April 2008, due to the possibility of the landlord selling the property in the near term thereby eliminating the Company’s remaining term on the contract, as of the cease-use date, the Company booked a liability based on the lease rentals through the third quarter of 2008.  This liability was not reduced by any estimated sublease rentals that could be reasonably obtained for the property due to the fact that it was certain none would be collected during this period.  At June 30, 2008, this liability totaled $21 thousand.  This amount was charged to the Other Noninterest Expense financial statement line item for the three month period ended June 30, 2008.

Provision for Income Taxes.  Income tax expense totaled $2.3 million for the three month period ended June 30, 2008, compared with $2.2 million for the same period of 2007.  The Company’s effective tax rate was 35.1% for the three month period ended June 30, 2008 compared with 35.2% for the three month period ended June 30, 2007. The Company’s effective income tax rate is expected to be approximately 35% for 2008.

Year-to-Date Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the six month
	periods ended June 30,		Dollar	Percent
	2008	2007	variance	variance
Interest income
Interest and fees on loans	$37,341	38,067	(726)	(1.9)%
Interest on investment securities available for sale	2,751	2,301	450	19.6
Dividends on FHLB stock	143	75	68	90.7
Interest earned on federal funds sold	47	419	(372)	(88.8)
Interest earned on cash and due from banks	8	32	(24)	(75.0)
Total interest income	40,290	40,894	(604)	(1.5)

Interest expense
Interest on deposits	12,769	14,664	(1,895)	(12.9)
Interest on retail repurchase agreements	169	276	(107)	(38.8)
Interest on commercial paper	231	527	(296)	(56.2)
Interest on other short-term borrowings	509	83	426	513.3
Interest on long-term borrowings	441	173	268	154.9
Total interest expense	14,119	15,723	(1,604)	(10.2)

Net interest income	26,171	25,171	1,000	4.0

Provision for loan losses	1,175	800	375	46.9

Net interest income after provision for loan losses	24,996	24,371	625	2.6

Noninterest income
Service charges on deposit accounts, net	4,294	3,899	395	10.1
Fees for trust and investment management and brokerage services	1,511	1,522	(11)	(0.7)
Mortgage-banking income, net	637	519	118	22.7
Investment securities gains	1	-	1	100.0
Other	2,806	1,903	903	47.5
Total noninterest income	9,249	7,843	1,406	17.9

Noninterest expense
Salaries and other personnel	12,265	12,194	71	0.6
Occupancy	1,608	1,430	178	12.4
Furniture and equipment	1,929	1,833	96	5.2
Marketing	623	487	136	27.9
Amortization of core deposit intangibles	22	24	(2)	(8.3)
Other	5,546	4,191	1,355	32.3
Total noninterest expense	21,993	20,159	1,834	9.1

Net income before provision for income taxes	12,252	12,055	197	1.6

Provision for income taxes	4,277	4,229	48	1.1

Net income	$7,975	7,826	149	1.9%

Common share data
Net income - basic	$1.24	1.23	0.01	0.8%
Net income - diluted	1.22	1.21	0.01	0.8
Cash dividends	0.40	0.38	0.02	5.3
Book value	17.81	16.49	1.32	8.0

Weighted average common shares outstanding - basic	6,433,343	6,382,019
Weighted average common shares outstanding - diluted	6,518,299	6,480,454

Net interest margin for the six month period ended June 30, 2008 was 4.33% compared with 4.65% for the six month period ended June 30, 2007. Average interest-earning assets increased $122.4 million, or 11.2% over the same periods.

Earnings resulted in a return on average shareholders’ equity of 14.06% and 15.22% for the six month periods ended June 30, 2008 and 2007. Return on average assets was 1.24% and 1.36% for the same periods.

Net Interest Income. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate for the six month periods ended June 30, 2007 and June 30, 2008.

	Prime rate	Federal funds rate
Rate, at December 31, 2006	8.25%	5.25
Changes in rate	-	-
Rate, at June 30, 2007	8.25%	5.25

Rate, at December 31, 2007	7.25%	4.25
Changes in rate	(2.25)	(2.25)
Rate, at June 30, 2008	5.00%	2.00

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

	For the six month periods ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Cash and due from banks	$591	$8	2.72%	$1,188	$32	5.43%
Federal funds sold	3,316	47	2.85	17,074	419	4.95
FHLB stock	4,466	143	6.44	2,560	75	5.91
Investment securities available for sale, nontaxable (2)	52,454	914	3.50	49,251	876	3.59
Investment securities available for sale, taxable (2)	64,685	1,837	5.71	61,334	1,425	4.69
Loans, net of unearned (1)	1,088,555	37,341	6.90	960,302	38,067	7.99
Total interest-earning assets	1,214,067	40,290	6.67	1,091,709	40,894	7.55

Noninterest-earning assets
Cash and due from banks	32,367			30,332
Allowance for loan losses	(7,448)			(8,435)
Premises and equipment, net	24,275			24,925
Premises held for sale	1,651			-
Goodwill, net	3,688			3,688
Core deposit intangibles, net	68			115
Accrued interest receivable	6,185			5,916
Other	16,280			13,273
Total noninterest-earning assets	77,066			69,814

Total assets	$1,291,133			$1,161,523

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$389,546	$3,258	1.68%	$341,873	$4,732	2.79%
Money market deposit accounts	110,031	1,211	2.21	113,531	1,895	3.37
Savings deposit accounts	37,110	62	0.34	42,066	70	0.34
Time deposit accounts	377,950	8,238	4.38	369,372	7,967	4.35
Total interest-bearing deposits	914,637	12,769	2.81	866,842	14,664	3.41

Retail repurchase agreements	18,475	169	1.84	13,154	276	4.23
Commercial paper (Master notes)	29,504	231	1.57	24,540	527	4.33
Other short-term borrowings	37,267	509	2.75	2,807	83	5.96
Long-term borrowings	30,714	441	2.89	9,116	173	3.83
Total interest-bearing liabilities	1,030,597	14,119	2.76	916,459	15,723	3.46

Noninterest-bearing liabilities
Noninterest-bearing deposits	135,963			132,857
Accrued interest payable	2,367			2,469
Other	8,113			6,058
Total noninterest-bearing liabilities	146,443			141,384

Total liabilities	1,177,040			1,057,843

Shareholders' equity	114,093			103,680

Total liabilities and shareholders' equity	$1,291,133			$1,161,523

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$26,171	4.33%		$25,171	4.65%

(1)	Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)	The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Rate / Volume Analysis. The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the six month period ended June 30, 2008 to the six month period ended June 30, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days of each year.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Interest-earnings assets
Cash and due from banks	$(12)	(12)	-	(24)
Federal funds sold	(244)	(129)	1	(372)
FHLB stock	60	8	-	68
Investment securities available for sale	141	301	8	450
Loans (1)	31,727	(32,557)	104	(726)
Total interest income	$31,672	(32,389)	113	(604)

Interest-bearing liabilities
Interest-bearing deposits	$874	(2,804)	35	(1,895)
Retail repurchase agreements	272	(379)	-	(107)
Commercial paper (Master notes)	139	(435)	-	(296)
Other short-term borrowings	444	(20)	2	426
Long-term borrowings	297	(30)	1	268
Total interest expense	$2,026	(3,668)	38	(1,604)

Net interest income	$29,646	(28,721)	75	1,000

(1) Calculated including mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

Provision for Loan Losses.  The provision for loan losses totaled $1.2 million for the six month period ended June 30, 2008 compared with $800 thousand for the same period of 2007. See Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding the factors impacting the amount added to the allowance for loan losses, through its provision for loan losses.

Noninterest Income. Service Charges on Deposit Accounts. The following table summarizes service charges on deposit accounts as a percentage of average transaction deposit accounts for the periods indicated (dollars in thousands).

	For the six month
	periods ended June 30,
	2008	2007
Service charges on deposit accounts, net	$4,294	3,899

Average interest-bearing transaction deposit accounts	$389,546	341,873
Average noninterest-bearing transaction deposit accounts	135,963	132,857
Total average transaction deposit accounts	$525,509	474,730

Service charges on deposit accounts, net as a percentage of total
average transaction deposit accounts	1.6%	1.7

 Mortgage-Banking Income. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the six month
	periods ended June 30,
	2008	2007
Mortgage-servicing fees	$437	409
Gain on sale of mortgage loans held for sale	490	335
Mortgage-serciving right amortization, impairment, and recoveries	(432)	(300)
Other mortgage-banking income	142	75
Total mortgage-banking income	$637	519

Mortgage-servicing fees as a percentage of mortgage loans
serviced for the benefit of others at period end, annualized	0.25%	0.24

 Amortization of the mortgage-servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio, such as loan types, interest rate stratification, and recent prepayment experience.  The increase in amortization over the periods presented is a result of how current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio, such as loan types, interest rate stratification, and recent prepayment experience, impacted the Company’s estimate of future prepayment rates.

Other. During 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest income during the six month period ended June 30, 2008 compared with the same period of 2007. The following table summarizes the related account for the periods indicated (in thousands).

	For the six month
	periods ended June 30,
	2008	2007
Merchant income	$582	91
Merchant expense	(454)	-
Merchant income, net	$128	91

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

	For the six month
	periods ended June 30,
	2008	2007
Other noninterest income	$2,806	1,903
Merchant income	(582)	(91)
Other noninterest income, adjusted	$2,224	1,812

After adjusting for this account, other noninterest income increased $412 thousand, or 22.7%, during the six month period ended June 30, 2008 over the same period of 2007.

During March 2008, the Company recorded a pretax first quarter gain of approximately $226 thousand, recorded within Other Noninterest Income on the Consolidated Interim Statements of Income, resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa's recent initial public offering.  The Company continues to own 8,386 shares of Visa Class B shares that are convertible into Class A shares. The amount of Class A shares the Company could realize upon conversion of its remaining Class B shares may change depending upon whether additional amounts of money need to be reserved by Visa to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. The Company obtained its ownership of Visa shares, and resulting proportionate share of the Visa litigation settlement, by being a long-time Visa member. The Company’s ownership proportion is based upon its percentage of total fees paid to Visa over this period.

Automatic teller machine income, net of related processing expenses, increased $102 thousand from the six month period ended June 30, 2007 to the same period of 2008.  This increase was primarily the result of an increase in noncustomer transaction fees and additional transaction volume.

Noninterest Expense. Salaries and Other Personnel. Comprising 55.8% of noninterest expense during the six month period ended June 30, 2008 and 60.5% of noninterest expense during the same period of 2007, salaries and other personnel expense increased by $71 thousand over the periods. This increase resulted from several factors, both recurring and nonrecurring in nature.

Employee salaries and benefits, which include base salary, overtime, payroll taxes, and life and medical insurance, increased $428 thousand, or 4.1%, from the six month period ended June 30, 2007 to the same period of 2008.  Contributing to this increase were annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Rock Hill banking office anticipated to be opened during the third quarter of 2008.  Offsetting these factors was the impact of the retirement of two tenured Palmetto Bank officers during the first quarter of 2008.  The job responsibilities of each of the retiring individuals were absorbed internally.   Partially offsetting this increase in employee salaries and benefits from the six month period ended June 30, 2007 to the same period of 2008 was a reduction in pension plan expenses, due to the plan freeze, over the periods totaling $275 thousand.

Marketing expenses increased $136 thousand during the six month period ended June 30, 2008 over the same period of 2007 primarily as a result of increases in expenses related to the advertisement of promotional deposit products.

Other.  As noted above, during 2007, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest expense during the six month period ended June 30, 2008 compared with the same period of 2007. The following table adjusts reported other noninterest expense for the merchant expense accounts (in thousands).

	For the six month
	periods ended June 30,
	2008	2007
Other noninterest expense	$5,546	4,191
Merchant expense	(454)	-
Other noninterest expense, adjusted	$5,092	4,191

After adjusting for these accounts, other noninterest expense increased $901 thousand, or 21.5%, during the six month period ended June 30, 2008 over the same period of 2007.  The following table summarizes significant fluctuations within other noninterest expense, adjusted during the six month period ended June 30, 2008 over the same period of 2007.

	For the six month
	periods ended June 30,		Dollar
	2008	2007	variance
FDIC assessment	$349	70	279
Sundry losses	157	(74)	231
Real estate acquired in settlement of loans writedowns	398	151	247
	$904	147	757

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure, and reserved for in Other Noninterest Expense in the Consolidated Interim Statements of Income, of approximately $174 thousand related to items uncollected at that date.  Subsequently, during the first three months of 2007, the Bank collected virtually all of these items.  Therefore, this reserve was reversed during the first quarter of 2007.  Excluding this reversal, sundry losses would have been $100 thousand for the six month period ended June 30, 2007.

Expenses related to real estate acquired in settlement of loans during the six month period ended June 30, 2008 totaled $339 thousand, substantially all of which was related to the holding of the Bank’s purchased portion of a participation agreement relative to a commercial property within the portfolio. The lead bank is managing the operations of the property and is currently working with an external firm market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.  As such, the Bank must cover 20% of the costs related to the property.

Provision for Income Taxes.  Income tax expense totaled $4.28 million for the six month period ended June 30, 2008, compared with $4.23 million for the same period of 2007.  The Company’s effective tax rate was 34.9% for the six month period ended June 30, 2008 compared with 35.1% for the six month period ended June 30, 2007. The Company’s effective income tax rate is expected to be approximately 35% for 2008.

Recently Issued / Adopted Accounting Pronouncements

See Part I, Item 1. Financial Statements, Note 1 for discussion regarding recently issued and recently adopted accounting pronouncements and their expected impact on the Company’s business, financial condition, results of operations, and cash flows.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

As of June 30, 2008, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points.

Interest rate scenario	Percentage change in net interest income from base
Up 200 basis points	(7.37)%
Up 100 basis points	(3.64)
Down 100 basis points	3.22
Down 200 basis points	3.77

Overall, the model results indicate that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest income would increase and during an increasing interest rate environment, net interest income would decrease.

The following table shows the Company’s one-year dynamic gap at June 30, 2008 (dollars in thousands).

Interest-earning assets maturing or repricing within one year	$744,599
Interest-bearing liabilities maturing or repricing within one year	889,272
Cumulative gap	$(144,673)

Cumulative gap as a percent of total assets	(10.8)%

The Company’s negative gap indicates that cumulative interest-bearing liabilities exceed cumulative interest-earning assets and suggests increasing net interest income in periods of declining interest rates.  This relationship may not always be ensured due to the repricing attributes of both interest-earning assets and interest-bearing liabilities and the shape of the yield curve. As indicated above indicates, management believes that the Company’s net interest income will be positively impacted by a decline in interest rates.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’ s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’ s Chief Executive Officer, the President and Chief Operating Officer (Principal Financial Officer) and several other members of the Company’ s senior management as of June 30, 2008, the last day of the period covered by this Quarterly Report. The Company’ s Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer) concluded that the Company’ s disclosure controls and procedures were effective as of June 30, 2008 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’ s management (including the Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’ s rules and forms.

Second Quarter Internal Control Changes

During the second quarter of 2008, the Company did not make any changes in its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect those controls.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 15, 2008.  4,970,978 shares were voted of the 6,432,265 shares of $5 par value common stock entitled to vote at the Annual Shareholders’ Meeting.

Proposal #1 - Election of Directors.  The Board of Directors is divided into three classes. At each Annual Meeting of Shareholders, the Company's shareholders elect the members of one of the three classes to three-year terms. At this Annual Meeting, five directors were nominated for reelection for terms expiring at the 2011 Annual Meeting of Shareholders.

	Number of Votes For	Number of Votes Withheld
John T. Gramling, II	4,957,968	13,010
John D. Hopkins, Jr.	4,963,968	7,010
Edward K. Snead, III	4,963,968	7,010
Jane S. Sosebee	4,963,968	7,010
Paul W. Stringer	4,961,568	9,410

The following directors’ term of office continued after the meeting: W. Fred Davis, Jr., David P. George, Jr., Michael D. Glenn, L. Leon Patterson, Sam B. Phillips, Jr., Albert V. Smith, Ann B. Smith, L. Stewart Spinks, and J. David Wasson, Jr.

Proposal #2 – Approval of 2008 Restricted Stock Plan.  On February 19, 2008, the Company’s Board of Directors adopted, subject to shareholder approval, the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, which provides for the grant of stock awards to the Company’s employees, officers, and directors. At the Annual Meeting of Shareholders, the Company's 2008 Restricted Stock Plan was proposed for shareholder approval.  The following table summarizes the shareholder vote of this proposal.

Number of “For” Votes	3,818,003
Number of “Against” Votes	964,502
Number of “Abstain” Votes	79,241
Number of “Broker Non-Vote” Votes	109,232

Shareholders approved the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan on April 15, 2008 with 79.8% of votes cast being “for” the Plan.

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

Date: August 11, 2008

EXHIBIT INDEX

Exhibit No.         Description

31.1                     L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                     Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                        Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002