Form 10-Q
period 2008-09-30
PALMETTO BANCSHARES INC
filed 2008-11-10
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(864) 984–4551
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,442,090

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated (Interim) Balance Sheets
(dollars in thousands, except common and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$35,635	42,450
Federal funds sold	55	9,782
Total cash and cash equivalents	35,690	52,232

Federal Home Loan Bank ("FHLB") stock, at cost	7,241	2,617
Investment securities available for sale, at fair value	130,321	95,715
Mortgage loans held for sale	5,220	5,005

Loans, gross	1,129,336	1,044,770
Less: allowance for loan losses	(7,823)	(7,418)
Loans, net	1,121,513	1,037,352

Premises and equipment, net	25,016	25,133
Premises held for sale	1,651	-
Goodwill, net	3,691	3,691
Core deposit intangibles, net	46	79
Accrued interest receivable	6,080	6,655
Other	17,741	19,698
Total assets	$1,354,210	1,248,177

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$133,937	135,111
Interest-bearing	922,343	923,683
Total deposits	1,056,280	1,058,794

Retail repurchase agreements	21,817	11,280
Commercial paper (Master notes)	37,487	26,326
Other short-term borrowings	59,000	30,000
Long-term borrowings	52,000	-
Accrued interest payable	1,788	2,042
Other	7,403	9,479
Total liabilities	1,235,775	1,137,921

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,442,090 and 6,421,765
at September 30, 2008 and December 31, 2007, respectively	32,211	32,109
Capital surplus	2,036	1,664
Retained earnings	87,291	79,221
Accumulated other comprehensive loss, net of tax	(3,103)	(2,738)
Total shareholders' equity	118,435	110,256

Total liabilities and shareholders' equity	$1,354,210	1,248,177

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the three month periods ended September 30,
	2008	2007
Interest income
Interest earned and fees on loans	$17,912	20,012
Interest earned on investment securities available for sale
United States Treasury and federal agencies (taxable)	-	322
State and municipal (nontaxable)	449	464
Mortgage-backed (taxable)	1,216	299
Dividends paid on FHLB stock	96	47
Other	43	149
Total interest income	19,716	21,293

Interest expense
Interest paid on deposits	5,586	7,663
Interest paid on retail repurchase agreements	55	149
Interest paid on commercial paper	88	312
Interest paid on other short-term borrowings	353	414
Interest paid on long-term borrowings	423	-
Total interest expense	6,505	8,538

Net interest income	13,211	12,755

Provision for loan losses	687	400

Net interest income after provision for loan losses	12,524	12,355

Noninterest income
Service charges on deposit accounts, net	2,135	2,001
Fees for trust and investment management and brokerage services	744	736
Mortgage-banking income, net	210	468
Other	1,212	1,499
Total noninterest income	4,301	4,704

Noninterest expense
Salaries and other personnel	5,910	7,040
Occupancy	824	752
Furniture and equipment	919	918
Loss on disposition of premises, furniture, and equipment	-	346
Marketing	277	208
Amortization of core deposit intangibles	11	12
Other	2,605	2,207
Total noninterest expense	10,546	11,483

Net income before provision for income taxes	6,279	5,576

Provision for income taxes	2,222	1,680

Net income	$4,057	3,896

Common share data
Net income - basic	$0.63	0.61
Net income - diluted	0.62	0.60
Cash dividends	0.20	0.19
Book value	18.38	17.02

Weighted average common shares outstanding - basic	6,442,090	6,392,721
Weighted average common shares outstanding - diluted	6,529,123	6,500,962

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the nine month periods ended September 30,
	2008	2007
Interest income
Interest earned and fees on loans	$55,253	58,079
Interest earned on investment securities available for sale
United States Treasury and federal agencies (taxable)	235	1,138
State and municipal (nontaxable)	1,363	1,340
Mortgage-backed (taxable)	2,818	908
Dividends paid on FHLB stock	239	122
Other	98	600
Total interest income	60,006	62,187

Interest expense
Interest paid on deposits	18,355	22,327
Interest paid on retail repurchase agreements	224	425
Interest paid on commercial paper	319	839
Interest paid on other short-term borrowings	862	497
Interest paid on long-term borrowings	864	173
Total interest expense	20,624	24,261

Net interest income	39,382	37,926

Provision for loan losses	1,862	1,200

Net interest income after provision for loan losses	37,520	36,726

Noninterest income
Service charges on deposit accounts, net	6,429	5,900
Fees for trust and investment management and brokerage services	2,255	2,258
Mortgage-banking income, net	847	987
Investment securities gains	1	-
Other	4,016	3,402
Total noninterest income	13,548	12,547

Noninterest expense
Salaries and other personnel	18,175	19,234
Occupancy	2,432	2,182
Furniture and equipment	2,848	2,751
(Gain) loss on disposition of premises, furniture, and equipment	(2)	346
Marketing	900	695
Amortization of core deposit intangibles	33	36
Other	8,151	6,398
Total noninterest expense	32,537	31,642

Net income before provision for income taxes	18,531	17,631

Provision for income taxes	6,499	5,909

Net income	$12,032	11,722

Common share data
Net income - basic	$1.87	1.84
Net income - diluted	1.84	1.81
Cash dividends	0.60	0.57
Book value	18.38	17.02

Weighted average common shares outstanding - basic	6,436,280	6,385,625
Weighted average common shares outstanding - diluted	6,522,316	6,484,293

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income
(dollars in thousands, except common and per share data) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Retained	comprehensive
	stock	stock	surplus	earnings	(loss), net	Total
Balance at December 31, 2006	6,367,450	$31,837	$1,102	$68,132	$(695)	$100,376

Net income				11,722		11,722

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $71					(113)
Reclassification adjustment included
in net income, net of tax impact of $0					-
Net unrealized loss on investment securities available for sale						(113)

Comprehensive income						11,609

Cash dividend declared and paid ($0.57 per share)				(3,643)		(3,643)
Compensation expense related to stock option plans			99			99
Common stock issued pursuant to stock option plan	32,810	164	326			490

Balance at September 30, 2007	6,400,260	$32,001	$1,527	$76,211	$(808)	$108,931

Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256

Net income				12,032		12,032

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $219					(364)
Reclassification adjustment included
in net income, net of tax impact of $0					(1)
Net unrealized loss on investment securities available for sale						(365)

Comprehensive income						11,667

Cumulative effect of adoption of new accounting standard (See Note 1)				(99)		(99)
Cash dividend declared and paid ($0.60 per share)				(3,863)		(3,863)
Compensation expense related to stock option plans			70			70
Excess tax benefit from stock-based awards			78			78
Common stock issued pursuant to stock option plan	20,325	102	224			326

Balance at September 30, 2008	6,442,090	$32,211	$2,036	$87,291	$(3,103)	$118,435

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Cash Flows
(in thousands)

	For the nine month periods ended September 30,
	2008	2007

Operating activities
Net income	$12,032	11,722
Adjustments to reconcile net income to net cash provided by operating activities
Premises, furniture, and equipment depreciation	1,470	1,478
Gain (loss) on disposition of premises, furniture, and equipment	2	(346)
Amortization of core deposit intangibles	33	36
Amortization of unearned discounts / premiums on investment securities available for sale, net	16	62
(Accretion) amortization of unearned discounts / premiums on mortgage-backed investment securities available for sale, net	(18)	111
Investment securities gains	(1)	-
Provision for loan losses	1,863	1,200
Originations of mortgage loans held for sale	(60,856)	(41,388)
Sales of mortgage loans held for sale	61,345	42,221
Gain on sales of mortgage loans held for sale, net	(704)	(614)
Writedowns and losses on sales of real estate acquired in settlement of loans	82	171
Compensation expense related to stock option plan	70	99
Excess tax benefit from stock-based awards	78	-
Decrease (increase) in accrued interest receivable and other assets, net	758	(1,277)
(Decrease) increase in accrued interest payable and other liabilities, net	(1,090)	1,894
Net cash provided by operating activities	15,080	15,369

Investing activities
Maturities and calls of investment securities available for sale	22,089	40,090
Purchases of investment securities available for sale	-	(22,333)
Purchases of mortgage-backed investment securities available for sale	(66,536)	(1,646)
Repayments of mortgage-backed investment securities available for sale	9,260	3,812
Purchases of FHLB stock	(5,029)	(630)
Redemptions of FHLB stock	405	72
Increase in loans, net	(88,654)	(67,508)
Sales of real estate acquired in settlement of loans	3,202	374
Purchases of premises and equipment, net	(3,006)	(1,114)
Net cash used in investing activities	(128,269)	(48,883)

Financing activities
(Decrease) increase in transaction, money market, and savings deposit accounts, net	(51,360)	59,345
Increase (decrease) in time deposit accounts, net	48,846	(56,431)
Increase (decrease) in retail repurchase agreements, net	10,537	(4,297)
Increase in commercial paper, net	11,161	9,648
Increase in other short-term borrowings	29,000	27,000
Increase in long-term borrowings	52,000	-
Repayments of long-term borrowings	-	(10,000)
Proceeds from stock option activity	326	490
Cash dividends declared and paid on common stock	(3,863)	(3,643)
Net cash provided by financing activities	96,647	22,112

Net decrease in cash and cash equivalents	(16,542)	(11,402)
Cash and cash equivalents, beginning of period	52,232	46,666
Cash and cash equivalents, end of period	$35,690	35,264

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$20,878	24,327
Income taxes	6,842	6,018
Significant noncash activities
Net unrealized losses on investment securities available for sale, net of tax	$(364)	(113)
Loans transferred to real estate acquired in settlement of loans, at fair value	2,630	6,115
Premises reclassified as held for sale, at fair value	1,651	-

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Interim Financial Statements

1.       Summary of Significant Accounting Policies

Nature of Operations

“Palmetto Bancshares” is a regional financial services bank holding company organized in 1982 under the laws of South Carolina and headquartered in Laurens, South Carolina that provides, through its subsidiary, The Palmetto Bank (the “Bank”), a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout its market area primarily within northwest South Carolina (the “Upstate”).

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of Palmetto Bancshares, Inc., (the “Company”), which includes its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, “Palmetto Capital.”  In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

The Consolidated Interim Financial Statements contained in this Quarterly Report on Form 10-Q have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature, unless otherwise disclosed. The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the SEC. Accordingly, the Consolidated Interim Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates

In preparing its Consolidated Interim Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Interim Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected in future periods.

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

As of September 30, 2008, the Company had made no changes to its determination in its Annual Report on Form 10-K for the year ended December 31, 2007 that it had one reportable operating segment, banking.

Reclassifications

Certain amounts previously presented in the Company’s Consolidated Financial Statements for the year ended December 31, 2007 and the Company’s Consolidated Interim Financial Statements for the three and nine month periods ended September 30, 2007 have been reclassified to conform to current classifications.  No such reclassifications had an impact on the prior period net income or retained earnings as previously reported.

Balance Sheet. The following table summarizes the Company’s Consolidated Balance Sheet at the date indicated, as then reported.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheet
(in thousands)

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

Cash and cash equivalents are comprised of cash and due from bank balances as well as federal funds sold to correspondent banks.  Federal funds sold are essentially uncollateralized loans to other financial institutions. During 2007, interest-bearing cash balances held at the FHLB were reported within federal funds sold.  During 2008, management concluded that, although such balances were interest-bearing, they were not federal funds sold.  Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported within the cash and due from banks.

The Company originates certain mortgage loans with the intention of selling them in the secondary market.  A lag may occur from the time that the sale proceeds are received by the Company and the time that all paperwork is received and the appropriate entries are made to the Company’s records.  At December 31, 2007, sale proceeds received were recorded in a clearing account.  At December 31, 2007, this clearing account was reported within other in the assets section of the Consolidated Balance Sheet.  During 2008, management concluded that, because that the sales proceeds relate to loans no longer held for sale, the clearing account should be offset against mortgage loans held for sale. Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported within mortgage loans held for sale.

Statements of Income. The following table summarizes the Company’s Consolidated Interim Statements of Income for the periods indicated, as then reported.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statement of Income
(in thousands) (unaudited)

	For the three month period ended September 30, 2007	For the nine month period ended September 30, 2007

Interest income
Interest and fees on loans	$20,012	58,079
Interest on investment securities available for sale	1,085	3,386
Interest on federal funds sold	149	600
Dividends on FHLB stock	47	122
Total interest income	21,293	62,187

Interest expense
Interest on deposits	7,663	22,327
Interest on retail repurchase agreements	149	425
Interest on commercial paper	312	839
Interest on other short-term borrowings	414	497
Interest on long-term borrowings	-	173
Total interest expense	8,538	24,261

Net interest income	12,755	37,926

Provision for loan losses	400	1,200

Net interest income after provision for loan losses	12,355	36,726

Noninterest income
Service charges on deposit accounts	2,001	5,900
Fees for trust and brokerage services	736	2,258
Mortgage-banking income	468	987
Investment securities gains	-	-
Other	1,407	3,164
Total noninterest income	4,612	12,309

Noninterest expense
Salaries and other personnel	7,040	19,234
Occupancy	375	1,124
Premises, furniture, and equipment leases and rentals	321	946
Premises, furniture, and equipment depreciation	492	1,478
Other furniture and equipment	482	1,385
Loss on disposition of premises, furniture, and equipment	346	346
Marketing	208	695
Amortization of core deposit intangibles	12	36
Other	2,115	6,160
Total noninterest expense	11,391	31,404

Net income before provision for income taxes	5,576	17,631

Provision for income taxes	1,680	5,909

Net income	$3,896	11,722

Within this Quarterly Report on Form 10-Q, interest earned on federal funds sold as well as interest earned on interest-bearing cash balances held at the FHLB, both of which were previously reported within interest on federal funds sold have been aggregated within other in the interest income section of the Consolidated Interim Statements of Income.

During 2007, in an effort to provide more transparent information to readers of the Company’s Consolidated Interim Statements of Income, the Company reclassified certain expenses relating to the operation of its automatic teller machines, the operation of its Internet banking product, and the offering of merchant and cardholder services.  During the three and nine month periods ended September 30, 2007, such amounts were reported net of related income within other in the noninterest income section of the Consolidated Interim Statements of Income. Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported gross within other in the noninterest expense section of the Consolidated Interim Statements of Income.

Within this Quarterly Report on Form 10-Q, occupancy, premises, furniture, and equipment balances that were previously reported separately within the noninterest expense section of the Consolidated Interim Statements of Income were aggregated due to such desegregated balances not meeting materiality thresholds for presentation on the face of the Company’s Consolidated Interim Statements of Income.  The following table compares such previously reported Consolidated Interim Statements of Income classifications to current classifications for the periods indicated (in thousands).

	For the three month period ended September 30, 2007	For the nine month period ended September 30, 2007
As previously reported
Occupancy	$375	1,124
Premises, furniture, and equipment leases and rentals	321	946
Premises, furniture, and equipment depreciation	492	1,478
Other furniture and equipment	482	1,385
	$1,670	4,933
As currently reported
Occupancy	$752	2,182
Furniture and equipment	918	2,751
	$1,670	4,933

See Note 14 for information regarding the Company’s premises and equipment lease and rental expense for the periods covered by this Quarterly Report on Form 10-Q.  See Note 5 for information regarding the Company’s premises and equipment depreciation for the periods covered by this Quarterly Report on Form 10-Q.

Statement of Cash Flows. Within this Quarterly Report on Form 10-Q, in an effort to provide more detailed information to the readers of the Company’s Consolidated Interim Statement of Cash Flows, previously reported classifications for the nine month period ended September 30, 2007 were reclassified in order to comply with current classifications.  The following table summarizes selected classifications as previously reported in the Company’s Consolidated Interim Statement of Cash Flows for the period indicated that have been subject to current reclassifications (in thousands).

For the nine month period ended September 30, 2007
Depreciation, amortization, and accretion, net	$1,687

Purchase of investment securities available for sale	(23,979)

Maturities, redemption, calls, and principal repayments of investment securities available for sale	43,902

Deposits, net	2,914

The following table summarizes the reclassified reporting of such classifications in the Company’s Consolidated Interim Statement of Cash Flows within this Quarterly Report on Form 10-Q for the period indicated (in thousands).

For the nine month period ended September 30, 2007
Premises, furniture, and equipment depreciation	$1,478
Amortization of core deposit intangibles	36
Amortization of unearned discounts / premiums on investment securities available for sale, net	62
Amortization of unearned discounts / premiums on mortgage-backed investment securities available for sale, net	111
$1,687

Purchases of investment securities available for sale	$(22,333)
Purchases of mortgage-backed investment securities available for sale	(1,646)
$(23,979)

Maturities and calls of investment securities available for sale	$40,090
Repayments of mortgage-backed investment securities available for sale	3,812
$43,902

Increase in transaction, money market, and savings deposit accounts, net	$59,345
Decrease in time deposit accounts, net	(56,431)
$2,914

As previously noted, during 2007, the clearing account in which mortgage loan sales proceeds are recorded until the paperwork is processed was reported within other in the assets section of the Consolidated Balance Sheet.  During 2008, the clearing account began being offset against mortgage loans held for sale. Within this Quarterly Report on Form 10-Q, prior period balances have been reclassified and are reported within mortgage loans held for sale. This reclassification impacted the reporting of cash flows relative to mortgage loans held for sale for the nine month period ended September 30, 2007.

The following table summarizes selected fluctuations and cash flows relative to mortgage loans held for sale as previously reported in the Company’s Consolidated Interim Statement of Cash Flows for the period indicated that have been subject to current reclassifications (in thousands).

For the nine month period ended September 30, 2007
Mortgage loans held for sale, December 31, 2006	$1,675
Mortgage loans held for sale, September 30, 2007	1,435
Decrease in mortgage loans held for sale during the nine month period ended September 30, 2007	$240

Origination of mortgage loans held for sale	$(48,991)
Proceeds from sale of mortgage loans held for sale	49,832
Noncash reclass of loans to mortgage loans held for sale	13
Gain on sale of mortgage loans, net	(614)
Decrease in mortgage loans held for sale during the nine month period ended September 30, 2007	$240

The following table summarizes the reclassified reporting of such classifications in the Company’s Consolidated Interim Statement of Cash Flows within this Quarterly Report on Form 10-Q for the period indicated (in thousands).

For the nine month period ended September 30, 2007
Mortgage loans held for sale, December 31, 2006	$1,670
Mortgage loans held for sale, September 30, 2007	1,438
Decrease in mortgage loans held for sale during the nine month period ended September 30, 2007	$232

Originations of mortgage loans held for sale	$(41,388)
Sales of mortgage loans held for sale	42,221
Noncash reclass of loans to mortgage loans held for sale	13
Gain on sales of mortgage loans held for sale, net	(614)
Decrease in mortgage loans held for sale during the nine month period ended September 30, 2007	$232

Recently Adopted Accounting Pronouncements

Following is a summary of applicable accounting pronouncements adopted by the Company during the nine month period ended September 30, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities but does not expand the use of fair value in any circumstance. SFAS No. 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The statement applies when other standards require or permit assets and liabilities to be measured at fair value. SFAS No. 157 was effective for the Company for fiscal and interim periods beginning January 1, 2008.  Subsequently, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for nonrecurring, nonfinancial instruments to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for recurring instruments and nonrecurring, financial instruments on January 1, 2008. Because SFAS No. 157 provides guidance and amends only the disclosure requirements for fair value measurements, its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008. Its adoptions did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  The EITF’s consensus concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pension,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967,” (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. Additionally, the EITF concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee's obligation and ability to repay the employer. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years with earlier application permitted. The consensus further directed entities to recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF No. 06-10 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $99 thousand.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which expressed the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, “Application of Accounting Principles to Loan Commitments,” provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB superseded SAB No. 105 and expressed the current view of the staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retained the staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The staff expected registrants to apply the views in SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The guidance within SAB No. 109 was effective on January 1, 2008.  The Company adopted the guidance of SAB No. 109 on January 1, 2008.  Its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarified the application of SFAS No. 157 in an inactive market and illustrated how an entity would determine fair value when the market for a financial asset is not active. FSP No. 157-3 stated that an entity should not automatically conclude that a particular transaction price is determinative of fair value. Further, FSP No. 157-3 stated that in a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. FSP No. 157-3 also indicated that quotes from brokers or pricing services may be relevant inputs when measuring fair value but are not necessarily determinative in the absence of an active market for the asset. Further, FSP No. 157-3 stated that in weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote should be considered when weighing the available evidence. FSP No. 157-3 was effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted FSP No. 157-3 prospectively, beginning July 1, 2008. Its adoption did not result in other-than-temporary impairment on any of the Company’s investment securities available for sale nor did it have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2008, the SEC’s Office of the Chief Accountant (“OCA”) clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to certain perpetual preferred securities. The OCA concluded that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity was permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. As such, the Company applied this guidance to its financial statements as of and for the periods ending September 30, 2008. Its application did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Applicable Accounting Pronouncements

In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for nonrecurring, nonfinancial instruments to fiscal years beginning after November 15, 2008. As such, the effective date of the application of SFAS No. 157 for such instruments is January 1, 2009.  Because SFAS No. 157 provides guidance and amends only the disclosure requirements for fair value measurements, its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset and presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” However, if certain criteria are met, the initial transfer and repurchase financing are not to be evaluated as a linked transaction but are to be evaluated separately under SFAS No. 140.  FSP No. 140-3 is effective for the Company for fiscal and interim periods beginning January 1, 2009. Earlier application is not permitted. The Company does not anticipate that the adoption of FSP No. 140-3 will have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for the Company on January 1, 2009. Earlier application is encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, the Company does not anticipate that its adoption will have a material impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other United States generally accepted accounting principles.  FSP No. 142-3 is effective for the Company for fiscal and interim periods beginning January 1, 2009. Earlier application is not permitted. The Company is currently evaluating the impact that the adoption of FSP No. 142-3 may have on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is not intended to change current practice.  However, the FASB provided transition provisions in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Such approval was obtained on September 16, 2008.  As such SFAS No. 162 will be effective November 15, 2008.  Because SFAS No. 162 only identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United, the Company does not anticipate that its adoption will have a material impact on its financial position, results of operations, or cash flows.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The EITF states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  EITF No. 03-6-1 is effective for the Company for fiscal and interim periods beginning January 1, 2009. The Company is currently evaluating the impact that the adoption of EITF No. 03-6-1 may have on its financial position, results of operations, or cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” These pronouncements are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. These pronouncements also amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment / performance risk of a guarantee. The provisions of these pronouncements that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. These pronouncements are effective for the Company for the annual reporting period ending December 31, 2008.  The Company is currently evaluating the impact that the adoption of EITF No. 03-6-1 may have on its financial position, results of operations, or cash flows.  However, because such pronouncements amend only the disclosure requirements for credit derivatives and certain guarantees, the Company does not anticipate that its adoption will have a material impact on its financial position, results of operations, or cash flows.

2.       Cash and Cash Equivalents

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve Board regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis.  Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag.  For the maintenance period ended on October 8, 2008, based on reservable liabilities from August 26, 2008 through September 8, 2008, the Federal Reserve required the Bank to maintain reserves of $10.1 million.  Due to the Company’s levels of vault cash, $338 thousand in reserves was required to be maintained at the Company’s correspondent transaction settlement bank in addition to $1.0 million that was required to be maintained with the Federal Reserve.

The Emergency Economic Stabilization Act of 2008 accelerated, to October 1, 2008, the effective date for the Federal Reserve’s authority to pay interest on account balances that depository institutions hold at the Federal Reserve banks.  The provisions to pay interest on such balances are contained in the Financial Services Regulatory Relief Act of 2006 with an original implementation date of October 1, 2011.  Accordingly, interest will be paid on balances held to satisfy reserve requirements and on balances held in excess of required reserve balances and clearing balances commencing with the maintenance period beginning on October 9, 2008. The interest rate paid on required reserve balances will be the average targeted federal funds rate established by the Federal Open Market Committee over each reserve maintenance period less 10 basis points. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector.  The rate paid on excess balances will be set initially as the lowest targeted federal funds rate for each reserve maintenance period less 75 basis points.  The formula for the interest rate on excess balances may be adjusted subsequently in light of experience and evolving market conditions. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity to support financial stability while implementing the monetary policy that is appropriate in light of the Federal Reserve System’s macroeconomic objectives of maximum employment and price stability.

3.       Investment Securities Available for Sale

General

During 2008, the Company began investing in collateralized mortgage obligations. Collateralized mortgage obligations are a mortgage-backed security sub-type in which the mortgages are ordered into tranches by some quality (such as repayment time) with each tranche sold as a separate security. These securities, in addition to the Company’s other investment securities available for sale, are accounted for in accordance with SFAS No. 115 as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2008		December 31, 2007
	Total	% of total	Total	% of total
United States Treasury and federal agencies	$-	-%	20,743	21.7
State and municipal	51,170	39.3	52,159	54.5
Collateralized mortgage obligations	58,846	45.2	-	-
Other mortgage-backed (federal agencies)	20,305	15.5	22,813	23.8
Total investment securities available for sale	$130,321	100.0%	95,715	100.0

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

United States Treasury and federal agencies	$-	-	-	-
State and municipal	51,085	300	(215)	51,170
Collateralized mortgage obligation	59,765	18	(937)	58,846
Other mortgage-backed (federal agencies)	20,465	134	(294)	20,305
Total investment securities available for sale	$131,315	452	(1,446)	130,321

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

United States Treasury and federal agencies	$20,725	26	(8)	20,743
State and municipal	52,677	55	(573)	52,159
Other mortgage-backed (federal agencies)	22,722	196	(105)	22,813
Total investment securities available for sale	$96,124	277	(686)	95,715

The Company receives market valuations monthly from one of the fixed income industry’s leading broker / dealers and investment advisors. Market values provided are based upon equivalent comparable securities that have actually traded in the marketplace on a specified day. Market valuations are not matrix based but are based upon actual market participation.

Securities Pledged and Liquidity

Approximately 57% of the investment securities portfolio, at fair value, was pledged to secure public deposits and trust assets at September 30, 2008 as compared with 80% at December 31, 2007.  Of the Company’s $74.4 million pledged available for sale investment securities balance at September 30, 2008, $47.4 million of the investment securities portfolio, at fair value, was securing public deposits and trust assets at September 30, 2008.  Of the Company’s $76.6 million pledged available for sale investment securities balance at December 31, 2007, $40.4 million of available for sale investment securities were securing public deposits and trust assets.  The decrease in pledged securities as a percentage of the investment securities portfolio from December 31, 2007 to September 30, 2008 was primarily the result of an increase in the portfolio.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  Approximately $46 million, or 36%, of the investment securities portfolio, at fair value, was pledged to collateralize FHLB advances and letters of credit as of September 30, 2008, of which $41.8 million was available as lendable collateral.  In order to compute lendable collateral amounts, investment security market values are multiplied by a collateral value percentage. No investment securities were pledged at December 31, 2007 to collateralize FHLB advances and letters of credit.

Impairment Analysis

The following table summarizes the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	27	$13,499	$106	17	6,694	109	44	20,193	215
Collateralized mortgage obligation	12	50,470	937	-	-	-	12	50,470	937
Other mortgage-backed (federal agencies)	5	7,614	185	5	4,319	109	10	11,933	294
Total investment securities available for sale	44	$71,583	$1,228	22	11,013	218	66	82,596	1,446

	December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair market value	Gross unrealized losses	#	Fair value	Gross unrealized losses
United States Treasury and federal agencies	-	$-	$-	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Other mortgage-backed (federal agencies)	1	733	-	15	10,655	105	16	11,388	105
Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

The change in investment securities in a gross unrealized losses position at September 30, 2008 was largely due to decreases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline further. Gross unrealized losses increased $760 thousand from December 31, 2007 to September 30, 2008 as a result of the purchase of collateralized mortgage obligation.  Offsetting this increase in gross unrealized losses were declines with regard to the state and municipal and other mortgage-backed portfolios.  The increase in investment securities in a gross unrealized losses position at September 30, 2008 less than 12 months was concentrated within the collateralized mortgage obligation portfolio.  The decline in investment securities in a gross unrealized losses position at September 30, 2008 12 months or longer was due to declines in the state and municipal and other mortgage-backed portfolios.

The initial indication of other-than-temporary impairment for debt securities is a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, management considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Also considered is the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Any decline in the fair value of available for sale securities below cost that are deemed to be other-than-temporary is reflected in earnings as realized losses. As of September 30, 2008, the Company has received all principal and interest payments, believes that the principal and interest on these securities are fully recoverable, and has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. Accordingly, management believes the gross unrealized losses detailed in the preceding table are temporary, and, therefore, were not other-than-temporarily impaired as of September 30, 2008.

Concentrations of Risk

No state and municipal security issuers issued securities with fair values exceeding 2% of total shareholders’ equity at September 30, 2008. Four state and municipal security issuers issued securities with fair values exceeding 1% of total shareholders’ equity at September 30, 2008 ranging from 1.0% to 1.8%. Although all state and municipal investment securities are not rated “AAA,” all are within the Company’s ratings standards outlined in its Investment Policy which requires rated bonds to be balanced to average “Aa” to “A” by one of the major bond rating agencies.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.7% of total shareholders’ equity at September 30, 2008 to 8.1% of total shareholders’ equity at September 30, 2008. The following table summarizes issuer concentration at fair value of other mortgage-backed investment securities, by issuer, at September 30, 2008 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total
Other mortgage-backed	$16,865	3,440	20,305

As a percentage of shareholders' equity	14.2%	2.9	17.1

At September 30, 2008, collateralized mortgage obligations and other mortgage-backed investment securities were rated “AAA” by Standard and Poor's, Moody's, and / or Fitch Ratings.  This “AAA” rating is based not on the credit of the issuer, but rather on the structure of the securities and the credit quality of the collateral. Further, during the three month period ended September 30, 2008, the United States government stepped in to help rescue the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The government put both entities into conservatorships under the control of their regulator, the Federal Housing Finance Agency.  The takeover makes the government’s once implicit guarantee explicit.

4.       Loans

Composition

The following table summarizes gross loans, categorized by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Commercial business	$151,510	13.4%	145,634	13.9
Commercial real estate	719,379	63.7	639,144	61.2
Installment	23,251	2.1	25,315	2.4
Installment real estate	82,316	7.3	75,721	7.3
Indirect	35,407	3.1	39,502	3.8
Credit line	1,939	0.2	2,188	0.2
Prime access	61,382	5.4	54,164	5.2
Residential mortgage	37,132	3.3	40,842	3.9
Bankcards	12,272	1.1	12,702	1.2
Business manager	209	-	326	-
Other	1,651	0.1	2,045	0.2
Loans in process	2,437	0.2	6,511	0.6
Deferred loans fees and costs	451	0.1	676	0.1
Loans, gross	$1,129,336	100.0%	1,044,770	100.0

The following table summarizes gross loans, categorized by the Federal Deposit Insurance Corporation (the “FDIC”) code, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$50,331	4.4%	52,236	5.0
Farmland	899	0.1	1,004	0.1
Single-family residential	214,967	19.0	209,275	20.0
Multifamily residential	33,921	3.0	28,659	2.8
Nonfarm nonresidential	653,449	57.9	578,719	55.4
Commercial and industrial	89,413	7.9	77,555	7.4
Obligations of states and political subdivisions of the U.S.	2,913	0.3	3,339	0.3
General consumer and other	83,443	7.4	93,983	9.0
Loans, gross	$1,129,336	100.0%	1,044,770	100.0

Loans included in both of the preceding loan composition tables are net of participations sold, and mortgage loans sold and serviced for others.  Participations sold totaled $26.6 million and $14.6 million at September 30, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $371.6 million and $346.3 million at September 30, 2008 and December 31, 2007, respectively.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities. Approximately $379 million, or 34%, of the loans, gross, excluding mortgage loans held for sale, were pledged to collateralize FHLB advances and letters of credit at September 30, 2008, of which $160 million was available as lendable collateral.  In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage.

Concentrations of Risk

Loan Type / Industry Concentration. Categorized by loan purpose, the Company’s commercial real estate portfolio accounts for 63.7% of the Company’s gross loan portfolio. The following table summarizes the composition of the Company’s commercial real estate portfolio at September 30, 2008. For the purpose of this analysis, adjustments have been made to the balance of commercial real estate loans by loan purpose in order to conform the Company’s definition of commercial real estate loans to that of regulators.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of tier 1 capital
Residential	13.4%	66.6
Land-only	21.0	104.4
Construction	7.0	34.7
Commercial - specific	40.5	201.2
Commercial - nonowner occupied	18.0	89.2
Rounding	0.1	0.4
	100.0%	496.5

The following table further classifies material concentrations at September 30, 2008, defined as those exceeding 20% of the commercial real estate loans, adjusted portfolio and those exceeding 100% of tier 1 capital, both as summarized in the table above.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of tier 1 capital
Land-only
Developed land	19.0%	94.5
Undeveloped land	2.0	9.9
	21.0%	104.4

Commercial - specific
Hotels / motels	18.4%	91.4
Restaurants	1.8	8.7
Convenience stores	1.4	7.1
Golf courses	2.6	12.8
Religious facilities	10.0	49.8
Assisted living facilities	5.8	28.7
Mobile home communities	0.5	2.7
	40.5%	201.2

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

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
Nonaccrual loans	$21,468	6,419	5,606	4,810	7,043
Loans past due 90 days and still accruing (1)	70	140	176	236	210
	$21,538	6,559	5,782	5,046	7,253

(1) Substantially all of these loans are bankcard loans

The following table summarizes foregone and collected interest relative to loans in nonaccrual status at September 30, 2008 for the periods indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Foregone interest	$534	169	966	451
Interest collected	4	5	13	15

Had all loans in nonaccrual status at September 30, 2008 and September 30, 2007 been performing in accordance with their original terms, interest income would have been higher by $1.1 million and $979 thousand over the nonaccrual periods, respectively.  The amount of total interest collected over the nonaccrual periods relative to loans classified as nonaccrual at these dates totaled $14 thousand and $18 thousand, respectively.

Troubled Debt Restructurings.  Troubled debt restructurings entered into by the Company during the first nine months of 2008 are subject to review by the Company, in accordance with the Company’s loan review policies, to ensure loan classifications were in accordance with applicable regulations.  Troubled debt restructurings are included in the Company’s analysis of allowance for loan loss adequacy.  At September 30, 2008 and December 31, 2007, the principal balance of such loans totaled $1.2 million.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$7,645	8,515	7,418	8,527
Provision for loan losses	687	400	1,862	1,200

Loans charged-off	(542)	(706)	(1,560)	(1,696)
Loan recoveries	33	71	103	249
Net loans charged-off	(509)	(635)	(1,457)	(1,447)

Allowance for loan losses, end of period	$7,823	8,280	7,823	8,280

Management analyzes the adequacy of the allowance for loan losses on a monthly basis using an internal analysis model.  No less than quarterly, the Company’s allowance for loan losses model and conclusions are reviewed and approved by senior management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on guidance provided in SAB No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and includes allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of FASB Statement No. 114,” and allocations calculated in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, the methodology is based on historical loss experience by type of loans, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

Impaired Loans.  The Company considers a loan to be impaired when, based upon current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s impaired loans include loans identified as impaired through review of its nonhomogeneous portfolio and troubled debt restructurings.  SFAS No. 114 specifically states that the pronouncement need not be applied to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.  Thus, the Company determined that SFAS No. 114 does not apply to its installment, credit card, or residential mortgage loan portfolios, except that it may choose to apply such provision to certain specific larger loans as determined by management.  Specific allowance for loan losses amounts are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  At September 30, 2008, all of the Company’s impaired loans were valued using the collateral value method.

Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan.  Impairment losses are recognized through a charge to the allowance for loan losses and a corresponding charge to the provision for loan losses.  Adjustments to impairment losses due to changes in the fair value are also recognized through a charge to the allowance for loan losses and a corresponding charge to the provision for loan losses.  When an impaired loan is sold, transferred to the Company’s real estate acquired in settlement of loans portfolio, or written-down, any specific allowance for loan losses amounts is removed, as it is no longer necessary to properly record the loan at its fair value.

Impaired loans at September 30, 2008 totaled $33.3 million for which a specific allowance of $3.1 million had been allocated.  Average impaired loans for the three month period ended September 30, 2008 totaled $21.7 million.  Average impaired loans for the nine month period ended September 30, 2008 totaled $19.3 million.  Impaired loans without a specific allowance for loan losses allocation at and for the period indicated were generally reserved within the allowance for loan losses.

5.       Premises and Equipment, Net

The following table summarizes the Company’s premises and equipment balances at the dates indicated (in thousands).

	September 30,	December 31,	September 30,
	2008	2007	2007
Land	$7,486	6,817	6,761
Buildings	19,272	18,440	17,809
Leasehold improvements	2,834	2,247	2,156
Furniture and equipment	18,845	18,054	17,799
Software	3,370	3,273	3,260
Bank automobiles	941	939	909
Premises and equipment, gross	52,748	49,770	48,694

Accumulated depreciation	(26,081)	(24,637)	(24,218)
Premises and equipment, net	$26,667	25,133	24,476

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. The Company classified two parcels of land, with a book value approximating $1.7 million at September 30, 2008, as held for sale.  These parcels will be purchased within the next twelve months from the Company, at book value, in conjunction with the construction of the Company’s corporate headquarters in downtown Greenville.

The renovations of the Company’s Woodruff Road (Greenville County) and Montague (Greenwood County) banking offices, previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, were completed during the first nine months of 2008.  The related obligations with regard to these renovations were also satisfied during this period.  The Company celebrated the grand reopening of its Woodruff Road banking office in May 2008 and its Montague banking office in September 2008.

During the first quarter of 2008, the Company completed construction and celebrated the grand opening of its relocated Pendleton banking office in Anderson County.  All contractual obligations had been satisfied with regard to this construction and relocation at September 30, 2008. The Company owns its previous Pendleton banking office.  Management is currently evaluating options for the previous location and has not yet concluded whether or not this location will be sold.  Therefore, these assets have not been classified as held for sale.  At September 30, 2008, the book value of the improvements relative to this old location approximated market value, and such assets continue to be depreciated.

During the first quarter of 2008, the Company purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate its existing Greer banking office.  Construction is currently underway at this location, and the Company expects to celebrate its grand opening of the new Greer banking office during the second quarter of 2009.  Contractual capital expenditure obligations approximating $935 thousand remain relative to this banking office relocation and construction at September 30, 2008. At September 30, 2008, the Company had not entered into contractual obligations with regard to the furniture and equipment relative to this relocated banking office. Therefore, such costs are not included in the preceding contractual figure.  The Company expects to celebrate its grand opening of the new Greer banking office during the second quarter of 2009.

During the first quarter of 2008, the Company executed an operating building lease and an operating lease for additional office space as part of its plans to expand into north central South Carolina in the Piedmont region. The Company upfitted these leased banking offices and opened its first banking office in York County during the third quarter of 2008. Contractual obligations had been satisfied with regard to these upfittings at September 30, 2008. The Company celebrated the grand opening of its Rock Hill banking office in September 2008. Rental expenses for such operating leases for which the Company was obligated during the three and nine month periods ended September 30, 2008 totaled $18 thousand and $44 thousand, respectively.  Lease payments payable by the Company during the fourth quarter of 2008 will approximate those paid during the third quarter.  Although lease payments for periods subsequent to 2008 cannot be determined because lease payments depend on consumer price index changes, management does not believe that future minimum lease payments relative to these locations will significantly differ from those for 2008.  Obligations under these operating lease agreements are payable over several years with the building lease expiring in 2015 and the additional office space lease expiring in 2011.

During April 2008, the Company consolidated its existing banking office network, reducing the number of banking offices by three. Banking offices located at 3695 East North Street in Greenville County, 1490 W.O. Ezell Boulevard in Spartanburg County, and 2915 North Main Street in Anderson County, all of which were leased banking offices, were consolidated.  Management is currently evaluating its options with regard to these leased premises. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract.  Because in each of these cases the contract is an operating lease, SFAS No. 146 requires that the fair value of the liability at the cease-use date be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the entity does not intend to enter into a sublease. With regard to two of these properties, no liability was determined to be necessary in accordance with SFAS No. 146.  With regard to the third property, because the landlord may sell the property in the near term, which would eliminate the Company’s remaining term on the contract, the Company has not yet concluded its intent with regard to this consolidated banking office location.

During May 2008, the Company further consolidated its existing banking office network, reducing the number of banking offices by one.  Management is currently evaluating options with regard to the Company’s banking office located at 4513 Main Street (Hodges) in Greenwood County, which is owned by the Company and has not yet concluded whether or not this location will be sold.  Therefore, at September 30, 2008, the long-lived assets associated with this consolidated banking office have not been classified as held for sale.  Additionally, such assets continue to be depreciated.  If the Company chooses to sell this previous banking office location, it does not believe there will be a material associated loss.

Accumulated Depreciation Activity

The following table summarizes the activity impacting accumulated depreciation at and for the periods indicated (in thousands). Depreciation balances were impacted during the period by the previous activity discussed.

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Accumulated depreciation, beginning of period	$25,582	24,510	24,637	23,597

Depreciation
Buildings	141	141	417	361
Leasehold improvements	37	26	99	99
Furniture and equipment	230	234	688	717
Software	45	47	130	163
Bank automobiles	46	44	136	138
Total depreciation	499	492	1,470	1,478

Disposals	-	(784)	(26)	(857)

Accumulated depreciation, end of period	$26,081	24,218	26,081	24,218

The following table summarizes the loss on disposition of premises and equipment for the three and nine month periods ended September 30, 2007 (in thousands) in conjunction with the demolition of the previous downtown Greenville banking office.

For the three and nine
month periods ended
September 30, 2007
Assets written-off, gross
Leasehold improvements	$715
Furniture and equipment	396
Total assets written-off, gross	1,111

Accumulated depreciation written-off, gross
Leasehold improvements	(384)
Furniture and equipment	(381)
Total accumulated depreciation written-off, gross	(765)

Loss on disposition of premises, furniture, and equipment, gross	$346

Corporate Headquarters

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company plans occupancy during the first quarter of 2009.  During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its previous downtown Greenville banking office.  Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement.

The Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting and furnishings of the new corporate headquarters facility. Such assets will be placed into service upon occupancy.

6.       Goodwill, net and Core Deposit Intangibles, net

All of the Company’s goodwill resulted from past business combinations.  The Company performs its annual impairment testing as of June 30. The Company’s impairment testing as of June 30, 2008 and June 30, 2007 indicated that no impairment charge was required as of those dates.

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

September 30, December 31,
	2008	2007
Core deposit intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,733)	(1,700)
Core deposit intangibles, net	$46	79

7.       Mortgage-Banking

Mortgage loans serviced for the benefit of others amounted to $371.6 million and $346.3 million at September 30, 2008 and December 31, 2007, respectively.

The book value of the Company’s mortgage-servicing rights portfolio at both September 30, 2008 and December 31, 2007 was $2.9 million. The Company’s mortgage-servicing rights portfolio is included within other in the assets section of the Consolidated (Interim) Balance Sheets.The aggregate fair value of the Company’s mortgage-servicing rights portfolio at September 30, 2008 and December 31, 2007 was $3.7 million and $3.6 million, respectively.

The following table summarizes the changes in the the Company’s mortgage-servicing rights portfolio at and for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$3,002	2,722	2,949	2,648
Capitalized mortgage-servicing rights	201	252	686	626
Mortgage-servicing rights portfolio amortization	(290)	(61)	(716)	(362)
Change in mortgage-servicing rights portfolio valuation allowance	2	1	(4)	2
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$2,915	2,914	2,915	2,914

The mortgage-servicing rights portfolio valuation allowance totaled $10 thousand and $2 thousand at September 30, 2008 and 2007, respectively. Mortgage-servicing rights amortization and valuation allowances are included within mortgage-banking income, net in the noninterest income section of the Consolidated Interim Statements of Income.

See Consolidated Interim Statements of Cash Flows for a summary of activity impacting the Company’s mortgage-servicing rights portfolio during the nine month periods ended September 30, 2008 and September 30, 2007.

Mortgage-Banking Income, Net

The following table summarizes the components of mortgage-banking income, net for the periods indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Mortgage-servicing fees	$229	204	666	613
Gain on sales of mortgage loans held for sale, net	214	279	704	614
Mortgage-servicing right amortization, impairment, and recoveries	(288)	(60)	(720)	(360)
Other mortgage-banking income	55	45	197	120
Total mortgage-banking income, net	$210	468	847	987

8.       Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included within other in the assets section of the Consolidated (Interim) Balance Sheets at the dates indicated (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
Real estate acquired in settlement of loans	$7,089	8,332	7,960	7,743	6,170
Repossessed automobiles acquired in settlement of loans	463	288	369	403	295
Total property acquired in settlement of loans	$7,552	8,620	8,329	8,146	6,465

Activity

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of the period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans at and for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Real estate acquired in settlement of loans, beginning of period	$8,332	717	7,743	600
Add: New real estate acquired in settlement of loans and related adjustments	1,841	5,533	2,630	6,115
Less: Sales / recoveries of real estate acquired in settlement of loans	(3,071)	(80)	(3,202)	(374)
Less: Provision charged to expense	(13)	-	(82)	(171)
Real estate acquired in settlement of loans, end of period	$7,089	6,170	7,089	6,170

9.       Deposits

Composition

The following table summarizes the Company’s traditional deposit composition at the dates indicated (in thousands).

	September 30,	December 31,
	2008	2007
Transaction deposit accounts	$489,094	522,359
Money market deposit accounts	96,935	118,681
Savings deposit accounts	38,546	34,895
Time deposit accounts $100,000 and greater	173,560	150,398
Time deposit accounts less than $100,000	258,145	232,461
Total traditional deposit accounts	$1,056,280	1,058,794

At September 30, 2008, $832 thousand of overdrawn transaction deposit accounts had been reclassified as loan balances compared with $809 thousand at December 31, 2007.

Interest Expense on Traditional Deposit Accounts

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Transaction deposit accounts	$1,051	2,804	4,309	7,536
Money market deposit accounts	403	1,057	1,614	2,952
Savings deposit accounts	35	36	97	106
Time deposit accounts	4,097	3,766	12,335	11,733
Total interest expense on traditional deposit accounts	$5,586	7,663	18,355	22,327

10.    Borrowings

FHLB Borrowings

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  The following table summarizes the Company’s FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2008	2007
Available lendable loan collateral value to serve against FHLB advances	$160,135	105,535
Available lendable investment security collateral value to serve against FHLB advances	41,751	-

Advances and letters of credit
Short-term advances	(59,000)	(12,000)
Long-term advances	(52,000)	-
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(180,000)	(81,000)

Available lendable collateral value to serve against FHLB advances	$21,886	24,535

Letters of credit are used to secure public deposits as required or permitted by law.

The following table summarizes the Company’s long-term FHLB borrowings at September 30, 2008 (dollars in thousands).  The Company’s long-term FHLB advances do not have embedded call options.

					Total
Borrowing balance	$5,000	12,000	30,000	5,000	52,000
Interest rate	2.57%	2.75	2.89	3.61	2.90
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

Federal Funds Accommodations

In addition to the FHLB borrowing capacity summarized above, at September 30, 2008, the Company had access to federal funds funding from correspondent banks.  During April 2008, a correspondent bank increased the Bank’s existing federal funds accommodation by $5 million. Additionally, during the third quarter of 2008, the Company terminated one of its correspondent banking relationships, thereby reducing its federal funds accommodation by $5 million. The following table summarizes the Company’s federal funds funding utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2008	2007
Federal funds accommodations	$55,000	50,000

Utilized federal funds accommodations	-	(18,000)

Unused federal funds accommodations	$55,000	32,000

During October 2008, an additional correspondent bank extended the Bank an unsecured discretionary federal funds accommodation in the amount of $10 million.

11.    Employee Benefit Plans

401(k) Plan

During the three and nine month periods ended September 30, 2008, the Company made matching contributions to its employee 401(k) plan totaling $87 thousand and $260 thousand, respectively. During the three and nine month periods ended September 30, 2007, the Company made matching contributions to its employee 401(k) plan totaling $85 thousand and $234 thousand, respectively.

During 2007, in conjunction with the audit of the Company’s 401(k) Retirement Plan, an administrative error was discovered that had resulted in participants being denied the opportunity to fully defer the appropriate amount of compensation under the plan.  During the third quarter of 2007, the Company calculated and accrued the denied deferral amount and the resulting employer match, including missed earnings, and believes such amounts total approximately $1.3 million through December 31, 2006. The Company accrued this amount within salaries and other personnel in the noninterest expense section of the Consolidated Interim Statements of Income for the three and nine month periods ended September 30, 2007. The Company contributed these amounts, in addition to those calculated for the period after December 31, 2006, to each participant’s account during the fourth quarter of 2007 by correcting the error under guidelines established by the Internal Revenue Service.

Collateral Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $99 thousand related to accounting for certain collateral split-dollar life insurance arrangements in connection with the adoption of EITF No. 06-10. Deferred compensation expense related to such collateral split-dollar life insurance arrangements were less than $1 thousand for both the three and nine month periods ended September 30, 2008.

12.    Equity Based Compensation

Defined Benefit Pension Plan

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” recognized the funded status of its defined benefit postretirement plan, and provided the additional required disclosures as of the year ended December 31, 2007. This Statement required, among other things, the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87, “Employers' Accounting for Pensions,” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” that had not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. In accordance with SFAS No. 158, unless a business entity remeasures both its plan assets and benefit obligations during the fiscal year, the funded status it reports in its Consolidated Interim Balance Sheet shall be the same asset or liability recognized in the previous year end Consolidated Balance Sheet adjusted for subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income and contributions to a funded plan, or benefit payments. The Company’s net periodic benefit cost excluding the amortization of amounts previously recognized in other comprehensive income for the nine month period ended September 30, 2008 was immaterial.  Additionally, no contributions were made during this period.  As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the fair market value of plan assets totaled $15.9 million.  At September 30, 2008, the fair market value of plan assets totaled $12.7 million.

Stock Option Plan

General. As of January 2007, all of the stock option awards available for grant under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan had been granted with various expiration dates through December 31, 2016.  Of these, 177,830 stock option awards remained outstanding at September 30, 2008 with exercise prices ranging from $13.00 to $30.40. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

Stock Option Compensation Expense. The compensation cost that was charged against pretax net income for stock option awards granted during the three month periods ended September 30, 2008 and 2007 was $23 thousand and $33 thousand, respectively. During the nine month periods ended September 30, 2008 and 2007, such compensation expense was $70 thousand and $99 thousand, respectively. Management estimates that stock option award forfeitures will not be significant and, therefore, does not adjust stock option compensation expense for forfeitures.

At September 30, 2008, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the Company’s stock option plans but not yet recognized was $118 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

Stock Option Activity. The following table summarizes stock option activity for the 1997 Stock Compensation Plan at and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2006	251,670	$18.67
Granted	800	30.40
Exercised	(32,810)	14.92
Outstanding at September 30, 2007	219,660	$19.28

Outstanding at December 31, 2007	198,155	$20.29
Granted	-	-
Exercised	(20,325)	16.03
Outstanding at September 30, 2008	177,830	$20.78

Cash received from stock option award exercises under the 1997 Stock Compensation Plan during the nine month periods ended September 30, 2008 and 2007 was $326 thousand and $490 thousand, respectively.

The total intrinsic value of stock options exercised during the nine month period ended September 30, 2008 was $517 thousand.

Stock Options Outstanding. The following table summarizes information regarding stock option awards outstanding and exercisable at September 30, 2008.

			Stock option awards outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock option awards outstanding at 9/30/08	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock option awards exercisable at 9/30/08	Weighted- average exercise price
	$13.00		18,120	1.25	$13.00	18,120	$13.00
	$13.50		11,800	2.25	13.50	11,800	13.50
$15.00	to	$20.00	58,910	3.70	17.25	58,910	17.25
$23.30	to	$26.60	55,200	5.65	24.63	35,200	24.14
$27.30	to	$30.40	33,800	7.27	27.37	12,320	27.38
		Total	177,830	4.64	$20.78	136,350	$19.06

Based on the last known trading price of the Company’s common stock known by management, the intrinsic value of stock options outstanding and exercisable at September 30, 2008 was $3.1 million.

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

	For the three month		For the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	6,442,090	6,392,721	6,436,280	6,385,625
Dilutive impact resulting from potential common share issuances	87,033	108,241	86,036	98,668
Weighted average common shares outstanding - diluted	6,529,123	6,500,962	6,522,316	6,484,293

Common share data
Net income - basic	$0.63	0.61	1.87	1.84
Net income - diluted	0.62	0.60	1.84	1.81

At September 30, 2008, all outstanding stock option awards were included in the calculation of diluted net income per common share because the exercise price of all stock option awards was lower than the average market price as determined by the average trading price of the last five known trades of the Company’s common stock.

14.    Guarantees, Commitments, and Contingencies

Guarantees

The Company issues standby letters of credit for customers in connection with contracts between the customers and third parties. Standby letters of credit guarantee that the third parties will receive specified funds if customers fail to meet their contractual obligations. The Company is obligated to make payment if a customer defaults. At September 30, 2008, the Company recorded no liability for its obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2008 was $10.3 million compared with $11.2 million at December 31, 2007.  Historically, standby letters of credit have expired unused. However, through its various sources of liquidity, the Company believes that it has the necessary resources available to meet these obligations should the need arise.  Additionally, the Company does not believe that the current fair value of such guarantees was material at September 30, 2008.

The Company enters into indemnification agreements in the ordinary course of business under which it agrees to indemnify third parties against any damages, losses, and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. Because the extent of the Company’s obligations under these agreements depends entirely upon the occurrence of future events, its potential future liability under these agreements is not determinable.

Derivatives

See Note 15 for discussion regarding the Company’s commitments related to derivative loan commitments and related forward loan sales commitments.

Capital Expenditure Obligations

The Company’s commitments for premises and equipment activities were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.  Other than as discussed in Note 5, there has been no significant change in future minimum lease payments payable by the Company as then reported.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company anticipates that it will be required to expend approximately $3 million during 2008 with regard to the upfitting and furnishings of the new corporate headquarters facility.

Real Property Operating Lease Obligations

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company leases certain of its office facilities and real estate relating to banking services under operating leases.  Other than as discussed in Note 5 with regard to banking office consolidations and the opening of the Rock Hill banking office, there has been no significant change in future minimum lease payments payable by the Company as then reported.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company plans occupancy during the first quarter of 2009.  During construction, the Company is continuing to pay real property operating lease payments under its previous lease with the Lessor with regard to its previous downtown Greenville banking office.  Upon occupancy, these real property operating lease payments will be replaced with those required by the build-to-suit operating lease agreement.

Legal Proceedings

The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially impact the Company's financial condition or results of operations.

15.    Freestanding Derivative Financial Instruments and Hedging Activities

Interest rate lock commitments for residential mortgage loans that the Company intends to sell are considered freestanding derivatives. The Company’s interest rate exposure on these derivative loan commitments is hedged with forward sales commitments (freestanding derivatives - economic hedges).

For interest rate lock commitments issued prior to January 1, 2008, a zero fair value for the derivative loan commitment was recorded at inception consistent with SAB No. 105. Effective January 1, 2008, in accordance with SAB No. 109, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments were required to be included, at inception and during the life of the loan commitment.  The implementation of SAB No. 109 did not have a material impact on the valuation of the Company’s loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is impacted primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. At September 30, 2008, and December 31, 2007, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments was immaterial.

16.     Disclosures Regarding Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 has been applied prospectively and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

  Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.
  Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
  Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at September 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair value
Investment securities available for sale	$-	130,321	-	130,321

The fair value of investment securities available for sale may be determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities may include exchange traded equities. If quoted market prices are not available, fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities may include United States Treasury securities, obligations of government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include subordinated tranches of collateralized mortgage obligations and investments in financial institution trust preferred securities.

The Company receives market valuations monthly from one of the fixed income industry’s leading broker / dealers and investment advisors. Market values provided are based upon equivalent comparable securities that have actually traded in the marketplace on a specified day. Market valuations are not matrix based but are based upon actual market participation.

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets.  The following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets on a nonrecurring basis at September 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair value
Impaired loans	$-	30,205	-	30,205

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114.  The Company’s impaired loans include loans identified as impaired through review of its nonhomogeneous portfolio and troubled debt restructurings.  The Company determined that SFAS No. 114 does not apply to its installment, credit card, or residential mortgage loan portfolios, except that it may choose to apply such provision to certain specific larger loans as determined by management.  Specific allowance for loan losses amounts are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  At September 30, 2008, all of the Company’s impaired loans were valued using the collateral value method.  Impaired loans had a carrying amount of $33.3 million, with a valuation allowance of $3.1 million, at September 30, 2008.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. The main intent of SFAS No. 159 was to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected nonfinancial items. SFAS No. 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008. As such, its adoptions did not have a material impact on the Company’s financial position, results of operations, or cash flows.

17.    Regulatory Capital Requirements

The following table summarizes Palmetto Bancshares’ and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). As of September 30, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since September 30, 2008, there have been no conditions or events that have resulted in a material change in the Company's or the Bank's category.

	Actual		For capital adequacy purposes		To be "well capitalized" under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2008
Total capital to risk-weighted assets
Company	$125,334	10.37%	96,667	8.00	n/a	n/a
Bank	124,840	10.33	96,667	8.00	120,833	10.00

Tier 1 capital to risk-weighted assets
Company	117,511	9.73	48,333	4.00	n/a	n/a
Bank	117,017	9.68	48,333	4.00	72,500	6.00

Tier 1 leverage ratio
Company	117,511	8.74	53,752	4.00	n/a	n/a
Bank	117,017	8.70	53,774	4.00	67,217	5.00

At September 30, 2007
Total capital to risk-weighted assets
Company	$113,947	10.39%	87,734	8.00	n/a	n/a
Bank	113,683	10.37	87,737	8.00	109,671	10.00

Tier 1 capital to risk-weighted assets
Company	105,667	9.64	43,867	4.00	n/a	n/a
Bank	105,403	9.61	43,868	4.00	65,803	6.00

Tier 1 leverage ratio
Company	105,667	8.90	47,469	4.00	n/a	n/a
Bank	105,403	8.89	47,407	4.00	59,258	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the more significant factors impacting the Company’s financial condition as of September 30, 2008, results of operations for the three and nine month periods ended September 30, 2008, and cash flows for the nine month period ended September 30, 2008. This discussion should be read in conjunction with the Company’s Consolidated Interim Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.  Results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.  Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Critical Accounting Policies and Estimates

General

The Company’s significant accounting policies are fundamental to understanding its results of operations and financial condition, because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Such policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, these policies govern the Company’s allowance for loan losses, the valuation of its mortgage-servicing rights portfolio, and its defined benefit pension plan. On an annual basis, management, in conjunction with the Company’s independent registered public accounting firm, discusses the development and selection of the critical accounting estimates with the Audit Committee of the Company’s Board of Directors. For additional information regarding the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

During the three month period ended September 30, 2008, the Company determined the following additional significant accounting policy to be critical.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures.

At September 30, 2008, the determination of fair values of investment securities available for sale used valuation methodologies involving market-derived information, collectively Level 2 measurements, to measure fair value. Such fair value measurements were based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume and do not require significant adjustment using unobservable inputs.

The Company uses prices from independent pricing services and to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure fair value of the Company’s investment securities. The Company validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Company personnel familiar with market liquidity and other market related conditions. Generally, the Company does not adjust prices received from pricing services or brokers, unless it is evident the fair value measurement is not consistent with SFAS No. 157.

Quarterly Highlights

The following overview of quarterly highlights should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

Selected Financial Data

					Percent change for the
					three month period ended
		For the three month			September 30, 2008 over		For the nine month
		period ended			the three month period ended		period ended		Percent
		September 30, 2008	June 30, 2008	September 30, 2007	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	change

(dollars in thousands, except common and per share data) (unaudited)

For the Period
	Net income	$4,057	4,329	3,896	(6.3)%	4.1	12,032	11,722	2.6
	Net income per common share - diluted	0.62	0.66	0.60	(6.1)	3.3	1.84	1.81	1.7

	Profitability ratios (annualized)
	Net income to average total assets	1.20%	1.32	1.30	(9.1)	(7.7)	1.23	1.34	(8.2)
	Net income to average total shareholders' equity	13.78	15.08	14.35	(8.6)	(4.0)	13.96	14.92	(6.4)

	Efficiency ratio (1)	60.22%	59.54	65.08	1.1	(7.5)	61.47	62.43	(1.5)

	Cash dividends per common share	$0.20	0.20	0.19	-	5.3	0.60	0.57	5.3

	Weighted average common shares outstanding - basic	6,442,090	6,435,515	6,392,721	0.1	0.8	6,436,280	6,385,625	0.8
	Weighted average common shares outstanding - diluted	6,529,123	6,521,169	6,500,962	0.1	0.4	6,522,316	6,484,293	0.6

	Average investment securities available for sale	$132,069	132,074	102,154	-	29.3	122,152	107,744	13.4
	Average total loans	1,126,781	1,108,127	999,044	1.7	12.8	1,101,390	973,358	13.2
	Average total assets	1,347,695	1,321,740	1,188,923	2.0	13.4	1,310,124	1,170,757	11.9
	Average traditional deposits (2)	912,379	908,039	862,946	0.5	5.7	913,879	865,529	5.6
	Average total deposits (3)	964,051	958,654	906,554	0.6	6.3	963,098	905,216	6.4
	Average shareholders' equity	117,134	115,472	107,704	1.4	8.8	115,114	105,036	9.6

	Net interest margin	4.13%	4.39	4.54	(5.9)	(9.0)	4.26	4.61	(7.6)

At Period End
	Investment securities available for sale	$130,321	133,199	96,287	(2.2)	35.3	130,321	96,287	35.3
	Total loans	1,134,556	1,118,323	1,007,310	1.5	12.6	1,134,556	1,007,310	12.6
	Allowance for loan losses	7,823	7,645	8,280	2.3	(5.5)	7,823	8,280	(5.5)
	Goodwill, net	3,691	3,691	3,691	-	-	3,691	3,691	-
	Core deposit intangibles, net	46	57	90	(19.3)	(48.9)	46	90	(48.9)
	Total assets	1,354,210	1,342,355	1,188,850	0.9	13.9	1,354,210	1,188,850	13.9
	Traditional deposits (2)	1,056,280	1,050,679	996,495	0.5	6.0	1,056,280	996,495	6.0
	Total deposits (3)	1,115,584	1,098,659	1,037,261	1.5	7.6	1,115,584	1,037,261	7.6
	Shareholders' equity	118,435	114,714	108,931	3.2	8.7	118,435	108,931	8.7
	Tier 1 risk-based capital	117,511	114,699	105,667	2.5	11.2	117,511	105,667	11.2

	Capital ratios
	Total shareholders' equity as a percentage of total assets	8.75%	8.55	9.16	2.3	(4.5)	8.75	9.16	(4.5)
	Tier 1 risk-based capital	9.73	9.57	9.64	1.7	0.9	9.73	9.64	0.9
	Total risk-based capital	10.37	10.21	10.39	1.6	(0.2)	10.37	10.39	(0.2)
	Tier 1 leverage	8.74	8.71	8.90	0.3	(1.8)	8.74	8.90	(1.8)

	Common shares outstanding	6,442,090	6,442,090	6,400,260	-	0.7	6,442,090	6,400,260	0.7
	Book value per common share	$18.38	17.81	17.02	3.2	8.0	18.38	17.02	8.0

	Employees (full-time equivalent)	402	421	420	(4.5)	(4.3)	402	420	(4.3)

(1)	The efficiency ratio is computed by dividing noninterest expense by total revenue (net interest income and noninterest income).
(2)	Traditional deposits include transaction, money market, savings, and time deposit accounts.
(3)	Total deposits include traditional and nontraditional deposits, which include retail repurchase agreements and commercial paper.

Economic Summary

The economic events of the past twelve months have been unprecedented.  The failure of several large financial institutions along with the conservatorship of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation driven by the diminution in housing values and subprime mortgage lending has resulted in multiple actions by the United States government. On October 3, 2008, the Congress passed the Emergency Economic Stabilization Act of 2008 (the “EESA”), which provides up to $700 billion and grants new authorities to the United States Treasury Department (the “Treasury”), the Federal Reserve Board and the FDIC for initiatives to restore stability and liquidity to United States markets.  Many European nations have also taken actions to inject liquidity and capital into critical financial institutions in order to stabilize world markets.

On October 14, 2008, the Treasury, Federal Reserve Board and FDIC jointly announced a sweeping plan to invest in banks and thrifts to help restore confidence in the United States banking system. Some of the actions taken by these governmental agencies include:

  Temporarily increasing FDIC insurance coverage to $250,000 from $100,000 through December 31, 2009;
  Reducing the targeted federal funds rate and the discount rate;
  Temporarily guaranteeing money market mutual funds;
  Introducing a capital purchase program whereby the Treasury will purchase up to $250 billion in senior preferred shares from healthy qualifying financial institutions; and
  Introducing a Temporary Liquidity Guarantee Program (the “TLGP”) whereby the FDIC will guarantee newly issued senior unsecured debt and provide unlimited FDIC insurance coverage for noninterest-bearing transaction accounts for a period of time without charge followed by an annualized 10 basis point assessment for the insurance coverage above $250,000 on such accounts.  The Bank has until December 5, 2008 to opt out of the TLGP and is currently evaluating its participation options with regard to the TLGP.

One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (the “CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3 percent of total risk-weighted assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company is currently evaluating its participation options with regard to the CPP. In order to be eligible to participate in this program, the Company would be required to file a proxy statement requesting shareholder approval to authorize the issuance of preferred stock.  Participation in the program would be subject to receiving such shareholder approval and approval by the Treasury. Regardless of the Company’s participation, governmental intervention and new regulations under these programs could materially and adversely impact the Company’s business, financial condition, results of operations, or cash flows.

Strategy

Growth and service strategies have potential to offset the tighter net interest margin with volume as the customer base grows through expanding the Company’s footprint, while maintaining and developing existing relationships.  During 2008, the Bank opened a new banking office in Rock Hill.  In addition, the Company plans to relocate its corporate headquarters to downtown Greenville, South Carolina. The Company plans occupancy during the first quarter of 2009.  The Company believes positive outcomes in the future will result from the expansion of its geographic footprint, investments in infrastructure and technology, and continued focus on placing customers first.

Executive Summary

Total assets increased during the nine month period ended September 30, 2008, primarily due to an increase in the loan and investment securities portfolios.

Loans continue to be the largest component of the Company’s mix of assets. Total loans increased $84.8 million, or 8.1% at September 30, 2008 over December 31, 2007 primarily as a result of growth within the commercial real estate portfolio.

Investment securities available for sale increased $34.6 million, or 36.2% at September 30, 2008 over December 31, 2007 primarily within the collateralized mortgage obligation sector of the portfolio. The Company began investing in collateralized mortgage obligations during the first quarter of 2008.  During the three month period ended June 30, 2008, the remaining securities in the Company’s government-sponsored enterprises sector of the portfolio matured.  Because interest spreads within this sector became extremely narrow, the Company reinvested these maturing funds as well as additional funds in collateralized mortgage obligations that management believed were undervalued due to the market discount that has been applied to the entire mortgage related marketplace.

Traditional deposit accounts continue to be the Company’s primary source of funding.  Traditional deposit accounts decreased $2.5 million, or 0.2% during the nine month period ended September 30, 2008.  Nontraditional deposit accounts, comprised of retail repurchase agreements and commercial paper, supplement the Company’s source of funding provided through traditional deposit accounts.  Such accounts increased $8.1 million, or 18.5% over the same periods.  The combination of increasing competition and alternative investment options has made it more difficult to grow deposits accounts.

To supplement funding of asset growth provided through deposit accounts, management has primarily employed proceeds from maturing investment securities issued by government-sponsored enterprises and borrowed funds.  Total borrowed funding increased $81.0 million during the nine month period ended September 30, 2007 to $111.0 million all of which were secured by appropriate collateral.  At September 30, 2008, the Company had $21.9 million in secured FHLB borrowing availability and $55.0 million in unsecured correspondent banking availability for liquidity.  Management is not aware of any changes in the availability of such borrowed funding as a result of the current economic environment.

Beginning in late March 2008 and continuing into early April 2008, the Company transacted a series of long-term FHLB borrowings intended to support supplement net interest income through investments in available for sale securities. Although FHLB borrowings do not always result in lower interest expense, management believes that such funding can increase net interest income if employed in higher yield interest-earning assets. The Company used these long-term FHLB borrowings to invest in collateralized mortgage obligations.  The impact of these transactions supplemented net interest income growth during the three month period ended September 30, 2008.

The Company earned $4.1 million, or $0.62 per diluted share, during the three month period ended September 30, 2008. Net income increased $161 thousand, or 4.1%, during the three month period ended September 30, 2008 from the same period of 2007.  The following table summarizes the components of net income for the periods indicated (dollars in thousands).

	For the three month
	periods ended September 30,		Dollar	Percent
	2008	2007	variance	variance
Interest income	$19,716	21,293	(1,577)	(7.4)%
Interest expense	6,505	8,538	(2,033)	(23.8)
Net interest income	13,211	12,755	456	3.6
Provision for loan losses	687	400	287	71.8
Net interest income after provision for loan losses	12,524	12,355	169	1.4
Noninterest income	4,301	4,358	(57)	(1.3)
Noninterest expense	10,546	11,137	(591)	(5.3)
Net income before provision for income taxes	6,279	5,576	703	12.6
Provision for income taxes	2,222	1,680	542	32.3
Net income	$4,057	3,896	161	4.1%

Net interest income increased $456 thousand, or 3.6%, from the three month period ended September 30, 2007 with the same period of 2008.  The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume of interest-earning assets and interest-bearing liabilities, respectively, and the dollar amount of changes in interest income and interest expense attributable to changes in average interest rates when comparing the three month period ended September 30, 2008 with the three month period ended September 30, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days of each year.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Total interest income	$3,821	(5,344)	(54)	(1,577)
Total interest expense	658	(2,674)	(17)	(2,033)
Net interest income	$3,163	(2,670)	(37)	456

Average loans accounted for 88.4% of average interest-earning assets during the three month period ended September 30, 2008 compared with 89.7% during the three month period ended September 30, 2007. Average loans increased $127.7 million, or 12.8%, during the three month period ended September 30, 2008 compared with the same period of 2007. Interest earned on loans during the three month period ended September 30, 2008 decreased 163 basis points to 6.32% from the same period of 2007.

Average investment securities available for sale also increased $29.9 million, or 29.3%, during the three month period ended September 30, 2008 compared with the same period of 2007 primarily due to the collateralized mortgage obligation sector of the portfolio.  Interest earned on investment securities available for sale during the three month period ended September 30, 2008 increased 81 basis points to 5.02% from the same period of 2007.

Average traditional deposit accounts increased $49.4 million, or 5.7% during the three month period ended September 30, 2008 compared with the same period of 2007.  Average nontraditional deposit accounts, comprised of retail repurchase agreements and commercial paper, supplement the Company’s source of funding provided through traditional deposit accounts.  Interest paid on traditional deposit accounts during the three month period ended September 30, 2008 decreased 108 basis points to 2.44% from the same period of 2007.

In order to supplement asset growth funding, total average borrowed funding increased from an average of $29.9 million during the three month period ended September 30, 2007 to $114.9 million during the same period of 2008, an increase of $85.0 million.  Interest paid on total borrowed funding during the three month period ended September 30, 2008 decreased 281 basis points to 2.69% from the same period of 2007.

Due to the fact that the Federal Reserve did not take any action with regard to the prime interest rate or the federal funds interest rate during the three month period ended September 30, 2008, management expected that, from a rate perspective, net interest income would remain relatively unchanged during the period over the prior quarter.  The following table summarizes the components of net interest income for the periods indicated (dollars in thousands).

	For the three month
	periods ended
	September 30,	June 30,	Dollar	Percent
	2008	2008	variance	variance
Total interest income	$19,716	20,050	(334)	(1.7)%
Total interest expense	6,505	6,428	77	1.2
Net interest income	$13,211	13,622	(411)	(3.0)%

The slight decline in net interest income from the three month period ended June 30, 2008 to the three month period ended September 30, 2008 was primarily the result of nonaccrual interest reversed during the three month period ended September 30, 2008. The impact of the previously discussed FHLB borrowings transaction supplemented net interest income growth during the three month period ended September 30, 2008 and the three month period ended June 30, 2008.

Net interest margin for the three month period ended September 30, 2008 was 4.13% compared with 4.54% for the three month period ended September 30, 2007. During the second half of 2007 and continuing into the third and fourth quarters 2008, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crises.  A multitude of government initiatives along with rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets. The ultimate objective of these efforts has been to help the beleaguered consumer, and reduce the potential surge of residential mortgage loan foreclosures and stabilize the banking system. The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may likely continue to cause, net interest margin compression.

Noninterest income decreased $403 thousand, or 8.6%, during the three month period ended September 30, 2008 over the same period of 2007.  The following table summarizes fluctuations in noninterest income for the periods indicated (dollars in thousands).

	For the three month
	periods ended
	September 30,	September 30,	Dollar	Percent
	2008	2007	variance	variance
Noninterest income
Service charges on deposit accounts, net	$2,135	2,001	134	6.7%
Fees for trust and investment management and brokerage services	744	736	8	1.1
Mortgage-banking income, net	210	468	(258)	(55.1)
Other	1,212	1,499	(287)	(19.1)
Total noninterest income	$4,301	4,704	(403)	(8.6)%

The increase in service charges on deposit accounts, net was driven primarily by an increase in nonsufficient funds and overdraft activity. Despite the substantial decline during the three month period ended September 30, 2008 in the S&P 500 from a year ago, fees for trust and investment management and brokerage services remained stable over the periods presented.  The decline in mortgage-banking income, net was driven primarily by an increase in amortization relative to the Company’s mortgage-servicing rights portfolio.  The fluctuation of other from the three month period ended September 30, 2007 to the same period of 2008 was impacted by the Company’s sale of its MasterCard stock.  During the third quarter of 2007, the Bank converted its shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale to public investors.  This transaction resulted in pretax income, net of transaction fees, totaling $487 thousand.

The Company continues to be disciplined about its efforts to manage expenses.  To this end, noninterest expense decreased $937 thousand, or 8.2%, during the three month period ended September 30, 2008 over the same period of 2007.  The following table summarizes fluctuations in noninterest expense for the periods indicated (dollars in thousands).

	For the three month
	periods ended
	September 30,	September 30,	Dollar	Percent
	2008	2007	variance	variance
Noninterest expense
Salaries and other personnel	$5,910	7,040	(1,130)	(16.1)%
Occupancy	824	752	72	9.6
Furniture and equipment	919	918	1	0.1
Loss on disposition of premises, furniture, and equipment	-	346	(346)	(100.0)
Marketing	277	208	69	33.2
Amortization of core deposit intangibles	11	12	(1)	(8.3)
Other	2,605	2,207	398	18.0
Total noninterest expense	$10,546	11,483	(937)	(8.2)%

Salaries and other personnel expense decreased by $1.1 million to $5.9 million during the three month period ended September 30, 2008 from $7.0 million during the three month period ended September 30, 2007.

Employee and officer salaries remained relatively unchanged from the three month period ended September 30, 2007 to the same period of 2008 as the Company was able to gain efficiencies through the consolidating of four branches during the second quarter of 2008.  Such expense savings were offset by the expense of annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Rock Hill banking office.  The Bank celebrated the grand opening of its Rock Hill banking office during September 2008.

The following table summaries nonrecurring transactions, all of which were disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, that resulted in additional salaries and other personnel expense for the three month period ended September 30, 2007 of $1.1 million when compared with the three month period ended September 30, 2008 (in thousands).

Cash surrender value of life insurance (income)	$898
401(k) error contribution (expense)	(1,325)
Pension (expense)	(627)
Nonrecurring salaries and other personnel transactions	$(1,054)

During the second quarter of 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its corporate headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company’s new headquarters is being constructed on the site of the Company’s current downtown Greenville banking office that is leased from the same lessor. In conjunction with the demolition of the previous downtown Greenville banking office, the Company wrote off $346 thousand in leasehold improvements during the third quarter of 2007.

Other noninterest expense increased by $398 thousand to $2.6 million during the three month period ended September 30, 2008 from $2.2 million during the three month period ended September 30, 2007. The increase was impacted by increased FDIC deposit insurance assessments.

Asset Quality

The following tables summarize asset quality trends at and for the periods indicated (dollars in thousands).

	September 30,	December 31,
	2008	2007
Classified assets	$45,415	15,033
Impaired loans	33,257	5,256
Nonaccrual loans	21,468	4,810
Nonperforming assets	29,020	12,956
Allowance for loan losses	7,823	7,418

	For the three month		For the nine month
	periods ended		periods ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loans charged-off	$509	635	1,457	1,447

Net loans charged-off as a percentage of average loans, annualized (1)	0.18%	0.25	0.18	0.20
Allowance for loan losses as a percentage of ending loans (1)	0.69	0.82	0.69	0.82
Allowance for loan losses as a percentage of nonaccrual loans	36.44	117.56	36.44	117.56
(1) Calculated using loans excluding mortgage loans held for sale, net of unearned income excluding allowance for loan losses

The Company is not immune to the negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry nationally. As such, asset quality trends may continue to trend higher than historical levels.

Classified assets increased primarily in portfolios impacted by real estate conditions. Four commercial real estate loans approximating $20.3 million, all of which were considered impaired under SFAS No. 114 at September 30, 2008, were classified as substandard during the nine month period ended September 30, 2008.

Nonaccrual loans and nonperforming assets also increased at September 30, 2008 over December 31, 2007 reflecting economic conditions, primarily in portfolios impacted by real estate conditions. Three of the four commercial real estate loans classified during the nine month period ended September 30, 2008 were also placed in nonaccrual status during the period accounting for $16.3 million of the increase in nonaccrual loans over the period.

Increases in commercial real estate classified, impaired, and nonaccrual loans have been a result of the conditions in the real estate markets and general consumer economy.  As consumers have cut back on discretionary spending, the Company has experienced that some of its commercial portfolios that are dependent on such spending have weakened. Until conditions improve in the real estate markets, the Company will continue to hold more classified and nonperforming assets, as it is currently the most economic option available. The Company expects that the amount of classified and nonperforming loans will change due to portfolio growth, economic conditions, portfolio seasoning, routine problem loan recognition and resolution through collections, sales, or charge-offs. The performance of any one loan can be impacted by external factors, such as economic or market conditions, or factors impacting a particular borrower. Until conditions improve in the real estate and liquidity markets, the Company will continue to experience increased levels of classified and nonperforming assets.

The Company’s has largely avoided many of the more risky products others in the mortgage industry have offered. The Company has not offered certain mortgage products such as negative amortizing mortgages or option adjustable rate mortgages. Additionally, the Company continually evaluates and modifies its credit policies to address unacceptable levels of risk as they are identified.

Third Quarter Premises and Equipment Progress Highlights

  The Bank completed upfitting efforts, gained occupancy, and celebrated the grand opening of its Rock Hill banking office during September 2008.
  The Bank completed renovation efforts, gained occupancy, and celebrated the grand opening of its renovated Montague banking office during September 2008.
  Construction is in progress on the Company’s relocated Greer banking office, and the Company expects to celebrate its grand opening of the new Greer banking office during the second quarter of 2009.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated (Interim) Balance Sheets
(in thousands)

	September 30,	December 31,	Dollar	Percent
	2008	2007	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$35,635	42,450	(6,815)	(16.1)%
Federal funds sold	55	9,782	(9,727)	(99.4)
Total cash and cash equivalents	35,690	52,232	(16,542)	(31.7)

FHLB stock, at cost	7,241	2,617	4,624	176.7
Investment securities available for sale, at fair value	130,321	95,715	34,606	36.2
Mortgage loans held for sale	5,220	5,005	215	4.3

Loans, gross	1,129,336	1,044,770	84,566	8.1
Less: allowance for loan losses	(7,823)	(7,418)	(405)	5.5
Loans, net	1,121,513	1,037,352	84,161	8.1

Premises and equipment, net	25,016	25,133	(117)	(0.5)
Premises held for sale	1,651	-	1,651	100.0
Goodwill, net	3,691	3,691	-	-
Core deposit intangibles, net	46	79	(33)	(41.8)
Accrued interest receivable	6,080	6,655	(575)	(8.6)
Other	17,741	19,698	(1,957)	(9.9)
Total assets	$1,354,210	1,248,177	106,033	8.5%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$133,937	135,111	(1,174)	(0.9)%
Interest-bearing	922,343	923,683	(1,340)	(0.1)
Total deposits	1,056,280	1,058,794	(2,514)	(0.2)

Retail repurchase agreements	21,817	11,280	10,537	93.4
Commercial paper (Master notes)	37,487	26,326	11,161	42.4
Other short-term borrowings	59,000	30,000	29,000	96.7
Long-term borrowings	52,000	-	52,000	100.0
Accrued interest payable	1,788	2,042	(254)	(12.4)
Other	7,403	9,479	(2,076)	(21.9)
Total liabilities	1,235,775	1,137,921	97,854	8.6

Shareholders' equity
Common stock	32,211	32,109	102	0.3
Capital surplus	2,036	1,664	372	22.4
Retained earnings	87,291	79,221	8,070	10.2
Accumulated other comprehensive loss, net of tax	(3,103)	(2,738)	(365)	13.3
Total shareholders' equity	118,435	110,256	8,179	7.4

Total liabilities and shareholders' equity	$1,354,210	1,248,177	106,033	8.5%

Investment Activities

The Company’s investment securities available for sale consist of debt securities held primarily for liquidity, interest rate risk management, and long-term yield enhancement.  The following table summarizes the composition of the Company’s investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2008		December 31, 2007
	Total	% of total	Total	% of total
United States Treasury and federal agencies	$-	-%	20,743	21.7
State and municipal	51,170	39.3	52,159	54.5
Collateralized mortgage obligations	58,846	45.2	-	-
Other mortgage-backed (federal agencies)	20,305	15.5	22,813	23.8
Total investment securities available for sale	$130,321	100.0%	95,715	100.0

During 2008, the Company began investing in collateralized mortgage obligations. Collateralized mortgage obligations are a mortgage-backed security sub-type in which the mortgages are ordered into tranches by some quality (such as repayment time) with each tranche sold as a separate security. These securities, in addition to the Company’s other investment securities available for sale, are accounted for in accordance with SFAS No. 115 as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the amortized cost and fair value composition of the Company’s investment securities available for sale portfolio at the dates indicated (in thousands).

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
United States Treasury and federal agencies	$-	-	20,725	20,743
State and municipal	51,085	51,170	52,677	52,159
Collateralized mortgage obligations	59,765	58,846	-	-
Other mortgage-backed (federal agencies)	20,465	20,305	22,722	22,813
Total investment securities available for sale	$131,315	130,321	96,124	95,715

The Company receives market valuations monthly from one of the fixed income industry’s leading broker / dealers and investment advisors. Market values provided are based upon equivalent comparable securities that have actually traded in the marketplace on a specified day. Market valuations are not matrix based but are based upon actual market participation.

Securities Pledged and Liquidity. Approximately 57% of the investment securities portfolio, at fair value, was pledged to secure public deposits and trust assets at September 30, 2008 as compared with 80% at December 31, 2007.  Of the Company’s $74.4 million pledged available for sale investment securities balance at September 30, 2008, $47.4 million of the investment securities portfolio, at fair value, was securing public deposits and trust assets at September 30, 2008.  Of the Company’s $76.6 million pledged available for sale investment securities balance at December 31, 2007, $40.4 million of available for sale investment securities were securing public deposits and trust assets.  The decrease in pledged securities as a percentage of the investment securities portfolio from December 31, 2007 to September 30, 2008 was primarily the result of an increase in the portfolio.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  Approximately $46 million, or 36%, of the investment securities portfolio, at fair value, was pledged to collateralize FHLB advances and letters of credit as of September 30, 2008 of which $41.8 was available as lendable collateral.  In order to compute lendable collateral amounts, investment security market values are multiplied by a collateral value percentage. No investment securities were pledged at December 31, 2007 to collateralize FHLB advances and letters of credit.

Impairment Analysis. The following table summarizes the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	27	$13,499	$106	17	6,694	109	44	20,193	215
Collateralized mortgage obligation	12	50,470	937	-	-	-	12	50,470	937
Other mortgage-backed (federal agencies)	5	7,614	185	5	4,319	109	10	11,933	294
Total investment securities available for sale	44	$71,583	$1,228	22	11,013	218	66	82,596	1,446

				December 31, 2007
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
United States Treasury and federal agencies	-	$-	$-	2	3,476	8	2	3,476	8
State and municipal	16	6,135	79	98	38,760	494	114	44,895	573
Other mortgage-backed (federal agencies)	1	733	-	15	10,655	105	16	11,388	105
Total investment securities available for sale	17	$6,868	$79	115	52,891	607	132	59,759	686

The change in investment securities in a gross unrealized losses position at September 30, 2008 was largely due to decreases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline further. Gross unrealized losses increased $760 thousand from December 31, 2007 to September 30, 2008 as a result of the purchase of collateralized mortgage obligation.  Offsetting this increase in gross unrealized losses were declines with regard to the state and municipal and other mortgage-backed portfolios.  The increase in investment securities in a gross unrealized losses position at September 30, 2008 less than 12 months was concentrated within the collateralized mortgage obligation portfolio.  The decline in investment securities in a gross unrealized losses position at September 30, 2008 12 months or longer was due to declines in the state and municipal and other mortgage-backed portfolios.

The initial indication of other-than-temporary impairment for debt securities is a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, management considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Also considered is the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Any decline in the fair value of available for sale securities below cost that are deemed to be other-than-temporary is reflected in earnings as realized losses. As of September 30, 2008, the Company has received all principal and interest payments, believes that the principal and interest on these securities are fully recoverable, and has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. Accordingly, management believes the gross unrealized losses detailed in the preceding table are temporary, and, therefore, were not other-than-temporarily impaired as of September 30, 2008. However, underlying considerations may be impacted in future periods by changes in conditions that were not known to management at the time of the issuance of the Company’s Consolidated Interim Financial Statements. Thus, there can be no assurance that the Company will not be required to recognize other-than-temporarily impairment in future periods, thus adversely impacting the Company’s business, financial condition, results of operations, or cash flows.

Concentrations of Risk. No state and municipal security issuers issued securities with fair values exceeding 2% of total shareholders’ equity at September 30, 2008. Four state and municipal security issuers issued securities with fair values exceeding 1% of total shareholders’ equity at September 30, 2008 ranging from 1.0% to 1.8%. Although all state and municipal investment securities are not rated “AAA,” all are within the Company’s ratings standards outlined in its Investment Policy which requires rated bonds to be balanced to average “Aa” to “A” by one of the major bond rating agencies.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.7% of total shareholders’ equity at September 30, 2008 to 8.1% of total shareholders’ equity at September 30, 2008.  The following table summarizes issuer fair value concentration of other mortgage-backed investment securities, by issuer, at September 30, 2008 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total
Other mortgage-backed	$16,865	3,440	20,305

As a percentage of shareholders' equity	14.2%	2.9	17.1

At September 30, 2008, collateralized mortgage obligations and other mortgage-backed investment securities were rated “AAA” by Standard and Poor's, Moody's, and / or Fitch Ratings.  This AAA rating is based not on the credit of the issuer, but rather on the structure of the securities and the credit quality of the collateral. Further, during the three month period ended September 30, 2008, the United States government stepped in to help rescue the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The government put both entities into conservatorships under the control of their regulator, the Federal Housing Finance Agency.  The takeover makes the government’s once implicit guarantee explicit.

Lending Activities

Composition. The following table summarizes gross loans, categorized by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Commercial business	$151,510	13.4%	145,634	13.9
Commercial real estate	719,379	63.7	639,144	61.2
Installment	23,251	2.1	25,315	2.4
Installment real estate	82,316	7.3	75,721	7.3
Indirect	35,407	3.1	39,502	3.8
Credit line	1,939	0.2	2,188	0.2
Prime access	61,382	5.4	54,164	5.2
Residential mortgage	37,132	3.3	40,842	3.9
Bankcards	12,272	1.1	12,702	1.2
Business manager	209	-	326	-
Other	1,651	0.1	2,045	0.2
Loans in process	2,437	0.2	6,511	0.6
Deferred loans fees and costs	451	0.1	676	0.1
Loans, gross	$1,129,336	100.0%	1,044,770	100.0

The following table summarizes gross loans, categorized by the FDIC code, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$50,331	4.4%	52,236	5.0
Farmland	899	0.1	1,004	0.1
Single-family residential	214,967	19.0	209,275	20.0
Multifamily residential	33,921	3.0	28,659	2.8
Nonfarm nonresidential	653,449	57.9	578,719	55.4
Commercial and industrial	89,413	7.9	77,555	7.4
Obligations of states and political subdivisions of the U.S.	2,913	0.3	3,339	0.3
General consumer and other	83,443	7.4	93,983	9.0
Loans, gross	$1,129,336	100.0%	1,044,770	100.0

Loans included in both of the preceding loan composition tables are net of participations sold, and mortgage loans sold and serviced for others.  Participations sold totaled $26.6 million and $14.6 million at September 30, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $371.6 million and $346.3 million at September 30, 2008 and December 31, 2007, respectively.

Loans Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities. Approximately $379 million, or 34%, of the loans, gross, excluding mortgage loans held for sale, were pledged to collateralize FHLB advances and letters of credit at September 30, 2008 of which $160 million was available as lendable collateral.  In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage.

Concentrations of Risk. Loan Type / Industry Concentration. Categorized by loan purpose, the Company’s commercial real estate portfolio accounts for 63.7% of the Company’s gross loan portfolio. The following table summarizes the composition of the Company’s commercial real estate portfolio at September 30, 2008. For the purpose of this analysis, adjustments have been made to the balance of commercial real estate loans by loan purpose in order to conform the Company’s definition of commercial real estate loans to that of regulators.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of tier 1 capital
Residential	13.4%	66.6
Land-only	21.0	104.4
Construction	7.0	34.7
Commercial - specific	40.5	201.2
Commercial - nonowner occupied	18.0	89.2
Rounding	0.1	0.4
	100.0%	496.5

The following table further classifies material concentrations at September 30, 2008, defined as those exceeding 20% of the commercial real estate loans, adjusted portfolio and those exceeding 100% of tier 1 capital, both as summarized in the table above.

	Commercial real estate loans, adjusted by concentration	Commercial real estate loans, adjusted as a percentage of tier 1 capital
Land-only
Developed land	19.0%	94.5
Undeveloped land	2.0	9.9
	21.0%	104.4

Commercial - specific
Hotels / motels	18.4%	91.4
Restaurants	1.8	8.7
Convenience stores	1.4	7.1
Golf courses	2.6	12.8
Religious facilities	10.0	49.8
Assisted living facilities	5.8	28.7
Mobile home communities	0.5	2.7
	40.5%	201.2

The Company believes that the properties securing its commercial real estate portfolio are diverse in terms of type. This diversity reduces the Company’s exposure to adverse economic events that impact any single industry.

Asset Quality.  Classified and Nonperforming Assets. The following table summarizes the composition of the Company’s classified assets, categorized by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2008
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans, gross (1)	As a percentage of applicable portfolio, gross (1)
Secured by real estate
Construction, land development, and other land loans	$-	2,327	-	-	2,327	0.2%	4.6
Farmland	-	-	226	-	226	-	25.1
Single-family residential	668	5,113	265	-	6,046	0.5	2.8
Multifamily residential	-	224	-	-	224	-	0.7
Nonfarm nonresidential	1,960	31,170	605	-	33,735	3.0	5.2
Commercial and industrial	250	1,014	1,121	-	2,385	0.2	2.7
General consumer and other	34	418	20	-	472	0.1	0.6
Total classified loans	$2,912	40,266	2,237	-	45,415	4.0%	4.0

As a percentage of loans, gross (1)	0.2%	3.6	0.2	-	4.0%

		December 31, 2007
	Special mention	Substandard	Doubtful	Loss	Total	As a percentage of loans, gross (1)	As a percentage of applicable portfolio, gross (1)
Secured by real estate
Construction, land development, and other land loans	$-	182	-	-	182	-%	0.3
Farmland	-	-	223	-	223	-	22.2
Single-family residential	176	3,646	370	-	4,192	0.4	2.0
Nonfarm nonresidential	1,578	6,033	238	-	7,849	0.8	1.4
Commercial and industrial	118	1,451	647	-	2,216	0.2	2.9
General consumer and other	20	322	29	-	371	-	0.4
Total classified loans	$1,892	11,634	1,507	-	15,033	1.4%	1.4

As a percentage of loans, gross (1)	0.2%	1.1	0.1	-	1.4%

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

The following table summarizes the composition of the Company’s nonperforming assets, which includes its nonaccrual loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
Secured by real estate
Construction, land development, and other land loans	$-	184	184	182	-
Single-family residential	1,660	1,487	829	781	936
Nonfarm nonresidential	19,127	4,228	3,844	3,164	5,288
Commercial and industrial	513	438	631	567	684
General consumer and other	168	82	118	116	135
Total nonaccrual loans	21,468	6,419	5,606	4,810	7,043

Real estate acquired in settlement of loans	7,089	8,332	7,960	7,743	6,170
Repossessed automobiles acquired in settlement of loans	463	288	369	403	295
Total assets acquired in settlement of loans	7,552	8,620	8,329	8,146	6,465

Total nonperforming assets	$29,020	15,039	13,935	12,956	13,508

Loans past due 90 days and still accruing (1)	$70	140	176	236	210

Loans, gross (2)	$1,129,336	1,114,522	1,072,825	1,044,770	1,005,872

Total assets	1,354,210	1,342,355	1,295,775	1,248,177	1,188,850

Nonaccrual loans as a percentage of:
loans and foreclosed assets (2)	1.89%	0.57	0.52	0.46	0.70
total assets	1.59	0.48	0.43	0.39	0.59

Nonperforming assets as a percentage of:
loans and foreclosed assets (2)	2.55%	1.34	1.29	1.23	1.33
total assets	2.14	1.12	1.08	1.04	1.14

(1) Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio, including the balance at the beginning and end of the period, provision charged to expense, and losses charged to the allowance for loan losses related to the Company’s real estate acquired in settlement of loans at and for the periods indicated (in thousands).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Real estate acquired in settlement of loans, beginning of period	$8,332	717	7,743	600
Add: New real estate acquired in settlement of loans and related adjustments	1,841	5,533	2,630	6,115
Less: Sales / recoveries of real estate acquired in settlement of loans	(3,071)	(80)	(3,202)	(374)
Less: Provision charged to expense	(13)	-	(82)	(171)
Real estate acquired in settlement of loans, end of period	$7,089	6,170	7,089	6,170

Two loan relationships comprise approximately 76% of the real estate acquired in settlement of loans portfolio, one of which was added during the three month period ended September 30, 2008 totaling $1.2 million.  With regard to the other relationship comprising this total, the lead bank is managing the operations of the property and is currently working with an external firm to market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.  Expenses related to the holding of this property within the real estate acquired in settlement of loans portfolio totaled $363 thousand during the nine month period ended September 30, 2008.   Both relationships were carried at market value at September 30, 2008 based on management’s best judgment and information available at that time.  Virtually all of the $3.1 million sold from the portfolio during the three month period ended September 30, 2008 was related to one property on which the Company realized no loss.

Classified assets increased $30.4 million to $45.4 million at September 30, 2008, from $15.0 million at December 31, 2007 while nonperforming assets increased $16.1 million over the same periods, reflecting economic conditions, primarily in portfolios impacted by real estate conditions. Four commercial real estate loans approximating $20.3 million, all of which were considered impaired under SFAS No. 114 at September 30, 2008, were classified as substandard during the nine month period ended September 30, 2008.

Nonaccrual loans increased $16.7 million to $21.5 million at September 30, 2008, from $4.8 million at December 31, 2007 while nonperforming assets increased $16.1 million over the same periods also reflecting economic conditions, primarily in portfolios impacted by real estate conditions. Three of the four commercial real estate loans classified during the nine month period ended September 30, 2008 were also placed in nonaccrual status during the period accounting for $16.3 million of the increase in nonaccrual loans over the period.

Increases in commercial real estate classified and nonaccrual loans have been a result of the conditions in the real estate markets and general consumer economy.  As consumers have cut back on discretionary spending, the Company has experienced that some of its commercial portfolios that are dependent on such spending have weakened. Until conditions improve in the real estate markets, the Company will continue to hold more classified and nonperforming assets, as it is currently the most economic option available. The Company expects that the amount of classified and nonperforming loans will change due to portfolio growth, economic conditions, portfolio seasoning, routine problem loan recognition and resolution through collections, sales, or charge-offs. The performance of any one loan can be impacted by external factors, such as economic or market conditions, or factors impacting a particular borrower. Until conditions improve in the real estate and liquidity markets, the Company will continue to experience increased levels of classified and nonperforming assets.

See Allowance for Loan Losses below for discussion regarding the Company’s methodology regarding the impact impaired loans have on the Company’s allowance for loan loss.

The Company’s has largely avoided many of the more risky products others in the mortgage industry have offered. The Company has not offered certain mortgage products such as negative amortizing mortgages or option adjustable rate mortgages. Additionally, the Company continually evaluates and modifies its credit policies to address unacceptable levels of risk as they are identified.

Troubled Debt Restructurings.  Troubled debt restructurings entered into by the Company during the first nine months of 2008 are subject to review by the Company, in accordance with the Company’s loan review policies, to ensure loan classifications were in accordance with applicable regulations.  Troubled debt restructurings are included in the Company’s analysis of allowance for loan loss adequacy.  At September 30, 2008 and December 31, 2007, the principal balance of such loans totaled $1.2 million.

Potential Problem Loans. Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which management has concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management generally considers all commercial loans classified as substandard and doubtful not in nonaccrual status to fit into the category of potential problem loans and monitors these loans closely and reviews performance on a regular basis. As of September 30, 2008, the Company had potential problem loans totaling $34.6 million. Potential problem loans are included in the Company’s analysis of allowance for loan loss adequacy.

Allowance for Loan Losses. General. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs.  Management analyzes the adequacy of the allowance for loan losses on a monthly basis using an internal analysis model.  No less than quarterly, the Company’s allowance for loan losses model and conclusions are reviewed and approved by senior management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans at the balance sheet date. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company assumes that its allowance for loan losses as a percentage of net loans charged-off and nonaccrual loans will change at different points in time based on credit performance, loan mix, and collateral values.  The Company’s allowance for loan loss methodology is based on guidance provided in SAB No. 102 and includes allocations calculated in accordance with SFAS No. 114, as amended by SFAS No. 118 and allocations calculated in accordance with SFAS No. 5. Accordingly, the methodology is based on historical loss experience by type of loans, specific homogeneous risk pools, and specific loss allocations. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools.

Impaired Loans. The Company considers a loan to be impaired when, based upon current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s impaired loans include loans identified as impaired through review of its nonhomogeneous portfolio and troubled debt restructurings.  SFAS No. 114 specifically states that the pronouncement need not be applied to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.  Thus, the Company determined that SFAS No. 114 does not apply to its installment, credit card, or residential mortgage loan portfolios, except that it may choose to apply such provision to certain specific larger loans as determined by management.  Specific allowance for loan losses amounts are established on impaired loans, if deemed necessary, for the difference between the loan amount and the fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  At September 30, 2008, all of the Company’s impaired loans were valued using the collateral value method.

Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan.  Impairment losses are recognized through a charge to the allowance for loan losses and a corresponding charge to the provision for loan losses.  Adjustments to impairment losses due to changes in the fair value are also recognized through a charge to the allowance for loan losses and a corresponding charge to the provision for loan losses.  When an impaired loan is sold, transferred to the Company’s real estate acquired in settlement of loans portfolio, or written-down, any specific allowance for loan losses amounts is removed, as it is no longer necessary to properly record the loan at its fair value.

Impaired loans at September 30, 2008 totaled $33.3 million for which a specific allowance of $3.1 million had been allocated.  Average impaired loans for the three month period ended September 30, 2008 totaled $21.7 million.  Average impaired loans for the nine month period ended September 30, 2008 totaled $19.3 million.  Impaired loans without a specific allowance for loan losses allocation at and for the period indicated were generally reserved within the allowance for loan losses.

Activity. The following table summarizes activity within the allowance for loan losses at and for the periods indicated (dollars in thousands). Losses and recoveries are charged or credited to the allowance for loan losses at the time realized. The composition of loans charged-off and loan recoveries are categorized by FDIC code.

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$7,645	8,515	7,418	8,527

Provision for loan losses	687	400	1,862	1,200

Loans charged-off
Secured by real estate
Single-family residential	98	149	195	361
Nonfarm nonresidential	23	236	135	394
Commercial and industrial	123	72	368	210
General consumer	298	249	862	731
Total loans charged-off	542	706	1,560	1,696

Loan recoveries
Secured by real estate
Single-family residential	7	2	9	35
Nonfarm nonresidential	5	9	8	12
Commercial and industrial	1	30	17	51
General consumer	20	30	69	151
Total loan recoveries	33	71	103	249

Net loans charged-off	509	635	1,457	1,447

Allowance for loan losses, end of period	$7,823	8,280	7,823	8,280

Average loans (1)	$1,122,113	997,301	1,094,637	970,999

Ending loans (1)	1,129,336	1,005,872	1,129,336	1,005,872

Nonaccrual loans	21,468	7,043	21,468	7,043

Net loans charged-offs as a percentage of average loans, annualized (1)	0.18%	0.25	0.18	0.20

Allowance for loan losses as a percentage of ending loans (1)	0.69	0.82	0.69	0.82

Allowance for loan losses as a percentage of nonaccrual loans	36.44	117.56	36.44	117.56

(1) Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

Until real estate values stabilize, the loan portfolio may produce higher than historical loss levels.

Management considers its allowance for loan losses at September 30, 2008 appropriate and adequate to cover current losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Company’s Consolidated Interim Financial Statements. As such, management’s assumptions may or may not prove valid. Thus, there can be no assurance that credit deterioration and loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, or cash flows.

Deposit Activities

The following table summarizes the Company’s traditional deposit composition at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$133,937	12.7%	135,111	12.7
Interest-bearing transaction deposit accounts	355,157	33.6	387,248	36.6
Transaction deposit accounts	489,094	46.3	522,359	49.3

Money market deposit accounts	96,935	9.2	118,681	11.2
Savings deposit accounts	38,546	3.6	34,895	3.3
Time deposit accounts	431,705	40.9	382,859	36.2
Total traditional deposit accounts	$1,056,280	100.0%	1,058,794	100.0

Dependence on traditional deposit account funding declined from December 31, 2007 to September 30, 2008.  At December 31, 2007, traditional deposit accounts as a percentage of liabilities totaled 93.0% compared with 85.5% at September 30, 2008.

In addition to traditional deposit accounts, the Company offers nontraditional deposit accounts through its retail repurchase and commercial paper agreements.  The following table summarizes the Company’s nontraditional deposit composition at the dates indicated (dollars in thousands).

	September 30,		December 31,
	2008		2007
	Total	% of total	Total	% of total
Retail repurchase agreements	$21,817	36.8%	11,280	30.0
Commercial paper (Master notes)	37,487	63.2	26,326	70.0
Total nontraditional deposit accounts	$59,304	100.0%	37,606	100.0

Dependence on nontraditional deposit account funding increased from December 31, 2007 to September 30, 2008.  At December 31, 2007, nontraditional deposit accounts as a percentage of liabilities were 3.3% compared with 4.8% at September 30, 2008.

The following table summarizes dependence on total deposit account funding at the dates indicated (dollars in thousands).

	June 30,	December 31,	Dollar	Percent
	2008	2007	variance	variance
Total traditional deposit accounts	$1,056,280	1,058,794	(2,514)	(0.2)%
Total nontraditional deposit accounts	59,304	37,606	21,698	57.7
Total deposit accounts	$1,115,584	1,096,400	19,184	1.7%

The slight increase in funding provided by total deposit accounts during the first nine months of 2008 resulted in the Company relying more heavily on alternative funding sources from which to fund asset growth.

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

The following table summarizes the Company’s borrowed funds composition at the dates indicated (dollars in thousands).

	September 30, 2008		December 31, 2007
	Total	% of total	Total	% of total
Other short-term borrowings	$59,000	53.2%	30,000	100.0
Long-term borrowings	52,000	46.8	-	-
Total borrowings	$111,000	100.0%	30,000	100.0

The Company’s reliance on borrowed funds increased by $81.0 million during the first nine months of 2008 because alternative funding sources were inadequate to cover asset growth. Borrowings as a percentage of total liabilities were approximately 9.0% and 2.6% at September 30, 2008 and December 31, 2007, respectively.

FHLB Borrowings. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  The following table summarizes the Company’s FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2008	2007
Available lendable loan collateral value to serve against FHLB advances	$160,135	105,535
Available lendable investment security collateral value to serve against FHLB advances	41,751	-

Advances and letters of credit
Short-term advances	(59,000)	(12,000)
Long-term advances	(52,000)	-
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(180,000)	(81,000)

Available lendable collateral value to serve against FHLB advances	$21,886	24,535

Letters of credit are used to secure public deposits as required or permitted by law.

The following table summarizes the Company’s long-term FHLB borrowings at September 30, 2008 (dollars in thousands).  The Company’s long-term FHLB advances do not have embedded call options.

					Total
Borrowing balance	$5,000	12,000	30,000	5,000	52,000
Interest rate	2.57%	2.75	2.89	3.61	2.90
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

Federal Funds Accommodations. In addition to the FHLB borrowing capacity summarized above, at September 30, 2008, the Company had access to federal funds funding from correspondent banks.  During April 2008, a correspondent bank increased the Bank’s existing federal funds accommodation by $5 million. Additionally, during the third quarter of 2008, the Company terminated one of its correspondent banking relationships, thereby reducing its federal funds accommodation by $5 million. The following table summarizes the Company’s federal funds funding utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2008	2007
Federal funds accomodations	$55,000	50,000

Utilized federal funds accomodations	-	(18,000)

Unused federal funds accomodations	$55,000	32,000

During October 2008, an additional correspondent bank extended the Bank an unsecured discretionary federal funds accommodation in the amount of $10 million.

Availability. As previously discussed, at September 30, 2008, the Company had $21.9 million in secured FHLB borrowing availability and $55.0 million in unsecured correspondent banking availability for liquidity.  Management is not aware of any changes in the availability of such borrowed funding as a result of the current economic environment.

Capital

General. The following table summarizes capital key performance indicators at and for the periods indicated (dollars in thousands, except common and per share data).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Total shareholders' equity	$118,435	108,931	118,435	108,931
Average total shareholders' equity	117,134	107,704	115,114	105,036

Total shareholders' equity as a percentage of total assets	8.75%	9.16	8.75	9.16
Total average shareholders' equity as a percentage of total average assets	8.69	9.06	8.79	8.97

Cash dividends per common share	$0.20	0.19	0.60	0.57
Dividend payout ratio	31.72%	31.21	32.11	31.08

The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends.

The following table summarizes activity impacting shareholders’ equity at and for the period indicated (in thousands).

At and for the nine month
period ended September 30, 2008
Total shareholders' equity, beginning of period	$110,256

Additions to shareholders' equity during period
Net income	12,032
Common stock issued pursuant to stock option plan	326
Compensation expense related to stock option plan	70
Excess tax benefit from stock-based awards	78
Total additions to shareholders' equity during period	12,506

Reductions in shareholders' equity during period
Net unrealized loss on investment securities available for sale	(365)
Cumulative effect of adoption of EITF No. 06-10	(99)
Cash dividends declared and paid	(3,863)
Total reductions in shareholders' equity during period	(4,327)

Total shareholders' equity, end of period	$118,435

Accumulated Other Comprehensive (Loss).  The following table summarizes the components of accumulated other comprehensive (loss) at September 30, 2008.

Investment securities available for sale	$(617)
Defined benefit pension plan	(2,486)
Accumulated other comprehensive loss, net of tax	$(3,103)

Regulatory Capital Requirements. Under regulatory requirements, reported accumulated other comprehensive income / (loss) amounts do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  As of September 30, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since September 30, 2008, there have been no conditions or events that have resulted in a material change in the Company's or the Bank's category.

Dividends. The following table summarizes key dividend information at and for the periods indicated (dollars in thousands, except common share and per share data).

	At and for the three month		At and for the nine month
	periods ended September 30,		periods ended September 30,
	2008	2007	2008	2007
Cash dividends per common share	$0.20	0.19	0.60	0.57
Cash dividends declared and paid	1,287	1,216	3,863	3,643
Dividend payout ratio	31.72%	31.21	32.11	31.08

The Company has historically paid dividends on a quarterly basis. The Company’s dividend payout ratio calculates the percentage of earnings paid to shareholders in dividends. The Company’s Board of Directors currently expects to continue to pay regular cash dividends but may change this policy at any time in its discretion.  There can be no assurance as to future dividends because they are dependent on the Company’s financial condition, results of operations, or cash flows, as well as capital and dividend regulations.

Emergency Economic Stabilization Act of 2008. One of the provisions resulting from the EESA is the CPP, which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3 percent of total risk-weighted assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company is currently evaluating its participation options with regard to the CPP. In order to be eligible to participate in this program, the Company would be required to file a proxy statement requesting shareholder approval to authorize the issuance of preferred stock.  Participation in the program would be subject to receiving such shareholder approval and approval by the Treasury. Regardless of the Company’s participation, governmental intervention and new regulations under these programs could materially and adversely impact the Company’s business, financial condition, results of operations, or cash flows.

Guarantees, Commitments, and Contingencies

See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for discussion regarding the Company’s guarantees, commitments, and contingencies.

Freestanding Derivative Financial Instruments and Hedging Activities

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for discussion regarding the Company’s derivative financial instruments and hedging activities.

Earnings Review

Quarter Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
	(dollars in thousands, except common and per share data) (unaudited)

	For the three month periods
	ended September 30,		Dollar	Percent
	2008	2007	variance	variance
Interest income
Interest earned and fees on loans	$17,912	20,012	(2,100)	(10.5)%
Interest earned on investment securities available for sale	1,665	1,085	580	53.5
Dividends paid on FHLB stock	96	47	49	104.3
Other	43	149	(106)	(71.1)
Total interest income	19,716	21,293	(1,577)	(7.4)

Interest expense
Interest paid on deposits	5,586	7,663	(2,077)	(27.1)
Interest paid on retail repurchase agreements	55	149	(94)	(63.1)
Interest paid on commercial paper	88	312	(224)	(71.8)
Interest paid on other short-term borrowings	353	414	(61)	(14.7)
Interest paid on long-term borrowings	423	-	423	100.0
Total interest expense	6,505	8,538	(2,033)	(23.8)

Net interest income	13,211	12,755	456	3.6

Provision for loan losses	687	400	287	71.8

Net interest income after provision for loan losses	12,524	12,355	169	1.4

Noninterest income
Service charges on deposit accounts, net	2,135	2,001	134	6.7
Fees for trust and investment management and brokerage services	744	736	8	1.1
Mortgage-banking income, net	210	468	(258)	(55.1)
Other	1,212	1,499	(287)	(19.1)
Total noninterest income	4,301	4,704	(403)	(8.6)

Noninterest expense
Salaries and other personnel	5,910	7,040	(1,130)	(16.1)
Occupancy	824	752	72	9.6
Furniture and equipment	919	918	1	0.1
Loss on disposition of premises, furniture, and equipment	-	346	(346)	(100.0)
Marketing	277	208	69	33.2
Amortization of core deposit intangibles	11	12	(1)	(8.3)
Other	2,605	2,207	398	18.0
Total noninterest expense	10,546	11,483	(937)	(8.2)

Net income before provision for income taxes	6,279	5,576	703	12.6

Provision for income taxes	2,222	1,680	542	32.3

Net income	$4,057	3,896	161	4.1%

Common share data
Net income - basic	$0.63	0.61	0.02	3.3%
Net income - diluted	0.62	0.60	0.02	3.3
Cash dividends	0.20	0.19	0.01	5.3
Book value	18.38	17.02	1.36	8.0

Weighted average common shares outstanding - basic	6,442,090	6,392,721
Weighted average common shares outstanding - diluted	6,529,123	6,500,962

Net interest margin for the three month period ended September 30, 2008 was 4.13% compared with 4.54% for the three month period ended September 30, 2007. Average interest-earning assets increased $159.7 million, or 14.3% over the same periods.

Earnings resulted in a return on average shareholders’ equity of 13.78% and 14.35% for the three month periods ended September 30, 2008 and 2007. Return on average assets was 1.20% and 1.30% for the same periods.

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

	For the three month periods ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Other	$ 8,345	$ 43	2.05%	$ 10,117	$ 149	5.84%
FHLB stock	6,840	96	5.58	3,047	47	6.12
Investment securities available for sale, nontaxable (2)	51,379	449	3.48	51,393	464	3.58
Investment securities available for sale, taxable (2)	80,690	1,216	6.00	50,761	621	4.85
Loans, net of unearned (1)	1,126,781	17,912	6.32	999,044	20,012	7.95
Total interest-earning assets	1,274,035	19,716	6.16	1,114,362	21,293	7.58

Noninterest-earning assets
Cash and due from banks	29,550			31,842
Allowance for loan losses	(7,695)			(8,408)
Premises and equipment, net	24,892			24,735
Premises held for sale	1,651			-
Goodwill, net	3,688			3,688
Core deposit intangibles, net	53			97
Accrued interest receivable	6,081			6,091
Other	15,440			16,516
Total noninterest-earning assets	73,660			74,561

Total assets	$ 1,347,695			$ 1,188,923

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$ 363,120	$ 1,051	1.15%	$ 372,334	$ 2,804	2.99%
Money market deposit accounts	104,104	403	1.54	116,050	1,057	3.61
Savings deposit accounts	38,971	35	0.36	40,440	36	0.35
Time deposit accounts	406,184	4,097	4.01	334,122	3,766	4.47
Total interest-bearing deposits	912,379	5,586	2.44	862,946	7,663	3.52

Retail repurchase agreements	17,534	55	1.25	14,187	149	4.17
Commercial paper (Master notes)	34,138	88	1.03	29,421	312	4.21
Other short-term borrowings	62,907	353	2.23	29,885	414	5.50
Long-term borrowings	52,000	423	3.24	-	-	100.00
Total interest-bearing liabilities	1,078,958	6,505	2.40	936,439	8,538	3.62

Noninterest-bearing liabilities
Noninterest-bearing deposits	141,756			135,249
Accrued interest payable	2,153			2,427
Other	7,694			7,104
Total noninterest-bearing liabilities	151,603			144,780

Total liabilities	1,230,561			1,081,219

Shareholders' equity	117,134			107,704

Total liabilities and shareholders' equity	$ 1,347,695			$ 1,188,923

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$ 13,211	4.13%		$ 12,755	4.54%

(1)			Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Rate / Volume Analysis. As summarized in the preceding table, net interest income increased $456 thousand, or 3.6%, during the three month period ended September 30, 2008 over the same period of 2007.  The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the three month period ended September 30, 2008 to the three month period ended September 30, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days of each year.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Interest-earnings assets
Other	$(22)	(84)	-	(106)
FHLB stock	54	(4)	(1)	49
Investment securities available for sale	354	230	(4)	580
Loans	3,435	(5,486)	(49)	(2,100)
Total interest income	$3,821	(5,344)	(54)	(1,577)

Interest-bearing liabilities
Interest-bearing deposits	$470	(2,531)	(16)	(2,077)
Retail repurchase agreements	48	(142)	-	(94)
Commercial paper (Master notes)	60	(284)	-	(224)
Other short-term borrowings	(132)	71	-	(61)
Long-term borrowings	212	212	(1)	423
Total interest expense	$658	(2,674)	(17)	(2,033)

Net interest income	$3,163	(2,670)	(37)	456

Federal Reserve Rate Net Interest Income Influence. The Federal Reserve did not take any action with regard to the prime interest rate or the federal funds interest rate during the three month period ended September 30, 2008.  Therefore, management expected that, from a rate perspective, net interest income would remain relatively unchanged during the period over the prior quarter.  The following table summarizes interest income and interest expense for the three month periods ended September 30, 2008 and June 30, 2008 (dollars in thousands).

	For the three month
	periods ended
	September 30,	June 30,	Dollar	Percent
	2008	2008	variance	variance
Total interest income	$19,716	20,050	(334)	(1.7)%
Total interest expense	6,505	6,428	77	1.2
Net interest income	$13,211	13,622	(411)	(3.0)%

The slight decline in net interest income from the three month period ended June 30, 2008 to the three month period ended September 30, 2008 was primarily the result of nonaccrual interest reversed during the three month period ended September 30, 2008. The impact of the previously discussed FHLB borrowings transaction supplemented net interest income growth during the three month period ended September 30, 2008 and the three month period ended June 30, 2008.

Provision for Loan Losses.  The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for loan losses for specific loans or loan pools. The provision for loan losses totaled $687 thousand for the three month period ended September 30, 2008 compared with $400 thousand for the same period of 2007. See Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding the factors impacting the amount added to the allowance for loan losses through its provision for loan losses.

Noninterest Income. Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income.  The following table summarizes service charges on deposit accounts, net as a percentage of average fee impacted deposit accounts for the periods indicated (dollars in thousands). Management believes that service charges on deposit accounts, net as a percentage of total average transaction deposit accounts, annualized were impacted primarily by an increase in nonsufficient funds and overdraft activity during the three month period ended September 30, 2008.

	For the three month periods
	ended September 30,
	2008	2007
Service charges on deposit accounts, net	$2,135	2,001

Average interest-bearing transaction deposit accounts	$363,120	372,334
Average interest-bearing money market deposit accounts	104,104	116,050
Average interest-bearing savings deposit accounts	38,971	40,440
Average noninterest-bearing transaction deposit accounts	141,756	135,249
Total average fee impacted deposit accounts	$647,951	664,073

Service charges on deposit accounts, net as a percentage of total
average fee impacted deposit accounts, annualized	1.3%	1.2

Mortgage-Banking Income, Net. The Company sells most of the residential mortgage loans it originates in the secondary market and retains servicing rights. Mortgage loans serviced for the benefit of others amounted to $371.6 million and $346.3 million at September 30, 2008 and December 31, 2007, respectively. Mortgage loans serviced for the benefit of others amounted to $339.4 million at September 30, 2007. The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three month
	periods ended September 30,
	2008	2007
Mortgage-servicing fees	$229	204
Gain on sales of mortgage loans held for sale, net	214	279
Mortgage-servicing right amortization, impairment, and recoveries	(288)	(60)
Other mortgage-banking income	55	45
Total mortgage-banking income, net	$210	468

Mortgage-servicing fees as a percentage of mortgage loans
serviced for the benefit of others at period end, annualized	0.25%	0.24

Other. During 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest income during the three month period ended September 30, 2008 compared with the same period of 2007. The following table summarizes the related account for the periods indicated (in thousands).

	For the three month
	periods ended September 30,
	2008	2007
Merchant income	$290	71
Merchant expense	(223)	-
Merchant income, net	$67	71

Merchant income is included in other noninterest income on the Consolidated Interim Statements of Income, and merchant expense accounts are included in other noninterest expense on the Consolidated Interim Statements of Income.  Although the fluctuation in merchant income, net had relatively little impact on the Company’s Consolidated Interim Statements of Income over the periods noted, the change in recording method did impact the breakout within other noninterest income and other noninterest expense of the Consolidated Interim Statements of Income. The following table adjusts reported other noninterest income for the merchant income account for the periods indicated (in thousands).

	For the three month
	periods ended September 30,
	2008	2007
Other noninterest income	$1,212	1,499
Merchant income	(290)	(71)
Other noninterest income, adjusted	$922	1,428

After adjusting for this account, other noninterest income decreased $506 thousand, or 35.4%, during the three month period ended September 30, 2008 over the same period of 2007.

The fluctuation in adjusted other noninterest income from the three month period ended September 30, 2007 to the same period of 2008 was impacted by the Company’s 2007 sale of its MasterCard stock.  During the third quarter of 2007, the Bank converted its shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale to public investors.  This transaction resulted in pretax income, net of transaction fees, totaling $487 thousand.

Noninterest Expense. Salaries and Other Personnel.  Comprising 56.0% of noninterest expense during the three month period ended September 30, 2008 and 61.3% of noninterest expense during the same period of 2007, salaries and other personnel expense decreased by $1.1 million over the periods. The decrease in salaries and other personnel expense resulted from several factors, both recurring and nonrecurring in nature.

The following nonrecurring transactions, all of which were disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, that resulted in additional salaries and other personnel expense for the three month period ended September 30, 2007 of $1.1 million when compared with the three month period ended September 30, 2008 (in thousands).

Cash surrender value of life insurance (income)	$898
401(k) error contribution (expense)	(1,325)
Pension (expense)	(627)
Nonrecurring salaries and other personnel transactions	$(1,054)

Employee and officer salaries remained relatively unchanged from the three month period ended September 30, 2007 to the same period of 2008 as the Company was able to gain efficiencies through the consolidating of four branches during the second quarter of 2008.  Such expense savings were offset by the expense of annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Rock Hill banking office.  The Bank celebrated the grand opening of its Rock Hill banking office during September 2008.

Loss on Disposition of Premises, Furniture, and Equipment. During the second quarter of 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its corporate headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company’s new headquarters is being constructed on the site of the Company’s current downtown Greenville banking office that is leased from the same lessor. In conjunction with the demolition of the previous downtown Greenville banking office, the Company wrote off $346 thousand in leasehold improvements during the third quarter of 2007.

Other.  As noted above, during 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest expense during the three month period ended September 30, 2008 compared with the same period of 2007. The following table adjusts reported other noninterest expense for the merchant expense accounts for the periods indicated (in thousands).

	For the three month
	periods ended September 30,
	2008	2007
Other noninterest expense	$2,605	2,207
Merchant expense	(223)	-
Other noninterest expense, adjusted	$2,382	2,207

After adjusting for this account, other noninterest expense increased $175 thousand, or 7.9%, during the three month period ended September 30, 2008 over the same period of 2007.

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, in November 2006, the FDIC adopted final regulations that set deposit insurance assessment rates that took effect in 2007. The Bank received a one-time assessment credit of $576 thousand that could be applied against future premiums, beginning in 2007, subject to certain limitations. Any remaining credit could be used to offset up to 90% of subsequent annual assessments through 2010. The increase in FDIC premiums during the three month period ended September 30, 2008 over the same period of 2007 was due to the fact that the Company had utilized its one-time assessment credit against deposit insurance assessments due.  During the three month period ended September 30, 2008, the Company expensed $197 thousand in Financing Corporation (“FICO”) and deposit insurance assessments compared with $50 thousand expensed during the same period of 2007, which was comprised totally of FICO assessments.

Provision for Income Taxes.  Income tax expense totaled $2.2 million for the three month period ended September 30, 2008, compared with $1.7 million for the same period of 2007.  The Company’s effective tax rate was 35.4% for the three month period ended September 30, 2008 compared with 30.1% for the three month period ended September 30, 2007. The increase in the effective tax rate when comparing the two periods was primarily the result of the recognition of an increase in nontaxable income relative to cash surrender value of key man life insurance during the third quarter of 2007. The Company’s effective income tax rate is expected to be approximately 35% for 2008.

Year-to-Date Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
	Consolidated Interim Statements of Income
	(dollars in thousands, except common and per share data) (unaudited)

	For the nine month
	periods ended September 30,		Dollar	Percent
	2008	2007	variance	variance
Interest income
Interest earned and fees on loans	$55,253	58,079	(2,826)	(4.9)%
Interest earned on investment securities available for sale	4,416	3,386	1,030	30.4
Dividends paid on FHLB stock	239	122	117	95.9
Other	98	600	(502)	(83.7)
Total interest income	60,006	62,187	(2,181)	(3.5)

Interest expense
Interest paid on deposits	18,355	22,327	(3,972)	(17.8)
Interest paid on retail repurchase agreements	224	425	(201)	(47.3)
Interest paid on commercial paper	319	839	(520)	(62.0)
Interest paid on other short-term borrowings	862	497	365	73.4
Interest paid on long-term borrowings	864	173	691	399.4
Total interest expense	20,624	24,261	(3,637)	(15.0)

Net interest income	39,382	37,926	1,456	3.8

Provision for loan losses	1,862	1,200	662	55.2

Net interest income after provision for loan losses	37,520	36,726	794	2.2

Noninterest income
Service charges on deposit accounts, net	6,429	5,900	529	9.0
Fees for trust and investment management and brokerage services	2,255	2,258	(3)	(0.1)
Mortgage-banking income, net	847	987	(140)	(14.2)
Investment securities gains	1	-	1	100.0
Other	4,016	3,402	614	18.0
Total noninterest income	13,548	12,547	1,001	8.0

Noninterest expense
Salaries and other personnel	18,175	19,234	(1,059)	(5.5)
Occupancy	2,432	2,182	250	11.5
Furniture and equipment	2,848	2,751	97	3.5
(Gain) loss on disposition of premises, furniture, and equipment	(2)	346	(348)	(100.6)
Marketing	900	695	205	29.5
Amortization of core deposit intangibles	33	36	(3)	(8.3)
Other	8,151	6,398	1,753	27.4
Total noninterest expense	32,537	31,642	895	2.8

Net income before provision for income taxes	18,531	17,631	900	5.1

Provision for income taxes	6,499	5,909	590	10.0

Net income	$12,032	11,722	310	2.6%

Common share data
Net income - basic	$1.87	1.84	0.03	1.6%
Net income - diluted	1.84	1.81	0.03	1.7
Cash dividends	0.60	0.57	0.03	5.3
Book value	18.38	17.02	1.36	8.0

Weighted average common shares outstanding - basic	6,436,280	6,385,625
Weighted average common shares outstanding - diluted	6,522,316	6,484,293

Net interest margin for the nine month period ended September 30, 2008 was 4.26% compared with 4.61% for the nine month period ended September 30, 2007. Average interest-earning assets increased $134.9 million, or 12.3% over the same periods.

Earnings resulted in a return on average shareholders’ equity of 13.96% and 14.92% for the nine month periods ended September 30, 2008 and 2007, respectively. Return on average assets was 1.23% and 1.34% for the same periods.

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

	For the nine month periods ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Other	$5,397	$98	2.43%	$15,517	$600	5.17%
FHLB stock	5,263	239	6.07	2,724	122	5.99
Investment securities available for sale, nontaxable (2)	52,093	1,363	3.49	49,973	1,340	3.59
Investment securities available for sale, taxable (2)	70,059	3,053	5.82	57,771	2,046	4.74
Loans, net of unearned (1)	1,101,390	55,253	6.70	973,358	58,079	7.98
Total interest-earning assets	1,234,202	60,006	6.49	1,099,343	62,187	7.56

Noninterest-earning assets
Cash and due from banks	31,421			30,841
Allowance for loan losses	(7,531)			(8,426)
Premises and equipment, net	24,482			24,861
Premises held for sale	1,651			-
Goodwill, net	3,688			3,688
Core deposit intangibles, net	63			109
Accrued interest receivable	6,150			5,975
Other	15,998			14,366
Total noninterest-earning assets	75,922			71,414

Total assets	$1,310,124			$1,170,757

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$380,673	$4,309	1.51%	$352,138	$7,536	2.86%
Money market deposit accounts	108,041	1,614	2.00	114,380	2,952	3.45
Savings deposit accounts	37,735	97	0.34	41,518	106	0.34
Time deposit accounts	387,430	12,335	4.25	357,493	11,733	4.39
Total interest-bearing deposits	913,879	18,355	2.68	865,529	22,327	3.45

Retail repurchase agreements	18,159	224	1.65	13,502	425	4.21
Commercial paper (Master notes)	31,060	319	1.37	26,185	839	4.28
Other short-term borrowings	45,876	862	2.51	11,932	497	5.57
Long-term borrowings	37,861	864	3.05	6,044	173	3.83
Total interest-bearing liabilities	1,046,835	20,624	2.63	923,192	24,261	3.51

Noninterest-bearing liabilities
Noninterest-bearing deposits	137,908			133,663
Accrued interest payable	2,295			2,455
Other	7,972			6,411
Total noninterest-bearing liabilities	148,175			142,529

Total liabilities	1,195,010			1,065,721

Shareholders' equity	115,114			105,036

Total liabilities and shareholders' equity	$1,310,124			$1,170,757

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$39,382	4.26%		$37,926	4.61%

(1)			Calculated including mortgage loans held for sale. Nonaccrual loans are included in average balances for yield computations.
The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(2)			The average balances for investment securities include the unrealized gain or loss recorded for available for sale securities.

Rate / Volume Analysis. As summarized in the preceding table, net interest income increased $1.5 million, or 3.8%, during the nine month period ended September 30, 2008 over the same period of 2007.  The following table summarizes the dollar amount of changes in interest income and interest expense attributable to changes in average volume and the amount attributable to changes in average interest rates when comparing the nine month period ended September 30, 2008 to the nine month period ended September 30, 2007 (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days of each year.

	Change in average volume	Change in average rate	Change due to difference in number of days	Total change
Interest-earnings assets
Other	$(276)	(225)	(1)	(502)
FHLB stock	115	2	-	117
Investment securities available for sale	485	542	3	1,030
Loans	13,285	(16,161)	50	(2,826)
Total interest income	$13,609	(15,842)	52	(2,181)

Interest-bearing liabilities
Interest-bearing deposits	$1,340	(5,329)	17	(3,972)
Retail repurchase agreements	264	(465)	-	(201)
Commercial paper (Master notes)	196	(716)	-	(520)
Other short-term borrowings	451	(87)	1	365
Long-term borrowings	719	(28)	-	691
Total interest expense	$2,970	(6,625)	18	(3,637)

Net interest income	$10,639	(9,217)	34	1,456

Federal Reserve Rate Net Interest Income Influence. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate or the federal funds interest rate thereby impacting net interest income for the nine month periods ended September 30, 2007 and September 30, 2008.

	Prime rate	Federal funds rate
Rate, at December 31, 2006	8.25%	5.25

Changes in rate	(0.50)	(0.50)

Rate, at September 30, 2007	7.75%	4.75

Rate, at December 31, 2007	7.25%	4.25

Changes in rate	(2.25)	(2.25)

Rate, at September 30, 2008	5.00%	2.00

Provision for Loan Losses.  The provision for loan losses totaled $1.8 million for the nine month period ended September 30, 2008 compared with $1.2 million for the same period of 2007. See Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding the factors impacting the amount added to the allowance for loan losses, through its provision for loan losses.

Noninterest Income. Service Charges on Deposit Accounts, Net. The following table summarizes service charges on deposit accounts, net as a percentage of average fee impacted deposit accounts for the periods indicated (dollars in thousands). Management believes that service charges on deposit accounts, net as a percentage of total average transaction deposit accounts, annualized were impacted primarily by an increase in nonsufficient funds and overdraft activity during the nine month period ended September 30, 2008.

	For the nine month
	periods ended September 30,
	2008	2007
Service charges on deposit accounts, net	$6,429	5,900

Average interest-bearing transaction deposit accounts	$380,673	352,138
Average interest-bearing money market deposit accounts	108,041	114,380
Average interest-bearing savings deposit accounts	37,735	41,518
Average noninterest-bearing transaction deposit accounts	137,908	133,663
Total average transaction deposit accounts	$664,357	641,699

Service charges on deposit accounts, net as a percentage of total
average fee impacted deposit accounts	1.3%	1.2

Mortgage-Banking Income, Net. The following table summarizes the components of mortgage-banking income, net for the periods indicated (dollars in thousands).

	For the nine month
	periods ended September 30,
	2008	2007
Mortgage-servicing fees	$666	613
Gain on sales of mortgage loans held for sale, net	704	614
Mortgage-serciving right amortization, impairment, and recoveries	(720)	(360)
Other mortgage-banking income	197	120
Total mortgage-banking income, net	$847	987

Mortgage-servicing fees as a percentage of mortgage loans
serviced for the benefit of others at period end, annualized	0.24%	0.24

Other. As noted above, during 2007, in conjunction with a change in service providers, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest expense during the nine month period ended September 30, 2008 compared with the same period of 2007. The following table summarizes the related account for the periods indicated (in thousands).

	For the nine month
	periods ended September 30,
	2008	2007
Merchant income	$872	163
Merchant expense	(677)	-
Merchant income, net	$195	163

Merchant income is included in other noninterest income on the Consolidated Interim Statements of Income, and merchant expense accounts are included in other noninterest expense on the Consolidated Interim Statements of Income.  Although the fluctuation in merchant income, net had relatively little impact on the Company’s Consolidated Interim Statements of Income over the periods noted, the change in recording method did impact the breakout within other noninterest income and other noninterest expense of the Consolidated Interim Statements of Income. The following table adjusts reported other noninterest income for the merchant income account for the periods indicated (in thousands).

	For the nine month
	periods ended September 30,
	2008	2007
Other noninterest income	$4,016	3,402
Merchant income	(872)	(163)
Other noninterest income, adjusted	$3,144	3,239

After adjusting for this account, other noninterest income decreased $95 thousand, or 2.9%, during the nine month period ended September 30, 2008 over the same period of 2007.  The following table summarizes significant fluctuations, both recurring and nonrecurring in nature, within other noninterest income, adjusted for the periods indicated (dollars in thousands).

	For the nine month
	periods ended September 30,		Dollar	Percent
	2008	2007	variance	variance
Automatic teller machine fee	$926	763	163	21.4%
Debit card	1,114	992	122	12.3
Moneygram	121	193	(72)	(37.3)
Miscellaneous	259	529	(270)	(51.0)
	$2,420	2,477	(57)	(2.3)%

Included within miscellaneous income for the nine month period ended September 30, 2008 was a pretax first quarter gain of approximately $226 thousand, recorded in March 2008, resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa's recent initial public offering.

Included within miscellaneous income for the nine month period ended September 30, 2007 was a pretax first quarter gain of approximately $487 thousand resulting from the Company’s sale of its MasterCard stock.  During the third quarter of 2007, the Bank converted its shares of Class B common stock on a one-for-one basis into shares of Class A common stock for subsequent sale to public investors.

Noninterest Expense. Salaries and Other Personnel. Comprising 55.9% of noninterest expense during the nine month period ended September 30, 2008 and 60.8% of noninterest expense during the same period of 2007, salaries and other personnel expense decreased by $1.1 million over the periods. This increase resulted from several factors, both recurring and nonrecurring in nature.

The following nonrecurring transactions, all of which were disclosed in the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, resulted in additional salaries and other personnel expense for the nine month period ended September 30, 2007 of $1.3 million over those for the same period of 2008.

Cash surrender value of life insurance (income)	$898
401(k) error contribution (expense)	(1,325)
Pension (expense)	(902)
Nonrecurring salaries and other personnel transactions	$(1,329)

Employee and officer salaries, including officer incentive plan expense, increased slightly from the nine month period ended September 30, 2007 to the same period of 2008. Contributing to this increase were annual merit raises for employees and officers as well as the addition of new officer positions including those positions created in connection with the opening of the new Rock Hill banking office.  The Bank celebrated the grand opening of its Rock Hill banking office during September 2008.

Loss on Disposition of Premises, Furniture, and Equipment. During the second quarter of 2007, the Company signed a build-to-suit lease agreement with regard to the relocation of its corporate headquarters to Greenville, South Carolina.  Under the terms of this agreement, the Company’s new headquarters will be constructed on the site of the Company’s current downtown Greenville banking office that is leased from the same lessor. In conjunction with the demolition of the current downtown Greenville banking office, the Company wrote off $346 thousand in leasehold improvements during the third quarter of 2007.

Marketing expenses increased $205 thousand during the nine month period ended September 30, 2008 over the same period of 2007 primarily as a result of increases in expenses related to the advertisement of promotional deposit products and additional expenses related to the opening of the new Rock Hill banking office.

Other.  As noted above, during 2007, the recording of merchant services was changed from a net income and expense method to a gross income and expense method.  This change impacted the comparability of other noninterest expense during the nine month period ended September 30, 2008 compared with the same period of 2007. The following table adjusts reported other noninterest expense for the merchant expense accounts for the periods indicated (in thousands).

	For the nine month
	periods ended September 30,
	2008	2007
Other noninterest expense	$8,151	6,398
Merchant expense	(677)	-
Other noninterest expense, adjusted	$7,474	6,398

After adjusting for these accounts, other noninterest expense increased $1.1 million, or 16.8%, during the nine month period ended September 30, 2008 over the same period of 2007.  The following table summarizes significant fluctuations within other noninterest expense, adjusted for the periods indicated (in thousands).

	For the nine month
	periods ended September 30,		Dollar
	2008	2007	variance
FDIC assessment	$545	119	426
Sundry losses	199	40	159
Real estate acquired in settlement of loans writedowns	426	152	274
	$1,170	311	859

During the second quarter of 2006, as a result of a software upgrade, the Company experienced a temporary delay in check processing and electronic check processing.  At December 31, 2006, the Bank had exposure, and reserved for within other noninterest expense in the Consolidated Interim Statements of Income, of approximately $174 thousand related to items uncollected at that date.  Subsequently, during the first three months of 2007, the Bank collected virtually all of these items.  Therefore, this reserve was reversed during the first quarter of 2007.  Excluding this nonrecurring reversal, sundry losses would have been $214 thousand for the nine month period ended September 30, 2007.

Expenses related to real estate acquired in settlement of loans during the nine month period ended September 30, 2008 totaled $426 thousand, substantially all of which was related to the holding of the Bank’s purchased portion of a participation agreement relative to a commercial real estate property within the portfolio. The lead bank is managing the operations of the property and is currently working with an external firm to market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.  As such, the Bank must cover 20% of the costs related to the property.

Provision for Income Taxes.  Income tax expense totaled $6.5 million for the nine month period ended September 30, 2008, compared with $5.9 million for the same period of 2007.  The Company’s effective tax rate was 35.1% for the nine month period ended September 30, 2008 compared with 33.5% for the nine month period ended September 30, 2007. The increase in the effective tax rate when comparing the two periods was primarily the result of the recognition of an increase in nontaxable income relative to cash surrender value of key man life insurance during the third quarter of 2007.  The Company’s effective income tax rate is expected to be approximately 35% for 2008.

Recently Issued / Adopted Accounting Pronouncements

See Part I – Financial Information, Item 1. Financial Statements, Note 1 contained herein for discussion regarding recently issued and recently adopted accounting pronouncements and their expected impact on the Company’s business, financial condition, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset / liability management involves the evaluation, monitoring, and management of interest rate risk, market risk, liquidity, and funding.

Interest Rate Risk

Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. The Company is subject to interest rate risk because:

  Assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, earnings will initially decline);
  Assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, the Company may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);
  Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or
  The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the investment securities available for sale portfolio may prepay significantly earlier than anticipated – which could reduce portfolio income).

Interest rates may also have a direct or indirect impact on loan demand, credit losses, mortgage origination volume, the mortgage-servicing rights portfolio, the value of the Company’s pension plan assets and liability, and other financial instruments directly or indirectly impacting earnings.

The Company assesses interest rate risk by comparing its most likely earnings plan with various earnings simulations using different interest rate scenarios. Simulation estimates depend on, and will change with, the size and mix of the Company’s actual and projected balance sheet at the time of each simulation. As of September 30, 2008, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points.

Interest rate scenario	Percentage change in net interest income from base
Up 200 basis points	(6.12)%
Up 100 basis points	(3.08)
Down 100 basis points	1.60
Down 200 basis points	1.09

Overall, the model results indicate that the Company’s balance sheet is liability sensitive. A liability sensitive balance sheet suggests that in falling interest rate environment, net interest income would increase and during an increasing interest rate environment, net interest income would decrease.

The following table shows the Company’s one-year dynamic gap at September 30, 2008 (dollars in thousands).

Interest-earning assets maturing or repricing within one year	$761,699
Interest-bearing liabilities maturing or repricing within one year	874,933
Cumulative gap	$(113,234)

Cumulative gap as a percent of total assets	(8.4)%

The Company's negative gap indicates that cumulative interest-bearing liabilities exceed cumulative interest-earning assets and suggests increasing net interest income in periods of declining interest rates.  This relationship may not always be ensured due to the repricing attributes of both interest-earning assets and interest-bearing liabilities and the shape of the yield curve. As the table above indicates, management believes that the Company's net interest income will be positively impacted by a decline in interest rates.

Mortgage Banking Interest Rate and Market Risk

The Company originates, funds and services mortgage loans, which subjects it to various risks, including credit, liquidity, and interest rate risks. Based on market conditions and other factors, the Company may reduce unwanted credit and liquidity risks by selling some of the mortgage loans it originates. On the other hand, the Company may hold originated mortgage loans in its loan portfolio as an investment for growing base of core deposits. The Company determines whether the loans will be held for investment or held for sale at the time of commitment. The Company may subsequently change its intent to hold loans for investment and sell some or all of its mortgage loans in conjunction with asset / liability management.

Interest rate and market risk can be substantial in the mortgage-banking business. Changes in interest rates may potentially impact total origination and servicing fees, the fair value of the mortgage-servicing rights portfolio, the value of mortgage loans held for sale, the associated income and loss reflected in mortgage-banking noninterest income, and the value of derivative loan commitments (interest rate locks) extended to mortgage applicants.

Interest rates impact the amount and timing of origination and servicing fees because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and may also lead to an increase in servicing fee income, depending on the level of new loans added to the mortgage-servicing rights portfolio and prepayments. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, interest rate changes will impact origination and servicing fees with a lag. The amount and timing of the impact on origination and servicing fees will depend on the magnitude, speed, and duration of the change in interest rates.

A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the mortgage-servicing rights portfolio, increases the amortization of the mortgage-servicing rights portfolio and, therefore, reduces the book value the mortgage-servicing rights portfolio. This increase in amortization results in increased charges to income. An increase in interest rates generally has the opposite impact. However, an increase in interest rates can also reduce mortgage loan demand and, therefore, reduce origination income.

As part of the Company’s mortgage-banking activities, it enters into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds the Company to lend to a potential borrower at a specified interest rate and within a specified period of time. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments, if material, are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage-banking noninterest income. For interest rate lock commitments issued prior to January 1, 2008, a zero fair value for the derivative loan commitment was recorded at inception consistent with SAB No. 105. Effective January 1, 2008, in accordance with SAB No. 109, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments were required to be included, at inception and during the life of the loan commitment.  The implementation of SAB No. 109 did not have a material impact on the valuation of the Company’s loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is impacted primarily by changes in interest rates and the passage of time. At September 30, 2008, and December 31, 2007, the fair value of the Company’s derivative assets related to derivative loan commitments and its forward loan sales commitments were immaterial.

Outstanding derivative loan commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, the Company utilizes forward sales commitments as economic hedges against the potential decreases in the values of the loans. The Company expects that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged.

Market Risk – Equity Markets

Changes in equity market prices may indirectly impact the Company’s net income by impacting the value of third party assets under management and, therefore, related fee income, particular borrowers, whose ability to repay principal and / or interest may be affected by the stock market, or brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.

Liquidity and Funding

The objective of effective liquidity management is to ensure that the Company can meet customer loan requests, customer deposit maturities / withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, the Company’s Asset / Liability Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets.

Debt securities in the securities available for sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold. Asset liquidity is further enhanced by the Company’s ability to sell loans in secondary markets and to pledge select assets to access secured borrowing facilities. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Additional funding is provided by short-term and long-term borrowings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, the President and Chief Operating Officer (Principal Financial Officer) and several other members of the Company’s senior management as of September 30, 2008, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer)) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Third Quarter Internal Control Changes

During the third quarter of 2008, the Company did not make any changes in its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for a discussion of the information required by this item.

Item 1A. Risk Factors

For a discussion of certain risk factors that could cause the Company’s financial results and condition to vary materially from period to period or cause actual results to differ from expectations for future financial and business performance, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These risks are exacerbated by the recent developments in national and international financial markets, and the Company is unable to predict what impact these uncertain market conditions will have on the company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely impact the Company’s business, financial condition, results of operations, or cash flows. The Company has identified the following risk factors as a result of the recent developments in national and international financial markets.

o      Lower or negative revenue growth because of the Company’s inability to cross-sell more products to its existing customers;

o      Decreased demand for the Company’s products and services and lower revenue and earnings because of an economic recession;

o      Reduced fee income from the Company’s trust and brokerage businesses because of a fall in stock market prices;

o      Lower net interest margin, decreased mortgage loan originations and reductions in the value of the Company’s mortgage-servicing rights portfolio due to changes in interest rates;

o      Increased funding costs due to market illiquidity and increased competition for deposit funding;

o      Increased funding costs due to increased competition for borrowed funding;

o      Negative impact on the Company’s liquidity due to the availability of borrowed funding;

o      Reduced earnings due to higher credit losses generally and specifically because:

o     Losses in the Company’s real estate loan portfolios are greater than expected due to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior, or other factors; and / or

o     The Company’s loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

o      Higher credit losses due to federal or state legislation or regulatory action that reduces the amount that the Company’s borrowers are required to pay us;

o      Higher credit losses due to federal or state legislation or regulatory action that limits the Company’s ability to foreclose on properties or other collateral or makes foreclosure less economically feasible;

o      Changes to the allowance for loan losses following periodic examinations by banking regulators;

o      Negative impact on the Company’s mortgage-servicing rights and investment portfolios because of financial difficulties or credit downgrades of mortgage and bond issuers;

o      Reduced earnings due to writedowns of the carrying value of investment securities available for sale following a determination that the securities are other-than-temporarily impaired;

o      Changes in accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

o      Reduced earnings due to actual returns on pension plan assets being lower than expected, resulting in an increase in future net periodic benefit expense;

o      Federal and state regulations;

o      The loss of checking and savings account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and

o      Fiscal and monetary policies of the Federal Reserve Board.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Bank is a member of the Deposit Insurance Fund (“DIF”). The FDIC uses the DIF to cover insured deposits in the event of a bank failure and maintains the fund by assessing member banks an insurance premium. Recent failures have caused the DIF to fall below the minimum balance required by law, forcing the FDIC to consider action to rebuild the fund by raising the insurance premiums assessed member banks. Depending on the frequency and severity of bank failures, the increase in premiums could be significant and negatively impact the Company’s earnings.

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

Date: November 10, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002