Form 10-Q
period 2009-03-31
PALMETTO BANCSHARES INC
filed 2009-05-11
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26016

PALMETTO BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

306 East North Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)

(800) 725–2265
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
-----------------------------	-------------------------------
Common stock, $5.00 par value	6,487,630

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are estimates or forecasts about Palmetto Bancshares, Inc. and our subsidiary, Palmetto Bank (the “Bank”) which includes the Bank’s brokerage subsidiary, Palmetto Capital (collectively referred to as the “Company”, which may be referred to as we, us, or our), and our markets based on assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure and which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the material risks and uncertainties that we believe may cause actual results to differ from those discussed in the forward-looking statements.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated (Interim) Balance Sheets
(dollars in thousands, except common and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$67,992	29,305
Federal funds sold	-	-
Total cash and cash equivalents	67,992	29,305

Federal Home Loan Bank ("FHLB") stock, at cost	7,010	6,566
Investment securities available for sale, at fair value	117,961	125,596
Mortgage loans held for sale	11,562	7,415

Loans, gross	1,156,362	1,158,480
Less: allowance for loan losses	(12,606)	(11,000)
Loans, net	1,143,756	1,147,480

Premises and equipment, net	28,794	26,347
Premises held for sale	-	1,651
Goodwill, net	3,691	3,691
Core deposit intangibles, net	23	34
Accrued interest receivable	5,491	5,466
Other	17,290	18,724
Total assets	$1,403,570	1,372,275

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$130,003	133,248
Interest-bearing	1,037,149	937,031
Total deposits	1,167,152	1,070,279

Retail repurchase agreements	21,105	16,357
Commercial paper (Master notes)	23,222	27,955
Other short-term borrowings	15,403	79,785
Long-term borrowings	52,000	52,000
Accrued interest payable	1,867	1,857
Other	5,271	8,266
Total liabilities	1,286,020	1,256,499

Shareholders' equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,487,630 and 6,446,090
at March 31, 2009 and December 31, 2008, respectively	32,260	32,230
Capital surplus	2,373	2,095
Retained earnings	89,173	87,568
Accumulated other comprehensive loss, net of tax	(6,256)	(6,117)
Total shareholders' equity	117,550	115,776

Total liabilities and shareholders' equity	$1,403,570	1,372,275

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Income
(dollars in thousands, except common and per share data) (unaudited)

	For the three month periods ended March 31,
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$6	42
Dividends paid on FHLB stock	-	57
Interest earned on investment securities available for sale
United States ("U.S.") Treasury and federal agencies (taxable)	-	199
State and municipal (nontaxable)	429	459
Collateralized mortgage obligations (taxable)	841	157
Other mortgage-backed (taxable)	263	275
Interest and fees earned on loans	16,048	19,051
Total interest income	17,587	20,240

Interest expense
Interest paid on deposits	4,712	7,116
Interest paid on retail repurchase agreements	13	112
Interest paid on commercial paper	15	144
Interest paid on other short-term borrowings	77	251
Interest paid on long-term borrowings	371	68
Total interest expense	5,188	7,691

Net interest income	12,399	12,549

Provision for loan losses	2,175	488

Net interest income after provision for loan losses	10,224	12,061

Noninterest income
Service charges on deposit accounts, net	1,884	2,167
Fees for trust and investment management and brokerage services	534	756
Mortgage-banking income	865	469
Investment securities gains	2	-
Other	1,146	1,513
Total noninterest income	4,431	4,905

Noninterest expense
Salaries and other personnel	5,862	6,195
Occupancy	916	805
Furniture and equipment	883	944
Loss on disposition of premises, furniture, and equipment	55	-
Marketing	297	332
Amortization of core deposit intangibles	11	11
Other	3,514	3,096
Total noninterest expense	11,538	11,383

Net income before provision for income taxes	3,117	5,583

Provision for income taxes	1,123	1,937

Net income	$1,994	3,646

Common and per share data
Net income - basic	$0.31	0.57
Net income - diluted	0.31	0.56
Cash dividends	0.06	0.20
Book value	18.12	17.54

Weighted average common shares outstanding - basic	6,448,668	6,431,172
Weighted average common shares outstanding - diluted	6,529,972	6,519,127

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
(dollars in thousands, except common and per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total

Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256

Net income				3,646		3,646

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $276					445
Reclassification adjustment included
in net income, net of tax impact of $0					-
Net unrealized gain on investment securities available for sale						445

Defined benefit pension plan
Impact of FASB No. 158, net of tax impact of $186					(345)	(345)

Comprehensive income						3,746

Cumulative effect of adoption of new accounting standard
Emerging Issues Task Force ("EITF") No. 06-10				(99)		(99)
Cash dividend declared and paid ($0.20 per share)				(1,287)		(1,287)
Compensation expense related to stock option plan			23			23
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided			78			78
Common stock issued pursuant to stock option plan	11,000	55	64			119

Balance at March 31, 2008	6,432,765	$32,164	$1,829	$81,481	$(2,638)	$112,836

Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776

Net income				1,994		1,994

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net
of tax impact of $84					(138)
Reclassification adjustment included
in net income, net of tax impact of $1					(1)
Net unrealized loss on investment securities available for sale						(139)

Comprehensive income						1,855

Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			16			16
Income tax benefits from exercises of nonqualified stock
options in excess of amount previously provided			107			107
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	37,540	10	69			79

Balance at March 31, 2009	6,487,630	$32,260	$2,373	$89,173	$(6,256)	$117,550

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY Consolidated Interim Statements of Cash Flows (in thousands)
	For the three months ended March 31,
	2009	2008
	(unaudited)
Operating activities
Net income	$1,994	3,646
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	570	482
Loss on dispositions of premises, furniture, and equipment	47	-
Loss on dispositions of premises held for sale	8	-
Amortization of core deposit intangibles	11	11
Amortization of unearned discounts / premiums on investment securities available for sale, net	27	69
Investment securities gains	(2)	-
Provision for loan losses	2,175	488
Originations of mortgage loans held for sale	(52,276)	(19,120)
Proceeds from sale of mortgage loans held for sale	53,432	14,043
Gains on sales of mortgage loans held for sale, net	(522)	(189)
Writedowns and losses on sales of real estate acquired in settlement of loans	19	70
Compensation expense related to stock options granted	16	23
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	107	78
Decrease in interest receivable and other assets, net	464	301
Decrease in accrued interest payable and other liabilities, net	(1,903)	(357)
Net cash provided by (used in) operating activities	4,167	(455)

Investing activities
Proceeds from maturities, calls, and paydowns of investment securities available for sale	7,386	13,832
Purchases of investment securities available for sale	-	(44,615)
Purchases of FHLB stock	(1,344)	(2,576)
Redemptions of FHLB stock	900	405
Increase in loans, net	(3,505)	(28,865)
Proceeds on sale of real estate acquired in settlement of loans	202	105
Proceeds on sale of premises held for sale	1,643	-
Purchases of premises and equipment, net	(3,064)	(1,446)
Net cash provided by (used in) investing activities	2,218	(63,160)

Financing activities
(Decrease) increase in transaction, money market, and savings deposit accounts, net	(19,248)	2,567
Increase (decrease) in time deposit accounts, net	116,121	(6,187)
Increase in retail repurchase agreements, net	4,748	4,518
(Decrease) increase in commercial paper, net	(4,733)	3,099
(Decrease) increase in other short-term borrowings	(64,382)	7,500
Increase in long-term borrowings	-	35,000
Proceeds from exercise of stock options	185	119
Cash dividends paid on common stock	(389)	(1,287)
Net cash provided by financing activities	32,302	45,329

Net increase (decrease) in cash and cash equivalents	38,687	(18,286)
Cash and cash equivalents, beginning of period	29,305	52,232
Cash and cash equivalents, end of period	$67,992	33,946

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$5,178	7,817
Income taxes	1,510	2,212
Significant noncash activities
Net unrealized (losses) gains on investment securities available for sale, net of tax	$(139)	445
Loans transferred to real estate acquired in settlement of loans, at fair value	273	392
Premises reclassified as held for sale, at fair value	-	-
Net unrealized (losses) gains on pension plan assets, net of tax	-	(345)
Impact of defined benefit pension plan curtailment, net of tax	-	-
Loans transferred from held for investment portfolio to held for sale portfolio	4,781	-

See Notes to Consolidated Interim Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Interim Financial Statements

1.       Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company”, which may be referred to as we, us, or our) is a regional bank holding company organized in 1982 under the laws of South Carolina currently headquartered in Greenville, South Carolina.  Palmetto Bancshares provides, through our subsidiary, the Palmetto Bank (the “Bank”), and the Bank's wholly owned subsidiary, Palmetto Capital, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our market area primarily within northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of the Company.  In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature.  Assets that we hold in a fiduciary or agency capacity for customers are not included in our Consolidated Interim Financial Statements because those items do not represent assets of the Company.  Our accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.

The Consolidated Interim Financial Statements contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature, unless otherwise disclosed. The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Interim Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance.  As of and since March 31, 2009, we have made no changes to our determination in the Annual Report on Form 10-K for the year ended December 31, 2008 that we had one reportable operating segment,  banking.

Use of Estimates

In preparing the Consolidated Interim Financial Statements, we make estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Interim Financial Statements for the years presented.  Actual results could differ from these estimates and assumptions.  Therefore, the results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Interim Financial Statements and Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no impact on the prior periods’ net income or retained earnings as previously reported.

Balance Sheet.  The following table summarizes the Consolidated Balance Sheet at December 31, 2008, as then reported, prior to reclassifications (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheet
(in thousands)

December 31,
2008

Assets
Cash and cash equivalents
Cash and due from banks	$29,305
Federal funds sold	-
Total cash and cash equivalents	29,305

FHLB stock, at cost	6,566
Investment securities available for sale, at fair value	125,596
Mortgage loans held for sale	7,415

Loans, gross	1,158,480
Less: allowance for loan losses	(11,000)
Loans, net	1,147,480

Premises and equipment, net	26,347
Premises held for sale	1,651
Goodwill, net	3,691
Core deposit intangibles, net	34
Accrued interest receivable	5,466
Other	16,449
Total assets	$1,370,000

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$133,248
Interest-bearing	937,031
Total deposits	1,070,279

Retail repurchase agreements	16,357
Commercial paper (Master notes)	27,955
Other short-term borrowings	79,785
Long-term borrowings	52,000
Accrued interest payable	1,857
Other	5,991
Total liabilities	1,254,224

Shareholders' equity
Common stock	32,230
Capital surplus	2,095
Retained earnings	87,568
Accumulated other comprehensive loss, net of tax	(6,117)
Total shareholders' equity	115,776

Total liabilities and shareholders' equity	$1,370,000

Included within the other assets and other liabilities financial statement line items in the Consolidated Balance Sheet for the year ended December 31, 2008 were negative balance accounts.  In an effort to provide more transparent information to the readers of our financial statements, these negative balances were reclassified to their normal balance position for the March 31, 2009 Consolidated (Interim) Balance Sheets.

Statement of Income.  The following table summarizes the Consolidated Interim Statement of Income for the period ended March 31, 2008, as then reported, prior to reclassifications (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY
Consolidated Interim Statement of Income
(in thousands)

For the three month period ended March 31,
2008

Interest income
Interest earned and fees on loans	$19,051
Interest earned on investment securities available for sale	1,090
Dividends paid on FHLB stock	57
Interest earned on federal funds sold	37
Interest earned on cash and due from banks	5
Total interest income	20,240

Interest expense
Interest paid on deposits	7,116
Interest paid on retail repurchase agreements	112
Interest paid on commercial paper	144
Interest paid on other short-term borrowings	251
Interest paid on long-term borrowings	68
Total interest expense	7,691

Net interest income	12,549

Provision for loan losses	488

Net interest income after provision for loan losses	12,061

Noninterest income
Service charges on deposit accounts	2,167
Fees for trust and investment management and brokerage services	756
Mortgage-banking income	253
Other	1,513
Total noninterest income	4,689

Noninterest expense
Salaries and other personnel	6,195
Occupancy	421
Furniture and equipment	1,328
Marketing	332
Amortization of core deposit intangibles	11
Other	2,880
Total noninterest expense	11,167

Net income before provision for income taxes	5,583

Provision for income taxes	1,937

Net income	$3,646

Within this Quarterly Report on Form 10-Q, in an effort to provide more transparent information to readers of our financial statements, we reclassified certain expenses relating to our mortgage-servicing rights portfolio.  For periods that ended prior to December 31, 2008, such amounts were reported net of mortgage-banking income within the noninterest income section on the Consolidated Interim Statements of Income.  Within this Quarterly Report on Form 10-Q for the period ended March 31, 2009, such expenses have been reclassified, resulting in prior period reclassifications, and are reported gross within the other noninterest expense financial statement line item within the Consolidated Interim Statements of Income.

Additionally, balances previously reported within the furniture and equipment financial statement line item within the noninterest expense section of the Consolidated Interim Statements of Income were reclassified to the occupancy financial statement line item also within noninterest expense for more appropriate comparative purposes.  The aggregate balance of these two accounts remains unchanged.

Statement of Cash Flows.  During the first quarter of 2008, the clearing account in which mortgage loan sales proceeds are recorded until the paperwork is processed was reported within other in the assets section of the Consolidated (Interim) Balance Sheet.  During the second quarter of 2008, the clearing account began being offset against mortgage loans held for sale.  Within this Quarterly Report on 10-Q, prior period balances have been reclassified and are reported within mortgage loans held for sale.  This reclassification impacted the reporting of cash flows relative to mortgage loans held for sale for the three month period ended March 31, 2008.

Recently Adopted Accounting Pronouncements

Following is a summary of applicable accounting pronouncements adopted by the Company during the three month period ended March 31, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial impacts of the business combination. SFAS No. 141(R) is effective for our acquisitions taking place on or after January 1, 2009.  We will assess the impact SFAS No. 141(R) would have on our financial position, results of operations, or cash flows if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin ("ARB") No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice existed. In some cases, minority interest was reported as a liability and in others it was reported in the mezzanine section between liabilities and equity. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 was adopted on January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP No. 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset and presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” However, if certain criteria are met, the initial transfer and repurchase financing are not to be evaluated as a linked transaction but are to be evaluated separately under SFAS No. 140.  FSP No. 140-3 was effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, FSP No. 140-3 was adopted on January 1, 2009.  The adoption of FSP No. 140-3 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  It is intended to enhance the disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  SFAS No. 161 was effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, we adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles.  FSP No. 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. As such, we adopted FSP No. 142-3 on January 1, 2009.  The adoption of FSP No. 142-3 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB No. 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  FSP APB No. 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. As such, we adopted the Staff Position on January 1, 2009.  Its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the income per share computation.  FSP EITF No. 03-6-1 was adopted on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2008, the FASB issued SFAS No. 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The Staff Position is effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP No. 133-1 and FIN No. 45-4 amends SFAS No. 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.  The Staff Position also amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require disclosure of the current status of the payment / performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.  The Staff Position encourages that the amendments be applied in periods earlier that the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.  FSP No. 133-1 and FIN No. 45-4 clarifies the effective date of SFAS No. 161 such that required disclosures should be provided for any reporting period (annual or interim) beginning after November 15, 2008.  We adopted FSP SFAS No. 133-1 and FIN No. 45-4 on January 1, 2009.  These pronouncements amend only the disclosure requirements for credit derivatives and certain guarantees.   Therefore, the adoption of FSP SFAS No. 133-1 and FIN No. 45-4 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  Prior to the FSP, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” depending on the type of security. EITF No. 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS No. 115 determined impairment to be other-than-temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF No. 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS No. 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. We have reviewed our security portfolio and evaluated the portfolio for any other-than-temporary impairments.  Its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The Staff Position requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS No. 141(R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset / liability existed / was incurred or no reasonable amount can be determined, no asset or liability is recognized. Each entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS No. 141(R). The Staff Position was effective for business combinations with an acquisition date on or after the beginning of our first annual reporting period beginning on or after December 15, 2008. We will assess the impact FSP SFAS No. 141(R)-1 would have on our financial condition, results of operations, or cash flows if and when a future acquisition occurs.

Also in April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS No. 115-2 and SFAS No. 124-2.  SAB  No. 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that other-than-temporary impairment is not necessarily the same as permanent impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a writedown to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance, and its adoption had no impact on our financial position, results of operations, or cash flows.

Recently Issued Applicable Accounting Pronouncements

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonrecurring, nonfinancial instruments to fiscal years beginning after November 15, 2008. Therefore, these disclosure requirements will be required in our 2009 annual reporting.  Because SFAS No. 157 provides guidance and amends only the disclosure requirements for fair value measurements, we do not anticipate that its adoption will have a material impact on our financial position, results of operations, or cash flows.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The Staff Position provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  FSP SFAS No. 132(R)-1is effective for fiscal years ending after December 15, 2009.  Therefore, these disclosure requirements will be required in the Company’s 2009 annual reporting.  The Staff Position will require us to provide additional disclosures related it to our benefit plans.  However, because such pronouncements amend only the disclosure requirements for plan assets of a defined benefit pension or other postretirement plan, we do not anticipate that its adoption will have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which categorize losses on debt securities available-for sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment ("OTTI") exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS No. 115 and FSP SFAS No. 115-1 and SFAS No. 124-1, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" are also required for interim periods (including the aging of securities with unrealized losses).  FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the staff position during the second quarter of 2009 but do not anticipate its adoption will have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”  The Staff Position recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS No. 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.  FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We will adopt the staff position during the second quarter of 2009 but do not anticipate that its adoption will have a material impact on our financial condition, results of operations, or cash flows.

Also in April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”  which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market, it is considered a publicly traded company for this purpose. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We will adopt the staff position during the second quarter of 2009. Because the FSP pertains to disclosure requirements, we do not anticipate that its adoption will have a material impact on our financial condition, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.       Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve Board regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis.  Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag.  For the maintenance period ended on April 8, 2009, based on reservable liabilities from February 24, 2009 through March 9, 2009, the Federal Reserve required the Bank to maintain reserves of $9.2 million.  Due to our levels of vault cash, no reserves were required to be maintained at our correspondent transaction settlement bank in addition to $1.0 million that was required to be maintained with the Federal Reserve.

 The Emergency Economic Stimulus Act (“EESA”) accelerated, to October 1, 2008, the effective date for the Federal Reserve’s authority to pay interest on account balances that depository institutions hold at the Federal Reserve banks.  The provisions to pay interest on such balances were contained in the Financial Services Regulatory Relief Act of 2006 with an original implementation date of October 1, 2011.  Accordingly, interest is now paid on balances held to satisfy reserve requirements and on balances held in excess of required reserve balances and clearing balances commencing with the maintenance period beginning on October 9, 2008. The interest rate paid on required reserve balances is the average targeted federal funds rate established by the Federal Open Market Committee over each reserve maintenance period less 10 basis points. The Federal Reserve anticipated that paying interest on required reserve balances would essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector.  The rate paid on excess balances was set initially as the lowest targeted federal funds rate for each reserve maintenance period less 75 basis points.  The formula for the interest rate on excess balances may be adjusted in light of experience and evolving market conditions. The payment of interest on excess reserves permits the Federal Reserve to expand its balance sheet as necessary to provide the liquidity to support financial stability while implementing the monetary policy that is appropriate in light of the Federal Reserve System’s macroeconomic objectives of maximum employment and price stability.  On October 22, 2008, the Federal Reserve announced that it would alter the formula used to determine the interest rate paid to depository institutions on excess balances. Under the new formula, the rate on excess balances was set equal to the lowest Federal Open Market Committee target rate in effect during the reserve maintenance period less 35 basis points.  This change became effective for the maintenance periods beginning Thursday, October 23, 2008.  The Federal Reserve judged that a narrower spread between the target funds rate and the rate on excess balances would help foster trading in the funds market at rates closer to the target rate.  Additionally, it agreed to continue to evaluate the appropriate setting of the rate on excess balances in light of evolving market conditions and make further adjustments as needed.

Concentrations and Restrictions on Cash and Cash Equivalents

In an effort to manage our associated risks, we generally do not maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions that are not subject to federal deposit insurance coverage. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

3.       Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

		March 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$47,088	1,535	(37)	48,586
Collateralized mortgage obligations	54,756	56	(4,952)	49,860
Other mortgage-backed (federal agencies)	18,953	562	-	19,515
Total investment securities available for sale	$120,797	2,153	(4,989)	117,961

		December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$50,297	635	(102)	50,830
Collateralized mortgage obligations	58,033	23	(3,417)	54,639
Other mortgage-backed (federal agencies)	19,876	270	(19)	20,127
Total investment securities available for sale	$128,206	928	(3,538)	125,596

Palmetto Bancshares uses prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. See Note 16 for further discussion regarding the amount and fair value hierarchy classification of investment securities measured at fair value using a third party pricing service and those measured at fair value using broker quotes.  We utilize multiple third party pricing services and brokers to obtain fair values; however, management generally obtains one price / quote for each individual security. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that vendor provide the price for each security in the class. We recorded the unadjusted value provided by the third party pricing service / broker in our Consolidated Interim Financial Statements, subject to our internal price verification procedures. Based upon management’s internal price verification procedures and review of fair value methodology documentation provided by third party pricing services, we have concluded that the fair values for our investment securities available for sale at March 31, 2009 were consistent with the guidance in SFAS No. 157.  At March 31, 2009, all collateralized mortgage obligations were valued using level three inputs as no active trading market existed at that time.

Other-Than-Temporary Impairment Analysis

Management conducts other-than-temporary impairment analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We recognize other-than-temporary impairment when it is probable that we will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost. The initial indication of other-than-temporary impairment for investment securities is a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the ability and intent to hold the investment for a period of time, sufficient to allow for any anticipated recovery.  We also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action, and for collateralized mortgage obligations, the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the remaining credit enhancement compared to expected credit losses of the security.

The following tables summarize the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	March 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	4	$1,147	$37	-	-	-	4	1,147	37
Collateralized mortgage obligations	5	18,003	1,305	7	25,423	3,647	12	43,426	4,952
Other mortgage-backed (federal agencies)	4	248	-	-	-	-	4	248	-
Total investment securities available for sale	13	$19,398	$1,342	7	25,423	3,647	20	44,821	4,989

	December 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	12	$5,441	$101	1	423	1	13	5,864	102
Collateralized mortgage obligations	13	52,603	3,417	-	-	-	13	52,603	3,417
Other mortgage-backed (federal agencies)	4	1,336	15	1	838	4	5	2,174	19
Total investment securities available for sale	29	$59,380	$3,533	2	1,261	5	31	60,641	3,538

The increase in investment securities available for sale in a gross unrealized losses position at March 31, 2009 was caused by extraordinarily wide asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts from cost. The fair value is expected to recover as the bonds approach their maturity dates or repricing dates or if market yields for such investments decline further. Gross unrealized losses increased $1.5 million from December 31, 2008 to March 31, 2009 primarily within the collateralized mortgage obligation sector of the investment securities portfolio.  Partially offsetting this increase were improvements within the state and municipal and other mortgage-backed sectors.  Gross unrealized losses on collateralized mortgage obligations in the twelve months or longer category increased based on our date of purchase.  We purchased each of the seven securities twelve to thirteen months prior to March 31, 2009.

Any decline in the fair value of available for sale securities below cost deemed to be other-than-temporary is reflected in income as a realized loss. As of March 31, 2009, we have received all principal and interest payments, believe that the principal and interest on these securities are fully recoverable, and have the ability and intent to hold the securities for the foreseeable future.  Accordingly, management believes the gross unrealized losses detailed in the preceding table are temporary, and, therefore, the securities were not other-than-temporarily impaired at March 31, 2009.

The fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates, and the credit enhancement levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that other-than-temporary impairments may occur in the future particularly in light of the current economic environment.

Concentrations of Risk

No state and municipal security issuers issued securities with fair values exceeding 2% of total shareholders’ equity at March 31, 2009.  Five state and municipal security issuers issued securities with fair values exceeding 1% of total shareholders’ equity at March 31, 2009 ranging from 1.0% to 1.8%.  Although all state and municipal securities are not rated “AAA,” all are within our ratings standard outlined in our Investment Policy which requires rated bonds to average between “Aa” to “A” by one of the major bond rating agencies.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.5% to 7.6% of total shareholders’ equity at March 31, 2009.

The following table summarizes issuer fair value concentration of other mortgage-backed investment securities, by issuer, at March 31, 2009 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total
Other mortgage-backed	$16,349	3,166	19,515

As a percentage of shareholders' equity	13.9%	2.7	16.6

Pledged

Approximately 57% of the investment securities portfolio, at fair value, was pledged to secure public deposits and trust assets at March 31, 2009 as compared with 55% at December 31, 2008.  Of the $67.5 million pledged available for sale investment securities balance at March 31, 2009, $54.7 million of the investment securities portfolio, at fair value, was securing public deposits and trust assets.  Of the $69.1 million pledged available for sale investment securities balance at December 31, 2008, $47.0 million of available for sale investment securities was securing public deposits and trust assets.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  Approximately $39.4 million, or 33%, of the investment securities portfolio, at fair value, was pledged to collateralize FHLB advances and letters of credit as of March 31, 2009 of which $35.4 million was utilized as lendable collateral.  In order to compute lendable collateral amounts, investment security market values are multiplied by a collateral value percentage.  At December 31, 2008, approximately $41.6 million, or 33%, of the investment securities portfolio, at fair value, was pledged to collateralize FHLB advances and letters of credit of which $37.5 million was utilized as lendable collateral.

4.       Loans

Composition

The following table summarizes gross loans, categorized by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2009		2008
	Total	% of total	Total	% of total
Commercial business	$143,809	12.4%	154,304	13.3
Commercial real estate	758,498	65.6	740,420	63.9
Installment	22,236	1.9	23,547	2.0
Installment real estate	85,295	7.4	85,506	7.4
Indirect	34,859	3.0	34,566	3.0
Credit line	1,913	0.2	2,090	0.2
Prime access	65,860	5.7	64,384	5.5
Residential mortgage	28,405	2.5	36,611	3.2
Bankcards	11,943	1.0	12,470	1.1
Business manager	293	-	152	-
Other	1,846	0.2	1,934	0.2
Loans in process	1,086	0.1	2,141	0.2
Deferred loans fees and costs	319	-	355	-
Loans, gross	$1,156,362	100.0%	1,158,480	100.0

The following table summarizes gross loans, categorized by the Federal Deposit Insurance Corporation (the “FDIC”) code, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	March 31, 2009		December 31, 2008
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$267,091	23.1%	$235,216	20.3
Farmland	650	0.1	882	0.1
Single-family residential	217,763	18.8	217,734	18.8
Multifamily residential	39,050	3.4	36,349	3.1
Nonfarm nonresidential	477,259	41.3	510,180	44.1
Commercial and industrial	74,184	6.4	73,609	6.4
Obligations of states and political subdivisions of the U.S.	1,223	0.1	2,602	0.2
General consumer	59,209	5.1	60,626	5.2
Credit line	5,878	0.5	6,215	0.5
Bankcards	11,841	1.0	12,416	1.1
Others	2,214	0.2	2,651	0.2
Loans, gross	$1,156,362	100.0%	$1,158,480	100.0

Loans included in both of the preceding loan composition tables are net of participations sold and mortgage loans sold and serviced for others.  Participations sold totaled $26.7 million at March 31, 2009 and December 31, 2008.  Mortgage loans serviced for the benefit of others amounted to $396.5 million and $377.3 million at March 31, 2009 and December 31, 2008, respectively.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans as well as a number of types of securities. Approximately $370.0 million, or 32%, of gross loans, excluding mortgage loans held for sale, were pledged to collateralize FHLB advances and letters of credit at March 31, 2009, of which $158.5 million was available as lendable collateral.  Of the $379.4 million loan balance, gross, excluding mortgage loans held for sale, pledged at December 31, 2008, $159.1 million was available as lendable collateral.  In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage.

Concentrations of Risk

Borrower Concentration. Management does not believe that the loan portfolio is concentrated in loans to any single borrower or a relatively small number of borrowers.

Geographic Concentration. Unlike larger national or regional banks that are more geographically diversified, our services are primarily provided to customers within our market area. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values, and the demand for our products and services, among other things. Although the geographic concentration limits us to the economic risks within our market area, the lack of geographic diversification may make us particularly susceptible to the adverse impacts of negative economic conditions that impact our market area.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2009 (dollars in thousands).

	Total	% of Bank's loan portfolio, gross	% of Bank's tier 1 capital
Secured by commercial real estate
Construction, land development, and other land loans	$267,091	23.1%	223.3
Multifamily residential	39,050	3.4	32.7
Nonfarm nonresidential	477,259	41.2	399.0
Total loans secured by commercial real estate	$783,400	67.7%	655.0

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2009 (dollars in thousands).

	Total	% of Bank's loan portfolio, gross	% of Bank's tier 1 capital
Development commercial real estate loans
Loans secured by:
Land - unimproved (commercial or residential)	$31,384	2.7%	26.2
Land development - commercial	12,593	1.1	10.5
Land development - residential	142,850	12.3	119.4
Commercial construction:
Hotel / motel	13,338	1.2	11.2
Retail	2,378	0.2	2.0
Multifamily	16,933	1.5	14.2
Industrial and warehouse	6,690	0.6	5.6
Health care	9,293	0.8	7.8
Miscellaneous commercial	15,084	1.3	12.6
Total development commercial real estate loans	250,543	21.7	209.5

Existing and other commercial real estate loans
Loans secured by existing real estate:
Hotel / motel	100,454	8.7	84.0
Retail	32,877	2.8	27.5
Office	31,923	2.8	26.7
Multifamily	39,050	3.4	32.6
Industrial and warehouse	14,223	1.2	11.9
Healthcare	28,811	2.5	24.1
Miscellaneous commercial	129,507	11.2	108.3
Residential construction - speculative	20,004	1.7	16.7
Total existing and other commercial real estate loans	396,849	34.3	331.8

Commercial real estate owner occupied and residential loans
Loans secured by:
Commercial - owner occupied	132,717	11.5	111.0
Commercial construction - owner occupied	3,013	0.2	2.5
Residential construction - contract	278	0.0	0.2
Total commercial real estate owner occupied and residential loans	136,008	11.7	113.7

Total loans secured by commercial real estate	$783,400	67.7%	655.0

We believe that the properties securing our commercial real estate portfolio are diverse in terms of type. This diversity reduces our exposure to adverse economic events that impact any single industry.

Lending Practices. We do not loan in excess of 100% of collateral value, offer loan payment arrangements resulting in negative amortization, engage in lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), nor does it offer loan payment arrangements with minimum payments that are less than accrued interest.

Asset Quality

Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$56,115	$42,968
Loans past due 90 days and still accruing (1)	226	206
	$56,341	$43,174

(1) Substantially all of these loans are bankcard loans

The following table summarizes the total additional amount of interest that would have been reported in income for the periods indicated had loans classified as nonaccrual at each of these dates performed in accordance with their original terms and the amount of total interest collected during each of these periods relative to loans classified as nonaccrual at each of the periods (in thousands).

	For the three months periods ended March 31,
	2009	2008
Foregone interest	889	227
Interest collected	31	14

Troubled Debt Restructurings.  At March 31, 2009, the principal balance of troubled debt restructurings totaled $1.7 million.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses for the periods indicated (in thousands).

	At and for the three month periods
	ended March 31,
	2009	2008
Allowance for loan losses, beginning of period	$11,000	7,418
Provision for loan losses	2,175	488

Loans charged-off	(615)	(447)
Loan recoveries	46	29
Net loans charged-off	(569)	(418)

Allowance for loan losses, end of period	$12,606	7,488

Impaired Loans.  The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	March 31,	December 31,
	2009	2008
Impaired loans, at end of period	$54,612	37,468
Impaired loans subject to specific reserve allocation, at end of period	25,354	21,413
Specific allowance allocation on impaired loans, at end of period	3,521	4,453
Average impaired loans (1)	46,040	22,568

(1) Average impaired loans calculated using a simple average.

5.   Premises and Equipment, Net

Composition

The following table summarizes the premises and equipment balances at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Land	$6,532	$6,530
Buildings	19,839	19,668
Leasehold improvements	4,145	2,884
Furniture and equipment	20,290	19,412
Software	3,661	3,495
Bank automobiles	940	941
Premises and equipment, gross	55,407	52,930

Accumulated depreciation	(26,613)	(26,583)
Premises and equipment, net	$28,794	$26,347

We relocated our corporate headquarters to downtown Greenville, South Carolina during March 2009 primarily impacting leasehold improvements and furniture and equipment balances during the three month period ended March 31, 2009.

During 2008, we purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate the existing Greer banking office.  The grand opening celebration occurred in April 2009.  During the three month period ended March 31, 2009, this relocation primarily impacted building and furniture and equipment balances.

During 2008, we consolidated our existing banking office network, reducing the number of banking offices by four. Three of these consolidated banking offices continue to be leased, and one is owned.  Management is currently considering options with regard to these locations.  Also during 2008, we completed construction and celebrated the grand opening of our relocated Pendleton office in Anderson County.  The previous Pendleton banking office is owned.  Management is also considering options with regard to this location.  Costs related to the operation of these locations are included in branch closure expense within the other noninterest expense financial statement line item for the three month period ended March 31, 2009, since these banking offices are no longer used in the ordinary course of banking business.

Accumulated Depreciation

The following table summarizes the activity impacting accumulated depreciation for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2009	2008
Accumulated depreciation, beginning of year	$26,583	24,637

Depreciation on current premises, furniture, and equipment used in ordinary course of business
Buildings	119	136
Leasehold improvements	61	30
Furniture and equipment	249	230
Software	57	42
Bank automobiles	43	44
Total depreciation	529	482

Depreciation on consolidated banking office premises and equipment
Buildings	14	-
Leasehold improvements	27	-
Total depreciation moved to branch closure expense	41	-

Disposals	(540)	(14)

Accumulated depreciation, end of year	$26,613	25,105

 Loss on Disposition of Premises, Furniture, and Equipment

The following table summarizes premises, furniture, and equipment written-off during the three month period ended March 31, 2009 (in thousands) in conjunction with the relocation of our new corporate headquarters.

For the three month period ended March 31, 2009
Assets written off in conjunction with the headquarters move
Assets written off, gross
Building	$342
Furniture and equipment	191
533
Accumulated depreciation on assets written off
Building	(337)
Furniture and equipment	(149)
(486)

Assets written off in conjunction with headquarters move, net	47

Assets written off in the normal course of banking operations
Assets written off, gross
Building	3
Bank automobiles	52
55
Accumulated depreciation on assets written off
Building	(3)
Bank automobiles	(52)
(55)

Assets written off in conjunction with normal course of banking operations, net	-

Total assets written off , net	47

Loss for expenses associated with sale of premises held for sale	8

Loss on disposition of premises, furniture, and equipment	$55

Premises Held for Sale

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one-year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. At December 31, 2008, two parcels of land with a book value approximating $1.7 million were classified as held for sale.  These parcels were sold during the three months ended March 31, 2009 at the carrying amount, in conjunction with the relocation of our corporate headquarters to downtown Greenville.

6.       Goodwill, net and Core Deposit Intangibles, net

All of our goodwill resulted from past business combinations.  We perform our annual impairment testing as of June 30. The impairment testing as of June 30, 2008 and June 30, 2007 indicated that no impairment charge was required as of those dates.

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	March 31, 2009	December 31, 2008
Core deposit intangibles, gross	$1,779	1,779
Less: accumulated amortization	(1,756)	(1,745)
Core deposit intangibles, net	$23	34

7.       Mortgage-Banking Activities

Mortgage-Servicing Rights Portfolio

Mortgage loans serviced for the benefit of others amounted to $396.5 million and $377.3 million at March 31, 2009 and December 31, 2008, respectively.  The book value of the mortgage-servicing rights portfolio at March 31, 2009 and December 31, 2008 was $3.0 million and $2.9 million, respectively. The mortgage-servicing rights portfolio is included within other in the assets section of the Consolidated (Interim) Balance Sheets.  The aggregate fair value of the mortgage-servicing rights portfolio at March 31, 2009 and December 31, 2008 was $3.5 million and $3.2 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in the the Company’s mortgage-servicing rights portfolio for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2009	2008
Mortgage-servicing rights portfolio, net of valuation
allowance, beginning of period	$2,932	2,949
Capitalized mortgage-servicing rights	475	165
Mortgage-servicing rights portfolio amortization	(405)	(213)
Change in mortgage-servicing rights portfolio valuation allowance	(9)	(3)
Mortgage-servicing rights portfolio, net of valuation
allowance, end of period	$2,993	2,898

Mortgage-Servicing Rights Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	At and for the periods
	ended March 31,
	2009	2008
Valuation allowance, beginning of period	$30	10
Aggregate (additions charged to) and reductions credited from operations	9	3
Valuation allowance, end of period	$39	13

See Consolidated Interim Statements of Cash Flows for a summary of activity impacting our mortgage-servicing rights portfolio during the three month periods ended March 31, 2009 and March 31, 2008.

Mortgage-Banking Income

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2009	2008
Mortgage-servicing fees	$240	216
Gain on sale of mortgage loans held for sale	522	189
Other mortgage-banking income	103	64
Total mortgage-banking income	$865	469

8.       Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included within other in the assets section of the Consolidated (Interim) Balance Sheets at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Real estate acquired in settlement of loans	$6,771	6,719
Repossessed automobiles acquired in settlement of loans	762	564
Total property acquired in settlement of loans	$7,533	7,283

Activity

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at and for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2009	2008
Real estate acquired in settlement of loans, beginning of period	$6,719	7,743
Add: New real estate acquired in settlement of loans and related adjustments	273	392
Less: Sales / recoveries of real estate acquired in settlement of loans	(202)	(105)
Less: Provision charged to expense	(19)	(70)
Real estate acquired in settlement of loans, end of period	$6,771	7,960

9.       Deposits

Composition

The following table summarizes traditional deposit composition at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Transaction deposit accounts	$471,417	497,563
Money market deposit accounts	97,215	93,746
Savings deposit accounts	40,052	36,623
Time deposit accounts $100,000 and greater	234,864	180,083
Time deposit accounts less than $100,000	323,604	262,264
Total traditional deposit accounts	$1,167,152	1,070,279

At both March 31, 2009 and December 31, 2008, $1.2 million of overdrawn deposit accounts had been reclassified as loan balances.

Interest Expense on Traditional Deposit Accounts

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	At and for the three month
	periods ended March 31,
	2009	2008
Transaction deposit accounts	$245	2,029
Money market deposit accounts	168	776
Savings deposit accounts	31	30
Time deposit accounts	4,268	4,281
Total interest expense on traditional deposit accounts	$4,712	7,116

10.    Borrowings

FHLB Borrowings

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Available lendable loan collateral value to serve against FHLB advances	$158,475	159,060
Available lendable investment security collateral value to serve against FHLB advances	35,421	37,481

Advances and letters of credit
Short-term advances	-	(44,000)
Long-term advances	(52,000)	(52,000)
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(121,000)	(165,000)

Available lendable collateral value to serve against FHLB advances	$72,896	31,541

The following table summarizes long-term FHLB borrowings at March 31, 2009 (dollars in thousands).  The Company’s long-term FHLB advances do not have embedded call options.

					Total
Borrowing balance	$5,000	12,000	30,000	5,000	52,000
Interest rate	2.57%	2.75	2.89	3.61	2.90
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

Federal Funds Accommodations

In addition to the FHLB borrowing capacity summarized above, at March 31, 2009, we had access to federal funds funding from correspondent banks.  During March 2009, a correspondent bank canceled an existing federal funds accommodation of $10 million, thereby reducing our overall federal funds accommodation.  The following table summarizes the federal funds funding utilization and availability at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Authorized federal funds funding accomodations	$57,500	67,500

Utilized federal funds funding accomodations	(15,403)	(35,785)

Available federal funds funding accomodations	$42,097	31,715

Subsequent to March 31, 2009, a correspondent bank canceled an existing federal funds accommodation of $12.5 million, thereby reducing our overall federal funds accommodation to $45.0 million.  Of this $45.0 million in authorized federal funds funding sources from correspondent banks, $25.0 million are not committed facilities and may be canceled at any time at the correspondent banks’ discretion.  Although the remaining $20.0 million in authorized federal funds funding sources from a correspondent bank is committed annually, the accommodation may be terminated at any time at the correspondent bank’s discretion.

11.    Employee Benefit Plans

401(k) Plan

During the three month periods ended March 31, 2009 and March 31, 2008, matching contributions made to our employee 401(k) plan totaled $108 thousand and $91 thousand, respectively.

Defined Benefit Pension Plan

Historically, as part of a comprehensive employment program, a noncontributory, defined benefit pension plan was offered that covered all full-time employees having at least twelve months of continuous service and having attained age 21.  The plan was originally designed to produce a designated retirement benefit, and benefits were fully vested after five years of service.  No vesting occurred until five years of service had been achieved.  Contributions to the plan were made as required by the Employee Retirement Income Security Act of 1974.

During the fourth quarter of 2007, employees were notified that, effective 2008, we would cease accruing pension benefits for employees with regard to the Company’s noncontributory, defined benefit pension plan.  Although no previously accrued benefits were lost, employees are no longer able to accrue benefits for service after 2007.

Accounting Policy. The defined benefit pension plan is accounted for in accordance with SFAS No. 87 and SFAS No. 158.  We conformed our pension asset and pension and postretirement liabilities to SFAS No. 158 and recorded a corresponding reduction of $4.1 million, after-tax, to the December 31, 2007 balance of accumulated other comprehensive income (loss) in stockholders’ equity relative to the adoption of SFAS No. 158.  Additionally, we recorded a reduction of $2.0 million, after-tax, to accumulated other comprehensive income (loss) in stockholders’ equity in order to recognize the underfunded status of our defined benefit pension plan at December 31, 2008.

 Defined Benefit Pension Plan Assets.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the fair value of plan assets totaled $10.8 million.  At March 31, 2009, the fair value of plan assets totaled $9.9 million.

Current and Future Expected Contributions.  No contributions were made during the three month period ended March 31, 2009.  Our actuary is currently analyzing the actual impact that the defined benefit pension plan curtailment will have on future contributions.

12.    Equity Based Compensation

Stock Option Plan

General. As of January 2007, all of the stock option awards available for grant under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan had been granted with various expiration dates through December 31, 2016.  Of these, 165,330 stock option awards remained outstanding at March 31, 2009 with exercise prices ranging from $13.00 to $30.40.  All stock option awards granted have a vesting term of five years and an exercise period of ten years.

Stock Option Compensation Expense. The compensation cost that was charged against pretax net income for stock option awards granted during the three month periods ended March 31, 2009 and 2008 was $16 thousand and $23 thousand, respectively.  Management estimates that stock option award forfeitures will not be significant and, therefore, does not adjust stock option compensation expense for forfeitures.

At March 31, 2009, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the stock option plans but not yet recognized was $79 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

Stock Option Activity. The following table summarizes stock option activity for the 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2007	198,155	$ 20.29
Exercised	(11,000)	10.80
Outstanding at March 31, 2008	187,155	$ 20.85

Outstanding at December 31, 2008	169,330	$ 20.98
Exercised	(4,000)	26.60
Outstanding at March 31, 2009	165,330	$ 20.84

There were no grants or forfeitures of stock options during the three month periods ended March 31, 2009 or 2008.  Cash received from stock option exercises under the stock option plan for the three month periods ended March 31, 2009 and 2008 was $106 thousand and $119 thousand, respectively.  The total intrinsic value of stock options exercised during the three month period ended March 31, 2009 was $62 thousand.

Stock Options Outstanding. The following table summarizes information regarding stock option awards outstanding and exercisable at March 31, 2009.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable	Weighted- average exercise price
13.00	to	13.50	25,920	1.05	$13.15	25,920	$13.15
15.00	to	20.00	54,410	3.16	17.02	54,410	17.02
23.30	to	26.60	51,200	5.12	24.47	44,600	24.16
27.30	to	30.40	33,800	6.78	27.37	19,320	27.35
		Total	165,330	4.18	20.84	144,250	19.92

Based on the last known trading price of common stock known by management, the intrinsic value of stock options outstanding and exercisable at March 31, 2009 was $3.2 million.

Restricted Stock Plan

The first awards were granted under the 2008 Restricted Stock Plan during the first quarter of 2009.  The following table summarizes nonvested restricted stock for the three month period ended March 31, 2009

		Weighted Average
Restricted Stock	Shares	Date Fair Value Grant-
Outstanding at December 31, 2008	-	$-
Granted	37,540	42.00
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2009	37,540	$42.00

During the three month period ended March 31, 2009, 37,540 shares of common stock were granted pursuant to the restricted stock plan.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  Expenses, equal to the total value of such awards, are recognized ratably over the vesting period of the stock grants.  Grants to employees vest over a 5 year period.  The first awards granted in January 2009 resulted in an expense of $79 thousand for the three month period ended March 31, 2009.  As of March 31, 2009, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan.  This cost is expected to be recognized over the remaining 4.75 years.  The intrinsic value of restricted shares outstanding at March 31, 2009 was $1.6 million.  No shares vested during the three month period ended March 31, 2009. At March 31, 2009, 212,460 shares were available for issuance under the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan.

13.    Net Income per Common Share

The following table summarizes the Company’s reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated.

	For the three month
	periods ended March 31,
	2009	2008
Weighted average common shares outstanding - basic	6,448,668	6,431,172
Dilutive impact resulting from potential common share issuances	81,304	87,955
Weighted average common shares outstanding - diluted	6,529,972	6,519,127

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the year.  For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  If dilutive, common stock equivalents are calculated for options and restricted shares using the treasury stock method.  At March 31, 2009, all outstanding stock option awards and restricted shares were included in the calculation of diluted net income per common share because the exercise price was equal to or lower than the current market price.

14.    Guarantees, Commitments, and Contingencies

Unused Lending Commitments

At March 31, 2009, unused lending availability totaled $285.6 million.

Guarantees

Standby letters of credit, which include performance and financial guarantees, are issued for customers in connection with contracts between the customers and third parties. Standby letters of credit guarantee that the third parties will receive specified funds if customers fail to meet their contractual obligations. The Company is obligated to make payment if a customer defaults. At March 31, 2009, no liability was recorded for our obligation to perform as a guarantor under standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2009 was $4.7 million compared with $8.6 million at December 31, 2008.  Through our various sources of liquidity, we believe that we have the necessary resources available to meet these obligations should the need arise.  Additionally, we do not believe that the current fair value of such guarantees was material at March 31, 2009.

We enter into indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses, and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements is not determinable.

Derivatives

See Note 15 for discussion regarding the commitments related to derivative loan commitments and related forward loan sales commitments.

Capital Expenditure Obligations

Capital expenditure obligations relative to our relocated Greer banking office and corporate headquarters did not change materially from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  We anticipate that materially all such remaining obligations will be satisfied by the end of the second quarter of 2009.

Real Property Operating Lease Obligations

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2008, we lease certain of our office facilities and real estate relating to banking services under operating leases.  We relocated our corporate headquarters to downtown Greenville, South Carolina during March 2009.  During construction, we paid real property operating lease payments under our previous lease with the Lessor with regard to our previous downtown Greenville banking office.  Upon occupancy, these real property operating lease payments were replaced with those required by the build-to-suit operating lease agreement.  Based on our occupancy date, occupancy expense for the first quarter of 2009 includes a partial month’s payment under the Company’s lease agreement for the new headquarters.

Other than as discussed in Note 5, there has been no significant change in future minimum lease payments payable as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Legal Proceedings

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In our opinion, based on consultation with external legal counsel, all such claims fall into one of the following categories:
  Any reasonably foreseeable outcome of such current litigation would not materially impact our financial condition or results of operations; or
  We have not yet answered because the investigation into the matter is just beginning.  As such, legal counsel is unable to provide an assessment of the potential outcome of the case.  However, based on information available at this time, we expect to prevail in such mattes and  view the claims to be without merit.

15.    Freestanding Derivative Financial Instruments and Hedging Activities

At March 31, 2009, and December 31, 2008, the fair value of our derivative assets related to derivative loan commitments and our forward loan sales commitments was immaterial.

16.     Disclosures Regarding Fair Value of Financial Instruments

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands).  For investment securities available for sale, we obtain fair value measurements from brokers or third party pricing services.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale
Brokers	$-	-	49,860	49,860
Third party pricing services	-	68,101	-	68,101
Total	$-	68,101	49,860	117,961

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the first quarter of 2009 (in thousands).

Investment securities available for sale
Balance, December 31, 2008	$54,639
Total unrealized gain (loss) included in:
Net income	-
Accumulated other comprehensive income (loss)	(1,502)
Purchases, sales, issuances, and settlements, net	(3,277)
Transfers in and (out) of level three	-
Balance, March 31, 2009	$49,860

Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2009 that were still held at quarter end, the following table summarizes the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
Loans (1)	$-	51,091	-	51,091
Real estate acquired in settlement of loans (2)	-	6,771	-	6,771

(1) Represents carrying value and related writedowns of loans for which adjustments are based on the appraised value of the collateral.
(2) Represents the fair value and related losses of real estate acquired in settlement of loans that were measured at fair value subsequent to their initial classification as such.

17.    Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands).  As of March 31, 2009, the Company and the Bank were categorized as “well capitalized” under the regulatory framework based on the most recent notification from federal banking agencies. Since March 31, 2009, no conditions or events have occurred that have resulted in a material change in the Company's or the Bank's category.

	Actual		For capital adequacy purposes		To be "well capitalized" under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2009
Total capital to risk-weighted assets
Company	$132,400	10.77%	98,365	8.00	n/a	n/a
Bank	132,211	10.74	98,492	8.00	123,115	10.00

Tier 1 capital to risk-weighted assets
Company	119,794	9.74	49,183	4.00	n/a	n/a
Bank	119,605	9.71	49,246	4.00	73,869	6.00

Tier 1 leverage ratio
Company	119,794	8.67	55,256	4.00	n/a	n/a
Bank	119,605	8.66	55,272	4.00	69,090	5.00

At December 31, 2008
Total capital to risk-weighted assets
Company	$128,876	10.44%	98,750	8.00	n/a	n/a
Bank	128,872	10.44	98,750	8.00	123,437	10.00

Tier 1 capital to risk-weighted assets
Company	117,876	9.55	49,375	4.00	n/a	n/a
Bank	117,872	9.55	49,375	4.00	74,062	6.00

Tier 1 leverage ratio
Company	117,876	8.70	54,220	4.00	n/a	n/a
Bank	117,872	8.69	54,240	4.00	67,800	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors impacting our financial condition as of March 31, 2009, and results of operations and cash flows for the three month period ended March 31, 2009.  This discussion should be read in conjunction with our Consolidated Interim Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K for that period.  Results for the three month period ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.  Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Selected Financial Data

(Dollars in thousands, except common and per share data)
	For the three month period ended March 31, 2009	For the three month period ended March 31, 2008	Percent change for the three month period ended March 31, 2009 over the three month period ended March 31, 2008	For the year ended December 31, 2008
	(unaudited)

STATEMENTS OF INCOME
Interest income	$17,587	20,240	(13.1)%	78,341
Interest expense	5,188	7,691	(32.5)	26,606

Net interest income	12,399	12,549	(1.2)	51,735
Provision for loan losses	2,175	488	345.7	5,619

Net interest income after provision for loan losses	10,224	12,061	(15.2)	46,116
Noninterest income	4,431	4,905	(9.7)	18,898
Noninterest expense	11,538	11,383	1.4	43,951

Net income before provision for income taxes	3,117	5,583	(44.2)	21,063
Provision for income taxes	1,123	1,937	(42.0)	7,464

Net income	$1,994	3,646	(45.3)%	13,599

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$0.31	0.57	(45.5)%	2.11
Diluted	0.31	0.56	(45.4)	2.09
Cash dividends per common share	0.06	0.20	(70.0)	0.80
Book value per common share	18.12	17.54	3.3	17.96
Outstanding common shares	6,487,630	6,432,765	0.9	6,446,090
Weighted average common shares outstanding - basic	6,448,668	6,431,172	0.3	6,438,071
Weighted average common shares outstanding - diluted	6,529,972	6,519,127	0.2	6,519,849
Dividend payout ratio	19.51%	35.30	(44.7)	37.89

PERIOD-END BALANCES
Assets	$1,403,570	1,295,775	8.3%	1,372,275
Investment securities available for sale, at fair value	117,961	127,150	(7.2)	125,596
Total loans	1,167,924	1,083,096	7.8	1,165,895
Deposits (including traditional and nontraditional)	1,211,479	1,100,397	10.1	1,114,591
Other short-term borrowings	15,403	37,500	(58.9)	79,785
Long-term borrowings	52,000	35,000	48.6	52,000
Shareholders' equity	117,550	112,836	4.2	115,776

AVERAGE BALANCES
Assets	$1,387,349	1,260,526	10.1%	1,322,541
Interest-earning assets	1,315,765	1,195,808	10.0	1,253,381
Investment securities available for sale, at fair value	123,511	102,202	20.8	123,551
Total loans	1,164,661	1,067,468	9.1	1,111,430
Deposits (including traditional and nontraditional)	1,153,009	1,098,924	4.9	1,106,252
Other short-term borrowings	54,437	28,217	92.9	48,543
Long-term borrowings	52,000	9,615	440.8	41,415
Shareholders' equity	117,894	112,714	4.6	116,222

PERFORMANCE RATIOS
Return on average assets	0.58%	1.16	(50.0)%	1.03
Return on average shareholders' equity	6.86	13.01	(47.3)	11.70
Net interest margin	3.82	4.22	(9.5)	4.13

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	8.50%	8.94	(4.9)%	8.79
Shareholders' equity as a percentage of assets at period end	8.38	8.71	(3.8)	8.44
Tier 1 risk-based capital	9.74	9.55	2.0	9.55
Total risk-based capital	10.77	10.19	5.7	10.44
Tier 1 leverage ratio	8.67	8.87	(2.3)	8.70

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans (1)	1.09%	0.70	55.7%	0.95
Nonaccrual loans as a percentage of loans and foreclosed assets (1)	4.82	0.52	829.8	3.69
Nonperforming assets as a percentage of assets	4.53	1.08	321.7	3.66
Net loans charged-off as a percentage of average loans (1)	0.20	0.16	25.8	0.18

(1) Loans calculated excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses.

Management’s Overview

Since year-end 2008 we have all come to realize that no one has been immune from the real estate recession that plunged the U.S. economy into its biggest decline in 75 years.  Our response to the deepening crisis has been proactive, and, we believe, appropriate addressing liquidity, capital and reserves, loan quality, dividends and expense controls, and aimed squarely at supporting our highest priority – to maintain the safety and soundness of The Palmetto Bank as we have done for over 102 years.

While results for the first quarter were below our projections, we were profitable and maintained our well capitalized position in the industry.  Net income for the first quarter of 2009 totaled $2.0 million compared with $3.6 million for the same period of 2008.  This decrease in net income was primarily the result of an increase in the provision for loan losses of $1.7 million over the same periods.

We believe that continuing to strengthen loan loss reserves is the prudent action due to increases in nonaccrual loans collateralized by real estate, specifically, construction and land development and nonfarm residential loans, which have been negatively impacted by the economic turmoil.  Nonperforming assets increased to $63.6 million or 4.53% of total assets at March 31, 2009, compared to $50.3 million or 3.66% of total assets on December 31, 2008. The bulk of these nonperforming loans are concentrated in a relatively small number of higher balance commercial real estate loans.  We continue to be aggressive in working with customers to resolve any loan problems as quickly as possible.  Actual loans charged-off in the first quarter 2009 were 0.20% of average loans excluding mortgage loans held for sale compared to 0.18% for the year ended December 31, 2008. Management believes that the current economic and real estate market conditions will result in elevated credit costs.  See Part II – Other Information, Item 1a. Risk Factors for a discussion of certain factors that could cause our financial results and operations to vary materially from period to period or cause actual results to differ from expectations for future financial and business performance.

Capital preservation and liquidity management continue to be top priorities for management.  We strengthened liquidity levels during the first quarter of 2009 by successfully raising additional core deposits of $97 million through our customer base thereby decreasing our reliance on wholesale funding.  From a net borrowed position at year end 2008, at March 31, 2009 the company maintained excess liquidity of approximately $43 million in its account with the Federal Reserve.  In the second quarter, we intend to take additional measures to boost liquidity levels by raising additional deposits through our own customer base.

While reducing the cash dividend for the first quarter was a difficult decision, we believe that it was the right thing to do.  We also feel obligated to achieve further improvements in expense control through a rigorous re-examination of the budget for 2009, and we believe that we have identified ways to reduce overhead over the next 12 months by an additional $1 million without planned reductions in staff.  No one can foresee with any certainty when this recession will end.  It is the intent of the Board of Directors to address the dividend payment quarterly to balance the need for additional capital and reserves against the progress we see in resolving loan quality issues and evidence of a change for the better in key economic indicators.

While these are challenging times for all of us, we remain focused on the future and the opportunity it brings as we continue building one of the most successful banking franchises in South Carolina.

We opened our new corporate headquarters in downtown Greenville, South Carolina during March 2009. In April 2009, we celebrated the grand opening of a relocated banking office in the city of Greer.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the U.S. economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs.  The Recovery Act imposes certain limitations on compensation paid by participants in the troubled asset relief program (“TARP”).  However, since we did not participate in TARP, these limitations had no effect on us.

Traditional deposit accounts continue to be our primary source of funding and increased by approximately $97 million during the first three months of 2009 primarily as the result of a certificate of deposit promotion intended to increase liquidity during the period.  Investment securities available for sale decreased by approximately $7.6 million at March 31, 2009 compared to December 31, 2008, primarily within the collateralized mortgage obligation sector of the portfolio.  As principal paydowns occurred during the first quarter, we did not reinvest the proceeds into the investment portfolio.  A portion of our excess liquidity during the first quarter of 2009 was used to repay other short-term borrowings.  At March 31, 2009, we had $72.9 million in secured FHLB borrowing availability and $42.1 million in unused unsecured correspondent banking availability.  Loans continue to be the largest component of our assets. The increase in total loans was primarily within the held for sale category.  Loans remained relatively unchanged during the three month period ended March 31, 2009 because we placed less emphasis on asset growth and more emphasis on capital preservation and liquidity management.

Net income for the first quarter of 2009 totaled $2.0 million compared with $3.6 million for the same period of 2008.  Net interest income totaled $12.4 million for the three month period ended March 31, 2009 as compared to $12.5 million for the same period of 2008. The net interest margin decreased from 4.22% during the three month period ended March 31, 2008 to 3.82% during the same period of 2009.  The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression.  As discussed above, the provision for loan losses increased from $488 thousand during the first three months of 2008 to $2.2 million for the same period of 2009.

Noninterest income decreased $474 thousand during the first quarter of 2009 when compared with the same period of 2008. This decrease was driven by a decline in all fee income areas with the exception of mortgage-banking income. Mortgage banking income increased over the periods presented primarily as a result of the Bank capitalizing on refinancing opportunities resulting from historically low interest rates.

Noninterest expense increased $155 thousand, or 1.4%, during the first quarter of 2009 when compared with the same period of 2008.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Such policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. As reported in the Annual Report on Form 10-K for the year ended December 31, 2008, these policies govern the allowance for loan losses, the valuation of the mortgage-servicing rights portfolio, the defined benefit pension plan, and the determination of the fair value of financial instruments. On an annual basis, management, in conjunction with our registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY Consolidated (Interim) Balance Sheets (dollars in thousands)

	March 31,	December 31,	Dollar	Percent
	2009	2008	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$67,992	29,305	38,687	132.0%
Federal funds sold	-	-	-	-
Total cash and cash equivalents	67,992	29,305	38,687	132.0

FHLB stock, at cost	7,010	6,566	444	6.8
Investment securities available for sale, at fair value	117,961	125,596	(7,635)	(6.1)
Mortgage loans held for sale	11,562	7,415	4,147	55.9

Loans, gross	1,156,362	1,158,480	(2,118)	(0.2)
Less: allowance for loan losses	(12,606)	(11,000)	(1,606)	14.6
Loans, net	1,143,756	1,147,480	(3,724)	(0.3)

Premises and equipment, net	28,794	26,347	2,447	9.3
Premises held for sale	-	1,651	(1,651)	(100.0)
Goodwill, net	3,691	3,691	-	-
Core deposit intangibles, net	23	34	(11)	(32.4)
Accrued interest receivable	5,491	5,466	25	0.5
Other	17,290	18,724	(1,434)	(7.7)
Total assets	$1,403,570	1,372,275	31,295	2.3%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$130,003	133,248	(3,245)	(2.4)%
Interest-bearing	1,037,149	937,031	100,118	10.7
Total deposits	1,167,152	1,070,279	96,873	9.1

Retail repurchase agreements	21,105	16,357	4,748	29.0
Commercial paper (Master notes)	23,222	27,955	(4,733)	(16.9)
Other short-term borrowings	15,403	79,785	(64,382)	(80.7)
Long-term borrowings	52,000	52,000	-	100.0
Accrued interest payable	1,867	1,857	10	0.5
Other	5,271	8,266	(2,995)	(36.2)
Total liabilities	1,286,020	1,256,499	29,521	2.3

Shareholders' equity
Common stock	32,260	32,230	30	0.1
Capital surplus	2,373	2,095	278	13.3
Retained earnings	89,173	87,568	1,605	1.8
Accumulated other comprehensive loss, net of tax	(6,256)	(6,117)	(139)	2.3
Total shareholders' equity	117,550	115,776	1,774	1.5

Total liabilities and shareholders' equity	$1,403,570	1,372,275	31,295	2.3%

Cash and Cash Equivalents

Cash and cash equivalents increased $38.7 million at March 31, 2009 over December 31, 2008 because management decided to keep additional cash reserves with the Federal Reserve to reduce risks associated with selling those funds to correspondent banks.

In an effort to manage our associated risks, we generally do not maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions that are not subject to federal deposit insurance coverage. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.  At March 31, 2009 our excess liquidity was held at the Federal Reserve Bank of Richmond.

 Investment Activities

Composition. The following table summarizes the composition of the investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2009		December 31, 2008
	Total	% of total	Total	% of total
State and municipal	$48,586	41.2	50,830	40.5
Collateralized mortgage obligations	49,860	42.3	54,639	43.5
Other mortgage-backed (federal agencies)	19,515	16.5	20,127	16.0
Total investment securities available for sale	$117,961	100.0%	125,596	100.0

Average balances of investment securities available for sale remained relatively unchanged at $123.5 million during the three month period ended March 31, 2009 from $123.6 million for the year ended December 31, 2008.  The decrease in investment securities available for sale at March 31, 2009 over December 31, 2008 was primarily within the collateralized mortgage obligation sector of the portfolio.  As principal paydowns occurred during the first quarter, we did not reinvest the proceeds into the investment portfolio.

The following table summarizes the amortized cost and fair value composition of the investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
State and municipal	$47,088	48,586	50,297	50,830
Collateralized mortgage obligations	54,756	49,860	58,033	54,639
Other mortgage-backed (federal agencies)	18,953	19,515	19,876	20,127
Total investment securities available for sale	$120,797	117,961	128,206	125,596

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of the Company’s investment securities. See Item 1. Financial Statements, Note 16 for further discussion regarding the amount and fair value hierarchy classification of investment securities measured at fair value using a third party pricing service and those measured at fair value using broker quotes.  We utilize multiple third party pricing services and brokers to obtain fair values; however, management generally obtains one price / quote for each individual security. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that vendor provide the price for each security in the class. We recorded the unadjusted value provided by the third party pricing service / broker in our Consolidated Interim Financial Statements.  We have concluded that the fair values for our investment securities available for sale at March 31, 2009 were consistent with the guidance in SFAS No. 157.   At March 31, 2009, all collateralized mortgage obligations were valued using level three inputs as no active trading market existed at that time.

Other-Than-Temporary Impairment Analysis. We conduct other-than-temporary impairment analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We recognize other-than-temporary impairment when it is probable that we will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost. The initial indication of other-than-temporary impairment for investment securities is a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for the foreseeable future.  We also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action, and for collateralized mortgage obligations, the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the remaining credit enhancement compared to expected credit losses of the security.

The following tables summarize the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	March 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	4	$1,147	$37	-	-	-	4	1,147	37
Collateralized mortgage obligations	5	18,003	1,305	7	25,423	3,647	12	43,426	4,952
Other mortgage-backed (federal agencies)	4	248	-	-	-	-	4	248	-
Total investment securities available for sale	13	$19,398	$1,342	7	25,423	3,647	20	44,821	4,989

	December 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	12	$5,441	$101	1	423	1	13	5,864	102
Collateralized mortgage obligations	13	52,603	3,417	-	-	-	13	52,603	3,417
Other mortgage-backed (federal agencies)	4	1,336	15	1	838	4	5	2,174	19
Total investment securities available for sale	29	$59,380	$3,533	2	1,261	5	31	60,641	3,538

The increase in investment securities available for sale in a gross unrealized losses position at March 31, 2009 was caused by extraordinarily wide asset spreads resulting from an extremely illiquid market, causing these assets to be valued at significant discounts from cost. The fair value is expected to recover as the bonds approach their maturity dates or repricing dates or if market yields for such investments decline further. Gross unrealized losses increased $1.5 million from December 31, 2008 to March 31, 2009, primarily within the collateralized mortgage obligation sector of the investment securities portfolio.  Partially offsetting this increase were improvements within the state and municipal and other mortgage-backed sectors.  Gross unrealized losses on collateralized mortgage obligations in the twelve months or longer category increased based on our date of purchase.  We purchased each of the seven securities twelve to thirteen months prior to March 31, 2009.

Any decline in the fair value of available for sale securities below cost that are deemed to be other-than-temporary is reflected in income as realized losses. As of March 31, 2009, we have received all principal and interest payments, believe that the principal and interest on these securities are fully recoverable, and have the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. Accordingly, management believes the gross unrealized losses detailed in the preceding table are temporary, and, therefore, were not other-than-temporarily impaired at March 31, 2009.

The fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates and the credit enhancement levels do not provide sufficient protection to contractual principal and interest. As a result, there is risk that other-than-temporary impairments may occur in the future particularly in light of the current economic environment.

Concentrations of Risk. No state and municipal security issuers issued securities with fair values exceeding 2% of total shareholders’ equity at March 31, 2009.  Five state and municipal security issuers issued securities with fair values exceeding 1% of total shareholders’ equity at March 31, 2009 ranging from 1.0% to 1.8%. Although all state and municipal securities are not rated “AAA,” all are within our ratings standard outlined in our Investment Policy which requires rated bonds to average between “Aa” and “A” by one of the major bond rating agencies.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.5% to 7.6% of total shareholders’ equity at March 31, 2009.

The following table summarizes issuer fair value concentration of other mortgage-backed investment securities, by issuer, at March 31, 2009 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Total
Other mortgage-backed	$16,349	3,166	19,515

As a percentage of shareholders' equity	13.9%	2.7	16.6

Pledged. Approximately 57% of the investment securities portfolio, at fair value, was pledged to secure public deposits and trust assets at March 31, 2009 as compared with 55% at December 31, 2008.  Of the $67.5 million pledged available for sale investment securities balance at March 31, 2009, $54.7 million of the investment securities portfolio, at fair value, was securing public deposits and trust assets.  Of the $69.1 million pledged available for sale investment securities balance at December 31, 2008, $47.0 million of available for sale investment securities was securing public deposits and trust assets.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of single-family residential loans, commercial real estate loans, home equity lines of credit, and multifamily residential loans as well as a number of types of securities.  Approximately $39.4 million, or 33%, of the investment securities portfolio, at fair value, was pledged to collateralize FHLB advances and letters of credit as of March 31, 2009 of which $35.4 million was utilized as lendable collateral.  At December 31, 2008, approximately $41.6 million, or 33%, of the investment securities portfolio, at fair value, was pledged to collateralize FHLB advances and letters of credit of which $37.5 million was utilized as lendable collateral.

Lending Activities

Composition.  Loans continue to be the largest component of our assets. Loans remained relatively unchanged during the three month period ended March 31, 2009 because we placed less emphasis on asset growth and more emphasis on capital preservation and liquidity management. The slight increase in total loans was primarily within the held for sale category. The following table summarizes gross loans, categorized by loan purpose, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	March 31,		December 31,
	2009		2008
	Total	% of total	Total	% of total
Commercial business	$143,809	12.4%	154,304	13.3
Commercial real estate	758,498	65.6	740,420	63.9
Installment	22,236	1.9	23,547	2.0
Installment real estate	85,295	7.4	85,506	7.4
Indirect	34,859	3.0	34,566	3.0
Credit line	1,913	0.2	2,090	0.2
Prime access	65,860	5.7	64,384	5.5
Residential mortgage	28,405	2.5	36,611	3.2
Bankcards	11,943	1.0	12,470	1.1
Business manager	293	-	152	-
Other	1,846	0.2	1,934	0.2
Loans in process	1,086	0.1	2,141	0.2
Deferred loans fees and costs	319	-	355	-
Loans, gross	$1,156,362	100.0%	1,158,480	100.0

The following table summarizes gross loans, categorized by FDIC code, excluding those mortgage loans held for sale, at the dates indicated (dollars in thousands).

	March 31, 2009		December 31, 2008
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$267,091	23.1%	$235,216	20.3
Farmland	650	0.1	882	0.1
Single-family residential	217,763	18.8	217,734	18.8
Multifamily residential	39,050	3.4	36,349	3.1
Nonfarm nonresidential	477,259	41.3	510,180	44.1
Commercial and industrial	74,184	6.4	73,609	6.4
Obligations of states and political subdivisions of the U.S.	1,223	0.1	2,602	0.2
General consumer	59,209	5.1	60,626	5.2
Credit line	5,878	0.5	6,215	0.5
Bankcards	11,841	1.0	12,416	1.1
Others	2,214	0.2	2,651	0.2
Loans, gross	$1,156,362	100.0%	$1,158,480	100.0

Loans included in both of the preceding loan composition tables are net of participations sold and mortgage loans sold and serviced for others.  Participations sold totaled $26.7 million at March 31, 2009 and December 31, 2008.  Mortgage loans serviced for the benefit of others amounted to $396.5 million and $377.3 million at March 31, 2009 and December 31, 2008, respectively.

Pledged.  To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit.  Acceptable collateral includes a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans as well as a number of types of securities. Approximately $370.0 million, or 32%, of the gross loans, excluding mortgage loans held for sale, were pledged to collateralize FHLB advances and letters of credit at March 31, 2009, of which $158.5 million was available as lendable collateral.  Of the $379.4 million loan balance, gross, excluding mortgage loans held for sale, pledged at December 31, 2008, $159.1 million was available as lendable collateral.  In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage.

Concentrations of Risk. Borrower Concentration. Management does not believe that the loan portfolio is concentrated in loans to any single borrower or a relatively small number of borrowers.

Geographic Concentration. Unlike larger national or regional banks that are more geographically diversified, our services are primarily provided to customers within our market area. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values, and the demand for our products and services, among other things. Although the geographic concentration limits us to the economic risks within our market area, the lack of geographic diversification may make us particularly susceptible to the adverse impacts of negative economic conditions that impact our market area.

Loan Type / Industry Concentration.  The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2009 (dollars in thousands).

	Total	% of Bank's loan portfolio, gross	% of Bank's tier 1 capital
Secured by commercial real estate
Construction, land development, and other land loans	$267,091	23.1%	223.3
Multifamily residential	39,050	3.4	32.7
Nonfarm nonresidential	477,259	41.2	399.0
Total loans secured by commercial real estate	$783,400	67.7%	655.0

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2009 (dollars in thousands).

	Total	% of Bank's loan portfolio, gross	% of Bank's tier 1 capital
Development commercial real estate loans
Loans secured by:
Land - unimproved (commercial or residential)	$31,384	2.7%	26.2
Land development - commercial	12,593	1.1	10.5
Land development - residential	142,850	12.3	119.4
Commercial construction:
Hotel / motel	13,338	1.2	11.2
Retail	2,378	0.2	2.0
Multifamily	16,933	1.5	14.2
Industrial and warehouse	6,690	0.6	5.6
Health care	9,293	0.8	7.8
Miscellaneous commercial	15,084	1.3	12.6
Total development commercial real estate loans	250,543	21.7	209.5

Existing and other commercial real estate loans
Loans secured by existing real estate:
Hotel / motel	100,454	8.7	84.0
Retail	32,877	2.8	27.5
Office	31,923	2.8	26.7
Multifamily	39,050	3.4	32.6
Industrial and warehouse	14,223	1.2	11.9
Healthcare	28,811	2.5	24.1
Miscellaneous commercial	129,507	11.2	108.3
Residential construction - speculative	20,004	1.7	16.7
Total existing and other commercial real estate loans	396,849	34.3	331.8

Commercial real estate owner occupied and residential loans
Loans secured by:
Commercial - owner occupied	132,717	11.5	111.0
Commercial construction - owner occupied	3,013	0.2	2.5
Residential construction - contract	278	-	0.2
Total commercial real estate owner occupied and residential loans	136,008	11.7	113.7

Total loans secured by commercial real estate	$783,400	67.7%	655.0

We believe that the properties securing our commercial real estate portfolio are diverse in terms of type. This diversity reduces our exposure to adverse economic events that impact any single industry.

Asset Quality. Nonperforming Assets. The following table summarizes trends in nonperforming assets at the dates indicated (dollars in thousands). Nonaccrual loans are categorized by FDIC code.

	March 31,	December 31,
	2009	2008

Secured by real estate
Construction, land development, and other land loans	$18,234	15,409
Farmland	-	-
Single-family residential	3,006	2,569
Multifamily residential	814	231
Nonfarm nonresidential	32,830	23,725
Commercial and industrial	839	763
General consumer	392	271
Total nonaccrual loans	56,115	42,968

Real estate acquired in settlement of loans	6,771	6,719
Repossessed automobiles acquired in settlement of loans	762	564
Total foreclosed assets	7,533	7,283

Total nonperforming assets	$63,648	50,251

Loans past due 90 days and still accruing (1)	$226	206

Loans (2)	$1,156,362	1,158,480

Total assets	1,403,570	1,372,275

Nonaccrual loans as a percentage of:
loans and foreclosed assets (2)	4.82%	3.69
total assets	4.00	3.13

Nonperforming assets as a percentage of:
loans and foreclosed assets (2)	5.47%	4.31
total assets	4.53	3.66

(1) Substantially all of these loans are bankcard loans
(2)	Calculated using loans excluding mortgage loans held for sale, net of unearned, excluding the allowance for loan losses

Of the $63.6 million in nonperforming assets at March 31, 2009, approximately 97% of our exposure had underlying real estate collateral.

The following table summarizes the changes in nonaccrual loans during the three month period ended March 31, 2009 (in thousands).

Nonaccrual loans, December 31, 2008	$42,968
Less: December 31, 2008 nonaccrual loans removed from nonaccrual during 2009	(735)
Less: Change in balance of December 31, 2008 nonaccrual loans still in nonaccrual status at March 31, 2009	191
Plus: 2009 nonaccrual additions, net	13,691
Nonaccrual loans, March 31, 2009	$56,115

Approximately 94% of the $13.7 million of the 2009 net nonaccrual additions was contained within four loan relationships.  The following table further summarizes these additions, by FDIC code, including number of loans and carrying loan value within each category (dollars in thousands).

	#	Carrying value
Construction, land development and other land loans	4	$8,594
Secured by nonfarm nonresidential real estate	2	4,295
Total	6	$12,889

Real estate and personal property acquired in settlement of loans is classified within other assets on the Consolidated (Interim) Balance Sheets until it is sold.  The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at and for the periods indicated (in thousands).

	At and for the		At and for the
	three month	At and for the	three month
	period ended	year ended	period ended
	March 31, 2009	December 31, 2008	March 31, 2008
Real estate acquired in settlement of loans, beginning of period	$6,719	7,743	7,743
Add: New real estate acquired in settlement of loans and related adjustments	273	2,778	392
Less: Sales / recoveries of real estate acquired in settlement of loans	(202)	(3,634)	(105)
Less: Provision charged to expense	(19)	(168)	(70)
Real estate acquired in settlement of loans, end of period	$6,771	6,719	7,960

One loan relationship comprises approximately 62% of the real estate acquired in settlement of loans portfolio.  With regard to this relationship, the lead bank is managing the operations of the property and is currently working with an external firm to market the property.  The Bank was a 20% participant in the loan relationship and is now a 20% owner of the collateral property.  The relationship was carried at market value at March 31, 2009 based on information available at that time.

In addition to the steps management has taken with regard to the loan loss reserve, we continue to actively manage our nonperforming assets and will continue to be aggressive in working with customers to resolve these issues as quickly as possible. However, given the nature of the projects related to such loans, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect the provision will remain at elevated levels for coming periods when compared to prior periods.

Increases in nonperforming assets and impaired loans collateralized by real estate resulted from the adverse conditions in the real estate markets and economy in general.  Until conditions improve in the real estate markets, we likely will continue to hold more nonaccrual loans, nonperforming assets, and impaired loans, as we believe it is currently the most economic option available.

Management believes that the current economic and real estate market conditions will result in elevated credit costs.  See Part II – Other Information, Item 1a. Risk Factors for a discussion of certain factors that could cause our financial results and operations to vary materially from period to period or cause actual results to differ from expectations for future financial and business performance.

Troubled Debt Restructurings.  At March 31, 2009, the principal balance of troubled debt restructurings totaled $1.7 million.

Potential Problem Loans.  Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of March 31, 2009, potential problem loans, which were not already categorized as nonaccrual, totaled $32.4 million.

Allowance for Loan Losses.  The allowance for loan losses increased from $11.0 million at December 31, 2008 to $12.6 million at March 31, 2009, increasing from 0.95% to 1.09% of loans, respectively, calculated excluding mortgage loans held for sale and the allowance for loan losses, net of unearned income.  The increase in the allowance for loan losses during this period was due primarily to the increase in the level of nonaccrual and impaired loans during 2009. Our loss exposure on nonaccrual and impaired loans was mitigated by collateral we hold with respect to these loans. The value of this collateral, however, deteriorated during 2008, which caused an increase in both nonaccrual loans and the related allocated allowance for loan losses, which continued into the three month period ended March 31, 2009.  Approximately $3.5 million, or 28%, of the $12.6 million allowance for loan losses at March 31, 2009 relates to loans specifically reserved. This compares to a specific reserve of $4.5 million, or 40% of the total allowance for loan losses at December 31, 2008. The decrease in the percentage of the portfolio from specific reserves is attributable to the reevaluation of one property in the balance of impaired loans at March 31, 2009 as compared to December 31, 2008, in which the previous appraisal did not take into account highest and best use. The general reserve was approximately $9.1 million at March 31, 2009, compared with $6.5 million at December 31, 2008.

Impaired Loans.  The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	At and for the three	At and for the
	month period ended	year ended
	March 31, 2009	December 31, 2008
Impaired loans, end of period	$54,612	37,468
Impaired loans subject to specific reserve allocation, end of period	25,354	21,413
Specific allowance allocation on impaired loans, end of period	3,521	4,453
Average impaired loans (1)	46,040	22,568

(1) Average impaired loans calculated using a simple average

The increase in impaired loans from December 31, 2008 to March 31, 2009 resulted from the addition of a relatively small number of large balance loan relationships as well as additions to relationships that were considered impaired at December 31, 2008.  Two loan relationships not considered impaired at December 31, 2008 totaling $16.4 million were impaired at March 31, 2009. Additionally, during the first quarter of 2009, additional loans were considered impaired within two loan relationships for which other loans within the relationship were considered impaired at December 31, 2008 totaling $960 thousand.  Of the $16.4 million in impaired loan relationships added during the first quarter of 2009, $13.0 million was secured by construction, land development and other land real estate and $3.4 million was secured by commercial nonfarm nonresidential real estate.  The average impaired loan relationship at March 31, 2009 totaled $6.8 million.

Activity. The following table summarizes activity within the allowance for loan losses, by FDIC code, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the		At and for the
	three month	At and for the	three month
	period ended	year ended	period ended
	March 31, 2009	December 31, 2008	March 31, 2008
Allowance for loan losses, beginning of period	$11,000	7,418	7,418

Provision for loan losses	2,175	5,619	488

Loans charged-off
Secured by real estate
Construction, land development, and other land loans	84	16	-
Farmland	-	-	-
Single-family residential	208	367	77
Multifamily residential	-	-	-
Nonfarm nonresidential	-	182	13
Commercial and industrial	33	430	125
General consumer and other	290	1,174	232
Total loans charged-off	615	2,169	447

Recoveries
Secured by real estate
Construction, land development, and other land loans	-	-	-
Farmland	-	-	-
Single-family residential	2	11	2
Multifamily residential	-	-	-
Nonfarm nonresidential	10	9	1
Commercial and industrial	3	18	8
General consumer and other	31	94	18
Total recoveries	46	132	29

Net loans charged-off	569	2,037	418

Allowance for loan losses, end of period	$12,606	11,000	7,488

Average loans (1)	$1,156,146	1,107,001	1,062,950

Ending loans (1)	1,156,362	1,158,480	1,072,825

Nonaccrual loans	56,115	42,968	5,606

Net loans charged-offs as a percentage of average loans (1)	0.20%	0.18	0.16

Allowance for loan losses as a percentage of ending loans (1)	1.09	0.95	0.70

Allowance for loan losses as a percentage of nonaccrual loans	22.46	25.60	133.57

(1)	Calculated using loans excluding mortgage loans held for sale, net of unearned income, excluding allowance for loan losses

Provision for loan losses increased from $488 thousand during the first three months of 2008 to $2.2 million for the same period of 2009. Our decision to increase the provision for loan losses was prompted by a number of factors primarily driven by current economic conditions, as well as our methodology for determining the level of allowance for losses and regulatory guidelines regarding impaired assets.

We believe that continuing to strengthen loan loss reserves is the prudent action due to increases in nonaccrual loans collateralized by real estate, specifically, construction and land development and nonfarm residential loans, which have been negatively impacted by the economic turmoil.  Due to ongoing negative market conditions, we further enhanced our analysis of the loan portfolio and determined an increase was warranted to balance the current and forecasted economic environment and real estate market declines.

Management believes that the current economic and real estate market conditions will result in elevated credit costs.

Management considers the allowance for loan losses at March 31, 2009 appropriate and adequate to cover current losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Consolidated Interim Financial Statements. Therefore, assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.  See Part II – Other Information, Item 1a. Risk Factors for a discussion of certain factors that could cause our financial results and operations to vary materially from period to period or cause actual results to differ from expectations for future financial and business performance.

Premises and Equipment, Net

Premises and equipment, net increased by $2.4 million, or 9.3%, primarily as a result of the relocation of our corporate headquarters to our new building in downtown Greenville, South Carolina during March 2009 and the completion of our relocated Greer banking office which celebrated its grand opening in April 2009.  As discussed elsewhere herein, we recognized $55 thousand in losses with regard to the writeoff of premises, furniture, and equipment in conjunction with the move to the new corporate headquarters during the three month period ended March 31, 2009.  See Part I – Financial Information, Item 1. Financial Statements, Note 5 contained herein for discussion regarding this loss.

Premises Held for Sale

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for a long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. At December 31, 2008, two parcels of land with a book value approximating $1.7 million were classified as held for sale.  These parcels were sold during the three months ended March 31, 2009, at the carrying amount, in conjunction with the relocation of the corporate headquarters to downtown Greenville.

Deposit Activities

The following table summarizes our traditional deposit composition at the dates indicated (dollars in thousands).

	March 31, 2009		December 31, 2008
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$130,003	11.1%	133,248	12.5
Interest-bearing transaction deposit accounts	341,414	29.3	364,315	34.0
Transaction deposit accounts	471,417	40.4	497,563	46.5

Money market deposit accounts	97,215	8.3	93,746	8.8
Savings deposit accounts	40,052	3.4	36,623	3.4
Time deposit accounts	558,468	47.9	442,347	41.3
Total traditional deposit accounts	$1,167,152	100.0%	1,070,279	100.0

At December 31, 2008, traditional deposit accounts as a percentage of liabilities were 85.2% compared with 90.8% at March 31, 2009.   Traditional deposit accounts continue to be our primary source of funding.  The increase in traditional deposit accounts during the first three months of 2009 was primarily the result of a certificate of deposit promotion intended to increase liquidity during the period.

Borrowing Activities

During the first three months of 2009, we continued to make liquidity management a top priority. In addition to the Company’s customer base, we had access to sources of liquidity, including, but not limited to, additional borrowings from the FHLB and borrowings from correspondent banks to assist in meeting deposit withdrawal requirements and to fund growth of interest-earning assets in excess of traditional deposit growth.  Borrowings as a percentage of total liabilities decreased from 14.0% at December 31, 2008 to 8.7% at March 31, 2009.  The decrease is due to the growth in and our reliance on traditional deposit accounts over these periods.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	March 31, 2009		December 31, 2008
	Total	% of total	Total	% of total
Retail repurchase agreements	$21,105	18.9%	16,357	9.3
Commercial paper	23,222	20.8	27,955	15.9
Total nontraditional deposit accounts	44,327	39.7	44,312	25.2

Other short-term borrowings	15,403	13.8	79,785	45.3
Long-term borrowings	52,000	46.5	52,000	29.5
Total wholesale funding	67,403	60.3	131,785	74.8

Total borrowed funds	$111,730	100.0%	176,097	100.0

A portion of our cash inflows generated during the first quarter of 2009 was used to repay other short-term borrowings.

FHLB Borrowings. The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Available lendable loan collateral value to serve against FHLB advances	$158,475	159,060
Available lendable investment security collateral value to serve against FHLB advances	35,421	37,481

Advances and letters of credit
Short-term advances	-	(44,000)
Long-term advances	(52,000)	(52,000)
Letters of credit	(69,000)	(69,000)
Total advances and letters of credit	(121,000)	(165,000)

Available lendable collateral value to serve against FHLB advances	$72,896	31,541

Management is not aware of any changes in the availability of FHLB borrowed funding as a result of the current economic environment.

The following table summarizes long-term FHLB borrowings at March 31, 2009 (dollars in thousands).  The Company’s long-term FHLB advances do not have embedded call options.

					Total
Borrowing balance	$5,000	12,000	30,000	5,000	52,000
Interest rate	2.57%	2.75	2.89	3.61	2.90
Maturity date	3/8/2010	4/2/2010	3/7/2011	4/2/2013

Federal Funds Accommodations.  In addition to the FHLB borrowing capacity summarized above, at March 31, 2009, we had access to federal funds funding from correspondent banks.  During March 2009, a correspondent bank canceled an existing federal funds accommodation of $10 million, thereby reducing our overall federal funds accommodation.  The following table summarizes the federal funds funding utilization and availability at the dates indicated (in thousands).

	March 31,	December 31,
	2009	2008
Authorized federal funds funding accomodations	$57,500	67,500

Utilized federal funds funding accomodations	(15,403)	(35,785)

Available federal funds funding accomodations	$42,097	31,715

Subsequent to March 31, 2009, a correspondent bank canceled an existing federal funds accommodation of $12.5 million, thereby reducing our overall federal funds accommodation to $45.0 million.  Of this $45.0 million in authorized federal funds funding sources from correspondent banks, $25.0 million are not committed facilities and may be canceled at any time at the correspondent banks’ discretion.  Although the remaining $20.0 million in authorized federal funds funding sources from a correspondent bank is committed annually, the accommodation may be terminated at any time at the correspondent bank’s discretion.

Capital

General. During the first three months of 2009, we continued to make capital preservation a top priority.  The following table summarizes capital key performance indicators at and for the periods indicated (dollars in thousands, except common and per share data).

	At and for the three month
	periods ended March 31,
	2009	2008
Shareholders' equity	$117,550	112,836
Average shareholders' equity	117,894	112,714

Shareholders' equity as a percentage of assets	8.38%	8.71
Average shareholders' equity as a percentage of average assets	8.50	8.94

Cash dividends per common share	$0.06	0.20
Dividend payout ratio	19.51%	35.30

The following table summarizes activity impacting shareholders’ equity at and for the period indicated (in thousands).

At and for the three month
period ended March 31, 2009
Total shareholders' equity, beginning of period	$115,776

Additions to shareholders' equity during period
Net income	1,994
Common stock issued pursuant to stock option plans	106
Common stock issued pursuant to restricted stock plan	79
Compensation expense related to stock option plan	16
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	107
Total additions to shareholders' equity during period	2,302

Reductions in shareholders' equity during period
Net unrealized loss on investment securities available for sale	(139)
Cash dividends declared and paid	(389)
Total reductions in shareholders' equity during period	(528)

Total shareholders' equity, end of period	$117,550

Accumulated Other Comprehensive Income (Loss).  The following table summarizes the components of accumulated other comprehensive income (loss) at and for the periods indicated (in thousands).

	Impact of SFAS No. 158	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2007	$(4,116)	1,630	(2,486)	(252)	(2,738)

Accumulated other comprehensive income (loss), before income tax impact	(531)	-	(531)	721	190
Income tax impact	186	-	186	(276)	(90)
Accumulated other comprehensive income (loss), after income tax impact	(345)	-	(345)	445	100

Accumulated other comprehensive income (loss), after income tax impact, March 31, 2008	(4,461)	1,630	(2,831)	193	(2,638)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	(6,126)	1,630	(4,496)	(1,621)	(6,117)

Accumulated other comprehensive income (loss), before income tax impact	-	-	-	(224)	(224)
Income tax impact	-	-	-	85	85
Accumulated other comprehensive income (loss), after income tax impact	-	-	-	(139)	(139)

Accumulated other comprehensive income (loss), after income tax impact, March 31, 2009	$(6,126)	1,630	(4,496)	(1,760)	(6,256)

Restricted Stock. On February 19, 2008, our Board of Directors adopted, subject to shareholder approval, the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, which provides for the grant of stock awards to our employees, officers, and directors. The shareholders approved the plan on April 15, 2008. A total of 250,000 shares of common stock have been reserved for issuance pursuant to awards under the plan, subject to its anti-dilution provisions. The first awards were granted in January 2009.  See Part I – Financial Information, Item 1. Financial Statements, Note 12 contained herein for additional discussion regarding our restricted stock plan.

Regulatory Capital Requirements. Under regulatory requirements, reported accumulated other comprehensive income  (loss) amounts do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.  At March 31, 2009, the Company and the Bank were categorized as well capitalized under the regulatory framework based on the most recent notification from federal banking agencies.  Since March 31, 2009, no conditions or events have occurred that have resulted in a material change in the Company's or the Bank's category.  See Part I- Financial Information, Item 1. Financial Statements, Note 17 contained herein for discussion regarding the Company's and the Bank's regulatory capital requirements and results.

Dividends. The following table summarizes key dividend information at and for the periods indicated (dollars in thousands, except per common share data).

	At and for the three month
	periods ended March 31,
	2009	2008
Cash dividends per common share	$0.06	0.20
Cash dividends declared and paid	389	1,287
Dividend payout ratio	19.51%	35.30

Historically, dividends have been paid on a quarterly basis. On March 17, 2009, our Board of Directors declared a cash dividend of six cents per share of common stock.  The first quarter dividends were declared and payable March 31, 2009 to stockholders of record on March 17, 2009.  The Board of Directors believes that a reduction in the dividend was prudent to preserve our capital and allow us to manage our balance sheet during these uncertain times. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to future dividends because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations.  See Part II - Other Information, Item 1a.Risk Factors for further discussion regarding the risk of a further reduction or suspension of dividend payments.

Guarantees, Commitments, and Contingencies

See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for discussion regarding guarantees, commitments, and contingencies.

Freestanding Derivative Financial Instruments and Hedging Activities

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for discussion regarding derivative financial instruments and hedging activities.

Income Review

Overview

	PALMETTO BANCSHARES, INC. AND SUBSIDIARY Consolidated Interim Statements of Income (dollars in thousands, except common and per share data) (unaudited)

	For the three month periods ended March 31,
	2009	2008	Dollar variance	Percent variance
Interest income
Interest earned on cash and cash equivalents	$6	42	(36)	(85.7)%
Dividends paid on FHLB stock	-	57	(57)	(100.0)
Interest earned on investment securities available for sale	1,533	1,090	443	40.6
Interest and fees earned on loans	16,048	19,051	(3,003)	(15.8)
Total interest income	17,587	20,240	(2,653)	(13.1)

Interest expense
Interest paid on deposits	4,712	7,116	(2,404)	(33.8)
Interest paid on retail repurchase agreements	13	112	(99)	(88.4)
Interest paid on commercial paper	15	144	(129)	(89.6)
Interest paid on other short-term borrowings	77	251	(174)	(69.3)
Interest paid on long-term borrowings	371	68	303	445.6
Total interest expense	5,188	7,691	(2,503)	(32.5)

Net interest income	12,399	12,549	(150)	(1.2)

Provision for loan losses	2,175	488	1,687	345.7

Net interest income after provision for loan losses	10,224	12,061	(1,837)	(15.2)

Noninterest income
Service charges on deposit accounts, net	1,884	2,167	(283)	(13.1)
Fees for trust and investment management and brokerage services	534	756	(222)	(29.4)
Mortgage-banking income	865	469	396	84.4
Investment securities gains	2	-	2	100.0
Other	1,146	1,513	(367)	(24.3)
Total noninterest income	4,431	4,905	(474)	(9.7)

Noninterest expense
Salaries and other personnel	5,862	6,195	(333)	(5.4)
Occupancy	916	805	111	13.8
Furniture and equipment	883	944	(61)	(6.5)
Loss on disposition of premises, furniture, and equipment	55	-	55	100.0
Marketing	297	332	(35)	(10.5)
Amortization of core deposit intangibles	11	11	-	-
Other	3,514	3,096	418	13.5
Total noninterest expense	11,538	11,383	155	1.4

Net income before provision for income taxes	3,117	5,583	(2,466)	(44.2)

Provision for income taxes	1,123	1,937	(814)	(42.0)

Net income	$1,994	3,646	(1,652)	(45.3)%

Common and per share data
Net income - basic	$0.31	0.57	(0.26)	(45.6)%
Net income - diluted	0.31	0.56	(0.25)	(44.6)
Cash dividends	0.06	0.20	(0.14)	(70.0)
Book value	18.12	17.54	0.58	3.3

Weighted average common shares outstanding - basic	6,448,668	6,431,172
Weighted average common shares outstanding - diluted	6,529,972	6,519,127

Net interest income totaled $12.4 million for the quarter ended March 31, 2009 as compared to $12.5 million for the same period of 2008. This decrease in net interest income for the period is due to a decrease of 40 basis points in the net interest margin somewhat offset by a 10.0% increase in the average balances of interest-earning assets, combined with a similar increase in interest-bearing liabilities as well as the impact of loans placed on nonaccrual during the period. The net interest margin decreased from 4.22% during the three month period ended March 31, 2008 to 3.82% during the same period of 2009.

Income resulted in a return on average shareholders’ equity of 6.86% and 13.01% for the three month periods ended March 31, 2009 and 2008, respectively.  Return on average assets was 0.58% and 1.16% for the same periods.

Net Interest Income

General.  Net interest income totaled $12.4 million for the quarter ended March 31, 2009 as compared to $12.5 million for the same period of 2008. This decrease in net interest income for the period was due to a decrease of 40 basis points in the net interest margin somewhat offset by a 10.0% increase in the average balances of interest-earning assets, combined with a similar increase in interest-bearing liabilities as well as the impact of loans placed on nonaccrual during the period. The net interest margin decreased from 4.22% during the three month period ended March 31, 2008 to 3.82% during the same period of 2009.

During the second half of 2007 and continuing through the first quarter of 2009, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crises.  A multitude of government initiatives along with rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression.

Average Balance Sheets and Net Interest Income / Margin Analysis. The following table summarizes the average balance sheets and net interest income / margin analysis for the periods indicated (dollars in thousands).  The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the three month periods ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earnings assets
Cash and cash equivalents	$20,450	$6	0.12%	$22,798	$42	0.74%
FHLB stock	7,143	-	-	3,340	57	6.86
Investment securities available for sale, taxable (1)	72,872	1,104	6.14	49,631	631	5.11
Investment securities available for sale, nontaxable (1)	50,639	429	3.44	52,571	459	3.51
Loans (2)	1,164,661	16,048	5.59	1,067,468	19,051	7.18
Total interest-earning assets	1,315,765	17,587	5.42	1,195,808	20,240	6.81

Noninterest-earning assets
Cash and cash equivalents	26,234			16,605
Allowance for loan losses	(11,298)			(7,434)
Premises and equipment, net	27,214			25,570
Premises held for sale	1,376			-
Goodwill, net	3,688			3,688
Core deposit intangibles, net	22			74
Accrued interest receivable	5,320			6,383
Other	19,028			19,832
Total noninterest-earning assets	71,584			64,718

Total assets	$1,387,349			$1,260,526

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$354,384	$245	0.28%	$389,925	$2,029	2.09%
Money market deposit accounts	94,413	168	0.72	114,327	776	2.73
Savings deposit accounts	38,176	31	0.33	36,011	30	0.34
Time deposit accounts	489,683	4,268	3.53	381,005	4,281	4.52
Total interest-bearing deposits	976,656	4,712	1.96	921,268	7,116	3.11

Retail repurchase agreements	21,692	13	0.24	18,582	112	2.42
Commercial paper (Master notes)	24,409	15	0.25	26,761	144	2.16
Other short-term borrowings	54,437	77	0.57	28,217	251	3.58
Long-term borrowings	52,000	371	2.89	9,615	68	2.84
Total interest-bearing liabilities	1,129,194	5,188	1.86	1,004,443	7,691	3.08

Noninterest-bearing liabilities
Noninterest-bearing deposits	130,252			132,313
Accrued interest payable	2,052			2,576
Other	7,957			8,480
Total noninterest-bearing liabilities	140,261			143,369

Total liabilities	1,269,455			1,147,812

Shareholders' equity	117,894			112,714

Total liabilities and shareholders' equity	$1,387,349			$1,260,526

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$12,399	3.82%		$12,549	4.22%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. As summarized in the preceding table, net interest income decreased $150 thousand, or 1.2%, during the three month period ended March 31, 2009 over the same period of 2008.  The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands).  The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change.  The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days within each period.

	Change due to volume	Change due to rate	Change due to difference in number of days	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$(4)	(31)	(1)	(36)
FHLB Stock	(463)	406	-	(57)
Investment securities available for sale (1)	248	207	(12)	443
Loans (2)	2,003	(4,871)	(135)	(3,003)
Total interest income	$1,784	(4,289)	(148)	(2,653)

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Transaction deposit accounts	$(170)	(1,612)	(2)	(1,784)
Money market deposit accounts	(116)	(491)	(1)	(608)
Savings deposit accounts	2	(1)	-	1
Time deposit accounts	97	(74)	(36)	(13)
	(187)	(2,178)	(39)	(2,404)

Retail repurchase agreements	23	(122)	-	(99)
Commercial paper (Master notes)	(12)	(117)	-	(129)
Other short-term borrowings	(1,843)	1,669	-	(174)
Long-term borrowings	305	1	(3)	303
Total interest expense	$(1,714)	(747)	(42)	(2,503)

Net interest income	$3,498	(3,542)	(106)	(150)

(1)			The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations.  The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and paid on interest-bearing liabilities.  The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2007 through March 31, 2009.

	Prime rate		Federal funds rate
	Change	Balance	Change	Balance
Rate, at December 31, 2007		7.25%		4.25

Changes in rate
January 22, 2008	(0.75)		(0.75)
January 30, 2008	(0.50)		(0.50)
March 18, 2008	(0.75)		(0.75)
Total changes in rate		(2.00)		(2.00)
Rate, at March 31, 2008		5.25		2.25

Changes in rate
April 30, 2008	(0.25)		(0.25)
October 8, 2008	(0.50)		(0.50)
October 29, 2008	(0.50)		(0.50)
December 16, 2008	(0.75-1.00)		(0.75-1.00)
Total changes in rate		(2.00-2.25)		(2.00-2.25)

Rate, at December 31, 2008		3.00-3.25		0.00-0.25

Changes in rate		-		-

Rate, at March 31, 2009		3.00-3.25%		0.00-0.25

Provision for Loan Losses

Provision for loan losses increased from $488 thousand during the first three months of 2008 to $2.2 million for the same period of 2009. Our decision to increase the provision for loan losses was prompted by a number of factors primarily driven by current economic conditions, as well as our methodology for determining the level of allowance for losses and regulatory guidelines regarding impaired assets. We believe that continuing to strengthen loan loss reserves is the prudent action due to increases in nonaccrual loans collateralized by real estate, specifically, construction and land development and nonfarm residential loans, which have been negatively impacted by the economic turmoil.  See Financial Condition – Lending Activities, included elsewhere in this item, for further discussion of the factors impacting the adequacy of the allowance for loan losses and, therefore, the provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2009	2008
Service charges on deposit accounts, net	$1,884	2,167
Fees for trust and investment management and brokerage services	534	756
Mortgage-banking income	865	469
Investment securities gains	2	-
Other	1,146	1,513
Total noninterest income	$4,431	4,905

Service Charges on Deposit Accounts, Net.  Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.6% of average transaction deposit accounts for the three month period ended March 31, 2009 and 1.7% of average transaction deposit accounts for the three month period ended March 31, 2008.

In response to decreasing deposit levels, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances.  Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited; however, service charges for nonsufficient funds and overdraft activity have partially offset the declining fees from such services charges.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2009	2008
Fees for trust and investment management services	$407	592
Fees for brokerage services	127	164
Total fees for trust and investment management and brokerage services	$534	756

Due to the substantial decline in the S&P 500 primarily within the last three quarters, fees for trust and investment management and brokerage services for the three month period ended March 31, 2009 decreased $185 thousand, or 31.3% to $407 thousand from $592 thousand for the three month period ended March 31, 2008.  The decline in fees for trust and investment management services over these periods was consistent with the changes in market valuation over the same periods, which reduced the base on which fees are earned.

The following table summarizes trust and investment management and brokerage assets under management at the dates indicated (in thousands).

	March 31,
	2009	2008
Trust and investment management assets	$209,061	308,665
Brokerage assets	159,934	201,699
Total trust and investment management and brokerage assets	$368,995	510,364

Mortgage-Banking Income.   Mortgage banking income increased during the three month period ended March 31, 2009 over the same period of 2008 primarily because we capitalized on refinancing opportunities resulting from historically low interest rates.

Most of the residential mortgage loans that we originate are sold in the secondary market.  Often we retain servicing rights.  Mortgage loans serviced for the benefit of others amounted to $396.5 million and $377.3 million at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2009	2008
Mortgage-servicing fees	$240	216
Gain on sale of mortgage loans held for sale	522	189
Other mortgage-banking income	103	64
Total mortgage-banking income	$865	469

Mortgage-servicing fees as a percentage of mortgage loans serviced for the benefit of others at period end	0.25%	0.23

Other.  Other noninterest income decreased $367 thousand, or 24.3%, for the three month period ended March 31, 2009 over the same period of 2008 as the result of a nonrecurring 2008 transaction that added $226 thousand in other noninterest income and a decrease in interest earned on balances with the Bank’s third party servicer of official checks.

Included within other noninterest income for the three month period March 31, 2008 was a pretax gain of approximately $226 thousand resulting from the mandatory redemption of our Class B Visa, Inc. shares as part of Visa’s initial public offering.  We continue to own shares of Visa Class B shares that are convertible into Class A shares. The amount of Class A shares we could realize upon conversion of our remaining Class B shares may change depending upon whether additional amounts of money need to be reserved by Visa to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. We obtained our ownership of Visa shares, and the resulting proportionate share of the Visa litigation settlement, by being a long-time Visa member. Our ownership proportion is based upon our percentage of total fees paid to Visa over this period.

Also impacting this decline was a decrease in interest earned on balances from a third party servicer of official checks.  During the three month period ended March 31, 2008, we earned $75 thousand on such balances compared with none during the same period of 2009.

Noninterest Expense

General.  We continue to be disciplined about our efforts to manage expenses.  The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2009	2008
Salaries and other personnel	$5,862	6,195
Occupancy	916	805
Furniture and equipment	883	944
Loss on disposition of premises, furniture, and equipment	55	-
Marketing	297	332
Amortization of core deposit intangibles	11	11
Other	3,514	3,096
Total noninterest expense	$11,538	11,383

Salaries and Other Personnel. Comprising 50.8% of noninterest expense during the three month period ended March 31, 2009 and 54.4% of noninterest expense during the three month period ended March 31, 2008, salaries and other personnel expense decreased by $333 thousand over the periods.  This decline was primarily as a result of a decrease in expense associated with our officer incentive plan caused, in part, by an overaccrual at December 31, 2008 being used during the first quarter of 2009 as well as a decline in the reserve allocated for 2009 incentive payments based on anticipated payments less than those budgeted.

Occupancy. Occupancy expense increased $111 thousand, or 13.8%, for the three month period ended March 31, 2009 over the same period of 2008 primarily as a result of the impact of the new corporate headquarters.  Occupancy expense for the three month period ended March 31, 2009 includes a partial month’s payment under the lease agreement for the new headquarters.  This increase was offset by the impact of expenses associated with banking offices consolidated during 2008 no longer being recorded within occupancy expense but rather being recorded as a branch closure expense within other noninterest expense.

Loss on Disposition of Premises, Furniture, and Equipment.  We recognized $55 thousand in losses with regard to the writeoff of premises, furniture, and equipment in conjunction with the move to the new corporate headquarters in March 2009.  See Part I- Financial Information, Item 1. Financial Statements, Note 5 contained herein for discussion regarding this loss.

Other.  Other noninterest expense increased by $418 thousand, or 13.5%, to $3.5 million during the three month period ended March 31, 2009 from $3.1 million during the three month period ended March 31, 2008.

The following table summarizes significant fluctuations within other noninterest expense for the periods indicated (in thousands).

	For the three month
	periods ended March 31,
	2009	2008
FDIC assessment	$454	165
Mortgage-servicing rights amoritzation expense	414	216
Real estate acquired in settlement of loans writedowns	29	360
Professional expenses	235	139
Branch closure expense	88	-
	$1,220	880

FDIC insurance premiums increased $289 thousand over the periods presented due to higher than budgeted deposits during the three month period ended March 31, 2009 and higher assessment rates over the three month period ended March 31, 2008.  During the three month period ended March 31, 2008, we fully utilized one-time assessment credits from 2006.

Due to the recent failure of several unaffiliated FDIC-insured depository institutions, and the FDIC’s new liquidity guarantee program, the deposit insurance premium assessments paid by all banks will increase.  The FDIC has proposed imposing a 20-basis point special emergency assessment payable September 30, 2009, with authorization of the FDIC board to implement an additional 10 basis-point premium in any quarter.  As a result, we anticipate our future insurance costs to be substantially higher than in previous periods.

Amortization of mortgage-servicing rights increased $198 thousand over the periods presented. Since December 31, 2007, the Federal Reserve has decreased rates by 400 to 425 basis points. This decline in interest rates has resulted in an increase in loan prepayments and, therefore, has increased amortization within the mortgage-servicing rights portfolio.

Professional expenses increased $96 thousand over the periods presented due, in part, to costs associated with our move to the new corporate headquarters.

Branch closure expenses increased $88 thousand over the periods presented due to expenses associated with banking offices consolidated during 2008 that have not yet been subleased or sold.

Offsetting these increases to other noninterest expense was a decrease in real estate acquired in settlement of loans writedown expense of $331 thousand.  This decrease was primarily due to expense required during the first quarter of 2008 related to a commercial real estate property within the portfolio with respect to which we own a participation interest. The lead bank is managing the operations of the property and is currently working with an external firm to market the property.  We were a 20% participant in the loan relationship and are now a 20% owner of the collateral property. Therefore, we must cover 20% of the costs related to the property.  Although this property remains in our real estate acquired in settlement of loans portfolio at March 31, 2009, no such costs on this property were determined to be necessary during the first quarter of 2009.

Provision for Income Taxes

Income tax expense totaled $1.1 million for the three month period ended March 31, 2009, compared with $1.9 million for the three month period ended March 31, 2008.  The Company’s effective tax rate was 36.0% and 34.7% over the same periods.

Recently Issued / Adopted Accounting Pronouncements

See Part I – Financial Information, Item 1. Financial Statements, Note 1 contained herein for discussion regarding recently issued and recently adopted accounting pronouncements and their expected impact on our business, financial condition, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points based on forecasted assumptions of nominal interest rates, balance sheet growth rates (derived from targeted budget projections), and deposit and loan repricing rates (based upon past interest rate cycles).  Estimates are based on historical interest rate cycles, current targeted budget projections, and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Interim Financial Statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 200 basis points	(4.66)%
Up 100 basis points	(2.11)
Down 100 basis points	(0.27)
Down 200 basis points	(0.06)

(1) The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

  It presents the balance sheet in a static position.  When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

  The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

  The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Chief Executive Officer, the President and Chief Operating Officer (Principal Financial Officer) and several other members of senior management as of March 31, 2009, the last day of the period covered by this Quarterly Report. The Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of March 31, 2009 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and the President and Chief Operating Officer (Principal Financial Officer)) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

First Quarter Internal Control Changes

During the first quarter of 2009, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for a discussion of the information required by this item.

Item 1a. Risk Factors

For a discussion of certain risk factors that could cause our financial results and condition to vary materially from period to period or cause actual results to differ from expectations for future financial and business performance, refer to Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008.  The following summary provides additional clarification to risk identified in our Annual Report on Form 10-K for the year ended December 31, 2008 and provides additional risk factors identified since that time as a result of recent developments.

We May Further Reduce or Suspend Dividend Payments

The holders of our common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. Palmetto Bancshares is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. Palmetto Bancshares and the Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Federal regulatory authorities are authorized to determine under certain circumstances that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. Federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay.

In an effort to retain and build capital during this period of economic uncertainty, the Board of Directors approved a reduction in the Company's quarterly common stock dividend from $0.20 per share during the fourth quarter of 2008 to $0.06 per share during the first quarter of 2009. There can be no assurances regarding the level at which we will pay future dividends because our ability to pay such dividends is dependent on a variety of factors, including, but not limited to, our financial condition, results of operations, cash flow, and capital requirements.

We Have Experienced a Decline in Asset Quality Resulting in Increased Potential Losses within Our Loan Portfolio and May See Further Asset Deterioration and Higher Potential Losses

Our ability to generate earnings is significantly impacted by our ability to properly originate, underwrite, and service loans. We have experienced a decline in asset quality and have identified increased potential losses within our loan portfolio primarily because borrowers, guarantors, or related parties have been unable to perform in accordance with the terms of their loans. Asset quality deterioration could cause our interest income and net interest margin to decrease, which could adversely impact our business, financial condition, and results of operations. We have identified deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the economy. Property values for real estate collateral have declined substantially.  We increased our allowance for loan losses to $12.6 million at March 31, 2009 to address the risks inherent within our loan portfolio. During the second quarter of 2009, we plan to engage a third party firm to perform an evaluation of our identified impaired loans and allowance for loan losses process.  Additionally, during the second and third quarters of 2009, we plan to engage a third party firm to augment our loan review process. Regardless of the underwriting criteria we have utilized, the third party evaluation of our loan portfolio may identify potential  losses as a result of various factors beyond our control, including:

  Cost overruns;
  Declining property values;
  Mismanaged construction;
  Inferior or improper construction techniques;
  Economic changes or downturns during construction;
  Rising interest rates that may prevent sale of the property; and
  Failure to sell completed projects or units in a timely manner.

The results of our continued internal evaluations and these external evaluations of our loan portfolio and allowance for loan losses model may cause management to adjust its opinion of the level of asset quality in our loan portfolio. Such a determination may lead to increases in our nonperforming assets and impaired loans, and, therefore, additions to our allowance and provision for loan losses, which could also adversely impact our business, financial condition, and results of operations.

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

Item 6. Exhibits

31.1         L. Leon Patterson's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Paul W. Stringer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 31.1, 31.2, and 32 have been filed with the SEC in conjunction with this Quarterly Report on Form 10-Q. Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, 306 East North Street, Greenville, South Carolina 29601.

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

Date: May 11, 2009

EXHIBIT INDEX

Exhibit No.         Description

31.1                     L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                     Paul W. Stringer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                        Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002