Form 10-Q
period 2009-06-30
PALMETTO BANCSHARES INC
filed 2009-07-30
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(800) 725–2265

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2009
Common stock, $5.00 par value	6,477,630

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except common and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$151,167	$29,305

Total cash and cash equivalents	151,167	29,305
Federal Home Loan Bank (“FHLB”) stock, at cost	6,155	6,566
Investment securities available for sale, at fair value	113,347	125,596
Mortgage loans held for sale	12,320	7,415
Loans, gross	1,126,512	1,158,480
Less: allowance for loan losses	(21,965)	(11,000)

Loans, net	1,104,547	1,147,480
Premises and equipment, net	29,602	26,347
Premises held for sale	—	1,651
Goodwill, net	3,691	3,691
Core deposit intangibles, net	12	34
Accrued interest receivable	4,572	5,466
Other	40,116	18,724

Total assets	$1,465,529	$1,372,275

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$134,420	$134,465
Interest-bearing	1,095,598	937,031

Total deposits	1,230,018	1,071,496
Retail repurchase agreements	23,920	16,357
Commercial paper (Master notes)	21,806	27,955
Other short-term borrowings	—	79,785
Long-term borrowings	82,000	52,000
Accrued interest payable	2,055	1,857
Other	5,642	7,049

Total liabilities	1,365,441	1,256,499

Shareholders’ equity
Common stock - par value $5.00 per share; authorized 25,000,000 shares; issued and outstanding 6,477,630 and 6,446,090 at June 30, 2009 and December 31, 2008, respectively	32,264	32,230
Capital surplus	2,421	2,095
Retained earnings	71,322	87,568
Accumulated other comprehensive loss, net of tax	(5,919)	(6,117)

Total shareholders’ equity	100,088	115,776

Total liabilities and shareholders’ equity	$1,465,529	$1,372,275

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except common and per share data) (unaudited)

	For the three month periods ended June 30,
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$32	$13
Dividends paid on FHLB stock	—	86
Interest earned on investment securities available for sale
United States Treasury and federal agencies (taxable)	—	36
State and municipal (nontaxable)	410	455
Collateralized mortgage obligations (taxable)	823	909
Other mortgage-backed (taxable)	248	261
Interest and fees earned on loans	14,377	18,266

Total interest income	15,890	20,026
Interest expense
Interest paid on deposits	5,203	5,653
Interest paid on retail repurchase agreements	14	57
Interest paid on commercial paper	14	87
Interest paid on other short-term borrowings	11	258
Interest paid on long-term borrowings	380	373

Total interest expense	5,622	6,428

Net interest income	10,268	13,598
Provision for loan losses	30,000	687

Net interest income (loss) after provision for loan losses	(19,732)	12,911

Noninterest income
Service charges on deposit accounts, net	2,072	2,127
Fees for trust and investment management and brokerage services	576	755
Mortgage-banking income	1,245	600
Automatic teller machine income	335	322
Investment securities gains	—	1
Other	859	968

Total noninterest income	5,087	4,773
Noninterest expense
Salaries and other personnel	6,164	6,070
Occupancy	1,155	803
Furniture and equipment	892	985
Loss (gain) on disposition of premises, furniture, and equipment	21	(3)
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	1,372	183
Mortgage-servicing rights portfolio amortization and impairment	336	216
Marketing	258	291
Amortization of core deposit intangibles	11	11
Other	2,918	2,459

Total noninterest expense	13,127	11,015

Net income (loss) before provision for income taxes	(27,772)	6,669
Provision (benefit) for income taxes	(9,921)	2,340

Net income (loss)	$(17,851)	$4,329

Common and per share data
Net income (loss) - basic	$(2.77)	$0.67
Net income (loss) - diluted	(2.77)	0.66
Cash dividends	—	0.20
Book value	15.52	17.81
Weighted average common shares outstanding - basic	6,450,090	6,435,515
Weighted average common shares outstanding - diluted	6,450,090	6,521,169

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except common and per share data) (unaudited)

	For the six month periods ended June 30,
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$38	$55
Dividends paid on FHLB stock	—	143
Interest earned on investment securities available for sale
United States Treasury and federal agencies (taxable)	—	235
State and municipal (nontaxable)	839	914
Collateralized mortgage obligations (taxable)	1,664	1,066
Other mortgage-backed (taxable)	511	536
Interest and fees earned on loans	30,404	37,293

Total interest income	33,456	40,242
Interest expense
Interest paid on deposits	9,915	12,769
Interest paid on retail repurchase agreements	27	169
Interest paid on commercial paper	29	231
Interest paid on other short-term borrowings	88	509
Interest paid on long-term borrowings	751	441

Total interest expense	10,810	14,119

Net interest income	22,646	26,123
Provision for loan losses	32,175	1,175

Net interest income (loss) after provision for loan losses	(9,529)	24,948

Noninterest income
Service charges on deposit accounts, net	3,956	4,294
Fees for trust and investment management and brokerage services	1,110	1,511
Mortgage-banking income	2,110	1,069
Automatic teller machine income	635	618
Investment securities gains	2	1
Other	1,705	2,185

Total noninterest income	9,518	9,678
Noninterest expense
Salaries and other personnel	12,026	12,265
Occupancy	2,071	1,608
Furniture and equipment	1,775	1,929
Loss (gain) on disposition of premises, furniture, and equipment	76	(3)
FDIC deposit insurance assessment	1,826	348
Mortgage-servicing rights portfolio amortization and impairment	750	432
Marketing	555	623
Amortization of core deposit intangibles	22	22
Other	5,543	5,150

Total noninterest expense	24,644	22,374

Net income (loss) before provision for income taxes	(24,655)	12,252
Provision (benefit) for income taxes	(8,798)	4,277

Net income (loss)	$(15,857)	$7,975

Common and per share data
Net income (loss) - basic	$(2.46)	$1.24
Net income (loss) - diluted	(2.46)	1.22
Cash dividends	0.06	0.40
Book value	15.52	17.81
Weighted average common shares outstanding - basic	6,449,383	6,433,343
Weighted average common shares outstanding - diluted	6,449,383	6,518,299

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except common and per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256
Net income				7,975		7,975
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $257					(426)
Reclassification adjustment included in net income, net of tax impact of $0					(1)

Net unrealized loss on investment securities available for sale						(427)
Defined benefit pension plan
Impact of FASB No. 158 (as subsequently defined), net of tax impact of $466					(866)	(866)

Comprehensive income						6,682
Cumulative effect of adoption of new accounting standard Emerging Issues Task Force (“EITF”) No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”				(99)		(99)
Cash dividend declared and paid ($0.40 per share)				(2,576)		(2,576)
Compensation expense related to stock option plan			47			47
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided			78			78
Common stock issued pursuant to stock option plan	20,325	102	224			326

Balance at June 30, 2008	6,442,090	$32,211	$2,013	$84,521	$(4,031)	$114,714

Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776
Net loss				(15,857)		(15,857)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $122					199
Reclassification adjustment included in net loss, net of tax impact of $1					(1)

Net unrealized gain on investment securities available for sale						198

Comprehensive loss						(15,659)
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			31			31
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided			107			107
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	27,540	14	102			116

Balance at June 30, 2009	6,477,630	$32,264	$2,421	$71,322	$(5,919)	$100,088

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six month periods ended June 30,
	2009	2008
Operating activities
Net income (loss)	$(15,857)	$7,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,093	971
Loss (gain) on dispositions of premises, furniture, and equipment	68	(3)
Loss on dispositions of premises held for sale	8	—
Amortization of core deposit intangibles	22	22
Amortization of unearned discounts / premiums on investment securities available for sale, net	10	3
Investment securities gains	2	1
Provision for loan losses	32,175	1,175
Originations of mortgage loans held for sale	(100,862)	(41,379)
Proceeds from sale of mortgage loans held for sale	97,032	43,073
Gains on sales of mortgage loans held for sale, net	(1,075)	(490)
Writedowns and losses on sales of real estate acquired in settlement of loans	1,992	72
Compensation expense related to stock options granted	31	47
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	107	78
Decrease in interest receivable and other assets, net	3,341	550
Decrease in accrued interest payable and other liabilities, net	(15,705)	(767)

Net cash provided by operating activities	2,382	11,328
Investing activities
Proceeds from maturities, calls, and repayments of investment securities available for sale	14,051	26,984
Purchases of investment securities available for sale	(1,495)	(65,156)
Purchases of FHLB stock	(1,592)	(3,701)
Redemptions of FHLB stock	2,003	405
Increase in loans, net	(2,179)	(71,492)
Proceeds on sale of real estate acquired in settlement of loans	264	131
Proceeds on sale of premises held for sale	1,643	—
Purchases of premises and equipment, net	(4,416)	(2,230)

Net cash provided by (used in) investing activities	8,279	(115,059)
Financing activities
Decrease in transaction, money market, and savings deposit accounts, net	(18,413)	(16,327)
Increase in time deposit accounts, net	178,152	8,009
Increase in retail repurchase agreements, net	7,563	4,299
(Decrease) increase in commercial paper, net	(6,149)	6,075
(Decrease) increase in other short-term borrowings	(79,785)	37,671
Increase in long-term borrowings	30,000	52,000
Proceeds from exercise of stock options	222	326
Cash dividends paid on common stock	(389)	(2,576)

Net cash provided by financing activities	111,201	89,477

Net increase (decrease) in cash and cash equivalents	121,862	(14,254)
Cash and cash equivalents, beginning of period	29,305	52,232

Cash and cash equivalents, end of period	$151,167	$37,978

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$10,612	$14,452

Income taxes	2,880	4,137

Significant noncash activities
Net unrealized gain (loss) on investment securities available for sale, net of tax	$198	$(427)

Loans transferred to real estate acquired in settlement of loans, at fair value	12,937	792

Premises reclassified as held for sale, at fair value	—	1,651

Net unrealized loss on pension plan assets, net of tax	—	(866)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company”, which may be referred to as we, us, or our) is a regional bank holding company organized in 1982 under the laws of South Carolina currently headquartered in Greenville, South Carolina. Palmetto Bancshares provides, through our subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Palmetto Capital, a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our market area primarily within northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets that we hold in a fiduciary or agency capacity for customers are not included in our Consolidated Financial Statements because those items do not represent our assets. Our accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States of America.

The Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2009 and 2008 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments were of a normal and recurring nature, unless otherwise disclosed. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

Subsequent Events

We have evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial Statements.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. As of and since June 30, 2009, we have made no changes to our determination in the Annual Report on Form 10-K for the year ended December 31, 2008 that we had one reportable operating segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, we make estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income or shareholders’ equity as previously reported.

Recently Adopted Accounting Pronouncements

Following is a summary of applicable accounting pronouncements adopted by us during the six month period ended June 30, 2009.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 was effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, we adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other United States generally accepted accounting principles. FSP SFAS No. 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. As such, we adopted FSP SFAS No. 142-3 on January 1, 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The technical literature was effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS No. 133-1 and FIN No. 45-4 amended SFAS No. 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The technical literature also amended FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require disclosure of the current status of the payment / performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The technical literature encouraged that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods. FSP SFAS No. 133-1 and FIN No. 45-4 clarified the effective date of SFAS No. 161 such that required disclosures should be provided for any reporting period (annual or interim) beginning after November 15, 2008. We adopted FSP SFAS No. 133-1 and FIN No. 45-4 on January 1, 2009. These pronouncements amended only the disclosure requirements for credit derivatives and certain guarantees. Therefore, the adoption of FSP SFAS No. 133-1 and FIN No. 45-4 did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SAB No. 111 maintains the staff’s previous views related to equity securities, however debt securities are excluded from its scope. The SAB provides that other-than-temporary impairment is not necessarily the same as permanent impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance, and its adoption had no impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. FSP SFAS No. 107-1 and APB No. 28-1 was effective for periods ending after June 15, 2009. Because FSP SFAS No. 107-1 and APB No. 28-1 amended only the disclosure requirements for fair value measurements, its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2 which categorize losses on debt securities available-for sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An other-than-temporary impairment related to credit losses should be recognized through earnings. An other-than-temporary impairment related to other factors should be recognized in other comprehensive income. The FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS No. 115 and FSP SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” are also required for interim periods (including the aging of securities with unrealized losses). We have reviewed our security portfolio and evaluated the portfolio for any other-than-temporary impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 were effective for reporting periods ending after June 15, 2009. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.” The Staff Position recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques. FSP SFAS No. 157-4 was effective for periods ending after June 15, 2009. Its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this Statement was to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. As such, we adopted SFAS No. 165 with regard to our interim financial period ending June 30, 2009. Its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. On the effective date of this Statement, the codification will supersede all then-existing nonSEC accounting and reporting standards. All other nongrandfathered nonSEC accounting literature not included in the codification will become nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of SFASs, FSPs, or EITF Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the codification. SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 arranged these sources of generally accepted accounting principles in a hierarchy for users to apply accordingly. Once the codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162. In other words, the generally accepted accounting principles hierarchy will be modified to include only two levels of generally accepted accounting principles: authoritative and nonauthoritative. As a result, this Statement replaces SFAS No. 162 to indicate this change to the generally accepted accounting principles hierarchy. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, we adopted SFAS No. 168 on July 1, 2009 for the interim period ending September 30, 2009. Due to the informational nature of this Statement, it adoption did not have a material impact on our financial position, results of operations, or cash flows.

Recently Issued Applicable Accounting Pronouncements

Following is a summary of recently issued accounting pronouncements applicable to us for which we are evaluating the potential impact on us.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The Staff Position provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. Therefore, these disclosure requirements will be required in our 2009 annual reporting. The Staff Position will require us to provide additional disclosures related to our benefit plans. However, because such pronouncements amend only the disclosure requirements for plan assets of a defined benefit pension or other postretirement plan, we do not anticipate that its adoption will have a material impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The Board’s objective in issuing this Statement was to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. All of the requirements outlined by this Statement will be required to be applied by us for interim and annual periods after January 1, 2010. We are currently evaluating the impact that the adoption of SFAS No. 166 may have on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The FASB’s objective in issuing this Statement was to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. As such, we will be required to apply this Statement for interim and annual period ending after January 1, 2010. We are currently evaluating the impact that the adoption of SFAS No. 167 may have on our financial position, results of operations, or cash flows.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve Board regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag. For the maintenance period ended on July 1, 2009, based on reservable liabilities from May 19, 2009 through June 1, 2009, the Federal Reserve required the Bank to maintain reserves of $9.8 million. Due to our levels of vault cash, reserves of $363 thousand were required to be maintained at our correspondent transaction settlement bank in addition to $1.0 million that was required to be maintained with the Federal Reserve.

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

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$46,814	$1,277	$(38)	$48,053
Collateralized mortgage obligations	49,527	142	(4,004)	45,665
Other mortgage-backed (federal agencies)	19,299	399	(69)	19,629

Total investment securities available for sale	$115,640	$1,818	$(4,111)	$113,347

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$50,297	$635	$(102)	$50,830
Collateralized mortgage obligations	58,033	23	(3,417)	54,639
Other mortgage-backed (federal agencies)	19,876	270	(19)	20,127

Total investment securities available for sale	$128,206	$928	$(3,538)	$125,596

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. See Note 16 for disclosures regarding the amount and fair value hierarchy classification of investment securities measured at fair value using a third party pricing service and those measured at fair value using broker quotes. We utilize multiple third party pricing services and brokers to obtain fair values. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that vendor provide the price for each security in the class. We record the unadjusted value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures. Based upon management’s internal price verification procedures, we have concluded that the fair values for our investment securities available for sale at June 30, 2009 were consistent with the guidance in SFAS No. 157. At June 30, 2009, all collateralized mortgage obligations were valued using level three inputs as no active trading market existed at that time.

Other-Than-Temporary Impairment Analysis

The following tables summarize the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	4	$1,146	$38	—	$—	$—	4	$1,146	$38
Collateralized mortgage obligations	3	10,642	596	8	25,853	3,408	11	36,495	4,004
Other mortgage-backed (federal agencies)	10	4,626	69	—	—	—	10	4,626	69

Total investment securities available for sale	17	$16,414	$703	8	$25,853	$3,408	25	$42,267	$4,111

	December 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	12	$5,441	$101	1	$423	$1	13	$5,864	$102
Collateralized mortgage obligations	13	52,603	3,417	—	—	—	13	52,603	3,417
Other mortgage-backed (federal agencies)	4	1,336	15	1	838	4	5	2,174	19

Total investment securities available for sale	29	$59,380	$3,533	2	$1,261	$5	31	$60,641	$3,538

The increase in the gross unrealized losses of investment securities available for sale at June 30, 2009 was caused by wider asset spreads resulting from an illiquid market, causing these assets to be valued at discounts from cost. Gross unrealized losses increased $573 thousand from December 31, 2008 to June 30, 2009, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. Partially offsetting this increase were improvements within the state and municipal sector. Gross unrealized losses on collateralized mortgage obligations in the twelve months or longer category increased based on our date of purchase. We purchased each of the eight securities 15 to 16 months prior to June 30, 2009.

Management conducts other-than-temporary impairment analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We recognize other-than-temporary impairment by evaluating separately other-than-temporarily impaired losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An other-than-temporary impairment related to credit losses is recognized through earnings while an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Based on our other-than-temporary impairment analysis as of June 30, 2009, we concluded that gross unrealized losses detailed in the preceding table are temporary, and, therefore, the securities were not other-than-temporarily impaired at June 30, 2009.

The fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates and the credit enhancement levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that other-than-temporary impairments may occur in the future particularly in light of the current economic environment.

Pledged Securities

Approximately 66% of the portfolio was pledged to secure public deposits and trust assets at June 30, 2009 as compared with 55% at December 31, 2008. Of the $75.1 million pledged at June 30, 2009, $53.8 million of the portfolio was securing public deposits and trust assets. Of the $69.1 million pledged at December 31, 2008, $47.0 million of the portfolio was securing public deposits and trust assets.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans, as well as a number of types of securities. In order to compute lendable collateral amounts, the market value of pledged balances is reduced by a 10% collateral discount factor. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. At June 30, 2009, our collateral maintenance factor from the FHLB was 100%. On July 14, 2009 based on their review of our first quarter financial condition and results of operations, the FHLB adjusted this factor to 110% thereby reducing our available lendable collateral to serve against FHLB advances and letters of credit. Our available lendable collateral may be further restricted based on the FHLB’s review of our second quarter financial condition and results of operations. Approximately $35.5 million, or 31%, of the portfolio was pledged to collateralize FHLB advances and letters of credit as of June 30, 2009 of which $32.0 million was utilized as lendable collateral. At December 31, 2008, approximately $41.6 million, or 33%, of the portfolio was pledged to collateralize FHLB advances and letters of credit of which $37.5 million was utilized as lendable collateral.

Concentrations of Risk

One state and municipal security issuer issued securities with fair values exceeding 2% of total shareholders’ equity at June 30, 2009 of 2.2%. Five state and municipal security issuers issued securities with fair values exceeding 1% of total shareholders’ equity at June 30, 2009 ranging from 1.2% to 1.6%.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.5% to 8.3% of total shareholders’ equity at June 30, 2009.

The following table summarizes issuer fair value concentration of other mortgage-backed investment securities, by issuer, at June 30, 2009 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Government National Mortgage Association	Total
Other mortgage-backed	$15,342	$2,852	$1,435	$19,629
As a percentage of shareholders’ equity	15.3%	2.9%	1.4%	19.6%

4.	Loans

Composition

The following table summarizes gross loans, categorized by loan purpose at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Commercial business	$134,133	11.9%	$154,304	13.3%
Commercial real estate	735,779	65.3	740,420	63.9
Installment	22,280	2.0	23,547	2.0
Installment real estate	84,271	7.5	85,506	7.4
Indirect	36,155	3.2	34,566	3.0
Credit line	1,920	0.2	2,090	0.2
Prime access	66,250	5.9	64,384	5.5
Residential mortgage	28,102	2.5	36,611	3.2
Bankcards	12,284	1.1	12,470	1.1
Business manager	367	—	152	—
Other	1,585	0.1	1,934	0.2
Loans in process	2,979	0.3	2,141	0.2
Deferred loans fees and costs	407	—	355	—

Loans, gross	$1,126,512	100.0%	$1,158,480	100.0%

The following table summarizes gross loans, categorized by FDIC code at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$267,141	23.7%	$257,879	22.3%
Farmland	418	—	662	0.1
Single-family residential	222,325	19.7	216,311	18.7
Multifamily residential	34,900	3.1	31,532	2.7
Nonfarm nonresidential	444,970	39.5	493,977	42.6
Commercial and industrial	72,515	6.5	73,609	6.4
Obligations of states and political subdivisions of the U.S.	1,212	0.1	2,602	0.2
General consumer	60,475	5.4	60,626	5.2
Credit line	5,755	0.5	6,215	0.5
Bankcards	12,256	1.1	12,416	1.1
Others	4,545	0.4	2,651	0.2

Loans, gross	$1,126,512	100.0%	$1,158,480	100.0%

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $17.0 million at June 30, 2009 and $26.7 million at December 31, 2008.

Mortgage loans serviced for the benefit of others amounted to $411.0 million and $377.3 million at June 30, 2009 and December 31, 2008, respectively, and are not included in our Consolidated Balance Sheets.

Pledged Loans

Approximately $369.0 million of loans were pledged to collateralize FHLB advances and letters of credit at June 30, 2009, of which $148.8 million was available as lendable collateral. In order to compute lendable collateral amounts, pledged balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage. Of the $379.4 million of loans pledged at December 31, 2008, $159.1 million was available as lendable collateral. At June 30, 2009, our collateral maintenance factor from the FHLB was 100%. On July 14, 2009 based on their review of our first quarter financial condition and results of operations, the FHLB adjusted this factor to 110% thereby reducing our available lendable collateral to serve against FHLB advances and letters of credit. Our available lendable collateral may be further restricted based on the FHLB’s review of our second quarter financial condition and results of operations.

During the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. As of June 30, 2009, our borrowings capacity at the Federal Reserve was secured by a blanket lien on a portion of our commercial and consumer loan portfolios. Of $166.1 million in gross loans pledged at June 30, 2009, $108.1 million was available as lendable collateral. In order to compute lendable collateral amounts, pledged balances are reduced by the applicable collateral discount margin.

Concentrations of Risk

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s tier 1 capital
Secured by commercial real estate
Construction, land development, and other land loans	$267,141	23.7%	259.9%
Multifamily residential	34,900	3.1	34.0
Nonfarm nonresidential	444,970	39.5	432.9

Total loans secured by commercial real estate	$747,011	66.3%	726.8%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s tier 1 capital
Development commercial real estate loans
Loans secured by:
Land - unimproved (commercial or residential)	$29,732	2.6%	28.9%
Land development - commercial	13,512	1.2	13.1
Land development - residential	134,227	11.9	130.6
Commercial construction:
Hotel / motel	21,697	1.9	21.1
Retail	1,997	0.2	1.9
Multifamily	15,582	1.4	15.2
Industrial and warehouse	6,840	0.6	6.7
Healthcare	9,594	0.9	9.3
Miscellaneous commercial	14,766	1.3	14.4

Total development commercial real estate loans	247,947	22.0	241.2
Existing and other commercial real estate loans
Loans secured by existing real estate:
Hotel / motel	95,041	8.4	92.5
Retail	31,097	2.8	30.2
Office	31,940	2.8	31.1
Multifamily	34,900	3.1	34.0
Industrial and warehouse	13,163	1.2	12.8
Healthcare	21,271	1.9	20.7
Miscellaneous commercial	122,320	10.9	119.0
Residential construction - speculative	15,015	1.3	14.6

Total existing and other commercial real estate loans	364,747	32.4	354.9
Commercial real estate owner occupied and residential loans
Loans secured by:
Commercial - owner occupied	129,863	11.5	126.3
Commercial construction - owner occupied	4,176	0.4	4.1
Residential construction - contract	278	—	0.3

Total commercial real estate owner occupied and residential loans	134,317	11.9	130.7

Total loans secured by commercial real estate	$747,011	66.3%	726.8%

Lending Practices. We do not originate loans in excess of 100% of collateral value, offer loan payment arrangements resulting in negative amortization, engage in lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), nor do we offer loan payment arrangements with minimum payments that are less than accrued interest.

Asset Quality

Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	June 30, 2009	March 31, 2009	December 31, 2008
Nonaccrual loans	$95,549	$56,115	$42,968
Loans past due 90 days and still accruing (1)	137	226	206

	$95,686	$56,341	$43,174

(1)	Substantially all of these loans are bankcard loans

The following table summarizes the gross interest income that would have been reported for the periods indicated had loans classified as nonaccrual at each of these dates performed in accordance with their original terms and the amount of total interest collected for the periods indicated relative to loans classified as nonaccrual at each of these dates (in thousands).

	For the three month periods ended June 30, 2009	For the six month periods ended June 30, 2009
Foregone interest	$1,918	$2,523
Interest collected	$32	$61

Troubled Debt Restructurings. At June 30, 2009 and December 31, 2008, the principal balance of troubled debt restructurings totaled $6.8 million and $1.2 million, respectively.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$12,606	$7,488	$11,000	$7,418
Provision for loan losses	30,000	687	32,175	1,175
Loans charged-off	(20,686)	(571)	(21,301)	(1,018)
Loan recoveries	45	41	91	70

Net loans charged-off	(20,641)	(530)	(21,210)	(948)

Allowance for loan losses, end of period	$21,965	$7,645	$21,965	$7,645

Impaired Loans. The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	June 30, 2009	December 31, 2008
Impaired loans, end of period	$89,967	$37,468
Impaired loans subject to specific reserve allocation, end of period	24,147	21,413
Specific allowance allocation on impaired loans, end of period	6,453	4,453
Average impaired loans, year-to-date period (1)	60,682	22,568

(1)	Average impaired loans calculated using a simple average.

5.	Premises and Equipment

Premises and Equipment, Net

The following table summarizes the premises and equipment, net balances at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Land	$6,532	$6,530
Buildings	19,902	19,668
Leasehold improvements	4,931	2,884
Furniture and equipment	20,640	19,412
Software	3,692	3,495
Bank automobiles	915	941

Premises and equipment, gross	56,612	52,930
Accumulated depreciation	(27,010)	(26,583)

Premises and equipment, net	$29,602	$26,347

We relocated our corporate headquarters to downtown Greenville, South Carolina during March 2009 primarily impacting, during the six month period ended June 30, 2009, leasehold improvements and furniture and equipment balances. Both the previous and the new East North Street locations were leased.

During 2008, we purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate the existing Greer banking office. The opening occurred in April 2009. During the six month period ended June 30, 2009, this relocation primarily impacted building, leasehold improvement, and furniture and equipment balances. The previous Greer banking office lease expired June 30, 2009.

During 2008, we consolidated our existing banking office network, reducing the number of banking offices by four. Three of these consolidated banking offices continue to be leased, and one is owned. Management is currently considering options with regard to these locations. Also during 2008, we completed construction and opened our relocated Pendleton office in Anderson County. The previous Pendleton banking office is owned. Management is also considering options with regard to this location. Costs related to the operation of these locations are included in branch closure expense within the Other noninterest expense financial statement line item of the Consolidated Statements of Income (Loss) for the three and six month periods ended June 30, 2009 because these banking offices are no longer used in the ordinary course of banking operations.

Premises Held for Sale

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one-year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair market value less the estimated costs to sell. At December 31, 2008, two parcels of land with a book value approximating $1.7 million were classified as held for sale and under contract for sale. These parcels were sold during the first quarter of 2009 at the carrying amount in conjunction with the relocation of our corporate headquarters to downtown Greenville.

6.	Goodwill, net and Core Deposit Intangibles, net

All of our goodwill resulted from past business combinations. We perform our annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates.

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Core deposit intangibles, gross	$1,779	$1,779
Less: accumulated amortization	(1,767)	(1,745)

Core deposit intangibles, net	$12	$34

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $411.0 million and $377.3 million at June 30, 2009 and December 31, 2008, respectively. The book value of the mortgage-servicing rights portfolio at June 30, 2009 and December 31, 2008 was $3.1 million and $2.9 million, respectively. The mortgage-servicing rights portfolio is included within the Other assets financial statement line item of the Consolidated Balance Sheets. The aggregate fair value of the mortgage-servicing rights portfolio at June 30, 2009 and December 31, 2008 was $3.8 million and $3.2 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in our mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,
	2009	2008	2009	2008
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,993	$2,898	$2,932	$2,949
Capitalized mortgage-servicing rights	408	320	883	485
Mortgage-servicing rights portfolio amortization	(337)	(218)	(742)	(431)
Change in mortgage-servicing rights portfolio valuation allowance	1	2	(8)	(1)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$3,065	$3,002	$3,065	$3,002

Mortgage-Servicing Rights Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,
	2009	2008	2009	2008
Valuation allowance, beginning of period	$39	$13	$30	$10
Aggregate (additions charged to) and reductions credited from operations	(1)	(2)	8	1

Valuation allowance, end of period	$38	$11	$38	$11

Mortgage-Banking Income

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2009	2008	2009	2008
Mortgage-servicing fees	$247	$221	$487	$437
Gain on sale of mortgage loans held for sale	553	301	1,075	490
Forward sales commitment income	245	—	245	—
Derivative loan commitment income	95	—	95	—
Other mortgage-banking income	105	78	208	142

Total mortgage-banking income	$1,245	$600	$2,110	$1,069

8.	Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included within the Other assets financial statement line item of the Consolidated Balance Sheets, at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Real estate acquired in settlement of loans	$17,400	$6,719
Repossessed automobiles acquired in settlement of loans	464	564

Total property acquired in settlement of loans	$17,864	$7,283

Activity

The following table summarizes the changes in our real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands).

	At and for the six month periods ended June 30,
	2009	2008
Real estate acquired in settlement of loans, beginning of period	$6,719	$7,743
Add: New real estate acquired in settlement of loans at fair value	10,987	789
Less: Sales / recoveries of real estate acquired in settlement of loans	(264)	(131)
Less: Provision charged to expense	(42)	(69)

Real estate acquired in settlement of loans, end of period	$17,400	$8,332

9.	Deposits

Composition

The following table summarizes traditional deposit composition at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Transaction deposit accounts	$456,261	$498,780
Money market deposit accounts	111,322	93,746
Savings deposit accounts	41,936	36,623
Time deposit accounts $100,000 and greater	267,019	180,083
Time deposit accounts less than $100,000	353,480	262,264

Total traditional deposit accounts	$1,230,018	$1,071,496

At June 30, 2009, $952 thousand of overdrawn transaction accounts were reclassified to loans compared with $1.2 million at December 31, 2008.

Interest Expense on Traditional Deposit Accounts

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2009	2008	2009	2008
Transaction deposit accounts	$141	$1,229	$386	$3,258
Money market deposit accounts	139	435	307	1,211
Savings deposit accounts	35	32	66	62
Time deposit accounts	4,888	3,957	9,156	8,238

Total interest expense on traditional deposit accounts	$5,203	$5,653	$9,915	$12,769

10.	Borrowings

FHLB Borrowings

As disclosed in Notes 3 and 4, we pledge investment securities and loans to collateralize FHLB advances and letters of credit. The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$148,803	$159,060
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	31,977	37,481
Advances and letters of credit
Short-term advances	—	(44,000)
Long-term advances	(82,000)	(52,000)
Letters of credit	(69,000)	(69,000)

Total advances and letters of credit	(151,000)	(165,000)

Available lendable collateral value to serve against FHLB advances and letters of credit	$29,780	$31,541

The following table summarizes long-term FHLB borrowings at June 30, 2009 (dollars in thousands). Our long-term FHLB advances do not have embedded call options.

						Total
Borrowing balance	$5,000	$12,000	$30,000	$30,000	$5,000	$82,000
Interest rate	2.57%	2.75%	1.34%	2.89%	3.61%	2.33%
Maturity date	3/8/2010	4/2/2010	1/18/2011	3/7/2011	4/2/2013

The increase in long-term FHLB borrowings during the first six months of 2009 was due to the $30 million borrowing from the FHLB that matures on January 18, 2011. This borrowing has a fixed rate of 1.34% and is a relatively inexpensive source of liquidity.

Federal Reserve Discount Window

As disclosed in Note 4, during the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. We pledge loans to collateralize advances from the Federal Reserve Discount Window. As of June 30, 2009, of $166.1 million in gross loans pledged at June 30, 2009, $108.1 million was available as lendable collateral. Although we had no borrowings outstanding with the Federal Reserve Discount Window at June 30, 2009, because we are no longer considered well-capitalized as of June 30, 2009, our ability to borrow funds from the Discount Window could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing.

Federal Funds Accommodations

In addition to the FHLB and Federal Reserve borrowing capacities summarized above, at June 30, 2009, we had access to federal funds accommodations from correspondent banks. The following table summarizes the federal funds funding utilization and availability at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Authorized federal funds funding accommodations	$45,000	$67,500
Utilized federal funds funding accommodations	—	(35,785)

Available federal funds funding accommodations	$45,000	$31,715

These federal funds funding sources from correspondent banks may be canceled at any time at the correspondent banks’ discretion.

11.	Employee Benefit Plans

401(k) Plan

During the three month periods ended June 30, 2009 and 2008, matching contributions made to our employee 401(k) plan totaled $94 thousand and $81 thousand, respectively. During the six month periods ended June 30, 2009 and 2008, matching contributions made to our employee 401(k) plan totaled $203 thousand and $173 thousand, respectively.

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

During the fourth quarter of 2007, employees were notified that, effective 2008, pension benefits would cease accruing for employees with regard to our noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, employees are no longer able to accrue benefits for service after 2007.

Accounting Policy. The defined benefit pension plan is accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” We conformed our pension asset and pension and postretirement liabilities to SFAS No. 158 and recorded a corresponding reduction of $4.1 million, aftertax, to the December 31, 2007 balance of accumulated other comprehensive income (loss) in stockholders’ equity relative to the adoption of SFAS No. 158. Additionally, we recorded a reduction of $2.0 million, aftertax, to accumulated other comprehensive income (loss) in stockholders’ equity in order to recognize the underfunded status of our defined benefit pension plan at December 31, 2008.

Defined Benefit Pension Plan Assets. As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the fair value of plan assets totaled $10.8 million. At June 30, 2009, the fair value of plan assets totaled $12.1 million.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset / liability ratio of less than 80% with additional burdens imposed if the asset / liability ratio is less than 60%. Due primarily to declining asset values, our plan was 66% funded at January 1, 2009. In order to eliminate the burdens resulting from this funding status, we contributed approximately $1.7 million to the pension plan relative to 2008 and $104 thousand relative to 2009 on June 30, 2009. These contributions increased our asset / liability ratio above the 80% threshold.

12.	Equity Based Compensation

Stock Option Plan

As of January 2007, all of the stock option awards available for grant under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan had been granted with various expiration dates through December 31, 2016. Of these, 165,330 stock option awards remained outstanding at June 30, 2009 with exercise prices ranging from $13.00 to $30.40. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

The compensation cost that was charged against pretax net income (loss) for previously granted stock option awards that vested during the three month periods ended June 30, 2009 and 2008 was $16 thousand and $23 thousand, respectively. During the six month periods ended June 30, 2009 and 2008, such compensation expense was $31 thousand and $47 thousand, respectively. Management does not anticipate stock option award forfeitures. As a result, compensation cost generally is not adjusted annually to reflect current estimates of the number of options expected to vest.

At June 30, 2009, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the stock option plans but not yet recognized was $63 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

The following table summarizes stock option activity for the 1997 Stock Compensation Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2007	198,155	$20.29
Exercised	(20,325)	16.03

Outstanding at June 30, 2008	177,830	$20.78

Outstanding at December 31, 2008	169,330	$20.98
Exercised	(4,000)	26.60

Outstanding at June 30, 2009	165,330	$20.84

There were no grants or forfeitures of stock option awards during the six month periods ended June 30, 2009 or 2008. Cash received from stock option exercises under the stock option plan during the first six months of 2009 and 2008 was $106 thousand and $326 thousand, respectively. The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2009 was $62 thousand.

The following table summarizes information regarding stock option awards outstanding and exercisable at June 30, 2009.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable	Weighted- average exercise price
$13.00	to	$13.50	25,920	1.05	$13.15	25,920	$13.15
15.00	to	20.00	54,410	3.16	17.02	54,410	17.02
23.30	to	26.60	51,200	5.12	24.47	44,600	24.16
27.30	to	30.40	33,800	6.78	27.37	19,320	27.35

Total			165,330	4.18	20.84	144,250	19.92

Based on the average of the last five trades of which the Company was aware through the reporting date, the intrinsic value of stock options outstanding and exercisable at June 30, 2009 was $2.6 million.

Restricted Stock Plan

The first awards were granted under the 2008 Restricted Stock Plan during the six month period ended June 30, 2009. The following table summarizes nonvested restricted stock activity at the dates and for the period indicated.

Outstanding at December 31, 2008	—
Granted	37,540
Vested	—
Forfeited	(10,000)

Outstanding at June 30, 2009	27,540

During the six month period ended June 30, 2009, 37,540 shares of common stock were granted pursuant to the restricted stock plan. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The weighted average grant date fair value of the awards granted during the first six months of 2009 was $42 per share award. Expense equal to the total value of such stock award grants is recognized ratably over the 5 year vesting period of the stock award grants. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. The first awards granted in January 2009 resulted in an expense of $37 thousand and $116 thousand for the three and six month periods ended June 30, 2009, respectively, taking into account the forfeitures of nonvested share awards in June 2009. As of June 30, 2009, there was $1.0 million of total unrecognized compensation cost related to nonvested stock awards granted under the plan. This cost is expected to be recognized over the remaining 4.5 year vesting period. Based on the average of the last five trades of which the Company was aware through the reporting date, the intrinsic value of restricted shares outstanding at June 30, 2009 was $1.1 million. At June 30, 2009, 222,460 shares were available for issuance under the plan.

13.	Average Share Information

The following table summarizes our reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three month		For the six month
	periods ended June 30,		periods ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	6,450,090	6,435,515	6,449,383	6,433,343
Dilutive impact resulting from potential common share issuances	—	85,654	—	84,956

Weighted average common shares outstanding - diluted	6,450,090	6,521,169	6,449,383	6,518,299

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. For the three and six month periods ended June 30, 2009, options to purchase additional shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2009 because of their antidilutive effect were shares of common stock related to restricted stock granted under an equity incentive program. In accordance with SFAS No. 128, “Earnings per Share,” including potential common shares in the denominator of the diluted per-share computation for continuing operations results in an antidilutive per-share amount when an entity has a loss from continuing operations. As such, and as previously summarized, no potential common shares were included in the computation of the diluted per-share amount for the three and six month period ended June 30, 2009.

14.	Commitments, Guarantees, and Other Contingencies

Unused Lending Commitments

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

Our exposure to credit loss is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower.

The following table summarizes the contractual amounts of our unused lending commitments relating to extension of credit with off-balance-sheet risk at June 30, 2009 (in thousands):

Commitments to fund:
Revolving, open-end lines secured by single-family residential properties	$91,784
Bankcard lines	57,043
Commercial real etstate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	328
Commercial real estate, other construction loan, and land development loan commitments	37,637
Other	49,358

Total commitments to fund	$236,150

Commitments to fund “other” loans are comprised primarily of overdraft protection lines and lines related to commercial and industrial loans.

Derivatives

See Note 15 for disclosures regarding our derivative financial instruments.

Guarantees

Standby letters of credit, which include performance and financial guarantees, are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. We generally hold collateral supporting these commitments if deemed necessary. At June 30, 2009, no liability was recorded for our obligation to perform as a guarantor under letters of credit. The maximum potential amount of undiscounted future payments related to letters of credit at June 30, 2009 was $4.8 million compared with $8.6 million at December 31, 2008. Through our various sources of liquidity, we believe that we have the necessary resources available to meet these obligations should the need arise. Additionally, we do not believe that the current fair value of such guarantees was material at June 30, 2009.

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

Capital Expenditure Obligations

Capital expenditure obligations relative to our relocated Greer banking office and corporate headquarters did not change materially from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008. All such remaining obligations were materially satisfied during the six month period ended June 30, 2009.

Real Property Operating Lease Obligations

We lease certain of our office facilities and real estate relating to banking services under operating leases. We relocated our corporate headquarters to downtown Greenville, South Carolina during March 2009. During construction, we paid real property operating lease payments under our previous lease with the Lessor with regard to our previous downtown Greenville banking office for parking spaces available during construction and utilized by our downtown banking office location. Upon occupancy, these real property operating lease payments were replaced with those required by the build-to-suit operating lease agreement. Based on our occupancy date, occupancy expense for the six month period ended June 30, 2009 includes 3  1/2 months’ payment under our lease agreement for the new headquarters.

Other than as discussed in Note 5, there has been no significant change in future minimum lease payments payable as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Legal Proceedings

To the best of our knowledge, we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that have occurred in our ordinary course of business.

15.	Derivative Financial Instruments and Hedging Activities

SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

We originate certain fixed rate residential loans with the intention of selling these loans. Between the time that we enter into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, we are subject to variability in market prices related to these commitments. We also enter into forward sale agreements of “to be issued” loans. The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments and are therefore recorded on the balance sheet at fair value. They do not qualify for hedge accounting treatment so fair value adjustments are within the Mortgage-Banking Income financial statement line item within Other noninterest income of the Consolidated Statements of Income (Loss).

Commitments to originate fixed rate conforming loans totaled $21.6 million at June 30, 2009, comprised primarily of commitments to fulfill mandatory forward sales commitment contracts. At June 30, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheet, totaling approximately $160 thousand and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheet, totaling approximately $65 thousand resulting in net derivative loan commitment income totaling approximately $95 thousand.

Forward sales commitments, comprised primarily of mandatory contracts, totaled $25.9 million at June 30, 2009. At June 30, 2009, forward sales commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheet, totaling approximately $293 thousand and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheet, totaling approximately $48 thousand resulting in forward sales commitment income totaling approximately $245 thousand.

At December 31, 2008, the fair value of our derivative assets related to derivative loan commitments and forward loan sales commitments was not material.

16.	Disclosures Regarding Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for the categories of financial assets and liabilities measured at fair value on a recurring basis added during the three month period ended June 30, 2009.

Derivative Assets and Liabilities. We value the fair value of our commitments to originate fixed rate conforming loans and forward sales commitments based on quoted prices in active markets for identical assets and liabilities. As such, derivative assets and liabilities are classified as level one.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$—	$67,682	$45,665	$113,347
Derivative assets	453	—	—	453

Total	$453	$67,682	$45,665	$113,800

Derivative liabilities	$113	$—	$—	$113

The following table summarizes the detail of investment securities available for sale fair value measurements from brokers or third party pricing services by level at June 30, 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
Brokers
Investment securities available for sale	$—	—	45,665	45,665

Third party pricing services	$—	67,682	—	67,682
Investment securities available for sale

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis at the dates and for the period indicated (in thousands).

Investment securities available for sale
Balance, December 31, 2008	$54,639
Total unrealized gain (loss) included in:
Net income	—
Accumulated other comprehensive income (loss)	(469)
Purchase, sales, issuances, and settlements, net	(8,505)
Transfers in and (out) of level three	—

Balance, June 30, 2009	$45,665

Financial Assets Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the six month period ended June 30, 2009 that were still held at quarter end, the following table summarizes the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios (in thousands).

	Level 1	Level 2	Level 3	Total
Loans (1)	$—	$83,514	$—	$83,514
Real estate acquired in settlement of loans (2)	—	17,400	—	17,400

(1)	Represents fair value of loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the fair value of real estate acquired in settlement of loans that were measured at fair value subsequent to their initial classification as such.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” Disclosures

The following table summarizes fair value estimates as of June 30, 2009 for financial instruments, as defined by SFAS No. 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis at June 30, 2009 (in thousands). The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

In accordance with SFAS No. 107, the Company has not included assets and liabilities that are not financial instruments in its disclosure, such as the value of the long-term relationships with the Company’s deposit, credit card and trust customers, amortized mortgage-servicing rights, premises and equipment, net, goodwill, net, core deposit intangibles, net, deferred taxes and other liabilities. Additionally, the amounts in the table have not been updated since the date indicated, therefore the valuations may have changed since that point in time. For these reasons, the total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

	Carrying amount	Estimated fair value
Financial assets	$1,104,547	$1,051,207
Loans, net

Financial liabilities
Total deposits	$1,230,018	$1,224,014
Long-term borrowings	82,000	80,707

17.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). Although our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively, at June 30, 2009, our total risk-based capital ratio fell below the well-capitalized regulatory minimum threshold of 10%. Since June 30, 2009, no conditions or events have occurred of which we are aware that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be “well capitalized” under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2009
Total capital to risk-weighted assets
Company	$118,264	9.71%	$97,400	8.00%	n/a	n/a	%
Bank	118,096	9.69	97,514	8.00	$121,893	10.00
Tier 1 capital to risk-weighted assets
Company	102,962	8.46	48,700	4.00	n/a	n/a
Bank	102,776	8.43	48,757	4.00	73,136	6.00
Tier 1 leverage ratio
Company	102,962	7.17	57,461	4.00	n/a	n/a
Bank	102,776	7.15	57,530	4.00	71,912	5.00
At December 31, 2008
Total capital to risk-weighted assets
Company	$128,876	10.44%	$98,750	8.00%	n/a	n/a	%
Bank	128,872	10.44	98,750	8.00	$123,437	10.00
Tier 1 capital to risk-weighted assets
Company	117,876	9.55	49,375	4.00	n/a	n/a
Bank	117,872	9.55	49,375	4.00	74,062	6.00
Tier 1 leverage ratio
Company	117,876	8.70	54,220	4.00	n/a	n/a
Bank	117,872	8.69	54,240	4.00	67,800	5.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors impacting our financial condition as of June 30, 2009, and results of operations and cash flows for the three and six month periods ended June 30, 2009. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

•

Reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors,

•	Reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	Adequacy of the level of our allowance for loan losses,

•	Our efforts to raise capital or otherwise increase our regulatory capital ratios,

•	The effects of our efforts to raise capital on our balance sheet, liquidity, capital, and profitability,

•	Our ability to retain our existing customers, including our deposit relationships,

•	The rates of historical loan growth and the lack of seasoning of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding, and / or regulatory requirements,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions or the legislative or regulatory environment,.

•

General economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected, resulting in, among other things, a further deterioration in credit quality,

•	Changes occurring in business conditions and inflation,

•	Changes in technology,

•	Changes in deposit flows,

•	Changes in monetary and tax policies,

•	Changes in accounting principles, policies, or guidelines,

•	Our ability to maintain effective internal control over financial reporting,

•

Our reliance on available secondary funding sources such as FHLB advances, Federal Reserve Bank Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed from time to time in our filings with the SEC.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Selected Financial Data

(Dollars in thousands, except common and per share data) (unaudited)

	At and for the three month periods ended			At and for the six month periods ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
STATEMENTS OF INCOME (LOSS)
Interest income	$15,890	$17,565	$20,026	$33,456	$40,242
Interest expense	5,622	5,188	6,428	10,810	14,119

Net interest income	10,268	12,377	13,598	22,646	26,123
Provision for loan losses	30,000	2,175	687	32,175	1,175

Net interest income (loss) after provision for loan losses	(19,732)	10,202	12,911	(9,529)	24,948
Noninterest income	5,087	4,431	4,773	9,518	9,678
Noninterest expense	13,127	11,516	11,015	24,644	22,374

Net income (loss) before provision for income taxes	(27,772)	3,117	6,669	(24,655)	12,252
Provision (benefit) for income taxes	(9,921)	1,123	2,340	(8,798)	4,277

Net income (loss)	$(17,851)	$1,994	$4,329	$(15,857)	$7,975

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$(2.77)	$0.31	$0.67	$(2.46)	$1.24
Diluted	(2.77)	0.31	0.66	(2.46)	1.22
Cash dividends per common share	—	0.06	0.20	0.06	0.40
Book value per common share	15.52	18.12	17.81	15.52	17.81
Outstanding common shares	6,477,630	6,487,630	6,442,090	6,477,630	6,442,090
Weighted average common shares outstanding - basic	6,450,090	6,448,668	6,435,515	6,449,383	6,433,343
Weighted average common shares outstanding - diluted	6,450,090	6,529,972	6,521,169	6,449,383	6,518,299
Dividend payout ratio	n/a %	19.51%	29.78%	(2.45)%	32.30%

PERIOD-END BALANCES
Assets	$1,465,529	$1,403,570	$1,342,355	$1,465,529	$1,342,355
Investment securities available for sale, at fair value	113,347	117,961	133,199	113,347	133,199
Total loans	1,138,832	1,167,924	1,118,323	1,138,832	1,118,323
Deposits (including traditional and nontraditional)	1,275,744	1,212,681	1,099,265	1,275,744	1,099,265
Other short-term borrowings	—	15,403	67,671	—	67,671
Long-term borrowings	82,000	52,000	52,000	82,000	52,000
Shareholders’ equity	100,088	117,550	114,714	100,088	114,714

AVERAGE BALANCES
Assets	$1,441,610	$1,387,349	$1,321,740	$1,414,629	$1,291,133
Interest-earning assets	1,378,059	1,315,765	1,251,524	1,347,084	1,223,666
Investment securities available for sale, at fair value	117,532	123,511	132,074	120,505	117,138
Total loans	1,162,453	1,164,661	1,104,476	1,163,551	1,085,972
Deposits (including traditional and nontraditional)	1,255,243	1,154,179	1,099,147	1,204,990	1,099,579
Other short-term borrowings	6,605	54,437	46,317	30,389	37,267
Long-term borrowings	53,647	52,000	51,813	52,828	30,714
Shareholders’ equity	118,922	117,894	115,472	118,411	114,093

PERFORMANCE RATIOS
Return on average assets	(4.97)%	0.58%	1.32%	(2.26)%	1.24%
Return on average shareholders’ equity	(60.21)	6.86	15.08	(27.00)	14.06
Net interest margin	2.99	3.82	4.37	3.39	4.29

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.25%	8.50%	8.74%	8.37%	8.84%
Shareholders’ equity as a percentage of assets, at period end	6.83	8.38	8.55	6.83	8.55
Tier 1 risk-based capital	8.46	9.74	9.57	8.46	9.57
Total risk-based capital	9.71	10.77	10.21	9.71	10.21
Tier 1 leverage ratio	7.17	8.67	8.71	7.17	8.71

ASSET QUALITY INFORMATION
Allowance for loan losses	$21,965	$12,606	$7,645	$21,965	$7,645
Nonaccrual loans	95,549	56,115	6,419	95,549	6,419
Nonperforming assets	113,413	63,648	15,039	113,413	15,039
Net loans charged-off	20,641	569	530	21,210	948
Allowance for loan losses as a percentage of gross loans	1.95%	1.09%	0.69%	1.95%	0.69%
Nonaccrual loans as a percentage of gross loans and foreclosed assets	8.35	4.82	0.57	8.35	0.57
Nonperforming assets as a percentage of assets	7.74	4.53	1.12	7.74	1.12
Net loans charged-off as a percentage of average gross loans	7.18	0.20	0.19	3.70	0.18

Management’s Overview

For the second quarter of 2009, we reported a net loss of $17.9 million, or $2.77 per share, driven primarily by the following:

•	Reduction in net interest income of $2.1 million compared to the first quarter of 2009 due primarily to placing $71.0 million of loans on nonaccrual status during the quarter.

•	Increase in FDIC insurance premiums during the quarter, including the incremental premium of $680 thousand due to the industry-wide FDIC special assessment to bolster the FDIC insurance fund.

•	Provision for loan losses of $30 million to address deterioration in our loan portfolio and related collateral values during the quarter.

The national and local economy and the banking industry continue to deal with one of the most pronounced recessions in decades. Unemployment in South Carolina has been rising and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers has been severe and accelerated in the second quarter of 2009.

The credit costs for banks associated with this recession are significant. Beginning in the fourth quarter of 2008 and continuing into 2009, we recognized that construction, acquisition and development projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. During the second quarter of 2009, delinquencies over 90 days with these borrowers increased, resulting in an increase in nonaccrual loans, indicating significant deterioration and probable losses. In particular, during the second quarter of 2009 a loan secured by real estate including acquisition, construction and development projects demonstrated increased stress given increasing reduction in cash flows of individual borrowers, further declines in bank financing and credit availability, and slower property sales. This deterioration manifested itself in our borrowers in several ways: the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects, and fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values to the point that borrowers were no longer willing to sell the assets at such deep discounts. In response to the deterioration in credit quality of our loan portfolio and the negative impact of the economy in general, our evaluation of our loan portfolio and allowance for loan losses at June 30, 2009 resulted in a $30 million second quarter provision for loan losses and increased our ending allowance for loan losses to $22.0 million.

In response to the current economic environment and our financial results for the second quarter, the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings and capital. Execution of the Plan is being overseen by a special committee of the Board of Directors, and we have engaged external expertise to assist with its implementation. We believe the actions we are taking will position us to manage these challenging times.

During the remainder of 2009, we are keenly focused on executing the Plan, which is summarized below (with additional details provided throughout the remainder of this Form 10-Q). No one yet can predict the length and severity of this recession. However, it is our hope that our hard work, along with eventual improvement in the economy and the real estate markets, will help our borrowers weather this storm and start our road to recovery and return to profitability.

Credit Quality. We continually evaluate our loan portfolio to identify and quantify inherent losses, develop workout plans for problem loans, and refine our credit policies and procedures. Given the recent increase in negative asset quality trends in our loan portfolio, to assist with the identification and quantification of potential losses, in May and June 2009 we increased the scope of our internal loan review of our nonconsumer loan portfolio to cover approximately 70% of these loans. We also engaged an independent loan review firm to review approximately 35% of the nonconsumer loan portfolio, and they began their work in early July. For problem loans identified, we have begun preparing enhanced written workout plans that are borrower specific to determine how best to resolve the loans, which could include restructuring the loans, requests for additional collateral, payment demands from guarantors, sale of the loans, or foreclosure and sale of the collateral. We have also increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations. Lastly, we have reevaluated our lending policies and procedures and credit administration function in response to these issues and implemented several enhancements.

Liquidity. In June, we implemented a liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things, proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general, obtaining additional sources of available financing from the FHLB and Federal Reserve Discount Window, and evaluating the status of correspondent bank lines of credit. These measures resulted in an overall improved liquidity position at June 30, 2009 when compared with that of December 31, 2008.

Capital. At June 30, 2009 our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively. Our total risk-based capital ratio, however, fell below the well-capitalized regulatory minimum threshold of 10% to 9.71%. As a result, we did not pay a dividend in the second quarter. In addition, we developed a preliminary capital plan aimed at raising additional capital in the fourth quarter of 2009 that may include issuing common stock, preferred stock, debt, or other financing alternatives that are treated as capital for capital ratio purposes at the Bank.

Earnings. We have developed an earnings plan that is focused on improvement through a combination of revenue enhancements and expense reductions. With respect to revenue enhancements, we have implemented interest rate floors on renewed or new loans meeting certain criteria and are evaluating other noninterest sources of income. Regarding expense reductions, we have already identified over $1 million of specific expense reductions over the next twelve months and are continuing to review other expense areas for additional reductions.

In summary, during the second quarter of 2009 we have been severely impacted by the worsening financial conditions of our borrowers, but we believe that we have made substantial progress in identifying and quantifying the impact of the deteriorating economic environment on our loan portfolio and overall financial condition. We have adopted a proactive and aggressive plan of action to address these issues and are rapidly executing the plan.

Executive Management Succession

Paul W. Stringer who served as President and Chief Operating Officer of Palmetto Bancshares, Inc. and Chairman and Chief Executive Officer of The Palmetto Bank retired effective June 30, 2009, as well as resigned his membership on the Board of Directors. Effective July 1, 2009, Samuel L. Erwin will serve as Chief Executive Officer and President of The Palmetto Bank, and Lee S. Dixon will serve as Chief Operating Officer of Palmetto Bancshares, Inc. and The Palmetto Bank. Mr. Erwin has more than nineteen years of banking experience and most recently served as Chief Executive Officer of Community Bankshares, Inc. in Orangeburg, South Carolina. Mr. Dixon brings twenty one years of business experience to the Company, including seventeen years in the Banking and Capital Markets practice of PricewaterhouseCoopers LLP.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Such policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. As reported in the Annual Report on Form 10-K for the year ended December 31, 2008, these policies govern the allowance for loan losses, the valuation of the mortgage-servicing rights portfolio, the defined benefit pension plan, and the determination of the fair value of financial instruments. On an annual basis, management, in conjunction with our registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2009	December 31, 2008	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$151,167	$29,305	$121,862	415.8%

Total cash and cash equivalents	151,167	29,305	121,862	415.8
FHLB stock, at cost	6,155	6,566	(411)	(6.3)
Investment securities available for sale, at fair value	113,347	125,596	(12,249)	(9.8)
Mortgage loans held for sale	12,320	7,415	4,905	66.1
Loans, gross	1,126,512	1,158,480	(31,968)	(2.8)
Less: allowance for loan losses	(21,965)	(11,000)	(10,965)	99.7

Loans, net	1,104,547	1,147,480	(42,933)	(3.7)
Premises and equipment, net	29,602	26,347	3,255	12.4
Premises held for sale	—	1,651	(1,651)	(100.0)
Goodwill, net	3,691	3,691	—	—
Core deposit intangibles, net	12	34	(22)	(64.7)
Accrued interest receivable	4,572	5,466	(894)	(16.4)
Other	40,116	18,724	21,392	114.2

Total assets	$1,465,529	$1,372,275	$93,254	6.8%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$134,420	$134,465	$(45)	—%
Interest-bearing	1,095,598	937,031	158,567	16.9

Total deposits	1,230,018	1,071,496	158,522	14.8
Retail repurchase agreements	23,920	16,357	7,563	46.2
Commercial paper (Master notes)	21,806	27,955	(6,149)	(22.0)
Other short-term borrowings	—	79,785	(79,785)	(100.0)
Long-term borrowings	82,000	52,000	30,000	57.7
Accrued interest payable	2,055	1,857	198	10.7
Other	5,642	7,049	(1,407)	(20.0)

Total liabilities	1,365,441	1,256,499	108,942	8.7

Shareholders’ equity
Common stock	32,264	32,230	34	0.1
Capital surplus	2,421	2,095	326	15.6
Retained earnings	71,322	87,568	(16,246)	(18.6)
Accumulated other comprehensive loss, net of tax	(5,919)	(6,117)	198	(3.2)

Total shareholders’ equity	100,088	115,776	(15,688)	(13.6)

Total liabilities and shareholders’ equity	$1,465,529	$1,372,275	$93,254	6.8%

Cash and Cash Equivalents

Cash and cash equivalents increased $121.9 million at June 30, 2009 over December 31, 2008 due primarily to excess liquidity resulting from increased deposit and long-term borrowing funding offset by the repayment of other short-term borrowings. We maintain our excess liquidity with the Federal Reserve to reduce risks associated with selling those funds to correspondent banks. For the foreseeable future, our objective is to continue to maintain a federal funds sold position to provide liquidity.

In an effort to manage our associated risks, we generally do not maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions that are not subject to federal deposit insurance coverage. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances. At June 30, 2009 our excess liquidity was held at the Federal Reserve Bank of Richmond.

Investment Activities

Composition. The following table summarizes the composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
State and municipal	$48,053	42.4%	$50,830	40.5%
Collateralized mortgage obligations	45,665	40.3	54,639	43.5
Other mortgage-backed (federal agencies)	19,629	17.3	20,127	16.0

Total investment securities available for sale	$113,347	100.0%	$125,596	100.0%

The decrease in investment securities available for sale at June 30, 2009 over December 31, 2008 was primarily within the collateralized mortgage obligation sector of the portfolio. As principal paydowns occurred during the first and second quarters of 2009, we did not reinvest the proceeds into the investment portfolio.

The following table summarizes the amortized cost and fair value composition of the investment securities available for sale portfolio at the dates indicated (in thousands).

	June 30, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
State and municipal	$46,814	$48,053	$50,297	$50,830
Collateralized mortgage obligations	49,527	45,665	58,033	54,639
Other mortgage-backed (federal agencies)	19,299	19,629	19,876	20,127

Total investment securities available for sale	$115,640	$113,347	$128,206	$125,596

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. See Item 1. Financial Statements, Note 16 for disclosures regarding the amount and fair value hierarchy classification of investment securities measured at fair value using a third party pricing service and those measured at fair value using broker quotes. We utilize multiple third party pricing services and brokers to obtain fair values. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that vendor provide the price for each security in the class. We record the unadjusted value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures. Based upon management’s internal price verification procedures, we have concluded that the fair values for our investment securities available for sale at June 30, 2009 were consistent with the guidance in SFAS No. 157. At June 30, 2009, all collateralized mortgage obligations were valued using level three inputs as no active trading market existed at that time.

Other-Than-Temporary Impairment Analysis. The following tables summarize the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	4	$1,146	$38	—	$—	$—	4	$1,146	$38
Collateralized mortgage obligations	3	10,642	596	8	25,853	3,408	11	36,495	4,004
Other mortgage-backed (federal agencies)	10	4,626	69	—	—	—	10	4,626	69

Total investment securities available for sale	17	$16,414	$703	8	$25,853	$3,408	25	$42,267	$4,111

	December 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	12	$5,441	$101	1	$423	$1	13	$5,864	$102
Collateralized mortgage obligations	13	52,603	3,417	—	—	—	13	52,603	3,417
Other mortgage-backed (federal agencies)	4	1,336	15	1	838	4	5	2,174	19

Total investment securities available for sale	29	$59,380	$3,533	2	$1,261	$5	31	$60,641	$3,538

The increase in the gross unrealized losses of investment securities available for sale at June 30, 2009 was caused by wider asset spreads resulting from an illiquid market, causing these assets to be valued at discounts from cost. Gross unrealized losses increased $573 thousand from December 31, 2008 to June 30, 2009, primarily within the collateralized mortgage obligation sector of the investment securities portfolio.

Partially offsetting this increase were improvements within the state and municipal sector. Gross unrealized losses on collateralized mortgage obligations in the twelve months or longer category increased based on our date of purchase. We purchased each of the eight securities 15 to 16 months prior to June 30, 2009.

Management conducts other-than-temporary impairment analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We recognize other-than-temporary impairment by evaluating separately other-than-temporarily impaired losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An other-than-temporary impairment related to credit losses is recognized through earnings while an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Based on our other-than-temporary impairment analysis as of June 30, 2009, we concluded that gross unrealized losses detailed in the preceding table are temporary, and, therefore, the securities were not other-than-temporarily impaired at June 30, 2009.

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

Pledged Securities. Approximately 66% of the portfolio was pledged to secure public deposits and trust assets at June 30, 2009 as compared with 55% at December 31, 2008. Of the $75.1 million pledged at June 30, 2009, $53.8 million of the portfolio was securing public deposits and trust assets. Of the $69.1 million pledged at December 31, 2008, $47.0 million of the portfolio was securing public deposits and trust assets.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans, as well as a number of types of securities. In order to compute lendable collateral amounts, the market value of pledged balances is reduced by a 10% collateral discount factor. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. At June 30, 2009, our collateral maintenance factor from the FHLB was 100%. On July 14, 2009 based on their review of our first quarter financial condition and results of operations, the FHLB adjusted this factor to 110% thereby reducing our available lendable collateral to serve against FHLB advances and letters of credit. Our available lendable collateral may be further restricted based on the FHLB’s review of our second quarter financial condition and results of operations. Approximately $35.5 million, or 31%, of the portfolio was pledged to collateralize FHLB advances and letters of credit as of June 30, 2009 of which $32.0 million was utilized as lendable collateral. At December 31, 2008, approximately $41.6 million, or 33%, of the portfolio was pledged to collateralize FHLB advances and letters of credit of which $37.5 million was utilized as lendable collateral.

Concentrations of Risk. One state and municipal security issuer issued securities with fair values exceeding 2% of total shareholders’ equity at June 30, 2009 at 2.2%. Five state and municipal security issuers issued securities with fair values exceeding 1% of total shareholders’ equity at June 30, 2009 ranging from 1.2% to 1.6%.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.5% to 8.3% of total shareholders’ equity at June 30, 2009.

The following table summarizes issuer fair value concentration of other mortgage-backed investment securities, by issuer, at June 30, 2009 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Government National Mortgage Association	Total
Other mortgage-backed	$15,342	$2,852	$1,435	$19,629
As a percentage of shareholders’ equity	15.3%	2.9%	1.4%	19.6%

Lending Activities

General. Loans continue to be the largest component of our assets. During the first six months of 2009, gross loans declined approximately $32.0 million, or 2.8%, as we have actively managed balance sheet growth in particular with respect to concentrations with individual borrowers or industry sectors. Based on our risk assessment of borrowers, we also implemented floors, or minimum interest rates, in loan products both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets, through restructurings, charge-offs, and / or sales.

Composition. The following table summarizes gross loans, categorized by loan purpose at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Commercial business	$134,133	11.9%	$154,304	13.3%
Commercial real estate	735,779	65.3	740,420	63.9
Installment	22,280	2.0	23,547	2.0
Installment real estate	84,271	7.5	85,506	7.4
Indirect	36,155	3.2	34,566	3.0
Credit line	1,920	0.2	2,090	0.2
Prime access	66,250	5.9	64,384	5.5
Residential mortgage	28,102	2.5	36,611	3.2
Bankcards	12,284	1.1	12,470	1.1
Business manager	367	—	152	—
Other	1,585	0.1	1,934	0.2
Loans in process	2,979	0.3	2,141	0.2
Deferred loans fees and costs	407	—	355	—

Loans, gross	$1,126,512	100.0%	$1,158,480	100.0%

The following table summarizes gross loans, categorized by FDIC code at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$267,141	23.7%	$257,879	22.3%
Farmland	418	—	662	0.1
Single-family residential	222,325	19.7	216,311	18.7
Multifamily residential	34,900	3.1	31,532	2.7
Nonfarm nonresidential	444,970	39.5	493,977	42.6
Commercial and industrial	72,515	6.5	73,609	6.4
Obligations of states and political subdivisions of the U.S.	1,212	0.1	2,602	0.2
General consumer	60,475	5.4	60,626	5.2
Credit line	5,755	0.5	6,215	0.5
Bankcards	12,256	1.1	12,416	1.1
Others	4,545	0.4	2,651	0.2

Loans, gross	$1,126,512	100.0%	$1,158,480	100.0%

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $17.0 million at June 30, 2009 and $26.7 million at December 31, 2008. The decline in participations sold between these periods was the result of our completion of the foreclosure process on three loans secured by real estate, for which we sold participations. As a result of the completed foreclosure process, these loans, net of participations sold, were transferred to our real estate acquired in settlement of loans portfolio, which is included within the Other assets financial statement line item of the Consolidated Balance Sheets.

Mortgage loans serviced for the benefit of others amounted to $411.0 million and $377.3 million at June 30, 2009 and December 31, 2008, respectively, and are not included in our Consolidated Balance Sheets.

Pledged Loans. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans as well as a number of types of securities. In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. During the second quarter of 2009, in recognition of the continuing decrease in the market value of residential mortgages, specifically single-family residential loan collateral and home equity lines of credit, the FHLB revised its collateral value percentages to reflect the overall decline in market values of mortgage loans and ongoing volatility in the mortgage and credit markets. The FHLB has pledged that it will continue to evaluate collateral discount percentages in relation to current market values of various categories of mortgages and home equity lines of credit.

Beginning in the second quarter of 2009, the FHLB required additional reporting related to residential single-family collateral securing advances and letters of credit. Our system generated report did not contain all of the necessary information. Accordingly, we were assessed an additional 10% collateral discount on this particular type of collateral. The additional 10% collateral discount does not apply to our home equity lines of credit portfolio. Approximately $369.0 million of loans were pledged to collateralize FHLB advances and letters of credit at June 30, 2009, of which $148.8 million was available as lendable collateral. Of the $379.4 million of loans pledged at December 31, 2008, $159.1 million was available as lendable collateral. At June 30, 2009, our collateral maintenance factor from the FHLB was 100%. On July 14, 2009 based on their review of our first quarter financial condition and results of operations, the FHLB adjusted this factor to 110% thereby reducing our available lendable collateral to serve againts FHLB advances and letters of credit. Our available lendable collateral may be further restricted based on the FHLB’s review of our second quarter financial condition and results of operations.

During the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s (“FOMC”) target rate for federal funds. All extensions of credit must be secured to the satisfaction of the lending Federal Reserve Bank by collateral that is acceptable for that purpose. Most performing or investment grade assets held by depository institutions are acceptable as collateral. In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by the applicable collateral discount margin. The financial condition of an institution may be considered when assigning values. As of June 30, 2009, our borrowings capacity at the Federal Reserve was secured by a blanket lien on a portion of our commercial and consumer loan portfolios. Of the $116.1 million of loans pledged at June 30, 2009, $108.1 million was available as lendable collateral.

Concentrations of Risk. During the second quarter of 2009, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s tier 1 capital
Secured by commercial real estate
Construction, land development, and other land loans	$267,141	23.7%	259.9%
Multifamily residential	34,900	3.1	34.0
Nonfarm nonresidential	444,970	39.5	432.9

Total loans secured by commercial real estate	$747,011	66.3%	726.8%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s tier 1 capital
Development commercial real estate loans
Loans secured by:
Land - unimproved (commercial or residential)	$29,732	2.6%	28.9%
Land development - commercial	13,512	1.2	13.1
Land development - residential	134,227	11.9	130.6
Commercial construction:
Hotel / motel	21,697	1.9	21.1
Retail	1,997	0.2	1.9
Multifamily	15,582	1.4	15.2
Industrial and warehouse	6,840	0.6	6.7
Healthcare	9,594	0.9	9.3
Miscellaneous commercial	14,766	1.3	14.4

Total development commercial real estate loans	247,947	22.0	241.2
Existing and other commercial real estate loans
Loans secured by existing real estate:
Hotel / motel	95,041	8.4	92.5
Retail	31,097	2.8	30.2
Office	31,940	2.8	31.1
Multifamily	34,900	3.1	34.0
Industrial and warehouse	13,163	1.2	12.8
Healthcare	21,271	1.9	20.7
Miscellaneous commercial	122,320	10.9	119.0
Residential construction - speculative	15,015	1.3	14.6

Total existing and other commercial real estate loans	364,747	32.4	354.9
Commercial real estate owner occupied and residential loans
Loans secured by:
Commercial - owner occupied	129,863	11.5	126.3
Commercial construction - owner occupied	4,176	0.4	4.1
Residential construction - contract	278	—	0.3

Total commercial real estate owner occupied and residential loans	134,317	11.9	130.7

Total loans secured by commercial real estate	$747,011	66.3%	726.8%

Asset Quality. As part of our credit quality plan, to continue to address the impact of the declining economic environment on our loan portfolio we increased our focus on identifying problem loans and developing individual workout plans led by a team of seasoned commercial lenders.

Given the negative credit quality trend which began in 2008 and accelerated during 2009, we performed an internal loan review during the second quarter of 2009 which covered approximately 70% of our nonconsumer loan portfolio. This internal loan review process included written loan officer summaries for all nonconsumer loans individually totaling greater than $500 thousand and vetting of these loans by the lenders and our senior management team. During the second quarter, as confirmed by the internal loan review, we became increasingly aware that many of our borrowers were facing additional stress manifesting itself in the following ways:

•	Cash flows from the underlying properties supporting the loans decreased,

•	Personal cash flows from the borrowers and guarantors were under pressure given illiquid balance sheets and drainage by the investment of additional personal capital into the related projects, and

•

Fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The combination of general economic factors showing continued deteriorating trends and expectations and the enhanced internal loan review performed during the second quarter of 2009 resulted in our downgrading a portion of our loan portfolio during the second quarter, some of which were originated within the past 24 months. Consistent with the increase in adversely classified loans, we also had an increase in nonperforming assets and impaired loans during the quarter, particularly within the construction, acquisition and development portion of our real estate loan portfolio. We have engaged an independent loan review firm to review an additional approximate 35% of the nonconsumer loan portfolio, and they began their work in early July.

As part of our continual review of our lending policies and procedures and credit administration function, during the first six months of 2009 we implemented several enhancements. For example, in March we centralized the oversight and disbursement of construction draws to contractors working for borrowers, and, in June we reduced lending limit approval authorities and prohibited out-of-market loans to borrowers for which we do not have a previously existing relationship. In addition, in July 2009 we hired a new Chief

Credit Officer who brings over twenty years of credit administration, loan review, and credit policy experience to the Company. All of these actions were taken to improve our credit risk management approach as we manage through the current economic environment.

Nonperforming Assets. The following table summarizes trends in nonperforming assets, by FDIC code, at the dates indicated (dollars in thousands).

	June 30, 2009	December 31, 2008
Secured by real estate
Construction, land development, and other land loans	$45,024	$15,409
Farmland	—	—
Single-family residential	7,678	2,569
Multifamily residential	12,297	231
Nonfarm nonresidential	28,869	23,725
Commercial and industrial	1,497	763
General consumer	184	271

Total nonaccrual loans	95,549	42,968
Real estate acquired in settlement of loans	17,400	6,719
Repossessed automobiles acquired in settlement of loans	464	564

Total foreclosed assets	17,864	7,283

Total nonperforming assets	$113,413	$50,251

Loans past due 90 days and still accruing (1)	$137	$206

Gross loans	$1,126,512	$1,158,480
Total assets	1,465,529	1,372,275
Nonaccrual loans as a percentage of:
gross loans and foreclosed assets	8.35%	3.69%
total assets	6.52	3.13
Nonperforming assets as a percentage of:
gross loans and foreclosed assets	9.91%	4.31%
total assets	7.74	3.66

(1)	Substantially all of these loans are bankcard loans

The following table summarizes the changes in nonaccrual loans for the six month period ended June 30, 2009 (in thousands).

Nonaccrual loans, December 31, 2008	$42,968
Less
December 31, 2008 nonaccrual loans charged-off during 2009	(6,305)
December 31, 2008 nonaccrual loans foreclosed and moved to other real estate owned during 2009	(12,604)
December 31, 2008 nonaccrual loans removed from nonaccrual during 2009	(1,524)
Plus
December 31, 2008 nonaccrual principal loan balance changes for loans remaining in nonaccrual status at June 30, 2009	200
2009 nonaccrual loan additions, net	72,814

Nonaccrual loans, June 30, 2009	$95,549

2009 additions to nonaccrual related to loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that payment in full of principal or interest was not expected. These loans were evaluated individually which indicated that personal cash flows from the borrowers and guarantors were not adequate to service the loans, interest reserves on the loans had been depleted, operating cash flows from the underlying properties supporting the loans had decreased, or fair values of the collateral had declined resulting in lower cash proceeds from property sales.

Twenty four individually large loans greater than $1 million comprised 78% of our nonperforming loans at June 30, 2009, and the majority of these loans were purchased participations or out-of-market loans to borrowers for which we did not have a previous relationship, some of which were originated within the past 24 months. In June 2009, we amended our loan policy to preclude originating any new loans of this kind.

Real estate and personal property acquired in settlement of loans is classified within the Other assets financial statement line item of the Consolidated Balance Sheets until it is sold. The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands).

	At and for the six month period ended June 30, 2009	At and for the six month period ended June 30, 2008
Real estate acquired in settlement of loans, beginning of period	$6,719	$7,743
Add: New real estate acquired in settlement of loans and related adjustments	10,987	789
Less: Sales / recoveries of real estate acquired in settlement of loans	(264)	(131)
Less: Provision charged to expense	(42)	(69)

Real estate acquired in settlement of loans, end of period	$17,400	$8,332

Three loan relationships comprised approximately 84% of the real estate acquired in settlement of loans portfolio at June 30, 2009. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded upon foreclosure to write down the loans to estimated fair value less costs to sell. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values, particularly in the current real estate environment.

We are actively addressing the issue of our increase in nonperforming assets and will continue to be aggressive in working to resolve these issues as quickly as possible. For problem loans identified, we are preparing written workout plans that are borrower specific to determine how best to resolve the loans, which could include restructuring the loans, requests for additional collateral, payment demands from guarantors, sale of the loans, or foreclosure and sale of the collateral. However, given the nature of the projects related to such loans and distressed values within the real estate market, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that such asset quality trends may remain at elevated levels for coming periods when compared to historical periods. As necessary, carrying values of these assets will be adjusted for further declines in estimated fair values.

Troubled Debt Restructurings. At June 30, 2009 and December 31, 2008, the principal balance of troubled debt restructurings totaled $6.8 million and $1.2 million, respectively.

Potential Problem Loans. Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of June 30, 2009, potential problem loans which were not already categorized as nonaccrual totaled $57.3 million.

Allowance for Loan Losses. The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses as of a specific period of time inherent in existing loans. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of our overall loan portfolio, economic conditions that may impact the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and borrower and collateral specific considerations for loans individually evaluated for impairment.

Our allowance for loan losses totaled $22.0 million at June 30, 2009 compared with $11.0 million at December 31, 2008, representing 1.95% and 0.95% of gross loans, respectively. The second quarter allowance for loan losses, and, therefore indirectly the second quarter provision for loan losses, was determined based on the following specific factors, though not intended to be an exhaustive list:

•	The impact of the ongoing and more pronounced deterioration in the overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this deterioration on our borrowers, in particular real estate related loans,

•	The declining asset quality trends in our loan portfolio such as past due and nonaccrual loans,

•	The increasing trend in the historical loan loss rates within our portfolio,

•	The results of our enhanced internal loan review during the second quarter resulting in loan downgrades,

•	Our quarter end individual impaired loan analysis which identified:

•	Increased stress on borrowers given increasing lack of liquidity, and further declines in bank financing and credit availability, and

•	Downward trends in appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by FDIC code, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,		At and for the year ended
	2009	2008	2009	2008	December 31, 2008
Allowance for loan losses, beginning of period	$12,606	$7,488	$11,000	$7,418	$7,418
Provision for loan losses	30,000	687	32,175	1,175	5,619
Loans charged-off
Secured by real estate
Construction, land development, and other land loans	14,349	—	14,433	—	16
Farmland	—	—	—	—	—
Single-family residential	714	20	922	97	367
Multifamily residential	2,720	—	2,720	—	—
Nonfarm nonresidential	1,792	99	1,792	112	182
Commercial and industrial	503	120	536	245	430
General consumer and other	608	332	898	564	1,174

Total loans charged-off	20,686	571	21,301	1,018	2,169
Recoveries
Secured by real estate
Construction, land development, and other land loans	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	2	—	4	2	11
Multifamily residential	—	—	—	—	—
Nonfarm nonresidential	5	2	15	3	9
Commercial and industrial	5	8	8	16	18
General consumer and other	33	31	64	49	94

Total recoveries	45	41	91	70	132

Net loans charged-off	20,641	530	21,210	948	2,037

Allowance for loan losses, end of period	$21,965	$7,645	$21,965	$7,645	$11,000

Average gross loans	$1,153,180	$1,098,540	$1,154,655	$1,080,745	$1,107,001
Ending gross loans	1,126,512	1,114,522	1,126,512	1,114,522	1,158,480
Nonaccrual loans	95,549	6,419	95,549	6,419	42,968
Net loans charged-offs as a percentage of average gross loans	7.18%	0.19%	3.70%	0.18%	0.18%
Allowance for loan losses as a percentage of ending gross loans	1.95	0.69	1.95	0.69	0.95
Allowance for loan losses as a percentage of nonaccrual loans	22.99	119.10	22.99	119.10	25.60

In addition to loans charged-off in the ordinary course of business, included within loans charged-off for the second quarter of 2009 were $17.7 million relating to loans individually evaluated for impairment under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15.” The determination was made to take partial charge-offs on several of these loans during the second quarter based on the status of the underlying real estate projects and our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The charge-offs primarily related to construction, acquisition and development real estate projects that are not complete and require additional investment to be completed. The charge-offs were recorded to write down the loans to the fair value of the collateral less costs to sell. Additionally, during the second quarter, $1.7 million in principal balances was charged-off related to real estate acquired in settlement of loans being transferred to other real estate owned.

In accordance with SFAS No. 114, we analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. Significant individual credits classified as doubtful or nonaccrual require individual impairment analysis.

In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself.

Generally, for larger collateral dependent impaired loans, current market appraisals performed by Company approved third party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications, and other observable market data) to estimate the current fair value. The estimated costs to sell the property, if not already included in the appraisal, are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

During 2009 and in particular the second quarter, we identified additional loans to be reviewed individually for impairment driven primarily by the rapid deterioration in the real estate market in South Carolina. During this time period, we began to experience increased delinquencies as real estate project and borrower personal cash reserves became increasingly strained and the underlying projects began to slow significantly. At the same time, market appraisal assumptions were declining and, therefore, fair values were rapidly revised downward. These factors contributed to the increase in impaired loans reviewed individually for impairment and the charge-offs related to such loans during the second quarter of 2009.

The following table summarizes the composition of impaired loans, by FDIC code, at June 30, 2009 (in thousands).

Secured by real estate
Construction, land development, and other land loans	$43,646
Farmland	—
Single-family residential	5,895
Multifamily residential	12,077
Nonfarm nonresidential	28,311
Commercial and industrial	38

Total impaired loans	$89,967

The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	June 30, 2009	December 31, 2008
Impaired loans, end of period	$89,967	$37,468
Impaired loans subject to specific reserve allocation, end of period	24,147	21,413
Specific allowance allocation on impaired loans, end of period	6,453	4,453
Average impaired loans, year-to-date period (1)	60,682	22,568

(1)	Average impaired loans calculated using a simple average.

We calculate our SFAS No. 5, “Accounting for Contingencies,” general reserve by applying our historical loss factors to each sector of the loan portfolio and adjusting these percentages for qualitative environmental factors derived from macro-economic indicators and other factors. The SFAS No. 5 general reserve is then combined with the specific SFAS No. 114 reserve to determine the total allowance for loan losses. Qualitative factors we considered in the determination of the June 30, 2009 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated include changes in delinquent loan trends, trends in risk grades and net loans charged-off, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

The following table summarizes the allocation of the allowance for loan losses at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Allowance for loan losses allocated to
Loan principal balances based on SFAS No. 5	$14,877	$6,141
Loan principal balances based on SFAS No. 114	6,453	4,476
Unallocated	635	383

Allowance for loan losses, June 30, 2009	$21,965	$11,000

The impact of the extended recession and downturn in the real estate market may continue to result in increased loan delinquencies, defaults and foreclosures, and reductions in real estate collateral values. As a result, additional loans may be deemed nonperforming in future periods which could result in increased provision for loan loss requirements and, therefore, a decrease in earnings, which could have a material adverse impact on our financial condition and results of operations.

Premises and Equipment, Net

Premises and equipment, net, increased by $3.3 million, or 12.4%, during the six month period ended June 30, 2009, primarily as a result of the relocation of our corporate headquarters to downtown Greenville, South Carolina during March 2009 and the completion of our relocated Greer banking office which opened in April 2009. We recognized losses of $76 thousand during the six month period ended June 30, 2009 related primarily to the write off of building, leasehold improvement, and furniture and equipment balances in conjunction with these relocations. The previous and the new East North Street locations as well as the previous Greer banking office were leased. The previous Greer banking office lease expired June 30, 2009.

Premises Held for Sale

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for a long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair value less the estimated costs to sell. At December 31, 2008, two parcels of land with a book value approximating $1.7 million were classified as held for sale and under contract for sale. These parcels were sold during the first quarter of 2009 in conjunction with the relocation of our corporate headquarters to downtown Greenville, South Carolina.

Deposit Activities

The following table summarizes our traditional deposit composition at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$134,420	10.9%	$134,465	12.6%
Interest-bearing transaction deposit accounts	321,841	26.2	364,315	34.0

Transaction deposit accounts	456,261	37.1	498,780	46.6
Money market deposit accounts	111,322	9.1	93,746	8.7
Savings deposit accounts	41,936	3.4	36,623	3.4
Time deposit accounts	620,499	50.4	442,347	41.3

Total traditional deposit accounts	$1,230,018	100.0%	$1,071,496	100.0%

At June 30, 2009, traditional deposit accounts as a percentage of liabilities were 90.1% compared with 85.3% at December 31, 2008. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. The increase in time deposit accounts during the first six months of 2009 was primarily the result of certificate of deposit promotions intended to increase liquidity.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Among other things, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase was in place until the end of 2009. In May 2009, this increased coverage was extended through December 31, 2013. In addition, we are voluntarily participating in the FDIC’s Transaction Account Guarantee Program. Under this program, through December 31, 2009, all noninterest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under the program is in addition to and separate from the normal coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program will contribute to additional customer deposit retention.

Borrowing Activities

During the first six months of 2009, we continued to make liquidity management a top priority. In addition to our customer base, we had access to sources of liquidity, including, but not limited to, additional borrowings from the FHLB, the Federal Reserve Bank Discount Window, and correspondent bank federal funds accommodations to assist in meeting deposit withdrawal requirements and to fund closely managed growth of interest-earning assets. Borrowings as a percentage of total liabilities decreased from 14.0% at December 31, 2008 to 9.4% at June 30, 2009. The decrease was due to less reliance being placed on such funding sources as liquidity was provided through the growth experienced in traditional deposit accounts during the period.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Retail repurchase agreements	$23,920	18.7%	$16,357	9.3%
Commercial paper	21,806	17.1	27,955	15.9

Total nontraditional deposit accounts	45,726	35.8	44,312	25.2
Other short-term borrowings	—	—	79,785	45.3
Long-term borrowings	82,000	64.2	52,000	29.5

Total wholesale funding	82,000	64.2	131,785	74.8

Total borrowed funds	$127,726	100.0%	$176,097	100.0%

FHLB Borrowings. As disclosed in Investment Activities and Lending Activities, to borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans as well as a number of types of securities. In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by a collateral verification review extrapolation factor before being multiplied by a collateral value percentage. With regard to security collateral, in order to compute lendable collateral amounts, the market value of pledged balances is reduced by a 10% collateral discount factor. These amounts are then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. During the second quarter of 2009, in recognition of the continuing decrease in the market value of residential mortgages, specifically single-family residential loan collateral and home equity lines of credit, the FHLB revised its collateral value percentages to reflect the overall decline in market values of mortgage loans and ongoing volatility in the mortgage and credit markets. The FHLB has pledged that it will continue to evaluate collateral discount percentages in relation to current market values of various categories of mortgages and home equity lines of credit. Beginning in the second quarter of 2009, the FHLB required additional reporting related to residential single-family collateral securing advances and letters of credit. Our system generated report did not contain all of the necessary information. Accordingly, we were assessed an additional 10% collateral discount on this particular type of collateral. The additional 10% collateral discount does not apply to our home equity lines of credit portfolio.

Approximately $35.5 million, or 31%, of the investment securities portfolio was pledged to collateralize FHLB advances and letters of credit as of June 30, 2009. At December 31, 2008, approximately $41.6 million, or 33%, of the portfolio was pledged to collateralize FHLB advances and letters of credit.

Approximately $369.0 million and $379.4 million of loans were pledged to collateralize FHLB advances and letters of credit at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, our collateral maintenance factor from the FHLB was 100%. On July 14, 2009 based on their review of our first quarter financial condition and results of operations, the FHLB adjusted this factor to 110% thereby reducing our available lendable collateral to serve against FHLB advances and letters of credit. Our available lendable collateral may be further restricted based on the FHLB’s review of our second quarter financial condition and results of operations.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$148,803	$159,060
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	31,977	37,481
Advances and letters of credit
Short-term advances	—	(44,000)
Long-term advances	(82,000)	(52,000)
Letters of credit	(69,000)	(69,000)

Total advances and letters of credit	(151,000)	(165,000)

Available lendable collateral value to serve against FHLB advances and letters of credit	$29,780	$31,541

The following table summarizes long-term FHLB borrowings at June 30, 2009 (dollars in thousands). Our long-term FHLB advances do not have embedded call options.

						Total
Borrowing balance	$5,000	$12,000	$30,000	$30,000	$5,000	$82,000
Interest rate	2.57%	2.75%	1.34%	2.89%	3.61%	2.33%
Maturity date	3/8/2010	4/2/2010	1/18/2011	3/7/2011	4/2/2013

The increase in long-term FHLB borrowings during the first six months of 2009 was due to a $30 million borrowing from the FHLB that matures on January 18, 2011. This borrowing has a fixed rate of 1.34% and is a relatively inexpensive source of liquidity.

Federal Reserve Discount Window. As disclosed in Lending Activities, during the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the FOMC target rate for federal funds. All extensions of credit must be secured to the satisfaction of the lending Federal Reserve Bank by collateral that is acceptable for that purpose. Most performing or investment grade assets held by depository institutions are acceptable as collateral. In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by the applicable collateral discount margin. The financial condition of an institution may be considered when assigning values. As of June 30, 2009, our borrowings capacity at the Federal Reserve was secured by a blanket lien on a portion of our commercial and consumer loan portfolios. Of the $116.1 million of loans pledged at June 30, 2009, $108.1 million was available as lendable collateral. Although we had no borrowings outstanding with the Federal Reserve Discount Window at June 30, 2009, because we are no longer considered well-capitalized as of June 30, 2009, our ability to borrow funds from the Discount Window could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing.

Federal Funds Accommodations. In addition to the FHLB and Federal Reserve borrowing capacities summarized above, at June 30, 2009, we had access to federal funds funding from correspondent banks. During the six months ended June 30, 2009, two correspondent banks canceled existing federal funds accommodations for a total of $22.5 million, one correspondent bank increased existing federal funds accommodation by $10.0 million, and another correspondent bank decreased existing federal funds accommodation by $10.0 million. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008
Authorized federal funds funding accomodations	$45,000	$67,500
Utilized federal funds funding accomodations	—	(35,785)

Available federal funds funding accomodations	$45,000	$31,715

These federal funds funding sources from correspondent banks may be canceled at any time at the correspondent banks’ discretion.

Capital

At June 30, 2009 our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively. Our total risk-based capital ratio, however, fell below the well-capitalized regulatory minimum threshold of 10%. As a result, we did not pay a dividend in whether or not to pay dividends on a quarterly basis. In addition, we developed a preliminary capital plan aimed at raising additional capital in the fourth quarter of 2009 that may include issuing common stock, preferred stock, debt, or other financing alternatives that are treated as capital for capital ratio purposes at the Bank. To this end, we have since submitted an application to participate in the United States Treasury’s Capital Assistance Program (“CAP”). We have not been notified by the United States Treasury whether our application for participation in the CAP will be approved, and we have not made a final decision whether we will participate in the CAP if our application is approved.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except common and per share data).

	At and for the three month periods ended June 30,			At and for the six month periods ended June 30,
	2009		2008	2009	2008
Total shareholders’ equity	$100,088		$114,714	$100,088	$114,714
Average shareholders’ equity	118,922		115,472	118,411	114,093
Total shareholders’ equity as a percentage of total assets	6.83%		8.55%	6.83%	8.55%
Average shareholders’ equity as a percentage of average assets	8.25		8.74	8.37	8.84
Cash dividends per common share	$—		$0.20	$0.06	$0.40
Dividend payout ratio	n/a	%	29.78%	(2.45)%	32.30%

The following table summarizes activity impacting shareholders’ equity for the period indicated (in thousands).

At and for the six month period ended June 30, 2009
Total shareholders’ equity, beginning of period	$115,776
Additions to shareholders’ equity during period
Change in accumulated other comprehensive income (loss) on investment securities available for sale	198
Common stock issued pursuant to stock option plan	106
Compensation expense related to stock option plan	31
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	107
Common stock issued pursuant to restricted stock plan	116

Total additions to shareholders’ equity during period	558
Reductions in shareholders’ equity during period
Net loss	(15,857)
Cash dividends declared and paid	(389)

Total reductions in shareholders’ equity during period	(16,246)

Total shareholders’ equity, end of period	$100,088

Accumulated Other Comprehensive Income (Loss). The following table summarizes the activity impacting accumulated other comprehensive income (loss) for the periods indicated (in thousands).

	Impact of SFAS No. 158	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2007	$(4,116)	$1,630	$(2,486)	$(252)	$(2,738)
Accumulated other comprehensive income (loss), before income tax impact	(1,332)	—	(1,332)	(685)	(2,017)
Income tax impact	466	—	466	258	724

Accumulated other comprehensive income (loss), after income tax impact	(866)	—	(866)	(427)	(1,293)

Accumulated other comprehensive income (loss), after income tax impact, June 30, 2008	$(4,982)	$1,630	$(3,352)	$(679)	$(4,031)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income (loss), before income tax impact	—	—	—	(321)	(321)
Income tax impact	—	—	—	123	123

Accumulated other comprehensive income (loss), after income tax impact	—	—	—	(198)	(198)

Accumulated other comprehensive income (loss), after income tax impact, June 30, 2009	$(6,126)	$1,630	$(4,496)	$(1,819)	$(6,315)

Stock Option and Restricted Stock Plans. See Part I – Financial Information, Item 1. Financial Statements, Note 12 contained herein for disclosures regarding our stock option and restricted stock plans.

Dividends. The following table summarizes key dividend information at the dates and for the periods indicated (dollars in thousands, except per common and per share data).

	At and for the three month periods ended June 30,			At and for the six month periods ended June 30,
	2009		2008	2009	2008
Cash dividends per common share	$—		$0.20	$0.06	$0.40
Cash dividends declared and paid	—		1,289	389	2,576
Dividend payout ratio	n/a	%	29.78%	(2.45)%	32.30%

On March 17, 2009, our Board of Directors declared a cash dividend of six cents per share of common stock with regard to the first quarter of 2009. On June 23, 2009, the Board of Directors concluded that no dividend would be declared or paid with regard to the second quarter of 2009. As part of our capital plan, the Board of Directors believes that suspension of the dividend was prudent to preserve our capital and manage long-term shareholder value. Our Board of Directors will continue to evaluate whether or not to pay dividends on a quarterly basis. There can be no assurance as to future dividends because they are dependent on our financial condition, results of operations, and cash flows, as well as capital and dividend regulations.

Regulatory Capital Requirements. Under regulatory requirements, reported accumulated other comprehensive income / (loss) amounts do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.

Although our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively, at June 30, 2009, our total risk-based capital ratio fell below the well-capitalized regulatory minimum threshold of 10% to 9.71%. See Part I – Financial Information, Item 1. Financial Statements, Note 17 contained herein for disclosures regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios. Since June 30, 2009, no conditions or events have occurred of which we are aware that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

Outstanding Equity. Currently, we are only authorized to issue common stock. The Board of Directors submitted a proposal to amend our Articles of Incorporation to authorize preferred stock at our 2009 Annual Meeting of Shareholders. The proposal was not approved at our Annual Meeting of Shareholders on May 19, 2009. The Board of Directors believes that the ability to issue preferred stock is an important part of our capital plan to raise additional capital. Accordingly, we expect to call a special meeting of shareholders later in 2009 to again seek approval to issue preferred stock.

Government Financing. We did not participate in the Troubled Asset Relief Program (“TARP”) based on our evaluation of the merits of the program at that time. Currently, we are not eligible for TARP funds as that program was closed in 2008. We have since submitted an application to participate in the United States Treasury’s CAP. The terms of the CAP have not yet been established for institutions, such as ours, whose stock is not traded on a national stock exchange. We have not been notified by the United States Treasury whether our application for participation in the CAP will be approved, and we have not made a final decision whether we will participate in the CAP if our application is approved.

Private Trading System. On June 26, 2009, we launched a Private Trading System on our website (www.palmettobank.com). The Private Trading System is a mechanism created to assist buyers and sellers in facilitating trades in our common stock. On June 30, 2009, the Company mailed a letter and related materials to shareholders regarding the Private Trading System and elected to furnish this information as an exhibit to a Current Report on Form 8-K filed with the SEC on July 2, 2009 which can be accessed through the SEC’s website (www.sec.gov).

Commitments, Guarantees, and Other Contingencies

See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for disclosures regarding our commitments, guarantees, and other contingencies.

Derivative Financial Instruments and Hedging Activities

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for disclosures regarding our derivative financial instruments and hedging activities.

Second Quarter Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except common and per share data) (unaudited)

	For the three month periods ended June 30,		Dollar	Percent
	2009	2008	variance	variance
Interest income
Interest earned on cash and cash equivalents	$32	$13	$19	146.2%
Dividends paid on FHLB stock	—	86	(86)	(100.0)
Interest earned on investment securities available for sale	1,481	1,661	(180)	(10.8)
Interest and fees earned on loans	14,377	18,266	(3,889)	(21.3)

Total interest income	15,890	20,026	(4,136)	(20.7)
Interest expense
Interest paid on deposits	5,203	5,653	(450)	(8.0)
Interest paid on retail repurchase agreements	14	57	(43)	(75.4)
Interest paid on commercial paper	14	87	(73)	(83.9)
Interest paid on other short-term borrowings	11	258	(247)	(95.7)
Interest paid on long-term borrowings	380	373	7	1.9

Total interest expense	5,622	6,428	(806)	(12.5)

Net interest income	10,268	13,598	(3,330)	(24.5)
Provision for loan losses	30,000	687	29,313	4,266.8

Net interest income (loss) after provision for loan losses	(19,732)	12,911	(32,643)	(252.8)

Noninterest income
Service charges on deposit accounts, net	2,072	2,127	(55)	(2.6)
Fees for trust and investment management and brokerage services	576	755	(179)	(23.7)
Mortgage-banking income	1,245	600	645	107.5
Automatic teller machine income	335	322	13	4.0
Investment securities gains	—	1	(1)	(100.0)
Other	859	968	(109)	(11.3)

Total noninterest income	5,087	4,773	314	6.6
Noninterest expense
Salaries and other personnel	6,164	6,070	94	1.5
Occupancy	1,155	803	352	43.8
Furniture and equipment	892	985	(93)	(9.4)
Loss (gain) on disposition of premises, furniture, and equipment	21	(3)	24	(800.0)
FDIC deposit insurance assessment	1,372	183	1,189	649.7
Mortgage-servicing rights portfolio amortization and impairment	336	216	120	55.6
Marketing	258	291	(33)	(11.3)
Amortization of core deposit intangibles	11	11	—	—
Other	2,918	2,459	459	18.7

Total noninterest expense	13,127	11,015	2,112	19.2

Net income (loss) before provision for income taxes	(27,772)	6,669	(34,441)	(516.4)
Provision (benefit) for income taxes	(9,921)	2,340	(12,261)	(524.0)

Net income (loss)	$(17,851)	$4,329	$(22,180)	(512.4)%

Common and per share data
Net income (loss) - basic	$(2.77)	$0.67	$(3.44)	(513.4)%
Net income (loss) - diluted	(2.77)	0.66	(3.43)	(519.7)
Cash dividends	—	0.20	(0.20)	(100.0)
Book value	15.52	17.81	(2.29)	(12.9)
Weighted average common shares outstanding - basic	6,450,090	6,435,515
Weighted average common shares outstanding - diluted	6,450,090	6,521,169

Net Interest Income

Net interest income totaled $10.3 million for the second quarter of 2009 compared with $13.6 million for the same period of 2008. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. The net interest margin decreased from 4.37% during the three month period ended June 30, 2008 to 2.99% during the same period of 2009.

During the second half of 2008 and continuing through the first six months of 2009, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crises. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

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

	For the three month periods ended June 30,
	2009			2008
	Average balance	Interest income/ expense	Yield/ rate	Average balance	Interest income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$92,100	$32	0.14%	$9,382	$13	0.56%
FHLB stock	5,974	—	—	5,592	86	6.19
Investment securities available for sale, taxable (1)	68,810	1,071	6.24	79,737	1,206	6.08
Investment securities available for sale, nontaxable (1)	48,722	410	3.38	52,337	455	3.50
Loans (2)	1,162,453	14,377	4.96	1,104,476	18,266	6.65

Total interest-earning assets	1,378,059	15,890	4.62	1,251,524	20,026	6.44

Noninterest-earning assets
Cash and cash equivalents	20,830			23,751
Allowance for loan losses	(13,046)			(7,462)
Premises and equipment, net	29,257			26,282
Premises held for sale	—			—
Goodwill, net	3,688			3,688
Core deposit intangibles, net	16			62
Accrued interest receivable	5,260			5,981
Other	17,546			17,914

Total noninterest-earning assets	63,551			70,216

Total assets	$1,441,610			$1,321,740

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$333,340	$141	0.17%	$389,167	$1,229	1.27%
Money market deposit accounts	103,670	139	0.54	105,735	435	1.65
Savings deposit accounts	41,671	35	0.34	38,209	32	0.34
Time deposit accounts	598,703	4,888	3.27	374,895	3,957	4.25

Total interest-bearing deposits	1,077,384	5,203	1.94	908,006	5,653	2.50
Retail repurchase agreements	22,565	14	0.25	18,368	57	1.25
Commercial paper (Master notes)	22,342	14	0.25	32,247	87	1.09
Other short-term borrowings	6,605	11	0.67	46,317	258	2.24
Long-term borrowings	53,647	380	2.84	51,813	373	2.90

Total interest-bearing liabilities	1,182,543	5,622	1.91	1,056,751	6,428	2.45

Noninterest-bearing liabilities
Noninterest-bearing deposits	132,952			140,526
Accrued interest payable	2,319			2,154
Other	4,874			6,837

Total noninterest-bearing liabilities	140,145			149,517

Total liabilities	1,322,688			1,206,268
Shareholders’ equity	118,922			115,472

Total liabilities and shareholders’ equity	$1,441,610			$1,321,740

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$10,268	2.99%		$13,598	4.37%

(1)	The average balances for investment securities include the applicable unrealized gain (loss) recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. As summarized in the preceding table, net interest income decreased $3.3 million, or 24.5%, during the three month period ended June 30, 2009 over the same period of 2008. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing these periods (in thousands). The impact of the combination of rate and volume change has been divided proportionately between the change due to volume and the change due to rate. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days within each period.

	Change due to volume	Change due to rate	Change due to difference in number of days	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$21	$(2)	$—	$19
FHLB stock	6	(92)	—	(86)
Investment securities available for sale (1)	(183)	(1)	4	(180)
Loans (2)	1,023	(4,951)	39	(3,889)

Total interest income	$867	$(5,046)	$43	$(4,136)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(154)	$(934)	$—	$(1,088)
Money market deposit accounts	(8)	(288)	—	(296)
Savings deposit accounts	3	—	—	3
Time deposit accounts	1,487	(570)	14	931

Total interest paid on deposits	1,328	(1,792)	14	(450)
Retail repurchase agreements	17	(60)	—	(43)
Commercial paper (Master notes)	(21)	(52)	—	(73)
Other short-term borrowings	(136)	(111)	—	(247)
Long-term borrowings	13	(7)	1	7

Total interest expense	$1,201	$(2,022)	$15	$(806)

Net interest income	$(334)	$(3,024)	$28	$(3,330)

(1)	The average balances for investment securities include the applicable unrealized gain (loss) recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2007 through June 30, 2009.

	Prime rate		Federal funds rate
	Change	Balance	Change	Balance
Rate, at December 31, 2007		7.25%		4.25%
Changes in rate
January 22, 2008	(0.75)%		(0.75)%
January 30, 2008	(0.50)		(0.50)
March 18, 2008	(0.75)		(0.75)
April 30, 2008	(0.25)		(0.25)

Total changes in rate		(2.25)		(2.25)

Rate, at June 30, 2008		5.00		2.00

Changes in rate
October 8, 2008	(0.50)		(0.50)
October 29, 2008	(0.50)		(0.50)
December 16, 2008	(0.75-1.00)		(0.75-1.00)

Total changes in rate		(1.75-2.00)		(1.75-2.00)

Rate, at December 31, 2008		3.00-3.25		0.00-0.25

2009 Changes in rate		—		—
Rate, at June 30, 2009		3.00-3.25%		0.00-0.25%

Provision for Loan Losses

Provision for loan losses increased from $687 thousand during the three month period ended June 30, 2008 to $30.0 million for the same period of 2009. The increase in the provision for loan losses was driven by the following:

•	The impact of the ongoing and more pronounced deterioration in the overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this deterioration on our borrowers, in particular real estate related loans,

•	The declining asset quality trends in our loan portfolio such as past due and nonaccrual loans,

•	The increasing trend in the historical loan loss rates within our portfolio,

•	The results of our enhanced internal loan review during the second quarter resulting in loan downgrades,

•	Our quarter end individual impaired loan analysis which identified:

•	Increased stress on borrowers given increasing lack of liquidity, and further declines in bank financing and credit availability, and

•	Downward trends in appraised values and market assumptions used to value real estate dependent loans.

The increase in the provision for loan losses contributed to an allowance for loan losses of $22.0 million at June 30, 2009, representing a coverage ratio of 1.95% to gross loans. Management considers the allowance for loan losses at June 30, 2009 appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Noninterest Income

The following table summarizes the components of total noninterest income for the periods indicated (in thousands).

	For the three month periods ended June 30,
	2009	2008
Service charges on deposit accounts, net	$2,072	$2,127
Fees for trust and investment management and brokerage services	576	755
Mortgage-banking income	1,245	600
Automatic teller machine income	335	322
Investment securities gains	—	1
Other	859	968

Total noninterest income	$5,087	$4,773

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.8% of average transaction deposit accounts for the three month period ended June 30, 2009 compared with 1.6% of average transaction deposit accounts for the three month period ended June 30, 2008.

In response to decreasing deposit levels, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the three month periods ended June 30,
	2009	2008
Fees for trust and investment management services	$454	$586
Fees for brokerage services	122	169

Total fees for trust and investment management and brokerage services	$576	$755

Fees for trust and investment management and brokerage services for the three month period ended June 30, 2009 decreased $179 thousand, or 23.7% to $576 thousand from $755 thousand for the three month period ended June 30, 2008 primarily as a result of the substantial decline in the S&P 500 primarily within the last year. The decline in fees for trust and investment management services over these periods was consistent with the changes in market valuation over the same periods, which reduced the base on which fees are earned. Fees for brokerage services are primarily transaction based. As such, the decrease in these fees was primarily due to the decline in brokerage transaction activity over the periods presented.

Mortgage-Banking Income. Most of the residential mortgage loans that we originate are sold in the secondary market. Often we retain servicing rights. Mortgage loans serviced for the benefit of others amounted to $411.0 million and $377.3 million at June 30, 2009 and December 31, 2008, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three month periods ended June 30,
	2009	2008
Mortgage-servicing fees	$247	$221
Gain on sale of mortgage loans held for sale	553	301
Forward sales commitment income	245	—
Derivative loan commitment income	95	—
Other mortgage-banking income	105	78

Total mortgage-banking income	$1,245	$600

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.25%

Mortgage banking income increased $645 thousand, or 107.5%, during the three month period ended June 30, 2009 over the same period of 2008 primarily due to increased gains on sale of mortgage loans and an increase in derivative loan and forward sales commitment income totaling $340 thousand for the three month period ended June 30, 2009 compared with the same period of 2008.

The gain on sale of mortgage loans held for sale increased primarily due to an increase in the volume of refinancing opportunities resulting from historically low interest rates.

Commitments to originate fixed rate conforming loans totaled $21.6 million at June 30, 2009, comprised primarily of commitments to fulfill mandatory forward sales commitment contracts. At June 30, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheet, totaling approximately $160 thousand and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheet, totaling approximately $65 thousand resulting in net derivative loan commitment income totaling approximately $95 thousand.

Forward sales commitments, comprised primarily of mandatory contracts, totaled $25.9 million at June 30, 2009. At June 30, 2009, forward sales commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheet, totaling approximately $293 thousand and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheet, totaling approximately $48 thousand resulting in forward sales commitment income totaling approximately $245 thousand.

Noninterest Expense

The following table summarizes the components of total noninterest expense for the periods indicated (in thousands).

	For the three month periods ended June 30,
	2009	2008
Salaries and other personnel	$6,164	$6,070
Occupancy	1,155	803
Furniture and equipment	892	985
Loss (gain) on disposition of premises, furniture, and equipment	21	(3)
FDIC deposit insurance assessment	1,372	183
Mortgage-servicing rights portfolio amortization and impairment	336	216
Marketing	258	291
Amortization of core deposit intangibles	11	11
Other	2,918	2,459

Total noninterest expense	$13,127	$11,015

As part of our earnings plan to improve overall financial performance, we have already identified specific expense reductions for 2009 that are expected to impact the second half of the year. We continue to review other expense areas for additional potential reductions.

Salaries and Other Personnel. Comprising 47.0% of total noninterest expense during the three month period ended June 30, 2009 and 55.1% of total noninterest expense during the three month period ended June 30, 2008, salaries and other personnel expense increased by $94 thousand, or 1.5%, over the same periods. This increase was primarily a result of an increase in employee and officers salaries offset by a decline in the reserve allocated for 2009 incentive payments in our officer incentive plan, based on anticipated payments of significantly less relative to 2009 when compared with those relative to 2008 given our financial results to date.

Occupancy. Occupancy expense increased $352 thousand, or 43.8%, for the three month period ended June 30, 2009 over the same period of 2008 primarily as a result of the impact of the new corporate headquarters. Occupancy expense for the three month period ended June 30, 2009 included three monthly payments under the lease agreement for the new headquarters. This increase was offset by the impact of expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold no longer being recorded within this financial statement line item but rather being recorded as a branch closure expense within the Other noninterest expense financial statement line item of the Consolidated Statements of Income (Loss).

Loss on Disposition of Premises, Furniture, and Equipment. We recognized $21 thousand in losses during the three month period ended June 30, 2009 with regard to the write off of premises, furniture, and equipment primarily in conjunction with our move to the new corporate headquarters and, to a lesser extent, our Greer banking office relocation.

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $1.2 million over the periods presented due to our second quarter accrual of the FDIC’s industry-wide special assessment as well as higher general assessment rates during the three month period ended June 30, 2009 compared with the three month period ended June 30, 2008.

During the second quarter of 2009, we accrued an incremental $680 thousand of increased FDIC premiums due to the industry-wide special assessment by the FDIC to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less tier 1 capital with a cap of 10-basis points times deposits. This incremental special assessment will be paid to the FDIC at the end of the third quarter. The FDIC is permitted to levy up to two additional 5 basis point special assessments, if needed, in the future. Also during the three month period ended June 30, 2009, we accrued a 22 basis point general assessment resulting in a negative impact to earnings totaling approximately $692 thousand. The increase in the general assessment was the result of a change in the FDIC assessment matrix, the increase in our deposit base on which the assessment is calculated over the periods presented as well as an increase due to our total risk-based capital ratio falling into the adequately capitalized category during the period.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization of mortgage-servicing rights increased $120 thousand, or 55.6%, over the periods presented. Since June 30, 2008, the Federal Reserve has decreased rates by 175 to 200 basis points. This decline in interest rates has resulted in an increase in loan prepayments and, therefore, has increased amortization within the mortgage-servicing rights portfolio. This increase is synonymous with the increase within the Mortgage-Banking Income financial statement line item within Other noninterest income of the Consolidated Statements of Income (Loss).

Other. Other noninterest expense increased by $459 thousand, or 18.7%, to $2.9 million during the three month period ended June 30, 2009 from $2.5 million during the three month period ended June 30, 2008. Included within this financial statement line item, branch closure expenses increased $119 thousand over the periods presented due to expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of approximately $27.8 million for the three month period ended June 30, 2009, we recognized an income tax benefit of approximately $9.9 million for the period. During the three month period ended June 30, 2008, we recognized income tax expense of $2.3 million on pretax net income of $6.7 million. Our effective tax rate was 35.7% and 35.1% during the respective periods.

Deferred tax assets represent the future tax benefit of deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of June 30, 2009, management believed that all of our net deferred income tax assets will be realizable based on available net operating loss carrybacks refundable from income taxes previously paid. As a result, no valuation allowance was recognized at June 30, 2009.

Year-to-Date Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except common and per share data) (unaudited)

	For the six month periods ended June 30,		Dollar variance	Percent variance
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$38	$55	$(17)	(30.9)%
Dividends paid on FHLB stock	—	143	(143)	(100.0)
Interest earned on investment securities available for sale	3,014	2,751	263	9.6
Interest and fees earned on loans	30,404	37,293	(6,889)	(18.5)

Total interest income	33,456	40,242	(6,786)	(16.9)
Interest expense
Interest paid on deposits	9,915	12,769	(2,854)	(22.4)
Interest paid on retail repurchase agreements	27	169	(142)	(84.0)
Interest paid on commercial paper	29	231	(202)	(87.4)
Interest paid on other short-term borrowings	88	509	(421)	(82.7)
Interest paid on long-term borrowings	751	441	310	70.3

Total interest expense	10,810	14,119	(3,309)	(23.4)

Net interest income	22,646	26,123	(3,477)	(13.3)
Provision for loan losses	32,175	1,175	31,000	2,638.3

Net interest income (loss) after provision for loan losses	(9,529)	24,948	(34,477)	(138.2)

Noninterest income
Service charges on deposit accounts, net	3,956	4,294	(338)	(7.9)
Fees for trust and investment management and brokerage services	1,110	1,511	(401)	(26.5)
Mortgage-banking income	2,110	1,069	1,041	97.4
Automatic teller machine income	635	618	17	2.8
Investment securities gains	2	1	1	100.0
Other	1,705	2,185	(480)	(22.0)

Total noninterest income	9,518	9,678	(160)	(1.7)
Noninterest expense
Salaries and other personnel	12,026	12,265	(239)	(1.9)
Occupancy	2,071	1,608	463	28.8
Furniture and equipment	1,775	1,929	(154)	(8.0)
Loss (gain) on disposition of premises, furniture, and equipment	76	(3)	79	(2,633.3)
FDIC deposit insurance assessment	1,826	348	1,478	424.7
Mortgage-servicing rights portfolio amortization and impairment	750	432	318	73.6
Marketing	555	623	(68)	(10.9)
Amortization of core deposit intangibles	22	22	—	—
Other	5,543	5,150	393	7.6

Total noninterest expense	24,644	22,374	2,270	10.1

Net income (loss) before provision for income taxes	(24,655)	12,252	(36,907)	(301.2)
Provision (benefit) for income taxes	(8,798)	4,277	(13,075)	(305.7)

Net income (loss)	$(15,857)	$7,975	$(23,832)	(298.8)%

Common and per share data
Net income (loss) - basic	$(2.46)	$1.24	$(3.70)	(298.4)%
Net income (loss) - diluted	(2.46)	1.22	(3.68)	(301.6)
Cash dividends	0.06	0.40	(0.34)	(85.0)
Book value	15.52	17.81	(2.29)	(12.9)
Weighted average common shares outstanding - basic	6,449,383	6,433,343
Weighted average common shares outstanding - diluted	6,449,383	6,518,299

Net Interest Income

Net interest income totaled $22.6 million for the six month period ended June 30, 2009 as compared to $26.1 million for the same period of 2008. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. The net interest margin decreased from 4.29% during the three month period ended June 30, 2008 to 3.39% during the same period of 2009.

During the second half of 2008 and continuing through the first six months of 2009, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crises. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

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

	For the six month periods ended June 30,
	2009			2008
	Average balance	Interest Income/ expense	Yield/ rate	Average balance	Interest Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$56,473	$38	0.14%	$16,090	$55	0.69%
FHLB stock	6,555	—	—	4,466	143	6.44
Investment securities available for sale, taxable (1)	70,830	2,175	6.19	64,684	1,837	5.71
Investment securities available for sale, nontaxable (1)	49,675	839	3.41	52,454	914	3.50
Loans (2)	1,163,551	30,404	5.27	1,085,972	37,293	6.91

Total interest-earning assets	1,347,084	33,456	5.01	1,223,666	40,242	6.61

Noninterest-earning assets
Cash and cash equivalents	23,517			20,178
Allowance for loan losses	(12,177)			(7,448)
Premises and equipment, net	28,241			25,926
Premises held for sale	684			—
Goodwill, net	3,688			3,688
Core deposit intangibles, net	19			68
Accrued interest receivable	5,290			6,182
Other	18,283			18,873

Total noninterest-earning assets	67,545			67,467

Total assets	$1,414,629			$1,291,133

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$343,804	$386	0.23%	$389,546	$3,258	1.68%
Money market deposit accounts	99,067	307	0.62	110,031	1,211	2.21
Savings deposit accounts	39,933	66	0.33	37,110	62	0.34
Time deposit accounts	544,494	9,156	3.39	377,950	8,238	4.38

Total interest-bearing deposits	1,027,298	9,915	1.95	914,637	12,769	2.81
Retail repurchase agreements	22,131	27	0.25	18,475	169	1.84
Commercial paper (Master notes)	23,370	29	0.25	29,504	231	1.57
Other short-term borrowings	30,389	88	0.58	37,267	509	2.75
Long-term borrowings	52,828	751	2.87	30,714	441	2.89

Total interest-bearing liabilities	1,156,016	10,810	1.89	1,030,597	14,119	2.76

Noninterest-bearing liabilities
Noninterest-bearing deposits	132,191			136,963
Accrued interest payable	2,186			2,365
Other	5,825			7,115

Total noninterest-bearing liabilities	140,202			146,443

Total liabilities	1,296,218			1,177,040
Shareholders’ equity	118,411			114,093

Total liabilities and shareholders’ equity	$1,414,629			$1,291,133

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$22,646	3.39%		$26,123	4.29%

(1)	The average balances for investment securities include the applicable unrealized gain (loss) recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. As summarized in the preceding table, net interest income decreased $3.5 million, or 13.3%, during the six month period ended June 30, 2009 over the same period of 2008. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing these periods (in thousands). The impact of the combination of rate and volume change has been divided proportionately between changes due to volume and changes due to rate. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days within each period.

	Change due to volume	Change due to rate	Change due to difference in number of days	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$(25)	$8	$—	$(17)
FHLB stock	126	(269)	—	(143)
Investment securities available for sale (1)	80	191	(8)	263
Loans (2)	2,936	(9,740)	(85)	(6,889)

Total interest income	$3,117	$(9,810)	$(93)	$(6,786)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(343)	$(2,528)	$(1)	$(2,872)
Money market deposit accounts	(110)	(793)	(1)	(904)
Savings deposit accounts	5	—	(1)	4
Time deposit accounts	1,939	(996)	(25)	918

Total interest paid on deposits	1,491	(4,317)	(28)	(2,854)
Retail repurchase agreements	41	(183)	—	(142)
Commercial paper (Master notes)	(40)	(162)	—	(202)
Other short-term borrowings	(80)	(341)	—	(421)
Long-term borrowings	316	(3)	(3)	310

Total interest expense	$1,728	$(5,006)	$(31)	$(3,309)

Net interest income	$1,389	$(4,804)	$(62)	$(3,477)

(1)	The average balances for investment securities include the applicable unrealized gain (loss) recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. See Second Quarter Earnings Review, Net Interest Income, Federal Reserve Rate Influences contained herein for disclosures regarding the Federal Reserve’s interest rate actions.

Provision for Loan Losses

The provision for loan losses totaled $32.2 million for the six month period ended June 30, 2009 compared with $1.2 million for the same period of 2008. See Second Quarter Earnings Review, Net Interest Income, Provision for Loan Losses contained herein for disclosures regarding this fluctuation.

Noninterest Income

The following table summarizes the components of total noninterest income for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2009	2008
Service charges on deposit accounts, net	$3,956	$4,294
Fees for trust and investment management and brokerage services	1,110	1,511
Mortgage-banking income	2,110	1,069
Automatic teller machine income	635	618
Investment securities gains	2	1
Other	1,705	2,185

Total noninterest income	$9,518	$9,678

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.7% of average transaction deposit accounts for the six month period ended June 30, 2009 compared with 1.6% of average transaction deposit accounts for the six month period ended June 30, 2008. See Second Quarter Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net contained herein for additional disclosures regarding service charges on deposit accounts, net.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2009	2008
Fees for trust and investment management services	$861	$1,179
Fees for brokerage services	249	332

Total fees for trust and investment management and brokerage services	$1,110	$1,511

Fees for trust and investment management and brokerage services for the six month period ended June 30, 2009 decreased $401 thousand, or 26.5% to $1.1 million from $1.5 million for the six month period ended June 30, 2008. See Second Quarter Earnings Review, Noninterest Income, Fees for Trust and Investment Management and Brokerage Services contained herein for additional disclosures regarding this fluctuation.

Mortgage-Banking Income. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2009	2008
Mortgage-servicing fees	$487	$437
Gain on sale of mortgage loans held for sale	1,075	490
Forward sales commitment income	245	—
Derivative loan commitment income	95	—
Other mortgage-banking income	208	142

Total mortgage-banking income	$2,110	$1,069

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.25%

Mortgage banking income increased $1.0 million, or 97.4%, during the six month period ended June 30, 2009 over the same period of 2008 primarily due to increased gains on sale of mortgage loans and an increase in derivative loan and forward sales commitment income totaling $340 thousand for the six month period ended June 30, 2009 compared with the same period of 2008. See Second Quarter Earnings Review, Noninterest Income, Mortgage-Banking Income contained herein for additional disclosures regarding this fluctuation.

Other. Other noninterest income decreased $480 thousand, or 22.0%, for the six month period ended June 30, 2009 over the same period of 2008. Included within the Other noninterest income financial statement line item of the Consolidated Statement of Income (Loss) for the six month period June 30, 2008 was a pretax gain of approximately $226 thousand resulting from the mandatory redemption of our Class B Visa, Inc. shares as part of Visa’s initial public offering.

Noninterest Expense

The following table summarizes the components of total noninterest expense for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2009	2008
Salaries and other personnel	$12,026	$12,265
Occupancy	2,071	1,608
Furniture and equipment	1,775	1,929
Loss (gain) on disposition of premises, furniture, and equipment	76	(3)
FDIC deposit insurance assessment	1,826	348
Mortgage-servicing rights portfolio amortization and impairment	750	432
Marketing	555	623
Amortization of core deposit intangibles	22	22
Other	5,543	5,150

Total noninterest expense	$24,644	$22,374

Salaries and Other Personnel. Comprising 48.8% of total noninterest expense during the six month period ended June 30, 2009 and 54.8% of total noninterest expense during the six month period ended June 30, 2008, salaries and other personnel expense decreased by $239 thousand, or 1.9%, over the same periods. This decrease was primarily a result of a decrease in expense associated with our officer incentive plan.

Occupancy. Occupancy expense increased $463 thousand, or 28.8%, for the six month period ended June 30, 2009 over the same period of 2008 primarily as a result of the impact of the new corporate headquarters. See Second Quarter Earnings Review, Noninterest Expense, Occupancy contained herein for additional disclosures regarding this fluctuation.

Loss on Disposition of Premises, Furniture, and Equipment. We recognized $76 thousand in losses during the six month period ended June 30, 2009. See Second Quarter Earnings Review, Noninterest Income, Loss on Disposition of Premises, Furniture, and Equipment contained herein for additional disclosures regarding this fluctuation.

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $1.5 million during the six month period ended June 30, 2009 over the six month period ended June 30, 2008 due to our second quarter accrual of the FDIC’s industry-wide special assessment as well as higher general assessment rates during the six month period ended June 30, 2009 compared with the six month period ended June 30, 2008. Also, during the six month period ended June 30, 2008, we fully utilized one-time assessment credits from 2006.

See Second Quarter Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment contained herein for disclosures regarding our second quarter accrual of the FDIC’s industry-wide special assessment.

During the three month period ended March 31, 2009, we accrued a 14 basis point general assessment resulting in a negative impact to earnings totaling approximately $454 thousand. The increase in the general assessment was the result of a change in the FDIC assessment matrix as well as the increase in our deposit base on which the assessment is calculated over the periods presented.

See Second Quarter Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment contained herein for disclosures regarding our second quarter accrual of our FDIC general assessment.

As a result of these factors, our general assessment during the six month period ended June 30, 2009 was $798 thousand higher than that of the same period of 2008.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization of mortgage-servicing rights increased $318 thousand, or 73.6%, over the periods presented. See Second Quarter Earnings Review, Noninterest Expense, Mortgage-Servicing Rights Portfolio Amortization and Impairment contained herein for additional disclosures regarding this fluctuation.

Other. Other noninterest expense increased by $393 thousand, or 7.6%, to $5.5 million during the six month period ended June 30, 2009 from $5.2 million during the six month period ended June 30, 2008 primarily as a result of fluctuations within professional service, branch closure, and real estate acquired in settlement of loan expenses.

Professional expenses increased $182 thousand over the periods presented due, in part, to expenses associated with our move to the new corporate headquarters.

Branch closure expenses increased $207 thousand over the periods presented due to expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold.

Offsetting these increases to other noninterest expense was a decrease in real estate acquired in settlement of loans expenses of $324 thousand. This decrease was primarily due to expense required during the first quarter of 2008 related to a commercial real estate property within the other real estate owned portfolio with respect to which we own a participation interest. We were a 20% participant in the loan relationship and are now a 20% owner of the collateral property. Therefore, we must cover 20% of the costs related to the property. Although this property remains in our real estate acquired in settlement of loans portfolio at June 30, 2009, no such costs on this property were determined to be necessary during the six month period ended June 30, 2009.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of approximately $24.7 million for the six month period ended June 30, 2009, we recognized an income tax benefit of approximately $8.8 million for the period. During the six month period ended June 30, 2008, we recognized income tax expense of $4.3 million on pretax net income of $12.3 million. Our effective tax rate was 35.7% and 34.9% during the respective periods.

See Second Quarter Earnings Review, Provision (Benefit) for Income Taxes contained herein for disclosures regarding deferred tax assets.

Recently Adopted / Issued Applicable Accounting Pronouncements

See Part I – Financial Information, Item 1. Financial Statements, Note 1 contained herein for disclosures regarding accounting pronouncements recently issued, if applicable, and those recently adopted by us and their expected impact on our business, financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points based on forecasted assumptions of nominal interest rates and deposit and loan repricing rates (based upon past interest rate cycles). Estimates are based on historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 200 basis points	(6.08)%
Up 100 basis points	(2.76)
Down 100 basis points	.52
Down 200 basis points	1.71

(1)	The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s and the Bank’s Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer) and several other members of senior management as of June 30, 2009, the last day of the period covered by this Quarterly Report. The Company’s and the Bank’s Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of June 30, 2009 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s and the Bank’s Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Second Quarter Internal Control Changes

During the second quarter of 2009, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 14 contained herein for disclosures required by this item.

Item 1A.	Risk Factors

Certain risks described below update the risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, our business, financial condition, results of operations, or cash flows could be materially and adversely impacted. If this were to happen, the value of our common stock could decline, and investors could lose all or part of their investment.

Repayment and Collateral Risk

We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans. We could sustain additional losses for these reasons. In an economic downturn, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

At June 30, 2009, approximately 63% of our loan portfolio consisted of commercial and industrial loans and loans secured by construction, land development, other land, and nonfarm nonresidential real estate. Loans secured by construction, land development, other land, and nonfarm nonresidential real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Commercial and industrial loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A decline in asset quality could result in a loss of income from these loans, an increase in the provision for loan losses, and an increase in loans charged-off, all of which could result in a material adverse impact on our business, financial condition, results of operations, and cash flows.

Although they represent a relatively small portion of our loan portfolio, we are subject to risk with regard to our installment loans, particularly loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted installment loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, installment loan collections depend on the borrower’s continuing financial stability and are more likely to be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Additionally, the application of federal and state legislation or regulatory action may reduce the amount that our borrowers are required to pay or limit our ability to foreclose on properties or other collateral, which makes foreclosure less economically feasible.

Real Estate Market Risk

While we do not have any subprime loans at June 30, 2009, approximately 68% of our loan portfolio was secured by real estate. We have recently identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward. As a result, we increased our allowance for loan losses during 2009 to $22.0 million to address the probable credit risks inherent within our loan portfolio. Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

Lack of Loan Portfolio Seasoning Risk

We attempt to maintain an appropriate allowance for loan losses to provide for losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	An ongoing review of the quality, mix, and size of our overall loan portfolio,

•	Our historical loan loss experience,

•	Evaluation of economic conditions,

•	Regular reviews of loan delinquencies and loan portfolio quality, and

•	The amount and quality of collateral, including guarantees, securing the loans.

However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our growth over the past several years, a large portion of the loans in our loan portfolio were originated in recent years, and we have an increased number of individually larger loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning. As a result, a portfolio of more mature loans will usually behave more predictably than a newer portfolio. Because a large portion of our loans secured by construction, land development, other land, and nonfarm nonresidential real estate is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If chargeoffs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels to reflect the changing risk inherent in our portfolio of existing loans and any additions to our loan portfolio, which may affect our short-term earnings.

Deferred Income Tax Asset Valuation Risk

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors in our determination include the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to net income. Charges to increase the valuation allowance against the deferred tax asset could have a material adverse effect on our results of operations and financial condition.

Consequences of Negative Publicity on Deposits and Loans Risk

Recent negative publicity that has been experienced due to our reduction in dividend payments in 2009, coupled with the substantial drop in our stock trading volume over the last few quarters, may result in an increase level of deposit outflows. Additional negative publicity may result due to our declining earnings performance in the second quarter of 2009. Our deposits that are above FDIC insurance limits are particularly susceptible to withdrawal based on negative publicity about our current financial condition. Future negative news could raise withdrawal levels beyond the capacity of our currently available liquidity, which would result in a takeover of the bank by the FDIC. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation. We cannot guarantee that we will be successful in avoiding damage to our business from a decline in our reputation.

Liquidity and Funding Risk

The goal of liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this goal, our Asset / Liability Committee establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets.

Liquidity is essential to our business. An inability to raise funds through traditional deposits, borrowings, the sale of securities or loans, and other sources could have a substantial negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of the continuing turmoil and continued deterioration in credit markets.

We rely on traditional and nontraditional deposits, advances from the FHLB and Federal Reserve, funding from correspondent banks, and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition worsen, if the results of operations or financial condition of the FHLB or other correspondent banks with whom we are associated worsen, or if market conditions deteriorate further.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks, and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financials of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the United States may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail.

Because we are no longer considered well-capitalized, our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. As of the time of this filing, we had not been notified of any rating changes other than the downgrade communicated on July 14, 2009 previously disclosed within this Quarterly Report on Form 10-Q. In addition, because we are no longer considered well-capitalized, we cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within our normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.

There can be no assurance that our sources of funds will be adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future. Specifically, we may seek additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. There can be no assurance that additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively impacted by the recent adverse economic conditions, as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our business, financial condition, results of operations, cash flows, and future prospects could be materially adversely impacted.

Capital Adequacy Risk

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described herein, we have an immediate need to increase our capital ratios which requires us to raise additional capital or reduce the size of our balance sheet. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future to support growth. Currently, we do not have the authority to issue preferred stock, and we will likely seek approval to issue preferred stock from our shareholders. There is no assurance that our shareholders will authorize issuance of preferred stock.

The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired. In addition, if we issue additional equity capital, our existing shareholders’ interest would be diluted.

Strategic Project Plan Execution Risk

Our future performance will depend on our ability to implement successfully the Strategic Project Plan approved by the Board of Directors in June 2009. Among other tasks, this implementation will involve a variety of complex tasks, including improving our credit quality (e.g., through reducing our level of nonperforming assets by continuing to aggressively work problem credits, exploring a bulk sale of loans or other real estate owned, and possibly requiring additional write downs to facilitate disposition), monitoring and accessing required liquidity, raising capital, and improving earnings. Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our strategic project plan and could materially adversely affect our business, financial condition, and results of operations.

Deposit Insurance Assessment Risk

As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the recent failure of several unaffiliated FDIC-insured depository institutions, and the FDIC’s new liquidity guarantee program, the deposit insurance premium assessments paid by all banks have increased. In addition to the increases to deposit insurance assessments approved by the FDIC, the bank’s risk category also changed as of June 30, 2009 as a result of the risk-based capital ratios which will also increase the bank’s premium assessments. The FDIC has also assessed a 5-basis point special assessment payable September 30, 2009, with authorization of the FDIC board to implement additional special assessments later in 2009. In addition, the FDIC has indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles. As a result, we anticipate our future insurance costs to be substantially higher than in previous periods.

Although we cannot predict what insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The FDIC may terminate deposit insurance of any insured depository institution if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. It also may suspend deposit insurance temporarily if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Dividend Payment Risk

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

In an effort to retain and build capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and suspended the quarterly common stock dividend for the second quarter of 2009. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations.

Limited Public Trading Market Stock Risk

Our common stock is not traded or authorized for quotation on any exchanges or on NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot provide assurance that shareholders will be able to sell their shares at the volumes, prices, or times that they desire.

We currently do not intend to seek listing of its common stock on a securities exchange, and we do not intend to seek authorization for trading of the shares on NASDAQ. We believe that, from time to time, we have shareholders who desire to sell their shares of our common stock but are unable to do so at the price desired because of a lack of willing buyers at that price. Moreover, it may be particularly difficult for shareholders who desire to sell our stock to find buyers for that stock at desired prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 19, 2009. 5,647,029 shares were voted of the 6,487,630 shares of $5 par value common stock entitled to vote at the Annual Shareholders’ Meeting.

Proposal #1 – Election of Directors. The Board of Directors is divided into three classes. At each Annual Meeting of Shareholders, our shareholders elect the members of one of the three classes to three terms. At this Annual Meeting, four directors were nominated for reelection for terms expiring at the 2012 Meeting of Shareholders.

	Number of Votes For	Number of Votes Withheld
L. Leon Patterson	5,368,492	278,537
Sam B. Phillips, Jr.	5,140,534	506,495
L. Stewart Spinks	5,123,437	523,592
J. David Wasson, Jr.	5,358,092	288,937

The following directors’ term of office continued after the meeting: Paul W. Stringer, W. Fred Davis, Jr., David P. George, Jr., Michael D. Glenn, John T. Gramling, II, John D. Hopkins, Jr., Alfred V. Smith, Ann B. Smith, Edward Keith Snead, III, and Jane S. Sosebee. Subsequently, effective June 30, 2009, Mr. Stringer resigned from the Board of Directors in conjunction with his retirement as President and Chief Operating Officer for Palmetto Bancshares, Inc. and Chairman and Chief Executive Officer of The Palmetto Bank.

Proposal #2 – Repurchase. To amend Palmetto Bancshares, Inc.’s Articles of Incorporation to eliminate the requirement that stock repurchases be approved by our shareholders.

Number of “For” Votes	3,863,805
Number of “Against” Votes	358,583
Number of “Abstain” Votes	1,424,641
Number of “Broker Non-Vote” Votes	—

Proposal #3 – Increase Authorized Common Shares. To amend Palmetto Bancshares, Inc.’s Articles of Incorporation to increase the authorized common stock from 10,000,000 shares to 25,000,000 shares

Number of “For” Votes	5,191,694
Number of “Against” Votes	383,726
Number of “Abstain” Votes	71,609
Number of “Broker Non-Vote” Votes	—

Proposal #4 – Authorized Preferred Shares. To amend Palmetto Bancshares, Inc.’s Articles of Incorporation to authorize up to 1,000,000 shares of blank check preferred stock

Number of “For” Votes	3,419,261
Number of “Against” Votes	660,103
Number of “Abstain” Votes	1,467,061
Number of “Broker Non-Vote” Votes	100,604

Proposal #1 required each director that stood for re-election to receive a plurality of votes cast, and each director exceeded such voting requirements and, therefore, was approved at Annual Shareholders’ Meeting. Proposals #2, #3 and #4 required the affirmative vote of two-thirds of the shares of common stock outstanding on the Record Date. As described by the vote summary presented above, only Proposal #3 exceeded such voting requirements at the Annual Shareholders’ Meeting. Thus, the amendment described in Proposal #3 was approved but those amendments described in Proposals #2 and #4 were not approved.

There were no other matters voted on by the Company’s shareholders at the Annual Shareholders’ Meeting.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 31.1, 31.2, 31.3, and 32 have been filed with the SEC in conjunction with this Quarterly Report on Form 10-Q. Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, 306 East North Street, Greenville, South Carolina 29601.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ L. Leon Patterson
L. Leon Patterson
Chairman and Chief Executive Officer
Palmetto Bancshares, Inc.

/s/ Samuel L. Erwin
Samuel L. Erwin
President and Chief Executive Officer
The Palmetto Bank

/s/ Lauren S. Greer
Lauren S. Greer
Chief Financial Officer
The Palmetto Bank

Date: July 30, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002