Form 10-Q
period 2009-09-30
PALMETTO BANCSHARES INC
filed 2009-11-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common stock, $5.00 par value	6,495,130

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$143,737	$29,305

Total cash and cash equivalents	143,737	29,305
Federal Home Loan Bank (“FHLB”) stock, at cost	6,155	6,566
Investment securities available for sale, at fair value	121,027	125,596
Mortgage loans held for sale	1,634	7,415
Loans, gross	1,080,679	1,158,480
Less: allowance for loan losses	(22,548)	(11,000)

Loans, net	1,058,131	1,147,480
Premises and equipment, net	29,470	26,347
Premises held for sale	—	1,651
Goodwill, net	3,691	3,691
Core deposit intangibles, net	—	34
Accrued interest receivable	4,642	5,466
Other	56,968	18,724

Total assets	$1,425,455	$1,372,275

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$130,401	$134,465
Interest-bearing	1,071,154	937,031

Total deposits	1,201,555	1,071,496
Retail repurchase agreements	20,927	16,357
Commercial paper (Master notes)	25,368	27,955
Other short-term borrowings	—	79,785
Long-term borrowings	82,000	52,000
Accrued interest payable	2,164	1,857
Other	5,175	7,049

Total liabilities	1,337,189	1,256,499

Shareholders’ equity
Common stock - par value $5.00 per share; authorized 10,000,000 shares; issued and outstanding 6,477,630 and 6,446,090 at September 30, 2009 and December 31, 2008, respectively	32,271	32,230
Capital surplus	2,489	2,095
Retained earnings	57,147	87,568
Accumulated other comprehensive loss, net of tax	(3,641)	(6,117)

Total shareholders’ equity	88,266	115,776

Total liabilities and shareholders’ equity	$1,425,455	$1,372,275

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended September 30,
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$96	$43
Dividends paid on FHLB stock	12	96
Interest earned on investment securities available for sale
United States Treasury and federal agencies (taxable)	2	—
State and municipal (nontaxable)	403	449
Collateralized mortgage obligations (taxable)	760	928
Other mortgage-backed (taxable)	230	288
Interest and fees earned on loans	15,543	17,890

Total interest income	17,046	19,694
Interest expense
Interest paid on deposits	5,014	5,586
Interest paid on retail repurchase agreements	16	55
Interest paid on commercial paper	16	88
Interest paid on other short-term borrowings	2	353
Interest paid on long-term borrowings	482	423

Total interest expense	5,530	6,505

Net interest income	11,516	13,189
Provision for loan losses	24,000	687

Net interest income (loss) after provision for loan losses	(12,484)	12,502

Noninterest income
Service charges on deposit accounts, net	2,101	2,135
Fees for trust and investment management and brokerage services	555	744
Mortgage-banking	613	498
Automatic teller machine	379	308
Other	866	905

Total noninterest income	4,514	4,590
Noninterest expense
Salaries and other personnel	6,257	5,910
Occupancy	1,196	824
Furniture and equipment	865	919
Loss on disposition of premises, furniture, and equipment	9	1
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	712	197
Mortgage-servicing rights portfolio amortization and impairment	289	288
Marketing	158	277
Amortization of core deposit intangibles	12	11
Other real estate owned writedowns and expenses	1,470	28
Other	3,001	2,358

Total noninterest expense	13,969	10,813

Net income (loss) before provision (benefit) for income taxes	(21,939)	6,279
Provision (benefit) for income taxes	(7,764)	2,222

Net income (loss)	$(14,175)	$4,057

Common and per share data
Net income (loss) - basic	$(2.20)	$0.63
Net income (loss) - diluted	(2.20)	0.62
Cash dividends	—	0.20
Book value	13.68	18.38
Weighted average common shares outstanding - basic	6,450,090	6,442,090
Weighted average common shares outstanding - diluted	6,450,090	6,529,123

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine month periods ended September 30,
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$134	$98
Dividends paid on FHLB stock	12	239
Interest earned on investment securities available for sale
United States Treasury and federal agencies (taxable)	2	235
State and municipal (nontaxable)	1,242	1,363
Collateralized mortgage obligations (taxable)	2,424	1,994
Other mortgage-backed (taxable)	741	824
Interest and fees earned on loans	45,947	55,183

Total interest income	50,502	59,936
Interest expense
Interest paid on deposits	14,929	18,355
Interest paid on retail repurchase agreements	43	224
Interest paid on commercial paper	45	319
Interest paid on other short-term borrowings	90	862
Interest paid on long-term borrowings	1,233	864

Total interest expense	16,340	20,624

Net interest income	34,162	39,312
Provision for loan losses	56,175	1,862

Net interest income (loss) after provision for loan losses	(22,013)	37,450

Noninterest income
Service charges on deposit accounts, net	6,057	6,429
Fees for trust and investment management and brokerage services	1,665	2,255
Mortgage-banking	2,723	1,567
Automatic teller machine	1,014	926
Investment securities gains	2	1
Other	2,571	3,090

Total noninterest income	14,032	14,268
Noninterest expense
Salaries and other personnel	18,283	18,175
Occupancy	3,267	2,432
Furniture and equipment	2,640	2,848
Loss (gain) on disposition of premises, furniture, and equipment	85	(2)
FDIC deposit insurance assessment	2,538	545
Mortgage-servicing rights portfolio amortization and impairment	1,039	720
Marketing	713	900
Amortization of core deposit intangibles	34	33
Other real estate owned writedowns and expenses	1,544	426
Other	8,470	7,110

Total noninterest expense	38,613	33,187

Net income (loss) before provision (benefit) for income taxes	(46,594)	18,531
Provision (benefit) for income taxes	(16,562)	6,499

Net income (loss)	$(30,032)	$12,032

Common and per share data
Net income (loss) - basic	$(4.66)	$1.87
Net income (loss) - diluted	(4.66)	1.84
Cash dividends	0.06	0.60
Book value	13.68	18.38
Weighted average common shares outstanding - basic	6,449,621	6,436,280
Weighted average common shares outstanding - diluted	6,449,621	6,522,316

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256
Net income				12,032		12,032
Other comprehensive loss, net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $219					(364)
Reclassification adjustment included in net income, net of tax impact of $0					(1)

Net unrealized loss on investment securities available for sale						(365)

Comprehensive income						11,667
Cumulative effect of adoption of new accounting standard Emerging Issues Task Force (“EITF”) No. 06-10				(99)		(99)
Cash dividend declared and paid ($0.60 per share)				(3,863)		(3,863)
Compensation expense related to stock option plan			70			70
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided			78			78
Common stock issued pursuant to stock option plan	20,325	102	224			326

Balance at September 30, 2008	6,442,090	$32,211	$2,036	$87,291	$(3,103)	$118,435

Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776
Net loss				(30,032)		(30,032)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,515					2,477
Reclassification adjustment included in net income, net of tax impact of $1					(1)

Net unrealized gain on investment securities available for sale						2,476

Comprehensive loss						(27,556)
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			48			48
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided			107			107
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	27,540	21	153			174

Balance at September 30, 2009	6,477,630	$32,271	$2,489	$57,147	$(3,641)	$88,266

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	For the nine month periods ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(30,032)	$12,032
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,673	1,470
Amortization of core deposit intangibles	34	33
Amortization of unearned discounts / premiums on investment securities available for sale, net	18	16
Accretion of unearned discounts / premiums on mortgage-backed investment securities available for sale, net	(22)	(18)
Provision for loan losses	56,175	1,862
Gains on sales of mortgage loans held for sale, net	(1,473)	(704)
Loss on sale of premises held for sale	8	—
Writedowns and losses on sales of real estate acquired in settlement of loans	1,443	82
Investment securities gains	(2)	(1)
Originations of mortgage loans held for sale	(126,928)	(60,856)
Proceeds from sale of mortgage loans held for sale	134,182	61,345
Compensation expense related to stock options granted	48	70
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	107	78
(Increase) decrease in interest receivable and other assets, net	(20,885)	758
Increase (decrease) in interest payable and other liabilities, net	1,289	(1,113)

Net cash provided by operating activities	15,635	15,054

INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	4,588	22,089
Purchases of investment securities available for sale	(10,989)	—
Purchases of mortgage-backed investment securities available for sale	(1,494)	(66,536)
Repayments on mortgage-backed investment securities available for sale	16,460	9,260
Purchases of FHLB stock	(1,592)	(5,029)
Redemptions of FHLB stock	2,003	405
Decreases (increases) in loans, net	10,390	(88,653)
Proceeds on sale of real estate acquired in settlement of loans	436	3,202
Proceeds on sale of premises held for sale	1,643	—
Purchases of premises and equipment, net	(4,796)	(3,004)

Net cash used for investing activities	16,649	(128,266)

CASH FLOW FROM FINANCING ACTIVITIES
Decrease in transaction, money market, and savings deposit accounts, net	(39,078)	(51,337)
Increase in time deposit accounts, net	169,137	48,846
Increase in retail repurchase agreements, net	4,570	10,537
(Decrease) increase in commercial paper, net	(2,587)	11,161
(Decrease) increase in other short-term borrowings	(79,785)	29,000
Proceeds from long-term debt	30,000	52,000
Other common stock activity	280	326
Cash dividends paid on common stock	(389)	(3,863)

Net cash provided by financing activities	82,148	96,670

Net increase (decrease) in cash and cash equivalents	114,432	(16,542)
Cash and cash equivalents, beginning of period	29,305	52,232

Cash and cash equivalents, end of period	$143,737	$35,690

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$16,033	$20,878

Income taxes	2,880	6,842

Significant noncash activities
Net unrealized gain (loss) on investment securities available for sale, net of tax	$(2,476)	$365

Loans transferred to real estate acquired in settlement of loans, at fair value	22,784	2,630

Premises reclassified as held for sale, at fair value	—	1,651

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company”, which may be referred to as “we”, “us”, or “our”) is a regional bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the holding company’s subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Palmetto Capital, we provide a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our primary market area of northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been made. Any such adjustments are of a normal and recurring nature, unless otherwise indicated. Assets that we hold in a fiduciary or agency capacity for customers are not included in our Consolidated Financial Statements because those items do not represent our assets. Our accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States of America.

The Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2009 and 2008 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

Subsequent Events

We have evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial Statements.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. As of and since September 30, 2009, we have made no changes to our determination in the Annual Report on Form 10-K for the year ended December 31, 2008 that we had one reportable operating segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, we make estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income (loss) or shareholders’ equity as previously reported.

The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”)

In June 2009, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Changes to the ASC subsequent to June 30, 2009 are referred to as ASU.

In conjunction with the issuance of SFAS No. 168, the FASB also issued its first ASU 2009-1, “Generally Accepted Accounting Principles (Topic 105)–,” which includes SFAS No. 168 in its entirety as a transition to the ASC. ASU 2009-1 will change the referencing system for accounting standards. Certain of the Recently Issued Applicable Accounting Pronouncements summarized below were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification are provided where applicable in addition to the original standard type and number. ASU 2009-1 was effective for the first annual reporting period that begins after ending after September 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.

Recently Issued Applicable Accounting Pronouncements

Following is a summary of recently issued accounting pronouncements applicable to us for which we are evaluating the potential impact to the Company. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our business, financial position, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” (FASB ASC 820, Fair Value Measurements and Disclosures), which delayed the effective date of SFAS No. 157 for nonrecurring, nonfinancial instruments to fiscal years beginning after November 15, 2008. Therefore, these disclosure requirements will be required in our 2009 annual reporting.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FASB ASC 715, Compensation – Retirement Benefits). The Staff Position provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of:

•	How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies,

•	The major categories of plan assets,

•	The inputs and valuation techniques used to measure the fair value of plan assets,

•	The impact of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and

•	Significant concentrations of risk within plan assets.

FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. Therefore, these disclosure requirements will be required in our 2009 annual reporting.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement will be effective for financial statements issued for annual periods ending after January 1, 2010 and interim periods within those fiscal years.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, we will adopt this Statement for interim and annual periods ending after January 1, 2010.

In August 2009, the FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using:

•	the quoted price of an identical liability when traded as an asset,

•	quoted prices for similar liabilities or similar liabilities when traded as assets, or

•	another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.

If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective for us on October 1, 2009. Its adoption had no material impact on our financial position, results of operations, or cash flows.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU allows a company to measure the fair value of an investment that has no readily determinable fair value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” (FASB ASC 220, Comprehensive Income), which establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. In accordance with SFAS No. 130, we elected to disclose changes in comprehensive income in our Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of SFAS No. 158	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2007	$(4,116)	$1,630	$(2,486)	$(252)	$(2,738)
Accumulated other comprehensive loss, before income tax impact	—	—	—	(584)	(585)
Income tax benefit	—	—	—	219	220

Accumulated other comprehensive income (loss), after income tax impact	—	—	—	(365)	(365)

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2008	$(4,116)	$1,630	$(2,486)	$(617)	$(3,103)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income, before income tax impact	—	—	—	3,990	3,469
Income tax expense	—	—	—	(1,514)	(993)

Accumulated other comprehensive income (loss), after income tax impact	—	—	—	2,476	2,476

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2009	$(6,126)	$1,630	$(4,496)	$855	$(3,641)

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FASB ASC 715, Compensation – Retirement Benefits), the market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income annually, if necessary.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag. For the maintenance period ended on October 7, 2009, based on reservable liabilities from August 25, 2009 through September 7, 2009, the Federal Reserve required the Bank to maintain reserves of $9.0 million. After taking into consideration our levels of vault cash, reserves of $130 thousand were required to be maintained at our correspondent transaction settlement bank in addition to $1.0 million that was required to be maintained with the Federal Reserve.

Concentrations and Restrictions

In an effort to manage our associated risks, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans to other financial institutions. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

Approximately $450 thousand, or 0.3%, of the balance of cash and cash equivalents was restricted as of September 30, 2009, as required under our merchant credit card agreement. At December 31, 2008, no cash or cash equivalents were restricted under such agreement.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral may include cash and cash equivalents. Approximately $26.2 million, or 18.2%, of the balance of cash and cash equivalents was pledged to collateralize FHLB advances and letters of credit as of September 30, 2009 of which 100% was utilized as lendable collateral. At December 31, 2008, no cash or cash equivalents were pledged to collateralize FHLB advances and letters of credit.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$10,992	$2	$(1)	$10,993
State and municipal	45,447	2,330	(3)	47,774
Collateralized mortgage obligations	45,480	269	(1,947)	43,802
Other mortgage-backed (federal agencies)	17,730	762	(34)	18,458

Total investment securities available for sale	$119,649	$3,363	$(1,985)	$121,027

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$50,297	$635	$(102)	$50,830
Collateralized mortgage obligations	58,033	23	(3,417)	54,639
Other mortgage-backed (federal agencies)	19,876	270	(19)	20,127

Total investment securities available for sale	$128,206	$928	$(3,538)	$125,596

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. See Note 16 for disclosures regarding the amount and fair value hierarchy classification of investment securities measured at fair value using a third party pricing service and those measured at fair value using broker quotes. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that vendor provide the price for each security in the class. We record the value provided by the third party pricing service / broker in our Consolidated Financial Statements. We have concluded that the fair values for our investment securities available for sale at September 30, 2009 were consistent with the guidance in SFAS No. 157 (FASB ASC 820, Fair Value Measurements and Disclosures).

Other-Than-Temporary Impairment

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$4,995	$1	—	$—	$—	1	$4,995	$1
State and municipal	1	200	3	—	—	—	1	200	3
Collateralized mortgage obligations	1	2,685	5	6	17,754	1,942	7	20,439	1,947
Other mortgage-backed (federal agencies)	7	2,785	34				7	2,785	34

Total investment securities available for sale	10	$10,665	$43	6	$17,754	$1,942	16	$28,419	$1,985

	December 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	12	$5,441	$101	1	$423	$1	13	$5,864	$102
Collateralized mortgage obligations	13	52,603	3,417	—	—	—	13	52,603	3,417
Other mortgage-backed (federal agencies)	4	1,336	15	1	838	4	5	2,174	19

Total investment securities available for sale	29	$59,380	$3,533	2	$1,261	$5	31	$60,641	$3,538

Gross unrealized losses decreased $1.6 million from December 31, 2008 to September 30, 2009, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. The anticipation of the U.S. Treasury’s Public-Private Investment Program (“PPIP”) has caused whole loan collateralized mortgage obligation spreads to tighten and prices to increase. Gross unrealized losses on collateralized mortgage obligations in the twelve months or longer category increased based on our date of purchase.

Management conducts other-than-temporary impairment analysis on a quarterly basis or more often if a potential loss-triggering event occurs. An other-than-temporary impairment related to credit losses is recognized through earnings while an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Based on our other-than-temporary impairment analysis as of September 30, 2009, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired due to credit losses at September 30, 2009.

Fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates and the levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that other-than-temporary impairments may occur in the future particularly in light of the current economic environment.

Ratings

The following table summarizes Moody’s ratings, by segment of the investment securities available for sale, at September 30, 2009. A AAA rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	55%	2%	69%	100%
Aa1	—	10	10	—
Aa2	—	6	—	—
Aa3	—	31	—	—
A1	—	11	—	—
A2	—	6	—	—
A3	—	10	—	—
Baa1	—	14	—	—
Baa2	—	1	—	—
Baa3	—	—	4	—
B3	—	—	6	—
Not rated	45	3	11	—
Withdrawn Rating	—	6	—	—

Total	100%	100%	100%	100%

Forty-five percent of the U.S. Treasury and federal agencies were not rated by Moody’s or Standard and Poor’s ratings at September 30, 2009. There is an implicit AAA rating on U.S. Treasury and federal agency securities.

Of the state and municipal investment securities not rated by Moody’s at September 30, 2009, 100% were rated AA by Standard and Poor’s ratings. Of the state and municipal investment securities with withdrawn ratings by Moody’s at September 30, 2009, 23% were rated AA+, 29% were rated AA, 28% were rated AA-, and 20%, or $562 thousand, were not rated by Standard and Poor’s ratings.

Of the collateralized mortgage obligations not rated by Moody’s at September 30, 2009, 100% of the securities were rated AAA by Standard and Poor’s ratings.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at September 30, 2009 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$13,953	$13,976
Due after one year through five years	26,948	28,268
Due after five year through ten years	14,671	15,588
Due after ten years	867	935
Collateralized mortgage obligations	45,480	43,802
Other mortgage-backed securities (federal agencies)	17,730	18,458

Total investment securities available for sale	$119,649	$121,027

The weighted-average contractual life of investment securities available for sale was 3.9 years at September 30, 2009. Since approximately 51% of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Concentrations

One state and municipal security issuer issued securities totaling 2.6% of total shareholders’ equity at September 30, 2009. Thirteen state and municipal security issuers issued securities with fair values ranging from 1.0 to 1.8% of total shareholders’ equity at September 30, 2009.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.2% to 9.3% of total shareholders’ equity at September 30, 2009.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at September 30, 2009 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Government National Mortgage Association	Total
Other mortgage-backed (federal agencies)	$14,607	$2,395	$1,456	$18,458
As a percentage of shareholders’ equity	16.5%	2.7%	1.7%	20.9%

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2009	2008	2009	2008
Realized gains	$—	$—	$2	$1
Realized losses	—	—	—	—

Net unrealized gains	$—	$—	$2	$1

Pledged

Approximately 61% of the portfolio was pledged to secure public deposits and trust assets at September 30, 2009 as compared with 55% at December 31, 2008. Of the $74.2 million pledged at September 30, 2009, $53.3 million of the portfolio was securing public deposits and trust assets. Of the $69.1 million pledged at December 31, 2008, $47.0 million of the portfolio was securing public deposits and trust assets.

Approximately $31.0 million, or 26%, of the portfolio was pledged to collateralize FHLB advances and letters of credit as of September 30, 2009 of which $27.9 million was utilized as lendable collateral. At December 31, 2008, approximately $41.6 million, or 33%, of the portfolio was pledged to collateralize FHLB advances and letters of credit of which $37.5 million was utilized as lendable collateral.

4.	Loans

Composition

The following table summarizes gross loans, categorized by loan purpose, at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Commercial business	$132,121	12.2%	$154,304	13.3%
Commercial real estate	695,765	64.4	740,420	63.9
Installment	20,926	1.9	23,547	2.0
Installment real estate	81,914	7.6	85,506	7.4
Indirect	37,514	3.5	34,566	3.0
Credit line	1,954	0.2	2,090	0.2
Prime access	66,008	6.1	64,384	5.5
Residential mortgage	28,391	2.6	36,611	3.2
Bankcards	12,586	1.2	12,470	1.1
Business manager	282	—	152	—
Other	1,351	0.1	1,934	0.2
Loans in process	1,403	0.1	2,141	0.2
Deferred loans fees and costs	464	0.1	355	—

Loans, gross	$1,080,679	100.0%	$1,158,480	100.0%

The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$253,471	23.5%	$257,879	22.3%
Farmland	446	—	662	0.1
Single-family residential	208,540	19.3	216,311	18.7
Multifamily residential	32,523	3.0	31,532	2.7
Nonfarm nonresidential	437,694	40.5	493,977	42.6
Commercial and industrial	66,417	6.1	73,609	6.4
Obligations of states and political subdivisions of the U.S.	1,341	0.1	2,602	0.2
General consumer	59,200	5.5	60,626	5.2
Credit line	5,555	0.5	6,215	0.5
Bankcards	12,566	1.2	12,416	1.1
Others	2,926	0.3	2,651	0.2

Loans, gross	$1,080,679	100.0%	$1,158,480	100.0%

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $12.6 million at September 30, 2009 and $26.7 million at December 31, 2008.

Mortgage loans serviced for the benefit of others amounted to $426.8 million and $377.3 million at September 30, 2009 and December 31, 2008, respectively, and are not included in our Consolidated Balance Sheets.

Pledged

Approximately $347.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at September 30, 2009, of which $135.2 million was available as lendable collateral. Of the $379.4 million of gross loans pledged at December 31, 2008, $159.1 million was available as lendable collateral.

During the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. As of September 30, 2009, our borrowing capacity at the Federal Reserve was secured by a blanket lien on a portion of our commercial and consumer loan portfolios. Of $109.6 million in gross loans pledged at September 30, 2009, $71.2 million was available as lendable collateral. We had no outstanding borrowings from the Federal Reserve at September 30, 2009.

On October 19, 2009, the Federal Reserve implemented its planned changes to the collateral margins for discount window borrowings, which may reduce the amount of our borrowing capacity.

Concentrations

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$253,471	23.5%	245.3%
Multifamily residential	32,523	3.0	31.5
Nonfarm nonresidential	437,694	40.5	423.5

Total loans secured by commercial real estate	$723,688	67.0%	700.3%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$35,583	3.3%	34.4%
Land development - commercial	9,100	0.8	8.8
Land development - residential	126,938	11.8	122.8
Commercial construction:
Hotel / motel	18,494	1.7	17.9
Retail	6,879	0.6	6.7
Office	246	—	0.2
Multifamily	12,405	1.2	12.0
Industrial and warehouse	7,006	0.7	6.8
Healthcare	5,037	0.5	4.9
Miscellaneous commercial	13,441	1.2	13.0

Total development commercial real estate loans	235,129	21.8	227.5
Existing and other commercial real estate loans
Secured by:
Hotel / motel	91,227	8.4	88.3
Retail	29,356	2.7	28.4
Office	36,885	3.4	35.7
Multifamily	32,523	3.0	31.5
Industrial and warehouse	15,617	1.5	15.1
Healthcare	16,863	1.6	16.3
Miscellaneous commercial	124,174	11.5	120.2
Residential construction - speculative	8,448	0.8	8.2

Total existing and other commercial real estate loans	355,093	32.9	343.7
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	123,572	11.4	119.6
Commercial construction - owner occupied	2,733	0.2	2.6
Residential construction - contract	7,161	0.7	6.9

Total commercial real estate owner occupied and residential loans	133,466	12.3	129.1

Total loans secured by commercial real estate	$723,688	67.0%	700.3%

Lending Practices. We do not generally originate loans in excess of 100% of collateral value, offer loan payment arrangements resulting in negative amortization, engage in lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), nor do we offer loan payment arrangements with minimum payments that are less than accrued interest.

Asset Quality

Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Nonaccrual loans	$92,532	$95,549	$56,115	$42,968
Loans past due 90 days and still accruing (1)	—	137	226	206

	$92,532	$95,686	$56,341	$43,174

(1)	Substantially all of these loans are bankcard loans

The following table summarizes the gross interest income that would have been reported for the periods indicated had loans classified as nonaccrual at each of these dates performed in accordance with their original terms as well as the amount of total interest collected for the periods indicated relative to loans classified as nonaccrual at each of these dates (in thousands).

	For the three month period ended September 30, 2009	For the nine month period ended September 30, 2009
Foregone interest	$1,469	$3,358
Interest collected	$27	$84

Troubled Debt Restructurings. At September 30, 2009 and December 31, 2008, the principal balance of troubled debt restructurings totaled $12.2 million and $1.2 million, respectively.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$21,965	$7,645	$11,000	$7,418
Provision for loan losses	24,000	687	56,175	1,862
Loan charge-offs	(23,651)	(542)	(44,952)	(1,560)
Loan recoveries	234	33	325	103

Net loans charged-off	(23,417)	(509)	(44,627)	(1,457)

Allowance for loan losses, end of period	$22,548	$7,823	$22,548	$7,823

Impaired Loans. The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	September 30, 2009	December 31, 2008
Impaired loans, end of period	$88,469	$37,468
Impaired loans subject to allowance for loan losses allocation, end of period	14,147	21,413
Specific allowance for loan losses allocation on impaired loans, end of period	3,753	4,453
Average impaired loans, year-to-date period (1)	67,629	22,568

(1)	Average impaired loans calculated using a simple average

5.	Premises and Equipment, Net

The following table summarizes net premises and equipment balances at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Land	$6,534	$6,530
Buildings	19,904	19,668
Leasehold improvements	5,100	2,884
Furniture and equipment	20,830	19,412
Software	3,705	3,495
Bank automobiles	949	941

Premises and equipment, gross	57,022	52,930
Accumulated depreciation	(27,552)	(26,583)

Premises and equipment, net	$29,470	$26,347

Our relocation of our corporate headquarters to downtown Greenville, South Carolina during March 2009 impacted leasehold improvements and furniture and equipment balances. Both the previous and the new East North Street locations were leased.

During 2008, we purchased property at the intersection of West Wade Hampton Boulevard and Middleton Way in Greenville County on which to construct and relocate the existing Greer banking office. The opening occurred in April 2009. During the nine month period ended September 30, 2009, this relocation impacted building, leasehold improvement, and furniture and equipment balances.

Premises Held for Sale

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one-year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair value less the estimated costs to sell. At December 31, 2008, two parcels of land with a book value approximating $1.7 million were classified as held for sale and under contract for sale. These parcels were sold during the first quarter of 2009 at the carrying amount in conjunction with the relocation of our corporate headquarters.

6.	Goodwill, net and Core Deposit Intangibles, net

All of our goodwill resulted from past business combinations. We perform annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment existed as of those dates. Due to the continuing significant negative economic environment and our year-to-date net loss we reperformed this testing at September 30, 2009. This testing concluded that no impairment existed as of that date.

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets with finite lives at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Core deposit intangibles, gross	$1,779	$1,779
Less: accumulated amortization	(1,779)	(1,745)

Core deposit intangibles, net	$—	$34

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $426.8 million and $377.3 million at September 30, 2009 and December 31, 2008, respectively. The book value of mortgage-servicing rights at September 30, 2009 and December 31, 2008 was $3.1 million and $2.9 million, respectively. Mortgage-servicing rights are included within the Other assets financial statement line item of the Consolidated Balance Sheets. The fair value of mortgage-servicing rights at September 30, 2009 and December 31, 2008 was $3.7 million and $3.2 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2009	2008	2009	2008
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$3,065	$3,002	$2,932	$2,949
Capitalized mortgage-servicing rights	343	201	1,226	686
Mortgage-servicing rights portfolio amortization	(288)	(289)	(1,030)	(720)
Change in mortgage-servicing rights portfolio valuation allowance	(2)	1	(10)	—

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$3,118	$2,915	$3,118	$2,915

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2009	2008	2009	2008
Valuation allowance, beginning of period	$38	$11	$30	$10
Additions charged to and (reductions credited from) operations	2	(1)	10	—

Valuation allowance, end of period	$40	$10	$40	$10

Mortgage-Banking Income

The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2009	2008	2009	2008
Mortgage-servicing fees	$246	$228	$733	$666
Gain on sale of mortgage loans held for sale	398	214	1,473	704
Forward sales commitment income (loss)	(252)	—	(7)	—
Derivative loan commitment income	136	—	231	—
Other mortgage-banking income	85	56	293	197

Total mortgage-banking income	$613	$498	$2,723	$1,567

8.	Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate and personal property acquired in settlement of loans, which are included within the Other assets financial statement line item of the Consolidated Balance Sheets, at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Real estate acquired in settlement of loans	$27,624	$6,719
Repossessed automobiles acquired in settlement of loans	141	564

Total property acquired in settlement of loans	$27,765	$7,283

Real Estate Acquired in Settlement of Loans Activity

The following table summarizes the changes in our real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2009	2008	2009	2008
Real estate acquired in settlement of loans, beginning of period	$17,400	$8,332	$6,719	$7,743
Add: New real estate acquired in settlement of loans at fair value	11,797	1,841	22,784	2,630
Less: Sales of real estate acquired in settlement of loans	(172)	(3,071)	(436)	(3,202)
Less: Provision charged to expense	(1,401)	(13)	(1,443)	(82)

Real estate acquired in settlement of loans, end of period	$27,624	$7,089	$27,624	$7,089

9.	Deposits

Composition

The following table summarizes traditional deposit composition at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Transaction deposit accounts	$154,262	$165,088
Money market deposit accounts	393,211	427,437
Savings deposit accounts	42,598	36,624
Time deposit accounts $100,000 and greater	264,270	180,083
Time deposit accounts less than $100,000	347,214	262,264

Total traditional deposit accounts	$1,201,555	$1,071,496

At September 30, 2009, $802 thousand of overdrawn transaction accounts were reclassified to loans compared with $1.2 million at December 31, 2008.

Interest Expense

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2009	2008	2009	2008
Transaction deposit accounts	$5	$58	$60	$333
Money market deposit accounts	219	1,396	857	5,590
Savings deposit accounts	35	35	101	97
Time deposit accounts	4,755	4,097	13,911	12,335

Total interest expense on traditional deposit accounts	$5,014	$5,586	$14,929	$18,355

10.	Borrowings

FHLB Borrowings

As disclosed in Notes 2, 3, and 4, we pledge cash and cash equivalents, investment securities and loans to collateralize FHLB advances and letters of credit. In order to compute lendable collateral amounts, the market value of pledged securities and loans balances is reduced by a 10% collateral discount factor. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. As of December 31, 2008, our collateral maintenance factor from the FHLB was 100%. As of September 30, 2009, our FHLB collateral maintenance factor was 125%, thereby reducing our available lendable collateral to service against FHLB advances and letters of credit. The $26.2 million in cash and cash equivalents pledged as collateral is not subject to the 125% collateralization maintenance level. Our ability to borrow from the FHLB may be further restricted based on the FHLB’s quarterly determination of our risk rating.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$135,191	$159,060
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	27,892	37,481
Available lendable cash collateral value to serve against FHLB advances and letters of credit	26,225	—
Advances and letters of credit
Short-term advances	$—	$(44,000)
Long-term advances	(82,000)	(52,000)
Letters of credit	(69,000)	(69,000)
Available lendable collateral value to serve against FHLB advances and letters of credit	$7,115	$31,541

The following table summarizes long-term FHLB borrowings at September 30, 2009 (dollars in thousands). Our long-term FHLB advances do not have embedded call options.

						Total
Borrowing balance	$5,000	$12,000	$30,000	$30,000	$5,000	$82,000
Interest rate	2.57%	2.75%	1.34%	2.89%	3.61%	2.33%
Maturity date	3/8/2010	4/2/2010	1/18/2011	3/7/2011	4/2/2013

The increase in long-term FHLB borrowings during the first nine months of 2009 was due to the $30 million borrowing from the FHLB that matures on January 18, 2011 at a fixed rate of 1.34%.

Federal Reserve Discount Window

As disclosed in Note 4, during the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. Of $109.6 million in gross loans pledged at September 30, 2009, $71.2 million was available as lendable collateral. We had no outstanding borrowings from the Federal Reserve at September 30, 2009. Because we are no longer considered “well-capitalized,” our ability to borrow funds from the Discount Window could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowings.

On October 19, 2009, the Federal Reserve implemented its planned changes to the collateral margins for discount window borrowings, which may reduce the amount of our borrowing capacity.

Federal Funds Accommodations

In addition to the FHLB and Federal Reserve borrowing capacities summarized above, at September 30, 2009, we had access to federal funds accommodations from correspondent banks. The following table summarizes the federal funds funding utilization and availability at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Authorized federal funds funding accomodations	$40,000	$67,500
Utilized federal funds funding accomodations	—	(35,785)

Available federal funds funding accomodations	$40,000	$31,715

These federal funds funding sources from correspondent banks may be canceled at any time at the correspondent banks’ discretion.

11.	Employee Benefit Plans

401(k) Plan

During the three month periods ended September 30, 2009 and 2008, matching contributions made in conjunction with our employee 401(k) plan totaled $105 thousand and $87 thousand, respectively. During the nine month periods ended September 30, 2009 and 2008, matching contributions totaled $308 thousand and $260 thousand, respectively.

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

The defined benefit pension plan is accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (FASB ASC 960, Plan Accounting – Defined Benefit Pension Plans), and SFAS No. 158 (FASB ASC 715, Compensation – Retirement Benefits). We conformed our pension asset and pension and postretirement liabilities to SFAS No. 158.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the fair value of plan assets totaled $10.8 million. At September 30, 2009, the fair value of plan assets totaled $13.1 million.

The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset liability ratio of less than 80% with additional burdens imposed if the asset liability ratio fell below 60%. Due primarily to declining asset values, our plan was 66% funded at January 1, 2009. In order to eliminate the burdens resulting from this funding status, we contributed approximately $1.7 million to the defined benefit pension plan relative to 2008 and $104 thousand relative to 2009 on June 30, 2009. These contributions increased our asset liability ratio above the 80% threshold.

12.	Equity Based Compensation

Stock Option Plan

As of January 2007, all of the stock option awards available for grant under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan had been granted with various expiration dates through December 31, 2016. Of these, 165,330 stock option awards remained outstanding at September 30, 2009 with exercise prices ranging from $13.00 to $30.40. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

The compensation cost that was charged against pretax net income (loss) for previously granted stock option awards that vested during the three month periods ended September 30, 2009 and 2008 was $16 thousand and $23 thousand, respectively. During the nine month periods ended September 30, 2009 and 2008, such compensation expense was $48 thousand and $70 thousand, respectively.

At September 30, 2009, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the stock option plan but not yet recognized was $47 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

The following table summarizes stock option activity for the 1997 Stock Compensation Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2007	198,155	$20.29
Exercised	(20,325)	16.03

Outstanding at September 30, 2008	177,830	$20.78

Outstanding at December 31, 2008	169,330	$20.98
Exercised	(4,000)	26.60

Outstanding at September 30, 2009	165,330	$20.84

Cash received from stock option exercises under the stock option plan during the first nine months of 2009 and 2008 was $106 thousand and $326 thousand, respectively. The total intrinsic value of stock options exercised during the nine month period ended September 30, 2009 was $62 thousand. There were no stock options exercised during the three month period ended September 30, 2009. The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2008 was $0 and $517 thousand, respectively.

The following table summarizes information regarding stock option awards outstanding and exercisable at September 30, 2009.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable	Weighted- average exercise price
$13.00	to	$13.50	25,920	0.55	$13.15	25,920	$13.15
15.00	to	20.00	54,410	2.65	17.02	54,410	17.02
23.30	to	26.60	51,200	4.61	24.47	44,600	24.16
27.30	to	30.40	33,800	6.27	27.37	19,320	27.35

Total			165,330	3.67	20.84	144,250	19.92

We determined the fair value of our common stock based on the average of the last five trades reported through our Private Trading System. The intrinsic value of “in-the-money” stock options outstanding and exercisable at September 30, 2009 was $496 thousand.

Restricted Stock Plan

The first awards were granted under the 2008 Restricted Stock Plan during the nine month period ended September 30, 2009. The following table summarizes restricted stock activity at the dates and for the period indicated.

Outstanding at December 31, 2008	—
Granted	37,540
Vested	—
Forfeited	(10,000)

Outstanding at September 30, 2009	27,540

The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The weighted average grant date fair value of the awards granted during the first nine months of 2009 was $42 per share award. Expense equal to the total value of such stock award grants is recognized ratably over the 5 year vesting period of the stock award grants. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. The awards granted in January 2009 resulted in an expense of $58 thousand and $174 thousand for the three and nine month periods ended September 30, 2009, respectively, taking into account the forfeitures of nonvested share awards. At September 30, 2009, based on restricted stock awards outstanding at that time, the total pretax compensation cost related to nonvested restricted stock awards granted under the restricted stock plan but not yet recognized was $1.0 million. This cost is expected to be recognized over the remaining 4.25 year vesting period. At September 30, 2009, there was no intrinsic value associated with the restricted stock as the fair value did not exceed the fair value on the date of grant. At September 30, 2009, 222,460 shares were available for issuance under the plan. Subsequent to September 30, 2009, 17,500 restricted stock awards were granted with a 5 year vesting period.

13.	Average Share Information

The following table summarizes our reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	6,450,090	6,442,090	6,449,621	6,436,280
Dilutive impact resulting from potential common share issuances	—	87,033	—	86,036

Weighted average common shares outstanding - diluted	6,450,090	6,529,123	6,449,621	6,522,316

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. For the three and nine month periods ended September 30, 2009, options to purchase additional shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive impact. Also excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2009 because of their antidilutive impact were shares of common stock related to restricted stock granted. In accordance with SFAS No. 128, “Earnings per Share,” (FASB ASC 260, Earnings Per Share), including potential common shares in the denominator of the diluted per-share computation for continuing operations results in an antidilutive per-share amount when an entity has a loss from continuing operations. As such, no potential common shares were included in the computation of the diluted per-share amount for the three and nine month period ended September 30, 2009.

14.	Commitments, Guarantees, and Other Contingencies

Unused Lending Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

Our exposure to credit loss is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

The following table summarizes the contractual amounts of our unused lending commitments relating to extension of credit with off-balance sheet risk at September 30, 2009 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$53,425
Bankcard lines	46,308
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	2,998
Commercial real estate, other construction loan, and land development loan commitments	21,526
Other	42,003

Total commitments to extend credit	$166,260

Commitments to fund “other” loans are comprised primarily of overdraft protection lines and lines related to commercial and industrial loans.

Loan Participations

With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to our duties to the participating banks.

Derivatives

See Note 15 for disclosures regarding our derivative financial instruments.

Guarantees

Standby letters of credit are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. We generally hold collateral supporting these commitments if deemed necessary. At September 30, 2009, no liability was recorded for our obligation to perform as a guarantor under letters of credit. The maximum potential amount of undiscounted future payments related to letters of credit at September 30, 2009 was $4.8 million compared with $8.6 million at December 31, 2008. We do not believe that the current fair value of such guarantees was material at September 30, 2009.

Capital Expenditure Obligations

Capital expenditure obligations relative to our relocated Greer banking office and corporate headquarters did not change materially from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008. All such remaining obligations have been materially satisfied during the nine month period ended September 30, 2009.

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

The lease for our Greer banking office expired in June 2009.

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

15.	Derivative Financial Instruments and Hedging Activities

SFAS No. 133 (FASB ASC 815, Derivatives and Hedging), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

We originate certain residential loans with the intention of selling these loans. Between the time that we enter into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, we are subject to variability in market prices related to these commitments. We also enter into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheet at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within the Mortgage-Banking financial statement line item of the Consolidated Statements of Income (Loss). Commitments to originate conforming loans totaled $10.6 million at September 30, 2009. At September 30, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheet, totaling approximately $231 thousand, and no negative fair values, resulting in net derivative loan commitment income totaling approximately $231 thousand for the nine month period ended September 30, 2009.

Forward sales commitments totaled $24.0 million at September 30, 2009. At September 30, 2009, forward sales commitments had negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheet, totaling approximately $7 thousand, and no positive fair values, resulting in forward sales commitment loss totaling approximately $7 thousand for the nine month period ended September 30, 2009.

At December 31, 2008, the fair value of our derivative assets related to derivative loan commitments and forward loan sales commitments was not material.

16.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for the categories of assets and liabilities measured at fair value on a recurring basis added during the nine month period ended September 30, 2009.

Derivative Assets and Liabilities. We measure the fair value of our derivatives using internal valuation models that use primarily market observable inputs. As such, our derivatives are classified as Level 2.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$—	$77,225	$43,802	$121,027
Derivative assets	—	231	—	231

Total	$—	$77,456	$43,802	$121,258

Derivative liabilities	$—	$7	$—	$7

The following table summarizes the detail of investment securities available for sale fair value measurements from brokers or third party pricing services by level at September 30, 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$43,802	$43,802

Third party pricing services		77,225	—	77,225

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis at the dates and for the period indicated (in thousands).

Investment securities available for sale
Balance, December 31, 2008	$54,639
Total unrealized gain included in:
Net income	—
Accumulated other comprehensive income	1,716
Purchases, sales, issuances, and settlements, net	(12,553)
Transfers in and (out) of level three	—

Balance, September 30, 2009	$43,802

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for the categories of assets and liabilities measured at fair value on a nonrecurring basis added during the nine month period ended September 30, 2009.

Mortgage Loans Held for Sale. Mortgage loans held for sale are measured at the lower of aggregate cost or fair value. If available, fair value is measured by the price that secondary market investors are offering for loans with similar characteristics. If quoted market prices are not available, we may consider outstanding investor commitments, discounted cash flow analyses with market assumptions, or the fair value of the collateral if the loan is collateral dependent. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3 within the valuation hierarchy.

Loans. Impaired loans are evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from the requirements of SFAS No. 157 (FASB ASC 820, Fair Value Measurements and Disclosure). Impaired loans measured by applying the practical expedient are included in the requirements. Under the practical expedient, we measure the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Goodwill. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subjected to nonrecurring fair value adjustments are classified as Level 3.

Real Estate and Personal Property Acquired in Settlement of Loans. Real estate and personal property acquired in settlement of loans is adjusted to fair value less estimated costs to sell upon transfer of a loan to the real estate and personal property acquired in settlement of loans portfolio. Subsequently, such property is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. However, management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy. Absent such adjustments, such measurements are classified as Level 2 within the valuation hierarchy.

For assets measured at fair value on a nonrecurring basis during the nine month period ended September 30, 2009 that were still held at quarter end, the following table summarizes the level of the valuation hierarchy used to determine each adjustment and the carrying value of the related individual assets or portfolios (in thousands).

	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$—	$—	$1,634	$1,634
Loans	—	—	84,716	84,716
Goodwill	—	—	3,691	3,691
Real estate and personal property acquired in settlement of loans	—	27,765	—	27,765

SFAS No. 107 (FASB ASC 825, Financial Instruments) Disclosures

The following table summarizes fair value estimates as of September 30, 2009 for financial instruments, as defined by SFAS No. 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at September 30, 2009 (in thousands).

In accordance with SFAS No. 107, the Company has not included assets and liabilities that are not financial instruments in its disclosure, such as the value of the long-term relationships with the Company’s deposit, credit card and trust customers, amortized mortgage-servicing rights, net premises and equipment, net goodwill, net core deposit intangibles, deferred taxes and other assets and liabilities. Additionally, the amounts in the table have not been updated since the date indicated, therefore the valuations may have changed since that point in time. For these reasons, the total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

	Carrying amount	Fair value
Financial assets
Loans, net	$1,058,131	$1,007,032

Financial liabilities
Total deposits	$1,201,555	$1,195,690
Long-term borrowings	82,000	80,707

17.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). Although our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the “well-capitalized” regulatory minimum threshold of 5% and 6%, respectively, at September 30, 2009, our total risk-based capital ratio was below the “well-capitalized” regulatory minimum threshold of 10%. Therefore we are classified in the “adequately capitalized” category at September 30, 2009. As a result, although we had none at or since December 31, 2008, we may not accept brokered deposits unless a waiver has been granted by the FDIC. Additionally, we are restricted from offering an effective yield of more than 75 basis points over the prevailing yields on insured deposits of comparable maturity, and the payment of a dividend on our common stock requires prior notification and non-objection from the FDIC.

Since September 30, 2009, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be “well capitalized” under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2009
Total capital to risk-weighted assets
Company	$101,978	8.76%	$93,095	8.00%	n/a	n/a	%
Bank	101,809	8.74	93,210	8.00	$116,513	10.00
Tier 1 capital to risk-weighted assets
Company	87,333	7.50	46,548	4.00	n/a	n/a
Bank	87,146	7.48	46,605	4.00	69,908	6.00
Tier 1 leverage ratio
Company	87,333	5.99	58,365	4.00	n/a	n/a
Bank	87,146	5.96	58,466	4.00	73,082	5.00
At December 31, 2008
Total capital to risk-weighted assets
Company	$128,876	10.44%	$98,750	8.00%	n/a	n/a	%
Bank	128,872	10.44	98,750	8.00	$123,437	10.00
Tier 1 capital to risk-weighted assets
Company	117,876	9.55	49,375	4.00	n/a	n/a
Bank	117,872	9.55	49,375	4.00	74,062	6.00
Tier 1 leverage ratio
Company	117,876	8.70	54,220	4.00	n/a	n/a
Bank	117,872	8.69	54,240	4.00	67,800	5.00

18.	Income Taxes

Deferred tax assets represent the future tax benefit of deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of September 30, 2009, management believed that all of our net deferred income tax assets will be realizable based on available net operating loss carrybacks refundable from income taxes previously paid, currently available income tax strategies and projected future taxable income. Prior to June 30, 2009, we had no history of operating losses. As a result, no valuation allowance was recorded at September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors impacting our financial condition as of September 30, 2009 and results of operations and cash flows for the three and nine month periods ended September 30, 2009. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on many factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate” as well as similar expressions are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

•

Reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors,

•	Reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses,

•	Our efforts to raise capital or otherwise increase our regulatory capital ratios,

•	The impacts of our efforts to raise capital on our financial position, liquidity, capital, and profitability,

•	Our ability to retain our existing customers, including our deposit relationships,

•	The rates of historical loan growth and the lack of seasoning of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and / or the legislative or regulatory environment,

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

•

Our reliance on available secondary funding sources such as FHLB advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed from time to time in our filings with the SEC.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements whether as a result of new information, future events, or otherwise.

FASB Codification Discussion

We follow accounting standards set by the FASB. The FASB sets GAAP that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses, American Institute of Certified Public Accountants (“AICPA”) Statements of Position, etc. The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the Codification or ASC. The Codification does not change how we account for transactions or the nature of related disclosures made. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

Selected Financial Data

(Dollars in thousands, except per share data) (unaudited)

	At and for the three month periods ended					At and for the nine month periods ended September 30,
	September 30, 2009		June 30, 2009	March 31, 2009	September 30, 2008	2009	2008
STATEMENTS OF INCOME (LOSS)
Interest income	$17,046		$15,890	$17,566	$19,694	$50,502	$59,936
Interest expense	5,530		5,622	5,188	6,505	16,340	20,624

Net interest income	11,516		10,268	12,378	13,189	34,162	39,312
Provision for loan losses	24,000		30,000	2,175	687	56,175	1,862

Net interest income (loss) after provision for loan losses	(12,484)		(19,732)	10,203	12,502	(22,013)	37,450
Noninterest income	4,514		5,087	4,431	4,590	14,032	14,268
Noninterest expense	13,969		13,127	11,517	10,813	38,613	33,187

Net income (loss) before provision (benefit) for income taxes	(21,939)		(27,772)	3,117	6,279	(46,594)	18,531
Provision (benefit) for income taxes	(7,764)		(9,921)	1,123	2,222	(16,562)	6,499

Net income (loss)	$(14,175)		$(17,851)	$1,994	$4,057	$(30,032)	$12,032

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$(2.20)		$(2.77)	$0.31	$0.63	$(4.66)	$1.87
Diluted	(2.20)		(2.77)	0.31	0.62	(4.66)	1.84
Cash dividends per common share	—		—	0.06	0.20	0.06	0.60
Book value per common share	13.68		15.52	18.12	18.38	13.68	18.38
Outstanding common shares	6,477,630		6,477,630	6,487,630	6,442,090	6,477,630	6,442,090
Weighted average common shares outstanding - basic	6,450,090		6,450,090	6,448,668	6,442,090	6,449,621	6,436,280
Weighted average common shares outstanding - diluted	6,450,090		6,450,090	6,529,972	6,529,123	6,449,621	6,522,316
Dividend payout ratio	n/a	%	n/a %	19.51%	31.72%	(1.30)%	32.11%

PERIOD-END BALANCES
Assets	$1,425,455		$1,465,529	$1,403,570	$1,354,210	$1,425,455	$1,354,210
Investment securities available for sale, at fair value	121,027		113,347	117,961	130,321	121,027	130,321
Total loans	1,082,313		1,138,832	1,167,924	1,134,556	1,082,313	1,134,556
Deposits (including traditional and nontraditional)	1,247,850		1,275,744	1,212,681	1,116,416	1,247,850	1,116,416
Other short-term borrowings	—		—	15,403	59,000	—	59,000
Long-term borrowings	82,000		82,000	52,000	52,000	82,000	52,000
Shareholders’ equity	88,266		100,088	117,550	118,435	88,266	118,435

AVERAGE BALANCES
Assets	$1,462,846		$1,441,610	$1,387,349	$1,347,231	$1,429,810	$1,309,466
Interest-earning assets	1,385,232		1,378,059	1,315,765	1,276,396	1,359,940	1,236,903
Investment securities available for sale, at fair value	115,377		117,532	123,511	132,071	118,777	122,152
Total loans	1,126,812		1,162,453	1,164,661	1,125,476	1,151,170	1,099,236
Deposits (including traditional and nontraditional)	1,270,659		1,255,243	1,154,179	1,106,808	1,227,120	1,102,006
Other short-term borrowings	1,386		6,605	54,437	62,907	20,615	45,876
Long-term borrowings	82,000		53,647	52,000	52,000	62,659	37,861
Shareholders’ equity	102,298		118,922	117,894	117,134	112,981	115,114

PERFORMANCE RATIOS
Return on average assets	(3.84	) %	(4.97)%	0.58%	1.20%	(2.81)%	1.23%
Return on average shareholders’ equity	(54.97)		(60.21)	6.86	13.78	(35.54)	13.96
Net interest margin	3.30		2.99	3.81	4.11	3.36	4.25

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	6.99%		8.25%	8.50%	8.69%	7.90%	8.79%
Shareholders’ equity as a percentage of assets, at period end	6.19		6.83	8.38	8.75	6.19	8.75
Tier 1 risk-based capital	7.50		8.46	9.74	10.37	7.50	10.37
Total risk-based capital	8.76		9.71	10.77	9.73	8.76	9.73
Tier 1 leverage ratio	5.99		7.17	8.67	8.74	5.99	8.74

ASSET QUALITY INFORMATION
Allowance for loan losses	$22,548		$21,965	$12,606	$7,823	$22,548	$7,823
Nonaccrual loans	92,532		95,549	56,115	21,468	92,532	21,468
Nonperforming assets	120,297		113,413	63,648	29,020	120,297	29,020
Net loans charged-off	23,417		20,641	569	509	44,627	1,457
Allowance for loan losses as a percentage of gross loans	2.09%		1.95%	1.09%	0.69%	2.09%	0.69%
Nonaccrual loans as a percentage of gross loans and foreclosed assets	8.35		8.35	4.82	1.89	8.35	1.89
Nonperforming assets as a percentage of assets	8.44		7.74	4.53	2.14	8.44	2.14
Net loans charged-off as a percentage of average gross loans	8.28		7.18	0.20	0.18	5.22	0.18

Management’s Overview

For the third quarter of 2009, we reported a net loss of $14.2 million driven primarily by a provision for loan losses of $24 million to address deterioration in our loan portfolio and related collateral values during the quarter. This compared to a net loss of $17.9 million in the second quarter of 2009 and net income of $2.0 million for the first quarter of 2009.

The national and local economy and the banking industry continue to deal with one of the most pronounced recessions in decades. Unemployment in South Carolina has continued to rise and is higher than the national average, and residential and commercial real estate projects are depressed with continuing deterioration in values. As a result, the impact in our geographic area and to individual borrowers has been severe and has continued to date through 2009.

The credit costs for banks associated with this recession are significant. Beginning in the fourth quarter of 2008 and continuing into 2009, we recognized that construction, acquisition and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. During 2009, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects continued to demonstrate stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration continued to manifest itself in our borrowers in several ways: the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), cash flows from the borrowers themselves and guarantors were under pressure given illiquid personal balance sheets and drainage by investing additional personal capital in the projects, and fair values of real estate related assets declining, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The result of the above was a significant increase in the level of nonperforming assets for the second and third quarters of 2009. In addition, many of these loans are collateral dependent real estate loans for which we are required to writedown the loans to fair value less estimated costs to sell with the fair values determined primarily based on third party appraisals. During the second and third quarters of 2009, appraised values decreased significantly even in comparison to appraisals received within the past twelve to thirty-six months. As a result, our evaluation of our loan portfolio and allowance for loan losses at September 30, 2009 resulted in net charge-offs of $23.4 million and a provision for loan losses of $24 million during the third quarter 2009, and $20.6 million in net charge-offs and a provision for loan losses of $30 million during the second quarter 2009.

Strategic Project Plan

In response to the current economic environment and our negative financial results during the second and third quarter of 2009, the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) in June 2009 to address the issues related to credit quality, liquidity, earnings and capital. Execution of the Plan is being overseen by a special committee of the Board of Directors, and we have engaged external expertise to assist with its implementation. We believe the actions we are taking are positioning us to manage through these challenging times and begin the road to recovery.

Since June and for the remainder of 2009, we have been, and continue to be, keenly focused on executing the Plan, which is summarized below (with additional details provided throughout the remainder of this Quarterly Report on Form 10-Q). No one yet can predict the length and severity of this recession. However, it is our expectation that our hard work, along with eventual improvement in the economy and the real estate markets, will help our borrowers and us weather this storm and start our road to recovery and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio which began in 2008 and accelerated during 2009, to assist with the identification and quantification of potential losses, in May and June 2009 we performed an expanded internal loan review of our nonconsumer loan portfolio that covered approximately 70% of these loans. In July and August 2009 an independent loan review firm also reviewed approximately 35% of our nonconsumer loan portfolio. For problem loans identified, we prepared written workout plans that are borrower specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral.

We have also increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations. In addition, we have reevaluated our lending policies and procedures and Credit Administration function and implemented significant enhancements. Among other changes, we have reorganized our Credit Administration function, hired additional resources, and reorganized our line of business lending roles and responsibilities including separate designation of a commercial lending line of business with more direct oversight and clearer accountability. Lastly, during the first nine months of 2009 we have charged off loan balances totaling $44.6 million, approximately $39 million of which were related to loans evaluated individually for impairment primarily concentrated within acquisition, construction and development real estate loans.

Liquidity. In June, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things, proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general, obtaining additional sources of available financing from the FHLB and Federal Reserve Discount Window, and monitoring our correspondent bank lines of credit. In addition, we have not reinvested a portion of the cash received primarily from loan and security repayments, but rather have maintained this cash on deposit at the Federal Reserve which totaled $94.5 million at September 30, 2009. These measures resulted in an overall improved liquidity position at September 30, 2009 when compared with that of December 31, 2008. Although maintaining this liquidity position has reduced our interest income since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets, we expect to maintain this liquidity position for the foreseeable future.

Capital. At September 30, 2009, our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the “well-capitalized” regulatory minimum threshold of 5% and 6%, respectively. Our total risk-based capital ratio, however, was 8.76%, which is below the “well-capitalized” regulatory minimum threshold of 10%. To preserve our capital we did not pay a dividend on our common stock during the second or third quarters of 2009. As another means of preserving capital, we have reduced our loan portfolio by $77.8 million since December 31, 2008. To raise additional capital, we are executing a capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes at the Bank. Currently, our plan is to raise additional capital in the next one to three quarters.

Earnings. We have developed an earnings plan that is focused on improvement through a combination of revenue enhancements and expense reductions. With respect to revenue enhancements, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria and are evaluating other noninterest sources of income. Regarding expense reductions, in light of the current low interest rate environment we have reduced the interest rates paid on our deposits. As a result of the above and other actions taken, our net interest margin increased to 3.30% for the third quarter 2009 compared to 2.99% for the second quarter 2009. In addition, we have identified over $2.3 million of specific noninterest expense reductions to be realized over the next twelve months and are continuing to review other expense areas for additional reductions. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

Summary

In summary, during the third quarter of 2009, we continued to be impacted by the negative financial conditions of our borrowers and the economy in general, but we believe that we have made substantial progress in identifying and quantifying the impact of the economic environment on our loan portfolio and overall financial condition. We have also made substantial progress on the execution of the Plan adopted in June, and we continue to rapidly execute the Plan.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Such policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our policies governing the allowance for loan losses, valuation of mortgage-servicing rights, defined benefit pension plan, and determination of the fair value of various financial instruments were determined to be critical as reported in the

Annual Report on Form 10-K for the year ended December 31, 2008. Since that time, management has concluded that its policies governing the valuation of our common stock and the realization of our net deferred tax asset are also critical. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2009	December 31, 2008	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$143,737	$29,305	$114,432	390.5%

Total cash and cash equivalents	143,737	29,305	114,432	390.5
FHLB stock, at cost	6,155	6,566	(411)	(6.3)
Investment securities available for sale, at fair value	121,027	125,596	(4,569)	(3.6)
Mortgage loans held for sale	1,634	7,415	(5,781)	(78.0)
Loans, gross	1,080,679	1,158,480	(77,801)	(6.7)
Less: allowance for loan losses	(22,548)	(11,000)	(11,548)	105.0

Loans, net	1,058,131	1,147,480	(89,349)	(7.8)
Premises and equipment, net	29,470	26,347	3,123	11.9
Premises held for sale	—	1,651	(1,651)	(100.0)
Goodwill, net	3,691	3,691	—	—
Core deposit intangibles, net	—	34	(34)	(100.0)
Accrued interest receivable	4,642	5,466	(824)	(15.1)
Other	56,968	18,724	38,244	204.3

Total assets	$1,425,455	$1,372,275	$53,180	3.9%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$130,401	$134,465	$(4,064)	(3.0)%
Interest-bearing	1,071,154	937,031	134,123	14.3

Total deposits	1,201,555	1,071,496	130,059	12.1
Retail repurchase agreements	20,927	16,357	4,570	27.9
Commercial paper (Master notes)	25,368	27,955	(2,587)	(9.3)
Other short-term borrowings	—	79,785	(79,785)	(100.0)
Long-term borrowings	82,000	52,000	30,000	57.7
Accrued interest payable	2,164	1,857	307	16.5
Other	5,175	7,049	(1,874)	(26.6)

Total liabilities	1,337,189	1,256,499	80,690	6.4

Shareholders’ equity
Common stock	32,271	32,230	41	0.1
Capital surplus	2,489	2,095	394	18.8
Retained earnings	57,147	87,568	(30,421)	(34.7)
Accumulated other comprehensive loss, net of tax	(3,641)	(6,117)	2,476	(40.5)

Total shareholders’ equity	88,266	115,776	(27,510)	(23.8)

Total liabilities and shareholders’ equity	$1,425,455	$1,372,275	$53,180	3.9%

Cash and Cash Equivalents

Cash and cash equivalents increased $114.4 million at September 30, 2009 over December 31, 2008 due primarily to excess liquidity resulting from increased deposit and long-term borrowing funding offset by the repayment of other short-term borrowings. We maintain our excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, while it negatively impacts our interest income since we only earn 25 basis points on our deposits with the Federal Reserve, our plan is to continue to maintain these funds at the Federal Reserve to provide liquidity while minimizing risk. Once the banking industry returns to a more stable operating environment, our plan is to reinvest these cash reserves into higher yielding assets which should significantly improve our net interest margin.

Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes cash and cash equivalents. Approximately $26.2 million, or 18.2%, of cash and cash equivalents was pledged to collateralize FHLB advances and letters of credit as of September 30, 2009 of which 100% was utilized as lendable collateral. At December 31, 2008, no cash or cash equivalents were pledged to collateralize FHLB advances and letters of credit.

Concentrations and Restrictions. In an effort to manage our associated risks, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans to other financial institutions. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

Approximately $450 thousand, or 0.3%, of the balance of cash and cash equivalents was restricted as of September 30, 2009, as required under our merchant credit card agreement. At December 31, 2008, no cash or cash equivalents were restricted under such agreement.

Investment Activities

Composition. The following table summarizes the composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
U.S. Treasury and federal agencies	$10,993	9.1%	$—	—%
State and municipal	47,774	39.5	50,830	40.5
Collateralized mortgage obligations	43,802	36.2	54,639	43.5
Other mortgage-backed (federal agencies)	18,458	15.2	20,127	16.0

Total investment securities available for sale	$121,027	100.0%	$125,596	100.0%

The decrease in investment securities available for sale at September 30, 2009 compared with December 31, 2008 was primarily the result of principal paydowns within the collateralized mortgage obligation sector during 2009. Offsetting this decrease was our purchase of U.S Treasury and federal agency securities during the nine month period ended September 30, 2009. The intent of the purchases was to acquire additional securities to pledge as collateral.

The following table summarizes the amortized cost and fair value composition of the investment securities available for sale portfolio at the dates indicated (in thousands).

	September 30, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and federal agencies	$10,992	$10,993	$—	$—
State and municipal	45,447	47,774	50,297	50,830
Collateralized mortgage obligations	45,480	43,802	58,033	54,639
Other mortgage-backed (federal agencies)	17,730	18,458	19,876	20,127

Total investment securities available for sale	$119,649	$121,027	$128,206	$125,596

Other-Than-Temporary Impairment. The following tables summarize the gross unrealized losses, fair value, and the number of securities in each category of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$4,995	$1	—	$—	$—	1	$4,995	$1
State and municipal	1	200	3	—	—	—	1	200	3
Collateralized mortgage obligations	1	2,685	5	6	17,754	1,942	7	20,439	1,947
Other mortgage-backed (federal agencies)	7	2,785	34				7	2,785	34

Total investment securities available for sale	10	$10,665	$43	6	$17,754	$1,942	16	$28,419	$1,985

	December 31, 2008
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	12	$5,441	$101	1	$423	$1	13	$5,864	$102
Collateralized mortgage obligations	13	52,603	3,417	—	—	—	13	52,603	3,417
Other mortgage-backed (federal agencies)	4	1,336	15	1	838	4	5	2,174	19

Total investment securities available for sale	29	$59,380	$3,533	2	$1,261	$5	31	$60,641	$3,538

Gross unrealized losses decreased $1.6 million from December 31, 2008 to September 30, 2009, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. The anticipation of the U.S. Treasury’s Public-Private Investment Program (“PPIP”) has caused whole loan collateralized mortgage obligation spreads to tighten and prices to increase. Gross unrealized losses on collateralized mortgage obligations in the twelve months or longer category increased based on our date of purchase.

Management conducts other-than-temporary impairment analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We recognize other-than-temporary impairment by evaluating separately other-than-temporarily impaired losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An other-than-temporary impairment related to credit losses is recognized through earnings while an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Based on our other-than-temporary impairment analysis as of September 30, 2009, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired at September 30, 2009.

Fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates and the levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that other-than-temporary impairments may occur in the future particularly in light of the current economic environment.

Concentrations of Risk. One state and municipal security issuer issued securities totaling 2.6% of total shareholders’ equity at September 30, 2009. Thirteen state and municipal security issuers issued securities with fair values ranging from 1.0 to 1.8% of total shareholders’ equity at September 30, 2009.

Collateralized mortgage obligation issuers issued securities with fair values ranging from 1.2% to 9.3% of total shareholders’ equity at September 30, 2009.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at September 30, 2009 (dollars in thousands).

	Federal National Mortgage Association	Federal Home Loan Mortgage Corporation	Government National Mortgage Association	Total
Other mortgage-backed (federal agencies)	$14,607	$2,395	$1,456	$18,458
As a percentage of shareholders’ equity	16.5%	2.7%	1.7%	20.9%

Pledged. Approximately 61% of the portfolio was pledged to secure public deposits and trust assets at September 30, 2009 as compared with 55% at December 31, 2008. Of the $74.2 million pledged at September 30, 2009, $53.3 million of the portfolio was securing public deposits and trust assets. Of the $69.1 million pledged at December 31, 2008, $47.0 million of the portfolio was securing public deposits and trust assets. As part of our liquidity plan, we have reviewed all of our public funds accounts and, where appropriate, are restructuring certain of these accounts to reduce the amount of required collateral pledged for these accounts.

Approximately $30.1 million, or 26%, of the portfolio was pledged to collateralize FHLB advances and letters of credit as of September 30, 2009 of which $27.9 million was utilized as lendable collateral. At December 31, 2008, approximately $41.6 million, or 33%, of the portfolio was pledged to collateralize FHLB advances and letters of credit of which $37.5 million was utilized as lendable collateral.

Lending Activities

General. Loans continue to be the largest component of our assets. During the first nine months of 2009, gross loans declined approximately $77.8 million, or 6.7%, as we actively sought to reduce our loan portfolio to preserve capital as part of our capital plan, with particular focus on reducing concentrations in the commercial real estate related segments of the loan portfolio. Based on our risk assessment of borrowers, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and / or sales. During the third quarter of 2009, we charged off approximately $21 million of loans evaluated individually for impairment and transferred approximately $11 million of loans evaluated individually for impairment to the real estate acquired in settlement of loans portfolio, which is included within the Other assets financial statement line item of the Consolidated Balance Sheets.

Composition. The following table summarizes gross loans, categorized by loan purpose, at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Commercial business	$132,121	12.2%	$154,304	13.3%
Commercial real estate	695,765	64.4	740,420	63.9
Installment	20,926	1.9	23,547	2.0
Installment real estate	81,914	7.6	85,506	7.4
Indirect	37,514	3.5	34,566	3.0
Credit line	1,954	0.2	2,090	0.2
Prime access	66,008	6.1	64,384	5.5
Residential mortgage	28,391	2.6	36,611	3.2
Bankcards	12,586	1.2	12,470	1.1
Business manager	282	—	152	—
Other	1,351	0.1	1,934	0.2
Loans in process	1,403	0.1	2,141	0.2
Deferred loans fees and costs	464	0.1	355	—

Loans, gross	$1,080,679	100.0%	$1,158,480	100.0%

The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$253,471	23.5%	$257,879	22.3%
Farmland	446	—	662	0.1
Single-family residential	208,540	19.3	216,311	18.7
Multifamily residential	32,523	3.0	31,532	2.7
Nonfarm nonresidential	437,694	40.5	493,977	42.6
Commercial and industrial	66,417	6.1	73,609	6.4
Obligations of states and political subdivisions of the U.S.	1,341	0.1	2,602	0.2
General consumer	59,200	5.5	60,626	5.2
Credit line	5,555	0.5	6,215	0.5
Bankcards	12,566	1.2	12,416	1.1
Others	2,926	0.3	2,651	0.2

Loans, gross	$1,080,679	100.0%	$1,158,480	100.0%

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $12.6 million at September 30, 2009 and $26.7 million at December 31, 2008. The decline in participations sold between these periods was the result of our completion of the foreclosure process on three loans secured by real estate, for which we sold participations. As a result of the completed foreclosure process, these loans, net of participations sold, were transferred to our real estate acquired in settlement of loans portfolio, which is included within the Other assets financial statement line item of the Consolidated Balance Sheets. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $426.8 million and $377.3 million at September 30, 2009 and December 31, 2008, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral include, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Approximately $347.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at September 30, 2009, of which $135.2 million was available as lendable collateral. Of the $379.4 million of gross loans pledged at December 31, 2008, $159.1 million was available as lendable collateral.

During the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. As of September 30, 2009, our borrowings capacity at the Federal Reserve was secured by a blanket lien on a portion of our commercial and consumer loan portfolios. Of the $109.6 million of loans pledged at September 30, 2009, $71.2 million was available as lendable collateral. We had no outstanding borrowings from the Federal Reserve at September 30, 2009.

On October 19, 2009, the Federal Reserve implemented its planned changes to the collateral margins for discount window borrowings, which may reduce the amount of our borrowing capacity.

Concentrations. General. During the second and third quarters of 2009, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$253,471	23.5%	245.3%
Multifamily residential	32,523	3.0	31.5
Nonfarm nonresidential	437,694	40.5	423.5

Total loans secured by commercial real estate	$723,688	67.0%	700.3%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2009 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$35,583	3.3%	34.4%
Land development - commercial	9,100	0.8	8.8
Land development - residential	126,938	11.8	122.8
Commercial construction:
Hotel / motel	18,494	1.7	17.9
Retail	6,879	0.6	6.7
Office	246	—	0.2
Multifamily	12,405	1.2	12.0
Industrial and warehouse	7,006	0.7	6.8
Healthcare	5,037	0.5	4.9
Miscellaneous commercial	13,441	1.2	13.0

Total development commercial real estate loans	235,129	21.8	227.5
Existing and other commercial real estate loans
Secured by:
Hotel / motel	91,227	8.4	88.3
Retail	29,356	2.7	28.4
Office	36,885	3.4	35.7
Multifamily	32,523	3.0	31.5
Industrial and warehouse	15,617	1.5	15.1
Healthcare	16,863	1.6	16.3
Miscellaneous commercial	124,174	11.5	120.2
Residential construction - speculative	8,448	0.8	8.2

Total existing and other commercial real estate loans	355,093	32.9	343.7
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	123,572	11.4	119.6
Commercial construction - owner occupied	2,733	0.2	2.6
Residential construction - contract	7,161	0.7	6.9

Total commercial real estate owner occupied and residential loans	133,466	12.3	129.1

Total loans secured by commercial real estate	$723,688	67.0%	700.3%

Asset Quality. As part of the credit quality plan, to continue to address the impact of the declining economic environment on our loan portfolio, we are focused on executing detailed loan workout plans for problem loans led by a team of seasoned commercial lenders.

Given the negative credit quality trends which began in 2008 and accelerated during 2009, we performed an expanded internal loan review during the second quarter of 2009 which covered approximately 70% of our nonconsumer loan portfolio. This internal loan review process included written loan officer summaries for all nonconsumer loans individually totaling greater than $500 thousand and vetting of these loans by the loan officers and our senior management team. During the second quarter, as confirmed by this enhanced internal loan review, we became increasingly aware that many of our borrowers were facing additional stress manifesting itself in the following ways:

•	Cash flows from the underlying properties supporting the loans decreased,

•

Personal cash flows from the borrowers and guarantors were under pressure given illiquid personal balance sheets and drainage by the investment of additional personal capital into the related projects, and

•

Fair values of real estate related assets declining, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The combination of general economic factors showing continued deteriorating trends and expectations and the enhanced internal loan review performed during the second quarter of 2009 resulted in our downgrading a portion of our loan portfolio during the second quarter, some of which had been originated within the past 27 months. Consistent with this increase in adversely classified loans, we also had an increase in nonperforming assets and impaired loans during the quarter, particularly within the construction, acquisition and development portion of our real estate loan portfolio. In July and August, an independent loan review firm also reviewed approximately 35% of the nonconsumer loan portfolio.

We continually review our lending policies and procedures and credit administration function. To this end, during 2009 we implemented several enhancements. In March we centralized the oversight and disbursement of construction draws to contractors working for borrowers, and in October we hired a construction draw manager to review advance requests before funds are advanced to borrowers. In June we reduced lending limit approval authorities, prohibited out-of-market loans to borrowers for which we do not have a previously existing relationship, and prohibited brokered loans. In addition, in July we hired a new Chief Credit Officer who brings over twenty years of credit administration, loan review, and credit policy experience to the Company, in August we reassigned two commercial lenders to Credit Analysts in the Credit Administration department, and in September we hired an additional senior Credit Administration executive. All of these actions were taken to improve our credit risk management approach.

Nonperforming Assets. The following table summarizes nonperforming assets, by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2009	December 31, 2008
Secured by real estate
Construction, land development, and other land loans	$46,105	$15,409
Farmland	—	—
Single-family residential	5,964	2,569
Multifamily residential	9,954	231
Nonfarm nonresidential	23,230	23,725
Commercial and industrial	6,795	763
General consumer	484	271

Total nonaccrual loans	92,532	42,968
Real estate acquired in settlement of loans	27,624	6,719
Repossessed automobiles acquired in settlement of loans	141	564

Total foreclosed assets	27,765	7,283

Total nonperforming assets	$120,297	$50,251

Loans past due 90 days and still accruing (1)	$—	$206

Gross loans	$1,080,679	$1,158,480
Total assets	1,425,455	1,372,275
Nonaccrual loans as a percentage of:
gross loans and foreclosed assets	8.35%	3.69%
total assets	6.49	3.13
Nonperforming assets as a percentage of:
gross loans and foreclosed assets	10.85%	4.31%
total assets	8.44	3.66

(1)	Substantially all of these loans are bankcard loans

Loans placed in nonaccrual status during 2009 resulted from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that payment in full of principal or interest was not expected due to personal cash flows from the borrowers and guarantors inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans, or a decline in fair values of the collateral resulting in lower cash proceeds from property sales.

Twenty-four individually large loans with a balance at September 30, 2009 greater than $1 million comprised approximately 70% of our nonaccrual loans at September 30, 2009. The following table summarizes the composition of these loan categories by loan purpose (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential lots / golf course development	$28,106	30%
Multifamily residential	10,780	12
Real estate for commercial use	16,925	18
Marina	3,540	4
Other business loans	5,653	6

Total nonaccrual loans > $1 million secured by commercial real estate	$65,004	70%

Additionally, 20% of these properties were participations. Nine of the twenty-four individually large loans with a balance at September 30, 2009 greater than $1 million, comprising 35% of the twenty-four individually large loans, are out-of-market loans. In June 2009, we amended our loan policy to preclude originating any new loans of these kinds.

Real estate and personal property acquired in settlement of loans is classified within the Other assets financial statement line item of the Consolidated Balance Sheets until it is sold. The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2009	2008	2009	2008
Real estate acquired in settlement of loans, beginning of period	$17,400	$8,332	$6,719	$7,743
Add: New real estate acquired in settlement of loans at fair value	11,797	1,841	22,784	2,630
Less: Sales of real estate acquired in settlement of loans	(172)	(3,071)	(436)	(3,202)
Less: Provision charged to expense	(1,401)	(13)	(1,443)	(82)

Real estate acquired in settlement of loans, end of period	$27,624	$7,089	$27,624	$7,089

Nine individual properties greater than $1 million comprised approximately 85% of our real estate acquired in settlement of loans portfolio at September 30, 2009. Of these properties, 33% were hotel properties, 12% were residential development properties, and 55% were retirement center properties. Additionally, 65% of these properties were participations. Seven of the nine individual properties greater than $1 million, comprising 68% of the nine individual properties, were the result of out-of-market loans.

These properties are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded upon foreclosure to writedown the loans to estimated fair value less estimated costs to sell. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the current real estate environment and the continued downward trend in third party appraised values.

We are actively addressing the issue of our increase in nonperforming assets and will continue to be aggressive in working to resolve these issues as quickly as possible. We have hired several third party consultants to assist with the workout of problem loans. For problem loans identified, we prepared written workout plans that are borrower specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral. However, given the nature of the projects related to such loans and the distressed values within the real estate market, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that current negative asset quality trends may continue for coming periods when compared to historical periods. As necessary, carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings. Troubled debt restructurings are loans which have been restructured from their original contractual terms (for example, reduction in contractual interest rate). As part of the determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At September 30, 2009 and December 31, 2008, the principal balance of troubled debt restructurings totaled $12.2 million and $1.2 million, respectively. Three individual loans greater than $1 million comprised approximately 53% of our troubled debt restructurings at September 30, 2009. Of these loans, all three individual properties experienced rate restructurings and are performing as expected under the new terms.

Potential Problem Loans. Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of September 30, 2009, potential problem loans that were not already categorized as nonaccrual totaled $79.1 million.

Allowance for Loan Losses. The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses as of a specific period of time inherent in our loan portfolio. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and borrower and collateral specific considerations for loans individually evaluated for impairment.

Our allowance for loan losses totaled $22.5 million at September 30, 2009 compared with $11.0 million at December 31, 2008, representing 2.09% and 0.95% of gross loans, respectively. The third quarter allowance for loan losses, and, therefore indirectly the third quarter provision for loan losses, was determined based on the following specific factors, though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including those within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans,

•	The declining asset quality trends in our loan portfolio,

•	The increasing trend in the historical loan loss rates within our loan portfolio,

•	The results of our enhanced internal and independent loan reviews during the second and third quarters resulting in loan downgrades,

•	Our quarter-end individual impaired loan analysis which identified:

•	Increased stress on borrowers given increasing lack of liquidity, and limited bank financing and credit availability, and

•	Continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by FDIC code, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,		At and for the year ended
	2009	2008	2009	2008	December 31, 2008
Allowance for loan losses, beginning of period	$21,965	$7,645	$11,000	$7,418	$7,418
Provision for loan losses	24,000	687	56,175	1,862	5,619
Loans charged-off
Secured by real estate
Construction, land development, and other land loans	9,799	—	24,232	—	16
Farmland	—	—	—	—	—
Single-family residential	2,432	98	3,354	195	367
Multifamily residential	2,203	—	4,923	—	—
Nonfarm nonresidential	4,850	23	6,642	135	182
Commercial and industrial	3,872	123	4,408	368	430
General consumer and other	495	298	1,393	862	1,174

Total loans charged-off	23,651	542	44,952	1,560	2,169
Recoveries
Secured by real estate
Construction, land development, and other land loans	86	—	86	—	—
Farmland	—	—	—	—	—
Single-family residential	—	7	4	9	11
Multifamily residential	79	—	79	—	—
Nonfarm nonresidential	20	5	35	8	9
Commercial and industrial	25	1	33	17	18
General consumer and other	24	20	88	69	94

Total recoveries	234	33	325	103	132

Net loans charged-off	23,417	509	44,627	1,457	2,037

Allowance for loan losses, end of period	$22,548	$7,823	$22,548	$7,823	$11,000

Average gross loans	$1,121,530	$1,122,119	$1,143,492	$1,094,637	$1,107,007
Ending gross loans	1,080,679	1,129,336	1,080,679	1,129,336	1,158,480
Nonaccrual loans	92,532	21,468	92,532	21,468	42,968
Net loans charged-offs as a percentage of average gross loans	8.28%	0.18%	5.22%	0.18%	0.18%
Allowance for loan losses as a percentage of ending gross loans	2.09	0.69	2.09	0.69	0.95
Allowance for loan losses as a percentage of nonaccrual loans	24.37	36.44	24.37	36.44	25.60

In addition to loans charged-off in the ordinary course of business, included within loans charged-off for the third quarter of 2009 were $21.0 million relating to loans individually evaluated for impairment under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15” (FASB ASC 310, Receivables). The determination was made to take partial charge-offs on loans during the second and third quarters of 2009 based on the status of the underlying real estate projects and / or our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The loan charge-offs primarily related to construction, acquisition, and development real estate projects that are not complete and will require additional investment to be completed. Additionally, the loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell generally based on fair values from third party appraisals.

In accordance with SFAS No. 114 (FASB ASC 310, Receivables), we analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. Significant individual credits classified as doubtful or nonaccrual require individual impairment analysis.

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

Generally, for larger collateral dependent impaired loans, current appraisals performed by Company approved third party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications, and other observable market data) to estimate the current fair value. The estimated costs to sell the property, if not already included in the appraisal, are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

During 2009 we identified additional loans to be reviewed individually for impairment driven primarily by the deterioration in the real estate market in South Carolina. During this time period, we began to experience increased delinquencies as real estate project and borrower personal cash reserves became increasingly strained and the underlying projects began to slow significantly. At the same time, market appraisal assumptions were declining and, therefore, fair values were rapidly revised downward. These factors contributed to the increase in impaired loans reviewed individually for impairment and the charge-offs related to such loans during the second and third quarters of 2009.

The following table summarizes the composition of impaired loans, by FDIC code, at September 30, 2009 (in thousands).

Secured by real estate
Construction, land development, and other land loans	$48,376
Farmland	—
Single-family residential	3,671
Multifamily residential	9,954
Nonfarm nonresidential	20,816
Commercial and industrial	5,652

Total impaired loans	$88,469

The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	September 30, 2009	December 31, 2008
Impaired loans, end of period	$88,469	$37,468
Impaired loans subject to specific allowance for loan losses allocation, end of period	14,147	21,413
Specific allowance for loan losses allocation on impaired loans, end of period	3,753	4,453
Average impaired loans, year-to-date period (1)	67,629	22,568

(1)	Average impaired loans calculated using a simple average

We calculate our SFAS No. 5, “Accounting for Contingencies,” (FASB ASC 450, Contingencies), general reserve by applying our historical loss factors to each sector of the loan portfolio and adjusting these percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. The SFAS No. 5 general reserve is then combined with the specific SFAS No. 114 (FASB ASC 310, Receivables) reserve to determine the total allowance for loan losses. Qualitative factors we considered in the determination of the September 30, 2009 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent loan trends, trends in risk grades and net loans charged-off, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

The following table summarizes the allocation of the allowance for loan losses at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Allowance for loan losses allocated to
Loan principal balances based on FASB ASC 450	$18,431	$6,141
Loan principal balances based on FASB ASC 310	3,753	4,476
Unallocated	364	383

Allowance for loan losses, September 30, 2009	$22,548	$11,000

Premises and Equipment, Net

Net premises and equipment increased by $3.1 million, or 11.9%, during the nine month period ended September 30, 2009, primarily as a result of the relocation of our corporate headquarters to downtown Greenville, South Carolina during March 2009 and the completion of our relocated Greer banking office which opened in April 2009. We recognized losses of $85 thousand during the nine month period ended September 30, 2009 related primarily to the write off of building, leasehold improvement, and furniture and equipment balances in conjunction with these relocations. Both the previous and the new East North Street locations as well as the previous Greer banking office were leased. The previous Greer banking office lease expired June 30, 2009.

Premises Held for Sale

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one-year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair value less the estimated costs to sell. At December 31, 2008, two parcels of land with a book value approximating $1.7 million were classified as held for sale and under contract for sale. These parcels were sold during the first quarter of 2009 at the carrying amount in conjunction with the relocation of our corporate headquarters.

Deposit Activities

The following table summarizes our traditional deposit composition at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$130,401	10.9%	$134,465	12.5%
Interest-bearing transaction deposit accounts	23,861	2.0	30,623	2.9

Transaction deposit accounts	154,262	12.9	165,088	15.4
Money market deposit accounts	393,211	32.7	427,437	39.9
Savings deposit accounts	42,598	3.5	36,624	3.4
Time deposit accounts	611,484	50.9	442,347	41.3

Total traditional deposit accounts	$1,201,555	100.0%	$1,071,496	100.0%

At September 30, 2009, traditional deposit accounts as a percentage of liabilities were 89.9% compared with 85.3% at December 31, 2008. Interest-bearing deposits increased approximately $134.1 million during the nine month period ended September 30, 2009, primarily within time deposit accounts. These increases were offset by decreases in the interest-bearing transaction, money market, and savings deposit accounts. The increase in time deposit accounts during the first nine months of 2009 was primarily the result of certificate of deposit promotions intended to increase liquidity. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

As a result of our being “adequately capitalized” at September 30, 2009, we are restricted by the FDIC from offering an effective yield of more than 75 basis points over the prevailing yields on insured deposits of comparable maturity.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Among other things, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase was originally to be in place until the end of 2009. In May 2009, this increased coverage was extended through December 31, 2013. In addition, we are voluntarily participating in the FDIC’s Transaction Account Guarantee Program. Under this program, which in August 2009 was extended through June 30, 2010, all noninterest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program will contribute to additional customer deposit retention.

Borrowing Activities

During the first nine months of 2009, we continued to make liquidity management a top priority. In addition to our customer deposit base, we have access to sources of liquidity, including, but not limited to, borrowings from the FHLB, the Federal Reserve Discount Window, and correspondent bank federal funds accommodations that could assist us in meeting deposit withdrawal requirements and in funding closely managed interest-earning assets. Borrowings as a percentage of total liabilities decreased from 14.0% at December 31, 2008 to 9.6% at September 30, 2009. The decrease was due to less reliance being placed on such borrowed funding sources as liquidity was provided through growth experienced in traditional deposit accounts during the period and cash retention of proceeds from loan payments and maturing securities.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	September 30, 2009		December 31, 2008
	Total	% of total	Total	% of total
Retail repurchase agreements	$20,927	16.3%	$16,357	9.3%
Commercial paper	25,368	19.8	27,955	15.9

Total nontraditional deposit accounts	46,295	36.1	44,312	25.2
Other short-term borrowings	—	—	79,785	45.3
Long-term borrowings	82,000	63.9	52,000	29.5

Total wholesale funding	82,000	63.9	131,785	74.8

Total borrowed funds	$128,295	100.0%	$176,097	100.0%

FHLB Borrowings. As disclosed in Cash and Cash Equivalents, Investment Activities, and Lending Activities, we pledge cash and cash equivalents, investment securities, and loans to collateralize FHLB advances and letters of credit. In order to compute lendable collateral amounts, the market value of pledged securities and loans balances is reduced by a 10% collateral discount factor. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. During the second quarter of 2009, in recognition of the continuing decrease in the market value of residential mortgages, specifically single-family residential loan collateral and home equity lines of credit, the FHLB revised its collateral value percentages to reflect the overall decline in market values of mortgage loans and ongoing volatility in the mortgage and credit markets. The FHLB has pledged that it will continue to evaluate collateral discount percentages in relation to current market values of various categories of mortgages and home equity lines of credit. Beginning in the second quarter of 2009, the FHLB required additional reporting related to residential single-family collateral securing advances and letters of credit. Our system generated report did not contain all of the necessary information. Accordingly, we were assessed an additional 10% collateral discount on this particular type of collateral. The additional 10% collateral discount does not apply to our home equity lines of credit portfolio. At December 31, 2008, our collateral maintenance factor from the FHLB was 100%. As of September 30, 2009, the FHLB adjusted our collateral maintenance factor to 125% thereby reducing our available lendable collateral to serve against FHLB advances and letters of credit. The $26.2 million in cash and cash equivalents pledged as collateral is not subject to the 125% collateralization maintenance level. Our ability to borrow from the FHLB may be further restricted based on the FHLB’s quarterly determination of our risk rating.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$135,191	$159,060
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	27,892	37,481
Available lendable cash collateral value to serve against FHLB advances and letters of credit	26,225	—
Advances and letters of credit
Short-term advances	$—	$(44,000)
Long-term advances	(82,000)	(52,000)
Letters of credit	(69,000)	(69,000)
Available lendable collateral value to serve against FHLB advances and letters of credit	$7,115	$31,541

The following table summarizes long-term FHLB borrowings at September 30, 2009 (dollars in thousands). Our long-term FHLB advances do not have embedded call options.

						Total
Borrowing balance	$5,000	$12,000	$30,000	$30,000	$5,000	$82,000
Interest rate	2.57%	2.75%	1.34%	2.89%	3.61%	2.33%
Maturity date	3/8/2010	4/2/2010	1/18/2011	3/7/2011	4/2/2013

The increase in long-term FHLB borrowings during the first nine months of 2009 was due to the $30 million borrowing from the FHLB that matures on January 18, 2011 at a fixed rate of 1.34%.

Federal Reserve Discount Window. As disclosed in Lending Activities, during the second quarter of 2009, we established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the FOMC target rate for federal funds. All extensions of credit must be secured to the satisfaction of the lending Federal Reserve by collateral that is acceptable for that purpose. Most performing or investment grade assets held by depository institutions are acceptable as collateral. In order to compute lendable collateral amounts, pledged loan unpaid principal balances are reduced by the applicable collateral discount margin. The financial condition of an institution may be considered when assigning values. As of September 30, 2009, our borrowings capacity at the Federal Reserve was secured by a blanket lien on a portion of our commercial and consumer loan portfolios. Of the $109.6 million of loans pledged at September 30, 2009, $71.2 million was available as lendable collateral. We had no outstanding borrowings from the Federal Reserve at September 30, 2009. Because we are no longer considered “well-capitalized,” our ability to borrow funds from the Discount Window could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowings. On October 19, 2009, the Federal Reserve implemented its planned changes to the collateral margins for discount window borrowings, which may reduce the amount of borrowing capacity for the Company.

Federal Funds Accommodations. In addition to the FHLB and Federal Reserve borrowing capacities summarized above, at September 30, 2009, we had access to federal funds funding from correspondent banks. During the nine months ended September 30, 2009, two correspondent banks canceled existing federal funds accommodations for a total of $22.5 million, one correspondent bank increased existing federal funds accommodation by $10.0 million, and another correspondent bank decreased existing federal funds accommodation by $15.0 million. All federal funds accommodation lines were tested in June 2009. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008
Authorized federal funds funding accomodations	$40,000	$67,500
Utilized federal funds funding accomodations	—	(35,785)

Available federal funds funding accomodations	$40,000	$31,715

These federal funds funding sources from correspondent banks may be canceled at any time at the correspondent banks’ discretion.

Capital

At September 30, 2009, our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the “well-capitalized” regulatory minimum threshold of 5% and 6%, respectively. Our total risk-based capital ratio, however, was 8.76%, which is below the “well-capitalized” regulatory minimum threshold of 10%. To preserve our capital we did not pay a dividend on our common stock during the second or third quarters of 2009. As another means of preserving capital, we have reduced our loan portfolio by $77.8 million since December 31, 2008. To raise additional capital, we are executing a capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes at the Bank. Currently, our plan is to raise additional capital in the next one to three quarters.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended September 30,			At and for the nine month periods ended September 30,
	2009		2008	2009	2008
Total shareholders’ equity	$88,266		$118,435	$88,266	$118,435
Average shareholders’ equity	102,298		117,134	112,981	115,114
Total shareholders’ equity as a percentage of total assets	6.19%		8.75%	6.19%	8.75%
Average shareholders’ equity as a percentage of average assets	6.99		8.69	7.90	8.79
Cash dividends per common share	$—		$0.20	$0.06	$0.60
Dividend payout ratio	n/a	%	31.72%	(1.30)%	32.11%

The following table summarizes activity impacting shareholders’ equity for the period indicated (in thousands).

At and for the nine month period ended September 30, 2009
Total shareholders’ equity, beginning of period	$115,776
Additions to shareholders’ equity during period
Change in accumulated other comprehensive income (loss) on investment securities available for sale	2,476
Common stock issued pursuant to stock option plan	106
Compensation expense related to stock option plan	48
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	107
Common stock issued pursuant to restricted stock plan	174

Total additions to shareholders’ equity during period	2,911
Reductions in shareholders’ equity during period
Net loss	(30,032)
Cash dividends declared and paid	(389)

Total reductions in shareholders’ equity during period	(30,421)

Total shareholders’ equity, end of period	$88,266

Accumulated Other Comprehensive Income (Loss). The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of SFAS No. 158	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2007	$(4,116)	$1,630	$(2,486)	$(252)	$(2,738)
Accumulated other comprehensive loss, before income tax impact	—	—	—	(584)	(585)
Income tax benefit	—	—	—	219	220

Accumulated other comprehensive income (loss), after income tax impact	—	—	—	(365)	(365)

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2008	$(4,116)	$1,630	$(2,486)	$(617)	$(3,103)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income, before income tax impact	—	—	—	3,990	3,469
Income tax expense	—	—	—	(1514)	(993)

Accumulated other comprehensive income (loss), after income tax impact	—	—	—	2,476	2,476

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2009	$(6,126)	$1,630	$(4,496)	$855	$(3,641)

In accordance with SFAS No. 158 (FASB ASC 715, Compensation – Retirement Benefits), the market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income annually, if necessary.

Stock Option and Restricted Stock Plans. See Part I – Financial Information, Item 1. Financial Statements, Note 12 contained herein for disclosures regarding our stock option and restricted stock plans.

Dividends. The following table summarizes key dividend information at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended September 30,			At and for the nine month periods ended September 30,
	2009		2008	2009	2008
Cash dividends per common share	$—		$0.20	$0.06	$0.60
Cash dividends declared and paid	—		1,287	389	3,863
Dividend payout ratio	n/a	%	31.72%	(1.30)%	32.11%

On March 17, 2009, our Board of Directors declared a cash dividend of $0.06 per share of common stock with regard to the first quarter of 2009. For the second and third quarters 2009, the Board of Directors concluded that no dividend would be declared or paid on our common stock. As part of our capital plan, the Board of Directors believes that suspension of the dividend was prudent to preserve our capital and manage long-term shareholder value. Our Board of Directors will continue to evaluate whether or not to pay dividends on a quarterly basis. There can be no assurance as to future dividends because they are dependent on our financial condition, results of operations, and cash flows, as well as capital and dividend regulations.

As a result of our being “adequately capitalized” at September 30, 2009, we are restricted from the declaring and paying a dividend on our common stock without prior notification and nonobjection from the FDIC.

Regulatory Capital Requirements. Under regulatory requirements, reported accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. The Company and the Bank are required to meet regulatory capital requirements that currently include several measures of capital.

Although our tier 1 leverage ratio and tier 1 risk-based capital ratios were above the “well-capitalized” regulatory minimum threshold of 5% and 6%, respectively, at September 30, 2009, our total risk-based capital ratio was 8.76% which was below the “well-capitalized” regulatory minimum threshold of 10%. As a result, although we had none at December 31, 2008 or since then, we may not accept brokered deposits unless a waiver has been granted by the FDIC. In addition, we are restricted from offering an effective yield of more than 75 basis points over the prevailing yields on insured deposits of comparable maturity. Lastly, payment of a dividend on our common stock requires prior notification and non-objection from the FDIC. Should losses continue, a valuation allowance may be required to be established if management believes any portion of the deferred tax asset will not be realized. Such a valuation allowance may adversely impact our regulatory capital adequacy ratios.

See Part I – Financial Information, Item 1. Financial Statements, Note 17 contained herein for disclosures regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios.

Since September 30, 2009, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

Outstanding Equity. On September 15, 2009, at the Special Meeting of Shareholders, our shareholders approved a proposed amendment to the Company’s Articles of Incorporation to authorize the issuance of up to 2.5 million shares of preferred stock with such preferences, limitations, and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors. At this time, the Board of Directors has not made any decisions about whether preferred stock will be issued, the timing or the terms of any potential issuance.

Government Financing. We did not participate in the Troubled Asset Relief Program (“TARP”) based on our evaluation of the merits of the program at that time. Currently, we are not eligible for TARP funds as that program was closed in 2008. In June, we submitted an application to participate in the United States Treasury’s Capital Assistance Program. Upon further consideration, we withdrew that application in August 2009. With respect to any potential government assistance programs in the future, we will evaluate the merits of the programs to determine whether it is prudent to participate.

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

Third Quarter Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended September 30,		Dollar variance	Percent variance
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$96	$43	$53	123.3%
Dividends paid on FHLB stock	12	96	(84)	(87.5)
Interest earned on investment securities available for sale	1,395	1,665	(270)	(16.2)
Interest and fees earned on loans	15,543	17,890	(2,347)	(13.1)

Total interest income	17,046	19,694	(2,648)	(13.4)
Interest expense
Interest paid on deposits	5,014	5,586	(572)	(10.2)
Interest paid on retail repurchase agreements	16	55	(39)	(70.9)
Interest paid on commercial paper	16	88	(72)	(81.8)
Interest paid on other short-term borrowings	2	353	(351)	(99.4)
Interest paid on long-term borrowings	482	423	59	13.9

Total interest expense	5,530	6,505	(975)	(15.0)

Net interest income	11,516	13,189	(1,673)	(12.7)
Provision for loan losses	24,000	687	23,313	3,393.4

Net interest income (loss) after provision for loan losses	(12,484)	12,502	(24,986)	(199.9)

Noninterest income
Service charges on deposit accounts, net	2,101	2,135	(34)	(1.6)
Fees for trust and investment management and brokerage services	555	744	(189)	(25.4)
Mortgage-banking	613	498	115	23.1
Automatic teller machine	379	308	71	23.1
Other	866	905	(39)	(4.3)

Total noninterest income	4,514	4,590	(76)	(1.7)
Noninterest expense
Salaries and other personnel	6,257	5,910	347	5.9
Occupancy	1,196	824	372	45.1
Furniture and equipment	865	919	(54)	(5.9)
Loss on disposition of premises, furniture, and equipment	9	1	8	800.0
FDIC deposit insurance assessment	712	197	515	261.4
Mortgage-servicing rights portfolio amortization and impairment	289	288	1	0.3
Marketing	158	277	(119)	(43.0)
Amortization of core deposit intangibles	12	11	1	9.1
Other real estate owned writedowns and expenses	1,470	28	1,442	5,150.0
Other	3,001	2,358	643	27.3

Total noninterest expense	13,969	10,813	3,156	29.2

Net income (loss) before provision (benefit) for income taxes	(21,939)	6,279	(28,218)	(449.4)
Provision (benefit) for income taxes	(7,764)	2,222	(9,986)	(449.4)

Net income (loss)	$(14,175)	$4,057	$(18,232)	(449.4)%

Common and per share data
Net income (loss) - basic	$(2.20)	$0.63	$(2.83)	(449.2)%
Net income (loss) - diluted	(2.20)	0.62	(2.82)	(454.8)
Cash dividends	—	0.20	(0.20)	(100.0)
Book value	13.68	18.38	(4.70)	(25.6)
Weighted average common shares outstanding - basic	6,450,090	6,442,090
Weighted average common shares outstanding - diluted	6,450,090	6,529,123

Net Interest Income

Net interest income totaled $11.5 million for the third quarter of 2009 compared with $13.2 million for the same period of 2008. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. The net interest margin was also negatively impacted by retaining at the Federal Reserve a higher level of cash, primarily from loan and security repayments, for which we earn a 25 basis points yield. The net interest margin decreased from 4.11% during the three month period ended September 30, 2008 to 3.30% during the same period of 2009. However, as a result of implementing risk-based pricing and interest rate floors beginning in June 2009 and decreasing deposit rates during 2009, our quarterly net interest margin increased from 2.99% during the second quarter 2009 to 3.30% during the third quarter 2009.

During the second half of 2008 and continuing through the first nine months of 2009, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

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

	For the three month periods ended September 30,
	2009			2008
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$136,889	$96	0.28%	$12,009	$43	1.42%
FHLB stock	6,154	12	0.77	6,840	96	5.58
Investment securities available for sale, taxable (1)	67,785	992	5.81	80,692	1,216	6.00
Investment securities available for sale, nontaxable (1)	47,592	403	3.36	51,379	449	3.48
Loans (2)	1,126,812	15,543	5.47	1,125,476	17,890	6.32

Total interest-earning assets	1,385,232	17,046	4.88	1,276,396	19,694	6.14

Noninterest-earning assets
Cash and cash equivalents	22,054			25,877
Allowance for loan losses	(21,598)			(7,695)
Premises and equipment, net	29,695			21,622
Premises held for sale	2			4,917
Goodwill, net	3,688			3,688
Core deposit intangibles, net	4			53
Accrued interest receivable	4,705			6,081
Other	39,064			16,292

Total noninterest-earning assets	77,614			70,835

Total assets	$1,462,846			$1,347,231

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$19,980	$5	0.10%	$21,540	$58	1.07%
Money market deposit accounts	408,264	219	0.21	445,688	1,396	1.25
Savings deposit accounts	42,435	35	0.33	38,971	35	0.36
Time deposit accounts	617,044	4,755	3.06	406,184	4,097	4.01

Total interest-bearing deposits	1,087,723	5,014	1.83	912,383	5,586	2.44
Retail repurchase agreements	24,686	16	0.26	17,534	55	1.25
Commercial paper (Master notes)	26,124	16	0.24	34,138	88	1.03
Other short-term borrowings	1,386	2	0.57	62,907	353	2.23
Long-term borrowings	82,000	482	2.33	52,000	423	3.24

Total interest-bearing liabilities	1,221,919	5,530	1.80	1,078,962	6,505	2.40

Noninterest-bearing liabilities
Noninterest-bearing deposits	132,126			142,753
Accrued interest payable	2,320			2,148
Other	4,183			6,234

Total noninterest-bearing liabilities	138,629			151,135

Total liabilities	1,360,548			1,230,097
Shareholders’ equity	102,298			117,134

Total liabilities and shareholders’ equity	$1,462,846			$1,347,231

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$11,516	3.30%		$13,189	4.11%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. As summarized in the preceding table, net interest income decreased $1.7 million, or 12.7%, during the three month period ended September 30, 2009 over the same period of 2008. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing these periods (in thousands). The impact of the combination of rate and volume change has been divided proportionately between the change due to volume and the change due to rate. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days within each period.

	Change due to volume	Change due to rate	Change due to difference in number of days	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$56	$(4)	$—	$52
FHLB stock	(9)	(76)	1	(84)
Investment securities available for sale (1)	(203)	(71)	4	(270)
Loans (2)	(122)	(2,267)	43	(2,346)

Total interest income	$(278)	$(2,418)	$48	$(2,648)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(4)	$(49)	$—	$(53)
Money market deposit accounts	(108)	(1,070)	1	(1,177)
Savings deposit accounts	3	(3)	—	—
Time deposit accounts	1,193	(547)	12	658

Total interest paid on deposits	1,084	(1,669)	13	(572)
Retail repurchase agreements	40	(80)	1	(39)
Commercial paper (Master notes)	(17)	(55)	—	(72)
Other short-term borrowings	(199)	(151)	(1)	(351)
Long-term borrowings	112	(54)	1	59

Total interest expense	$1,020	$(2,009)	$14	$(975)

Net interest income	$(1,298)	$(409)	$34	$(1,673)

(1)	The average balances for investment securities include the applicable unrealized gain (loss) recorded for investment securities available for sale.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The following table summarizes the actions taken by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2007 through September 30, 2009.

	Prime rate		Federal funds rate
	Change	Balance	Change	Balance
Rate, at December 31, 2007		7.25%		4.25%
Changes in rate
January 22, 2008	(0.75)%		(0.75)%
January 30, 2008	(0.50)		(0.50)
March 18, 2008	(0.75)		(0.75)
April 30, 2008	(0.25)		(0.25)

Total changes in rate		(2.25)		(2.25)

Rate, at September 30, 2008		5.00		2.00

Changes in rate
October 8, 2008	(0.50)		(0.50)
October 29, 2008	(0.50)		(0.50)
December 16, 2008	(0.75-1.00)		(0.75-1.00)

Total changes in rate		(1.75-2.00)		(1.75-2.00)

Rate, at December 31, 2008		3.00-3.25		0.00-0.25

Changes in rate		—		—
Rate, at September 30, 2009		3.00-3.25%		0.00-0.25%

Provision for Loan Losses

Provision for loan losses increased from $687 thousand during the three month period ended September 30, 2008 to $24.0 million for the same period of 2009. The increase in the provision for loan losses was driven by the following:

•	The impact of the ongoing and more pronounced deterioration in the overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this deterioration on our borrowers, in particular real estate related loans,

•	The declining asset quality trends in our loan portfolio such as past due and nonaccrual loans,

•	The increasing trend in the historical loan loss rates within our portfolio,

•	The results of our enhanced internal loan review during the second quarter and independent loan review in the third quarter resulting in loan downgrades,

•	Our quarter end individual impaired loan analysis which identified:

•	Increased stress on borrowers given increasing lack of liquidity, and further declines in bank financing and credit availability, and

•	Downward trends in appraised values and market assumptions used to value real estate dependent loans.

At the end of each quarter, we analyze the collectability of our loans and adjust the allowance for loan losses accordingly. Our allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the allowance for loan losses. We consider what we believe are all significant factors that impact the collectability of the portfolio and support the credit losses estimated by this process. Additionally, we charge-off loans that we determine are uncollectible.

In computing our allowance for loan losses, we consider those qualitative or environmental factors that are likely to result in credit losses as well as our historical loss experience. As part of our model, we consider changes in lending policies and procedures, including changes in underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses as well as changes in regional and local economic and business conditions. Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and nonaccrual loans as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and impact of concentrations of credit.

Our provision for loan losses was $24.0 million for the three month period ended September 30, 2009. The actual loss on disposition of the loan and / or the underlying collateral may be more or less than the amount charged-off to date. The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio. Management believes that specific reserves that have been allocated in the allowance for loan losses as of September 30, 2009 related to the nonperforming loans will cover losses we estimate from less than full recovery of the loans from the supporting collateral. No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our commercial real estate portfolio. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is more likely that we will be required to increase our allowance for loan losses. This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in additional loss of earnings and increases in our provision for loan losses and loan charge-offs.

The increase in the provision for loan losses contributed to an allowance for loan losses of $22.5 million at September 30, 2009, representing a coverage ratio of 2.09% to gross loans. Management considers the allowance for loan losses at September 30, 2009 appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that was not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases to the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

See Part I. – Financial Information, Item 2. Financial Condition, Lending Activities contained herein for further disclosures regarding factors impacting the provision for loan losses.

Noninterest Income

The following table summarizes the components of total noninterest income for the periods indicated (in thousands).

	For the three month periods ended September 30,
	2009	2008
Service charges on deposit accounts, net	$2,101	$2,135
Fees for trust and investment management and brokerage services	555	744
Mortgage-banking	613	498
Automatic teller machine	379	308
Other	866	905

Total noninterest income	$4,514	$4,590

Service Charges on Deposit Accounts, Net. Net service charges on deposit accounts comprise a significant component of noninterest income totaling 1.5%, annualized, of average transaction deposit accounts for the three month period ended September 30, 2009 compared with 1.4%, annualized, of average transaction deposit accounts for the three month period ended September 30, 2008.

In response to decreasing deposit levels, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the United States Government may result in future legislation limiting the amount and type of services charges within the banking industry.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the three month periods ended September 30,
	2009	2008
Fees for trust and investment management services	$440	$543
Fees for brokerage services	115	201

Total fees for trust and investment management and brokerage services	$555	$744

Fees for trust and investment management and brokerage services for the three month period ended September 30, 2009 decreased $189 thousand, or 25.4% to $555 thousand from $744 thousand for the three month period ended September 30, 2008 primarily as a result of the substantial decline in the S&P 500 primarily within the last year. The decline in fees for trust and investment management services over these periods was consistent with the changes in market valuation over the same periods, which reduced the base on which most fees are earned. Fees for brokerage services are primarily transaction-based. As such, the decrease in these fees was primarily due to the decline in brokerage transaction activity over the periods presented.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights. Mortgage loans serviced for the benefit of others amounted to $426.8 million and $377.3 million at September 30, 2009 and December 31, 2008, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three month periods ended September 30,
	2009	2008
Mortgage-servicing fees	$246	$228
Gain on sale of mortgage loans held for sale	398	214
Derivative loan commitment income	136	—
Forward sales commitment loss	(252)	—
Other	85	56

Total mortgage-banking income	$613	$498

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.23%	0.25%

Mortgage banking income increased $115 thousand, or 23.1%, during the three month period ended September 30, 2009 over the same period of 2008 primarily due to increased gains on sales of mortgage loans. Offsetting this gain was a net loss on derivative loan and forward sales commitments for the three month period ended September 30, 2009 compared with the same period of 2008.

Gains on sale of mortgage loans held for sale increased over the periods presented primarily due to an increase in the volume of refinancing opportunities resulting from the interest rate environment during the third quarter of 2009.

Commitments to originate conforming loans totaled $10.6 million at September 30, 2009. At September 30, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheet, totaling approximately $231 thousand, and no negative fair values, resulting in net derivative loan commitment income totaling approximately $231 thousand for the nine month period ended September 30, 2009. The net change in derivative loan commitment fair values during the three month period ended September 30, 2009 totaled $136 thousand.

Forward sales commitments totaled $24.0 million at September 30, 2009. At September 30, 2009, forward sales commitments had negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheet, totaling approximately $7 thousand, and no positive fair values, resulting in forward sales commitment loss totaling approximately $7 thousand for the nine month period ended September 30, 2009. The net change in forward sales commitment fair values during the three month period ended September 30, 2009 totaled $252 thousand.

Noninterest Expense

The following table summarizes the components of total noninterest expense for the periods indicated (in thousands).

	For the three month periods ended September 30,
	2009	2008
Salaries and other personnel	$6,257	$5,910
Occupancy	1,196	824
Furniture and equipment	865	919
Loss on disposition of premises, furniture, and equipment	9	1
FDIC deposit insurance assessment	712	197
Mortgage-servicing rights portfolio amortization and impairment	289	288
Marketing	158	277
Amortization of core deposit intangibles	12	11
Other real estate owned writedowns and expenses	1,470	28
Other	3,001	2,358

Total noninterest expense	$13,969	$10,813

As part of our earnings plan to improve our overall financial performance, we have identified over $2.3 million of specific noninterest expense reductions to be realized over the next twelve months and are continuing to review other expense areas for additional reductions. These reductions are expected to positively impact the remainder of 2009. Examples include freezing employee salaries effective May 1, 2009, eliminating the remaining officer cash incentive plan awards under corporate incentive plan for 2009, reducing our Saturday banking hours from 2:00 p.m. to Noon effective September 5, 2009, reducing corporate contributions to not-for-profit organizations, reducing marketing expenses, and overall savings resulting from implementing more advanced technology. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets. We continue to review other expense areas for additional reduction opportunities.

Salaries and Other Personnel. Comprising 44.8% of total noninterest expense during the three month period ended September 30, 2009 and 54.7% of total noninterest expense during the three month period ended September 30, 2008, salaries and other personnel expense increased by $347 thousand, or 5.9%, over the same periods. This increase was primarily a result of an increase in employee and officers’ salaries effective January 1, 2009 and an increase in pension expense over the periods presented offset by a decrease in expenses associated with a decrease in full-time equivalent employees from 415 at December 31, 2008 to 408 at September 30, 2009 and a decline in officer cash incentive plan awards under our corporate incentive plan for 2009.

Occupancy. Occupancy expense increased $372 thousand, or 45.1%, for the three month period ended September 30, 2009 over the same period of 2008 primarily as a result of the impact of the new corporate headquarters. Occupancy expense for the three month period ended September 30, 2009 included three monthly payments under the lease agreement for the new headquarters. This increase was offset by the impact of expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold no longer being recorded within this financial statement line item but rather being recorded as a branch closure expense within the Other noninterest expense financial statement line item of the Consolidated Statements of Income (Loss).

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $515 thousand over the periods presented due to higher general assessment rates during the three month period ended September 30, 2009 compared with the three month period ended September 30, 2008. The increase in the general assessment was the result of a change in the FDIC assessment matrix, the increase in our deposit base on which the assessment is calculated over the periods presented and an increase due to our total risk-based capital ratio remaining in the “adequately capitalized” category during the period.

Other Real Estate Owned (“OREO”) Writedowns and Expenses. OREO writedowns and expenses increased $1.4 million over the periods presented primarily due to a property in which we were a 20% participant in a loan relationship and are now a 20% owner of the collateral. Therefore, we must cover 20% of the costs related to the property. For the three month period ended September 30, 2009, based on a recent third party appraisal, we wrotedown $1.3 million of the balance.

Other. Other noninterest expense increased by $643 thousand, or 27.3%, to $3.0 million during the three month period ended September 30, 2009 from $2.4 million during the three month period ended September 30, 2008 primarily as a result of fluctuations within professional service, legal, and branch closure expenses.

Professional and legal expenses increased $419 thousand over the periods presented due primarily to expenses associated with the Strategic Project Plan and problem loan resolution consulting assistance and, to a lesser extent, with our move to the new corporate headquarters.

Included within this financial statement line item, branch closure expenses increased $51 thousand over the periods presented due to expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of approximately $21.9 million for the three month period ended September 30, 2009, we recognized an income tax benefit of approximately $7.8 million for the period. During the three month period ended September 30, 2008, we recognized income tax expense of $2.2 million on pretax net income of $6.3 million. Our effective tax rate was 35.4% for both periods.

Deferred tax assets represent the future tax benefit of deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of September 30, 2009, management’s analysis concluded that all of our net deferred income tax assets will be realizable based on available net operating loss carrybacks refundable from income taxes previously paid, currently available income tax strategies and projected future taxable income. Prior to the second quarter of 2009, we had no history of operating losses. As a result, no valuation allowance was recorded at September 30, 2009.

Year-to-Date Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine month periods ended September 30,		Dollar variance	Percent variance
	2009	2008
Interest income
Interest earned on cash and cash equivalents	$134	$98	$36	36.7%
Dividends paid on FHLB stock	12	239	(227)	(95.0)
Interest earned on investment securities available for sale	4,409	4,416	(7)	(0.2)
Interest and fees earned on loans	45,947	55,183	(9,236)	(16.7)

Total interest income	50,502	59,936	(9,434)	(15.7)
Interest expense
Interest paid on deposits	14,929	18,355	(3,426)	(18.7)
Interest paid on retail repurchase agreements	43	224	(181)	(80.8)
Interest paid on commercial paper	45	319	(274)	(85.9)
Interest paid on other short-term borrowings	90	862	(772)	(89.6)
Interest paid on long-term borrowings	1,233	864	369	42.7

Total interest expense	16,340	20,624	(4,284)	(20.8)

Net interest income	34,162	39,312	(5,150)	(13.1)
Provision for loan losses	56,175	1,862	54,313	2,916.9

Net interest income (loss) after provision for loan losses	(22,013)	37,450	(59,463)	(158.8)

Noninterest income
Service charges on deposit accounts, net	6,057	6,429	(372)	(5.8)
Fees for trust and investment management and brokerage services	1,665	2,255	(590)	(26.2)
Mortgage-banking	2,723	1,567	1,156	73.8
Automatic teller machine	1,014	926	88	9.5
Investment securities gains	2	1	1	100.0
Other	2,571	3,090	(519)	(16.8)

Total noninterest income	14,032	14,268	(236)	(1.7)
Noninterest expense
Salaries and other personnel	18,283	18,175	108	0.6
Occupancy	3,267	2,432	835	34.3
Furniture and equipment	2,640	2,848	(208)	(7.3)
Loss (gain) on disposition of premises, furniture, and equipment	85	(2)	87	(4,350.0)
FDIC deposit insurance assessment	2,538	545	1,993	365.7
Mortgage-servicing rights portfolio amortization and impairment	1,039	720	319	44.3
Marketing	713	900	(187)	(20.8)
Amortization of core deposit intangibles	34	33	1	3.0
Other real estate owned writedowns and expenses	1,544	426	1,118	262.4
Other	8,470	7,110	1,360	19.1

Total noninterest expense	38,613	33,187	5,426	16.3

Net income (loss) before provision (benefit) for income taxes	(46,594)	18,531	(65,125)	(351.4)
Provision (benefit) for income taxes	(16,562)	6,499	(23,061)	(354.8)

Net income (loss)	$(30,032)	$12,032	$(42,064)	(349.6)%

Common and per share data
Net income (loss) - basic	$(4.66)	$1.87	$(6.53)	(349.2)%
Net income (loss) - diluted	(4.66)	1.84	(6.50)	(353.3)
Cash dividends	0.06	0.60	(0.54)	(90.0)
Book value	13.68	18.38	(4.70)	(25.6)
Weighted average common shares outstanding - basic	6,449,621	6,436,280
Weighted average common shares outstanding - diluted	6,449,621	6,522,316

Net Interest Income

Net interest income totaled $34.2 million for the nine month period ended September 30, 2009 as compared to $39.3 million for the same period of 2008. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. The net interest margin was also negatively impacted by retaining at the Federal Reserve a higher level of cash, primarily from loan and security repayments, for which we earn a 25 basis points yield. The net interest margin decreased from 4.25% during the nine month period ended September 30, 2008 to 3.36% during the same period of 2009. However, as a result of implementing risk-based pricing and interest rate floors starting in June 2009 and decreasing deposit rates during 2009, our quarterly net interest margin increased from

2.99% in the second quarter 2009 to 3.30% in the third quarter 2009.

During the second half of 2008 and continuing through the first nine months of 2009, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning assets yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

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

	For the nine month periods ended September 30,
	2009			2008
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$83,573	$134	0.21%	$10,252	$98	1.28%
FHLB stock	6,420	12	0.25	5,263	239	6.07
Investment securities available for sale, taxable (1)	69,804	3,167	6.07	70,059	3,053	5.82
Investment securities available for sale, nontaxable (1)	48,973	1,242	3.39	52,093	1,363	3.49
Loans (2)	1,151,170	45,947	5.34	1,099,236	55,183	6.71

Total interest-earning assets	1,359,940	50,502	4.96	1,236,903	59,936	6.47

Noninterest-earning assets
Cash and cash equivalents	23,024			26,559
Allowance for loan losses	(15,352)			(7,531)
Premises and equipment, net	28,731			24,481
Premises held for sale	454			1,651
Goodwill, net	3,688			3,688
Core deposit intangibles, net	14			63
Accrued interest receivable	5,093			6,148
Other	24,218			17,504

Total noninterest-earning assets	69,870			72,563

Total assets	$1,429,810			$1,309,466

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$21,448	$60	0.37%	$22,507	$333	1.98%
Money market deposit accounts	416,494	857	0.28	466,208	5,590	1.60
Savings deposit accounts	40,776	101	0.33	37,735	97	0.34
Time deposit accounts	568,943	13,911	3.27	387,430	12,335	4.25

Total interest-bearing deposits	1,047,661	14,929	1.91	913,880	18,355	2.68
Retail repurchase agreements	22,992	43	0.25	18,159	224	1.65
Commercial paper (Master notes)	24,298	45	0.25	31,060	319	1.37
Other short-term borrowings	20,615	90	0.58	45,876	862	2.51
Long-term borrowings	62,659	1,233	2.63	37,861	864	3.05

Total interest-bearing liabilities	1,178,225	16,340	1.85	1,046,836	20,624	2.63

Noninterest-bearing liabilities
Noninterest-bearing deposits	132,169			138,907
Accrued interest payable	2,231			2,292
Other	4,204			6,317

Total noninterest-bearing liabilities	138,604			147,516

Total liabilities	1,316,829			1,194,352
Shareholders’ equity	112,981			115,114

Total liabilities and shareholders’ equity	$1,429,810			$1,309,466

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$34,162	3.36%		$39,312	4.25%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. As summarized in the preceding table, net interest income decreased $5.2 million, or 13.1%, during the nine month period ended September 30, 2009 over the same period of 2008. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing these periods (in thousands). The impact of the combination of rate and volume change has been divided proportionately between changes due to volume and changes due to rate. The comparison between the periods includes an additional change factor that summarizes the impact of the difference in the number of days within each period.

	Change due to volume	Change due to rate	Change due to difference in number of days	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$41	$(5)	$—	$36
FHLB stock	68	(294)	(1)	(227)
Investment securities available for sale (1)	(124)	121	(4)	(7)
Loans (2)	2,767	(11,960)	(43)	(9,236)

Total interest income	$2,752	$(12,138)	$(48)	$(9,434)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(15)	$(258)	$—	$(273)
Money market deposit accounts	(540)	(4,192)	(1)	(4,733)
Savings deposit accounts	8	(3)	(1)	4
Time deposit accounts	3,138	(1,549)	(13)	1,576

Total interest paid on deposits	2,591	(6,002)	(15)	(3,426)
Retail repurchase agreements	84	(265)	—	(181)
Commercial paper (Master notes)	(57)	(216)	(1)	(274)
Other short-term borrowings	(323)	(450)	1	(772)
Long-term borrowings	469	(98)	(2)	369

Total interest expense	$2,764	$(7,031)	$(17)	$(4,284)

Net interest income	$(12)	$(5,107)	$(31)	$(5,150)

(1)	The average balances for investment securities include the applicable unrealized gain (loss) recorded for investment securities available for sale.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. See Third Quarter Earnings Review, Net Interest Income, Federal Reserve Rate Influences contained herein for disclosures regarding the Federal Reserve’s interest rate actions since December 31, 2007.

Provision for Loan Losses

The provision for loan losses totaled $56.2 million for the nine month period ended September 30, 2009 compared with $1.9 million for the same period of 2008. See Third Quarter Earnings Review, Provision for Loan Losses contained herein for disclosures regarding the provision for loan losses.

Noninterest Income

The following table summarizes the components of total noninterest income for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2009	2008
Service charges on deposit accounts, net	$6,057	$6,429
Fees for trust and investment management and brokerage services	1,665	2,255
Mortgage-banking	2,723	1,567
Automatic teller machine	1,014	926
Investment securities gains	2	1
Other	2,571	3,090

Total noninterest income	$14,032	$14,268

Service Charges on Deposit Accounts, Net. Net service charges on deposit accounts comprise a significant component of noninterest income totaling 1.4%, annualized, of average transaction deposit accounts for the nine month periods ended September 30, 2009 and September 30, 2008. See Third Quarter Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net contained herein for additional disclosures regarding service charges on deposit accounts, net.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2009	2008
Fees for trust and investment management services	$1,301	$1,722
Fees for brokerage services	364	533

Total fees for trust and investment management and brokerage services	$1,665	$2,255

Fees for trust and investment management and brokerage services for the nine month period ended September 30, 2009 decreased $590 thousand, or 26.2% to $1.7 million from $2.3 million for the nine month period ended September 30, 2008. See Third Quarter Earnings Review, Noninterest Income, Fees for Trust and Investment Management and Brokerage Services contained herein for additional disclosures regarding fees for trust and investment management and brokerage services.

Mortgage-Banking. The following table summarizes the components of mortgage-banking income for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2009	2008
Mortgage-servicing fees	$733	$666
Gain on sale of mortgage loans held for sale	1,473	704
Derivative loan commitment income	231	—
Forward sales commitment income (loss)	(7)	—
Other	293	197

Total mortgage-banking income	$2,723	$1,567

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.24%	0.25%

Mortgage banking income increased $1.2 million, or 73.8%, during the nine month period ended September 30, 2009 over the same period of 2008 primarily due to increased gains on sales of mortgage loans and a net increase in derivative loan and forward sales commitment income totaling $224 thousand for the nine month period ended September 30, 2009 compared with the same period of 2008. See Third Quarter Earnings Review, Noninterest Income, Mortgage-Banking contained herein for additional disclosures regarding mortgage-banking.

The net change in derivative loan commitment fair values during the three month period ended September 30, 2009 totaled $231 thousand.

The net change in forward sales commitment fair values during the three month period ended September 30, 2009 totaled $7 thousand.

Other. Other noninterest income decreased $519 thousand, or 16.8%, for the nine month period ended September 30, 2009 compared with the same period of 2008. Included within the Other noninterest income financial statement line item of the Consolidated Statement of Income (Loss) for the nine month period September 30, 2008 was a pretax gain of approximately $226 thousand resulting from the mandatory redemption of a portion of our Class B Visa, Inc. shares as part of Visa’s initial public offering.

Noninterest Expense

The following table summarizes the components of total noninterest expense for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2009	2008
Salaries and other personnel	$18,283	$18,175
Occupancy	3,267	2,432
Furniture and equipment	2,640	2,848
Loss (gain) on disposition of premises, furniture, and equipment	85	(2)
FDIC deposit insurance assessment	2,538	545
Mortgage-servicing rights portfolio amortization and impairment	1,039	720
Marketing	713	900
Amortization of core deposit intangibles	34	33
Other real estate owned writedowns and expenses	1,544	426
Other	8,470	7,110

Total noninterest expense	$38,613	$33,187

Salaries and Other Personnel. Comprising 47.3% of total noninterest expense during the nine month period ended September 30, 2009 and 54.8% of total noninterest expense during the nine month period ended September 30, 2008, salaries and other personnel expense remained relatively unchanged over the same periods. See Third Quarter Earnings Review, Noninterest Expense, Salaries and other personnel contained herein for additional disclosures regarding salaries and other personnel.

Occupancy. Occupancy expense increased $835 thousand, or 34.3%, for the nine month period ended September 30, 2009 over the same period of 2008 primarily as a result of the impact of the new corporate headquarters. See Third Quarter Earnings Review, Noninterest Expense, Occupancy contained herein for additional disclosures regarding occupancy.

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $2.0 million during the nine month period ended September 30, 2009 over the nine month period ended September 30, 2008 due to our second quarter accrual of the FDIC’s industry-wide special assessment due to higher general assessment rates during the nine month period ended September 30, 2009 compared with the nine month period ended September 30, 2008. The increase in the general assessment was the result of a change in the FDIC assessment matrix, the increase in our deposit base on which the assessment is calculated over the periods presented and an increase due to our total risk-based capital ratio falling into the “adequately capitalized” category during the period. As a result of these factors, our general assessment during the nine month period ended September 30, 2009 was $1.3 million higher than that of the same period of 2008. Also, during the nine month period ended September 30, 2008, we fully utilized one-time assessment credits from 2006.

During the second quarter of 2009, we accrued an incremental $680 thousand of increased FDIC premiums due to the industry-wide special assessment by the FDIC to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less tier 1 capital with a cap of 10-basis points times deposits. This incremental special assessment was paid to the FDIC at the end of the third quarter 2009.

On September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that will require us and all insured institutions to prepay our estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012. The FDIC Board of Directors also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. Unlike special assessments, prepaid assessments will not immediately impact our earnings. The entire amount of our prepaid assessment will be recorded as a prepaid expense as of December 30, 2009, the date the payment will be made. As of December 31, 2009, and each quarter thereafter, we will record an expense for our regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization of mortgage-servicing rights increased $319 thousand, or 44.3%, over the periods presented. Since June 30, 2008, the Federal Reserve has decreased rates by 175 to 200 basis points. This decline in interest rates has resulted in an increase in loan prepayments and, therefore, has increased amortization within the mortgage-servicing rights portfolio. This increase is synonymous with the increase within the Mortgage-banking financial statement line item of the Consolidated Statements of Income (Loss).

Other Real Estate Owned Writedowns and Expenses. OREO writedowns and expenses increased $1.1 million during the nine month period ended September 30, 2009 over the same period of 2008. See Third Quarter Earnings Review, Noninterest Expense, Other Real Estate Owned Writedowns and Expenses contained herein for additional disclosures regarding OREO writedowns and expenses.

Other. Other noninterest expense increased by $1.4 million, or 19.1%, to $8.5 million during the nine month period ended September 30, 2009 from $7.1 million during the nine month period ended September 30, 2008 primarily as a result of fluctuations within professional service, legal, and branch closure expenses.

Professional and legal expenses increased $737 thousand over the periods presented due primarily to expenses associated with the Strategic Project Plan and problem loan resolution consulting assistance and, to a lesser extent, with our move to the new corporate headquarters.

Included within this financial statement line item, branch closure expenses increased 258 thousand over the periods presented due to expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of approximately $46.6 million for the nine month period ended September 30, 2009, we recognized an income tax benefit of approximately $16.6 million for the period. During the nine month period ended September 30, 2008, we recognized income tax expense of $6.5 million on pretax net income of $18.5 million. Our effective tax rate was 35.5% and 35.1% during the respective periods.

See Third Quarter Earnings Review, Provision (Benefit) for Income Taxes contained herein for additional disclosures regarding deferred tax assets.

Recently Issued Applicable Accounting Pronouncements

See Part I – Financial Information, Item 1. Financial Statements, Note 1 contained herein for disclosures regarding accounting pronouncements recently issued, if applicable, and their expected impact on our business, financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points based on forecasted assumptions of nominal interest rates and deposit and loan repricing rates (based upon past interest rate cycles). Estimates are based on historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 200 basis points	(0.61)%
Up 100 basis points	(0.27)
Down 100 basis points	2.43
Down 200 basis points	3.75

(1)	The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer (Principal Financial Officer) and several other members of senior management as of September 30, 2009, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Third Quarter Internal Control Changes

During the third quarter of 2009, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

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

Repayment and Collateral Risk

We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans. We could sustain additional losses for these reasons. In an economic downturn, our ability to assess the creditworthiness of its customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

At September 30, 2009, approximately 70% of our loan portfolio consisted of commercial and industrial loans and loans secured by construction, land development, other land, and nonfarm nonresidential real estate. Loans secured by construction, land development, other land, and nonfarm nonresidential real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Commercial and industrial loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in our total net-charge offs and an increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Real Estate Market Risk

While we do not have any subprime loans at September 30, 2009, approximately 86% of our loan portfolio was secured by real estate. We have recently identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward. As a result, we increased our allowance for loan losses during 2009 to $22.5 million to address the probable credit risks inherent within our loan portfolio. Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

Although we believe the allowance for loan losses is a reasonable estimate of probable and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels to reflect the changing risk inherent in our portfolio of existing loans and any additions to our loan portfolio, which may affect our short-term earnings.

Deferred Income Tax Asset Valuation Risk

Deferred income tax represents the tax impact of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors in our determination include the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to net income. Realization of a deferred tax asset requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. We may not achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, it would require us to incur a charge to our results of operations that would adversely affect our capital position and financial condition.

Consequences of Negative Publicity on Deposits and Loans Risk

Recent negative publicity that has been experienced due to our reduction in dividend payments in 2009, coupled with the decline in our stock trading volume over the last few quarters, may result in an increase level of deposit outflows. Additional negative publicity may result due to our declining earnings performance in the second and third quarters of 2009. Our deposits that are above FDIC insurance limits are particularly susceptible to withdrawal based on negative publicity about our current financial condition. Future negative news could raise withdrawal levels beyond the capacity of our currently available liquidity, which would result in a takeover of the bank by the FDIC. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation. We cannot guarantee that we will be successful in avoiding damage to our business from a decline in our reputation.

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

Because we are no longer considered well-capitalized, our ability to borrow funds from the Federal Reserve Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. As of September 30, 2009, our FHLB collateral maintenance factor was 125%, thereby reducing our available lendable collateral to serve against FHLB advances and letters of credit. Our ability to borrow from the FHLB may be further restricted based on the FHLB’s quarterly determination of our risk rating. As of the time of this filing, we had not been notified of any additional rating changes other than as previously disclosed within this Quarterly Report on Form 10-Q. In addition, because we are no longer considered well-capitalized, we cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within our normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.

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

Capital Adequacy Risk

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described herein, we have an immediate need to increase our capital ratios which requires us to raise additional capital and/or reduce the size of our balance sheet. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future to support growth.

The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired. In addition, if we issue additional equity capital, our existing shareholders’ interest would be diluted. At this time, the Board of Directors has not yet determined the type, timing, amount or terms of securities to be issued in a capital offering.

Strategic Project Plan Execution Risk

Our future performance will depend on our ability to implement successfully the Strategic Project Plan approved by the Board of Directors in June 2009. Among other tasks, this implementation will involve a variety of complex tasks, including improving our credit quality (e.g., through reducing our level of nonperforming assets by continuing to aggressively work problem credits, exploring a bulk sale of loans or other real estate owned, and possibly requiring additional writedowns to facilitate disposition), monitoring and accessing required liquidity, raising capital, and improving earnings. Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our strategic project plan and could materially adversely affect our business, financial condition, and results of operations.

Deposit Insurance Assessment Risk

As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the recent failure of several unaffiliated FDIC-insured depository institutions, and the FDIC’s new liquidity guarantee program, the deposit insurance premium assessments paid by all banks have increased. In addition to the increases to deposit insurance assessments approved by the FDIC, the bank’s risk category also changed as of June 30, 2009 as a result of the risk-based capital ratios which will also increase the bank’s premium assessments. The FDIC assessed a 5-basis point special assessment payable September 30, 2009. In addition, on September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that will require us and all insured institutions to prepay our estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. Unlike special assessments, prepaid assessments will not immediately affect our earnings. The entire amount of our prepaid assessment will be recorded as a prepaid expense as of December 30, 2009, the date the payment will be made. As of December 31, 2009, and each quarter thereafter, we will record an expense for our regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. The FDIC has also indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles. As a result, we anticipate our future insurance costs to be substantially higher than in previous periods.

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

In an effort to retain and build capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and suspended the quarterly common stock dividend for the second and third quarters of 2009. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, since our total risk-based capital ratio was 8.76% at September 30, 2009 which was below the “well-capitalized” regulatory minimum threshold of 10%, payment of a dividend on our common stock requires prior notification and non-objection from the FDIC. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

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

A Special Shareholders Meeting was held on September 15, 2009. 5,523,848 shares were voted of the 6,477,630 shares of $5 par value common stock entitled to vote at the Annual Shareholders’ Meeting.

Proposal #1 – Authorize Preferred Shares. To amend Palmetto Bancshares Inc.’s Articles of Incorporation to authorize the issuance of up to 2,500,000 shares of preferred stock with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors.

Number of “For” Votes	5,048,656
Number of “Against” Votes	463,265
Number of “Abstain” Votes	11,927

Proposal #2 – Revise Denial of Preemptive Rights. To amend Palmetto Bancshares Inc.’s Articles of Incorporation to revise the denial of preemptive rights provision to provide that the holders of shares of the Company, whether common or preferred, shall not have preemptive rights to purchase any shares of the Company, whether common or preferred.

Number of “For” Votes	4,396,109
Number of “Against” Votes	1,098,474
Number of “Abstain” Votes	29,265

Proposal #3 – Grant Chairperson Approval. Approval to grant the chairperson of the Special Meeting the authority to adjourn or postpone the Special Meeting, if necessary, in order to solicit additional proxies in the event that (a) there are not sufficient affirmative votes present at the Special Meeting or (b) a quorum is not present at the Special Meeting to adopt the amendments to the Company’s Articles of Incorporation.

Number of “For” Votes	4,481,652
Number of “Against” Votes	1,018,620
Number of “Abstain” Votes	23,576

Proposal #1, Proposal #2, and Proposal #3 required the affirmative vote of two-thirds of the shares of common stock outstanding on the Record Date. As described by the vote summary presented above, Proposal #1, Proposal #2, and Proposal #3 exceeded such voting requirements at the Annual Shareholders’ Meeting. Thus, the amendments described in Proposal #1, Proposal #2, and Proposal #3 were approved. At this time, we have not yet filed the amendments to our Articles of Incorporation with the South Carolina Secretary of State.

There were no other matters voted on by the Company’s shareholders at the Special Meeting of Shareholders.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PALMETTO BANCSHARES, INC.

By:

/s/ L. Leon Patterson
L. Leon Patterson
Chairman and Chief Executive Officer
Palmetto Bancshares, Inc.

/s/ Lauren S. Greer
Lauren S. Greer
Chief Financial Officer
The Palmetto Bank

Date: November 2, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002