Form 10-Q/A
period 2009-09-30
PALMETTO BANCSHARES INC
filed 2009-11-19
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 2, 2009 (the “Original Filing”). The Consolidated Balance Sheets in Part I, Item 1, of the Original Filing is being amended to correct a typographical error with regard to number of the Company’s authorized shares of common stock. The Original Filing listed authorized common stock of 10,000,000 at September 30, 2009, and the Amendment No. 1 includes the correct amount of authorized common stock of 25,000,000 at September 30, 2009.

To comply with certain technical requirements of the Securities and Exchange Commission’s rules in connection with filing this amendment, we are including as exhibits current dated certifications of our Chief Executive Officer and Chief Financial Officer.

No other changes are being made to the Original Filing.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$143,737	$29,305

Total cash and cash equivalents	143,737	29,305
Federal Home Loan Bank (“FHLB”) stock, at cost	6,155	6,566
Investment securities available for sale, at fair value	121,027	125,596
Mortgage loans held for sale	1,634	7,415
Loans, gross	1,080,679	1,158,480
Less: allowance for loan losses	(22,548)	(11,000)

Loans, net	1,058,131	1,147,480
Premises and equipment, net	29,470	26,347
Premises held for sale	—	1,651
Goodwill, net	3,691	3,691
Core deposit intangibles, net	—	34
Accrued interest receivable	4,642	5,466
Other	56,968	18,724

Total assets	$1,425,455	$1,372,275

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$130,401	$134,465
Interest-bearing	1,071,154	937,031

Total deposits	1,201,555	1,071,496
Retail repurchase agreements	20,927	16,357
Commercial paper (Master notes)	25,368	27,955
Other short-term borrowings	—	79,785
Long-term borrowings	82,000	52,000
Accrued interest payable	2,164	1,857
Other	5,175	7,049

Total liabilities	1,337,189	1,256,499

Shareholders’ equity
Common stock - par value $5.00 per share; authorized 25,000,000 and 10,000,000 shares at September 30, 2009 and December 31, 2008, respectively; issued and outstanding 6,477,630 and 6,446,090 at September 30, 2009 and December 31, 2008, respectively	32,271	32,230
Capital surplus	2,489	2,095
Retained earnings	57,147	87,568
Accumulated other comprehensive loss, net of tax	(3,641)	(6,117)

Total shareholders’ equity	88,266	115,776

Total liabilities and shareholders’ equity	$1,425,455	$1,372,275

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

Date: November 19, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	L. Leon Patterson’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002