Form 10-Q
period 2010-03-31
PALMETTO BANCSHARES INC
filed 2010-05-03
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $5.00 par value	6,495,130

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$156,984	$188,084

Total cash and cash equivalents	156,984	188,084
Federal Home Loan Bank (“FHLB”) stock, at cost	7,010	7,010
Investment securities available for sale, at fair value	115,893	119,986
Mortgage loans held for sale	1,121	3,884
Loans, gross	1,010,247	1,040,312
Less: allowance for loan losses	(28,426)	(24,079)

Loans, net	981,821	1,016,233
Premises and equipment, net	30,225	29,605
Goodwill, net	3,691	3,691
Accrued interest receivable	4,221	4,322
Real estate acquired in settlement of loans	28,867	27,826
Income tax refund receivable	738	20,869
Other	17,892	14,440

Total assets	$1,348,463	$1,435,950

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$139,454	$142,609
Interest-bearing	989,159	1,072,305

Total deposits	1,128,613	1,214,914
Retail repurchase agreements	21,417	15,545
Commercial paper (Master notes)	18,948	19,061
Long-term borrowings	96,000	101,000
Convertible debt	380	—
Accrued interest payable	1,528	2,020
Other	10,599	8,395

Total liabilities	1,277,485	1,360,935

Shareholders’ equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares at both March 31, 2010 and December 31, 2009; none issued and outstanding at both March 31, 2010 and December 31, 2009	—	—
Common stock - par value $5.00 per share; authorized 25,000,000 shares at both March 31, 2010 and December 31, 2009; issued and outstanding 6,495,130 at both March 31, 2010 and December 31, 2009	32,295	32,282
Capital surplus	2,677	2,599
Retained earnings	41,802	47,094
Accumulated other comprehensive loss, net of tax	(5,796)	(6,960)

Total shareholders’ equity	70,978	75,015

Total liabilities and shareholders’ equity	$1,348,463	$1,435,950

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended March 31,
	2010	2009
Interest income
Interest earned on cash and cash equivalents	$67	$6
Dividends paid on FHLB stock	4	—
Interest earned on investment securities available for sale
United States (“U.S.”) Treasury and federal agencies (taxable)	7	—
State and municipal (nontaxable)	385	429
Collateralized mortgage obligations (taxable)	613	841
Other mortgage-backed (taxable)	198	263
Interest and fees earned on loans	13,605	16,027

Total interest income	14,879	17,566
Interest expense
Interest paid on deposits	3,563	4,712
Interest paid on retail repurchase agreements	14	13
Interest paid on commercial paper	10	15
Interest paid on other short-term borrowings	—	77
Interest paid on long-term borrowings	493	371

Total interest expense	4,080	5,188

Net interest income	10,799	12,378
Provision for loan losses	10,750	2,175

Net interest income after provision for loan losses	49	10,203

Noninterest income
Service charges on deposit accounts, net	1,950	1,884
Fees for trust and investment management and brokerage services	651	534
Mortgage-banking	620	865
Automatic teller machine	303	300
Merchant services	794	278
Investment securities gains	8	2
Other	614	568

Total noninterest income	4,940	4,431
Noninterest expense
Salaries and other personnel	6,135	5,915
Occupancy	1,171	916
Furniture and equipment	967	883
Loss on disposition of premises, furniture, and equipment	5	55
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	715	454
Mortgage-servicing rights portfolio amortization and impairment	191	414
Marketing	295	368
Real estate acquired in settlement of loans writedowns and expenses	1,012	29
Other	2,832	2,483

Total noninterest expense	13,323	11,517

Net income (loss) before provision (benefit) for income taxes	(8,334)	3,117
Provision (benefit) for income taxes	(3,042)	1,123

Net income (loss)	$(5,292)	$1,994

Common and per share data
Net income (loss) - basic	$(0.82)	$0.31
Net income (loss) - diluted	(0.82)	0.31
Cash dividends	—	0.06
Book value	10.93	18.12
Weighted average common shares outstanding - basic	6,455,598	6,448,668
Weighted average common shares outstanding - diluted	6,455,598	6,529,972

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776
Net income				1,994		1,994
Other comprehensive loss, net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $84					(138)
Reclassification adjustment included in net income, net of tax impact of $1					(1)

Net unrealized loss on investment securities available for sale						(139)

Comprehensive income						1,855
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			16			16
Excess tax benefit from equity-based awards			107			107
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	37,540	10	69			79

Balance at March 31, 2009	6,487,630	$32,260	$2,373	$89,173	$(6,256)	$117,550

Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015
Net loss				(5,292)		(5,292)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $715					1,169
Reclassification adjustment included in net income, net of tax impact of $3					(5)

Net unrealized gain on investment securities available for sale						1,164

Comprehensive loss						(4,128)
Cash dividend declared and paid ($0.00 per share)				—		—
Compensation expense related to stock option plan			7			7
Common stock issued pursuant to restricted stock plan	—	13	71			84

Balance at March 31, 2010	6,495,130	$32,295	$2,677	$41,802	$(5,796)	$70,978

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the three month periods ended March 31,
	2010	2009
Operating activities
Net income (loss)	$(5,292)	$1,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	606	570
Amortization of core deposit intangibles	—	11
Loss on dispositions of premises held for sale	—	8
Amortization of unearned discounts / premiums on investment securities available for sale, net	31	27
Investment securities available for sale gains	(8)	(2)
Provision for loan losses	10,750	2,175
Originations of mortgage loans held for sale	(15,008)	(52,276)
Proceeds from sales of mortgage loans held for sale	18,114	48,651
Gains on sales of mortgage loans held for sale, net	(343)	(522)
Provision charged to expense on real estate acquired in settlement of loans	1,075	19
Compensation expense related to stock options granted	7	16
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	—	107
Decrease in other assets, net	16,780	464
Increase (decrease) in other liabilities, net	1,380	(1,888)

Net cash provided by (used in) operating activities	28,092	(646)

Investing activities
Proceeds from sales, maturities, calls, and repayments of investment securities available for sale	57,179	7,386
Purchases of investment securities available for sale	(51,233)	—
Purchases of FHLB stock	—	(1,344)
Redemptions of FHLB stock	—	900
Decrease in loans, net	19,769	1,276
Proceeds on sale of real estate acquired in settlement of loans	1,777	202
Proceeds on sale of premises held for sale	—	1,643
Purchases of premises and equipment, net	(1,226)	(3,017)

Net cash provided by investing activities	26,266	7,046

Financing activities
Decrease in transaction, money market, and savings deposit accounts, net	(584)	(59,315)
Increase (decrease) in time deposit accounts, net	(85,717)	156,173
Increase in retail repurchase agreements, net	5,872	4,748
Decrease in commercial paper, net	(113)	(4,733)
Decrease in other short-term borrowings	—	(64,382)
Repayments of long-term borrowings	(5,000)	—
Other common stock activity	84	185
Cash dividends paid on common stock	—	(389)

Net cash provided by (used in) financing activities	(85,458)	32,287

Net increase (decrease) in cash and cash equivalents	(31,100)	38,687
Cash and cash equivalents, beginning of period	188,084	29,305

Cash and cash equivalents, end of period	$156,984	$67,992

Supplemental cash flow disclosures
Cash paid (received) during the period for:
Interest expense	$4,572	$5,172

Income taxes paid (refunds received)	(20,933)	1,510

Significant noncash activities
Net unrealized gain (loss) on investment securities available for sale, net of tax	$1,164	$(139)

Loans transferred to real estate acquired in settlement of loans, at fair value	3,893	273

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company,” which may be referred to as “we,” “us,” or “our”) is a regional bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1904, and the Bank’s wholly-owned subsidiary, Palmetto Capital, we provide a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our primary market area of northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, which includes our wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Palmetto Capital, and other subsidiaries of the Bank. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company or its subsidiary. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements as of and for the three month periods ended March 31, 2010 and 2009 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date of this filing and has concluded that no subsequent events have occurred requiring accrual or disclosure in addition to that included herein.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. As of and since March 31, 2010, we have made no changes to our determination in the Annual Report on Form 10-K for the year ended December 31, 2009 that we had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income (loss) or shareholders’ equity as previously reported.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk, and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk includes primarily interest rate risk. The Company is exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. Market risk also reflects the risk of declines in the valuation of assets and liabilities and in the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of our total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of defaults and losses if those borrowers, or the value of such type of collateral, are adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Bank is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Bank also undergoes periodic examinations by regulatory agencies, which may subject the Bank to changes with respect to asset valuations, amount of required allowance for loan losses, lending requirements, capital levels, or operating restrictions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Certain accounting standards required additional disclosures for the three month period ended March 31, 2010, and such disclosures are included herein. Following is a summary of other applicable accounting pronouncements adopted by the Company during the three month period ended March 31, 2010 that required accounting changes beyond mere disclosures.

The Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard was effective for the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Its adoption had no material impact on our financial position, results of operations, or cash flows.

Recently Issued Applicable Accounting Pronouncements

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have a material impact on our financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income in accordance with GAAP, which establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. In accordance with this guidance, we elected to disclose changes in comprehensive income in our Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of FASB ASC 715	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive loss, before income tax impact	—	—	—	(224)	(224)
Income tax benefit	—	—	—	85	85

Accumulated other comprehensive loss, after income tax impact	—	—	—	(139)	(139)

Accumulated other comprehensive income (loss), after income tax impact, March 31, 2009	$(6,126)	$1,630	$(4,496)	$(1,760)	$(6,256)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2009	$(8,896)	$1,630	$(7,266)	$306	$(6,960)
Accumulated other comprehensive income, before income tax impact	—	—	—	1,876	1,876
Income tax expense	—	—	—	(712)	(712)

Accumulated other comprehensive income, after income tax impact	—	—	—	1,164	1,164

Accumulated other comprehensive income (loss), after income tax impact, March 31, 2010	$(8,896)	$1,630	$(7,266)	$1,470	$(5,796)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve regulations. The Bank reports our reservable liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag. For the maintenance period ended on April 7, 2010, based on reservable liabilities from February 23, 2010 through March 8, 2010, the Federal Reserve required the Bank to maintain reserves of $11.3 million. After taking into consideration our levels of vault cash, reserves of $1.4 million were required to be maintained with the Federal Reserve.

Concentrations and Restrictions

In an effort to manage our associated risks, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

Cash and cash equivalents restricted to secure a letter of credit totaled $250 thousand (0.2%) and $512 thousand (0.3%) as of March 31, 2010 and December 31, 2009, respectively. In addition, $836 thousand (0.5%) and $836 thousand (0.4%) of the balance of cash and cash equivalents was restricted as of March 31, 2010 and December 31, 2009, respectively, under our merchant credit card agreement.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$24,016	$—	$(1)	$24,015
State and municipal	41,590	2,026	—	43,616
Collateralized mortgage obligations	36,851	9	(237)	36,623
Other mortgage-backed (federal agencies)	11,067	597	(25)	11,639

Total investment securities available for sale	$113,524	$2,632	$(263)	$115,893

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$16,294	$3	$—	$16,297
State and municipal	44,908	1,880	(3)	46,785
Collateralized mortgage obligations	42,508	168	(2,358)	40,318
Other mortgage-backed (federal agencies)	15,783	838	(35)	16,586

Total investment securities available for sale	$119,493	$2,889	$(2,396)	$119,986

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

	March 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	4	$19,016	$1	—	$—	$—	4	$19,016	$1
State and municipal	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	1	2,563	237	—	—	—	1	2,563	237
Other mortgage-backed (federal agencies)	1	1,447	25	—	—	—	1	1,447	25

Total investment securities available for sale	6	$23,026	$263	—	$—	$—	6	$23,026	$263

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Based on our other-than-temporary impairment analysis as of March 31, 2010, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at March 31, 2010. An AAA rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	100%	3%	100%	100%
Aa1-A3	—	72	—	—
Baa1-B3	—	16	—	—
Not rated or withdrawn rating	—	9	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at March 31, 2010, 15% were rated AA+ by Standard and Poor’s ratings, 52% were rated AA, 19% were rated AA-, and 14%, or $566 thousand, were not rated by Standard and Poor’s ratings.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at March 31, 2010 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$27,916	$27,972
Due after one year through five years	24,839	26,094
Due after five year through ten years	11,985	12,638
Due after ten years	866	927
Collateralized mortgage obligations	36,851	36,623
Other mortgage-backed securities (federal agencies)	11,067	11,639

Total investment securities available for sale	$113,524	$115,893

The weighted average contractual life of investment securities available for sale was 3.7 years at March 31, 2010. Since 42%, based on amortized cost, of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

63% and 61% of the portfolio was pledged to secure public deposits, including retail repurchase agreements, and trust assets at March 31, 2010 and December 31, 2009, respectively. Of the $72.6 million and $73.2 million pledged at March 31, 2010 and December 31, 2009, respectively, $55.0 million and $56.3 million, respectively, of the portfolio was securing public deposits and trust assets.

$6.3 million (5%) of the portfolio at March 31, 2010 and December 31, 2009 was pledged to secure federal funds funding from a correspondent bank.

$26.2 million (23%) and $29.8 million (25%) of the portfolio at March 31, 2010 and December 31, 2009, respectively, was pledged to collateralize FHLB advances and letters of credit, of which $25.2 million and $26.8 million, respectively, was available as lendable collateral.

Concentrations

Three state and municipal security issuers issued securities with fair values ranging from 2.0% to 3.2% of total shareholders’ equity at March 31, 2010. Twelve state and municipal security issuers issued securities with fair values ranging from 1.0% to 1.7% of total shareholders’ equity at March 31, 2010.

Two collateralized mortgage obligation issuers issued securities with fair values of 1.9% and 3.6%, respectively, of total shareholders’ equity at March 31, 2010. Seven collateralized mortgage obligations, issued by the Government National Mortgage Association (“GNMA”), had an aggregate fair value and amortized cost of $32.7 million (46.1%) of shareholders’ equity at March 31, 2010.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at fair value at March 31, 2010 (dollars in thousands).

	Federal National Mortgage Association (“FNMA”)	Federal Home Loan Mortgage Corporation (“FHLMC”)	Government National Mortgage Association (“GNMA”)	Total
Other mortgage-backed (federal agencies)	$8,327	$1,865	$1,447	$11,639
As a percentage of shareholders’ equity	11.7%	2.6%	2.1%	16.4%

Realized Gains and Losses

Securities totaling $40.2 million were sold during the three month period ended March 31, 2010, resulting in a net gain on sale totaling $8 thousand. The proceeds from the sales were reinvested in GNMA collateralized mortgage obligations with an expected duration of 2.5 years.

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Realized gains	$1,147	$2
Realized losses	(1,139)	—

Net realized gains	$8	$2

4.	Loans

Composition

The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	March 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$198,236	19.7%	$205,465	19.8%
Farmland	1,016	0.1	466	—
Single-family residential	195,168	19.3	203,330	19.6
Multifamily residential	30,426	3.0	30,668	3.0
Nonfarm nonresidential	449,749	44.5	459,130	44.1
Commercial and industrial	59,958	5.9	61,788	5.9
Obligations of states and political subdivisions of the U.S.	1,091	0.1	1,418	0.1
General consumer	55,207	5.5	57,581	5.5
Credit line	5,082	0.5	5,501	0.5
Bankcards	12,833	1.3	13,214	1.3
Others	1,481	0.1	1,751	0.2

Loans, gross	$1,010,247	100.0%	$1,040,312	100.0%

Loans included in the preceding loan composition table are net of participations sold. Participations sold totaled $12.5 million at March 31, 2010 and December 31, 2009.

Mortgage loans serviced for the benefit of others amounted to $430.4 million and $426.6 million at March 31, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. $397.6 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at March 31, 2010 and December 31, 2009, respectively, of which $169.5 million and $162.0 million, respectively, was available as lendable collateral.

On March 31, 2010, $91.6 million of loans was pledged to collateralize for potential borrowings from the Federal Reserve Discount Window. Effective April 12, 2010, our borrowing relationship with the Federal Reserve was changed as described in Note 10. As a result, the amount of our loans pledged as collateral was reduced to $27.7 million.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$198,236	19.7%	228.6%
Multifamily residential	30,426	3.0	35.1
Nonfarm nonresidential	449,749	44.5	518.6

Total loans secured by commercial real estate	$678,411	67.2%	782.3%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$80,401	8.0%	92.7%
Land development - commercial	14,905	1.5	17.2
Land development - residential	57,481	5.7	66.3
Commercial construction:
Hotel / motel	192	—	0.2
Retail	4,458	0.4	5.2
Office	245	—	0.3
Multifamily	9,598	0.9	11.1
Industrial and warehouse	7,136	0.7	8.2
Healthcare	4,946	0.5	5.7
Miscellaneous commercial	4,792	0.5	5.5

Total development commercial real estate loans	184,154	18.2	212.4
Existing and other commercial real estate loans
Secured by:
Hotel / motel	104,840	10.4	120.9
Retail	26,527	2.6	30.6
Office	34,653	3.4	39.9
Multifamily	30,426	3.0	35.1
Industrial and warehouse	17,621	1.8	20.3
Healthcare	16,730	1.7	19.3
Miscellaneous commercial	132,475	13.1	152.8
Residential construction - speculative	6,932	0.7	8.0

Total existing and other commercial real estate loans	370,204	36.7	426.9
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	116,904	11.6	134.8
Commercial construction - owner occupied	3,207	0.3	3.7
Residential construction - contract	3,942	0.4	4.5

Total commercial real estate owner occupied and residential loans	124,053	12.3	143.0

Total loans secured by commercial real estate	$678,411	67.2%	782.3%

Asset Quality

Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Nonaccrual loans	$113,181	$96,936
Loans past due 90 days and still accruing	—	—

	$113,181	$96,936

No interest income was recorded during the three month period ended March 31, 2010 on loans classified as nonaccrual, as payments collected on nonaccrual loans are applied to the principal balance of the loan. Additional interest income of $823 thousand would have been reported during the three month period ended March 31, 2010 had these loans performed in accordance with their contractual terms. As a result, our earnings did not include this interest income.

Troubled Debt Restructurings. At March 31, 2010 and December 31, 2009, the principal balance of troubled debt restructurings totaled $16.2 million and $14.6 million, respectively.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses at the dates and for the periods indicated (in thousands).

	At and for the three month period ended March 31,
	2010	2009
Allowance for loan losses, beginning of period	$24,079	$11,000
Provision for loan losses	10,750	2,175
Loans charged-off	(7,242)	(615)
Loan recoveries	839	46

Net loans charged-off	(6,403)	(569)

Allowance for loan losses, end of period	$28,426	$12,606

Impaired Loans. The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	March 31, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses determined in accordance with FASB ASC 310	$25,528	$11,253
Other impaired loans	81,871	85,583

Total impaired loans	$107,399	$96,836

Average impaired loans calculated using a simple average	$102,118	$82,471
Related allowance for loan losses	6,997	5,250

5.	Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Land	$6,534	$6,534
Buildings	19,946	19,904
Leasehold improvements	5,329	5,313
Furniture and equipment	20,992	20,908
Software	3,995	3,719
Bank automobiles	784	820
Capital lease asset	1,239	420

Premises and equipment, gross	58,819	57,618
Accumulated depreciation	(28,594)	(28,013)

Premises and equipment, net	$30,225	$29,605

6.	Goodwill, net

Goodwill of $3.7 million at March 31, 2010 and December 31, 2009 resulted from past business combinations from 1988 through 1999. We perform our annual impairment testing as of June 30. Our impairment testing at June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates. Due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed an impairment test of our goodwill at December 31, 2009 and March 31, 2010. No impairment loss was recognized during the three month period ended March 31, 2010.

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $430.4 million and $426.6 million at March 31, 2010 and December 31, 2009, respectively, and are excluded from our Consolidated Balance Sheets.

The book value of mortgage-servicing rights at March 31, 2010 and December 31, 2009 was $3.0 million. Mortgage-servicing rights are included within the Other assets financial statement line item of the Consolidated Balance Sheets. The fair value of mortgage-servicing rights at March 31, 2010 and December 31, 2009 was $3.8 million and $3.6 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in the mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended March 31,
	2010	2009
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$3,039	$2,932
Capitalized mortgage-servicing rights	166	475
Mortgage-servicing rights portfolio amortization and impairment	(191)	(414)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$3,014	$2,993

Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Valuation allowance, beginning of period	$40	$30
Additions charged to and (reductions credited from) operations	(2)	9

Valuation allowance, end of period	$38	$39

8.	Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the Other assets financial statement line item on the Consolidated Balance Sheets at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Real estate acquired in settlement of loans	$28,867	$27,826
Personal property acquired in settlement of loans	113	188

Total property acquired in settlement of loans	$28,980	$28,014

Real Estate Acquired in Settlement of Loans Activity

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended March 31,
	2010	2009
Real estate acquired in settlement of loans, beginning of period	$27,826	$6,719
Plus: New real estate acquired in settlement of loans	3,893	273
Less: Sales of real estate acquired in settlement of loans	(1,777)	(202)
Less: Provision charged to expense	(1,075)	(19)

Real estate acquired in settlement of loans, end of period	$28,867	$6,771

During the three month period ended March 31, 2010, of the $1.8 million in total sales, one property with a carrying amount of $1.7 million was sold at a gain of $252 thousand. Subsequent to March 31, 2010, seven properties with an aggregate net carrying amount of $133 thousand were sold in a bulk sale auction. At April 28, 2010, 10 assets with an aggregate net carrying amount of $8.1 million were under contract for sale scheduled to close in the second quarter of 2010.

9.	Deposits

Composition

The following table summarizes traditional deposit composition at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Transaction deposit accounts	$435,030	$449,867
Money market deposit accounts	129,352	119,082
Savings deposit accounts	44,318	40,335
Time deposit accounts $100,000 and greater	303,769	263,664
Time deposit accounts less than $100,000	216,144	341,966

Total traditional deposit accounts	$1,128,613	$1,214,914

At March 31, 2010, $1.4 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $542 thousand at December 31, 2009.

Interest Expense on Deposit Accounts

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Transaction deposit accounts	$61	$245
Money market deposit accounts	161	168
Savings deposit accounts	32	31
Time deposit accounts	3,309	4,268

Total interest expense on traditional deposit accounts	$3,563	$4,712

10.	Borrowings

Federal Funds Accommodations

At March 31, 2010, we had access to federal funds funding, secured by U.S. Treasury and federal agency securities, from a correspondent bank. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Authorized federal funds funding accomodations	$5,000	$5,000
Utilized federal funds funding accomodations	—	—

Available federal funds funding accomodations	$5,000	$5,000

This federal funds funding source may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

As disclosed in Notes 3 and 4, we pledge investment securities and loans to collateralize FHLB advances and letters of credit. Additionally, we may pledge cash and cash equivalents. In order to compute lendable collateral amounts, the market value of pledged securities and loans balances is reduced by a collateral discount factor. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. Cash and cash equivalents, if pledged, are not subject to the collateralization maintenance level.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$169,521	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	25,209	26,791
Advances and letters of credit
Long-term advances	$(96,000)	$(101,000)
Letters of credit	(50,000)	(50,000)
Excess	$16,592	$55

The following table summarizes long-term FHLB borrowings at March 31, 2010 (dollars in thousands). Our long-term FHLB advances do not have embedded call options.

						Total
Borrowing balance	$12,000	$19,000	$30,000	$30,000	$5,000	$96,000
Interest rate	2.75%	0.63%	1.34%	2.89%	3.61%	1.98%
Maturity date	4/2/2010	1/7/2011	1/18/2011	3/7/2011	4/2/2013

In January 2010, we were notified by the FHLB that it will not allow incremental borrowings until our financial condition improves; however, the $12 million FHLB advance that was scheduled to mature on April 2, 2010 was extended for 12 months. The interest rate, which is a daily variable rate, was 0.36% at March 31, 2010.

Federal Reserve Discount Window

On March 31, 2010, $91.6 million of loans were pledged to collateralize potential borrowings from the Federal Reserve Discount Window. Effective for all borrowers on March 18, 2010, the maximum maturity for borrowings was shortened to overnight. As of April 12, 2010, we were required to post collateral of $5.7 million to cover the various Federal Reserve System services that are being utilized by the Company. In addition, any future potential borrowings from the Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We are also required to pledge collateral for such secondary borrowing capacity. As a result, on April 12, 2010 the amount of loans pledged as collateral was reduced to $27.7 million.

We had no outstanding borrowings from the Federal Reserve at March 31, 2010 or December 31, 2009.

Convertible Debt

On March 31, 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Company’s Board of Directors. The notes bear interest at 10% per year payable quarterly, have a stated maturity of March 31, 2015, may be prepaid by the Company at any time, and are mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution.

11.	Employee Benefit Plans

401(k) Plan

During the three month periods ended March 31, 2010 and 2009, matching contributions made in conjunction with our employee 401(k) plan totaled $98 thousand and $108 thousand, respectively.

Defined Benefit Pension Plan

Historically, we have offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least twelve months of continuous service and having attained age 21. The plan was frozen on December 31, 2007; accordingly, effective January 1, 2008, we ceased accruing pension benefits under the plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2007.

The Company recognizes the funded status of our defined benefit postretirement plan in our Consolidated Balance Sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that had not yet been recognized through net periodic benefit cost as of December 31, 2007 are recognized in accumulated other comprehensive income, net of tax impacts, until they are amortized as a component of net periodic cost.

The Company recognized an accrued pension liability, net at March 31, 2010 and December 31, 2009, which was included in the Other liabilities financial statement line item on the Consolidated Balance Sheets, of $3.9 million and $3.7 million, respectively.

The fair value of plan assets totaled $13.6 million and $13.2 million at March 31, 2010 and December 31, 2009, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the net periodic (income) expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense on the Consolidated Statements of Income (Loss), for the three month period ended March 31, 2010 (in thousands).

Interest cost	$227
Expected return on plan assets	(227)
Amortization of net actuarial loss	158

Net periodic pension (income) expense	$158

No expense was recorded during the three month period ended March 31, 2009.

Contributions. Employer contributions in the amount of at least $78 thousand will be made during 2010. Additional contributions may be made depending on the funded status of the plan.

12.	Equity Based Compensation

Stock Option Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan with various expiration dates through December 31, 2016. Of these, 132,810 stock option awards remained outstanding at March 31, 2010 with exercise prices ranging from $13.50 to $30.40. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

The compensation cost that was charged against pretax net income (loss) for previously granted stock option awards that vested during the three month periods ended March 31, 2010 and 2009 was $7 thousand and $16 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation cost was $1 thousand and $2 thousand, for the same periods, respectively.

At March 31, 2010, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the stock option plan but not yet recognized was $23 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

The following table summarizes stock option activity for the 1997 Stock Compensation Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2008	169,330	$20.98
Exercised	(4,000)	26.60

Outstanding at March 31, 2009	165,330	$20.84

Outstanding at December 31, 2009	147,210	$21.80
Forfeited	(14,400)	15.00

Outstanding at March 31, 2010	132,810	$22.54

The following table summarizes information regarding stock option awards outstanding and exercisable at March 31, 2010.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding at 3/31/10	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 3/31/10	Weighted- average exercise price
$13.50			7,800	0.75	$13.50	7,800	$13.50
$15.00	to	$20.00	40,010	2.31	17.75	40,010	17.75
$23.30	to	$26.60	51,200	4.12	24.47	51,200	24.47
$27.30	to	$30.40	33,800	5.78	27.37	26,480	27.36

Total			132,810	3.80	22.54	125,490	22.26

At March 31, 2010, we determined the fair value of our common stock based on the average of the last five trades reported through our Private Trading System. At March 31, 2010, the fair value of our common stock did not exceed the exercise price of any options outstanding and exercisable. Cash received from stock option exercises under the stock option plan during the three month period ended March 31, 2009 was $106 thousand. The total intrinsic value of stock options exercised during the three month period ended March 31, 2009 was $62 thousand. There were no stock options exercised during the three month period ended March 31, 2010.

Restricted Stock Plan

250,000 shares of common stock have been reserved for issuance under the Palmetto Bancshares, Inc. 2008 Restricted Stock Plan, which provides for the grant of common stock awards to the Company’s employees, officers, and directors. The first awards were granted under the Plan during 2009. The following table summarizes restricted stock activity at the dates and for the periods indicated.

	Restricted stock outstanding	Weighted- average grant price
Outstanding at December 31, 2008	—	$—
Granted	37,540	42.00

Outstanding at March 31, 2009	37,540	$42.00

Outstanding at December 31, 2009	45,040	$34.21
Granted	—	—

Outstanding at March 31, 2010	45,040	$34.21

The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. We measure compensation cost for restricted stock awards at fair value and recognize compensation expense over the service period. As such, expense relative to 2009 grants is recognized ratably over the five year vesting period of the stock award grants. Of the restricted stock shares outstanding at March 31, 2010, 39% perform their annual vesting on July 1 and 61% perform their annual vesting on December 31. The compensation cost that was charged against pretax income during the three month periods ended March 31, 2010 and March 31, 2009 for restricted stock awards was $85 thousand and $79 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation cost was $30 thousand and $28 thousand, for the same periods, respectively. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At March 31, 2010, based on restricted stock awards outstanding at that time, the total pretax compensation cost related to nonvested restricted stock awards granted under the restricted stock plan but not yet recognized was $1.2 million. This cost is expected to be recognized over a remaining period through 2014. The estimation of restricted stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

At March 31, 2010, there was no intrinsic value associated with the restricted stock as the fair value did not exceed the fair value on the date of grant. At March 31, 2010, 204,960 shares were available for issuance under the plan.

Shares of restricted stock granted to employees under the 2008 Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

13.	Shareholders’ Equity and Average Share Information

Cash Dividends

For the three month period ended March 31, 2009, we paid quarterly cash dividends totaling $389 thousand, or $0.06 per common share. Since that period, the Board of Directors has not declared or paid a dividend on our common stock. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. Since our total risk-based capital ratio was below the well-capitalized regulatory minimum threshold at March 31, 2010, payment of a dividend on our common stock would have required prior notification and non-objection from the FDIC.

Average Share Information

The following table summarizes our reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three month periods ended March 31,
	2010	2009
Weighted average common shares outstanding - basic	6,455,598	6,448,668
Dilutive impact resulting from potential common share issuances	—	81,304

Weighted average common shares outstanding - diluted	6,455,598	6,529,972

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted per share amount for the three month period ended March 31, 2010 as inclusion would be antidilutive given our net loss during the period.

14.	Income Taxes

During 2009, the U.S. Congress extended the net operating loss carryback period from two years to five years for qualifying institutions. As a result of our net operating loss in 2009, the Company filed income tax refund claims and recorded receivables related to carrybacks from 2004 through 2007 and federal and state tax refund claims for estimated taxes paid in 2009 totaling $20.9 million, all of which were received as of March 31, 2010. Our income tax receivable recorded at March 31, 2010 was primarily the result of our net operating loss for the three month period ended March 31, 2010 which was carried back to 2008.

Effective January 1, 2010, the available carryback years for net operating losses under the Internal Revenue Code rules reverted from five years back to two years. The Company has carryback capacity in 2010 to recapture up to $7.9 million of taxes paid in 2008.

As of March 31, 2010, net deferred income tax assets totaling $8.0 million are recorded in the Company’s balance sheet. As of that date, we determined that $6.7 million of our net deferred income tax assets are realizable based primarily on an available refund from net operating loss carryback against income taxes previously paid in 2008, and $1.3 million is supported by tax planning strategies and projections of future taxable income. Accordingly, no valuation allowance is recorded against net deferred income tax assets as of March 31, 2010.

As of December 31, 2009, we determined that all of our $5.8 million of net deferred income tax assets would be realizable based primarily on available net operating loss carrybacks refundable from income taxes previously paid and no valuation allowance was recorded at that date.

15.	Commitments, Guarantees, and Other Contingencies

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

The following table summarizes the contractual amounts of our unused lending commitments relating to extension of credit with off-balance sheet risk at March 31, 2010 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$49,729
Bankcard lines	46,729
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	4,124
Commercial real estate, other construction loan, and land development loan commitments	24,213
Other	45,128

Total commitments to extend credit	$169,923

Commitments to fund “other” loans are comprised primarily of overdraft protection lines and lines related to commercial and industrial loans.

Standby letters of credit are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $3.9 million and $4.6 million at March 31, 2010 and December 31, 2009, respectively.

The reserve for unfunded commitments at March 31, 2010 and December 31, 2009 was $214 thousand and $128 thousand, respectively, and is recorded in the Other liabilities financial statement line item in the Consolidated Balance Sheet.

Loan Participations

With regard to participations sold aggregating $23.9 million at March 31, 2010 ($12.5 million of which related to gross loan balances and $11.4 million of which related to the contractual loan balances of real estate acquired in settlement of loans), we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to our duties to the participating banks.

Derivatives

See Note 16 for further discussion regarding our off-balance sheet arrangements and commitments related to our derivative loan commitments and freestanding derivatives.

Real Property Operating Lease Obligations

We lease certain of our office facilities and real estate related to banking services under operating leases. There has been no significant change in future minimum lease payments payable as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Legal Proceedings

We are subject to actual and threatened legal proceedings and other claims against us arising out of the conduct of our business. Some of these suits and proceedings seek damages, fines, or penalties. These suits and proceedings are being defended by, or contested on behalf of, us. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material impact on our financial position or results of operations.

16.	Derivative Financial Instruments and Hedging Activities

At March 31, 2010 and December 31, 2009, our only derivative instruments related to our residential mortgage lending activities. We are required to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

We originate certain residential loans with the intention of selling these loans. Between the time that we enter into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, we are subject to variability in market prices related to these commitments. We also enter into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the

Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within the Mortgage-banking financial statement line item of the Consolidated Statements of Income (Loss).

At March 31, 2010, commitments to originate conforming loans totaled $5.8 million. At March 31, 2010, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $93 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $1 thousand. At December 31, 2009, commitments to originate conforming loans totaled $7.0 million. At December 31, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $52 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $11 thousand. The net change in derivative loan commitment fair values during the three month period ended March 31, 2010 resulted in net derivative loan commitment income of $51 thousand for the period.

Forward sales commitments totaled $13.8 million at March 31, 2010. At March 31, 2010, forward sales commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $23 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $8 thousand. At December 31, 2009, forward sales commitments totaled $10.0 million. At December 31, 2009, these forward sales commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $92 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $1 thousand. The net change in forward sales commitment fair values during the three month period ended March 31, 2010 resulted in net forward sales commitment expense of $76 thousand for the period.

17.	Disclosures Regarding Fair Value

Fair Valuation Measurements

We apply the provisions of FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under GAAP. FASB ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the Consolidated Balance Sheets in periods subsequent to initial recognition whether the measurements are made on a recurring basis (for example, investment securities available-for-sale) or on a nonrecurring basis (for example, impaired loans).

FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices in active markets for identical assets or liabilities;

•

Level 2 - observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Disclosures about the fair value of all financial instruments whether or not recognized in the Consolidated Balance Sheets for which it is practicable to estimate that value are required. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Loans. We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize our assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$24,015	$55,255	$36,623	$115,893
Derivative financial instruments	—	117	—	117

Total assets measured at fair value on a recurring basis	$24,015	$55,372	$36,623	$116,010

Liabitites
Derivative financial instruments	$—	$9	$—	$9

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$16,297	$63,371	$40,318	$119,986
Derivative financial instruments	—	144	—	144

Total assets measured at fair value on a recurring basis	$16,297	$63,515	$40,318	$120,130

Liabitites
Derivative financial instruments	$—	$12	$—	$12

The following tables summarize the detail of investment securities available for sale fair value measurements from brokers or third party pricing services by level at the dates indicated (in thousands).

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$36,623	$36,623
Third party pricing services	24,015	55,255	—	79,270

Total	$24,015	$55,255	$36,623	$115,893

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$40,318	$40,318
Third party pricing services	16,297	63,371	—	79,668

Total	$16,297	$63,371	$40,318	$119,986

The following table reconciles the beginning and ending balances of investment securities available for sale fair value measurements using significant unobservable inputs on a recurring basis at the dates and for the period indicated (in thousands).

Level 3
Balance, December 31, 2009	$40,318
Total gains / losses (realized / unrealized) included in:
Net income / loss	(371)
Accumulated other comprehensive income	2
Purchases, sales, issuances, and settlements, net	(3,326)
Transfers in and (out) of level three	—

Balance, March 31, 2010	$36,623

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize our assets measured at fair value on a nonrecurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans, net	$—	$83,343	$11,793	$95,136
Real estate and personal property acquired in settlement of loans	—	26,219	2,761	28,980

Total assets measured at fair value on a nonrecurring basis	$—	$109,562	$14,554	$124,116

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans, net	$—	$75,209	$14,097	$89,306
Real estate and personal property acquired in settlement of loans	—	25,522	2,492	28,014

Total assets measured at fair value on a nonrecurring basis	$—	$100,731	$16,589	$117,320

Carrying Amounts and Estimated Fair Value of Principal Financial Assets and Liabilities

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

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans, gross	908,379	876,123	$945,864	$912,277

Total assets	$908,379	$876,123	$945,864	$912,277

Liabilities
Deposits	$1,128,613	1,121,128	$1,214,914	$1,206,857
Long-term borrowings	96,000	95,163	101,000	100,119

Total liabilities	$1,224,613	$1,216,291	$1,315,914	$1,306,976

18.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). Although our Tier 1 leverage ratio and Tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively, at March 31, 2010 and December 31, 2009, our total risk-based capital ratio was below the well-capitalized regulatory minimum threshold of 10%. Therefore we were classified in the adequately-capitalized category at March 31, 2010 and December 31, 2009.

Since March 31, 2010, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be “well capitalized” under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2010
Total capital to risk-weighted assets
Company	$85,758	8.09%	$84,852	8.00%	n/a	n/a
Bank	86,718	8.17	84,938	8.00	$106,172	10.00%
Tier 1 capital to risk-weighted assets
Company	72,310	6.82	42,426	4.00	n/a	n/a
Bank	73,257	6.90	42,469	4.00	63,703	6.00
Tier 1 leverage ratio
Company	72,310	5.30	54,579	4.00	n/a	n/a
Bank	73,257	5.36	54,640	4.00	68,300	5.00
At December 31, 2009
Total capital to risk-weighted assets
Company	$93,298	8.25%	$90,426	8.00%	n/a	n/a
Bank	93,013	8.22	90,518	8.00	$113,147	10.00%
Tier 1 capital to risk-weighted assets
Company	79,046	6.99	45,213	4.00	n/a	n/a
Bank	78,745	6.96	45,259	4.00	67,888	6.00
Tier 1 leverage ratio
Company	79,046	5.55	56,951	4.00	n/a	n/a
Bank	78,745	5.52	57,042	4.00	71,302	5.00

Restrictions

Deposits. As a result of being adequately-capitalized at March 31, 2010, although we had none at or since March 31, 2010, we may not accept brokered deposits unless a waiver is granted by the FDIC. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010 we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

Dividends. The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. As a result of our being adequately-capitalized at March 31, 2010 and December 31, 2009, we are restricted from declaring and paying a dividend on our common stock without prior notification and non-objection from the FDIC.

Other. Based on discussions with the FDIC following its most recent safety and soundness examination of the Bank in November 2009, the Bank presently expects to receive a written agreement from the FDIC at some point in 2010 which would require the Bank to take certain actions to address matters raised in the examination. These actions may include, but are not limited to, addressing asset quality, capital adequacy, earnings, and liquidity. Furthermore, the written agreement may establish new minimum capital ratios for the Bank. If these ratios are not met, it may change how the Bank is categorized. The Company may also receive a similar agreement from the Federal Reserve. If the Company and the Bank were to receive written agreements from the FDIC and the Federal Reserve, and if the Company and the Bank were to fail to comply with the requirements in the written agreements, then we may be subject to further regulatory action.

To raise additional capital, we have engaged an investment banking firm and are executing a capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes. Currently, our plan is to raise additional capital in the next few months, and we are in active discussions with potential investors; however, the Board of Directors has not yet determined the type, timing, amount, or terms of securities to be issued in the offering, and there are no assurances that the offering will be completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors impacting our financial condition as of March 31, 2010 and results of operations and cash flows for the three month period ended March 31, 2010. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption which continue to impact the Company in 2010. There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

Selected Financial Data

The following consolidated financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data) (unaudited).

	For the three month period ended March 31, 2010	For the three month period ended December 31, 2009	For the three month period ended September 30, 2009	For the three month period ended June 30, 2009	For the three month period ended March 31, 2009	For the year ended December 31, 2009
STATEMENTS OF INCOME (LOSS)
Interest income	$14,879	$15,708	$17,046	$15,890	$17,566	$66,210
Interest expense	4,080	5,099	5,530	5,622	5,188	21,439

Net interest income	10,799	10,609	11,516	10,268	12,378	44,771
Provision for loan losses	10,750	17,225	24,000	30,000	2,175	73,400

Net interest income (loss) after provision for loan losses	49	(6,616)	(12,484)	(19,732)	10,203	(28,629)
Noninterest income	4,940	4,625	4,543	5,103	4,431	18,702
Noninterest expense	13,323	13,628	13,998	13,143	11,517	52,286

Net income (loss) before provision (benefit) for income taxes	(8,334)	(15,619)	(21,939)	(27,772)	3,117	(62,213)
Provision (benefit) for income taxes	(3,042)	(5,566)	(7,764)	(9,921)	1,123	(22,128)

Net income (loss)	$(5,292)	$(10,053)	$(14,175)	$(17,851)	$1,994	$(40,085)

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$(0.82)	$(1.55)	$(2.20)	$(2.77)	$0.31	$(6.21)
Diluted	(0.82)	(1.55)	(2.20)	(2.77)	0.31	(6.21)
Cash dividends per common share	—	—	—	—	0.06	0.06
Book value per common share	10.93	11.55	13.63	15.45	18.12	11.55
Outstanding common shares	6,495,130	6,495,130	6,477,630	6,477,630	6,487,630	6,495,130
Weighted average common shares outstanding - basic	6,455,598	6,450,150	6,450,090	6,450,090	6,448,668	6,449,754
Weighted average common shares outstanding - diluted	6,455,598	6,450,150	6,450,090	6,450,090	6,529,972	6,449,754
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	19.51%	n/a %

PERIOD-END BALANCES
Assets	$1,348,463	$1,435,950	$1,425,455	$1,465,529	$1,403,570	$1,435,950
Investment securities available for sale, at fair value	115,893	119,986	121,027	113,347	117,961	119,986
Total loans	1,011,368	1,044,196	1,082,313	1,138,832	1,167,924	1,044,196
Deposits (including traditional and nontraditional)	1,168,978	1,249,520	1,247,850	1,275,744	1,212,681	1,249,520
Other short-term borrowings	—	—	—	—	15,403	—
Long-term borrowings	96,000	101,000	82,000	82,000	52,000	101,000
Convertible debt	380	—	—	—	—	—
Shareholders’ equity	70,978	75,015	88,266	100,088	117,550	75,015

AVERAGE BALANCES
Assets	$1,368,244	$1,431,639	$1,462,846	$1,441,610	$1,387,349	$1,430,271
Interest-earning assets	1,283,045	1,332,232	1,385,232	1,378,059	1,315,765	1,352,956
Investment securities available for sale, at fair value	117,702	120,606	115,377	117,532	123,511	119,238
Total loans	1,031,740	1,070,390	1,126,812	1,162,453	1,164,661	1,130,809
Deposits (including traditional and nontraditional)	1,181,492	1,248,568	1,270,659	1,255,243	1,154,179	1,232,526
Other short-term borrowings	2	112	1,386	6,605	54,437	15,447
Long-term borrowings	99,666	84,063	82,000	53,647	52,000	68,054
Convertible debt	4	—	—	—	—	—
Shareholders’ equity	76,648	88,879	102,298	118,922	117,894	106,906

SELECT PERFORMANCE RATIOS
Return on average assets	(1.57)%	(2.79)%	(3.84)%	(4.97)%	0.58%	(2.80)%
Return on average shareholders’ equity	(28.00)	(44.87)	(54.97)	(60.21)	6.86	(37.50)
Net interest margin	3.41	3.16	3.30	2.99	3.82	3.31

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	5.60%	6.21%	6.99%	8.25%	8.50%	7.47%
Shareholders’ equity as a percentage of assets, at period end	5.26	5.22	6.19	6.83	8.38	5.22
Tier 1 risk-based capital	6.82	6.99	7.50	8.46	9.74	6.99
Total risk-based capital	8.09	8.25	8.76	9.71	10.77	8.25
Tier 1 leverage ratio	5.30	5.55	5.99	7.17	8.67	5.55

ASSET QUALITY INFORMATION
Allowance for loan losses	$28,426	$24,079	$22,548	$21,965	$12,606	$24,079
Nonaccrual loans	113,181	96,936	92,532	95,549	56,115	96,936
Nonperforming assets	142,161	124,950	120,297	113,413	63,648	124,950
Net loans charged-off	6,403	15,694	23,417	20,641	569	60,321
Allowance for loan losses as a percentage of gross loans	2.81%	2.31%	2.09%	1.95%	1.09%	2.31%
Nonaccrual loans as a percentage of gross loans and foreclosed assets	10.89	9.07	8.35	8.35	4.82	9.07
Nonperforming assets as a percentage of assets	10.54	8.70	8.44	7.74	4.53	8.70
Net loans charged-off as a percentage of average gross loans	2.53	5.83	8.28	7.18	0.20	5.36

Executive Summary of First Quarter 2010 Financial Results

Context for the Three Month Period Ended March 31, 2010 and the Company

2009 was a very challenging year for the Company, the banking industry, and the U.S. economy in general, and these challenges have continued into 2010. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•	Ongoing financial crisis in the overall U.S. economy that generally started in August 2008 and continued in 2009, for which the banking industry and the Company continue to be adversely affected.

•	Volatile equity markets that declined significantly during the first half of 2009 and have since begun to improve.

•

Significant stress on the banking industry with significant financial assistance to many financial institutions, extensive regulatory and congressional scrutiny, and new regulatory rules and requirements.

•	General anxiety on the part of our customers and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•	Low and uncertain interest rate environment particularly given the government intervention in the financial markets, with current expectations of rising interest rates in the foreseeable future.

•	High levels of unemployment nationally and in our local markets that have continued to increase, although some recent reports appear to indicate the beginning of an improving trend.

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009 growing total assets 57% during that period that resulted in the Company reaching a natural “maturity/life cycle hump” that is typical for banks that reach that asset size. Typical challenges associated with this stage of our life cycle include:

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

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), the Company hired Samuel L. Erwin in March 2009 and Lee. S. Dixon in May 2009 as senior executive vice presidents. Effective July 1, 2009, the Company named Mr. Erwin as Chief Executive Officer and President of the Bank and Mr. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009.

•	Messrs. Erwin and Dixon have proven bank turn around and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company back to the Great Depression in the 1930s. We also incurred a net loss in the first quarter 2010, although our quarterly losses have decreased each quarter since the second quarter 2009.

•	Increased regulatory scrutiny given declining asset quality, financial results and capital position.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of higher priced certificates of deposit accounts used to fund the loan growth during that period. As a result, gross loans and total traditional deposits have decreased $146.1 million and $39.7 million, respectively, from March 31, 2009 to March 31, 2010.

In light of the above, in 2009, management and the Board of Directors reacted quickly and defined three strategic initiatives, which are summarized as follows:

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

2010 Annual Strategic Plan

•       Strategic planning at the corporate and department level for calendar year 2010 in the context of the uncertain economic environment

•       Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets

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

Bank of the Future

•       Reinventing the Bank to be “the bank of the future”

•       Determining the “customer of tomorrow” and refining our products, services, and distributions channels to meet their expectations

•       Adapting to the rapidly changing financial services landscape

Three to five years

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors focused a tremendous amount of time and effort on addressing all three initiatives in 2009 and continuing into 2010 with the overall objectives being: 1) to aggressively deal with our credit quality and earnings issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank” that might otherwise normally take several years to accomplish. While many believe the recession officially ended in 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Company to return to profitability once the economy begins to recover.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the effects of the most pronounced recession in decades. Unemployment in South Carolina rose significantly throughout 2009 and into 2010 and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in the first quarter 2010 were significantly impacted by the following in comparison to the first quarter of 2009:

•	Provision for loan losses totaling $10.8 million compared to $2.2 million in 2009.

•	Real estate acquired in settlement of loans writedowns and expenses totaling $1.0 million compared to $29 thousand in 2009.

•	Foregone interest of $1.0 million on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 4.15%.

•

Higher FDIC insurance premiums due to our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our classification as adequately-capitalized totaling $715 thousand compared to $454 thousand in 2009.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan which were not incurred in the first quarter 2009.

In total, the above reduced our earnings by more than $10.9 million for the three month period ended March 31, 2010 compared to the same period of 2009. Accordingly, management believes successful completion of the Strategic Project Plan will result in significant near term improvement to our earnings.

The credit-related costs for banks associated with the recession are significant. Beginning in the fourth quarter of 2008 and continuing into 2010, we recognized that construction, acquisition and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. During 2009, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration manifested itself in our borrowers in several ways: the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), cash flows from the borrowers themselves and guarantors were under pressure due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The result of the above was a significant increase in the level of nonperforming assets through March 31, 2010. In addition, many of these loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated costs to sell with the fair values determined primarily based on third party appraisals. During 2009 and continuing into 2010, appraised values decreased significantly even in comparison to appraisals received within the past 12 to 48 months. As a result, our evaluation of our loan portfolio and allowance for loan losses at March 31, 2010 resulted in net charge-offs of $6.4 million and a provision for loan losses of $10.8 million during the three month period ended March 31, 2010.

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

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan. No one yet can predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, eventual improvement in the economy and the real estate markets, and raising additional capital, will help our borrowers and us weather this storm and continue our road to recovery and return to profitability. To date, while we are still incurring net losses, execution of the plan has resulted in a decreasing net loss each quarter since the second quarter 2009.

Credit Quality. Given the negative asset quality trends within our loan portfolio which began in 2008 and accelerated during 2009, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio. In May and June 2009, we performed an expanded internal loan review of our nonconsumer loan portfolio that covered 70% of these loans. In July and August 2009, an independent loan review firm also reviewed 35% of our nonconsumer loan portfolio. In February 2010, we performed another internal loan review of our nonconsumer loan portfolio that covered 154 loans totaling $274.4 million.

•

For problem loans identified, we have prepared written workout plans that are borrower specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral.

•	We have also increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations.

•

In July 2009, we hired a new Chief Credit Officer and reevaluated our lending policies and procedures and Credit Administration function and implemented significant enhancements. Among other changes, we have reorganized our Credit Administration function, hired additional internal resources and external consulting assistance, and reorganized our line of business lending roles and responsibilities including separate designation of a commercial lending line of business with more direct oversight and clearer accountability.

•

We are actively marketing problem assets for sale. In the past two quarters, we have sold real estate acquired in settlement of loans aggregating $2.1 million, and currently, of those in the portfolio at March 31, 2010, we have real estate acquired in settlement of loans under contract for sale aggregating $8.1 million. In April 2010, we hired two additional personnel with expertise in problem asset workout and disposition.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•	Executing targeted deposit growth and retention campaigns which resulted in retained and new certificates of deposit aggregating $187.7 million as of April 28, 2010, since January 1, 2010.

•	Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB and Federal Reserve borrowings.

•	Monitoring our correspondent bank lines of credit.

•	Accelerating the filing of our 2009 income tax refund claims resulting in refunds received totaling $20.9 million in the first quarter 2010.

•

Maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $1.0 million for the three month period ended March 31, 2010 compared to the same period of 2009, when compared with investing these funds at the average yield of 4.15% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. However, we expect to maintain this cash balance for the foreseeable future.

At April 28, 2010, funding sources included cash invested at the Federal Reserve totaling $140.3 million, $7.2 million in available repurchase agreement capacity, and our correspondent bank line of credit totaling $5.0 million.

Capital. At March 31, 2010, our Tier 1 leverage ratio and Tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively. Our total risk-based capital ratio, however, was 8.09%, which is below the well-capitalized regulatory minimum threshold of 10%. To preserve our capital we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio by $146.1 million since March 31, 2009.

•	Evaluated other capital saving alternatives such as asset sales and reducing outstanding credit commitments.

•	Issued unsecured convertible debt from the Company in March 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution.

•

To raise additional capital, we have engaged an investment banking firm and are executing a capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes at the Bank. Currently, our plan is to raise additional capital in the next few months; however, the Board of Directors has not yet determined the type, timing, amount or terms of securities to be issued in an offering.

Earnings. We have developed an earnings plan that is focused on improvement through a combination of revenue increases and expense reductions including assistance from external consulting firms to review our current and potential new products and services and related rates and fees, and to identify process and efficiency improvements.

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At March 31, 2010, loans aggregating $209.0 million had interest rate floors, of which $174.1 million had floors greater than 5%. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from debit card transactions. We have also evaluated the profitability of all of our pre-existing deposit accounts and in the second quarter of 2010 plan to begin the migration of unprofitable accounts to these new accounts to generate additional noninterest income.

•

Regarding noninterest expenses, we have identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and into 2010, and are continuing to review other expense areas for additional reductions with assistance from a consulting firm that specializes in process and efficiency reviews. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

Lastly, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010, we entered into a referral and services agreement with Global Direct Payments, Inc. related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services noninterest income in the amount of $559 thousand, net of transaction costs, for the three month period ended March 31, 2010.

Summary

In summary, during the three month period ended March 31, 2010, we continued to be impacted by the negative financial conditions of our borrowers and the economy in general, but we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009. To date, while we are still incurring net losses, execution of the Plan has resulted in a decreasing net loss each quarter since the second quarter 2009. We continue to rapidly execute the Plan with a current focus on raising additional capital.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. Our policies governing the accounting for our allowance for loan losses and the related reserve for unfunded commitments, mortgage-servicing rights portfolio, goodwill, real estate acquired in settlement of loans, the realization of our deferred tax asset, defined benefit pension plan, the valuation of our common stock, and the determination of fair value of financial instruments were determined to be critical as reported in the Annual Report on Form 10-K for the year ended December 31, 2009. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2010	December 31, 2009	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$156,984	$188,084	$(31,100)	(16.5)%

Total cash and cash equivalents	156,984	188,084	(31,100)	(16.5)
FHLB stock, at cost	7,010	7,010	—	—
Investment securities available for sale, at fair value	115,893	119,986	(4,093)	(3.4)
Mortgage loans held for sale	1,121	3,884	(2,763)	(71.1)
Loans, gross	1,010,247	1,040,312	(30,065)	(2.9)
Less: allowance for loan losses	(28,426)	(24,079)	(4,347)	18.1

Loans, net	981,821	1,016,233	(34,412)	(3.4)
Premises and equipment, net	30,225	29,605	620	2.1
Goodwill, net	3,691	3,691	—	—
Accrued interest receivable	4,221	4,322	(101)	(2.3)
Real estate acquired in settlement of loans	28,867	27,826	1,041	3.7
Income tax refund receivable	738	20,869	(20,131)	(96.5)
Other	17,892	14,440	3,452	23.9

Total assets	$1,348,463	$1,435,950	$(87,487)	(6.1)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$139,454	$142,609	$(3,155)	(2.2)%
Interest-bearing	989,159	1,072,305	(83,146)	(7.8)

Total deposits	1,128,613	1,214,914	(86,301)	(7.1)
Retail repurchase agreements	21,417	15,545	5,872	37.8
Commercial paper (Master notes)	18,948	19,061	(113)	(0.6)
Long-term borrowings	96,000	101,000	(5,000)	(5.0)
Convertible debt	380	—	380	100.0
Accrued interest payable	1,528	2,020	(492)	(24.4)
Other	10,599	8,395	2,204	26.3

Total liabilities	1,277,485	1,360,935	(83,450)	(6.1)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	32,295	32,282	13	—
Capital surplus	2,677	2,599	78	3.0
Retained earnings	41,802	47,094	(5,292)	(11.2)
Accumulated other comprehensive loss, net of tax	(5,796)	(6,960)	1,164	(16.7)

Total shareholders’ equity	70,978	75,015	(4,037)	(5.4)

Total liabilities and shareholders’ equity	$1,348,463	$1,435,950	$(87,487)	(6.1)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $31.1 million (16.5%) at March 31, 2010 over December 31, 2009 primarily as a result of a decline in certificate of deposit accounts. Cash and cash equivalents totaled $157.0 million at March 31, 2010. We maintain our excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, we are intentionally maintaining these higher cash balances to provide liquidity, notwithstanding the negative impact to our interest income since we only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. For the three month period ended March 31, 2010, the difference between the interest earned on the cash at the Federal Reserve at 25 basis points and the interest that could have been earned by investing this cash in the securities portfolio at the average yield on the portfolio of 4.15% was $1.0 million. Once the banking industry returns to a more stable operating environment and we raise additional capital, our plan is to reinvest these cash reserves into higher yielding assets which should significantly improve our net interest margin.

Concentrations and Restrictions. In an effort to manage our associated risks, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans. Therefore, management regularly evaluates the risk associated with the counterparties to these transactions to ensure that we do not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

Cash and cash equivalents restricted to secure a letter of credit totaled $250 thousand (0.2%) and $512 thousand (0.3%) as of March 31, 2010 and December 31, 2009, respectively. In addition, $836 thousand (0.5%) and $836 thousand (0.4%) of the balance of cash and cash equivalents was restricted as of March 31, 2010 and December 31, 2009, respectively, under our merchant credit card agreements.

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

	March 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
U.S. Treasury and federal agencies	$24,015	20.7%	$16,297	13.6%
State and municipal	43,616	37.6	46,785	39.0
Collateralized mortgage obligations	36,623	31.6	40,318	33.6
Other mortgage-backed (federal agencies)	11,639	10.1	16,586	13.8

Total investment securities available for sale	$115,893	100.0%	$119,986	100.0%

Average balances of investment securities available for sale decreased to $117.7 million during the three month period ended March 31, 2010 from $123.5 million during the same period of 2009. During March 2010, we evaluated and executed several capital preservation transactions, one of which was a sale of investment securities available for sale. Eleven collateralized mortgage obligations, three other mortgage-backed securities, and three state and municipal securities totaling $40.2 million were sold during March 2010 resulting in a net gain on sale totaling $8 thousand. The proceeds from the sales were reinvested in GNMA collateralized mortgage obligations with an expected duration of 2.5 years. These transactions were executed as part of our repositioning the investment securities portfolio in light of the current interest rate environment, including expectation of rising interest rates over at least the next 18 months. In addition, the transactions resulted in an improved regulatory capital position as the securities sold were in higher risk weighted asset categories compared to the securities purchased.

The fair value of the investment securities available for sale portfolio represented 8.6% of total assets at March 31, 2010 and 8.4% of total assets at December 31, 2009.

Unrealized Position. The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (in thousands).

	March 31, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and federal agencies	$24,016	$24,015	$16,294	$16,297
State and municipal	41,590	43,616	44,908	46,785
Collateralized mortgage obligations	36,851	36,623	42,508	40,318
Other mortgage-backed (federal agencies)	11,067	11,639	15,783	16,586

Total investment securities available for sale	$113,524	$115,893	$119,493	$119,986

Other-Than-Temporary Impairment. The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	March 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	4	$19,016	$1	—	$—	$—	4	$19,016	$1
State and municipal	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	1	2,563	237	—	—	—	1	2,563	237
Other mortgage-backed (federal agencies)	1	1,447	25	—	—	—	1	1,447	25

Total investment securities available for sale	6	$23,026	$263	—	$—	$—	6	$23,026	$263

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Gross unrealized losses decreased $2.1 million from December 31, 2009 to March 31, 2010, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. Eleven collateralized mortgage obligations were sold during the three month period ended March 31, 2010. The gross unrealized losses on the sold collateralized mortgage obligations totaled $2.0 million at December 31, 2009.

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. See Part I. – Financial Information, Item 1. Financial Statements, Note 17 for further discussion regarding the amount and fair value hierarchy classification of investment securities measured at fair value using a third party pricing service and those measured at fair value using broker quotes. We utilize multiple third party pricing services and brokers to obtain fair values; however, management generally obtains one price / quote for each individual security. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that vendor provide the price for each security in the class. We record the unadjusted value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures.

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

Ratings. The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at March 31, 2010. An AAA rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	100%	3%	100%	100%
Aa1-A3	—	72	—	—
Baa1-B3	—	16	—	—
Not rated or withdrawn rating	—	9	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at March 31, 2010, 15% were rated AA+ by Standard and Poor’s ratings, 52% were rated AA, 19% were rated AA-, and 14%, or $566 thousand, were not rated by Standard and Poor’s ratings.

Maturities. The weighted average contractual life of investment securities available for sale was 3.7 years at March 31, 2010. Since 42%, based on amortized cost, of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged. 63% and 61% of the portfolio was pledged to secure public deposits, including retail repurchase agreements, and trust assets at March 31, 2010 and December 31, 2009, respectively. Of the $72.6 million and $73.2 million pledged at March 31, 2010 and December 31, 2009, respectively, $55.0 million and $56.3 million, respectively, of the portfolio was securing public deposits and trust assets.

$6.3 million (5%) of the portfolio at March 31, 2010 and December 31, 2009, was pledged to secure federal funds funding from a correspondent bank. $26.2 million (23%) and $29.8 million (25%) of the portfolio at March 31, 2010 and December 31, 2009, respectively, was pledged to collateralize FHLB advances and letters of credit, of which $25.2 million and $26.8 million, respectively, was available as lendable collateral.

Concentrations. Three state and municipal security issuers issued securities with fair values ranging from 2.0% to 3.2% of total shareholders’ equity at March 31, 2010. Twelve state and municipal security issuers issued securities with fair values ranging from 1.0% to 1.7% of total shareholders’ equity at March 31, 2010.

Two collateralized mortgage obligation issuers issued securities with fair values of 1.9% and 3.6%, respectively, of total shareholders’ equity at March 31, 2010. Seven collateralized mortgage obligations, issued by GNMA, had an aggregate fair value and amortized cost of $32.7 million (46.1%) of shareholders’ equity at March 31, 2010.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at fair value at March 31, 2010 (dollars in thousands).

	FNMA	FHLMC	GNMA	Total
Other mortgage-backed (federal agencies)	$8,327	$1,865	$1,447	$11,639
As a percentage of shareholders’ equity	11.7%	2.6%	2.1%	16.4%

Realized Gains and Losses. As previously described, securities totaling $40.2 million were sold during the three month period ended March 31, 2010, resulting in a net gain on sale totaling $8 thousand.

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Realized gains	$1,147	$2
Realized losses	(1,139)	—

Net realized gains	$8	$2

Lending Activities

General. Loans continue to be the largest component of our assets. During the three month period ended March 31, 2010, gross loans declined $30.1 million (2.9%) as we actively sought to reduce our commercial real estate loan portfolio to preserve capital as part of our capital plan and to reduce concentrations in the commercial real estate related segments of the loan portfolio. Based on our risk assessment of borrowers, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and sales. During the three month period ended March 31, 2010, we charged-off $5.8 million, in gross loan charge-offs, related to loans evaluated individually for impairment and transferred $2.7 million of loans evaluated individually for impairment to the real estate acquired in settlement of loans portfolio.

Composition. The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	March 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$198,236	19.7%	$205,465	19.8%
Farmland	1,016	0.1	466	—
Single-family residential	195,168	19.3	203,330	19.6
Multifamily residential	30,426	3.0	30,668	3.0
Nonfarm nonresidential	449,749	44.5	459,130	44.1
Commercial and industrial	59,958	5.9	61,788	5.9
Obligations of states and political subdivisions of the U.S.	1,091	0.1	1,418	0.1
General consumer	55,207	5.5	57,581	5.5
Credit line	5,082	0.5	5,501	0.5
Bankcards	12,833	1.3	13,214	1.3
Others	1,481	0.1	1,751	0.2

Loans, gross	$1,010,247	100.0%	$1,040,312	100.0%

The following table summarizes gross loans, categorized by loan purpose, at the dates indicated (dollars in thousands).

	March 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Commercial business	$114,690	11.4%	$121,691	11.7%
Commercial real estate	657,439	65.1	671,701	64.6
Installment	17,915	1.8	20,845	2.0
Installment real estate	77,231	7.6	80,395	7.7
Indirect	35,928	3.6	36,291	3.5
Credit line	1,910	0.2	1,970	0.2
Prime access	65,743	6.5	66,082	6.4
Residential mortgage	23,752	2.3	26,282	2.5
Bankcards	12,858	1.3	13,236	1.3
Business manager	286	—	319	—
Other loans	1,969	0.2	1,081	0.1
Loans in process	135	—	(33)	—
Deferred loans fees and costs	391	—	452	—

Loans, gross	$1,010,247	100.0%	$1,040,312	100.0%

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $12.5 million (2 loans) at March 31, 2010 and December 31, 2009. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $430.4 million and $426.6 million at March 31, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. $397.6 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at March 31, 2010 and December 31, 2009, respectively, of which $169.5 million and $162.0 million, respectively, was available as lendable collateral.

Effective for all borrowers on March 18, 2010, the maximum maturity for borrowings was shortened to overnight. As of April 12, 2010, we were required to post collateral of $5.7 million to cover the various Federal Reserve System services that are being utilized by us. In addition, any future potential borrowings from the Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We are also required to pledge collateral for such secondary borrowing capacity. While as of March 31, 2010, loans were pledged to collateralize for potential borrowings from the Federal Reserve Discount Window, effective April 12, 2010, the amount our loans pledged as collateral was reduced to $27.7 million.

Concentrations. General. During 2009 and continuing into 2010, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. In addition, in 2009 we engaged an investment banking firm to assist us with the potential sale, individually or in bulk, of a pool of commercial real estate loans aggregating unpaid principal balance of $68.1 million. We received the bids in the first quarter and are currently evaluating whether to accept any of the individual loan bids or to decline the bids and continue to work out the loans as part of our credit quality plan.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$198,236	19.7%	228.6%
Multifamily residential	30,426	3.0	35.1
Nonfarm nonresidential	449,749	44.5	518.6

Total loans secured by commercial real estate	$678,411	67.2%	782.3%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$80,401	8.0%	92.7%
Land development - commercial	14,905	1.5	17.2
Land development - residential	57,481	5.7	66.3
Commercial construction:
Hotel / motel	192	—	0.2
Retail	4,458	0.4	5.2
Office	245	—	0.3
Multifamily	9,598	0.9	11.1
Industrial and warehouse	7,136	0.7	8.2
Healthcare	4,946	0.5	5.7
Miscellaneous commercial	4,792	0.5	5.5

Total development commercial real estate loans	184,154	18.2	212.4
Existing and other commercial real estate loans
Secured by:
Hotel / motel	104,840	10.4	120.9
Retail	26,527	2.6	30.6
Office	34,653	3.4	39.9
Multifamily	30,426	3.0	35.1
Industrial and warehouse	17,621	1.8	20.3
Healthcare	16,730	1.7	19.3
Miscellaneous commercial	132,475	13.1	152.8
Residential construction - speculative	6,932	0.7	8.0

Total existing and other commercial real estate loans	370,204	36.7	426.9
Commercial real estate owner occupied and residential loans Secured by:
Commercial - owner occupied	116,904	11.6	134.8
Commercial construction - owner occupied	3,207	0.3	3.7
Residential construction - contract	3,942	0.4	4.5

Total commercial real estate owner occupied and residential loans	124,053	12.3	143.0

Total loans secured by commercial real estate	$678,411	67.2%	782.3%

Asset Quality. Given the negative credit quality trends which began in 2008, accelerated during 2009, and have continued into 2010, we have performed extensive analysis of our nonconsumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status, and collateral valuation of the loans by the loan officers, our senior management team, external consultants, and an external loan review firm. Of particular significance is that these reviews have identified 36 specifically identified borrower relationships (46 individual loans) aggregating $152.3 million in original principal balance that have resulted in $40.6 million (61%) of the $66.7 million of net chargeoffs recorded in the past 12 months. In general, these loans have one or more of the following common characteristics:

•	Individually larger commercial real estate loans originated in 2004 through 2008 that were larger and more complex loans than historically originated by the Company.

•

Out-of-market loans, participated loans purchased from other banks, or brokered loans brought to us by loan brokers, which were generally to non-customers of the Company for whom we generally had no pre-existing banking relationship.

•	Concentrated in commercial real estate with 66% of the original principal amount of these loans originated by two loan officers who are no longer employed by the Company.

At March 31, 2010, the remaining unpaid principal balance for this pool of loans comprises 65% of our total problem assets (loans individually evaluated for impairment and real estate acquired in settlement of loans). In addition, the loss rate on this pool of loans through March 31, 2010 has been 27% of the original principal amount, which is significantly higher than the loss rate on the remainder of the loan portfolio.

In general, our entire commercial real estate loan portfolio has been impacted by the challenging economic environment in 2008, 2009, and 2010. However, this pool of loans is the primary contributor to our deteriorated asset quality, chargeoffs, and resulting net loss over the past 12 months. In addition, this pool of loans has exhibited a loss given default much higher than the remainder of the loan portfolio that is comprised of in-market loans to ongoing customers of the Company that were underwritten by loan officers of the Company using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the loss rate of 27% incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

As part of the credit quality plan, to continue to address the impact of the economic environment on our loan portfolio, we are continuing our detailed review of the loan portfolio and are focused on executing detailed loan workout plans for all of our problem loans led by a team of seasoned commercial lenders and using external loan workout consulting expertise. It is clear that many of our borrowers are continuing to face financial stress manifesting itself in the following ways:

•	Cash flows from the underlying properties supporting the loans decreased,

•

Personal cash flows from the borrowers themselves and guarantors under pressure due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and

•

Fair values of real estate related assets declining, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

We also continue to review our lending policies and procedures and credit administration function. To this end, during 2009 and 2010 we implemented several enhancements as follows:

•

Construction draws: In March 2009, we centralized the oversight and disbursement of construction draws to contractors working for borrowers, and, in October 2009, we hired a construction draw manager to review advance requests before funds are advanced to borrowers.

•

Loan Policy: In June 2009 and October 2009, we amended our loan policy to, among other changes, reduce lending limit approval authorities, prohibit out-of-market loans to borrowers for which we do not have a previously existing relationship, and prohibit brokered loans.

•

Credit Administration: In July 2009, we hired a new Chief Credit Officer who brings over 25 years of credit administration, loan review, and credit policy experience to the Company; in August 2009 we reassigned two commercial lenders to credit analysts in the Credit Administration department; and, in September 2009, we hired an additional Credit Administration executive.

•

Special Assets: In June 2009, we reassigned a senior Credit Administrator; in August and September 2009, we engaged two external workout consultants; in November 2009, we reassigned a commercial lender; and, in April 2010, we hired two experienced special assets professionals. These internal personnel and external consultants are focused exclusively on accelerated resolution of our problem assets.

•	Training: In March 2010, we conducted additional training using external specialists in the areas of problem loan workout and negotiating skills, and additional training is scheduled in 2010.

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

The following table summarizes nonperforming assets, by FDIC code, at the dates indicated (dollars in thousands).

	March 31, 2010	December 31, 2009
Secured by real estate
Construction, land development, and other land loans	$54,347	$47,901
Farmland	48	50
Single-family residential	8,472	7,652
Multifamily residential	9,827	9,844
Nonfarm nonresidential	31,910	23,330
Commercial and industrial	7,917	7,475
General consumer	660	684

Total nonaccrual loans	113,181	96,936
Real estate acquired in settlement of loans	28,867	27,826
Personal property acquired in settlement of loans	113	188

Total foreclosed assets	28,980	28,014

Total nonperforming assets	$142,161	$124,950

Gross loans	$1,010,247	$1,040,312
Total assets	1,348,463	1,435,950
Nonaccrual loans as a percentage of:
gross loans and foreclosed assets	10.89%	9.07%
total assets	8.39	6.75
Nonperforming assets as a percentage of:
gross loans and foreclosed assets	13.68%	11.70%
total assets	10.54	8.70

Loans placed in nonaccrual status during the three month period ended March 31, 2010 resulted primarily from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that payment in full of principal or interest was not expected due to personal cash flows from the borrowers and guarantors inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans, or a decline in fair values of the collateral resulting in lower cash proceeds from property sales.

Thirty-one loans with a balance at March 31, 2010 greater than $1 million comprised 66% of our nonaccrual loans at March 31, 2010. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential lots / golf course development	$35,974	32%
Multifamily residential	8,176	7
Retirement center properties	2,671	2
Real estate for commercial use	19,785	18
Marina	2,790	2
Other business loans	5,463	5

Total nonaccrual loans > $1 million secured by commercial real estate	$74,859	66%

Additionally, seven of these loans (32% based on the principal balance at March 31, 2010) were purchased participations and 11 of these loans (42% based on the principal balance at March 31, 2010) are out-of-market loans. In June 2009, we amended our loan policy to preclude originating any new loans of these kinds.

In 2009, we executed a contract with an investment banking firm to assist us with the potential sale, individually or in bulk, of a pool of commercial real estate loans aggregating $68.1 million of unpaid principal balance. We received the bids in the first quarter and are currently evaluating whether to accept any of the individual loan bids or to decline the bids and continue to work out the loans as part of our credit quality plan.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $823 thousand would have been reported during the three month period ended March 31, 2010 had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands). Real estate acquired in settlement of loans is net of participations sold of $8.2 million (four properties) at March 31, 2010.

	At and for the three month periods ended March 31,
	2010	2009
Real estate acquired in settlement of loans, beginning of period	$27,826	$6,719
Plus: New real estate acquired in settlement of loans	3,893	273
Less: Sales of real estate acquired in settlement of loans	(1,777)	(202)
Less: Provision charged to expense	(1,075)	(19)

Real estate acquired in settlement of loans, end of period	$28,867	$6,771

The following table summarizes the Real estate acquired in settlement of loans portfolio, by FDIC code, at March 31, 2010 (in thousands).

Construction, land development, and other land loans	$8,414
Single-family residential	2,609
Nonfarm, nonresidential	17,844

Total real estate acquired in settlement of loans	$28,867

Six individual properties greater than $1 million comprised 66% of our real estate acquired in settlement of loans portfolio at March 31, 2010. Of the balance of these properties, 33% were hotel properties, 8% were residential development properties, and 59% were retirement center properties. Additionally, 56% of these properties were participations. Four of the six were the result of out-of-market loans.

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

During the quarter ended March 31, 2010, of the $1.8 million in total real estate acquired in settlement of loans sales, we sold one asset with an aggregate net carrying amount of $1.7 million at a gain of $252 thousand, and we sold three properties with an aggregate net carrying amount of $49 thousand in a bulk sale auction.

Of the balance at March 31, 2010, 10 assets with an aggregate net carrying amount of $8.1 million are under contract for sale with closing dates in the second quarter of 2010.

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

Troubled Debt Restructurings. Troubled debt restructurings are loans which have been restructured from their original contractual terms (for example, reduction in contractual interest rate). As part of the determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At March 31, 2010 and December 31, 2009, the principal balance of troubled debt restructurings totaled $16.2 million and $14.6 million, respectively. Five individual loans greater than $1 million comprised 60% of our troubled debt restructurings at March 31, 2010. Three of the loans experienced rate concessions, one experienced a term concession, and one experienced rate and term concessions. At March 31, 2010, all are performing as expected under the new terms.

A troubled debt restructuring can be returned to performing loan status once there is sufficient history, generally six months, of demonstrating the borrower can service the credit under market terms. For the three month period ended March 31, 2010, none were removed based on this process.

Potential Problem Loans. Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of March 31, 2010, potential problem loans that were not already categorized as nonaccrual totaled $125.3 million.

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

Our allowance for loan losses totaled $28.4 million at March 31, 2010 compared with $24.1 million at December 31, 2009, representing 2.81% and 2.31% of gross loans, respectively. The March 31, 2010 allowance for loan losses, and, therefore indirectly the provision for loan losses for the three month period ended March 31, 2010, was determined based on the following specific factors, though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including those within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•	The declining asset quality trends in our loan portfolio, including the increase in nonaccrual loans during the first quarter 2010,

•	The declining but still elevated trend in the historical loan loss rates within our loan portfolio,

•	The results of our internal loan review during the first quarter of 2010 resulting in loan downgrades in the commercial real estate portfolio, and

•	Our individual impaired loan analysis which identified:

•	Continued stress on borrowers given increasing lack of liquidity and limited bank financing and credit availability, and

•	Continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by FDIC code, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three month periods ended March 31,		At and for the year ended
	2010	2009	December 31, 2009
Allowance for loan losses, beginning of period	$24,079	$11,000	$11,000
Provision for loan losses	10,750	2,175	73,400
Loans charged-off
Secured by real estate
Construction, land development, and other land loans	2,498	84	33,873
Farmland	—	—	—
Single-family residential	1,176	208	4,060
Multifamily residential	483	—	5,096
Nonfarm nonresidential	2,289	—	10,784
Commercial and industrial	282	33	4,945
General consumer and other	514	290	2,033

Total loans charged-off	7,242	615	60,791
Recoveries
Secured by real estate
Construction, land development, and other land loans	234	—	32
Farmland	—	—	—
Single-family residential	66	2	5
Multifamily residential	—	—	—
Nonfarm nonresidential	129	10	79
Commercial and industrial	145	3	88
General consumer and other	265	31	266

Total recoveries	839	46	470

Net loans charged-off	6,403	569	60,321

Allowance for loan losses, end of period	$28,426	$12,606	$24,079

Average gross loans	$1,028,302	$1,156,146	$1,124,599
Ending gross loans	1,010,247	1,156,362	1,040,312
Nonaccrual loans	113,181	56,115	96,936
Net loans charged-off as a percentage of average gross loans	2.53%	0.20%	5.36%
Allowance for loan losses as a percentage of ending gross loans	2.81	1.09	2.31
Allowance for loan losses as a percentage of nonaccrual loans	25.12	22.46	24.84

In addition to loans charged-off in the ordinary course of business, included within loans charged-off for the three month period ended March 31, 2010 were $5.8 million in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell generally based on fair values from third party appraisals. We do not split loans with partial charge-offs into two legally separate loans. Accordingly, loans with partial charge-offs remain on nonaccrual status.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated to be potential impaired loans includes all troubled debt restructures and loans with interest reserves, as well as significant individual loans classified as doubtful or in nonaccrual status. At March 31, 2010, we had one loan totaling $2.5 million with interest reserves that, based on our analysis, was considered impaired. This loan was also a troubled debt restructuring.

In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At March 31, 2010, $101.9 million of our loans evaluated individually for impairment were valued based on liquidation of collateral while $5.5 million were valued based on discounted future cash flows.

Generally, for larger impaired loans valued based on liquidation of collateral, current appraisals performed by Company approved third-party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications, and other observable market data) to estimate the current fair value. The estimated costs to sell the property, if not already included in the appraisal, are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

The following table summarizes the composition of impaired loans, by FDIC code, at March 31, 2010 (in thousands).

March 31, 2010
Secured by real estate
Construction, land development, and other land loans	$54,493
Farmland	—
Single-family residential	4,752
Multifamily residential	11,568
Nonfarm nonresidential	30,037
Commercial and industrial	6,549

Total impaired loans	$107,399

The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	March 31, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses determined in accordance with FASB ASC 310	$25,528	$11,253
Other impaired loans	81,871	85,583

Total impaired loans	$107,399	$96,836

Average impaired loans calculated using a simple average	$102,118	$82,471
Related allowance for loan losses	6,997	5,250

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year lookback period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, we also utilized a three-year lookback period at March 31, 2010 as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the March 31, 2010 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk grades and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Allowance for loan losses allocated to
Homogenous loan pools	$21,373	$18,829
Loan individually analyzed for impairment	6,997	5,250
Unallocated	56	—

Allowance for loan losses	$28,426	$24,079

The allowance for loan losses coverage ratio increased from 2.31% to 2.81% of gross loans from December 31, 2009 to March 31, 2010. The increase in the component of the allowance for loan losses attributable to the homogenous loan pools was driven primarily by the increase in our nonaccrual loans at March 31, 2010 and the downgrades in our nonconsumer loan portfolio resulting from the internal loan review in the first quarter 2010. The increase in the allowance attributable to loans individually evaluated for impairment is primarily due to one participated loan for which the bank participant group concluded to accept an offer in March 2010 to sell the loan at an amount below our recorded book value. The offer is subject to buyer due diligence of the underlying collateral and other pre-closing conditions; accordingly, we recorded a reserve for the loan versus charging off the shortfall.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2010, by FDIC code (dollars in thousands).

	Allowance allocation	Allowance allocation	% of loans to gross loans
Secured by real estate
Construction, land development, and other land loans	$9,487	33.4%	19.7%
Farmland	2	—	0.1
Single-family residential	3,936	13.9	19.3
Multifamily residential	716	2.5	3.0
Nonfarm nonresidential	7,191	25.3	44.5
Commercial and industrial	4,872	17.1	5.9
Obligations of states and political subdivisions of the U.S.	—	—	0.1
General consumer	899	3.2	5.5
Credit line	345	1.2	0.5
Bankcards	922	3.2	1.3
Others	56	0.2	0.1

Total	$28,426	100.0%	100.0%

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

We believe that the allowance for loan losses at March 31, 2010 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

Goodwill

Goodwill arose from our acquisition of various branches from 1988 through 1999 and represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. We perform our annual impairment testing as of June 30. Our impairment testing at June 30, 2009 indicated that no impairment charge was required. Due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed an impairment test of our goodwill at December 31, 2009 and March 31, 2010. We utilized the market approach to determine fair value. Based on our impairment testing as of these dates, we determined that our reporting unit’s implied fair value of goodwill exceeded the carrying value.

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization further decreases, we may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the second quarter of 2010 or prior to that, if any changes constitute a triggering event. It is not possible at this time to determine if any such future impairment loss would result; however, any such potential impairment loss would be limited to the balance of goodwill, which was $3.7 million at March 31, 2010.

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

The following table summarizes our traditional deposit composition at the dates indicated (dollars in thousands).

	March 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$139,454	12.3%	$142,609	11.7%
Interest-bearing transaction deposit accounts	295,576	26.2	307,258	25.3

Transaction deposit accounts	435,030	38.5	449,867	37.0
Money market deposit accounts	129,352	11.5	119,082	9.8
Savings deposit accounts	44,318	3.9	40,335	3.3
Time deposit accounts	519,913	46.1	605,630	49.9

Total traditional deposit accounts	$1,128,613	100.0%	$1,214,914	100.0%

In March 2010, we introduced a new checking accounting, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking features and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from debit card transactions.

The MyPal checking account includes a monthly fee of $5, which is reduced by $0.50 each time account holders uses their debit card. Thus, ten debit card transactions per month results in no monthly fee to the account holders. However, the Company earns a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit rental for a period of time, and comes with a membership rewards program that provides purchase discounts to the account holders for items such as airfare, car rental and hotel, and every day savings at a wide variety of national and local retailers and entertainment companies. As of April 28, 2010, the aggregate current balance of new and converted MyPal checking accounts totaled $5.1 million.

The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time the account holders use their debit cards. The Company matches each $1 transfer with $1 for the first six months and then $0.10 thereafter, up to $250 per year. The Smart Savings account is also interest bearing. As of April 28, 2010, the aggregate current balance of Smart Savings accounts totaled $1.7 million.

During the first quarter of 2010, we conducted targeted deposit growth and retention campaigns related to maturing certificates of deposit and to attract new deposits. The certificate of deposit (“CD”) campaigns included CDs with various maturities ranging from 6 months to 60 months, as well as 20 month and 36 month step-up add-on CDs that allows holders to reset their interest rate up to two and three times, respectively, over the life of the CD. From January 1, 2010 through April 28, 2010, these campaigns resulted in the retention of existing CDs and generation of new CDs totaling $187.7 million. However, due primarily to maturing CDs that were not retained, through April 28, 2010 total traditional deposit accounts, and as a result our cash, decreased $86.2 million from December 31, 2009. In general, this CD runoff was expected as part of our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrinking our higher priced deposit base given the decline in the loan portfolio.

At March 31, 2010, traditional deposit accounts as a percentage of liabilities were 88.3% compared with 89.3% at December 31, 2009. Interest-bearing deposits decreased $83.1 million during the three month period ended March 31, 2010, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits decreased $3.2 million during the same period. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted. Among other things, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The increased coverage is currently available through December 31, 2013. In addition, we are voluntarily participating in the FDIC’s Transaction Account Guarantee Program. Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010. We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program is enhancing our ability to retain customer deposits.

On April 9, 2010, the FDIC announced that Beach First National Bank in Myrtle Beach, South Carolina, was closed by the Office of the Comptroller of the Currency, which appointed the FDIC as receiver. To protect the depositors, the FDIC entered into a purchase and assumption agreement with another financial institution to assume all of the deposits of Beach First National Bank. This was the first South Carolina bank to be taken into receivership by the FDIC since 1999; accordingly, we are monitoring closely its potential impact to the banking industry in South Carolina.

Borrowing Activities

During the three month period ended March 31, 2010, borrowings as a percentage of total liabilities increased from 10.0% at December 31, 2009 to 10.7% at March 31, 2010.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	March 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Retail repurchase agreements	$21,417	15.7%	$15,545	11.5%
Commercial paper	18,948	13.8	19,061	14.0

Total nontraditional deposit accounts	40,365	29.5	34,606	25.5

Long-term borrowings	96,000	70.2	101,000	74.5

Total wholesale funding	96,000	70.2	101,000	74.5

Convertible debt	380	0.3	—	—

Total convertible debt	380	0.3	—	—

Total borrowed funds	$136,745	100.0%	$135,606	100.0%

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

As an alternative to this program and as part of our efforts to provide enhanced services to our customers, we are currently evaluating a new money market sweep account to replace the commercial paper program. Currently, our plans are to implement the new account by July 1, 2010 and transition our existing customers to the new account by that date.

Wholesale Funding. Wholesale funding options include a federal funds line from a correspondent bank, FHLB advances, and the Federal Reserve Discount Window. Such funding provides us with the ability to access the type of funding needed at the time and amount needed at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Wholesale funding utilization may be categorized as either other short-term borrowings or long-term borrowings depending on maturity terms. Wholesale short-term borrowings are those having maturities less than one year when executed. Long-term borrowings are those having maturities greater than one year when executed. Interest rates on such borrowings vary from time to time in response to general economic conditions.

FHLB Borrowings. The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$169,521	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	25,209	26,791
Advances and letters of credit
Long-term advances	$(96,000)	$(101,000)
Letters of credit	(50,000)	(50,000)
Excess	$16,592	$55

The following table summarizes long-term FHLB borrowings at March 31, 2010 (dollars in thousands). Our long-term FHLB advances do not have embedded call options.

						Total
Borrowing balance	$12,000	$19,000	$30,000	$30,000	$5,000	$96,000
Interest rate	2.75%	0.63%	1.34%	2.89%	3.61%	1.98%
Maturity date	4/2/2010	1/7/2011	1/18/2011	3/7/2011	4/2/2013

In January 2010, we were notified by the FHLB that it will not allow incremental borrowings until our financial condition improves; however, the $12 million FHLB advance that was scheduled to mature on April 2, 2010 was extended for 12 months. The interest rate, which is a daily variable rate, was 0.36% at March 31, 2010.

Federal Reserve Discount Window. Effective for all borrowers on March 18, 2010, the maximum maturity for borrowings was shortened to overnight. As of April 12, 2010, any future potential borrowings from the Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We had no outstanding borrowings from the Federal Reserve at December 31, 2009 or March 31, 2010.

Federal Funds Accommodations. At March 31, 2010, we had access to federal funds funding from a correspondent bank. Our federal funds accommodation line is secured by U.S. Treasury and federal agencies securities. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009
Authorized federal funds funding accomodations	$5,000	$5,000
Utilized federal funds funding accomodations	—	—

Available federal funds funding accomodations	$5,000	$5,000

This federal funds funding source may be canceled at any time at the correspondent bank’s discretion.

Convertible Debt. On March 31, 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bear interest at 10% per year payable quarterly, have a stated maturity of March 31, 2015, may be prepaid by the Company at any time at the discretion of the Board of Directors, and are mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution.

Capital

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended March 31,
	2010		2009
Total shareholders’ equity	$70,978		$117,550
Average shareholders’ equity	76,648		117,894
Shareholders’ equity as a percentage of assets	5.26%		8.38%
Average shareholders’ equity as a percentage of average assets	5.60		8.50
Cash dividends per common share	$—		$0.06
Dividend payout ratio	n/a	%	19.51%

The following table summarizes activity impacting shareholders’ equity for the period indicated (in thousands).

At and for the three month period ended March 31, 2010
Total shareholders’ equity, beginning of period	$75,015
Additions to shareholders’ equity during period
Change in accumulated other comprehensive loss due to investment securities available for sale	1,164
Common stock issued pursuant to restricted stock plan	84
Compensation expense related to stock option plan	7

Total additions to shareholders’ equity during period	1,255
Reductions in shareholders’ equity during period
Net loss	(5,292)

Total reductions in shareholders’ equity during period	(5,292)

Total shareholders’ equity, end of period	$70,978

Accumulated Other Comprehensive Income (Loss). The following table summarizes the components of accumulated other comprehensive income (loss), net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of FASB ASC 715	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive loss, before income tax impact	—	—	—	(224)	(224)
Income tax benefit	—	—	—	85	85

Accumulated other comprehensive loss, after income tax impact	—	—	—	(139)	(139)

Accumulated other comprehensive income (loss), after income tax impact, March 31 ,2009	$(6,126)	$1,630	$(4,496)	$(1,760)	$(6,256)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2009	$(8,896)	$1,630	$(7,266)	$306	$(6,960)
Accumulated other comprehensive income, before income tax impact	—	—	—	1,876	1,876
Income tax expense	—	—	—	(712)	(712)

Accumulated other comprehensive income, after income tax impact	—	—	—	1,164	1,164

Accumulated other comprehensive income (loss), after income tax impact, March 31, 2010	$(8,896)	$1,630	$(7,266)	$1,470	$(5,796)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

Dividends. The following table summarizes key dividend information at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended March 31,
	2010		2009
Cash dividends per common share	$—		$0.06
Cash dividends declared and paid	—		389
Dividend payout ratio	n/a	%	19.51%

On March 17, 2009, our Board of Directors declared a cash dividend of $0.06 per share of common stock with regard to the first quarter of 2009. Since that date, the Board of Directors has not declared or paid a dividend on our common stock. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, since our total risk-based capital ratio was 8.09% at March 31, 2010, which was below the well-capitalized regulatory minimum threshold, payment of a dividend on the common stock of the Bank requires prior notification and non-objection from the FDIC. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

As previously described, on March 31, 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand. The proceeds from this issuance, along with other cash of the Company, were contributed to the Bank as a capital contribution.

Although our Tier 1 leverage ratio and Tier 1 risk-based capital ratios were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively, at March 31, 2010, our total risk-based capital ratio was 8.09% which was below the well-capitalized regulatory minimum threshold of 10%. As a result, although we had none at or since March 31, 2010, we may not accept brokered deposits unless a waiver is granted by the FDIC. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010 we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

The balance of net deferred income tax assets at March 31, 2010 represented tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of March 31, 2010, we evaluated whether it was more likely than not that the net deferred tax assets could be supported as realizable, given the financial results for the year. Based on this evaluation, no valuation allowance was required for financial reporting purposes at March 31, 2010. However, $774 thousand of deferred tax assets were disallowed for regulatory capital purposes at March 31, 2010 due to a regulatory limitation on the period for which future taxable income estimates may be considered. Should net losses continue, all or an additional portion of our deferred tax asset may be disallowed for purposes of our regulatory capital calculations which would adversely impact our regulatory capital.

To raise additional capital, we have engaged an investment banking firm and are executing a capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes at the Bank. Currently, our plan is to raise additional capital in the next few months and we are in active discussions with potential investors; however, the Board of Directors has not yet determined the type, timing, amount or terms of securities to be issued in the offering and there are no assurances that the offering will be completed.

Based on discussions with the FDIC following its most recent safety and soundness examination of the Bank in November 2009, the Bank presently expects to receive a written agreement from the FDIC at some point in 2010 which would require the Bank to take certain actions to address matters raised in the examination. These actions may include, but are not limited to, addressing asset quality, capital adequacy, earnings, and liquidity. Furthermore, the written agreement may establish new minimum capital ratios for the Bank. If these ratios are not met, it may change how the Bank is categorized. The Company may also receive a similar agreement from the Federal Reserve. If the Company and the Bank were to receive written agreements from the Federal Reserve and the FDIC, and if the Company and the Bank were to fail to comply with the requirements in the written agreements, then we may be subject to further regulatory action.

See Part I. Financial Information, Item 1. Financial Statements, Note 18, contained herein for additional disclosures regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios. Since March 31, 2010, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

Outstanding Equity. We currently have authorized common stock and preferred stock of 25 million and 2.5 million shares, respectively. Although we expect to issue stock as part of our capital plan, at this time the Board of Directors has not made any decisions about the timing or terms of any potential stock issuance.

Government Financing. We did not participate in the U.S. Treasury’s Capital Purchase Program (“CPP”) offered in 2008 based on our evaluation of the merits of the program at that time. With respect to any potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position at that time, the cost to the Company of alternative capital at that time, and the Company’s strategy at that time for the use of additional capital, to determine whether it is prudent to participate.

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

Governance. During 2009, as part of our ongoing self-assessment process, management and the Board of Directors focused on their governance roles and processes to improve the risk management oversight of the Company, refine the roles and responsibilities of the Board of Directors and Board committees, and to support an overall healthy corporate culture. The Board performed a self-assessment facilitated by an external consultant including comparisons to best practices from recognized authorities such as the Business Roundtable, CalPERS, and the national stock exchanges. The Board also reviewed the Company’s Articles of Incorporation and Bylaws and updated them to fit the current and future size, structure, and business activities of the Company. Also, during 2009, management refined its performance evaluation process with a more detailed focus on roles and responsibilities and related accountabilities.

Commitments, Guarantees, and Other Contingencies

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for disclosures regarding our commitments, guarantees, and other contingencies.

Derivative Activities

See Part I – Financial Information, Item 1. Financial Statements, Note 16 for disclosures regarding our derivative financial instruments and hedging activities.

First Quarter 2010 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended March 31,		Dollar	Percent
	2010	2009	variance	variance
Interest income
Interest earned on cash and cash equivalents	$67	$6	$61	1,016.7%
Dividends paid on FHLB stock	4	—	4	100.0
Interest earned on investment securities available for sale	1,203	1,533	(330)	(21.5)
Interest and fees earned on loans	13,605	16,027	(2,422)	(15.1)

Total interest income	14,879	17,566	(2,687)	(15.3)
Interest expense
Interest paid on deposits	3,563	4,712	(1,149)	(24.4)
Interest paid on retail repurchase agreements	14	13	1	7.7
Interest paid on commercial paper	10	15	(5)	(33.3)
Interest paid on other short-term borrowings	—	77	(77)	(100.0)
Interest paid on long-term borrowings	493	371	122	32.9

Total interest expense	4,080	5,188	(1,108)	(21.4)

Net interest income	10,799	12,378	(1,579)	(12.8)
Provision for loan losses	10,750	2,175	8,575	394.3

Net interest income after provision for loan losses	49	10,203	(10,154)	(99.5)

Noninterest income
Service charges on deposit accounts, net	1,950	1,884	66	3.5
Fees for trust and investment management and brokerage services	651	534	117	21.9
Mortgage-banking	620	865	(245)	(28.3)
Automatic teller machine	303	300	3	1.0
Merchant services	794	278	516	185.6
Investment securities gains	8	2	6	300.0
Other	614	568	46	8.1

Total noninterest income	4,940	4,431	509	11.5
Noninterest expense
Salaries and other personnel	6,135	5,915	220	3.7
Occupancy	1,171	916	255	27.8
Furniture and equipment	967	883	84	9.5
Loss on disposition of premises, furniture, and equipment	5	55	(50)	(90.9)
FDIC deposit insurance assessment	715	454	261	57.5
Mortgage-servicing rights portfolio amortization and impairment	191	414	(223)	(53.9)
Marketing	295	368	(73)	(19.8)
Real estate acquired in settlement of loans writedowns and expenses	1,012	29	983	3,389.7
Other	2,832	2,483	349	14.1

Total noninterest expense	13,323	11,517	1,806	15.7

Net income (loss) before provision (benefit) for income taxes	(8,334)	3,117	(11,451)	(367.4)
Provision (benefit) for income taxes	(3,042)	1,123	(4,165)	(370.9)

Net income (loss)	$(5,292)	$1,994	$(7,286)	(365.4)%

Common and per share data
Net income (loss) - basic	$(0.82)	$0.31	$(1.13)
Net income (loss) - diluted	(0.82)	0.31	(1.13)
Cash dividends	—	0.06	(0.06)
Book value	10.93	18.12	(7.19)
Weighted average common shares outstanding - basic	6,455,598	6,448,668
Weighted average common shares outstanding - diluted	6,455,598	6,529,972

Summary

Historically, our earnings were driven primarily by a high net interest margin which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the reduction of 500 to 525 basis points in interest rates by the Federal Reserve in 2007 and 2008, we have become much more focused on increasing our noninterest income and managing expenses. In addition, we are realigning our lending focus to originate higher yielding loan portfolio segments with lower historical loss rates. To accelerate efforts to improve our earnings, we also engaged two external strategic consulting firms in the first quarter of 2010 which specialize in assessment of banking products and services, revenue enhancements, and efficiency reviews.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At March 31, 2010, loans aggregating $209.0 million had interest rate floors, of which $174.1 million had floors greater than 5%. In light of the current low interest rate environment, we have reduced the interest rates paid on our deposits.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking accounting, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from debit card transactions. We have also evaluated the profitability of all of our pre-existing deposit accounts and in the second quarter 2010 plan to begin the migration of unprofitable accounts to these new accounts to generate additional noninterest income.

•

Regarding noninterest expenses, we have identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and into 2010 and are continuing to review other expense areas for additional reductions, including with assistance from a consulting firm that specializes in process and efficiency reviews. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

Lastly, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we entered into a referral and services agreement with Global Direct Payments, Inc. related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $559 thousand, net of transaction fees, for the three month period ended March 31, 2010.

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

During the second half of 2008 and continuing throughout 2009 and thus far in 2010, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income totaled $10.8 million for the three month period ended March 31, 2010 compared with $12.4 million for the three month period ended March 31, 2009. Overall, interest income has been negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008. In response, we have refined the type of loan and deposit products we prefer to pursue taking into consideration the yields earned and rates paid and are exercising more discipline in our loan and deposit interest rate levels. We have also implemented interest rate floors on loans. At March 31, 2010, loans aggregating $209.0 million had interest rate floors, of which $174.1 million had floors greater than or equal to 5%.

•	Higher level of loans placed in nonaccrual status during the period; foregone interest on nonaccrual loans for the three month period ended March 31, 2010 totaled $823 thousand.

•

Retaining a higher level of cash at the Federal Reserve, primarily from loan and security repayments, for which we earn a 25 basis points yield. Maintaining this liquidity position has reduced our interest income by $1.0 million for the three month period ended March 31, 2010, when compared with investing these funds at the average yield of 4.15% on our investment securities because we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. However, we expect to maintain this level of cash for the foreseeable future, notwithstanding the negative impact to our interest income. Once the banking industry returns to a more stable operating environment and we raise additional capital, our plan is to reinvest these cash reserves into higher yielding assets which should significantly improve our net interest margin.

Average Balance Sheets and Net Interest Income / Margin Analysis. The following table summarizes our average balance sheets and net interest income / margin analysis for the periods indicated (dollars in thousands). Our interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the three month periods ended March 31,
	2010			2009
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$126,593	$67	0.21%	$20,450	$6	0.12%
FHLB stock	7,010	4	0.23	7,143	—	—
Investment securities available for sale, taxable (1)	71,718	818	4.63	72,872	1,104	6.14
Investment securities available for sale, nontaxable (1)	45,984	385	3.40	50,639	429	3.44
Loans (2)	1,031,740	13,605	5.35	1,164,661	16,027	5.58

Total interest-earning assets	1,283,045	14,879	4.70	1,315,765	17,566	5.41

Noninterest-earning assets
Cash and cash equivalents	11,711			26,234
Allowance for loan losses	(23,646)			(11,298)
Premises and equipment, net	29,909			27,214
Premises held for sale	—			1,376
Goodwill, net	3,688			3,688
Accrued interest receivable	4,436			5,320
Real estate acquired in settlement of loans	28,864			6,578
Income tax refund receivable	15,928			—
Other	14,309			12,472

Total noninterest-earning assets	85,199			71,584

Total assets	$1,368,244			$1,387,349

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$299,329	$61	0.08%	$354,384	$245	0.28%
Money market deposit accounts	123,741	161	0.53	94,413	168	0.72
Savings deposit accounts	41,803	32	0.31	38,176	31	0.33
Time deposit accounts	536,876	3,309	2.50	489,683	4,268	3.53

Total interest-bearing deposits	1,001,749	3,563	1.44	976,656	4,712	1.96
Retail repurchase agreements	22,319	14	0.25	21,692	13	0.24
Commercial paper (Master notes)	16,671	10	0.24	24,409	15	0.25
Other short-term borrowings	2	—	—	54,437	77	0.57
Long-term borrowings	99,666	493	2.01	52,000	371	2.89
Convertible debt	4	—	—	—	—	—

Total interest-bearing liabilities	1,140,411	4,080	1.45	1,129,194	5,188	1.86
Noninterest-bearing liabilities
Noninterest-bearing deposits	140,753			131,422
Accrued interest payable	1,727			2,043
Other	8,705			6,796

Total noninterest-bearing liabilities	151,185			140,261

Total liabilities	1,291,596			1,269,455
Shareholders’ equity	76,648			117,894

Total liabilities and shareholders’ equity	$1,368,244			$1,387,349

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$10,799	3.41%		$12,378	3.82%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2008 through March 31, 2010.

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

	For the three month period ended March 31, 2010 compared with the three month period ended March 31, 2009
	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$53	$8	$61
FHLB stock	—	4	4
Investment securities available for sale	(69)	(261)	(330)
Loans	(1,773)	(649)	(2,422)

Total interest income	$(1,789)	$(898)	$(2,687)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(33)	$(151)	$(184)
Money market deposit accounts	(52)	45	(7)
Savings deposit accounts	3	(2)	1
Time deposit accounts	470	(1,429)	(959)

Total interest paid on deposits	388	(1,537)	(1,149)
Retail repurchase agreements	—	1	1
Commercial paper	(5)	—	(5)
Other short-term borrowings	(38)	(39)	(77)
Long-term borrowings	184	(62)	122
Convertible debt	—	—	—

Total interest expense	$529	$(1,637)	$(1,108)

Net interest income	$(2,318)	$739	$(1,579)

Absent the significant impact of impaired loans during the three month period ended March 31, 2010, the change due to volume and the change due to rate for the three month period ended March 31, 2010 compared with the three month period ended March 31, 2009 was -$2.8 million and $352 thousand, respectively.

Provision for Loan Losses

Provision for loan losses increased from $2.2 million during the three month period ended March 31, 2009 to $10.8 million for the three month period ended March 31, 2010. See Part I. – Financial Information, Item 2. Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Service charges on deposit accounts, net	$1,950	$1,884
Fees for trust and investment management and brokerage services	651	534
Mortgage-banking	620	865
Automatic teller machine	303	300
Merchant services	794	278
Investment securities gains	8	2
Other	614	568

Total noninterest income	$4,940	$4,431

Service Charges on Deposit Accounts, Net. Net service charges, annualized, on deposit accounts comprise a significant component of noninterest income totaling 1.8% of average transaction deposit accounts for the three month period ended March 31, 2010 compared with 1.6% of average transaction deposit accounts for the three month period ended March 31, 2009.

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

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which is effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts have estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees. We are currently evaluating the potential impact of Regulation E on our services charges and have engaged a specialized consulting firm to assist with the evaluation and to develop alternatives to mitigate the potential impact. We expect to complete our assessment by June 30, 2010.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Fees for trust and investment management services	$499	$407
Fees for brokerage services	152	127

Total fees for trust and investment management and brokerage services	$651	$534

Fees for trust and investment management and brokerage services for the three month period ended March 31, 2010 increased $117 thousand (22%) to $651 million from $534 million for the three month period ended March 31, 2009, primarily as a result of the overall increase in the market values of securities held in trust accounts upon which trust fees are calculated. Fees for brokerage services are primarily transaction-based. As such, the increase in these fees was primarily due to the increase in brokerage transaction activity over the periods presented.

The following table summarizes trust and investment management and brokerage assets under management, which are not included in our Consolidated Balance Sheets, at the dates indicated (in thousands).

	March 31, 2010	December 31, 2009	March 31, 2009
Trust and investment management assets	$230,437	$237,771	$209,061
Brokerage assets	178,630	181,469	159,934

Total trust and investment management and brokerage assets	$409,067	$419,240	$368,995

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights. Mortgage loans serviced for the benefit of others amounted to $430.4 million and $426.6 million at March 31, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three month periods ended March 31,
	2010	2009
Mortgage-servicing fees	$256	$240
Gain on sale of mortgage loans held for sale	343	522
Derivative loan commitment income	51	—
Forward sales commitment income	(76)	—
Other	46	103

Total mortgage-banking income	$620	$865

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.24%	0.25%

Mortgage banking income decreased $245 thousand (28.3%) from the three month period ended March 31, 2009 to the three month period ended March 31, 2010, primarily due to decreased Gains on sales of mortgage loans and a related decrease in processing fees, included in Other, for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. In 2009, the low interest rate environment contributed to an increase in refinancings which has declined to normal levels in 2010.

Merchant Services. Merchant services income increased $516 thousand from the three month period ended March 31, 2009 to the same period 2010. As previously described, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we entered into a referral and services agreement with Global Direct Payments, Inc. related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $559 thousand, net of transaction fees, for the three month period ended March 31, 2010. Under the agreement, Global Payments will provide services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services, and compliance with applicable laws and card association and payment network rules.

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and into 2010 and are continuing to review other expense areas for additional reductions. Examples include freezing most employee salaries effective May 1, 2009, eliminating the remaining officer cash incentive plan awards under the corporate incentive plan for 2009 and thus far in 2010, reducing our Saturday banking hours from 2:00 p.m. to noon effective September 5, 2009, reducing corporate contributions to not-for-profit organizations, reducing marketing expenses in 2009, reducing perquisites provided to officers such as bank-owned automobiles and club memberships, and savings resulting from implementing more advanced technology and other process improvements. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets. We continue to review other expense areas for additional reduction opportunities, including assistance in the first half of 2010 from a consulting firm that specializes in efficiency reviews and expense reductions.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2010	2009
Salaries and other personnel	$6,135	$5,915
Occupancy	1,171	916
Furniture and equipment	967	883
Loss (gain) on disposition of premises, furniture, and equipment	5	55
FDIC deposit insurance assessment	715	454
Mortgage-servicing rights portfolio amortization and impairment	191	414
Marketing	295	368
Real estate acquired in settlement of loans writedowns and expenses	1,012	29
Other	2,832	2,483

Total noninterest expense	$13,323	$11,517

Salaries and Other Personnel. Comprising 46.0% of total noninterest expense during the three month period ended March 31, 2010 and 51.4% of total noninterest expense during the three month period ended March 31, 2009, salaries and other personnel expense increased by $220 thousand (3.7%) over the same periods. The increase was primarily the result of an increase in medical insurance premiums for the same period.

Occupancy. Occupancy expense increased $255 thousand (27.8%) for the three month period ended March 31, 2010 over the same period of 2009, primarily as a result of the impact of the new corporate headquarters. Occupancy expense for the three month period ended March 31, 2010 included three monthly payments under the lease agreement for the new headquarters and only one-half monthly payment for the three month period ended March 31, 2009. This increase was offset by the impact of expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold no longer being recorded within this financial statement line item but rather being recorded as a branch closure expense within the Other noninterest expense financial statement line item of the Consolidated Statements of Income (Loss).

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $261 thousand (57.5%) due to the FDIC’s higher general assessment rates during the three month period ended March 31, 2010 compared to the same period of 2009. The increase in the general assessment was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our classification as adequately-capitalized in the first quarter 2010.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization and impairment of the mortgage-servicing rights portfolio decreased $223 thousand (53.9%) from the three month period ended March 31, 2009 to the same period of 2010. During 2007 and 2008, the Federal Reserve decreased rates by 500 to 525 basis points. During the three month period ended March 31, 2009, this decline in interest rates resulted in an increase in loan prepayments and, therefore, increased amortization within the mortgage-servicing rights portfolio. Loan prepayments were significantly lower in the quarter ended March 31, 2010.

Marketing. Marketing expense decreased $73 thousand (19.8%) from the three month period ended March 31, 2009 to the same period of 2010, primarily due to a concerted effort to reduce discretionary expenditures.

Real Estate Acquired in Settlement of Loans Writedowns and Expenses. Real estate acquired in settlement of loans writedowns and expenses increased $983 thousand from the three month period ended March 31, 2009 to the same period of 2010, primarily due to the receipt of an updated third party appraisal on one property and current offers on two properties, which resulted in writedowns of $845 thousand. Of the total writedowns recorded during the three month period ended March 31, 2010, 79% related to these three properties. Offsetting these expenses for the three month period ended March 31, 2010 were gains on sales of real estate acquired in settlement of loans of $271 thousand resulting primarily from the sale of one property with a carrying amount of $1.7 million at a gain of $252 thousand.

Other. Other noninterest expense increased by $349 thousand (14.1%) during the three month period ended March 31, 2010. In large part, this increase was the result of increased credit-related costs and expenses associated with the execution of the Strategic Project Plan and problem loan resolution consulting assistance.

Also included within this financial statement line item for the three month period ended March 31, 2010 was the provision for loss on unfunded commitments of $86 thousand.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of $8.3 million for the three month period ended March 31, 2010, we recognized an income tax benefit of $3.0 million for the period. During the three month period ended March 31, 2009, we recognized income tax expense of $1.1 million on pretax net income of $3.1 million. Our effective tax rate was 36.5% for the three month period ended March 31, 2010 and 36.0% for the three month period ended March 31, 2009.

Recently Issued Applicable Accounting Pronouncements

See Item 1. Financial Statements, Note 1 contained herein for disclosures regarding accounting pronouncements recently issued, if applicable, and their expected impact on our business, financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movement in interest rates of 100 basis points and 200 basis points based on forecasted assumptions of nominal interest rates and deposit and loan repricing rates (based upon past interest rate cycles). Estimates are based on historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 200 basis points	(3.10)%
Up 100 basis points	(1.59)
Down 100 basis points	2.63
Down 200 basis points	3.22

(1)	The rising and falling 100 and 200 basis point interest rate scenarios assume a gradual change in interest rates along the entire yield curve over a twelve month time frame.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s and the Bank’s Chief Executive Officer and the Bank’s Chief Financial Officer and several other members of senior management as of March 31, 2010, the last day of the period covered by this Quarterly Report. The Company’s and the Bank’s Chief Executive Officer and the Bank’s Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s and the Bank’s Chief Executive Officer and the Bank’s Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

First Quarter Internal Control Changes

During the first quarter of 2010, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for disclosures required by this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PALMETTO BANCSHARES, INC.
By:

/s/ Samuel L. Erwin
Samuel L. Erwin Chief Executive Officer Palmetto Bancshares, Inc.

/s/ Lauren S. Greer
Lauren S. Greer Chief Financial Officer The Palmetto Bank

Date: May 3, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lauren S. Greer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002