Form 10-Q
period 2010-06-30
PALMETTO BANCSHARES INC
filed 2010-08-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common stock, $5.00 par value	6,495,130

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$236,029	$188,084

Total cash and cash equivalents	236,029	188,084
Federal Home Loan Bank (“FHLB”) stock, at cost	7,010	7,010
Investment securities available for sale, at fair value	112,316	119,986
Mortgage loans held for sale	1,898	3,884
Loans, gross	967,244	1,040,312
Less: allowance for loan losses	(28,383)	(24,079)

Loans, net	938,861	1,016,233
Premises and equipment, net	29,344	29,605
Goodwill, net	3,691	3,691
Accrued interest receivable	4,222	4,322
Real estate acquired in settlement of loans	26,521	27,826
Income tax refund receivable	4,721	20,869
Other	23,308	14,440

Total assets	$1,387,921	$1,435,950

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$143,223	$142,609
Interest-bearing	1,048,152	1,072,305

Total deposits	1,191,375	1,214,914
Retail repurchase agreements	24,674	15,545
Commercial paper (Master notes)	—	19,061
FHLB borrowings	96,000	101,000
Convertible debt	380	—
Accrued interest payable	1,695	2,020
Other	11,154	8,395

Total liabilities	1,325,278	1,360,935

Shareholders’ equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 at both June 30, 2010 and December 31, 2009; none issued and outstanding at both June 30, 2010 and December 31, 2009	—	—
Common stock - par value $5.00 per share; authorized 25,000,000 shares at both June 30, 2010 and December 31, 2009; 6,495,130 issued and outstanding at both June 30, 2010 and December 31, 2009	32,309	32,282
Capital surplus	2,758	2,599
Retained earnings	33,269	47,094
Accumulated other comprehensive loss, net of tax	(5,693)	(6,960)

Total shareholders’ equity	62,643	75,015

Total liabilities and shareholders’ equity	$1,387,921	$1,435,950

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended June 30,
	2010	2009
Interest income
Interest earned on cash and cash equivalents	$88	$32
Dividends paid on FHLB stock	5	—
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	7	—
State and municipal (nontaxable)	364	410
Collateralized mortgage obligations (taxable)	276	823
Other mortgage-backed (taxable)	139	248
Interest and fees earned on loans	13,571	14,377

Total interest income	14,450	15,890
Interest expense
Interest paid on deposits	3,274	5,203
Interest paid on retail repurchase agreements	13	14
Interest paid on commercial paper	11	14
Interest paid on other short-term borrowings	—	11
Interest paid on FHLB borrowings	408	380
Other	10	—

Total interest expense	3,716	5,622

Net interest income	10,734	10,268
Provision for loan losses	12,750	30,000

Net interest expense after provision for loan losses	(2,016)	(19,732)

Noninterest income
Service charges on deposit accounts, net	2,027	2,073
Fees for trust and investment management and brokerage services	735	576
Mortgage-banking	377	1,244
Automatic teller machine	321	335
Merchant services	101	273
Other	500	602

Total noninterest income	4,061	5,103
Noninterest expense
Salaries and other personnel	6,302	6,215
Occupancy	1,148	1,155
Furniture and equipment	927	892
Loss on disposition of premises and equipment	3	21
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	981	1,372
Mortgage-servicing rights portfolio amortization and impairment	197	336
Marketing	450	316
Real estate acquired in settlement of loans writedowns and expenses	2,550	45
Other	2,813	2,791

Total noninterest expense	15,371	13,143

Net loss before benefit for income taxes	(13,326)	(27,772)
Benefit for income taxes	(4,793)	(9,921)

Net loss	$(8,533)	$(17,851)

Common and per share data
Net loss - basic	$(1.32)	$(2.77)
Net loss - diluted	(1.32)	(2.77)
Cash dividends	—	—
Book value	9.64	15.45
Weighted average common shares outstanding - basic	6,455,598	6,450,090
Weighted average common shares outstanding - diluted	6,455,598	6,450,090

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six month periods ended June 30,
	2010	2009
Interest income
Interest earned on cash and cash equivalents	$155	$38
Dividends paid on FHLB stock	9	—
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	14	—
State and municipal (nontaxable)	749	839
Collateralized mortgage obligations (taxable)	889	1,664
Other mortgage-backed (taxable)	337	511
Interest and fees earned on loans	27,176	30,404

Total interest income	29,329	33,456
Interest expense
Interest paid on deposits	6,837	9,915
Interest paid on retail repurchase agreements	27	27
Interest paid on commercial paper	21	29
Interest paid on other short-term borrowings	—	30
Interest paid on FHLB borrowings	901	809
Other	10	—

Total interest expense	7,796	10,810

Net interest income	21,533	22,646
Provision for loan losses	23,500	32,175

Net interest expense after provision for loan losses	(1,967)	(9,529)

Noninterest income
Service charges on deposit accounts, net	3,977	3,956
Fees for trust and investment management and brokerage services	1,386	1,110
Mortgage-banking	997	2,110
Automatic teller machine	624	635
Merchant services	895	551
Investment securities gains	8	2
Other	1,114	1,170

Total noninterest income	9,001	9,534
Noninterest expense
Salaries and other personnel	12,439	12,134
Occupancy	2,319	2,071
Furniture and equipment	1,894	1,775
Loss on disposition of premises and equipment	8	76
FDIC deposit insurance assessment	1,696	1,826
Mortgage-servicing rights portfolio amortization and impairment	388	750
Marketing	745	685
Real estate acquired in settlement of loans writedowns and expenses	3,562	74
Other	5,643	5,269

Total noninterest expense	28,694	24,660

Net loss before benefit for income taxes	(21,660)	(24,655)
Benefit for income taxes	(7,835)	(8,798)

Net loss	$(13,825)	$(15,857)

Common and per share data
Net loss - basic	$(2.14)	$(2.46)
Net loss - diluted	(2.14)	(2.46)
Cash dividends	—	0.06
Book value	9.64	15.45
Weighted average common shares outstanding - basic	6,455,598	6,449,383
Weighted average common shares outstanding - diluted	6,455,598	6,449,383

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776
Net loss				(15,857)		(15,857)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $122					199
Reclassification adjustment included in net income, net of tax impact of $1					(1)

Net unrealized gain on investment securities available for sale						198

Comprehensive loss						(15,659)
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			31			31
Excess tax benefit from equity-based awards			107			107
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	27,540	14	102			116

Balance at June 30, 2009	6,477,630	$32,264	$2,421	$71,322	$(5,919)	$100,088

Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015
Net loss				(13,825)		(13,825)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $778					1,272
Reclassification adjustment included in net income, net of tax impact of $3					(5)

Net unrealized gain on investment securities available for sale						1,267

Comprehensive loss						(12,558)
Cash dividend declared and paid ($0.00 per share)				—		—
Compensation expense related to stock option plan			15			15
Common stock issued pursuant to restricted stock plan	—	27	144			171

Balance at June 30, 2010	6,495,130	$32,309	$2,758	$33,269	$(5,693)	$62,643

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six month periods ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(13,825)	$(15,857)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,067	1,093
Amortization of unearned discounts / premiums on investment securities available for sale, net	367	11
Provision for loan losses	23,500	32,175
Gains on sales of mortgage loans held for sale, net	(501)	(1,075)
Loss on disposition of premises and equipment	8	76
Writedowns, gains, and losses on real estate acquired in settlement of loans	3,101	42
Investment securities gains	(8)	(2)
Originations of mortgage loans held for sale	(25,051)	(100,862)
Proceeds from sale of mortgage loans held for sale	27,538	97,032
Compensation expense related to stock options granted	15	31
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	—	107
Decrease (increase) in other assets, net	7,380	(6,561)
Increase (decrease) in other liabilities, net	2,039	(4,588)

Net cash provided by operating activities	25,630	1,622

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	40,191	2
Proceeds from maturities of investment securities available for sale	27,284	3,308
Purchases of investment securities available for sale	(64,555)	(1,494)
Repayments on investment securities available for sale	6,433	10,743
Purchases of FHLB stock	—	(1,592)
Redemptions of FHLB stock	—	2,003
Decrease (increase) in loans, net	45,775	(229)
Proceeds on sale of real estate acquired in settlement of loans	6,301	288
Proceeds on sale of premises and equipment held for sale	308	1,643
Purchases of premises and equipment, net	(1,122)	(4,416)

Net cash provided by investing activities	60,615	10,256

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in transaction, money market, and savings deposit accounts, net	18,585	(19,630)
Increase (decrease) in time deposit accounts, net	(42,124)	178,152
Increase in retail repurchase agreements, net	9,129	7,563
Decrease in commercial paper, net	(19,061)	(6,149)
Decrease in other short-term borrowings	—	(79,785)
Proceeds from FHLB borrowings	—	30,000
Repayment of FHLB borrowings	(5,000)	—
Other common stock activity	171	222
Cash dividends paid on common stock	—	(389)

Net cash provided by (used in) financing activities	(38,300)	109,984

Net change in cash and cash equivalents	47,945	121,862
Cash and cash equivalents, beginning of period	188,084	29,305

Cash and cash equivalents, end of period	$236,029	$151,167

Supplemental cash flow disclosures
Cash paid (received) during the period for:
Interest expense	$8,121	$10,612

Income taxes paid (refunds received, net)	(20,272)	2,880

Significant noncash activities
Net unrealized gain on investment securities available for sale, net of tax	$1,267	$198

Loans transferred to real estate acquired in settlement of loans, at fair value	8,097	10,987

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

The Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2010 and 2009 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to the period ended June 30, 2010. All material events that require recognition in the accompanying Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements have been included herein.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. As of and since June 30, 2010, we have made no changes to our determination in the Annual Report on Form 10-K for the year ended December 31, 2009 that we had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss or shareholders’ equity as previously reported.

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

Recently Adopted / Issued Accounting Pronouncements

Certain accounting standards required additional disclosures for the three and six month periods ended June 30, 2010, and such disclosures are included herein. The following is a summary of other applicable accounting pronouncements adopted by the Company during the three month period ended June 30, 2010 that required accounting changes beyond mere disclosures.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. The Company does not expect these amendments to have a material impact on our financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with GAAP, which establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements. In accordance with this guidance, we elected to disclose changes in comprehensive income in our Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of FASB ASC 715	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income, before income tax impact	—	—	—	321	321
Income tax expense	—	—	—	(123)	(123)

Accumulated other comprehensive income, after income tax impact	—	—	—	198	198

Accumulated other comprehensive income (loss), after income tax impact, June 30, 2009	$(6,126)	$1,630	$(4,496)	$(1,423)	$(5,919)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2009	$(8,896)	$1,630	$(7,266)	$306	$(6,960)
Accumulated other comprehensive income, before income tax impact	—	—	—	2,042	2,042
Income tax expense	—	—	—	(775)	(775)

Accumulated other comprehensive income, after income tax impact	—	—	—	1,267	1,267

Accumulated other comprehensive income (loss), after income tax impact, June 30, 2010	$(8,896)	$1,630	$(7,266)	$1,573	$(5,693)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank reports our reservable liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag. For the maintenance period ended on July 14, 2010, based on reservable liabilities from June 1, 2010 through June 14, 2010, the Federal Reserve required the Bank to maintain reserves of $11.4 million. After taking into consideration our levels of vault cash, reserves of $3.0 million were required to be maintained with the Federal Reserve.

Concentrations and Restrictions

In an effort to manage our associated risks, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans. Management regularly evaluates the risk associated with the counterparties to these potential transactions to ensure that we would not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

Cash and cash equivalents restricted to secure a letter of credit totaled $250 thousand (0.1%) and $512 thousand (0.3%) as of June 30, 2010 and December 31, 2009, respectively. In addition, $836 thousand (0.4%) of the balance of cash and cash equivalents was restricted as of June 30, 2010 and December 31, 2009 under our merchant credit card agreement.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$16,320	$2	$—	$16,322
State and municipal	40,486	1,869	—	42,355
Collateralized mortgage obligations	42,187	186	(362)	42,011
Other mortgage-backed (federal agencies)	10,788	840	—	11,628

Total investment securities available for sale	$109,781	$2,897	$(362)	$112,316

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$16,294	$3	$—	$16,297
State and municipal	44,908	1,880	(3)	46,785
Collateralized mortgage obligations	42,508	168	(2,358)	40,318
Other mortgage-backed (federal agencies)	15,783	838	(35)	16,586

Total investment securities available for sale	$119,493	$2,889	$(2,396)	$119,986

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. For securities priced by third party pricing services, management determines the most appropriate and relevant pricing service for each security class and has that pricing service provide the price for each security in the class. We record the unadjusted value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures.

Other-Than-Temporary Impairment

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	—	$—	$—	—	$—	$—	—	$—	$—
State and municipal	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	8	32,058	362	—	—	—	8	32,058	362
Other mortgage-backed (federal agencies)	—	—	—	—	—	—	—	—	—

Total investment securities available for sale	8	$32,058	$362	—	$—	$—	8	$32,058	$362

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Based on our other-than-temporary impairment analysis as of June 30, 2010, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at June 30, 2010. An AAA rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	100%	3%	100%	100%
Aa1-A3	—	75	—	—
Baa1	—	13	—	—
Not rated or withdrawn rating	—	9	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at June 30, 2010, 15% were rated AA+ by Standard and Poor’s ratings, 52% were rated AA, 19% were rated AA-, and 14%, or $565 thousand, were not rated by Standard and Poor’s ratings.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at June 30, 2010 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$20,784	$20,838
Due after one year through five years	26,358	27,657
Due after five year through ten years	9,139	9,600
Due after ten years	525	582
Collateralized mortgage obligations	42,187	42,011
Other mortgage-backed securities (federal agencies)	10,788	11,628

Total investment securities available for sale	$109,781	$112,316

The weighted average contractual life of investment securities available for sale was 3.7 years at June 30, 2010. Since 48%, based on amortized cost, of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

At June 30, 2010 and December 31, 2009, 61% of the portfolio was pledged to secure public deposits, including retail repurchase agreements, and trust assets. Of the $69.0 million and $73.2 million pledged at June 30, 2010 and December 31, 2009, respectively, $47.9 million and $56.3 million, respectively, of the portfolio was securing public deposits and trust assets.

At June 30, 2010 and December 31, 2009, $6.3 million (6%) and $6.3 million (5%), respectively, of the portfolio was pledged to secure federal funds funding from a correspondent bank.

At June 30, 2010 and December 31, 2009, $24.8 million (22%) and $29.8 million (25%), respectively, of the portfolio was pledged to collateralize FHLB advances and letters of credit, of which $23.9 million and $26.8 million, respectively, was available as lendable collateral.

On July 1, 2010, investment securities with a market value of $21.5 million were purchased and pledged to collateralize FHLB advances and letters of credit.

Concentrations

Four state and municipal security issuers issued securities with fair values ranging from 2.0% to 3.6% of total shareholders’ equity at June 30, 2010. Twenty state and municipal security issuers issued securities with fair values ranging from 1.0% to 1.9% of total shareholders’ equity at June 30, 2010.

Two collateralized mortgage obligation issuers issued securities with fair values of 1.3 and 4.1%, respectively, of total shareholders’ equity at June 30, 2010. Nine collateralized mortgage obligations, issued by the Government National Mortgage Association (“GNMA”), had an aggregate fair value of $38.6 million (61.7% of shareholders’ equity) and an amortized cost of $38.8 million at June 30, 2010.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at fair value at June 30, 2010 (dollars in thousands).

	Federal National Mortgage Association (“FNMA”)	Federal Home Loan Mortgage Corporation (“FHLMC”)	Government National Mortgage Association (“GNMA”)	Total
Other mortgage-backed (federal agencies)	$8,384	$1,762	$1,482	$11,628
As a percentage of shareholders’ equity	13.4%	2.8%	2.4%	18.6%

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2010	2009	2010	2009
Realized gains	$—	$—	$1,147	$2
Realized losses	—	—	(1,139)	—

Net realized gains	$—	$—	$8	$2

4.	Loans

Composition

The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$178,297	18.4%	$205,465	19.8%
Farmland	2,891	0.3	466	—
Single-family residential	194,808	20.1	203,330	19.6
Multifamily residential	28,927	3.0	30,668	3.0
Nonfarm nonresidential	432,085	44.7	459,130	44.1
Commercial and industrial	55,581	5.8	61,788	5.9
Obligations of states and political subdivisions of the U.S.	1,059	0.1	1,418	0.1
General consumer	52,461	5.4	57,581	5.5
Credit line	4,739	0.5	5,501	0.5
Bankcards	12,433	1.3	13,214	1.3
Others	3,963	0.4	1,751	0.2

Loans, gross	$967,244	100.0%	$1,040,312	100.0%

Loans included in the preceding loan composition table are net of participations sold. Participations sold totaled $12.5 million at June 30, 2010 and December 31, 2009.

Mortgage loans serviced for the benefit of others amounted to $426.7 million and $426.6 million at June 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. $339.5 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at June 30, 2010 and December 31, 2009, respectively, of which $145.3 million and $162.0 million, respectively, was available as lendable collateral.

On June 30, 2010, $15.8 million of loans was pledged as collateral for potential borrowings from the Federal Reserve Discount Window.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$178,297	18.4%	244.5%
Multifamily residential	28,927	3.0	39.7
Nonfarm nonresidential	432,085	44.7	592.4

Total loans secured by commercial real estate	$639,309	66.1%	876.6%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$61,395	6.4%	84.2%
Land development - commercial	16,925	1.8	23.2
Land development - residential	59,876	6.2	82.1
Commercial construction:
Hotel / motel	189	—	0.3
Retail	4,448	0.5	6.1
Office	244	—	0.3
Multifamily	2,617	0.3	3.6
Industrial and warehouse	7,140	0.7	9.8
Healthcare	4,916	0.5	6.7
Miscellaneous commercial	3,362	0.3	4.6

Total development commercial real estate loans	161,112	16.7	220.9
Existing and other commercial real estate loans
Secured by:
Hotel / motel	104,155	10.8	142.8
Retail	27,070	2.8	37.1
Office	27,428	2.8	37.6
Multifamily	28,927	3.0	39.7
Industrial and warehouse	17,302	1.8	23.7
Healthcare	11,232	1.1	15.4
Miscellaneous commercial	127,493	13.2	174.8
Residential construction - speculative	7,059	0.7	9.7

Total existing and other commercial real estate loans	350,666	36.2	480.8
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	117,199	12.1	160.7
Commercial construction - owner occupied	5,064	0.5	7.0
Residential construction - contract	5,268	0.6	7.2

Total commercial real estate owner occupied and residential loans	127,531	13.2	174.9

Total loans secured by commercial real estate	$639,309	66.1%	876.6%

Asset Quality

Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Nonaccrual loans	$91,653	$96,936
Loans past due 90 days and still accruing	20	—

	$91,673	$96,936

No interest income was recorded during the three and six month periods ended June 30, 2010 on loans classified as nonaccrual, as payments collected on nonaccrual loans are applied to the principal balance of the loan. Additional interest income of $999 thousand and $1.8 million would have been reported during the three and six month periods, respectively, ended June 30, 2010 had these loans performed in accordance with their contractual terms. As a result, our earnings did not include this interest income.

Troubled Debt Restructurings. At June 30, 2010 and December 31, 2009, the principal balance of troubled debt restructurings totaled $27.8 million and $14.6 million, respectively.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,
	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$28,426	$12,606	$24,079	$11,000
Provision for loan losses	12,750	30,000	23,500	32,175
Loans charged-off	(13,078)	(20,686)	(20,320)	(21,301)
Loan recoveries	285	45	1,124	91

Net loans charged-off	(12,793)	(20,641)	(19,196)	(21,210)

Allowance for loan losses, end of period	$28,383	$21,965	$28,383	$21,965

Impaired Loans. The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	June 30, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses determined in accordance with FASB ASC 310	$30,353	$11,253
Other impaired loans	68,354	85,583

Total impaired loans	$98,707	$96,836

Average impaired loans calculated using a simple average	$100,981	$82,471
Related allowance for loan losses	6,825	5,250

5.	Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Land	$6,534	$6,534
Buildings	19,772	19,904
Leasehold improvements	5,245	5,313
Furniture and equipment	20,741	20,908
Software	4,037	3,719
Bank automobiles	137	820
Capital lease asset	1,244	420

Premises and equipment, gross	57,710	57,618
Accumulated depreciation	(28,366)	(28,013)

Premises and equipment, net	$29,344	$29,605

6.	Goodwill, net

Goodwill of $3.7 million at June 30, 2010 and December 31, 2009 resulted from past business combinations from 1988 through 1999. We perform our annual impairment testing as of June 30. Due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed an impairment test of our goodwill at December 31, 2009. No impairment loss was recognized during the three or six month periods ended June 30, 2010 or 2009 or at December 31, 2009.

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $426.7 million and $426.6 million at June 30, 2010 and December 31, 2009, respectively, and are excluded from our Consolidated Balance Sheets.

The book value of mortgage-servicing rights at June 30, 2010 and December 31, 2009 was $2.9 million and $3.0 million, respectively. Mortgage-servicing rights are included within the Other assets financial statement line item of the Consolidated Balance Sheets. The fair value of mortgage-servicing rights at June 30, 2010 and December 31, 2009 was $3.4 million and $3.6 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in the mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,
	2010	2009	2010	2009
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$3,014	$2,993	$3,039	$2,932
Capitalized mortgage-servicing rights	107	408	273	883
Mortgage-servicing rights portfolio amortization and impairment	(197)	(336)	(388)	(750)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,924	$3,065	$2,924	$3,065

Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2010	2009	2010	2009
Valuation allowance, beginning of period	$38	$39	$40	$30
Additions charged to and (reductions credited from) operations	3	(1)	1	8

Valuation allowance, end of period	$41	$38	$41	$38

8.	Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the Other assets financial statement line item on the Consolidated Balance Sheets at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Real estate acquired in settlement of loans	$26,521	$27,826
Personal property acquired in settlement of loans	106	188

Total property acquired in settlement of loans	$26,627	$28,014

Real Estate Acquired in Settlement of Loans Activity

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated (in thousands).

	At and for the three month period ended June 30, 2010	At and for the six month period ended June 30, 2010
Real estate acquired in settlement of loans, beginning of period	$28,867	$27,826
Plus: New real estate acquired in settlement of loans	4,204	8,097
Less: Proceeds from sale of real estate acquired in settlement of loans	(4,248)	(6,301)
Less: Gain / (loss) on sale on real estate acquired in settlement of loans	14	285
Less: Provision charged to expense	(2,316)	(3,386)

Real estate acquired in settlement of loans, end of period	$26,521	$26,521

Subsequent to June 30, 2010, three properties with an aggregate net carrying amount of $4.7 million were sold at a gain of $282 thousand. At July 28, 2010, nine additional assets with an aggregate net carrying amount of $1.3 million were under contract for sale scheduled to close in the third quarter of 2010.

9.	Deposits

Composition

The following table summarizes traditional deposit composition at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Transaction deposit accounts	$431,040	$449,867
Money market deposit accounts	150,053	119,082
Savings deposit accounts	46,776	40,335
Time deposit accounts $100,000 and greater	238,299	263,664
Time deposit accounts less than $100,000	325,207	341,966

Total traditional deposit accounts	$1,191,375	$1,214,914

At June 30, 2010 and December 31, 2009, $810 thousand and $542 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans.

Interest Expense on Deposit Accounts

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2010	2009	2010	2009
Transaction deposit accounts	$67	$141	$128	$386
Money market deposit accounts	174	139	334	307
Savings deposit accounts	37	35	69	66
Time deposit accounts	2,996	4,888	6,306	9,156

Total interest expense on traditional deposit accounts	$3,274	$5,203	$6,837	$9,915

10.	Borrowings

Federal Funds Accommodations

At June 30, 2010, we had access to federal funds funding, secured by U.S. Treasury and federal agency securities, from a correspondent bank. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Authorized federal funds funding accomodations	$5,000	$5,000
Utilized federal funds funding accomodations	—	—

Available federal funds funding accomodations	$5,000	$5,000

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

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$145,302	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	23,909	26,791
Advances and letters of credit
FHLB advances	$(96,000)	$(101,000)
Letters of credit	(50,000)	(50,000)
Excess / (deficiency)	$(9,015)	$55

On July 1, 2010, investment securities with a market value of $21.5 million were pledged to cover the deficiency at June 30, 2010.

The following table summarizes FHLB borrowings at June 30, 2010 (dollars in thousands). Our FHLB advances do not have embedded call options.

						Total
Borrowing balance	$19,000	$30,000	$30,000	$5,000	$12,000	$96,000
Interest rate	0.63%	1.34%	2.89%	3.61%	0.43%	1.69%
Maturity date	1/7/2011	1/18/2011	3/7/2011	4/2/2013	4/4/2011

In January 2010, we were notified by the FHLB that it will not allow incremental borrowings until our financial condition improves.

Federal Reserve Discount Window

On June 30, 2010, $15.8 million of loans were pledged as collateral to cover the various Federal Reserve System services that are being utilized by the Company. The maximum maturity for borrowings is overnight. Any future potential borrowings from the Federal Reserve Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

We had no outstanding borrowings from the Federal Reserve at June 30, 2010 or December 31, 2009.

Convertible Debt

The Company has outstanding unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Company’s Board of Directors. The notes bear interest at 10% per year payable quarterly, have a stated maturity of March 31, 2015, may be prepaid by the Company at any time, and are mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. As of June 30, 2010, interest of $10 thousand has been accrued but not paid.

11.	Employee Benefit Plans

401(k) Plan

During the three month periods ended June 30, 2010 and 2009, matching contributions made in conjunction with our employee 401(k) plan totaled $101 thousand and $94 thousand, respectively. During the six month periods ended June 30, 2010 and 2009, matching contributions made in conjunction with our employee 401(k) plan totaled $199 thousand and $203 thousand, respectively.

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

The Company recognized an accrued pension liability, net at June 30, 2010 and December 31, 2009, which was included in the Other liabilities financial statement line item on the Consolidated Balance Sheets, of $4.0 million and $3.7 million, respectively.

The fair value of plan assets totaled $12.7 million and $13.2 million at June 30, 2010 and December 31, 2009, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the net periodic (income) expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense on the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three month period ended June 30, 2010	For the six month period ended June 30, 2010
Interest cost	$256	$482
Expected return on plan assets	(258)	(485)
Amortization of net actuarial loss	178	337

Net periodic pension expense	$176	$334

No expense was recorded during the three and six month periods ended June 30, 2009.

Contributions. Employer contributions in the amount of at least $78 thousand will be made during 2010. Additional contributions may be made depending on the funded status of the plan.

12.	Equity Based Compensation

Stock Option Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan with various expiration dates through December 31, 2016. Of these, 132,810 stock option awards remained outstanding at June 30, 2010 with exercise prices ranging from $13.50 to $30.40. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

The compensation cost that was charged against pretax net income (loss) for previously granted stock option awards that vested during the three month periods ended June 30, 2010 and 2009 was $8 thousand and $16 thousand, respectively. During the six month periods ended June 30, 2010 and 2009, such compensation expense was $15 and $31 thousand, respectively.

At June 30, 2010, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the stock option plan but not yet recognized was $16 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

The following table summarizes stock option activity for the 1997 Stock Compensation Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2008	169,330	$20.98
Exercised	(4,000)	26.60

Outstanding at June 30, 2009	165,330	$20.84

Outstanding at December 31, 2009	147,210	$21.80
Forfeited	(14,400)	15.00

Outstanding at June 30, 2010	132,810	$22.54

The following table summarizes information regarding stock option awards outstanding and exercisable at June 30, 2010.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding at 6/30/10	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 6/30/10	Weighted- average exercise price
$13.50			7,800	0.50	$13.50	7,800	$13.50
$15.00	to	$20.00	40,010	2.06	17.75	40,010	17.75
$23.30	to	$26.60	51,200	3.87	24.47	51,200	24.47
$27.30	to	$30.40	33,800	5.53	27.37	26,480	27.36

Total			132,810	3.55	22.54	125,490	22.26

At June 30, 2010, we determined the fair value of our common stock based on the average of the last five trades reported through our Private Trading System. At June 30, 2010, the fair value of our common stock did not exceed the exercise price of any options outstanding and exercisable. Cash received from stock option exercises under the stock option plan during the three and six month periods ended June 30, 2009 was $106 thousand. The total intrinsic value of stock options exercised during the three and six month period ended June 30, 2009 was $62 thousand. There were no stock options exercised during the three and six month periods ended June 30, 2010.

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

	Restricted stock outstanding	Weighted- average grant price
Outstanding at December 31, 2008	—	$—

Granted	37,540	42.00
Forfeited	(10,000)	42.00

Outstanding at June 30, 2009	27,540	42.00

Granted	17,500	21.95
Vested	(5,508)	42.00

Outstanding at December 31, 2009	39,532	33.12

Granted	—	—

Outstanding at June 30, 2010	39,532	$33.12

The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. We measure compensation cost for restricted stock awards at fair value and recognize compensation expense over the service period. As such, expense relative to 2009 grants is recognized ratably over the five year vesting period of the stock award grants. Of the restricted stock shares outstanding at June 30, 2010, 39% perform their annual vesting on July 1 and 61% perform their annual vesting on December 31. The compensation cost that was charged against pretax income during the three month periods ended June 30, 2010 and June 30, 2009 for restricted stock awards was $85 thousand and $37 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation cost was $30 thousand and $13 thousand, for the same periods, respectively. The compensation cost that was charged against pretax income during the six month periods ended June 30, 2010 and June 30, 2009 for restricted stock awards was $170 thousand and $116 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation cost was $60 thousand and $41 thousand, for the same periods, respectively. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At June 30, 2010, based on restricted stock awards outstanding at that time, the total pretax compensation cost related to nonvested restricted stock awards granted under the restricted stock plan but not yet recognized was $1.1 million. This cost is expected to be recognized over a remaining period through 2014. The estimation of restricted stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

At June 30, 2010, there was no intrinsic value associated with the restricted stock as the fair value did not exceed the fair value on the date of grant. At June 30, 2010, 204,960 shares were available for issuance under the plan.

Shares of restricted stock granted to employees under the 2008 Restricted Stock Plan are subject to prorata restrictions as to continuous employment for a specified time period following the date of grant, currently five years. During this period, the holder is entitled to full voting rights and dividends.

13.	Shareholders’ Equity and Average Share Information

Private Placement

On May 25, 2010, as amended on June 8, 2010, the Company entered into a Stock Purchase Agreement and Registration Rights Agreement and Amendment No. 1 to Stock Purchase Agreement and Registration Rights Agreement (“Amendment No. 1” and together with the Stock Purchase Agreement and the Registration Rights Agreement, the “Investment Agreements”) with institutional investors pursuant to which the investors committed to purchase approximately $103 million of shares of the Company’s common stock at $2.60 per share (the “Private Placement”).

Pursuant to the Investment Agreements, the Company has agreed to, among other things, nominate and appoint three designees of the investors to the Company’s and the Bank’s Board of Directors. In addition, the investors will have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s current shareholders.

The Private Placement is conditioned upon, among other things, the Company’s shareholders’ approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share, the Company’s representations and warranties contained in the Investment Agreements being true and correct in all material respects on the closing date, and the investors receiving all required regulatory approvals and determinations. The Investment Agreements may be terminated by the Company or an investor under certain circumstances, including that the Company or an investor, with respect to its investment, may terminate if the closing of the Private Placement has not occurred by December 31, 2010.

The Company’s annual shareholder meeting, at which time the shareholders will vote on the proposals described above, is scheduled for August 6, 2010.

Cash Dividends

The Board of Directors has not declared or paid a dividend on our common stock since the quarter ended March 31, 2009. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. Since our total risk-based capital ratio was below the well-capitalized regulatory minimum threshold at June 30, 2010, payment of a dividend on our common stock would have required prior notification and non-objection from the FDIC.

Average Share Information

The following table summarizes our reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	6,455,598	6,450,090	6,455,598	6,449,383
Dilutive impact resulting from potential common share issuances	—	—	—	—

Weighted average common shares outstanding - diluted	6,455,598	6,450,090	6,455,598	6,449,383

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted per share amount for the three and six month periods ended June 30, 2010 and 2009 as inclusion would be antidilutive given our net loss during the periods.

14.	Income Taxes

During 2009, the U.S. Congress extended the net operating loss carryback period from two years to five years for qualifying institutions. As a result of our net operating loss in 2009, the Company filed income tax refund claims and recorded receivables related to carrybacks from 2004 through 2007 and federal and state tax refund claims for estimated taxes paid in 2009 totaling $20.9 million, all of which were received during the three month period ended March 31, 2010, reduced by $661 thousand as a result of the filing of an amended 2009 federal income tax return in June 2010.

Our income tax receivable of $4.7 million recorded at June 30, 2010 was primarily the result of our taxable net operating loss for the six month period ended June 30, 2010 which was carried back to 2008. Effective January 1, 2010, the available carryback years for net operating losses under the Internal Revenue Code rules reverted from five years back to two years. At June 30, 2010, the Company has additional carryback capacity in 2010 to recapture up to $3.2 million of taxes paid in 2008.

As of June 30, 2010, net deferred income tax assets totaling $8.7 million are recorded in the Company’s Consolidated Balance Sheet. As of that date, we determined that $3.2 million of our net deferred income tax assets are realizable based primarily on an available refund from net operating loss carryback against income taxes previously paid in 2008, and $5.5 million is supported by tax planning strategies and projections of future taxable income. Accordingly, no valuation allowance is recorded against net deferred income tax assets as of June 30, 2010.

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

The following table summarizes the contractual amounts of our unused lending commitments relating to extension of credit with off-balance sheet risk at June 30, 2010 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$49,347
Bankcardlines	40,820
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	3,370
Commercial real estate, other construction loan, and land development loan commitments	14,727
Other	51,013

Total commitments to extend credit	$159,277

Commitments to fund “other” loans are comprised primarily of overdraft protection lines and lines related to commercial and industrial loans.

Standby letters of credit are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $3.3 million and $4.6 million at June 30, 2010 and December 31, 2009, respectively.

The reserve for unfunded commitments at June 30, 2010 and December 31, 2009 was $98 thousand and $128 thousand, respectively, and is recorded in the Other liabilities financial statement line item in the Consolidated Balance Sheet.

Loan Participations

With regard to participations sold aggregating $23.0 million at June 30, 2010 ($12.5 million of which related to gross loan balances and $10.5 million of which related to the contractual loan balances of real estate acquired in settlement of loans), we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to our duties to the participating banks.

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

16.	Derivative Financial Instruments and Hedging Activities

At June 30, 2010 and December 31, 2009, our only derivative instruments related to our residential mortgage lending activities. We are required to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

At June 30, 2010, commitments to originate conforming loans totaled $7.9 million. At June 30, 2010, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $250 thousand and no negative fair values. At December 31, 2009, commitments to originate conforming loans totaled $7.0 million. At December 31, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $52 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $11 thousand. The net change in derivative loan commitment fair values during the three and six month periods ended June 30, 2010 resulted in net derivative loan commitment income of $157 thousand and $209 thousand, respectively. Net derivative loan commitment income was $95 thousand for the three and six month periods ended June 30, 2009.

Forward sales commitments totaled $9.0 million at June 30, 2010. At June 30, 2010, forward sales commitments had no positive fair values, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $240 thousand. At December 31, 2009, forward sales commitments totaled $10.0 million. At December 31, 2009, these forward sales commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $92 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $1 thousand. The net change in forward sales commitment fair values during the three and six month periods ended June 30, 2010 resulted in net forward sales commitment expense of $255 thousand and $331 thousand, respectively. Net forward sales commitment income was $245 thousand for the three and six month periods ended June 30, 2009.

17.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize our assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$16,322	$53,983	$42,011	$112,316
Derivative financial instruments	—	250	—	250

Total assets measured at fair value on a recurring basis	$16,322	$54,233	$42,011	$112,566

Liabitites
Derivative financial instruments	$—	$240	$—	$240

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$16,297	$63,371	$40,318	$119,986
Derivative financial instruments	—	144	—	144

Total assets measured at fair value on a recurring basis	$16,297	$63,515	$40,318	$120,130

Liabitites
Derivative financial instruments	$—	$12	$—	$12

The following tables summarize the detail of investment securities available for sale fair value measurements from brokers or third party pricing services by level at the dates indicated (in thousands).

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$42,011	$42,011
Third party pricing services	16,322	53,983	—	70,305

Total	$16,322	$53,983	$42,011	$112,316

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$40,318	$40,318
Third party pricing services	16,297	63,371	—	79,668

Total	$16,297	$63,371	$40,318	$119,986

The following table reconciles the beginning and ending balances of investment securities available for sale fair value measurements using significant unobservable inputs on a recurring basis at the dates and for the period indicated (in thousands).

Level 3
Balance, December 31, 2009	$40,318
Total gains / losses (realized / unrealized) included in:
Net income / loss	(371)
Accumulated other comprehensive income	54
Purchases, sales, issuances, and settlements, net	2,010
Transfers in and (out) of level three	—

Balance, June 30, 2010	$42,011

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize our assets measured at fair value on a nonrecurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans, net	$—	$65,398	$26,484	$91,882
Real estate and personal property acquired in settlement of loans	—	13,133	13,494	26,627

Total assets measured at fair value on a nonrecurring basis	$—	$78,531	$39,978	$118,509

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans, net	$—	$75,209	$16,377	$91,586
Real estate and personal property acquired in settlement of loans	—	25,522	2,492	28,014

Total assets measured at fair value on a nonrecurring basis	$—	$100,731	$18,869	$119,600

Carrying Amounts and Estimated Fair Value of Principal Financial Assets and Liabilities

The following table summarizes the carrying amount and fair values for other financial instruments included in our Consolidated Balance Sheets at the dates indicated (in thousands).

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans, gross	$868,537	$846,979	$943,476	$924,647

Total assets	$868,537	$846,979	$943,476	$924,647

Liabilities
Deposits	$1,191,375	$1,183,474	$1,214,914	$1,206,857
FHLB borrowings	96,000	95,692	101,000	100,119

Total liabilities	$1,287,375	$1,279,166	$1,315,914	$1,306,976

18.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). Although our Tier 1 leverage ratio and Tier 1 risk-based capital ratio were above the well-capitalized regulatory minimum threshold of 5% and 6%, respectively, at December 31, 2009, these ratios are in the adequately-capitalized category at June 30, 2010. Our total risk-based capital ratio was below the well-capitalized regulatory minimum threshold of 10% at June 30, 2010 and December 31, 2009. As a result, we were classified in the undercapitalized category at June 30, 2010 and the adequately-capitalized category at December 31, 2009.

Since June 30, 2010, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be “well capitalized” under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2010
Total capital to risk-weighted assets
Company	$72,050	7.08%	$81,375	8.00%	n/a	n/a
Bank	72,931	7.17	81,420	8.00	$101,775	10.00%
Tier 1 capital to risk-weighted assets
Company	59,141	5.81	40,687	4.00	n/a	n/a
Bank	60,015	5.90	40,710	4.00	61,065	6.00
Tier 1 leverage ratio
Company	59,141	4.34	54,505	4.00	n/a	n/a
Bank	60,015	4.40	54,597	4.00	68,246	5.00
At December 31, 2009
Total capital to risk-weighted assets
Company	$93,298	8.25%	$90,426	8.00%	n/a	n/a
Bank	93,013	8.22	90,518	8.00	$113,147	10.00%
Tier 1 capital to risk-weighted assets
Company	79,046	6.99	45,213	4.00	n/a	n/a
Bank	78,745	6.96	45,259	4.00	67,888	6.00
Tier 1 leverage ratio
Company	79,046	5.55	56,951	4.00	n/a	n/a
Bank	78,745	5.52	57,042	4.00	71,302	5.00

Private Placement

As disclosed in Note 13, on May 25, 2010, as amended on June 8, 2010, the Company entered into Investment Agreements with institutional investors, pursuant to which the investors committed to purchase approximately $103 million of shares of the Company’s common stock. The net proceeds of the Private Placement, after estimated direct expenses of $8.5 million, are expected to be approximately $94.5 million of which approximately $1.5 million will be retained by the Company and approximately $93.0 million will be contributed to the Bank as a capital contribution. Successful completion of the Private Placement will result in the Company’s and the Bank’s capital levels being above the amounts necessary to be categorized as well-capitalized.

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the South Carolina State Board of Financial Institutions (the “State Board”) conducted their annual joint examination of the Bank. Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight Committee of the Board of Directors met periodically with these regulatory agencies to receive status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order with the FDIC and the State Board (the “Consent Order”). The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

•

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets;

•

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the supervisory authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums;

•	Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors;

•	Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs;

•	Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers;

•	Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful”;

•

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter;

•

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”;

•	Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned;

•

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

•

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit;

•

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation;

•

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality;

•

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the

Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy;

•	Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management;

•

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009;

•	Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b);

•	Limit asset growth to 10% per annum;

•	Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities;

•

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC. On April 1, 2010 the Bank was notified by the FDIC that it had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas; and

•

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirements to raise additional capital and to reduce our criticized assets by the specified percentages by certain dates, with the first date being December 6, 2010. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors impacting our financial condition as of June 30, 2010 and results of operations and cash flows for the three and six month periods ended June 30, 2010. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on many factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate” as well as similar expressions are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

•

Greater than expected losses could occur due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors,

•	Greater than expected losses could occur due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our efforts to raise capital or otherwise increase our regulatory capital ratios,

•	Risks and uncertainties associated with the closing of our private placement, including the risk that we are unable to consummate the private placement,

•	Our ability to comply with our Consent Order and potential regulatory actions if we fail to comply,

•	Our ability to retain key personnel,

•	Our ability to retain our existing customers, including our deposit relationships,

•	The rates of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and the legislative or regulatory environment,

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

•

Other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

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

	For the six month period ended June 30, 2010		For the six month period ended June 30, 2009		For the three month period ended June 30, 2010		For the three month period ended March 31, 2010		For the three month period ended December 31, 2009		For the three month period ended September 30, 2009		For the three month period ended June 30, 2009		For the year ended December 31, 2009
STATEMENTS OF INCOME (LOSS)
Interest income	$29,329		$33,456		$14,450		$14,879		$15,708		$17,046		$15,890		$66,210
Interest expense	7,796		10,810		3,716		4,080		5,099		5,530		5,622		21,439

Net interest income	21,533		22,646		10,734		10,799		10,609		11,516		10,268		44,771
Provision for loan losses	23,500		32,175		12,750		10,750		17,225		24,000		30,000		73,400

Net interest income (loss) after provision for loan losses	(1,967)		(9,529)		(2,016)		49		(6,616)		(12,484)		(19,732)		(28,629)
Noninterest income	9,001		9,534		4,061		4,940		4,625		4,543		5,103		18,702
Noninterest expense	28,694		24,660		15,371		13,323		13,628		13,998		13,143		52,286

Net loss before benefit for income taxes	(21,660)		(24,655)		(13,326)		(8,334)		(15,619)		(21,939)		(27,772)		(62,213)
Benefit for income taxes	(7,835)		(8,798)		(4,793)		(3,042)		(5,566)		(7,764)		(9,921)		(22,128)

Net loss	$(13,825)		$(15,857)		$(8,533)		$(5,292)		$(10,053)		$(14,175)		$(17,851)		$(40,085)

COMMON AND PER SHARE DATA
Net loss per common share:
Basic	$(2.14)		$(2.46)		$(1.32)		$(0.82)		$(1.55)		$(2.20)		$(2.77)		$(6.21)
Diluted	(2.14)		(2.46)		(1.32)		(0.82)		(1.55)		(2.20)		(2.77)		(6.21)
Cash dividends per common share	—		—		—		—		—		—		—		0.06
Book value per common share	9.64		15.45		9.64		10.93		11.55		13.63		15.45		11.55
Outstanding common shares	6,495,130		6,477,630		6,495,130		6,495,130		6,495,130		6,477,630		6,477,630		6,495,130
Weighted average common shares outstanding - basic	6,455,598		6,449,383		6,455,598		6,455,598		6,450,150		6,450,090		6,450,090		6,449,754
Weighted average common shares outstanding - diluted	6,455,598		6,449,383		6,455,598		6,455,598		6,450,150		6,450,090		6,450,090		6,449,754
Dividend payout ratio	n/a	%	(2.45	) %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%

PERIOD-END BALANCES
Assets	$1,387,921		$1,465,529		$1,387,921		$1,348,463		$1,435,950		$1,425,455		$1,465,529		$1,435,950
Investment securities available for sale, at fair value	112,316		113,347		112,316		115,893		119,986		121,027		113,347		119,986
Total loans	969,142		1,138,832		969,142		1,011,368		1,044,196		1,082,313		1,138,832		1,044,196
Deposits (including traditional and nontraditional)	1,216,049		1,275,744		1,216,049		1,168,978		1,249,520		1,247,850		1,275,744		1,249,520
FHLB borrowings	96,000		82,000		96,000		96,000		101,000		82,000		82,000		101,000
Convertible debt	380		—		380		380		—		—		—		—
Shareholders’ equity	62,643		100,088		62,643		70,978		75,015		88,266		100,088		75,015

AVERAGE BALANCES
Assets	$1,370,438		$1,414,629		$1,372,608		$1,368,244		$1,431,639		$1,462,846		$1,441,610		$1,430,271
Interest-earning assets	1,293,718		1,356,912		1,304,274		1,283,045		1,332,232		1,385,232		1,386,300		1,352,956
Investment securities available for sale, at fair value	116,481		120,505		115,274		117,702		120,606		115,377		117,532		119,238
Total loans	1,013,061		1,163,551		994,587		1,031,740		1,070,390		1,126,812		1,162,453		1,130,809
Deposits (including traditional and nontraditional)	1,187,044		1,204,990		1,192,535		1,181,492		1,248,568		1,270,659		1,255,242		1,232,526
Other short-term borrowings	1		9,997		—		2		112		1,386		6,605		15,447
FHLB borrowings	97,822		73,220		95,998		99,666		84,063		82,000		53,647		68,054
Convertible debt	193		—		380		4		—		—		—		—
Shareholders’ equity	73,660		118,411		70,705		76,648		88,879		102,298		118,922		106,906

SELECT PERFORMANCE RATIOS
Return on average assets	(2.03	) %	(2.26	) %	(2.49	) %	(1.57	) %	(2.79	) %	(3.84	) %	(4.97	) %	(2.80	) %
Return on average shareholders’ equity	(37.85)		(27.00)		(48.41)		(28.00)		(44.87)		(54.97)		(60.21)		(37.50)
Net interest margin	3.36		3.37		3.30		3.41		3.16		3.30		2.97		3.31

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	5.37%		8.37%		5.15%		5.60%		6.21%		6.99%		8.25%		7.47%
Shareholders’ equity as a percentage of assets, at period end	4.51		6.83		4.51		5.26		5.22		6.19		6.83		5.22
Tier 1 risk-based capital	5.81		8.46		5.81		6.82		6.99		7.50		8.46		6.99
Total risk-based capital	7.08		9.71		7.08		8.09		8.25		8.76		9.71		8.25
Tier 1 leverage ratio	4.34		7.17		4.34		5.30		5.55		5.99		7.17		5.55

ASSET QUALITY INFORMATION
Allowance for loan losses	$28,383		$21,965		$28,383		$28,426		$24,079		$22,548		$21,965		$24,079
Nonaccrual loans	91,653		95,549		91,653		113,181		96,936		92,532		95,549		96,936
Nonperforming assets	118,280		113,413		118,280		142,161		124,950		120,297		113,413		124,950
Net loans charged-off	19,196		21,210		12,793		6,403		15,694		23,417		20,641		60,321
Allowance for loan losses as a percentage of gross loans	2.93%		1.95%		2.93%		2.81%		2.31%		2.09%		1.95%		2.31%
Nonaccrual loans as a percentage of gross loans and foreclosed assets	9.22		8.35		9.22		10.89		9.07		8.35		8.35		9.07
Nonperforming assets as a percentage of assets	8.52		7.74		8.52		10.54		8.70		8.44		7.74		8.70
Net loans charged-off as a percentage of average gross loans	3.83		3.70		5.17		2.53		5.83		8.28		7.18		5.36

Executive Summary of Second Quarter 2010 Financial Results

Context for the Three Month Period Ended June 30, 2010 and the Company

2009 was a very challenging year for the Company, the banking industry, and the U.S. economy in general, and these challenges have continued into 2010. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•	Ongoing financial crisis in the overall U.S. economy that generally started in August 2008 and continued in 2009, for which the banking industry and the Company continue to be adversely affected.

•	Volatile equity markets that declined significantly during the first half of 2009 and have since begun to improve although daily volatility continues.

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

•

Low and uncertain interest rate environment particularly given the government intervention in the financial markets, with current expectations of rising interest rates although the timing is uncertain.

•	High levels of unemployment nationally and in our local markets, and uncertainty about when the trend will begin to improve.

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

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), the Company hired Samuel L. Erwin in March 2009 and Lee. S. Dixon in May 2009 as senior executive vice presidents. Effective July 1, 2009, the Company named Mr. Erwin as Chief Executive Officer and President of the Bank and Mr. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009, and, subject to regulatory approval, will also assume the role of Chief Financial Officer as of July 1, 2010.

•	Messrs. Erwin and Dixon have proven bank turn around and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. We also incurred a net loss in the first and second quarters of 2010.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank entering into a Consent Order with the banking regulatory agencies in June 2010.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of higher priced certificates of deposit accounts used to fund the loan growth during that period. Gross loans have decreased $189.1 million from March 31, 2009 to June 30, 2010. Total traditional and nontraditional deposits increased $3.4 million over the same period through various certificate of deposit and transaction deposit campaigns designed to attract and retain lower priced deposit accounts.

In light of the above, in 2009, management and the Board of Directors reacted quickly and defined three strategic initiatives, which are currently summarized as follows:

Component	Primary Emphasis	Time Horizon

Strategic Project Plan

•      Manage through the extended recession and volatile economic environment

•      Execute the Strategic Project Plan related to credit quality, earnings, liquidity, and capital (the Strategic Project Plan is described in more detail below), including preparation for a potential formal agreement with the bank regulatory agencies

June 2009 – June 2010

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

•      Potential listing on the NASDAQ stock exchange

Two to five years

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

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the effects of the most pronounced recession in decades. Unemployment in South Carolina rose significantly throughout 2009 and into 2010 and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in the second quarters of 2009 and 2010 were significantly impacted by the following in comparison to our historical financial results in the second quarter of 2008:

•	Provision for loan losses totaling $12.8 million and $30.0 million, respectively, in 2010 and 2009 compared to $687 thousand for 2008.

•

Net loss from writedowns, expenses, operations, and sales of real estate acquired in settlement of loans totaling $2.6 million and $45 thousand in 2010 and 2009, respectively, compared to $38 thousand in 2008.

•

Foregone interest of $1.1 million and $940 thousand in 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.74 and 5.05%, respectively.

•

Higher FDIC insurance premiums due to industry wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification below well-capitalized, and the 2009 special assessment totaling $981 thousand and $1.4 million, respectively, in 2010 and 2009, compared to $183 thousand in 2008.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan which were not incurred prior to the second quarter 2009.

In total, the above reduced our earnings by approximately $16.5 million and $31.4 million for the three month periods ended June 30, 2010 and 2009, respectively, compared to the same period of 2008. Accordingly, management believes successful completion of the Strategic Project Plan will result in significant improvement to our earnings.

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

The result of the above was a significant increase in the level of nonperforming assets through March 31, 2010, with a continued elevated level of such assets at June 30, 2010. In addition, many of these loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated costs to sell with the fair values determined primarily based on third party appraisals. During 2009 and continuing into 2010, appraised values decreased significantly even in comparison to appraisals received within the past 12 to 48 months. As a result, our evaluation of our loan portfolio and allowance for loan losses at June 30, 2010 resulted in net charge-offs of $12.8 million and a provision for loan losses of $12.8 million during the three month period ended June 30, 2010.

Recent Regulatory Developments

As a result of the above and the examination of the Bank by the FDIC and the State Board (collectively, the “Supervisory Authorities”) in November 2009, effective June 10, 2010, the Bank agreed to the issuance of a Consent Order with the Supervisory Authorities. Beginning in October 2009, the Board of Directors and a newly created committee of the Board of Directors, the Regulatory Oversight Committee, met periodically with these regulatory agencies to receive status reports on their examination, and the Board received the final report of examination in April 2010 and the Consent Order in June 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	As disclosed in more detail in this report, on May 25, 2010 and amended on June 8, 2010, the Company entered into a Stock Purchase Agreement with institutional investors pursuant to which the investors agreed to purchase approximately $103 million of shares of the Company’s common stock. Substantially all of the net proceeds of the Private Placement will be contributed to the Bank as a capital contribution. Successful completion of the Private Placement will result in the Company’s and the Bank’s capital levels being above the amounts necessary to be categorized as well-capitalized.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the supervisory authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established
minimums.	At June 30, 2010, the Bank’s capital ratios were below the
established minimum and we have submitted a written plan to
the Supervisory Authorities describing our capital plan,
including the Private Placement summarized above.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We have implemented a plan to monitor compliance with the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We have prepared a written analysis and assessment of the Bank’s management and staffing needs and have submitted the plan to the Supervisory Authorities.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	Effective June 30, 2010, Lauren S. Greer transitioned from her role as Chief Financial Officer of the Bank to the Director of Finance and Accounting. We have notified the Supervisory Authorities, and subject to their approval, effective July 1, 2010, Lee S. Dixon, our current Chief Operating Officer and Chief Risk Officer, will assume the responsibilities as the Chief Financial Officer. Mr. Dixon has substantial banking, regulatory, financial reporting, and risk management expertise from his 22 years of business experience, including as a partner in the Banking and Capital Markets practice of PricewaterhouseCoopers LLP, and has worked with banking clients ranging from small community banks to some of the largest national banks.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	At June 30, 2010, we have complied with this provision and no additional reductions were required by this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	As part of our Strategic Project Plan summarized below, in 2009 we reviewed and updated our policy in June and October to ensure the adequacy of the allowance for loan losses, including a review of the allowance for loan losses each calendar quarter. We have continued to refine our policy in 2010. We have submitted the revised policy to the Supervisory Authorities.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”.	As part of our Strategic Project Plan summarized below, we have developed written loan workout plans to reduce classified assets, and we have submitted our plan to the Supervisory Authorities.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	As part of our Strategic Project Plan summarized below, we have revised our policies and procedures for managing our real estate acquired in foreclosure, and we have submitted our policies and procedures to the Supervisory Authorities.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part,
“Substandard” or “Special Mention” and is uncollected, unless the
Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best
interests of the Bank.	We believe we are in compliance with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are working aggressively to reduce our concentrations in commercial real estate.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed our loan policies and procedures for adequacy and made appropriate revisions to enhance our lending and Credit Administration functions. We have continued to refine our policies and procedures in 2010. We have submitted the revised policy to the Supervisory Authorities.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed our loan review and grading system to provide for the periodic review of our loan portfolio to review and categorize our loans. As described in more detail elsewhere in this report, we have conducted internal and external loan reviews in 2009 and 2010. We have submitted the revised policy to the Supervisory Authorities.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.	In 2009 we prepared an annual 2010 budget that was approved by the Bank’s Board of Directors. We have updated our 2010 budget based on actual results through June 30, 2010 and projections for the remainder of the year.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed and updated our written Asset Liability and Investments Plan, and we have submitted the plan to the Supervisory Authorities.

Eliminate, within 30 days from the effective date of	At June 30, 2010, we had eliminated all matters set

the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	forth in the FDIC’s safety and soundness examination of the Bank in November 2009.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Prior to and at June 30, 2010, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we are in compliance with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we are in compliance with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we are in compliance with this provision of the Consent Order. On April 1, 2010, we were notified by the FDIC that it had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we are in compliance with this provision of the Consent Order, and we have submitted the required progress report to the Supervisory Authorities.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisor Authorities. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirements to raise additional capital and to reduce our criticized assets by the specified percentages by certain dates, with the first date being December 6, 2010. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings, and capital. Execution of the Plan is being overseen by the special Regulatory Oversight Committee of the Board of Directors, and we have engaged external expertise to assist with its implementation. The Plan contemplated substantially all of the requirements of the Consent Order and therefore we believe we have already made substantial progress towards complying with the requirements of the Consent Order. However, certain provision of the Consent Order require us to submit written plans to the Supervisory Authorities for their review and / or approval, and all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan which now also reflects the requirements of the Consent Order. No one yet can predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, eventual improvement in the economy and the real estate markets, and raising additional capital, will help our borrowers and us weather this storm and continue our road to recovery and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio which began in 2008, accelerated during 2009, and continued into 2010, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio. In May and June 2009, we performed an expanded internal loan review of our nonconsumer loan portfolio that covered 70% of these loans. In July and August 2009, an independent loan review firm also reviewed 35% of our nonconsumer loan portfolio. In February 2010, we performed another internal loan review of our nonconsumer loan portfolio that covered $274.4 million, and in May 2010 the independent loan review firm reviewed $280.8 million of our nonconsumer loan portfolio.

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

•

In July 2009, we hired a new Chief Credit Officer and reevaluated our lending policies and procedures and Credit Administration function and implemented significant enhancements. Among other changes, we have reorganized our Credit Administration function, hired additional internal resources and external consulting assistance, and reorganized our line of business lending roles and responsibilities including separate designation of a commercial lending business with more direct oversight and clearer accountability.

•

In April 2010, we hired two additional personnel with expertise in problem asset workout and disposition, and in June 2010 we hired a seasoned department manager for our Special Assets Department which is now comprised of six individuals.

•

We are actively marketing problem assets for sale. Since June 30, 2009, we have sold real estate acquired in settlement of loans aggregating $6.5 million. Subsequent to June 30, 2010, three properties with an aggregate net carrying amount of $4.7 million were sold at a gain of $282 thousand. At July 28, 2010, nine additional assets with an aggregate net carrying amount of $1.3 million were under contract for sale scheduled to close in the third quarter of 2010.

•	In total, at June 30, 2010, our nonperforming assets declined $23.9 million (17%) from March 31, 2010, the first quarterly decline since we adopted the Plan in June 2009.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•	Executing targeted deposit growth and retention campaigns which resulted in retained and new certificates of deposit aggregating $258.1 million from January 1, 2010 through June 30, 2010.

•	Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB and Federal Reserve borrowings.

•	Monitoring our correspondent bank lines of credit.

•

Accelerating the filing of our 2009 income tax refund claims resulting in refunds received totaling $20.9 million, all of which were received during the three month period ended March 31, 2010, reduced by $661 thousand as a result of the filing of an amended 2009 federal income tax return in June 2010.

•

Maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $1.1 million for the three month period ended June 30, 2010 when compared with investing these funds at the average yield of 2.74% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. However, we expect to maintain this cash balance until successful completion of the Private Placement transaction.

At July 28, 2010, funding sources included cash invested at the Federal Reserve totaling $214.0 million and our correspondent bank line of credit totaling $5.0 million.

Capital. At June 30, 2010, our total risk-based capital ratio, Tier 1 leverage ratio, and Tier 1 risk-based capital ratio were below the well-capitalized regulatory minimum thresholds. To preserve our capital we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio by $189.1 million since March 31, 2009.

•	Evaluated other capital saving alternatives such as asset sales and reducing outstanding credit commitments.

•	Issued unsecured convertible debt from the Company in March 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution.

•

On May 25, 2010 and amended on June 8, 2010, the Company entered into Investment Agreements with certain institutional investors to purchase approximately $103 million of shares of the Company’s common stock at $2.60 per share in a Private Placement. The net proceeds of the Private Placement are expected to be approximately $94.5 million, substantially all of which will be contributed to the Bank as a capital contribution. The capital contribution to the Bank will result in the Bank’s capital adequacy ratios exceeding the minimum capital levels required to be categorized as well capitalized.

Earnings. We have developed an earnings plan that is focused on improvement through a combination of revenue increases and expense reductions including assistance from external consulting firms to review our current and potential new products and services and related rates and fees, and to identify process and efficiency improvements.

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At June 30, 2010, loans aggregating $217.8 million had interest rate floors, of which $196.9 million had floors greater than or equal to 5%. In June and July 2010, we began short-term loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, and consumer loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, we have also borrowed longer-term advances from the FHLB to lock in the current low interest rates.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We have also evaluated the profitability of all of our pre-existing deposit accounts and in the third quarter of 2010 will continue the migration of unprofitable accounts to these new accounts to generate additional noninterest income. We are also revising our existing fees and implementing new fees, with various implementation dates targeted for December 2010 and March 2011.

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

•

Lastly, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010, we entered into a referral and services agreement with Global Direct Payments, Inc. (“Global Direct”) related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services noninterest income in the amount of $550 thousand, net of transaction costs, for the six month period ended June 30, 2010.

Summary

In summary, during the three month period ended June 30, 2010, we continued to be impacted by the negative financial conditions of our borrowers and the economy in general, but we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009. We believe that raising capital, combined with an improving economy, will accelerate our road to recovery and return to profitability in the post-recession environment. If we complete the Private Placement during the third quarter of 2010, then we believe that we may return to profitability, on a quarterly basis, at some point during 2011. However, as discussed in this Quarterly Report on Form 10-Q, our quarterly performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability, regardless of whether the Private Placement is completed.

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

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2010	December 31, 2009	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$236,029	$188,084	$47,945	25.5%

Total cash and cash equivalents	236,029	188,084	47,945	25.5
FHLB stock, at cost	7,010	7,010	—	—
Investment securities available for sale, at fair value	112,316	119,986	(7,670)	(6.4)
Mortgage loans held for sale	1,898	3,884	(1,986)	(51.1)
Loans, gross	967,244	1,040,312	(73,068)	(7.0)
Less: allowance for loan losses	(28,383)	(24,079)	(4,304)	17.9

Loans, net	938,861	1,016,233	(77,372)	(7.6)
Premises and equipment, net	29,344	29,605	(261)	(0.9)
Goodwill, net	3,691	3,691	—	—
Accrued interest receivable	4,222	4,322	(100)	(2.3)
Real estate acquired in settlement of loans	26,521	27,826	(1,305)	(4.7)
Income tax refund receivable	4,721	20,869	(16,148)	(77.4)
Other	23,308	14,440	8,868	61.4

Total assets	$1,387,921	$1,435,950	$(48,029)	(3.3)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$143,223	$142,609	$614	0.4%
Interest-bearing	1,048,152	1,072,305	(24,153)	(2.3)

Total deposits	1,191,375	1,214,914	(23,539)	(1.9)
Retail repurchase agreements	24,674	15,545	9,129	58.7
Commercial paper (Master notes)	—	19,061	(19,061)	(100.0)
FHLB borrowings	96,000	101,000	(5,000)	(5.0)
Convertible debt	380	—	380	100.0
Accrued interest payable	1,695	2,020	(325)	(16.1)
Other	11,154	8,395	2,759	32.9

Total liabilities	1,325,278	1,360,935	(35,657)	(2.6)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	32,309	32,282	27	0.1
Capital surplus	2,758	2,599	159	6.1
Retained earnings	33,269	47,094	(13,825)	(29.4)
Accumulated other comprehensive loss, net of tax	(5,693)	(6,960)	1,267	(18.2)

Total shareholders’ equity	62,643	75,015	(12,372)	(16.5)

Total liabilities and shareholders’ equity	$1,387,921	$1,435,950	$(48,029)	(3.3)%

Cash and Cash Equivalents

Cash and cash equivalents increased $47.9 million (25.5%) at June 30, 2010 over December 31, 2009 primarily as a result of maintaining our excess liquidity with the Federal Reserve. Until we complete the Private Placement, we are intentionally maintaining these higher cash balances to provide liquidity, notwithstanding the negative impact to our interest income since we only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. For the three month period ended June 30, 2010, the difference between the interest earned on the cash at the Federal Reserve at 25 basis points and the interest that could have been earned by investing this cash in the securities portfolio at the average yield on the portfolio of 2.74% was $1.1 million. Once the banking industry returns to a more stable operating environment and we raise additional capital, our plan is to reinvest these cash reserves into higher yielding assets which should significantly improve our net interest margin.

Concentrations and Restrictions. In an effort to manage our associated risks, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans. Management regularly evaluates the risk associated with the counterparties to these potential transactions to ensure that we would not expose ourselves to any significant risks with regard to our cash and cash equivalent balances.

Cash and cash equivalents restricted to secure a letter of credit totaled $250 thousand (0.1%) and $512 thousand (0.3%) as of June 30, 2010 and December 31, 2009, respectively. In addition, $836 thousand (0.4%) of the balance of cash and cash equivalents was restricted as of June 30, 2010 and December 31, 2009 under our merchant credit card agreement.

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

	June 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
U.S. Treasury and federal agencies	$16,322	14.5%	$16,297	13.6%
State and municipal	42,355	37.7	46,785	39.0
Collateralized mortgage obligations	42,011	37.4	40,318	33.6
Other mortgage-backed (federal agencies)	11,628	10.4	16,586	13.8

Total investment securities available for sale	$112,316	100.0%	$119,986	100.0%

Average balances of investment securities available for sale decreased to $115.3 million during the three month period ended June 30, 2010 from $117.5 million during the same period of 2009. During March 2010, we evaluated and executed several capital preservation transactions, one of which was a sale of investment securities available for sale. Eleven collateralized mortgage obligations, three other mortgage-backed securities, and three state and municipal securities totaling $40.2 million were sold during March 2010 resulting in a net gain on sale totaling $8 thousand. The proceeds from the sales were reinvested in GNMA collateralized mortgage obligations and U.S. Treasury and federal agencies with an expected duration of 2.0 years. These transactions were executed as part of our repositioning the investment securities portfolio in light of the current interest rate environment, including expectation of rising interest rates over at least the next 18 months. In addition, the transactions resulted in an improved regulatory capital position as the securities sold were in higher risk weighted asset categories compared to the securities purchased.

The fair value of the investment securities available for sale portfolio represented 8.1% of total assets at June 30, 2010 and 8.4% of total assets at December 31, 2009.

Unrealized Position. The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (in thousands).

	June 30, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and federal agencies	$16,320	$16,322	$16,294	$16,297
State and municipal	40,486	42,355	44,908	46,785
Collateralized mortgage obligations	42,187	42,011	42,508	40,318
Other mortgage-backed (federal agencies)	10,788	11,628	15,783	16,586

Total investment securities available for sale	$109,781	$112,316	$119,493	$119,986

Other-Than-Temporary Impairment. The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	—	$—	$—	—	$—	$—	—	$—	$—
State and municipal	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	8	32,058	362	—	—	—	8	32,058	362
Other mortgage-backed (federal agencies)				—	—	—	—	—	—

Total investment securities available for sale	8	$32,058	$362	—	$—	$—	8	$32,058	$362

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Gross unrealized losses decreased $2.0 million from December 31, 2009 to June 30, 2010, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. Eleven collateralized mortgage obligations were sold during the six month period ended June 30, 2010. The gross unrealized losses on the sold collateralized mortgage obligations totaled $2.0 million at December 31, 2009.

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

Ratings. The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at June 30, 2010. An AAA rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	100%	3%	100%	100%
Aa1-A3	—	75	—	—
Baa1	—	13	—	—
Not rated or withdrawn rating	—	9	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at June 30, 2010, 15% were rated AA+ by Standard and Poor’s ratings, 52% were rated AA, 19% were rated AA-, and 14%, or $565 thousand, were not rated by Standard and Poor’s ratings.

Maturities. The weighted average contractual life of investment securities available for sale was 3.7 years at June 30, 2010. Since 48%, based on amortized cost, of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged. At June 30, 2010 and December 31, 2009, 61% of the portfolio was pledged to secure public deposits, including retail repurchase agreements, and trust assets. Of the $69.0 million and $73.2 million pledged at June 30, 2010 and December 31, 2009, respectively, $47.9 million and $56.3 million, respectively, of the portfolio was securing public deposits and trust assets.

At June 30, 2010 and December 31, 2009, $6.3 million (6%) and $6.3 million (5%), respectively, of the portfolio was pledged to secure federal funds funding from a correspondent bank.

At June 30, 2010 and December 31, 2009, $24.8 million (22%) and $29.8 million (25%), respectively, of the portfolio was pledged to collateralize FHLB advances and letters of credit, of which $23.9 million and $26.8 million, respectively, was available as lendable collateral.

On July 1, 2010, investment securities with a market value of $21.5 million were purchased and pledged to collateralize FHLB advances and letters of credit.

Concentrations. Four state and municipal security issuers issued securities with fair values ranging from 2.0 to 3.6% of total shareholders’ equity at June 30, 2010. Twenty state and municipal security issuers issued securities with fair values ranging from 1.0% to 1.9% of total shareholders’ equity at June 30, 2010.

Two collateralized mortgage obligation issuers issued securities with fair values of 1.3 and 4.1%, respectively, of total shareholders’ equity at June 30, 2010. Nine collateralized mortgage obligations, issued by GNMA, had an aggregate fair value of $38.6 million (61.7% of shareholders’ equity) and an amortized cost of $38.8 million at June 30, 2010.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at fair value at June 30, 2010 (dollars in thousands).

	FNMA	FHLMC	GNMA	Total
Other mortgage-backed (federal agencies)	$8,384	$1,762	$1,482	$11,628
As a percentage of shareholders’ equity	13.4%	2.8%	2.4%	18.6%

Realized Gains and Losses. The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2010	2009	2010	2009
Realized gains	$—	$—	$1,147	$2
Realized losses	—	—	(1,139)	—

Net realized gains	$—	$—	$8	$2

Lending Activities

General. Loans continue to be the largest component of our assets. During the six month period ended June 30, 2010, gross loans declined $73.1 million (7.0%) as we actively sought to reduce our commercial real estate loan portfolio to preserve capital as part of our capital plan and to reduce concentrations in the commercial real estate related segments of the loan portfolio. Based on our risk assessment of borrowers, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and sales. During the three month period ended June 30, 2010, we charged-off $11.3 million, in gross loan charge-offs, related to loans evaluated individually for impairment and transferred $3.4 million of loans evaluated individually for impairment to the real estate acquired in settlement of loans portfolio.

Composition. The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$178,297	18.4%	$205,465	19.8%
Farmland	2,891	0.3	466	—
Single-family residential	194,808	20.1	203,330	19.6
Multifamily residential	28,927	3.0	30,668	3.0
Nonfarm nonresidential	432,085	44.7	459,130	44.1
Commercial and industrial	55,581	5.8	61,788	5.9
Obligations of states and political subdivisions of the U.S.	1,059	0.1	1,418	0.1
General consumer	52,461	5.4	57,581	5.5
Credit line	4,739	0.5	5,501	0.5
Bankcards	12,433	1.3	13,214	1.3
Others	3,963	0.4	1,751	0.2

Loans, gross	$967,244	100.0%	$1,040,312	100.0%

The following table summarizes gross loans, categorized by loan purpose, at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Commercial business	$110,833	11.5%	$121,691	11.7%
Commercial real estate	619,210	64.0	671,701	64.6
Installment	16,796	1.7	20,845	2.0
Installment real estate	74,357	7.7	80,395	7.7
Indirect	35,788	3.7	36,291	3.5
Credit line	1,900	0.2	1,970	0.2
Prime access	65,580	6.8	66,082	6.4
Residential mortgage	26,714	2.8	26,282	2.5
Bankcards	12,457	1.3	13,236	1.3
Business manager	348	—	319	—
Other loans	1,323	0.1	1,081	0.1
Loans in process	1,560	0.2	(33)	—
Deferred loans fees and costs	378	—	452	—

Loans, gross	$967,244	100.0%	$1,040,312	100.0%

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $12.5 million (2 loans) at June 30, 2010 and December 31, 2009. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $426.7 million and $426.6 million at June 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. $339.5 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at June 30, 2010 and December 31, 2009, respectively, of which $145.3 million and $162.0 million, respectively, was available as lendable collateral.

On June 30, 2010, $15.8 million of loans were pledged as collateral to cover the various Federal Reserve System services that are being utilized by the Company. The maximum maturity for potential borrowings is overnight. Any future potential borrowings from the Discount Window would be at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We would be required to pledge collateral for such secondary borrowing.

Concentrations. General. During 2009 and continuing into 2010, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. In addition, we are evaluating the potential sale, individually or in bulk, of performing and nonperforming commercial real estate loans although no such loans are currently under contract for sale.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$178,297	18.4%	244.5%
Multifamily residential	28,927	3.0	39.7
Nonfarm nonresidential	432,085	44.7	592.4

Total loans secured by commercial real estate	$639,309	66.1%	876.6%

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2010 (dollars in thousands).

	Total	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans Secured by:
Land - unimproved (commercial or residential)	$61,395	6.4%	84.2%
Land development - commercial	16,925	1.8	23.2
Land development - residential	59,876	6.2	82.1
Commercial construction:
Hotel / motel	189	—	0.3
Retail	4,448	0.5	6.1
Office	244	—	0.3
Multifamily	2,617	0.3	3.6
Industrial and warehouse	7,140	0.7	9.8
Healthcare	4,916	0.5	6.7
Miscellaneous commercial	3,362	0.3	4.6

Total development commercial real estate loans	161,112	16.7	220.9
Existing and other commercial real estate loans Secured by:
Hotel / motel	104,155	10.8	142.8
Retail	27,070	2.8	37.1
Office	27,428	2.8	37.6
Multifamily	28,927	3.0	39.7
Industrial and warehouse	17,302	1.8	23.7
Healthcare	11,232	1.1	15.4
Miscellaneous commercial	127,493	13.2	174.8
Residential construction - speculative	7,059	0.7	9.7

Total existing and other commercial real estate loans	350,666	36.2	480.8
Commercial real estate owner occupied and residential loans Secured by:
Commercial - owner occupied	117,199	12.1	160.7
Commercial construction - owner occupied	5,064	0.5	7.0
Residential construction - contract	5,268	0.6	7.2

Total commercial real estate owner occupied and residential loans	127,531	13.2	174.9

Total loans secured by commercial real estate	$639,309	66.1%	876.6%

Asset Quality. Given the negative credit quality trends which began in 2008, accelerated during 2009, and have continued into 2010, we have performed extensive analysis of our nonconsumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status, and collateral valuation of the loans by the loan officers, our senior management team, external consultants, and an external loan review firm. Of particular significance is that these reviews have identified 38 specifically identified borrower relationships (47 individual loans) aggregating $140.1 million in remaining unpaid principal balance at June 30, 2010 that have resulted in $51.7 million (60%) of the $85.4 million of net charge-offs and writedowns on foreclosed assets recorded in the past five quarters. In general, these loans, which in the aggregate were carried on our Consolidated Balance Sheet at $80.5 million at June 30, 2010, have one or more of the following common characteristics:

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

•	Concentrated in commercial real estate with 67% of the remaining unpaid principal balance of these loans at June 30, 2010 originated by two loan officers who are no longer employed by the Company.

At June 30, 2010, the remaining unpaid principal balance for this pool of loans comprises 64% of our total problem assets (all loans individually evaluated for impairment, and real estate acquired in settlement of loans greater than $1 million). In addition, the loss rate on this pool of loans for the five quarters ended June 30, 2010 has been 37% of the unpaid principal balance, which is significantly higher than the loss rate on the remainder of the loan portfolio, which was 3.3% for the same period.

In general, our entire commercial real estate loan portfolio has been impacted by the challenging economic environment in 2008, 2009, and 2010. However, this pool of loans is the primary contributor to our deteriorated asset quality, charge-offs, and resulting net loss over the past five quarters. In addition, this pool of loans has exhibited a loss given default much higher than the remainder of the loan portfolio that is comprised of in-market loans to ongoing customers of the Company that were underwritten by loan officers of the Company using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the loss rate of 37% incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

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

•

Special Assets: In June 2009, we reassigned a senior Credit Administrator; in August and September 2009, we engaged two external workout consultants (who have since completed their engagements); in November 2009, we reassigned a commercial lender; in April 2010, we hired two experienced special assets professionals, and in June 2010 we hired a seasoned department leader to manage our Special Assets Department. This department is now comprised of six people and these internal personnel and external consultants have been focused exclusively on accelerated resolution of our problem assets.

•

Training: During the first six months of 2010, we conducted additional training using external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns and cash flows.

All of these actions were taken to improve our credit risk management approach and accelerate the resolution of our credit quality issues.

At June 30, 2010, nonperforming assets decreased $23.9 million (17%) from March 31, 2010, which is the first quarterly decline since we adopted our Strategic Project Plan in June 2009. In addition, the number of loans placed on nonaccrual status the past two quarters has declined. However, we continue to have a high risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by FDIC code, at the dates indicated (dollars in thousands).

	June 30, 2010	March 31, 2010	December 31, 2009
Secured by real estate
Construction, land development, and other land loans	$37,733	$54,347	$47,901
Farmland	48	48	50
Single-family residential	9,159	8,472	7,652
Multifamily residential	9,352	9,827	9,844
Nonfarm nonresidential	28,200	31,910	23,330
Commercial and industrial	6,330	7,917	7,475
General consumer	831	660	684

Total nonaccrual loans	91,653	113,181	96,936
Real estate acquired in settlement of loans	26,521	28,867	27,826
Personal property acquired in settlement of loans	106	113	188

Total foreclosed assets	26,627	28,980	28,014

Total nonperforming assets	$118,280	$142,161	$124,950

Gross loans	$967,244	$1,010,247	$1,040,312
Total assets	1,387,921	1,348,463	1,435,950
Nonaccrual loans as a percentage of:
gross loans and foreclosed assets	9.22%	10.89%	9.07%
total assets	6.60	8.39	6.75
Nonperforming assets as a percentage of:
gross loans and foreclosed assets	11.90%	13.68%	11.70%
total assets	8.52	10.54	8.70

Loans placed in nonaccrual status during 2010 resulted primarily from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that payment in full of principal or interest was not expected due to personal cash flows from the borrowers and guarantors being inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans, or a decline in fair values of the collateral resulting in lower cash proceeds from property sales.

Twenty-five loans with a balance at June 30, 2010 greater than $1 million comprised 61% of our nonaccrual loans at June 30, 2010. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential lots / golf course development	$26,248	29%
Multifamily residential	8,183	9
Retirement center properties	2,674	3
Real estate for commercial use	13,285	14
Marina	1,229	1
Other business loans	4,263	5

Total nonaccrual loans > $1 million secured by commercial real estate	$55,882	61%

Additionally, four of these loans (18% based on the principal balance at June 30, 2010) were purchased participations and seven of these loans (30% based on the principal balance at June 30, 2010) are out-of-market loans. In 2009, we amended our loan policy to preclude originating any new loans of these kinds.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $999 thousand and $1.8 million would have been reported during the three and six month periods ended June 30, 2010, respectively, had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands). Real estate acquired in settlement of loans is net of participations sold of $6.5 million (three properties) at June 30, 2010.

	At and for the three month period ended June 30, 2010	At and for the six month period ended June 30, 2010
Real estate acquired in settlement of loans, beginning of period	$28,867	$27,826
Plus: New real estate acquired in settlement of loans	4,204	8,097
Less: Proceeds from sale of real estate acquired in settlement of loans	(4,248)	(6,301)
Less: Gain / (loss) on sale on real estate acquired in settlement of loans	14	285
Less: Provision charged to expense	(2,316)	(3,386)

Real estate acquired in settlement of loans, end of period	$26,521	$26,521

The following table summarizes the Real estate acquired in settlement of loans portfolio, by FDIC code, at June 30, 2010 (in thousands).

Construction, land development, and other land loans	$9,078
Single-family residential	2,647
Nonfarm, nonresidential	14,796

Total real estate acquired in settlement of loans	$26,521

Five individual properties greater than $1 million comprised 58% of our real estate acquired in settlement of loans portfolio at June 30, 2010. Of the balance of these properties, 27% were hotel properties, 10% were residential development properties, and 63% were retirement center properties. Additionally, 60% of these properties were participations. Three of the six were the result of out-of-market loans.

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

During the quarter ended June 30, 2010, we sold 24 properties with an aggregate net carrying amount of $4.2 million in total real estate acquired in settlement of loans sales at a net gain of $14 thousand.

Subsequent to June 30, 2010, three properties with an aggregate net carrying amount of $4.7 million were sold at a gain of $282 thousand. At July 28, 2010, nine additional assets with an aggregate net carrying amount of $1.3 million were under contract for sale scheduled to close in the third quarter of 2010.

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

Troubled Debt Restructurings. Troubled debt restructurings are loans which have been restructured from their original contractual terms (for example, reduction in contractual interest rate). As part of the determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At June 30, 2010 and December 31, 2009, the principal balance of troubled debt restructurings totaled $27.8 million and $14.6 million, respectively.

Historically, we have not split loans into two legally separate loans. However, at June 30, 2010, we had two loans that had been legally split into separate loans (an A/B loan structure), with the B loans accounted for as troubled debt restructures. Restructuring these loans into legally separate loans did not result in any charge-offs and all of the loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at June 30, 2010 were $4.3 million and $6.7 million, respectively.

Six individual loans greater than $1 million comprised 76% of our troubled debt restructurings at June 30, 2010. One of the loans experienced rate concessions, one experienced a term concession, and four experienced rate and term concessions. At June 30, 2010, all are performing as expected under the new terms.

A troubled debt restructuring can be removed from this classification if the loan returns to market terms or once there is sufficient history, generally six months, of demonstrating the borrower can service the credit under the modified terms. For the three month period ended June 30, 2010, one loan with a carrying value of $1.8 million was removed from this classification.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual that are inadequately protected by the current sound worth and paying capacity of the borrower(s) or of the collateral pledged, if any, have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and are characterized by the distinct possibility that we will sustain some loss of the deficiencies are not corrected. Management monitors these loans closely and reviews performance on a regular basis. As of June 30, 2010, potential problem loans totaled $147.5 million.

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

Our allowance for loan losses totaled $28.4 million at June 30, 2010 and March 31, 2010 and $24.1 million at December 31, 2009, representing 2.93%, 2.81%, and 2.31% of gross loans, respectively. The June 30, 2010 allowance for loan losses, and, therefore indirectly the provision for loan losses for the three and six month periods ended June 30, 2010, was determined based on the following specific factors, though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The asset quality trends in our loan portfolio, including a high level of nonaccrual loans at June 30, 2010. Nonaccrual loans decreased at June 30, 2010, the first quarterly decrease since September 30, 2009,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews during the first and second quarters of 2010, and

•	Our individual impaired loan analysis which identified:

•	Continued stress on borrowers given increasing lack of liquidity and limited bank financing and credit availability, and

•	Continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by FDIC code, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three month periods ended June 30,		At and for the six month periods ended June 30,		At and for the year ended
	2010	2009	2010	2009	December 31, 2009
Allowance for loan losses, beginning of period	$28,426	$12,606	$24,079	$11,000	$11,000
Provision for loan losses	12,750	30,000	23,500	32,175	73,400
Loans charged-off
Secured by real estate
Construction, land development, and other land loans	9,074	14,349	11,572	14,433	33,873
Farmland	—	—	—	—	—
Single-family residential	266	714	1,442	922	4,060
Multifamily residential	26	2,720	509	2,720	5,096
Nonfarm nonresidential	3,035	1,792	5,324	1,792	10,784
Commercial and industrial	215	503	497	536	4,945
General consumer and other	462	608	976	898	2,033

Total loans charged-off	13,078	20,686	20,320	21,301	60,791
Recoveries
Secured by real estate
Construction, land development, and other land loans	49	—	283	—	32
Farmland	—	—	—	—	—
Single-family residential	14	2	80	4	5
Multifamily residential	9	—	9	—	—
Nonfarm nonresidential	70	5	199	15	79
Commercial and industrial	5	5	150	8	88
General consumer and other	138	33	403	64	266

Total recoveries	285	45	1,124	91	470

Net loans charged-off	12,793	20,641	19,196	21,210	60,321

Allowance for loan losses, end of period	$28,383	$21,965	$28,383	$21,965	$24,079

Average gross loans	$992,999	$1,153,180	$1,010,553	$1,154,655	$1,124,599
Ending gross loans	967,244	1,126,512	967,244	1,126,512	1,040,312
Nonaccrual loans	91,653	95,549	91,653	95,549	96,936
Net loans charged-off as a percentage of average gross loans	5.17%	7.18%	3.83%	3.70%	5.36%
Allowance for loan losses as a percentage of ending gross loans	2.93	1.95	2.93	1.95	2.31
Allowance for loan losses as a percentage of nonaccrual loans	30.97	22.99	30.97	22.99	24.84

In addition to loans charged-off in the ordinary course of business, included within loans charged-off for the six month period ended June 30, 2010 were $17.1 million in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell generally based on fair values from third party appraisals.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated to be potential impaired loans includes all troubled debt restructures and loans with interest reserves, as well as significant individual loans classified as doubtful or on nonaccrual status. At June 30, 2010, we had one loan totaling $1.6 million with interest reserves that, based on our analysis, was considered impaired. This loan was also a troubled debt restructuring.

In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At June 30, 2010, $85.6 million of our loans evaluated individually for impairment were valued based on liquidation of collateral while $13.1 million were valued based on discounted future cash flows.

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

The following table summarizes the composition of impaired loans, by FDIC code, at the date indicated (in thousands).

June 30, 2010
Secured by real estate
Construction, land development, and other land loans	$36,235
Farmland	—
Single-family residential	9,732
Multifamily residential	9,294
Nonfarm nonresidential	35,927
Commercial and industrial	7,519

Total impaired loans	$98,707

The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	June 30, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses determined in accordance with FASB ASC 310	$30,353	$11,253
Other impaired loans	68,354	85,583

Total impaired loans	$98,707	$96,836

Average impaired loans calculated using a simple average	$100,981	$82,471
Related allowance for loan losses	6,825	5,250

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year lookback period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, we also utilized a three-year lookback period at June 30, 2010 for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the June 30, 2010 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk grades and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses at the dates indicated (in thousands).

	June 30, 2010	March 31, 2010	December 31, 2009
Allowance for loan losses allocated to
Homogenous loan pools	$21,508	$21,373	$18,829
Loan individually analyzed for impairment	6,825	6,997	5,250
Unallocated	50	56	—

Allowance for loan losses	$28,383	$28,426	$24,079

The allowance for loan losses coverage ratio increased from 2.81% to 2.93% of gross loans from March 31, 2010 to June 30, 2010. Overall, the allowance for loan losses at June 30, 2010 is consistent with that at March 31, 2010. Based on the overall trends in our asset quality, loan portfolio, and economic factors, some of which offset one another, we believed it was appropriate for the provision for loan losses to cover net charge-offs in the second quarter 2010, and therefore the allowance for loan losses to be substantially the same quarter over quarter.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2010, by FDIC code (dollars in thousands).

	Allowance allocation	Allowance allocation	% of loans to gross loans
Secured by real estate
Construction, land development, and other land loans	$7,845	27.6%	18.4%
Farmland	4	—	0.3
Single-family residential	4,362	15.4	20.1
Multifamily residential	857	3.0	3.0
Nonfarm nonresidential	8,905	31.4	44.7
Commercial and industrial	4,286	15.1	5.8
Obligations of states and political subdivisions of the U.S.	—	—	0.1
General consumer	1,236	4.4	5.4
Credit line	248	0.9	0.5
Bankcards	630	2.2	1.3
Others	10	—	0.4

Total	$28,383	100.0%	100.0%

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

We believe that the allowance for loan losses at June 30, 2010 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

Premises and equipment, net

Premises and equipment, net decreased by $261 thousand (0.9%) during the six month period ended June 30, 2010. As part of our earnings plan to improve our overall financial performance, we reduced several perquisites, including elimination in 2010 of all bank-owned automobiles provided to officers. Bank automobiles with a net book value of $270 thousand were sold at a loss of $21 thousand during the six month period ended June 30, 2010.

In June 2010, we sold one vacant bank owned branch with a net book value of $46 thousand at a gain of $14 thousand and are currently evaluating the potential sale of one other vacant branch facility.

Goodwill

Goodwill arose from our acquisition of various branches from 1988 through 1999 and represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. We perform our annual impairment testing as of June 30. Our impairment testing at June 30, 2010 indicated that no impairment charge was required. Due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed an impairment test of our goodwill at December 31, 2009 and March 31, 2010. Based on our impairment testing as of these dates, we determined that our goodwill was not impaired.

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization further decreases or the Private Placement transaction is not consummated, we may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing or prior to that, if any changes constitute a triggering event. It is not possible at this time to determine if any such future impairment loss would result; however, any such potential impairment loss would be limited to the balance of goodwill, which was $3.7 million at June 30, 2010.

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

The following table summarizes our traditional deposit composition at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$143,223	12.0%	$142,609	11.7%
Interest-bearing transaction deposit accounts	287,817	24.2	307,258	25.3

Transaction deposit accounts	431,040	36.2	449,867	37.0
Money market deposit accounts	150,053	12.6	119,082	9.8
Savings deposit accounts	46,776	3.9	40,335	3.3
Time deposit accounts	563,506	47.3	605,630	49.9

Total traditional deposit accounts	$1,191,375	100.0%	$1,214,914	100.0%

In March 2010, we introduced a new checking accounting, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking features and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a monthly fee of $5, which is reduced by $0.50 each time account holders uses their debit card. Thus, ten debit card transactions per month results in no monthly fee to the account holders. However, the Company earns a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit rental for a period of time, and comes with a membership rewards program that provides purchase discounts to the account holders for items such as airfare, car rental and hotel, and every day savings at a wide variety of national and local retailers and entertainment companies. As of June 30, 2010, the aggregate current balance of new and converted MyPal checking accounts totaled $7.5 million.

The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time the account holders use their debit cards. The Company matches each $1 transfer with $1 for the first six months and then $0.10 thereafter, up to $250 per year. The Smart Savings account is also interest-bearing. As of June 30, 2010, the aggregate current balance of Smart Savings accounts totaled $2.8 million.

During the first and second quarters of 2010, we conducted targeted deposit growth and retention campaigns related to maturing certificates of deposit and to attract new deposits. The certificate of deposit (“CD”) campaigns included CDs with various maturities ranging from 6 months to 60 months, as well as 15, 20, and 36 month step-up add-on CDs that allow holders to reset their interest rate up to one, two and three times, respectively, over the life of the CD and to add to the CDs over their lives. These CD campaigns ended on June 30, 2010. From January 1, 2010 through June 30, 2010, these campaigns resulted in the retention of existing CDs and generation of new CDs totaling $258.1 million. However, due primarily to maturing CDs that were not retained, through July 28, 2010 total traditional deposit accounts, and as a result our cash, decreased $19.2 million from December 31, 2009. In general, this CD runoff was expected as part of our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrinking our higher priced deposit base given the decline in the loan portfolio.

At June 30, 2010, traditional deposit accounts as a percentage of liabilities were 89.9% compared with 89.3% at December 31, 2009. Interest-bearing deposits decreased $24.2 million during the six month period ended June 30, 2010, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $614 thousand during the same period. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

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

On July 16, 2010, the FDIC announced that First National Bank of the South in Spartanburg, South Carolina, was closed by the Office of the Comptroller of the Currency, which appointed the FDIC as receiver. To protect the depositors, the FDIC entered into a purchase and assumption agreement with another financial institution to assume all of the deposits of First National Bank of the South. This was the third South Carolina bank, but the first in our geographic market, to be taken into receivership by the FDIC in 2010; accordingly, we are monitoring closely its potential impact to the banking industry in South Carolina.

Borrowing Activities

During the six month period ended June 30, 2010, borrowings as a percentage of total liabilities decreased from 10.0% at December 31, 2009 to 9.1% at June 30, 2010.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Retail repurchase agreements	$24,674	20.4%	$15,545	11.5%
Commercial paper	—	—	19,061	14.0

Total nontraditional deposit accounts	24,674	20.4	34,606	25.5

FHLB borrowings	96,000	79.3	101,000	74.5

Total wholesale funding	96,000	79.3	101,000	74.5

Convertible debt	380	0.3	—	—

Total convertible debt	380	0.3	—	—

Total borrowed funds	$121,054	100.0%	$135,606	100.0%

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. The investor buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the customer and the Bank. Retail repurchase agreements are securities transactions, not insured deposits.

Commercial Paper. Through June 30, 2010, we offered commercial paper as an alternative investment tool for our commercial customers. Through a master note arrangement between the Company and the Bank, Palmetto Master Notes were issued as an alternative investment for commercial sweep accounts. These master notes were unsecured but backed by the full faith and credit of the Company. The commercial paper was issued only in conjunction with deposits in the Bank’s automated sweep accounts.

Effective July 1, 2010, as part of our efforts to provide enhanced services to our customers, we no longer offer the commercial paper program, and all commercial paper accounts were converted to a new money market sweep account by June 30, 2010. The money market sweep account is an FDIC insured deposit and includes interest paid on excess balances and automatic transfers between various different accounts of our customers.

FHLB Borrowings. The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$145,302	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	23,909	26,791
Advances and letters of credit
FHLB advances	$(96,000)	$(101,000)
Letters of credit	(50,000)	(50,000)
Excess / (deficiency)	$(9,015)	$55

On July 1, 2010, investment securities with a market value of $21.5 million were pledged to cover the deficiency at June 30, 2010.

The following table summarizes FHLB borrowings at June 30, 2010 (dollars in thousands). Our FHLB advances do not have embedded call options.

						Total
Borrowing balance	$19,000	$30,000	$30,000	$5,000	$12,000	$96,000
Interest rate	0.63%	1.34%	2.89%	3.61%	0.43%	1.69%
Maturity date	1/7/2011	1/18/2011	3/7/2011	4/2/2013	4/4/2011

In January 2010, we were notified by the FHLB that it will not allow incremental borrowings until our financial condition improves.

Federal Reserve Discount Window. The maximum maturity for potential borrowings is overnight. Any potential borrowings from the Discount Window would be at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We had no outstanding borrowings from the Federal Reserve at December 31, 2009 or June 30, 2010.

Federal Funds Accommodations. At June 30, 2010, we had access to federal funds funding from a correspondent bank. Our federal funds accommodation line is secured by U.S. Treasury and federal agencies securities. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	June 30, 2010	December 31, 2009
Authorized federal funds funding accomodations	$5,000	$5,000
Utilized federal funds funding accomodations	—	—

Available federal funds funding accomodations	$5,000	$5,000

This federal funds funding source may be canceled at any time at the correspondent bank’s discretion.

Convertible Debt. In March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bear interest at 10% per year payable quarterly, have a stated maturity of March 31, 2015, may be prepaid by the Company at any time at the discretion of the Board of Directors, and are mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. As of June 30, 2010, interest of $10 thousand has been accrued but not paid.

Capital

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended June 30,				At and for the six month periods ended June 30,
	2010		2009		2010		2009
Total shareholders’ equity	$62,643		$100,088		$62,643		$100,088
Average shareholders’ equity	70,705		118,922		73,660		118,411
Shareholders’ equity as a percentage of assets	4.51%		6.83%		4.51%		6.83%
Average shareholders’ equity as a percentage of average assets	5.15		8.25		5.37		8.37
Cash dividends per common share	$—		$—		$—		$0.06
Dividend payout ratio	n/a	%	n/a	%	n/a	%	(2.45)%

The following table summarizes activity impacting shareholders’ equity for the period indicated (in thousands).

At and for the six month period ended June 30, 2010
Total shareholders’ equity, beginning of period	$75,015
Additions to shareholders’ equity during period
Change in accumulated other comprehensive loss due to investment securities available for sale	1,267
Common stock issued pursuant to restricted stock plan	171
Compensation expense related to stock option plan	15

Total additions to shareholders’ equity during period	1,453
Reductions in shareholders’ equity during period
Net loss	(13,825)

Total reductions in shareholders’ equity during period	(13,825)

Total shareholders’ equity, end of period	$62,643

Accumulated Other Comprehensive Income (Loss). The following table summarizes the components of accumulated other comprehensive income (loss), net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of FASB ASC 715	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income, before income tax impact	—	—	—	321	321
Income tax expense	—	—	—	(123)	(123)

Accumulated other comprehensive income, after income tax impact	—	—	—	198	198

Accumulated other comprehensive income (loss), after income tax impact, June 30, 2009	$(6,126)	$1,630	$(4,496)	$(1,423)	$(5,919)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2009	$(8,896)	$1,630	$(7,266)	$306	$(6,960)
Accumulated other comprehensive income, before income tax impact	—	—	—	2,042	2,042
Income tax expense	—	—	—	(775)	(775)

Accumulated other comprehensive income, after income tax impact	—	—	—	1,267	1,267

Accumulated other comprehensive income (loss), after income tax impact, June 30, 2010	$(8,896)	$1,630	$(7,266)	$1,573	$(5,693)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

Private Placement

As previously described, the Bank agreed to the issuance of a Consent Order with the Supervisory Authorities effective June 10, 2010. One of the requirements of the Consent Order is to raise additional capital to meet the regulatory minimum capital requirements.

On May 25, 2010 and amended June 8, 2010, the Company entered into Investment Agreements with institutional investors, pursuant to which the investors agreed to purchase approximately $103 million of shares of the Company’s common stock at $2.60 per share. Pursuant to the Investment Agreements, the Company has agreed to, among other things, nominate and appoint three designees of the investors to the Company’s and the Bank’s Board of Directors. In addition, the investors will have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s current shareholders.

The Private Placement is conditioned upon, among other things, the Company’s shareholders’ approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share, the Company’s representations and warranties contained in the Investment Agreements being true and correct in all material respects on the closing date, and the Investors receiving all required regulatory approvals and determinations. The Investment Agreements may be terminated by the Company or an Investor under certain circumstances, including that the Company or an Investor, with respect to its investment, may terminate if the closing of the Private Placement has not occurred by December 31, 2010. The Company’s annual shareholder meeting, at which time the shareholders will vote on the proposals described above, will be held on August 6, 2010.

The net proceeds of the Private Placement, after estimated direct expenses of $8.5 million, are expected to be approximately $94.5 million of which approximately $1.5 million will be retained by the Company and approximately $93.0 million will be contributed to the Bank as a capital contribution. The capital contribution to the Bank will result in the Bank’s capital adequacy ratios exceeding the minimum capital levels required to be categorized as well capitalized.

Dividends. The following table summarizes key dividend information at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended June 30,				At and for the six month periods ended June 30,
	2010		2009		2010		2009
Cash dividends per common share	$—		$—		$—		$0.06
Cash dividends declared and paid	—		—		—		389
Dividend payout ratio	n/a	%	n/a	%	n/a	%	(2.45)%

The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, since our total risk-based capital ratio at June 30, 2010 was below the well-capitalized regulatory minimum threshold, payment of a dividend on the common stock of the Bank requires prior notification and non-objection from the FDIC. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

As previously described, in March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand. The proceeds from this issuance, along with other cash of the Company, were contributed to the Bank as a capital contribution. At the closing of the Private Placement, the outstanding convertible promissory notes will be converted into shares of the Company’s common stock on the same terms as the Private Placement.

Our total risk-based capital ratio, Tier 1 leverage ratio, and Tier 1 risk-based capital ratio were below the well-capitalized regulatory minimum threshold of 10%, 5%, and 6%, respectively, at June 30, 2010. As a result, although we had none at or since June 30, 2010, we may not accept brokered deposits unless a waiver is granted by the FDIC. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010 we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

The balance of net deferred income tax assets at June 30, 2010 represented tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of June 30, 2010, we evaluated whether it was more likely than not that the net deferred tax assets could be supported as realizable, given the financial results for the year. Based on this evaluation, no valuation allowance was required for financial reporting purposes at June 30, 2010. However, our deferred tax asset of approximately $5.5 million that was not realizable through the carryback period as of June 30, 2010 was disallowed in its entirety for regulatory capital purposes due to a regulatory limitation on the period for which future taxable income estimates may be considered.

See Part I. Financial Information, Item 1. Financial Statements, Note 18, contained herein for additional disclosures regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios. Since June 30, 2010, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Quarterly Report on Form 10-Q.

Outstanding Equity. We currently have authorized common stock and preferred stock of 25 million and 2.5 million shares, respectively. As part of the Private Placement, the Board of Directors has recommended to our shareholders to increase our authorized common stock to 75 million shares, 39,734,709 of which would be issued to the investors in the Private Placement. The annual meeting of shareholders is scheduled on August 6, 2010 to vote on this proposal, as well as a proposal to reduce the par value of the Company’s commons stock from $5.00 per share to $.01 per share. Approval of both proposals by the shareholders is a closing condition for the Private Placement.

Government Financing. We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 based on our evaluation of the merits of the program at that time. With respect to any potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position at that time, the cost to the Company of alternative capital at that time, and the Company’s strategy at that time for the use of additional capital, to determine whether it is prudent to participate.

Private Trading System. On June 26, 2009, we implemented a Private Trading System on our website (www.palmettobank.com). The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. On June 30, 2009, the Company mailed a letter and related materials to shareholders regarding the Private Trading System and elected to furnish this information as an exhibit to a Current Report on Form 8-K filed with the SEC on July 2, 2009 which can be accessed through the SEC’s website (www.sec.gov). One of the requirements of the Private Placement is that the Company will become listed on the NASDAQ within nine months of closing the Private Placement.

Board of Directors and Governance. During 2009, as part of our ongoing self-assessment process, management and the Board of Directors focused on their governance roles and processes to improve the risk management oversight of the Company, refine the roles and responsibilities of the Board of Directors and Board committees, and to support an overall healthy corporate culture. The Board performed a self-assessment facilitated by an external consultant including comparisons to best practices from recognized authorities such as the Business Roundtable, CalPERS, and the national stock exchanges. The Board also reviewed the Company’s Articles of Incorporation and Bylaws and updated them to fit the current and future size, structure, and business activities of the Company. Also, during 2009, management refined its performance evaluation process with a more detailed focus on roles and responsibilities and related accountabilities.

Prior to the closing of the Private Placement, the Company has agreed to appoint, subject to the closing, three designees from two specific institutional investors to serve on the Boards of Directors of each of the Company and the Bank. Based on terms of the Private Placement, after the shareholder meeting scheduled for August 6, 2010 and assuming the Private Placement transaction is consummated, the Board of Directors will be comprised of 16 directors and is to be reduced to 11 directors immediately following the consummation of the Private Placement transaction. Accordingly, the current Board of Directors is currently evaluating the expected composition of the Board in preparation for the required reduction in size to 11 directors.

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

Second Quarter 2010 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended June 30,		Dollar variance	Percent variance
	2010	2009
Interest income
Interest earned on cash and cash equivalents	$88	$32	$56	175.0%
Dividends paid on FHLB stock	5	—	5	100.0
Interest earned on investment securities available for sale	786	1,481	(695)	(46.9)
Interest and fees earned on loans	13,571	14,377	(806)	(5.6)

Total interest income	14,450	15,890	(1,440)	(9.1)
Interest expense
Interest paid on deposits	3,274	5,203	(1,929)	(37.1)
Interest paid on retail repurchase agreements	13	14	(1)	(7.1)
Interest paid on commercial paper	11	14	(3)	(21.4)
Interest paid on other short-term borrowings	—	11	(11)	(100.0)
Interest paid on FHLB borrowings	408	380	28	7.4
Other	10	—	10	100.0

Total interest expense	3,716	5,622	(1,906)	(33.9)

Net interest income	10,734	10,268	466	4.5
Provision for loan losses	12,750	30,000	(17,250)	(57.5)

Net interest expense after provision for loan losses	(2,016)	(19,732)	17,716	(89.8)

Noninterest income
Service charges on deposit accounts, net	2,027	2,073	(46)	(2.2)
Fees for trust and investment management and brokerage services	735	576	159	27.6
Mortgage-banking	377	1,244	(867)	(69.7)
Automatic teller machine	321	335	(14)	(4.2)
Merchant services	101	273	(172)	(63.0)
Other	500	602	(102)	(16.9)

Total noninterest income	4,061	5,103	(1,042)	(20.4)
Noninterest expense
Salaries and other personnel	6,302	6,215	87	1.4
Occupancy	1,148	1,155	(7)	(0.6)
Furniture and equipment	927	892	35	3.9
Loss on disposition of premises and equipment	3	21	(18)	(85.7)
FDIC deposit insurance assessment	981	1,372	(391)	(28.5)
Mortgage-servicing rights portfolio amortization and impairment	197	336	(139)	(41.4)
Marketing	450	316	134	42.4
Real estate acquired in settlement of loans writedowns and expenses	2,550	45	2,505	5,566.7
Other	2,813	2,791	22	0.8

Total noninterest expense	15,371	13,143	2,228	17.0

Net loss before benefit for income taxes	(13,326)	(27,772)	14,446	(52.0)
Benefit for income taxes	(4,793)	(9,921)	5,128	(51.7)

Net loss	$(8,533)	$(17,851)	$9,318	(52.2)%

Common and per share data
Net loss - basic	$(1.32)	$(2.77)	$1.45
Net loss - diluted	(1.32)	(2.77)	1.45
Cash dividends	—	—	—
Book value	9.64	15.45	(5.81)
Weighted average common shares outstanding - basic	6,455,598	6,450,090
Weighted average common shares outstanding - diluted	6,455,598	6,450,090

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

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At June 30, 2010, loans aggregating $217.8 million had interest rate floors, of which $196.9 million had floors greater than or equal to 5%. In June and July 2010, we began short-term loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, and consumer loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, we have also borrowed longer-term advances from the FHLB to lock in the current low interest rates.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from debit card transactions. We have also evaluated the profitability of all of our pre-existing deposit accounts and in the third quarter of 2010 will continue the migration of unprofitable accounts to these new accounts to generate additional noninterest income. We are also revising our existing fees and implementing new fees, with various implementation dates between December 2010 and March 2011.

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

•

Lastly, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $550 thousand, net of transaction fees, for the six month period ended June 30, 2010.

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

Net interest income totaled $10.7 million for the three month period ended June 30, 2010 compared with $10.3 million for the three month period ended June 30, 2009. Overall, interest income has been negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008. In response, we have refined the type of loan and deposit products we prefer to pursue taking into consideration the yields earned and rates paid and are exercising more discipline in our loan and deposit interest rate levels. We have also implemented interest rate floors on loans. At June 30, 2010, loans aggregating $217.8 million had interest rate floors, of which $196.9 million had floors greater than or equal to 5%.

•	Higher level of loans placed in nonaccrual status during the period; foregone interest on nonaccrual loans for the three month period ended June 30, 2010 totaled $999 thousand.

•

Retaining a higher level of cash at the Federal Reserve, primarily from loan and security repayments, for which we earn a 25 basis points yield. Maintaining this liquidity position has reduced our interest income by $1.1 million for the three month period ended June 30, 2010, when compared with investing these funds at the average yield of 2.74% on our investment securities because we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. However, we expect to maintain this level of cash until we close the Private Placement, notwithstanding the negative impact to our interest income. Once the banking industry returns to a more stable operating environment and we raise additional capital, our plan is to reinvest these cash reserves into higher yielding assets which should significantly improve our net interest margin.

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

	For the three month periods ended June 30,
	2010			2009
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$187,403	$88	0.19%	$100,341	$32	0.13%
FHLB stock	7,010	5	0.29	5,974	—	—
Investment securities available for sale, taxable (1)	72,152	422	2.35	68,810	1,071	6.24
Investment securities available for sale, nontaxable (1)	43,122	364	3.39	48,722	410	3.38
Loans (2)	994,587	13,571	5.47	1,162,453	14,377	4.96

Total interest-earning assets	1,304,274	14,450	4.44	1,386,300	15,890	4.60

Noninterest-earning assets
Cash and cash equivalents	10,428			12,589
Allowance for loan losses	(27,361)			(13,046)
Premises and equipment, net	29,842			29,257
Premises held for sale	33			—
Goodwill, net	3,688			3,688
Accrued interest receivable	4,082			5,260
Real estate acquired in settlement of loans	29,045			7,085
Income tax refund receivable	782			—
Other	17,795			10,477

Total noninterest-earning assets	68,334			55,310

Total assets	$1,372,608			$1,441,610

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$297,394	$67	0.09%	$333,340	$141	0.17%
Money market deposit accounts	134,181	174	0.52	103,670	139	0.54
Savings deposit accounts	46,030	37	0.32	41,671	35	0.34
Time deposit accounts	531,828	2,996	2.26	598,703	4,888	3.27

Total interest-bearing deposits	1,009,433	3,274	1.30	1,077,383	5,203	1.94
Retail repurchase agreements	21,861	13	0.24	22,565	14	0.25
Commercial paper (Master notes)	17,347	11	0.25	22,342	14	0.25
Other short-term borrowings	—	—	—	6,605	11	0.67
FHLB borrowings	95,998	408	1.70	53,647	380	2.84
Convertible debt	380	10	10.56	—	—	—

Total interest-bearing liabilities	1,145,019	3,716	1.30	1,182,543	5,622	1.91
Noninterest-bearing liabilities
Noninterest-bearing deposits	143,894			132,952
Accrued interest payable	1,508			2,309
Other	11,482			4,884

Total noninterest-bearing liabilities	156,884			140,145

Total liabilities	1,301,903			1,322,688
Shareholders’ equity	70,705			118,922

Total liabilities and shareholders’ equity	$1,372,608			$1,441,610

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$10,734	3.30%		$10,268	2.97%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2008 through June 30, 2010.

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

	For the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009
	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$36	$20	$56
FHLB stock	—	5	5
Investment securities available for sale	(27)	(668)	(695)
Loans*	(2,828)	2,022	(806)

Total interest income	$(2,819)	$1,379	$(1,440)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(14)	$(60)	$(74)
Money market deposit accounts	40	(5)	35
Savings deposit accounts	4	(2)	2
Time deposit accounts	(501)	(1,391)	(1,892)

Total interest paid on deposits	(471)	(1,458)	(1,929)
Retail repurchase agreements	—	(1)	(1)
Commercial paper	(3)	—	(3)
Other short-term borrowings	(11)	—	(11)
FHLB borrowings	57	(29)	28
Convertible debt	10	—	10

Total interest expense	$(418)	$(1,488)	$(1,906)

Net interest income	$(2,401)	$2,867	$466

*	Absent the significant impact of impaired loans during the three month period ended June 30, 2010, the change due to volume and the change due to rate for the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009 was -$5.2 million and $4.4 million, respectively.

Provision for Loan Losses

Provision for loan losses decreased from $30.0 million during the three month period ended June 30, 2009 to $12.8 million for the three month period ended June 30, 2010. See Part I. – Financial Information, Item 2. Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three month periods ended June 30,
	2010	2009
Service charges on deposit accounts, net	$2,027	$2,073
Fees for trust and investment management and brokerage services	735	576
Mortgage-banking	377	1,244
Automatic teller machine	321	335
Merchant services	101	273
Other	500	602

Total noninterest income	$4,061	$5,103

Service Charges on Deposit Accounts, Net. Net service charges, annualized, on deposit accounts comprise a significant component of noninterest income totaling 1.8% of average transaction deposit accounts for the three month periods ended June 30, 2010 and June 30, 2009.

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

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which is effective July 1, 2010 for new customers and August 15, 2010 for existing customers, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts have estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees. We have evaluated the potential impact of Regulation E on our services charges with the assistance of a specialized consulting firm and developed alternatives to mitigate the potential impact. At this time, we do not yet know if the implementation of Regulation E will result in a reduction in our services charges.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the three month periods ended June 30,
	2010	2009
Fees for trust and investment management services	$575	$454
Fees for brokerage services	160	122

Total fees for trust and investment management and brokerage services	$735	$576

Fees for trust and investment management and brokerage services for the three month period ended June 30, 2010 increased $159 thousand (27.6%) to $735 thousand from $576 thousand for the three month period ended June 30, 2009, primarily as a result of the overall increase in the average market values of securities held in trust accounts upon which trust fees are calculated. Fees for brokerage services are primarily transaction-based. As such, the increase in these fees was primarily due to the increase in brokerage transaction activity over the periods presented.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights. Mortgage loans serviced for the benefit of others amounted to $426.7 million and $426.6 million at June 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three month periods ended June 30,
	2010	2009
Mortgage-servicing fees	$285	$247
Gain on sale of mortgage loans held for sale	158	553
Derivative loan commitment income	157	245
Forward sales commitment income	(255)	95
Other	32	104

Total mortgage-banking income	$377	$1,244

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.27%	0.25%

Mortgage-banking income decreased $867 thousand (69.7%) from the three month period ended June 30, 2009 to the three month period ended June 30, 2010. Gains on sales of mortgage loans and related processing fees, included in Other, declined approximately $545 thousand for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009. In 2009, the low interest rate environment contributed to an increase in refinancings which has declined to normal levels in 2010. Derivative loan commitment income and forward sales commitment income also decreased $438 thousand over the same periods. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date.

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and into 2010 and are continuing to review other expense areas for additional reductions. Examples include freezing most employee salaries effective May 1, 2009, eliminating the remaining officer cash incentive plan awards under the corporate incentive plan for 2009, reducing our Saturday banking hours from 2:00 p.m. to noon effective September 5, 2009, reducing marketing expenses, reducing corporate contributions to not-for-profit organizations, reducing perquisites, including reduction in the number of club memberships, elimination in 2010 of all bank-owned automobiles provided to officers, reduction in coverage for annual physical examinations for officers, elimination in 2010 of Company paid life insurance premiums for certain officers, and termination of officer participation in the Supplemental Executive Retirement Plan. Savings have also been realized resulting from implementing more advanced technology and other process improvements. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets. We continue to review other expense areas for additional reduction opportunities, including assistance in the first half of 2010 from a consulting firm that specializes in efficiency reviews and expense reductions.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three month periods ended June 30,
	2010	2009
Salaries and other personnel	$6,302	$6,215
Occupancy	1,148	1,155
Furniture and equipment	927	892
Loss (gain) on disposition of premises, furniture, and equipment	3	21
FDIC deposit insurance assessment	981	1,372
Mortgage-servicing rights portfolio amortization and impairment	197	336
Marketing	450	316
Real estate acquired in settlement of loans writedowns and expenses	2,550	45
Other	2,813	2,791

Total noninterest expense	$15,371	$13,143

Salaries and Other Personnel. Comprising 41.0% of total noninterest expense during the three month period ended June 30, 2010 and 47.3% of total noninterest expense during the three month period ended June 30, 2009, salaries and other personnel expense increased $87 thousand (1.4%) over the same periods.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $391 thousand (28.5%) from the three month period ended June 30, 2009 to the same period of 2010. During the second quarter of 2009, we accrued an incremental $680 thousand of increased FDIC premiums due to the industry-wide special assessment by the FDIC to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less tier 1 capital with a cap of 10-basis points times deposits. This incremental special assessment was paid to the FDIC at the end of the third quarter of 2009. For the three month period ended June 30, 2010, the FDIC’s general assessment rates increased compared to the same period of 2010. The increase in the general assessment was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our capital classification below well-capitalized.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization and impairment of the mortgage-servicing rights portfolio decreased $139 thousand (41.4%) from the three month period ended June 30, 2009 to the same period of 2010. During 2007 and 2008, the Federal Reserve decreased rates by 500 to 525 basis points. During the three month period ended June 30, 2009, this decline in interest rates resulted in an increase in loan prepayments and, therefore, increased amortization within the mortgage-servicing rights portfolio. Loan prepayments were significantly lower in the quarter ended June 30, 2010.

Marketing. Marketing expense increased $134 thousand (42.4%) from the three month period ended June 30, 2009 to the same period of 2010, primarily due to promotional efforts related to our new deposit accounts introduced in March 2010 and our CD campaigns that ran through June 30, 2010.

Real Estate Acquired in Settlement of Loans Writedowns and Expenses. Real estate acquired in settlement of loans writedowns and expenses increased $2.5 million from the three month period ended June 30, 2009 to the same period of 2010. Based on currently available valuation information, the carrying value of these assets is written down to their fair value less estimated costs. Writedowns on four such properties resulted in a provision charged to expense of $1.9 million. Of the total writedowns recorded during the three month period ended June 30, 2010, 82% related to these four properties.

Other. Other noninterest expense remained relatively unchanged over the three month periods ended June 30, 2009 and 2010.

Included as branch closure expense within this financial statement line item are the expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold. In June 2010, we sold one vacant bank owned branch with a net book value of $46 thousand at a slight gain and are currently evaluating the potential sale of one other vacant branch facility.

Also included within this financial statement line item for the three month period ended June 30, 2010 was the provision for loss on unfunded commitments. Due to the change in the reserve for unfunded commitments during the period, we reduced the reserve by $116 thousand for the three month period ended June 30, 2010. Commitments have fixed expiration dates and most of our commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors, including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and therefore the total commitment amounts do not necessarily represent potential credit exposure. In general the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of $13.3 million for the three month period ended June 30, 2010, we recognized an income tax benefit of $4.8 million for the period. During the three month period ended June 30, 2009, we recognized an income tax benefit of $9.9 million on pretax net loss of $27.8 million. Our effective tax rate was 36.0% for the three month period ended June 30, 2010 and 35.7% for the three month period ended June 30, 2009.

Year-to-Date Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six month periods ended June 30,		Dollar variance	Percent variance
	2010	2009
Interest income
Interest earned on cash and cash equivalents	$155	$38	$117	307.9%
Dividends paid on FHLB stock	9	—	9	100.0
Interest earned on investment securities available for sale	1,989	3,014	(1,025)	(34.0)
Interest and fees earned on loans	27,176	30,404	(3,228)	(10.6)

Total interest income	29,329	33,456	(4,127)	(12.3)
Interest expense
Interest paid on deposits	6,837	9,915	(3,078)	(31.0)
Interest paid on retail repurchase agreements	27	27	—	—
Interest paid on commercial paper	21	29	(8)	(27.6)
Interest paid on other short-term borrowings	—	30	(30)	(100.0)
Interest paid on FHLB borrowings	901	809	92	11.4
Other	10	—	10	100.0

Total interest expense	7,796	10,810	(3,014)	(27.9)

Net interest income	21,533	22,646	(1,113)	(4.9)
Provision for loan losses	23,500	32,175	(8,675)	(27.0)

Net interest expense after provision for loan losses	(1,967)	(9,529)	7,562	(79.4)

Noninterest income
Service charges on deposit accounts, net	3,977	3,956	21	0.5
Fees for trust and investment management and brokerage services	1,386	1,110	276	24.9
Mortgage-banking	997	2,110	(1,113)	(52.7)
Automatic teller machine	624	635	(11)	(1.7)
Merchant services	895	551	344	62.4
Investment securities gains	8	2	6	300.0
Other	1,114	1,170	(56)	(4.8)

Total noninterest income	9,001	9,534	(533)	(5.6)
Noninterest expense
Salaries and other personnel	12,439	12,134	305	2.5
Occupancy	2,319	2,071	248	12.0
Furniture and equipment	1,894	1,775	119	6.7
Loss on disposition of premises and equipment	8	76	(68)	(89.5)
FDIC deposit insurance assessment	1,696	1,826	(130)	(7.1)
Mortgage-servicing rights portfolio amortization and impairment	388	750	(362)	(48.3)
Marketing	745	685	60	8.8
Real estate acquired in settlement of loans writedowns and expenses	3,562	74	3,488	4,713.5
Other	5,643	5,269	374	7.1

Total noninterest expense	28,694	24,660	4,034	16.4

Net loss before benefit for income taxes	(21,660)	(24,655)	2,995	(12.1)
Benefit for income taxes	(7,835)	(8,798)	963	(10.9)

Net loss	$(13,825)	$(15,857)	$2,032	(12.8)%

Common and per share data
Net loss - basic	$(2.14)	$(2.46)	$0.32
Net loss - diluted	(2.14)	(2.46)	0.32
Cash dividends	—	0.06	(0.06)
Book value	9.64	15.45	(5.81)
Weighted average common shares outstanding - basic	6,455,598	6,449,383
Weighted average common shares outstanding - diluted	6,455,598	6,449,383

Net Interest Income

Net interest income totaled $21.5 million for the six month period ended June 30, 2010 compared with $22.6 million for the six month period ended June 30, 2009. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. Foregone interest on nonaccrual loans for the six month period ended June 30, 2010 totaled $1.8 million. The net interest margin was also negatively impacted by retaining at the Federal Reserve a higher level of cash, primarily from loan and security repayments, for which we earn a 25 basis points yield. The net interest margin remained relatively unchanged at 3.37% during the six month period ended June 30, 2009 and 3.36% during the same period of 2010.

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

	For the six month periods ended June 30,
	2010			2009
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$157,166	$155	0.20%	$66,301	$38	0.12%
FHLB stock	7,010	9	0.26	6,555	—	—
Investment securities available for sale, taxable (1)	71,936	1,240	3.48	70,830	2,175	6.19
Investment securities available for sale, nontaxable (1)	44,545	749	3.39	49,675	839	3.41
Loans (2)	1,013,061	27,176	5.41	1,163,551	30,404	5.27

Total interest-earning assets	1,293,718	29,329	4.57	1,356,912	33,456	4.97

Noninterest-earning assets
Cash and cash equivalents	11,066			13,689
Allowance for loan losses	(25,514)			(12,177)
Premises and equipment, net	29,875			28,241
Premises held for sale	17			684
Goodwill, net	3,688			3,688
Accrued interest receivable	4,258			5,290
Real estate acquired in settlement of loans	28,955			6,833
Income tax refund receivable	8,313			—
Other	16,062			11,469

Total noninterest-earning assets	76,720			57,717

Total assets	$1,370,438			$1,414,629

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$298,356	$128	0.09%	$343,804	$386	0.23%
Money market deposit accounts	128,990	334	0.52	99,067	307	0.62
Savings deposit accounts	43,928	69	0.32	39,933	66	0.33
Time deposit accounts	534,338	6,306	2.38	544,494	9,156	3.39

Total interest-bearing deposits	1,005,612	6,837	1.37	1,027,298	9,915	1.95
Retail repurchase agreements	22,089	27	0.25	22,131	27	0.25
Commercial paper (Master notes)	17,011	21	0.25	23,370	29	0.25
Other short-term borrowings	1	—	—	9,997	30	0.61
FHLB borrowings	97,822	901	1.86	73,220	809	2.23
Convertible debt	193	10	10.45	—	—	—

Total interest-bearing liabilities	1,142,728	7,796	1.38	1,156,016	10,810	1.89
Noninterest-bearing liabilities
Noninterest-bearing deposits	142,332			132,191
Accrued interest payable	1,617			2,177
Other	10,101			5,834

Total noninterest-bearing liabilities	154,050			140,202

Total liabilities	1,296,778			1,296,218
Shareholders’ equity	73,660			118,411

Total liabilities and shareholders’ equity	$1,370,438			$1,414,629

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$21,533	3.36%		$22,646	3.37%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.

(2)	Calculated including mortgage loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2008 through June 30, 2010.

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

	For the six month period ended June 30, 2010 compared with the six month period ended June 30, 2009
	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$77	$40	$117
FHLB stock	—	9	9
Investment securities available for sale	(98)	(927)	(1,025)
Loans*	(4,064)	836	(3,228)

Total interest income	$(4,085)	$(42)	$(4,127)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(45)	$(213)	$(258)
Money market deposit accounts	61	(34)	27
Savings deposit accounts	7	(4)	3
Time deposit accounts	(168)	(2,682)	(2,850)

Total interest paid on deposits	(145)	(2,933)	(3,078)
Retail repurchase agreements	—	—	—
Commercial paper	(8)	—	(8)
Other short-term borrowings	(15)	(15)	(30)
FHLB borrowings	183	(91)	92
Convertible debt	10	—	10

Total interest expense	$25	$(3,039)	$(3,014)

Net interest income	$(4,110)	$2,997	$(1,113)

*	Absent the significant impact of impaired loans during the six month period ended June 30, 2010, the change due to volume and the change due to rate for the six month period ended June 30, 2010 compared with the six month period ended June 30, 2009 was -$6.0 million and $2.8 million, respectively.

Provision for Loan Losses

Provision for loan losses decreased from $32.2 million during the six month period ended June 30, 2009 to $23.5 million for the six month period ended June 30, 2010. See Part I. – Financial Information, Item 2. Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2010	2009
Service charges on deposit accounts, net	$3,977	$3,956
Fees for trust and investment management and brokerage services	1,386	1,110
Mortgage-banking	997	2,110
Automatic teller machine	624	635
Merchant services	895	551
Investment securities gains	8	2
Other	1,114	1,170

Total noninterest income	$9,001	$9,534

Service Charges on Deposit Accounts, Net. Net service charges, annualized, on deposit accounts comprise a significant component of noninterest income totaling 1.8% of average transaction deposit accounts for the six month period ended June 30, 2010 compared with 1.7% of average transaction deposit accounts for the six month period ended June 30, 2009. See Second Quarter 2010 Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net for additional disclosures.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2010	2009
Fees for trust and investment management services	$1,073	$861
Fees for brokerage services	313	249

Total fees for trust and investment management and brokerage services	$1,386	$1,110

Fees for trust and investment management and brokerage services for the six month period ended June 30, 2010 increased $276 thousand (24.9%) to $1.4 million from $1.1 million for the six month period ended June 30, 2009. See Second Quarter 2010 Earnings Review, Noninterest Income, Fees for Trust and Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights. Mortgage loans serviced for the benefit of others amounted to $426.7 million and $426.6 million at June 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the six month periods ended June 30,
	2010	2009
Mortgage-servicing fees	$541	$487
Gain on sale of mortgage loans held for sale	501	1,075
Derivative loan commitment income	209	245
Forward sales commitment income	(331)	95
Other	77	208

Total mortgage-banking income	$997	$2,110

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.25%

Mortgage-banking income decreased $1.1 million (52.7%) from the six month period ended June 30, 2009 to the six month period ended June 30, 2010. See Second Quarter 2010 Earnings Review, Noninterest Income, Mortgage-Banking for additional disclosures.

Merchant Services. Merchant services income increased $344 thousand (62.4%) from the six month period ended June 30, 2009 to the same period 2010. As previously described, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $550 thousand, net of transaction fees, for the six month period ended June 30, 2010. Under the agreement, Global Direct will provide services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services, and compliance with applicable laws and card association and payment network rules.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the six month periods ended June 30,
	2010	2009
Salaries and other personnel	$12,439	$12,134
Occupancy	2,319	2,071
Furniture and equipment	1,894	1,775
Loss (gain) on disposition of premises, furniture, and equipment	8	76
FDIC deposit insurance assessment	1,696	1,826
Mortgage-servicing rights portfolio amortization and impairment	388	750
Marketing	745	685
Real estate acquired in settlement of loans writedowns and expenses	3,562	74
Other	5,643	5,269

Total noninterest expense	$28,694	$24,660

Salaries and Other Personnel. Comprising 43.4% of total noninterest expense during the six month period ended June 30, 2010 and 49.2% of total noninterest expense during the six month period ended June 30, 2009, salaries and other personnel expense increased by $305 thousand (2.5%) over the same periods.

Occupancy. Occupancy expense increased $248 thousand (12.0%) for the six month period ended June 30, 2010 over the same period of 2009, primarily as a result of the impact of the new corporate headquarters. Occupancy expense for the six month period ended June 30, 2010 included six monthly payments under the lease agreement for the new headquarters and only three and one-half monthly payments for the six month period ended June 30, 2009. This increase was offset by the impact of expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold no longer being recorded within this financial statement line item but rather being recorded as a branch closure expense within the Other noninterest expense financial statement line item of the Consolidated Statements of Income (Loss).

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $130 thousand (7.1%) for the six month period ended June 30, 2010 over the same period of 2009. During the second quarter of 2009, we accrued an incremental $680 thousand of increased FDIC premiums due to the industry-wide special assessment by the FDIC to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less tier 1 capital with a cap of 10-basis points times deposits. This incremental special assessment was paid to the FDIC at the end of the third quarter 2009. For the six month period ended June 30, 2010, the FDIC’s general assessment rates increased compared to the same period of 2009. The increase in the general assessment was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our capital classification below well-capitalized.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization and impairment of the mortgage-servicing rights portfolio decreased $362 thousand (48.3%) from the six month period ended June 30, 2009 to the same period of 2009. See Second Quarter 2010 Earnings Review, Noninterest Income, Mortgage-Servicing Rights Portfolio Amortization and Impairment for additional disclosures.

Marketing. Marketing expense increased $60 thousand (8.8%) from the six month period ended June 30, 2009 to the same period of 2010, primarily due to promotional efforts related to our new deposit accounts introduced in March 2010 and our CD campaigns that ran through June 30, 2010.

Real Estate Acquired in Settlement of Loans Writedowns and Expenses. Real estate acquired in settlement of loans writedowns and expenses increased $3.5 million from the six month period ended June 30, 2009 to the same period of 2010. Based on currently available valuation information, the carrying value of these assets is written down to their fair value less estimated costs. Writedowns on seven such properties resulted in a provision charged to expense of $2.8 million. Of the total writedowns recorded during the six month period ended June 30, 2010, 81% related to these seven properties.

Other. Other noninterest expense increased by $374 thousand (7.1%) from the six month period ended June 30, 2009 to the same period of 2010. In large part, this increase was the result of increased credit-related costs and expenses associated with the execution of the Strategic Project Plan and problem loan resolution consulting assistance.

Included as branch closure expense within this financial statement line item are the expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold. In June 2010, we sold one vacant bank owned branch with a net book value of $46 thousand at a slight gain and are currently evaluating the potential sale of one other vacant branch facility.

Also included within this financial statement line item for the six month period ended June 30, 2010 was the provision for loss on unfunded commitments. Due to the change in the reserve for unfunded commitments during the period, we reduced the reserve by $29 thousand for the six month period ended June 30, 2010.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of $21.7 million for the six month period ended June 30, 2010, we recognized an income tax benefit of $7.8 million for the period. During the six month period ended June 30, 2009, we recognized an income tax benefit of $8.8 million on pretax net loss of $24.7 million. Our effective tax rate was 36.2% for the six month period ended June 30, 2010 and 35.7% for the six month period ended June 30, 2009.

Recently Issued Applicable Accounting Pronouncements

See Item 1. Financial Statements, Note 1 contained herein for disclosures regarding accounting pronouncements recently issued, if applicable, and their expected impact on our business, financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates (based upon current economic conditions and past interest rate cycles). Estimates are based on historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	(5.46)%
Up 200 basis points	(3.21)
Up 100 basis points	(1.43)
Base
Down 100 basis points	4.61
Down 200 basis points	4.24
Down 300 basis points	3.57

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve

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

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2010, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Second Quarter Internal Control Changes

During the second quarter of 2010, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for disclosures required by this item.

Item 1A.	Risk Factors

Certain risks described below update the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Capital Adequacy Risk

The Company and the Bank are subject to periodic examination by various regulatory agencies. As previously disclosed, effective June 10, 2010 the Bank agreed to the issuance of a Consent Order with the FDIC and the State Board. The Consent Order includes requirements regarding the Bank’s capital position including a requirement that we increase our capital ratios prior to October 7, 2010. Given this requirement, it is critical that we raise capital immediately. If we fail to meet the capital or other requirements in the Consent Order in a timely manner, then this would result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Private Placement Risk

We need additional capital to increase our capital ratios above the regulatory minimums and more effectively pursue our strategic objectives. After considering numerous potential financing and strategic alternatives, we determined that the Private Placement was the best available alternative and would provide the greatest potential value for the Company’s shareholders, as well as provide the necessary capital to increase our capital ratios to meet the minimum requirements of a “well-capitalized” bank and to pursue our long-term strategic goals. In our review of the Private Placement, we also considered a number of potentially negative factors, including the following factors:

•	There are risks and uncertainties in our ability to execute our strategic plan and to enhance shareholder value;

•	The private placement will have a highly dilutive effect on our current shareholders;

•

The interests of the investors may conflict with current shareholder interests. The investors will control approximately 85% of the Company’s outstanding shares of common stock, based on the number of shares of common stock to be outstanding after closing of the Private Placement;

•

Sale of the shares of common stock sold in the Private Placement to the investors in the public market pursuant to registration statements that we would be obligated to file and maintain effective under the Registration Rights Agreement could have a material adverse affect on the market price of our common stock;

•

The completion of the Private Placement is subject to the satisfaction or waiver of a number of conditions, including, without limitation, shareholder approval of amendments to our Articles of Incorporation and the investors’ receipt of necessary regulatory approvals which could delay or prevent the completion of the Private Placement; and

•	The Private Placement will likely delay the timing of the Company’s use of our net operating loss carryforwards for income tax purposes.

There can be no assurance that the Private Placement will be completed or, if it is completed, that we will be able to achieve all or significantly all of the benefits that we expect to result from the Private Placement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and the investors named therein, dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010

10.2	Registration Rights Agreement by and among Palmetto Bancshares, Inc. and the investors named therein, dated as of May 25, 2010: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010

10.3	Amendment No. 1 dated June 8, 2010 to Stock Purchase Agreement and Registration Rights Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein, each dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010

10.4	Consent Order, effective June 10, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and The Palmetto Bank: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Lee S. Dixon’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^	Filed with the SEC in conjunction with this Quarterly Report on Form 10-Q.

Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, 306 East North Street, Greenville, South Carolina 29601.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin
Samuel L. Erwin
Chief Executive Officer
Palmetto Bancshares, Inc.

/s/ Lee S. Dixon
Lee S. Dixon
Acting Principal Financial Officer
Palmetto Bancshares, Inc.

Date: August 2, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and the investors named therein, dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010

10.2	Registration Rights Agreement by and among Palmetto Bancshares, Inc. and the investors named therein, dated as of May 25, 2010: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010

10.3	Amendment No. 1 dated June 8, 2010 to Stock Purchase Agreement and Registration Rights Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein, each dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010

10.4	Consent Order, effective June 10, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and The Palmetto Bank: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lee S. Dixon’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002