Form 10-Q
period 2010-09-30
PALMETTO BANCSHARES INC
filed 2010-11-01
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common stock, $0.01 par value	46,622,255

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$266,453	$188,084

Total cash and cash equivalents	266,453	188,084
Federal Home Loan Bank (“FHLB”) stock, at cost	6,785	7,010
Investment securities available for sale, at fair value	129,571	119,986
Mortgage loans held for sale	3,716	3,884
Commercial loans held for sale, net	88,564	—
Loans, gross	827,564	1,040,312
Less: allowance for loan losses	(29,339)	(24,079)

Loans, net	798,225	1,016,233
Premises and equipment, net	28,481	29,605
Goodwill, net	—	3,691
Accrued interest receivable	4,178	4,322
Real estate acquired in settlement of loans	22,508	27,826
Income tax refund receivable	7,589	20,869
Other	24,786	14,440

Total assets	$1,380,856	$1,435,950

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$150,707	$142,609
Interest-bearing	1,049,147	1,072,305

Total deposits	1,199,854	1,214,914
Retail repurchase agreements	20,819	15,545
Commercial paper (Master notes)	—	19,061
FHLB borrowings	96,000	101,000
Convertible debt	380	—
Accrued interest payable	1,517	2,020
Other	12,912	8,395

Total liabilities	1,331,482	1,360,935

Shareholders’ equity
Preferred stock-par value $0.01 per share; authorized 2,500,000 at both September 30, 2010 and December 31, 2009; none issued and outstanding at both September 30, 2010 and December 31, 2009	—	—
Common stock - par value $0.01 per share at September 30, 2010, $5.00 per share at December 31, 2009; authorized 75,000,000 shares at September 30, 2010, 25,000,000 at December 31, 2009; 6,495,130 issued and outstanding at both September 30, 2010 and December 31, 2009	65	32,282
Capital surplus	35,085	2,599
Retained earnings	19,490	47,094
Accumulated other comprehensive loss, net of tax	(5,266)	(6,960)

Total shareholders’ equity	49,374	75,015

Total liabilities and shareholders’ equity	$1,380,856	$1,435,950

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended
	September 30, 2010	September 30, 2009
Interest income
Interest earned on cash and cash equivalents	$143	$96
Dividends paid on FHLB stock	7	12
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	22	2
State and municipal (nontaxable)	355	403
Collateralized mortgage obligations (taxable)	261	760
Other mortgage-backed (taxable)	143	230
Interest and fees earned on loans	12,925	15,543

Total interest income	13,856	17,046
Interest expense
Interest paid on deposits	3,451	5,014
Interest paid on retail repurchase agreements	16	16
Interest paid on commercial paper	—	16
Interest paid on other short-term borrowings	—	2
Interest paid on FHLB borrowings	412	482
Other	9	—

Total interest expense	3,888	5,530

Net interest income	9,968	11,516
Provision for loan losses	13,100	24,000

Net interest expense after provision for loan losses	(3,132)	(12,484)

Noninterest income
Service charges on deposit accounts, net	1,787	2,101
Fees for trust and investment management and brokerage services	585	555
Mortgage-banking	1,193	613
Automatic teller machine	321	379
Merchant services	10	283
Investment securities gains	1	—
Other	499	613

Total noninterest income	4,396	4,544
Noninterest expense
Salaries and other personnel	6,236	6,299
Occupancy	1,226	1,196
Furniture and equipment	1,068	865
Loss on disposition of premises and equipment	29	9
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	1,776	712
Mortgage-servicing rights portfolio amortization and impairment	209	289
Marketing	383	215
Real estate acquired in settlement of loans writedowns and expenses	5,490	1,470
Goodwill impairment	3,691	—
Other	2,515	2,944

Total noninterest expense	22,623	13,999

Net loss before benefit for income taxes	(21,359)	(21,939)
Benefit for income taxes	(7,580)	(7,764)

Net loss	$(13,779)	$(14,175)

Common and per share data
Net loss - basic	$(2.13)	$(2.20)
Net loss - diluted	(2.13)	(2.20)
Cash dividends	—	—
Book value	7.60	13.63
Weighted average common shares outstanding - basic	6,455,598	6,450,090
Weighted average common shares outstanding - diluted	6,455,598	6,450,090

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine month periods ended
	September 30, 2010	September 30, 2009
Interest income
Interest earned on cash and cash equivalents	$298	$134
Dividends paid on FHLB stock	16	12
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	36	2
State and municipal (nontaxable)	1,104	1,242
Collateralized mortgage obligations (taxable)	1,150	2,424
Other mortgage-backed (taxable)	480	741
Interest and fees earned on loans	40,101	45,947

Total interest income	43,185	50,502
Interest expense
Interest paid on deposits	10,288	14,929
Interest paid on retail repurchase agreements	43	43
Interest paid on commercial paper	21	45
Interest paid on other short-term borrowings	—	32
Interest paid on FHLB borrowings	1,313	1,291
Other	19	—

Total interest expense	11,684	16,340

Net interest income	31,501	34,162
Provision for loan losses	36,600	56,175

Net interest expense after provision for loan losses	(5,099)	(22,013)

Noninterest income
Service charges on deposit accounts, net	5,764	6,057
Fees for trust and investment management and brokerage services	1,971	1,665
Mortgage-banking	2,190	2,723
Automatic teller machine	945	1,014
Merchant services	905	833
Investment securities gains	9	2
Other	1,613	1,783

Total noninterest income	13,397	14,077
Noninterest expense
Salaries and other personnel	18,675	18,432
Occupancy	3,545	3,267
Furniture and equipment	2,962	2,640
Loss on disposition of premises and equipment	37	85
FDIC deposit insurance assessment	3,472	2,538
Mortgage-servicing rights portfolio amortization and impairment	597	1,039
Marketing	1,128	900
Real estate acquired in settlement of loans writedowns and expenses	9,052	1,544
Goodwill impairment	3,691	—
Other	8,158	8,213

Total noninterest expense	51,317	38,658

Net loss before benefit for income taxes	(43,019)	(46,594)
Benefit for income taxes	(15,415)	(16,562)

Net loss	$(27,604)	$(30,032)

Common and per share data
Net loss - basic	$(4.28)	$(4.66)
Net loss - diluted	(4.28)	(4.66)
Cash dividends	—	0.06
Book value	7.60	13.63
Weighted average common shares outstanding - basic	6,455,598	6,449,621
Weighted average common shares outstanding - diluted	6,455,598	6,449,621

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776
Net loss				(30,032)		(30,032)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,515					2,477
Reclassification adjustment included in net income, net of tax impact of $1					(1)

Net unrealized gain on investment securities available for sale						2,476

Comprehensive loss						(27,556)
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			48			48
Excess tax benefit from equity-based awards			107			107
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	27,540	21	153			174

Balance at September 30, 2009	6,477,630	$32,271	$2,489	$57,147	$(3,641)	$88,266

Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015
Net loss				(27,604)		(27,604)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,040					1,700
Reclassification adjustment included in net income, net of tax impact of $3					(6)

Net unrealized gain on investment securities available for sale						1,694

Comprehensive loss						(25,910)
Cash dividend declared and paid ($0.00 per share)				—		—
Compensation expense related to stock option plan			21			21
Par Value Adjustment, as of August 6, 2010	—	(32,410)	32,410			—

Common stock issued pursuant to restricted stock plan, through August	—	34	188			222
Common stock issued pursuant to restricted stock plan, par adjustment	—	159	(159)			—
Common stock issued pursuant to restricted stock plan, September	—	—	26			26

Common stock issued pursuant to restricted stock plan	—	193	55			248

Balance at September 30, 2010	6,495,130	$65	$35,085	$19,490	$(5,266)	$49,374

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the nine month periods ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(27,604)	$(30,032)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,793	1,673
Goodwill impairment	3,691	—
Amortization of unearned discounts / premiums on investment securities available for sale, net	918	(4)
Provision for loan losses	36,600	56,175
Gains on sales of mortgage loans held for sale, net	(846)	(1,473)
Loss on disposition of premises and equipment	37	85
Writedowns, gains, and losses on real estate acquired in settlement of loans	8,332	1,443
Investment securities gains	(9)	(2)
Originations of mortgage loans held for sale	(44,687)	(126,928)
Proceeds from sale of mortgage loans held for sale	45,701	134,182
Compensation expense related to stock options granted	21	48
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	—	107
Decrease (increase) in other assets, net	3,078	(20,851)
Increase in other liabilities, net	3,357	1,289

Net cash provided by operating activities	30,382	15,712

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	40,192	—
Proceeds from maturities of investment securities available for sale	44,354	4,588
Purchases of investment securities available for sale	(102,402)	(12,483)
Repayments on investment securities available for sale	10,093	16,460
Purchases of FHLB stock	—	(1,592)
Redemptions of FHLB stock	225	2,003
Decrease in loans, net	76,545	10,390
Proceeds on sale of real estate acquired in settlement of loans	13,285	436
Proceeds on sale of premises and equipment held for sale	309	1,643
Purchases of premises and equipment, net	(1,015)	(4,873)

Net cash provided by investing activities	81,586	16,572

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in transaction, money market, and savings deposit accounts, net	17,688	(39,078)
Increase (decrease) in time deposit accounts, net	(32,748)	169,137
Increase in retail repurchase agreements, net	5,274	4,570
Decrease in commercial paper, net	(19,061)	(2,587)
Decrease in other short-term borrowings	—	(79,785)
Proceeds from FHLB borrowings	—	30,000
Repayment of FHLB borrowings	(5,000)	—
Other common stock activity	248	280
Cash dividends paid on common stock	—	(389)

Net cash provided by (used in) financing activities	(33,599)	82,148

Net change in cash and cash equivalents	78,369	114,432
Cash and cash equivalents, beginning of period	188,084	29,305

Cash and cash equivalents, end of period	$266,453	$143,737

Supplemental cash flow disclosures
Cash paid (received) during the period for:
Interest expense	$11,828	$16,033

Income taxes paid (refunds received, net)	(20,272)	2,880

Significant noncash activities
Net unrealized gain on investment securities available for sale, net of tax	$1,694	$(2,476)

Loans transferred to real estate acquired in settlement of loans, at fair value	16,299	22,784

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

The Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2010 and 2009 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to the period ended September 30, 2010. All material events that require recognition in the accompanying Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements have been included herein.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. As of and since September 30, 2010, we have made no changes to our determination in the Annual Report on Form 10-K for the year ended December 31, 2009 that we had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Recently Adopted / Issued Accounting Pronouncements

Certain accounting standards required additional disclosures for the three and nine month periods ended September 30, 2010, and such disclosures are included herein.

The following is a summary of applicable accounting pronouncements issued during the three month period ended September 30, 2010.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with GAAP, which establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements. In accordance with this guidance, we elected to disclose changes in comprehensive income (loss) in our Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of FASB ASC 715	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income, before income tax impact	—	—	—	3,469	3,469
Income tax expense	—	—	—	(993)	(993)

Accumulated other comprehensive income, after income tax impact	—	—	—	2,476	2,476

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2009	$(6,126)	$1,630	$(4,496)	$855	$(3,641)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2009	$(8,896)	$1,630	$(7,266)	$306	$(6,960)
Accumulated other comprehensive income, before income tax impact	—	—	—	2,731	2,731
Income tax expense	—	—	—	(1,037)	(1,037)

Accumulated other comprehensive income, after income tax impact	—	—	—	1,694	1,694

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2010	$(8,896)	$1,630	$(7,266)	$2,000	$(5,266)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank reports our reservable liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag. For the maintenance period ended on October 6, 2010, based on reservable liabilities from August 24, 2010 through September 6, 2010, the Federal Reserve required the Bank to maintain reserves of $11.0 million. After taking into consideration our levels of vault cash, reserves of $2.5 million were required to be maintained with the Federal Reserve.

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

Cash and cash equivalents were pledged as collateral and therefore restricted at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Secure a letter of credit	$250	$512
Merchant credit card agreements	836	836
FHLB advances and line of credit	5,000	—

Total	$6,086	$1,348

In October 2010, based on modifications in its collateral practices and tolerance levels, one merchant credit card company released to the Company $386 thousand of pledged collateral.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$37,637	$19	$(1)	$37,655
State and municipal	39,626	2,527	—	42,153
Collateralized mortgage obligations	38,518	245	(469)	38,294
Other mortgage-backed (federal agencies)	10,566	903	—	11,469

Total investment securities available for sale	$126,347	$3,694	$(470)	$129,571

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$16,294	$3	$—	$16,297
State and municipal	44,908	1,880	(3)	46,785
Collateralized mortgage obligations	42,508	168	(2,358)	40,318
Other mortgage-backed (federal agencies)	15,783	838	(35)	16,586

Total investment securities available for sale	$119,493	$2,889	$(2,396)	$119,986

In October 2010, we purchased additional state and municipal, collateralized mortgage obligations, and other mortgage-backed investment securities aggregating approximately $46 million.

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

	September 30, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$9,991	$1	—	$—	$—	2	$9,991	$1
State and municipal	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	8	27,191	459	1	2,492	10	9	29,683	469
Other mortgage-backed (federal agencies)	—	—	—	—	—	—	—	—	—

Total investment securities available for sale	10	$37,182	$460	1	$2,492	$10	11	$39,674	$470

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Based on our other-than-temporary impairment analysis as of September 30, 2010, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at September 30, 2010. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	100%	3%	100%	100%
Aa1-A3	—	74	—	—
Baa1	—	13	—	—
Not rated or withdrawn rating	—	10	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at September 30, 2010, 16% were rated AA+ by Standard and Poor’s ratings, 52% were rated AA, 18% were rated AA-, and 14%, or $568 thousand, were not rated by Standard and Poor’s ratings.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at September 30, 2010 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$42,725	$42,787
Due after one year through five years	25,515	27,188
Due after five year through ten years	8,499	9,232
Due after ten years	524	601
Collateralized mortgage obligations	38,518	38,294
Other mortgage-backed securities (federal agencies)	10,566	11,469

Total investment securities available for sale	$126,347	$129,571

The weighted average contractual life of investment securities available for sale was 2.9 years at September 30, 2010. Since 39%, based on amortized cost, of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

Investments securities were pledged as collateral for the following at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Public funds deposits	$64,917	$73,185
Federal funds from correspondent banks	6,303	6,300
FHLB advances and line of credit	51,738	29,767

Total	$122,958	$109,252

Concentrations

Eight state and municipal security issuers issued securities with fair values ranging from 2.0% to 4.6% of total shareholders’ equity at September 30, 2010. Twenty-four state and municipal security issuers issued securities with fair values ranging from 1.0% to 1.9% of total shareholders’ equity at September 30, 2010.

One collateralized mortgage obligation issuer issued securities with a fair value of 5.0% of total shareholders’ equity at September 30, 2010. Nine collateralized mortgage obligations, issued by the Government National Mortgage Association (“GNMA”), had an aggregate fair value of $35.5 million (71.9% of shareholders’ equity) and an amortized cost of $35.7 million at September 30, 2010.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at fair value at September 30, 2010 (dollars in thousands).

	Federal National Mortgage Association (“FNMA”)	Federal Home Loan Mortgage Corporation (“FHLMC”)	Government National Mortgage Association (“GNMA”)	Total
Other mortgage-backed (federal agencies)	$8,256	$1,719	$1,494	$11,469
As a percentage of shareholders’ equity	16.7%	3.5%	3.0%	23.2%

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2010	2009	2010	2009
Realized gains	$1	$—	$1,148	$2
Realized losses	—	—	(1,139)	—

Net realized gains	$1	$—	$9	$2

4.	Loans

Commercial Loans Held for Sale

In September 2010, we made the decision to market for sale commercial loans totaling $90.9 million at September 30, 2010, and we have entered into agreements with two loan sale advisory firms to market $81.4 million of these loans for sale. The sales of the remaining loans totaling $9.5 million are being negotiated for sale directly with potential buyers, of which $7.9 million are currently under letters of intent. The targeted closing dates for the sales are the fourth quarter of 2010.

Commercial loans held for sale are carried at the lower of cost or fair value, and a valuation allowance of $2.4 million is recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheet of $88.5 million. Of the total gross amount of the loans, $61.7 million were loans individually evaluated for impairment that were transferred to loans held for sale at their recorded book values, net of their related specifically identified allowances for loan losses. The remaining loans were transferred at their estimated fair values, with the differences between their recorded book values recorded as a charge to the allowance for loan losses and carried over as a valuation allowance.

Of the aggregate balance of commercial loans held for sale, 98.4% are commercial real estate based on FDIC code.

Composition

The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$158,411	17.2%	$205,465	19.8%
Farmland	3,621	0.4	466	—
Single-family residential	184,648	20.1	203,330	19.6
Multifamily residential	26,398	2.9	30,668	3.0
Nonfarm nonresidential	425,330	46.3	459,130	44.1
Commercial and industrial	49,903	5.4	61,788	5.9
Obligations of states and political subdivisions of the U.S.	1,020	0.1	1,418	0.1
General consumer	50,738	5.5	57,581	5.5
Credit line	4,268	0.5	5,501	0.5
Bankcards	12,472	1.4	13,214	1.3
Others	1,677	0.2	1,751	0.2

Total loans	918,486	100.0%	1,040,312	100.0%

Less: Commercial loans held for sale, gross	(90,922)		—

Loans, gross	$827,564		$1,040,312

Loans included in the preceding loan composition are net of participations sold. Participations sold totaled $12.5 million at September 30, 2010 and December 31, 2009.

Mortgage loans serviced for the benefit of others amounted to $425.5 million and $426.6 million at September 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Pledged

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. $364.7 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at September 30, 2010 and December 31, 2009, respectively, of which $121.7 million and $162.0 million, respectively, was available as lendable collateral.

At September 30, 2010, $12.3 million of loans were pledged as collateral for potential borrowings from the Federal Reserve Discount Window.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2010 (dollars in thousands).

	Total	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$158,247	17.2%	288.0%
Multifamily residential	26,370	2.9	48.0
Nonfarm nonresidential	424,890	46.3	773.4

Total loans secured by commercial real estate	609,507	66.4%	1,109.4%

Less: Commercial real estate included in commercial loans held for sale	(89,426)

Total	$520,081

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2010 (dollars in thousands).

	Total	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$53,004	5.8%	96.5%
Land development - commercial	15,548	1.7	28.3
Land development - residential	62,204	6.8	113.2
Commercial construction:
Hotel / motel	—	—	—
Retail	4,435	0.5	8.1
Office	242	—	0.4
Multifamily	1,844	0.2	3.4
Industrial and warehouse	7,221	0.8	13.1
Healthcare	228	—	0.4
Miscellaneous commercial	3,096	0.3	5.6

Total development commercial real estate loans	147,822	16.1	269.0
Existing and other commercial real estate loans
Secured by:
Hotel / motel	97,037	10.6	176.6
Retail	25,456	2.8	46.3
Office	26,925	2.9	49.0
Multifamily	26,370	2.9	48.0
Industrial and warehouse	16,682	1.8	30.4
Healthcare	15,861	1.7	28.9
Miscellaneous commercial	125,967	13.7	229.3
Residential construction - speculative	2,094	0.2	3.8

Total existing and other commercial real estate loans	336,392	36.6	612.3
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	117,096	12.8	213.1
Commercial construction - owner occupied	3,544	0.4	6.5
Residential construction - contract	4,653	0.5	8.5

Total commercial real estate owner occupied and residential loans	125,293	13.7	228.1

Total loans secured by commercial real estate	609,507	66.4%	1,109.4%

Less: Commercial real estate included in commercial loans held for sale	(89,426)

Total	$520,081

Asset Quality

Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing. The following table summarizes nonaccrual loans and loans past due 90 days and still accruing interest, at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Nonaccrual loans	$92,206	$96,936
Loans past due 90 days and still accruing	—	—

Total nonaccrual loans and loans past due 90 days and still accruing	92,206	96,936
Less: nonaccrual loans transferred to commercial loans held for sale	(47,985)	—

Adjusted nonaccrual loans	$44,221	$96,936

No interest income was recorded during the three and nine month periods ended September 30, 2010 on loans classified as nonaccrual, as payments collected on nonaccrual loans are applied to the principal balance of the loan. Additional interest income of $962 thousand and $3.2 million would have been reported during the three and nine month periods ended September 30, 2010, respectively, had these loans performed in accordance with their contractual terms. As a result, our earnings did not include this interest income.

Troubled Debt Restructurings. At September 30, 2010, the principal balance of troubled debt restructurings, in gross loans and commercial loans held for sale, totaled $33.5 million, of which three loans totaling $13.7 million have been transferred to commercial loans held for sale. At December 31, 2009, the principal balance of troubled debt restructurings totaled $14.6 million.

Allowance for Loan Losses

The following table summarizes the activity impacting the allowance for loan losses at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$28,383	$21,965	$24,079	$11,000
Provision for loan losses	13,100	24,000	36,600	56,175
Allowance reclassified as commercial loans held for sale valuation allowance	(2,358)	—	(2,358)	—
Loans charged-off	(9,990)	(23,651)	(30,310)	(44,952)
Loan recoveries	204	234	1,328	325

Net loans charged-off	(9,786)	(23,417)	(28,982)	(44,627)

Allowance for loan losses, end of period	$29,339	$22,548	$29,339	$22,548

The specifically identified allowance for loan losses on commercial loans held for sale individually evaluated for impairment are recorded as a valuation allowance against the commercial loans held for sale.

Impaired Loans. The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	September 30, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses determined in accordance with FASB ASC 310	$45,097	$11,253
Other impaired loans	62,281	85,583

Total impaired loans	107,378	96,836
Less: impaired loans transferred to commercial loans held for sale	(61,711)	—

Adjusted impaired loans	$45,667	$96,836

Average total impaired loans calculated using a simple average	$102,580	$82,471
Related allowance for loan losses	9,081	5,250
Related valuation allowance for commercial loans held for sale	1,802	—

5.	Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Land	$6,534	$6,534
Buildings	19,266	19,904
Leasehold improvements	5,251	5,313
Furniture and equipment	12,497	20,908
Software	3,548	3,719
Bank automobiles	137	820
Capital lease asset	1,164	420

Premises and equipment, gross	48,397	57,618
Accumulated depreciation	(19,916)	(28,013)

Premises and equipment, net	$28,481	$29,605

During the nine months ended September 30, 2010, we wrote-off from the Consolidated Balance Sheet fully depreciated and obsolete furniture and equipment and the related accumulated depreciation.

At September 30, 2010, a vacant branch facility with a net book value of $259 thousand was listed for sale and is included within the Other assets financial statement line item of the Consolidated Balance Sheets.

6.	Goodwill, net

Goodwill of $3.7 million resulted from past business combinations from 1988 through 1999. We perform our annual impairment testing as of June 30. However, due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed an impairment test of our goodwill at September 30, 2010.

Our common stock is not listed on an exchange or any over-the-counter service. Thus, there is currently no public trading market of our common stock, and private trading of our common stock has been limited. In addition, buyers and sellers may privately negotiate transactions in our common stock for which we are not aware of the traded price. Since there is not an established market for our common stock, we are not aware of all prices at which our common stock has been traded. Accordingly, we determine the value of our common stock based on the last five trades of the stock facilitated by the Company through the Private Trading System on our website.

While there were trades in our common stock in the first and second quarters of 2010 through the Private Trading System, there were not any trades through the private trading system since the announcement of the private placement transaction in May 2010 (the “Private Placement”). The Private Placement was consummated on October 7, 2010 pursuant to which the Company issued 39,975,980 shares of its common stock at $2.60 per share. This per share issue price was negotiated by the Company with the institutional investors in the Private Placement and was supported by a fairness opinion from the investment banking firm engaged by the Company’s Board of Directors, including in comparison to common stock prices as a percentage of book value for publicly traded banks with similar asset quality and financial condition of the Company and in comparison to recent merger and acquisition transactions. Accordingly, since the Private Placement was consummated prior to the issuance of our September 30, 2010 financial statements, we believe it was appropriate to consider the $2.60 issue price in our goodwill impairment evaluation at September 30, 2010.

The first step of the goodwill impairment evaluation was performed by comparing the fair value of our reporting unit with its carrying amount, including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The evaluation at September 30, 2010 indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a third quarter noncash charge of $3.7 million, eliminating the entire amount of the goodwill on the Company’s Consolidated Balance Sheet. This charge had no effect on the liquidity, regulatory capital, or daily operations of the Company and was recorded as a component of noninterest expense on the Consolidated Statement of Income (Loss).

No impairment loss was recognized at December 31, 2009.

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $425.5 million and $426.6 million at September 30, 2010 and December 31, 2009, respectively, and are excluded from our Consolidated Balance Sheets.

The book value of mortgage-servicing rights at September 30, 2010 and December 31, 2009 was $2.9 million and $3.0 million, respectively. Mortgage-servicing rights are included within the Other assets financial statement line item of the Consolidated Balance Sheets. The fair value of mortgage-servicing rights at September 30, 2010 and December 31, 2009 was $3.3 million and $3.6 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in the mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,
	2010	2009	2010	2009
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,924	$3,065	$3,039	$2,932
Capitalized mortgage-servicing rights	194	343	467	1,226
Mortgage-servicing rights portfolio amortization and impairment	(209)	(290)	(597)	(1,040)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,909	$3,118	$2,909	$3,118

Valuation Allowance

The following table summarizes the activity impacting the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2010	2009	2010	2009
Valuation allowance, beginning of period	$41	$38	$40	$30
Additions charged to and (reductions credited from) operations	—	2	1	10

Valuation allowance, end of period	$41	$40	$41	$40

8.	Real Estate and Personal Property Acquired in Settlement of Loans

Composition

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the Other assets financial statement line item on the Consolidated Balance Sheets at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Real estate acquired in settlement of loans	$22,508	$27,826
Personal property acquired in settlement of loans	130	188

Total property acquired in settlement of loans	$22,638	$28,014

Real Estate Acquired in Settlement of Loans Activity

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated (in thousands).

	At and for the three month period ended September 30, 2010	At and for the nine month period ended September 30, 2010
Real estate acquired in settlement of loans, beginning of period	$26,521	$27,826
Plus: New real estate acquired in settlement of loans	8,202	16,299
Less: Proceeds from sale of real estate acquired in settlement of loans	(6,984)	(13,285)
Less: Gain / (loss) on sale of real estate acquired in settlement of loans	318	603
Less: Provision charged to expense	(5,549)	(8,935)

Real estate acquired in settlement of loans, end of period	$22,508	$22,508

We initially record a foreclosed asset at fair value when it is transferred from loans to real estate acquired in settlement of loans, generally based on a third party appraisal, with any difference between the recorded book value of the loan and the fair value recorded as a charge-off to the allowance for loan losses. Subsequently, we normally obtain an updated appraisal on an annual basis and record any difference between the carrying value and the revised fair value less costs to sell as a provision charged to expense.

Subsequent to September 30, 2010, 14 properties with an aggregate net carrying amount of $1.7 million were sold at a gain of $5 thousand. At October 27, 2010, 17 additional properties with an aggregate net carrying amount of $6.3 million were under contract for sale scheduled to close in the fourth quarter of 2010.

9.	Deposits

Composition

The following table summarizes traditional deposit composition at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Transaction deposit accounts	$432,931	$449,867
Money market deposit accounts	144,706	119,082
Savings deposit accounts	49,335	40,335
Time deposit accounts $100,000 and greater	248,909	263,664
Time deposit accounts less than $100,000	323,973	341,966

Total traditional deposit accounts	$1,199,854	$1,214,914

At September 30, 2010 and December 31, 2009, $727 thousand and $542 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans.

Interest Expense on Deposit Accounts

The following table summarizes interest paid on traditional deposit accounts for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2010	2009	2010	2009
Transaction deposit accounts	$65	$79	$193	$466
Money market deposit accounts	178	145	512	451
Savings deposit accounts	36	35	105	100
Time deposit accounts	3,172	4,755	9,478	13,912

Total interest expense on traditional deposit accounts	$3,451	$5,014	$10,288	$14,929

10.	Borrowings

Federal Funds Accommodations

At September 30, 2010, we had access to federal funds funding, secured by U.S. Treasury and federal agency securities, from a correspondent bank. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Authorized federal funds funding accomodations	$5,000	$5,000
Utilized federal funds funding accomodations	—	—

Available federal funds funding accomodations	$5,000	$5,000

This federal funds funding source may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

As disclosed in Notes 2, 3, and 4, we pledge cash and cash equivalents, investment securities, and loans to collateralize FHLB advances and letters of credit. In order to compute lendable collateral amounts, the market value of pledged securities and loans balances is reduced by a collateral discount factor. This amount is then adjusted by the institution assigned collateral maintenance level factor. Among other things, the collateral maintenance level factor takes into account our collateral credit score determined by the FHLB. Cash and cash equivalents, if pledged, are not subject to the collateralization maintenance level.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$121,658	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	50,003	26,791
Available lendable cash collateral value to serve against FHLB advances and letters of credit	5,000	—
Advances and letters of credit
FHLB advances	(96,000)	(101,000)
Letters of credit	(50,000)	(50,000)
Excess / (deficiency)	6,361	55

The following table summarizes FHLB borrowings at September 30, 2010 (dollars in thousands). Our FHLB advances do not have embedded call options.

						Total
Borrowing balance	$19,000	$30,000	$30,000	$5,000	$12,000	$96,000
Interest rate	0.63%	1.34%	2.89%	3.61%	0.45%	1.69%
Maturity date	1/7/2011	1/18/2011	3/7/2011	4/2/2013	4/4/2011

In January 2010, we were notified by the FHLB that we are able to rollover existing advances as they mature; however, the FHLB will not allow incremental borrowings until our financial condition improves.

Federal Reserve Discount Window

On September 30, 2010, $12.3 million of loans were pledged as collateral to cover the various Federal Reserve System services that are being utilized by the Company. The maximum maturity for borrowings is overnight. Any future potential borrowings from the Federal Reserve Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

We had no outstanding borrowings from the Federal Reserve at September 30, 2010 or December 31, 2009.

Convertible Debt

At September 30, 2010, the Company had outstanding unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Company’s Board of Directors. The notes bore interest at 10% per year payable quarterly, had a stated maturity of March 31, 2015, were prepayable by the Company at any time, and were mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participated in the Company’s next stock offering. The notes were issued in March 2010 and the proceeds from the issuance of the notes were contributed to the Bank as a capital contribution in March 2010. As of September 30, 2010, interest of $19 thousand had been accrued but not paid. On October 7, 2010, in conjunction with the consummation of the Private Placement, the principal balances of the outstanding convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

11.	Employee Benefit Plans

401(k) Plan

During the three month periods ended September 30, 2010 and 2009, matching contributions made in conjunction with our employee 401(k) plan totaled $115 thousand and $105 thousand, respectively. During the nine month periods ended September 30, 2010 and 2009, matching contributions made in conjunction with our employee 401(k) plan totaled $314 thousand and $308 thousand, respectively.

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

The Company recognized an accrued pension liability, net at September 30, 2010 and December 31, 2009, of $4.2 million and $3.7 million, respectively, which was included in the Other liabilities financial statement line item on the Consolidated Balance Sheets.

The fair value of plan assets totaled $13.2 million at September 30, 2010 and December 31, 2009.

Cost of Defined Benefit Pension Plan. The following table summarizes the net periodic (income) expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense on the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three month period ended September 30, 2010	For the nine month period ended September 30, 2010
Interest cost	$265	$747
Expected return on plan assets	(267)	(752)
Amortization of net actuarial loss	185	522

Net periodic pension expense	$183	$517

No expense was recorded during the three and nine month periods ended September 30, 2009.

Contributions. Employer contributions of $52 thousand have been made during the nine month period ended September 30, 2010, and at least $26 thousand will be made during the fourth quarter of 2010. Additional contributions may be made depending on the funded status of the plan.

12.	Equity Based Compensation

Stock Option Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan with various expiration dates through December 31, 2016. Of these, 132,810 stock option awards remained outstanding at September 30, 2010 with exercise prices ranging from $13.50 to $30.40. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

The compensation cost that was charged against pretax net income (loss) for previously granted stock option awards that vested during the three month periods ended September 30, 2010 and 2009 was $6 thousand and $16 thousand, respectively. During the nine month periods ended September 30, 2010 and 2009, such compensation expense was $21 and $48 thousand, respectively.

At September 30, 2010, based on stock option awards outstanding at that time, the total pretax compensation cost related to nonvested stock option awards granted under the stock option plan but not yet recognized was $8 thousand. Stock option compensation expense is recognized on a straight-line basis over the stock option award vesting period. Remaining stock option compensation expense is expected to be recognized through 2011.

The following table summarizes stock option activity for the 1997 Stock Compensation Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2008	169,330	$20.98
Exercised	(4,000)	26.60

Outstanding at September 30, 2009	165,330	$20.84

Outstanding at December 31, 2009	147,210	$21.80
Forfeited	(14,400)	15.00

Outstanding at September 30, 2010	132,810	$22.54

The following table summarizes information regarding stock option awards outstanding and exercisable at September 30, 2010.

			Options outstanding			Options exercisable
Exercise price or range of exercise prices			Number of stock options outstanding at 9/30/10	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 9/30/10	Weighted- average exercise price
$13.50			7,800	0.25	$13.50	7,800	$13.50
$15.00	to	$20.00	40,010	1.80	17.75	40,010	17.75
$23.30	to	$26.60	51,200	3.61	24.47	51,200	24.47
$27.30	to	$30.40	33,800	5.27	27.37	26,480	27.36

Total			132,810	3.29	22.54	125,490	22.26

At September 30, 2010, we determined the fair value of our common stock based on the average of the last five trades reported through our Private Trading System. At September 30, 2010, the fair value of our common stock did not exceed the exercise price of any options outstanding and exercisable. Cash received from stock option exercises under the stock option plan during the three and nine month periods ended September 30, 2009 was $106 thousand. The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2009 was $62 thousand. There were no stock options exercised during the three and nine month periods ended September 30, 2010.

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

	Restricted stock outstanding	Weighted- average grant price
Outstanding at December 31, 2008	—	$—

Granted	37,540	42.00
Forfeited	(10,000)	42.00

Outstanding at September 30, 2009	27,540	42.00

Granted	17,500	21.95
Vested	(5,508)	42.00

Outstanding at December 31, 2009	39,532	33.12

Granted	—	—
Vested	(3,500)	21.95

Outstanding at September 30, 2010	36,032	$34.21

The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. We measure compensation cost for restricted stock awards at fair value and recognize compensation expense over the service period. As such, expense relative to 2009 grants is recognized ratably over the five year vesting period of the stock award grants. Of the restricted stock shares outstanding at September 30, 2010, 39% vest on July 1 and 61% vest on December 31. The compensation expense that was charged against pretax income during the three month periods ended September 30, 2010 and September 30, 2009 for restricted stock awards was $78 thousand and $58 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation cost for the same periods was $27 thousand and $21 thousand, respectively. The compensation expense that was charged against pretax income during the nine month periods ended September 30, 2010 and September 30, 2009 for restricted stock awards was $248 thousand and $174 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation cost for the same periods was $89 thousand and $62 thousand, respectively. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At September 30, 2010, based on restricted stock awards outstanding at that time, the total pretax compensation cost related to nonvested restricted stock awards granted under the restricted stock plan but not yet recognized was $1.0 million. This cost is expected to be recognized over a remaining period through 2014.

At September 30, 2010, there was no intrinsic value associated with the restricted stock as the fair value did not exceed the fair value on the date of grant. At September 30, 2010, 204,960 shares were available for issuance under the plan. In October 2010, 5,000 shares of restricted stock were granted to an officer of the Company with an agreement to grant another 1,000 shares in October 2011 contingent upon continued employment through that date.

Shares of restricted stock granted to employees under the 2008 Restricted Stock Plan are subject to pro rata restrictions as to continuous employment for a specified time period following the date of grant, currently five years. During this period, the holder is entitled to full voting rights and dividends.

13.	Shareholders’ Equity and Average Share Information

Private Placement

On May 25, 2010, the Company entered into a Stock Purchase Agreement (as amended by Amendment No. 1 on June 8, 2010 and Amendment No. 2 on September 22, 2010) and Registration Rights Agreement (as amended by Amendment No. 1 on June 8, 2010 (collectively referred to as the “Investment Agreements”) with institutional investors pursuant to which the investors committed to purchase approximately $103 million of shares of the Company’s common stock at $2.60 per share.

Pursuant to the Investment Agreements, the Company agreed to, among other things, nominate and appoint three designees of the investors to the Company’s and the Bank’s Board of Directors. In addition, the investors will have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s shareholders as of the close of business on October 6, 2010. A registration statement was filed with the SEC on October 8, 2010 for the offering of up to $10 million of shares of the Company’s common stock at $2.60 per share solely to the Company’s shareholders as of October 6, 2010. These shareholders will have 30 days from the effective date of the registration statement to purchase shares of the Company’s common stock. The foregoing information does not constitute an offer to sell or the solicitation of an offer to buy shares of the Company’s common stock.

The Private Placement was conditioned upon, among other things, the Company’s shareholders’ approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share, the Company’s representations and warranties contained in the Investment Agreements being true and correct in all material respects on the closing date, and the investors receiving all required regulatory approvals and determinations.

At the Company’s annual shareholder meeting on August 6, 2010 the shareholders approved the two amendments to the Amended and Restated Articles of Incorporation. In addition, on September 22, 2010, the Company received the necessary regulatory approval from the Federal Reserve. On October 7, 2010, the Private Placement was consummated and the Company issued 39,975,980 shares of its common stock at $2.60 per share resulting in gross proceeds of $103.9 million. On that day, $94.0 million of the net proceeds from the Private Placement were contributed to the Bank as a capital contribution.

Cash Dividends

The Board of Directors has not declared or paid a dividend on our common stock since the quarter ended March 31, 2009. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. Since our total risk-based capital ratio was below the well-capitalized regulatory minimum threshold at September 30, 2010, payment of a dividend on our common stock would have required prior notification and non-objection from the FDIC.

Average Share Information

The following table summarizes our reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	6,455,598	6,450,090	6,455,598	6,449,621
Dilutive impact resulting from potential common share issuances	—	—	—	—

Weighted average common shares outstanding - diluted	6,455,598	6,450,090	6,455,598	6,449,621

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted per share amount for the three and nine month periods ended September 30, 2010 and 2009 as inclusion would be antidilutive given our net loss during the periods.

14.	Income Taxes

During 2009, the U.S. Congress extended the net operating loss carryback period from two years to five years for qualifying institutions. As a result of our net operating loss in 2009, the Company filed income tax refund claims related to carrybacks from 2004 through 2007 and federal and state tax refund claims for estimated taxes paid in 2009 totaling $20.9 million, all of which were received during the three month period ended March 31, 2010. The refund claims were subsequently reduced by $661 thousand as a result of the filing of an amended 2009 federal income tax return in June 2010.

Effective January 1, 2010, the available carryback years for net operating losses under the Internal Revenue Code rules reverted from five years back to two years. At September 30, 2010, the Company has additional carryback capacity in 2010 to recapture up to $7.9 million of taxes paid in 2008. Our income tax receivable of $7.6 million recorded at September 30, 2010 was primarily the result of our taxable net operating loss for the nine month period ended September 30, 2010 which was carried back to 2008.

As of September 30, 2010, net deferred tax assets totaling $13.2 million are recorded in the Company’s Consolidated Balance Sheet. As of that date, we determined that $351 thousand of our net deferred tax assets are realizable based primarily on an available refund from net operating loss carryback against income taxes previously paid in 2008, and $12.8 million is supported by tax planning strategies and projections of future taxable income. Accordingly, no valuation allowance is recorded against net deferred tax assets as of September 30, 2010.

In addition, the Private Placement that was consummated on October 7, 2010 is considered a change in control under the Internal Revenue Service rules. Accordingly, with the assistance of third party specialists we are in the process of determining the fair values of our assets for purposes of evaluating any potential limitations or deferrals of our ability to utilize in the future the net operating losses incurred through the consummation date and / or any built in losses as of the consummation date. Any such limitation or deferrals could result in the need to record a valuation allowance against all or a portion of our deferred tax assets. We expect to have our analysis completed in the fourth quarter 2010.

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

The following table summarizes the contractual amounts of our unused lending commitments relating to extension of credit with off-balance sheet risk at September 30, 2010 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$48,348
Bankcard lines	40,881
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	3,757
Commercial real estate, other construction loan, and land development loan commitments	14,673
Other	47,648

Total commitments to extend credit	$155,307

Commitments to fund “other” loans are comprised primarily of overdraft protection lines and lines related to commercial and industrial loans.

Standby letters of credit are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $2.3 million and $4.6 million at September 30, 2010 and December 31, 2009, respectively.

The reserve for unfunded commitments at September 30, 2010 and December 31, 2009 was $107 thousand and $128 thousand, respectively, and is recorded in the Other liabilities financial statement line item in the Consolidated Balance Sheet.

Loan Participations

With regard to participations sold aggregating $23.0 million at September 30, 2010 ($12.5 million of which related to gross loan balances and $10.5 million of which related to the contractual loan balances of real estate acquired in settlement of loans), we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to our duties to the participating banks.

Derivatives

See Note 16 for further discussion regarding our off-balance sheet arrangements and commitments related to our derivative loan commitments and freestanding derivatives.

Real Property Operating Lease Obligations

We lease certain of our office facilities and real estate related to banking services under operating leases. Two operating leases with total monthly payments of approximately $9 thousand have expired in 2010 through September 30, 2010. There has been no other significant change in future minimum lease payments payable as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

16.	Derivative Financial Instruments and Hedging Activities

At September 30, 2010 and December 31, 2009, our only derivative instruments related to our residential mortgage lending activities. We are required to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

At September 30, 2010, commitments to originate conforming loans totaled $13.7 million. At September 30, 2010, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $289 thousand and no negative fair values. At December 31, 2009, commitments to originate conforming loans totaled $7.0 million. At December 31, 2009, these derivative loan commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $52 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $11 thousand. The net change in derivative loan commitment fair values during the three and nine month periods ended September 30, 2010 resulted in net derivative loan commitment income of $39 thousand and $248 thousand, respectively. Net derivative loan commitment income was $136 thousand and $231 thousand for the three and nine month periods ended September 30, 2009, respectively.

Forward sales commitments totaled $15.6 million at September 30, 2010. At September 30, 2010, forward sales commitments had positive fair values, included with the Other assets financial statement line items of the Consolidated Balance Sheets, totaling $219 thousand and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $3 thousand. At December 31, 2009, forward sales commitments totaled $10.0 million. At December 31, 2009, these forward sales commitments had positive fair values, included within the Other assets financial statement line item of the Consolidated Balance Sheets, totaling $92 thousand, and negative fair values, included within the Other liabilities financial statement line item of the Consolidated Balance Sheets, totaling $1 thousand. The net change in forward sales commitment fair values during the three and nine month periods ended September 30, 2010 resulted in net forward sales commitment income of $456 thousand $125 thousand, respectively. Forward sales commitment activity resulted in a loss of $252 thousand and $7 thousand for the three and nine month periods ended September 30, 2009, respectively.

17.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize our assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$37,655	$53,622	$38,294	$129,571
Derivative financial instruments	—	508	—	508

Total assets measured at fair value on a recurring basis	$37,655	$54,130	$38,294	$130,079

Liabilities
Derivative financial instruments	$—	$3	$—	$3

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$16,297	$63,371	$40,318	$119,986
Derivative financial instruments	—	144	—	144

Total assets measured at fair value on a recurring basis	$16,297	$63,515	$40,318	$120,130

Liabilities
Derivative financial instruments	$—	$12	$—	$12

The following tables summarize the detail of investment securities available for sale fair value measurements from brokers or third party pricing services by level at the dates indicated (in thousands).

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$38,294	$38,294
Third party pricing services	37,655	53,622	—	91,277

Total	$37,655	$53,622	$38,294	$129,571

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Brokers	$—	$—	$40,318	$40,318
Third party pricing services	16,297	63,371	—	79,668

Total	$16,297	$63,371	$40,318	$119,986

The following table reconciles the beginning and ending balances of investment securities available for sale fair value measurements using significant unobservable inputs on a recurring basis at the dates and for the period indicated (in thousands).

Level 3
Balance, December 31, 2009	$40,318
Total gains / losses (realized / unrealized) included in:
Net income / loss	(371)
Accumulated other comprehensive income	6
Purchases, sales, issuances, and settlements, net	(1,659)
Transfers in and (out) of level three	—

Balance, September 30, 2010	$38,294

Assets Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets.

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at period end, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end (in thousands).

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Commercial loans held for sale and Loans, net	$—	$54,274	$24,517	$78,791
Real estate and personal property acquired in settlement of loans	—	11,303	11,335	22,638

Total assets measured at fair value on a nonrecurring basis	$—	$65,577	$35,852	$101,429

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Loans, net	$—	$75,209	$14,097	$89,306
Real estate and personal property acquired in settlement of loans	—	25,522	2,492	28,014

Total assets measured at fair value on a nonrecurring basis	$—	$100,731	$16,589	$117,320

The valuation techniques for the items in the table above are as follows:

Commercial loans held for sale and Loans, net. Loans held for sale are measured at the lower of cost or fair value. If available, fair value is measured by the price that secondary market investors are offering for loans with similar characteristics. If quoted market prices are not available, we consider outstanding investor commitments, discounted cash flow analyses with market assumptions, or the fair value of the collateral if the loan is collateral dependent.

Impaired loans are evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from the requirements of FASB ASC 820-10. Impaired loans measured by applying the practical expedient are included in the requirements of FASB ASC 820-10. Under the practical expedient, we measure the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 2 or Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables (Level 2). Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation (Level 3). Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Real estate and personal property acquired in settlement of loans. Real estate and personal property acquired in settlement of loans is adjusted to fair value less costs to sell upon transfer of a loan to real estate and personal property acquired in settlement of loans. Subsequently, real estate and personal property acquired in settlement of loans is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. However, management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

FASB ASC 825-10, Disclosures about Fair Value of Financial Instruments

FASB ASC 825-10, “Financial Instruments,” requires disclosure of fair value information, whether or not recognized in the Consolidated Balance Sheet, when it is practical to estimate the fair value. The standard defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including our common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

The following table summarizes the carrying amount and fair values for other financial instruments included in our Consolidated Balance Sheets at the dates indicated (in thousands) for financial instruments when fair value does not approximate book value. The methodologies used to determine fair value are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. We have used management’s best estimate of fair value based on those methodologies. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Total loans (1)	$890,505	$899,799	$1,020,117	$1,005,467

Liabilities
Total deposits	$1,199,854	$1,204,762	$1,214,914	$1,206,857
FHLB borrowings	96,000	96,479	101,000	100,119

(1)	Including loans, net and mortgage loans held for sale and commercial loans held for sale, net where applicable

18.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). We were classified in the significantly undercapitalized category at September 30, 2010 and the adequately-capitalized category at December 31, 2009.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2010
Total capital to risk-weighted assets
Company	$54,040	5.63%	$76,840	8.00%	n/a	n/a
Bank	54,939	5.72	76,881	8.00	$96,101	10.00%
Tier 1 capital to risk-weighted assets
Company	41,818	4.35	38,420	4.00	n/a	n/a
Bank	42,711	4.44	38,440	4.00	57,661	6.00
Tier 1 leverage ratio
Company	41,818	3.03	55,224	4.00	n/a	n/a
Bank	42,711	3.09	55,216	4.00	69,020	5.00
At December 31, 2009
Total capital to risk-weighted assets
Company	$93,298	8.25%	$90,426	8.00%	n/a	n/a
Bank	93,013	8.22	90,518	8.00	$113,147	10.00%
Tier 1 capital to risk-weighted assets
Company	79,046	6.99	45,213	4.00	n/a	n/a
Bank	78,745	6.96	45,259	4.00	67,888	6.00
Tier 1 leverage ratio
Company	79,046	5.55	56,951	4.00	n/a	n/a
Bank	78,745	5.52	57,042	4.00	71,302	5.00

Private Placement

As disclosed in Note 13, on October 7, 2010, the Company consummated the Private Placement and received gross proceeds of $103.9 million. The net proceeds of the Private Placement, after direct expenses of $8.5 million, were $95.4 million of which $1.4 million was retained by the Company and $94.0 million was contributed to the Bank as a capital contribution. The proceeds from the Private Placement and capital contribution to the Bank resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the minimum capital levels required to be categorized as well-capitalized on a pro-forma basis at September 30, 2010 as follows:

	Pro-forma		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
Total capital to risk-weighted assets
Company	$149,423	15.58%	$76,732	8.00%	n/a	n/a
Bank	148,939	15.50	76,881	8.00	$96,101	10.00%
Tier 1 capital to risk-weighted assets
Company	137,218	14.31	38,366	4.00	n/a	n/a
Bank	136,711	14.23	38,440	4.00	57,661	6.00
Tier 1 leverage ratio
Company	137,218	9.94	55,224	4.00	n/a	n/a
Bank	136,711	9.90	55,216	4.00	69,020	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the South Carolina State Board of Financial Institutions (the “State Board”) conducted their annual joint examination of the Bank. Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight Committee of the Board of Directors met periodically with the FDIC to receive status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order with the FDIC and the State Board (the “Consent Order”). The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by June 6, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 6, 2010. As of the date hereof, we have already reduced our criticized assets by more than the amount necessary to meet the December 6, 2010 deadline. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors impacting our financial condition as of September 30, 2010 and results of operations and cash flows for the three and nine month periods ended September 30, 2010. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results presented herein.

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

•	Greater than expected losses could occur due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale of our commercial loans held for sale, including that the bids offered will be at the currently recorded balances and therefore not result in additional writedowns,

•	Our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the statutory minimums,

•	Our ability to comply with our Consent Order and potential regulatory actions if we fail to comply,

•	Our ability to retain key personnel,

•	Our ability to retain our existing customers, including our deposit relationships,

•	The rates of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking industry,

•

General economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected, resulting in, among other things, a further deterioration in credit quality,

•	Changes occurring in business conditions and inflation,

•	Changes in technology,

•	Changes in deposit flows,

•	Changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service,

•	Potential limitations on our ability to utilize in the future net operating loss carryforwards and built in losses for income tax purposes due to the Private Placement transaction,

•	Changes in accounting principles, policies, or guidelines,

•	Our ability to maintain effective internal control over financial reporting,

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

•

Other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, in Part II, Item 1A of our Quarterly Report for the quarter ended June 30, 2010, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption which continue to impact the Company in 2010. There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

	For the nine month period ended September 30, 2010		For the nine month period ended September 30, 2009		For the three month period ended September 30, 2010		For the three month period ended June 30, 2010		For the three month period ended March 31, 2010		For the three month period ended December 31, 2009		For the three month period ended September 30, 2009		For the year ended December 31, 2009
STATEMENTS OF INCOME (LOSS)
Interest income	$43,185		$50,502		$13,856		$14,450		$14,879		$15,708		$17,046		$66,210
Interest expense	11,684		16,340		3,888		3,716		4,080		5,099		5,530		21,439

Net interest income	31,501		34,162		9,968		10,734		10,799		10,609		11,516		44,771
Provision for loan losses	36,600		56,175		13,100		12,750		10,750		17,225		24,000		73,400

Net interest income (loss) after provision for loan losses	(5,099)		(22,013)		(3,132)		(2,016)		49		(6,616)		(12,484)		(28,629)
Noninterest income	13,397		14,077		4,396		4,061		4,940		4,625		4,544		18,702
Noninterest expense	51,317		38,658		22,623		15,371		13,323		13,628		13,999		52,286

Net loss before benefit for income taxes	(43,019)		(46,594)		(21,359)		(13,326)		(8,334)		(15,619)		(21,939)		(62,213)
Benefit for income taxes	(15,415)		(16,562)		(7,580)		(4,793)		(3,042)		(5,566)		(7,764)		(22,128)

Net loss	$(27,604)		$(30,032)		$(13,779)		$(8,533)		$(5,292)		$(10,053)		$(14,175)		$(40,085)

COMMON AND PER SHARE DATA
Net loss per common share:
Basic	$(4.28)		$(4.66)		$(2.13)		$(1.32)		$(0.82)		$(1.55)		$(2.20)		$(6.21)
Diluted	(4.28)		(4.66)		(2.13)		(1.32)		(0.82)		(1.55)		(2.20)		(6.21)
Cash dividends per common share	—		0.06		—		—		—		—		—		0.06
Book value per common share	7.60		13.63		7.60		9.64		10.93		11.55		13.63		11.55
Outstanding common shares	6,495,130		6,477,630		6,495,130		6,495,130		6,495,130		6,495,130		6,477,630		6,495,130
Weighted average common shares outstanding - basic	6,455,598		6,449,621		6,455,598		6,455,598		6,455,598		6,450,150		6,450,090		6,449,754
Weighted average common shares outstanding - diluted	6,455,598		6,449,621		6,455,598		6,455,598		6,455,598		6,450,150		6,450,090		6,449,754
Dividend payout ratio	n/a	%	(1.30	) %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.97	) %

PERIOD-END BALANCES
Assets	$1,380,856		$1,425,455		$1,380,856		$1,387,921		$1,348,463		$1,435,950		$1,425,455		$1,435,950
Investment securities available for sale, at fair value	129,571		121,027		129,571		112,316		115,893		119,986		121,027		119,986
Total loans	922,202		1,082,313		922,202		969,142		1,011,368		1,044,196		1,082,313		1,044,196
Deposits (including traditional and nontraditional)	1,220,673		1,247,850		1,220,673		1,216,049		1,168,978		1,249,520		1,247,850		1,249,520
FHLB borrowings	96,000		82,000		96,000		96,000		96,000		101,000		82,000		101,000
Convertible debt	380		—		380		380		380		—		—		—
Shareholders’ equity	49,374		88,266		49,374		62,643		70,978		75,015		88,266		75,015

AVERAGE BALANCES
Assets	$1,378,388		$1,429,810		$1,394,029		$1,372,608		$1,368,244		$1,431,639		$1,462,846		$1,430,271
Interest-earning assets	1,302,696		1,369,704		1,320,359		1,304,274		1,283,045		1,332,232		1,394,870		1,352,956
Investment securities available for sale, at fair value	121,786		118,777		132,223		115,274		117,702		120,606		115,377		119,238
Total loans	990,230		1,151,170		945,312		994,587		1,031,740		1,070,390		1,126,812		1,130,809
Deposits (including traditional and nontraditional)	1,198,531		1,227,120		1,221,131		1,192,535		1,181,492		1,248,568		1,270,659		1,232,526
Other short-term borrowings	1		7,095		1		—		2		112		1,386		15,447
FHLB borrowings	97,207		76,179		95,997		95,998		99,666		84,063		82,000		68,054
Convertible debt	256		—		380		380		4		—		—		—
Shareholders’ equity	70,011		112,981		62,832		70,705		76,648		88,879		102,298		106,906

SELECT PERFORMANCE RATIOS
Return on average assets	(2.68	) %	(2.81	) %	(3.92	) %	(2.49	) %	(1.57	) %	(2.79	) %	(3.84	) %	(2.80	) %
Return on average shareholders’ equity	(52.72)		(35.54)		(87.00)		(48.41)		(28.00)		(44.87)		(54.97)		(37.50)
Net interest margin	3.23		3.33		3.00		3.30		3.41		3.16		3.28		3.31

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	5.08%		7.90%		4.51%		5.15%		5.60%		6.21%		6.99%		7.47%
Shareholders’ equity as a percentage of assets, at period end	3.58		6.19		3.58		4.51		5.26		5.22		6.19		5.22
Tier 1 risk-based capital	4.35		7.50		4.35		5.81		6.82		6.99		7.50		6.99
Total risk-based capital	5.63		8.76		5.63		7.08		8.09		8.25		8.76		8.25
Tier 1 leverage ratio	3.03		5.99		3.03		4.34		5.30		5.55		5.99		5.55

ASSET QUALITY INFORMATION
Allowance for loan losses	$29,339		$22,548		$29,339		$28,383		$28,426		$24,079		$22,548		$24,079
Nonaccrual loans	92,206		92,532		92,206		91,653		113,181		96,936		92,532		96,936
Nonperforming assets	114,844		120,297		114,844		118,280		142,161		124,950		120,297		124,950
Net loans charged-off	28,982		44,627		9,786		12,793		6,403		15,694		23,417		60,321
Allowance for loan losses as a percentage of gross loans	3.55%		2.09%		3.55%		2.93%		2.81%		2.31%		2.09%		2.31%
Nonaccrual loans as a percentage of gross loans, commercial loans held for sale, and foreclosed assets	9.80		8.35		9.80		9.22		10.89		9.07		8.35		9.07
Nonperforming assets as a percentage of assets	8.32		8.44		8.32		8.52		10.54		8.70		8.44		8.70
Net loans charged-off as a percentage of average gross loans	3.92		5.22		4.12		5.17		2.53		5.83		8.28		5.36

Executive Summary of Third Quarter 2010 Financial Results

Context for the Three Month Period Ended September 30, 2010 and the Company

2009 and 2010 have been very challenging years for the Company, the banking industry, and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial crisis in the overall U.S. economy that generally started in August 2008 and continued in 2009 and 2010, for which the banking industry and the Company continue to be adversely affected.

•	Volatile equity markets that declined significantly during the first half of 2009 and have since begun to improve although daily volatility continues.

•

Significant stress on the banking industry resulting in significant governmental financial assistance to many financial institutions, extensive regulatory and congressional scrutiny, and new comprehensive reform legislation, including unknown regulations to be adopted as a result.

•	General anxiety on the part of our customers and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets, with current expectations of rising interest rates although the timing is uncertain.

•	High levels of unemployment nationally and in our local markets, and uncertainty about when the trend will begin to improve.

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009, growing total assets 57% during that period that resulted in the Company reaching a natural “maturity/life cycle hump” that is typical for banks that reach that asset size. Typical challenges associated with this stage of our life cycle include:

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

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), the Company hired Samuel L. Erwin in March 2009 and Lee. S. Dixon in May 2009 as senior executive vice presidents. Effective July 1, 2009, the Company named Mr. Erwin as Chief Executive Officer and President of the Bank and Mr. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as the Chief Financial Officer of the Company and the Bank as of July 1, 2010.

•	Messrs. Erwin and Dixon have proven bank turn around and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. We also incurred quarterly net losses in 2010.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with the banking regulatory agencies in June 2010.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of higher priced certificates of deposit accounts used to fund the loan growth during that period. Gross loans have decreased $328.8 million from March 31, 2009 to September 30, 2010. Total traditional and nontraditional deposits increased $8.0 million over the same period through various certificate of deposit and transaction deposit campaigns designed to attract and retain lower priced deposit accounts.

In light of the above, in 2009, management and the Board of Directors reacted quickly and defined three strategic initiatives, which are currently summarized as follows:

Component	Primary Emphasis	Time Horizon

Strategic Project Plan

•      Manage through the extended recession and volatile economic environment

•      Execute the Strategic Project Plan related to credit quality, earnings, liquidity, and capital (the Strategic Project Plan is described in more detail below), including preparation for a potential formal agreement with the bank regulatory agencies and raising additional capital

June 2009 – June 2010

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

Calendar year 2010

Bank of the Future

•      Reinventing the Bank to be “the bank of the future”

•      Determining the “customer of tomorrow” and refining our products, services, and distributions channels to meet their expectations

•      Adapting to the rapidly changing financial services landscape, including lower earnings due to the low interest rate environment, potential regulatory restrictions on historical sources of income, and higher compliance costs

•      Potential listing on the NASDAQ stock exchange

Two to five years

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors focused a tremendous amount of time and effort on addressing all three initiatives in 2009 and 2010 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank” that might otherwise normally take several years to accomplish. While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Company to return to profitability once the economy begins to recover.

The consummation of the Private Placement on October 7, 2010 in which the Company received $103.9 million of gross proceeds is a significant step forward in the implementation of these strategic initiatives. The Private Placement resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the minimums required to be well-capitalized. As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and into 2010 and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in the third quarters of 2009 and 2010 were significantly impacted by the following in comparison to our historical financial results in the third quarter of 2008:

•	Provision for loan losses totaling $13.1 million and $24.0 million, respectively, in 2010 and 2009 compared to $687 thousand for 2008.

•

Net loss from writedowns, expenses, operations, and sales of real estate acquired in settlement of loans totaling $5.5 million and $1.5 million in 2010 and 2009, respectively, compared to $28 thousand in 2008.

•

Foregone interest of $1.2 million and $1.5 million in 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.34% and 4.80%, respectively.

•

Higher FDIC insurance premiums totaling $1.8 million and $712 thousand, respectively, in 2010 and 2009, compared to $197 thousand in 2008 due to industry wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, and our capital classification being below well-capitalized.

•	Goodwill impairment totaling $3.7 million in 2010.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan which were not incurred prior to the third quarter of 2009.

In total, the above events reduced our earnings by approximately $24.3 million and $26.8 million for the three month periods ended September 30, 2010 and 2009, respectively, compared to the same period of 2008. Accordingly, we believe successful completion of the Strategic Project Plan will result in significant improvement to our earnings.

The credit-related costs for banks associated with the recession are significant. Beginning in the fourth quarter of 2008 and continuing to date in 2010, construction, acquisition and development real estate projects have slowed down, guarantors are financially stressed, and increasing credit losses have surfaced. During 2009 and 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration has manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and declines in fair values of real estate related assets, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

This has resulted in a significant increase in the level of nonperforming assets through March 31, 2010, with a continued elevated level of such assets at September 30, 2010. In addition, many of these loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated costs to sell with the fair values determined primarily based on third party appraisals. During 2009 and 2010, appraised values decreased significantly, even in comparison to appraisals received when the loans were originated in 2006 to 2009, and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and allowance for loan losses at September 30, 2010 resulted in net charge-offs of $9.8 million and a provision for loan losses of $13.1 million during the three month period ended September 30, 2010.

Recent Regulatory Developments

As a result of these circumstances and the examination of the Bank by the FDIC and the State Board (collectively, the “Supervisory Authorities”) in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. Beginning in October 2009, the Board of Directors and a newly created committee of the Board of Directors, the Regulatory Oversight Committee, met periodically with the FDIC to receive status reports on their examination, and the Board received the final report of examination in April 2010 and agreed to the Consent Order in June 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	On October 7, 2010, the Company consummated the Private Placement pursuant to which the Company received gross proceeds of $103.9 million from the issuance of shares of the Company’s common stock at $2.60 per share. Substantially all of the net proceeds of the Private Placement were contributed to the Bank as a capital contribution, resulting in the Company’s and the Bank’s capital levels being above the amounts specified in the Consent Order and to be categorized as well-capitalized.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the supervisory authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	At September 30, 2010, the Bank’s capital ratios were below the established minimum. However, as noted above, on October 7, 2010, the Company consummated the Private Placement pursuant to which the Company received gross proceeds of $103.9 million from the issuance of shares of the Company’s common stock at $2.60 per share. Substantially all of the net proceeds of the Private Placement were contributed to the Bank as a capital contribution, resulting in the Bank’s capital levels being above the amounts specified in the Consent Order.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We have implemented a plan to monitor compliance with the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We prepared a written analysis and assessment of the Bank’s management and staffing needs and submitted the plan to the Supervisory Authorities in August 2010.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	Effective July 1, 2010, Lee S. Dixon, our Chief Operating Officer and Chief Risk Officer, also assumed the responsibilities as the Chief Financial Officer. Mr. Dixon has substantial banking, regulatory, financial reporting, and risk management expertise from his 22 years of business experience, including as a partner in the Banking and Capital Markets practice of PricewaterhouseCoopers LLP, and has worked with banking clients ranging from small community banks to some of the largest national banks. The Supervisory Authorities issued a non-objection letter regarding this new role in August 2010.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	As part of our Strategic Project Plan summarized below, we reviewed and updated our policy in June and October 2009 to ensure the adequacy of the allowance for loan losses, including a review of the allowance for loan losses each calendar quarter. We have continued to refine our policy in 2010 and we submitted the revised policy to the Supervisory Authorities in July 2010.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”.	As part of our Strategic Project Plan summarized below, we have developed written loan workout plans to reduce classified assets, and we submitted our plans to the Supervisory Authorities in July 2010.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	As part of our Strategic Project Plan summarized below, we have revised our policies and procedures for managing our real estate acquired in foreclosure, and we submitted our policies and procedures to the Supervisory Authorities in July 2010.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we are in compliance with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are working aggressively to reduce our concentrations in commercial real estate. We submitted our plan to the Supervisory Authorities in August 2010.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed our loan policies and procedures for adequacy and made appropriate revisions to enhance our lending and credit administration functions. We have continued to refine our policies and procedures in 2010. We submitted the revised policy to the Supervisory Authorities in July 2010.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed our loan review and grading system to provide for the periodic review of our loan portfolio to review and categorize our loans. As described in more detail elsewhere in this report, we have conducted internal and external loan reviews in 2009 and 2010. We submitted the revised policy to the Supervisory Authorities in July 2010.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating	In 2009 we prepared an annual 2010 budget that was approved by the Bank’s Board of Directors. We have updated our 2010 budget based on actual results in 2010 and projections for the remainder of the year, and we submitted the budget to the Supervisory Authorities in August 2010.

assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed and updated our written Asset Liability and Investments Plan, and we submitted the plan to the Supervisory Authorities in July 2010.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	At June 30, 2010, we had eliminated all matters set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Prior to and at September 30, 2010, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we are in compliance with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we are in compliance with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we are in compliance with this provision of the Consent Order. On April 1, 2010, we were notified by the FDIC that it had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we are in compliance with this provision of the Consent Order, and we have submitted the required progress report to the Supervisory Authorities.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required thus far to the Supervisory Authorities. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisory Authorities. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by June 6, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 6, 2010. As of the date hereof, we have already reduced our criticized assets by more than the amount necessary to meet the December 6, 2010 deadline. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings, and capital. Execution of the Plan is being overseen by the special Regulatory Oversight Committee of the Board of Directors, and we have engaged external expertise to assist with its implementation. The Plan contemplated substantially all of the requirements of the Consent Order and therefore we believe we have already made substantial progress towards complying with the requirements of the Consent Order. However, certain provision of the Consent Order required us to submit written plans to the Supervisory Authorities for their review and / or approval, and all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan which now also reflects the requirements of the Consent Order. No one can predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, the eventual improvement in the economy and the real estate markets, and raising additional capital, will help our borrowers and us weather this storm and continue our road to recovery and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued into 2010, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio. In May and June 2009, we performed an expanded internal loan review of our nonconsumer loan portfolio that covered 70% of these loans. In July and August 2009, an independent loan review firm also reviewed 35% of our nonconsumer loan portfolio. In February 2010, we performed another internal loan review of our nonconsumer loan portfolio that covered $274.4 million in loans. In May 2010, the independent loan review firm reviewed $280.8 million of our nonconsumer loan portfolio. Beginning in September 2010 and continuing into the fourth quarter of 2010 we are performing an internal loan review of our commercial loans and home equity lines of credit and another external loan review began in October 2010.

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

•

We are actively marketing problem assets for sale. Since June 30, 2009, we have sold real estate acquired in settlement of loans aggregating $13.2 million. Subsequent to September 30, 2010, 14 properties with an aggregate net carrying amount of $1.7 million were sold at a gain of $5 thousand. At October 27, 2010, 17 additional properties with an aggregate net carrying amount of $6.3 million were under contract for sale scheduled to close in the fourth quarter of 2010.

•

In total, at September 30, 2010, our nonperforming assets declined $3.4 million (2.9%) from June 30, 2010, the second consecutive quarterly decline since we adopted the Plan in June 2009, and in total by 19.2% since the peak at March 31, 2010.

•

In September 2010, we made the decision to market for sale commercial loans totaling $90.9 million at September 30, 2010 we have entered into agreements with two loan sale advisory firms to market $81.4 million of these loans for sale. The sales of the remaining loans totaling $9.5 million are being negotiated for sale directly with potential buyers, of which $7.9 million are currently under letters of intent. The targeted closing dates for the sales are the fourth quarter of 2010.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns through June 30, 2010 which resulted in retained and new certificates of deposit aggregating $258.1 million from January 1, 2010 through June 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts and therefore we have not utilized any special campaigns.

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

•

Maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $1.2 million for the three month period ended September 30, 2010 when compared with investing these funds at the average yield of 2.34% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement on October 7, 2010, we have begun redeploying this cash balance into investment securities and we may also repay FHLB advances as they mature in 2011.

At October 27, 2010, including the proceeds received in the Private Placement, funding sources included cash invested at the Federal Reserve totaling $307.6 million and our correspondent bank line of credit totaling $5.0 million.

Capital. At September 30, 2010, our total risk-based capital ratio, Tier 1 leverage ratio, and Tier 1 risk-based capital ratio were below the well-capitalized regulatory minimum thresholds. However, on October 7, 2010, we consummated the Private Placement resulting in the Company’s and the Bank’s capital ratios exceeding the minimum requirements to be classified as well-capitalized. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio by $328.8 million since March 31, 2009.

•	Evaluated other capital saving alternatives such as asset sales and reducing outstanding credit commitments.

•

Issued unsecured convertible debt from the Company in March 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution. On October 7, 2010, as a result of the Private Placement, these notes were converted into common stock of the Company.

Earnings. We have been implementing an earnings plan that is focused on improvement through a combination of revenue increases and expense reductions including assistance from external consulting firms to review our current and potential new products and services and related rates and fees, and to identify process and efficiency improvements.

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At September 30, 2010, loans aggregating $217.5 million had interest rate floors, of which $201.7 million had floors greater than or equal to 5%. In June and July 2010, we began loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, we have also borrowed longer-term advances from the FHLB and extended maturities on certain CD specials to lock in the current low interest rates.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We have also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We are also revising our existing fees and implementing new fees, with various implementation dates generally between October 1, 2010 and March 31, 2011.

•

Regarding noninterest expenses, we have identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and 2010, and are continuing to review other expense areas for additional reductions with assistance from a consulting firm that specializes in process and efficiency reviews. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

Lastly, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010, we entered into a referral and services agreement with Global Direct Payments, Inc. (“Global Direct”) related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services noninterest income in the amount of $550 thousand, net of transaction costs, for the nine month period ended September 30, 2010.

Summary

In summary, during the three month period ended September 30, 2010, we continued to be impacted by the negative financial conditions of our borrowers and the economy in general, but we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009. We completed a significant component of the Plan by consummation of the Private Placement on October 7, 2010. We believe that raising capital, combined with an improving economy and our continued focus on credit quality and earnings improvements, will accelerate our road to recovery and return to profitability in the post-recession environment. We believe that we may return to profitability, on a quarterly basis, at some point during 2012. However, as discussed in this report, our quarterly performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

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

Financial Condition

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2010	December 31, 2009	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$266,453	$188,084	$78,369	41.7%

Total cash and cash equivalents	266,453	188,084	78,369	41.7
FHLB stock, at cost	6,785	7,010	(225)	(3.2)
Investment securities available for sale, at fair value	129,571	119,986	9,585	8.0
Mortgage loans held for sale	3,716	3,884	(168)	(4.3)
Commercial real estate loans held for sale, net	88,564	—	88,564	100.0
Loans, gross	827,564	1,040,312	(212,748)	(20.5)
Less: allowance for loan losses	(29,339)	(24,079)	(5,260)	21.8

Loans, net	798,225	1,016,233	(218,008)	(21.5)
Premises and equipment, net	28,481	29,605	(1,124)	(3.8)
Goodwill, net	—	3,691	(3,691)	(100.0)
Accrued interest receivable	4,178	4,322	(144)	(3.3)
Real estate acquired in settlement of loans	22,508	27,826	(5,318)	(19.1)
Income tax refund receivable	7,589	20,869	(13,280)	(63.6)
Other	24,786	14,440	10,346	71.6

Total assets	$1,380,856	$1,435,950	$(55,094)	(3.8)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$150,707	$142,609	$8,098	5.7%
Interest-bearing	1,049,147	1,072,305	(23,158)	(2.2)

Total deposits	1,199,854	1,214,914	(15,060)	(1.2)
Retail repurchase agreements	20,819	15,545	5,274	33.9
Commercial paper (Master notes)	—	19,061	(19,061)	(100.0)
FHLB borrowings	96,000	101,000	(5,000)	(5.0)
Convertible debt	380	—	380	100.0
Accrued interest payable	1,517	2,020	(503)	(24.9)
Other	12,912	8,395	4,517	53.8

Total liabilities	1,331,482	1,360,935	(29,453)	(2.2)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	65	32,282	(32,217)	(99.8)
Capital surplus	35,085	2,599	32,486	1,249.9
Retained earnings	19,490	47,094	(27,604)	(58.6)
Accumulated other comprehensive loss, net of tax	(5,266)	(6,960)	1,694	(24.3)

Total shareholders’ equity	49,374	75,015	(25,641)	(34.2)

Total liabilities and shareholders’ equity	$1,380,856	$1,435,950	$(55,094)	(3.8)%

Cash and Cash Equivalents

Cash and cash equivalents increased $78.4 million (41.7%) at September 30, 2010 over December 31, 2009 primarily as a result of maintaining our excess cash with the Federal Reserve to provide liquidity, notwithstanding the negative impact to our interest income since we only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. For the three month period ended September 30, 2010, the difference between the interest earned on the cash at the Federal Reserve at 25 basis points and the interest that could have been earned by investing this cash in the securities portfolio at the average yield on the portfolio of 2.34% was $1.2 million. Our plan is to begin redeploying this cash balance over the next few quarters by investing in investment securities and / or paying down FHLB advances as they mature in 2011. We believe that redeploying this cash will improve our net interest margin.

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

Cash and cash equivalents were pledged as collateral and therefore restricted at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Secure a letter of credit	$250	$512
Merchant credit card agreements	836	836
FHLB advances and line of credit	5,000	—

Total	$6,086	$1,348

In October 2010, based on modifications in its collateral practices and tolerance levels, one merchant credit card company released to the Company $386 thousand of pledged collateral.

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

	September 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
U.S. Treasury and federal agencies	$37,655	29.1%	$16,297	13.6%
State and municipal	42,153	32.5	46,785	39.0
Collateralized mortgage obligations	38,294	29.6	40,318	33.6
Other mortgage-backed (federal agencies)	11,469	8.8	16,586	13.8

Total investment securities available for sale	$129,571	100.0%	$119,986	100.0%

Average balances of investment securities available for sale increased to $132.2 million during the three month period ended September 30, 2010 from $115.4 million during the same period of 2009. This increase was the result of purchases in July 2010 of U.S. Treasury and federal agencies purchased to acquire additional securities to pledge as collateral for FHLB borrowings. Offsetting the increase, during March 2010, we evaluated and executed several capital preservation transactions, one of which was a sale of investment securities available for sale. Eleven collateralized mortgage obligations, three other mortgage-backed securities, and three state and municipal securities totaling $40.2 million were sold during March 2010 resulting in a net gain on sale totaling $8 thousand. The proceeds from the sales were reinvested in GNMA collateralized mortgage obligations and U.S. Treasury and federal agencies with an expected duration of two years. These transactions were executed as part of our repositioning the investment securities portfolio in light of the current interest rate environment, including expectation of rising interest rates over at least the next 18 months. In addition, the transactions resulted in an improved regulatory capital position as the securities sold were in higher risk weighted asset categories compared to the securities purchased.

The fair value of the investment securities available for sale portfolio represented 9.4% of total assets at September 30, 2010 and 8.4% of total assets at December 31, 2009.

In October 2010, we purchased additional state and municipal, collateralized mortgage obligations, and other mortgage-backed investment securities aggregating approximately $46 million.

Unrealized Position. The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (in thousands).

	September 30, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and federal agencies	$37,637	$37,655	$16,294	$16,297
State and municipal	39,626	42,153	44,908	46,785
Collateralized mortgage obligations	38,518	38,294	42,508	40,318
Other mortgage-backed (federal agencies)	10,566	11,469	15,783	16,586

Total investment securities available for sale	$126,347	$129,571	$119,493	$119,986

Other-Than-Temporary Impairment. The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$9,991	$1	—	$—	$—	2	$9,991	$1
State and municipal	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations	8	27,191	459	1	2,492	10	9	29,683	469
Other mortgage-backed (federal agencies)	—	—	—	—	—	—	—	—	—

Total investment securities available for sale	10	$37,182	$460	1	$2,492	$10	11	$39,674	$470

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Gross unrealized losses decreased $1.9 million from December 31, 2009 to September 30, 2010, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. Eleven collateralized mortgage obligations were sold during the nine month period ended September 30, 2010. The gross unrealized losses on the sold collateralized mortgage obligations totaled $2.0 million at December 31, 2009.

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

Ratings. The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at September 30, 2010. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage- backed (federal agencies)
Aaa	100%	3%	100%	100%
Aa1-A3	—	74	—	—
Baa1	—	13	—	—
Not rated or withdrawn rating	—	10	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at September 30, 2010, 16% were rated AA+ by Standard and Poor’s ratings, 52% were rated AA, 18% were rated AA-, and 14%, or $568 thousand, were not rated by Standard and Poor’s ratings.

Maturities. The weighted average contractual life of investment securities available for sale was 2.9 years at September 30, 2010. Since 39%, based on amortized cost, of the portfolio is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged. Investments securities were pledged as collateral for the following at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Public funds deposits	$64,917	$73,185
Federal funds from correspondent banks	6,303	6,300
FHLB advances and line of credit	51,738	29,767

Total	$122,958	$109,252

Concentrations. Eight state and municipal security issuers issued securities with fair values ranging from 2.0% to 4.6% of total shareholders’ equity at September 30, 2010. Twenty-four state and municipal security issuers issued securities with fair values ranging from 1.0% to 1.9% of total shareholders’ equity at September 30, 2010.

One collateralized mortgage obligation issuer issued securities with a fair value of 5.0% of total shareholders’ equity at September 30, 2010. Nine collateralized mortgage obligations, issued by GNMA, had an aggregate fair value of $35.5 million (71.9% of shareholders’ equity) and an amortized cost of $35.7 million at September 30, 2010.

The following table summarizes issuer concentrations of other mortgage-backed investment securities at fair value at September 30, 2010 (dollars in thousands).

	FNMA	FHLMC	GNMA	Total
Other mortgage-backed (federal agencies)	$8,256	$1,719	$1,494	$11,469
As a percentage of shareholders’ equity	16.7%	3.5%	3.0%	23.2%

Realized Gains and Losses. The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2010	2009	2010	2009
Realized gains	$1	$—	$1,148	$2
Realized losses	—	—	(1,139)	—

Net realized gains	$1	$—	$9	$2

Lending Activities

General. Loans continue to be the largest component of our assets. During the nine month period ended September 30, 2010, gross loans declined $212.7 million (20.5%), including the transfer of $90.9 million commercial real estate loans to the held for sale portfolio, as we actively seek to reduce our commercial real estate loan portfolio to improve our credit quality and preserve capital. Based on our risk assessment of borrowers, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and sales.

Commercial Loans Held for Sale. In September 2010 we made the decision to market for sale commercial real estate loans totaling $90.9 million at September 30, 2010, and we have entered into agreements with two loan sale advisory firms to market $81.4 million of these loans for sale. The sales of the remaining loans totaling $9.5 million are being negotiated for sale directly with potential buyers, of which $7.9 million are currently under letters of intent. The targeted closing dates for the sales are the fourth quarter of 2010.

Commercial loans held for sale are carried at the lower of cost or fair value, and a valuation allowance of $2.4 million is recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheet of $88.5 million. Of the total, $61.7 million were loans individually evaluated for impairment that were transferred to loans held for sale at their recorded book values, net of their related specifically identified allowances for loan losses. The remaining loans were transferred at their estimated fair values, with the differences between their recorded book values recorded as a charge to the allowance for loan losses and carried over as a valuation allowance.

Of the aggregate balance of commercial loans held for sale, 98.4% are commercial real estate based on FDIC code.

The loans being marketed for sale are generally valued at fair value based primarily on third party appraisals. For these loans, we will evaluate the bids as they are received and may or may not accept the bids based on the prices offered and / or other considerations. There can be no assurances that the loans will be sold, or that the bids offered will be at the currently recorded balances.

Composition. The following table summarizes gross loans, categorized by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Secured by real estate
Construction, land development, and other land loans	$158,411	17.2%	$205,465	19.8%
Farmland	3,621	0.4	466	—
Single-family residential	184,648	20.1	203,330	19.6
Multifamily residential	26,398	2.9	30,668	3.0
Nonfarm nonresidential	425,330	46.3	459,130	44.1
Commercial and industrial	49,903	5.4	61,788	5.9
Obligations of states and political subdivisions of the U.S.	1,020	0.1	1,418	0.1
General consumer	50,738	5.5	57,581	5.5
Credit line	4,268	0.5	5,501	0.5
Bankcards	12,472	1.4	13,214	1.3
Others	1,677	0.2	1,751	0.2

Total loans	918,486	100.0%	1,040,312	100.0%

Less: Commercial loans held for sale, gross	(90,922)		—

Loans, gross	$827,564		$1,040,312

The following table summarizes gross loans, categorized by loan purpose, at the dates indicated (dollars in thousands).

	September 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Commercial business	$97,185	10.6%	$121,691	11.7%
Commercial real estate	594,405	64.7	671,701	64.6
Installment	15,982	1.7	20,845	2.0
Installment real estate	70,729	7.7	80,395	7.7
Indirect	34,841	3.8	36,291	3.5
Credit line	1,899	0.2	1,970	0.2
Prime access	63,181	6.9	66,082	6.4
Residential mortgage	25,391	2.8	26,282	2.5
Bankcards	12,477	1.4	13,236	1.3
Business manager	414	0.1	319	—
Other loans	1,212	0.1	1,081	0.1
Loans in process	409	0.0	(33)	—
Deferred loans fees and costs	361	0.0	452	—

Total loans	918,486	100.0%	1,040,312	100.0%
Less: Commercial loans held for sale, gross	(90,922)		—

Loans, gross	$827,564		$1,040,312

Loans included in both of the preceding loan composition tables are net of participations sold. Participations sold totaled $12.5 million (2 loans) at September 30, 2010 and December 31, 2009. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $425.5 million and $426.6 million at September 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. $364.7 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit at September 30, 2010 and December 31, 2009, respectively, of which $121.7 million and $162.0 million, respectively, was available as lendable collateral.

On September 30, 2010, $12.3 million of loans was pledged as collateral to cover the various Federal Reserve System services that are being utilized by the Company. The maximum maturity for potential borrowings is overnight. Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We would be required to pledge collateral for such secondary borrowing.

Concentrations. General. During 2009 and continuing into 2010, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. In addition, we are evaluating the potential sale, individually or in bulk, of performing and nonperforming commercial loans. In September 2010, we made the decision to market for sale commercial loans totaling $90.9 million at September 30, 2010, of which 98.4% ($89.4 million) are commercial real estate loans. Sale of these loans, if completed, would significantly reduce our concentration in commercial real estate.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2010 (dollars in thousands).

	Total	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$158,247	17.2%	288.0%
Multifamily residential	26,370	2.9	48.0
Nonfarm nonresidential	424,890	46.3	773.4

Total loans secured by commercial real estate	609,507	66.4%	1,109.4%

Less: Commercial real estate included in commercial loans held for sale	(89,426)

Total	$520,081

The following table further categorizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2010 (dollars in thousands).

	Total	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$53,004	5.8%	96.5%
Land development - commercial	15,548	1.7	28.3
Land development - residential	62,204	6.8	113.2
Commercial construction:
Hotel / motel	—	—	—
Retail	4,435	0.5	8.1
Office	242	—	0.4
Multifamily	1,844	0.2	3.4
Industrial and warehouse	7,221	0.8	13.1
Healthcare	228	—	0.4
Miscellaneous commercial	3,096	0.3	5.6

Total development commercial real estate loans	147,822	16.1	269.0
Existing and other commercial real estate loans
Secured by:
Hotel / motel	97,037	10.6	176.6
Retail	25,456	2.8	46.3
Office	26,925	2.9	49.0
Multifamily	26,370	2.9	48.0
Industrial and warehouse	16,682	1.8	30.4
Healthcare	15,861	1.7	28.9
Miscellaneous commercial	125,967	13.7	229.3
Residential construction - speculative	2,094	0.2	3.8

Total existing and other commercial real estate loans	336,392	36.6	612.3
Commercial real estate owner occupied and residential loans Secured by:
Commercial - owner occupied	117,096	12.8	213.1
Commercial construction - owner occupied	3,544	0.4	6.5
Residential construction - contract	4,653	0.5	8.5

Total commercial real estate owner occupied and residential loans	125,293	13.7	228.1

Total loans secured by commercial real estate	609,507	66.4%	1,109.4%

Less: Commercial real estate included in commercial loans held for sale	(89,426)

Total	$520,081

Asset Quality. Given the negative credit quality trends which began in 2008, accelerated during 2009, and have continued into 2010, we have performed extensive analysis of our nonconsumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status, and collateral valuation of the loans by the loan officers, our senior management team, external consultants, and an external loan review firm. Of particular significance is that these reviews have currently identified 38 specifically identified borrower relationships (51 individual loans) that have resulted in $65.3 million (65%) of the $100.5 million of net charge-offs and writedowns on foreclosed assets recorded in the past seven quarters. In general, these loans, which in the aggregate were carried on our Consolidated Balance Sheet at $74.2 million at September 30, 2010, have one or more of the following common characteristics:

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

•

Concentrated originations in commercial real estate, including acquisition development and construction loans, by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

At September 30, 2010, the remaining unpaid principal balance for this pool of loans comprises 55% of our total problem assets (all loans individually evaluated for impairment and real estate acquired in settlement of loans greater than $1 million). In addition, the loss rate on this pool of loans for the seven quarters ended September 30, 2010 has been significantly higher than the loss rate on the remainder of the loan portfolio.

In general, our entire commercial real estate loan portfolio has been impacted by the challenging economic environment in 2008, 2009, and 2010. However, this pool of loans is the primary contributor to our deteriorated asset quality, charge-offs, and resulting net loss over the past seven quarters. In addition, this pool of loans has exhibited a loss given default much higher than the remainder of the loan portfolio that is comprised of in-market loans to ongoing customers of the Company that were underwritten by loan officers of the Company using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

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

•

Loan Policy: In June 2009, October 2009, and July 2010 we amended our loan policy to, among other changes, reduce lending limit approval authorities, prohibit out-of-market loans to borrowers for which we do not have a previously existing relationship, and prohibit brokered loans.

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

•

Training: During the first nine months of 2010, we conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, and appraisals.

At September 30, 2010, nonperforming assets decreased $3.4 million (2.9%) from June 30, 2010, which is the second consecutive quarterly decline since we adopted our Strategic Project Plan in June 2009, and a total decline of 19.2% from the peak at March 31, 2010. In addition, the volume of loans placed on nonaccrual status the past two quarters has declined. However, we continue to have a high risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by FDIC code, at the dates indicated (dollars in thousands).

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Secured by real estate
Construction, land development, and other land loans	$44,099	$37,733	$54,347	$47,901
Farmland	—	48	48	50
Single-family residential	8,435	9,159	8,472	7,652
Multifamily residential	8,022	9,352	9,827	9,844
Nonfarm nonresidential	26,029	28,200	31,910	23,330
Commercial and industrial	4,776	6,330	7,917	7,475
General consumer	845	831	660	684

Total nonaccrual loans	92,206	91,653	113,181	96,936
Real estate acquired in settlement of loans	22,508	26,521	28,867	27,826
Personal property acquired in settlement of loans	130	106	113	188

Total foreclosed assets	22,638	26,627	28,980	28,014

Total nonperforming assets	114,844	118,280	142,161	124,950
Less: Nonaccrual commercial loans held for sale	(47,985)	—	—	—

Adjusted nonperforming assets	$66,859	$118,280	$142,161	$124,950

Loans*	$918,486	$967,244	$1,010,247	$1,040,312
Total assets	1,380,856	1,387,921	1,348,463	1,435,950
Total nonaccrual loans as a percentage of:
loans* and foreclosed assets	9.80%	9.22%	10.89%	9.07%
total assets	6.68	6.60	8.39	6.75
Total nonperforming assets as a percentage of:
loans* and foreclosed assets	12.20%	11.90%	13.68%	11.70%
total assets	8.32	8.52	10.54	8.70

*	includes gross loans and commercial loans held for sale

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

Twenty-six loans with a balance at September 30, 2010 greater than $1 million comprised 62% of our nonaccrual loans at September 30, 2010. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential lots / golf course development	$27,592	30%
Multifamily residential	7,426	8
Retirement center properties	2,676	3
Real estate for commercial use	17,175	19
Marina	1,228	1
Other business loans	1,350	1

Total nonaccrual loans > $1 million secured by commercial real estate	$57,447	62%

Additionally, four of these loans (18% based on the principal balance at September 30, 2010) were purchased participations and six of these loans (23% based on the principal balance at September 30, 2010) were out-of-market loans. In 2009, we amended our loan policy to preclude originating any new loans of these kinds.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $962 thousand and $3.2 million would have been reported during the three and nine month periods ended September 30, 2010, respectively, had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, our earnings did not include this interest income.

Real Estate Acquired in Settlement of Loans: The following table summarizes the changes in the real estate acquired in settlement of loans portfolio at the dates and for the periods indicated (in thousands). Real estate acquired in settlement of loans is net of participations sold of $4.6 million (three properties) at September 30, 2010.

	At and for the three month period ended September 30, 2010	At and for the nine month period ended September 30, 2010
Real estate acquired in settlement of loans, beginning of period	$26,521	$27,826
Plus: New real estate acquired in settlement of loans	8,202	16,299
Less: Proceeds from sale of real estate acquired in settlement of loans	(6,984)	(13,285)
Less: Gain / (loss) on sale of real estate acquired in settlement of loans	318	603
Less: Provision charged to expense	(5,549)	(8,935)

Real estate acquired in settlement of loans, end of period	$22,508	$22,508

We initially record a foreclosed asset at fair value when it is transferred from loans to real estate acquired in settlement of loans, generally based on a third party appraisal, with any difference between the recorded book value of the loan and the fair value recorded as a charge-off to the allowance for loan losses. Subsequently, we normally obtain an updated appraisal on an annual basis and record any difference between the carrying value and the revised fair value less costs to sell as a provision charged to expense. During 2009 and 2010, given the significant slow down in commercial real estate sales activity and other factors, appraised values continue to decline from values received at the time of foreclosure and upon reappraisal after foreclosure.

The following table summarizes the Real estate acquired in settlement of loans portfolio, by FDIC code, at September 30, 2010 (in thousands).

Construction, land development, and other land loans	$9,749
Single-family residential	3,542
Nonfarm, nonresidential	9,217

Total real estate acquired in settlement of loans	$22,508

Four individual properties greater than $1 million comprised 37% of our real estate acquired in settlement of loans portfolio at September 30, 2010. Of the balance of these properties, 24% were hotel properties, 18% were residential development properties, 15% were commercial lots and 43% were retirement center properties. Additionally, 67% of these properties were participations. Three of the four were the result of out-of-market loans.

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

During the quarter ended September 30, 2010, we sold 28 properties with an aggregate net carrying amount of $6.7 million in total real estate acquired in settlement of loans sales at a net gain of $318 thousand.

Subsequent to September 30, 2010, 14 properties with an aggregate net carrying amount of $1.7 million were sold at a gain of $5 thousand. At October 27, 2010, 17 additional properties with an aggregate net carrying amount of $6.3 million were under contract for sale scheduled to close in the fourth quarter of 2010.

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

Troubled Debt Restructurings. Troubled debt restructurings are loans which have been restructured from their original contractual terms (for example, reduction in contractual interest rate). As part of the determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At September 30, 2010, the principal balance of troubled debt restructurings, in gross loans and commercial loans held for sale, totaled $33.5 million, of which three loans totaling $13.7 million have been transferred to commercial loans held for sale. At December 31, 2009, the principal balance of troubled debt restructurings totaled $14.6 million.

Historically, we have not split loans into two legally separate loans. However, at September 30, 2010, we had four loans that had been legally split into separate loans (an A/B loan structure), with the B loans accounted for as troubled debt restructures. Restructuring these loans into legally separate loans did not result in any charge-offs and all of the loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at September 30, 2010 were $8.3 million and $12.9 million, respectively.

Eight individual loans greater than $1 million comprised 81% of our troubled debt restructurings at September 30, 2010. One of the loans experienced rate concessions, two experienced term concessions, and five experienced rate and term concessions. At September 30, 2010, all are performing as expected under the new terms.

A troubled debt restructuring can be removed from this classification in years after the restructuring if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement. For the three month period ended September 30, 2010, three loans with a carrying value of $1.7 million were removed from this classification.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual that are inadequately protected by the current sound worth and paying capacity of the borrower(s) or of the collateral pledged, if any, have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and are characterized by the distinct possibility that we will sustain some loss of the deficiencies are not corrected. Management monitors these loans closely and reviews performance on a regular basis. As of September 30, 2010, potential problem loans totaled $135.6 million, an $11.9 million decrease from the peak amount at June 30, 2010.

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

Our allowance for loan losses totaled $29.4 million at September 30, 2010, $28.4 million at June 30, 2010, $28.4 million at March 31, 2010, and $24.1 million at December 31, 2009, representing 3.55%, 2.93%, 2.81%, and 2.31% of gross loans, respectively. The increasing coverage percentage is a function of an increasing allowance for loan losses and decreasing loan portfolio. The higher than historical levels of the coverage ratio are a reflection of our more recent charge-off history and higher inherent risk in the loan portfolio.

The aggregate reported balance of the allowance for loan losses, including the valuation allowance on commercial loans held for sale, increased from June 30, 2010 to September 30, 2010 by $3.3 million. For the quarter ended September 30, 2010, the provision for loan losses covered net charge-offs for the quarter and an incremental amount recorded primarily for three loans added in the third quarter to the list of loans individually evaluated for impairment. Excluding the valuation allowance reclassified against the commercial loans held for sale, the allowance for loan losses was relatively consistent with that recorded at June 30, 2010.

The September 30, 2010 allowance for loan losses, and, therefore indirectly the provision for loan losses for the three and nine month periods ended September 30, 2010, was determined based on the following specific factors, though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The asset quality trends in our loan portfolio, including a high level of nonaccrual loans at September 30, 2010 (although nonaccrual loans decreased at September 30, 2010, the second consecutive quarterly decrease since the peak at March 31, 2010),

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews during 2010, and

•	Our individual impaired loan analysis which identified:

•	Continued stress on borrowers given increasing lack of liquidity and limited bank financing and credit availability, and

•	Continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by FDIC code, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three month periods ended September 30,		At and for the nine month periods ended September 30,		At and for the year ended
	2010	2009	2010	2009	December 31, 2009
Allowance for loan losses, beginning of period	$28,383	$21,965	$24,079	$11,000	$11,000
Provision for loan losses	13,100	24,000	36,600	56,175	73,400
Allowance reclassified as commercial loans held for sale valuation allowance	2,358	—	2,358	—	—
Loans charged-off
Secured by real estate
Construction, land development, and other land loans	2,187	9,799	13,759	24,232	33,873
Farmland	—	—	—	—	—
Single-family residential	581	2,432	2,023	3,354	4,060
Multifamily residential	836	2,203	1,345	4,923	5,096
Nonfarm nonresidential	5,511	4,850	10,835	6,642	10,784
Commercial and industrial	243	3,872	740	4,408	4,945
General consumer and other	632	495	1,608	1,393	2,033

Total loans charged-off	9,990	23,651	30,310	44,952	60,791
Recoveries
Secured by real estate
Construction, land development, and other land loans	10	86	293	86	32
Farmland	—	—	—	—	—
Single-family residential	16	—	96	4	5
Multifamily residential	—	79	9	79	—
Nonfarm nonresidential	2	20	201	35	79
Commercial and industrial	1	25	151	33	88
General consumer and other	175	24	578	88	266

Total recoveries	204	234	1,328	325	470

Net loans charged-off	9,786	23,417	28,982	44,627	60,321

Allowance for loan losses, end of period	$29,339	$22,548	$29,339	$22,548	$24,079

Average gross loans	$942,496	$1,121,530	$987,618	$1,143,492	$1,124,599
Ending gross loans	827,564	1,080,679	827,564	1,080,679	1,040,312
Nonaccrual loans	92,206	92,532	92,206	92,532	96,936
Net loans charged-off as a percentage of average gross loans	4.12%	8.28%	3.92%	5.22%	5.36%
Allowance for loan losses as a percentage of ending gross loans	3.55	2.09	3.55	2.09	2.31
Allowance for loan losses as a percentage of nonaccrual loans	31.82	24.37	31.82	24.37	24.84

In addition to loans charged-off in their entirety in the ordinary course of business, included within loans charged-off for the nine month period ended September 30, 2010 were $23.9 million in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell generally based on fair values from third party appraisals.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated to be potential impaired loans includes all troubled debt restructures and loans with interest reserves, as well as significant individual loans classified as doubtful or on nonaccrual status. At September 30, 2010, we had two loans totaling $2.8 million with interest reserves that, based on our analysis, were considered impaired. Of this balance, one loan totaling $1.4 million was also a troubled debt restructuring.

In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At September 30, 2010, $82.7 million of our loans evaluated individually for impairment, including commercial loans held for sale, were valued based on liquidation of collateral, $18.4 million were valued based on discounted future cash flows, and $6.3 million were valued based on a loan’s observable market price.

Generally, for larger impaired loans valued based on liquidation of collateral, current appraisals performed by Company approved third-party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications, and other observable market data) to estimate the current fair value. The estimated costs to sell the property, if not already included in the appraisal, are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

The following table summarizes the composition of impaired loans, by FDIC code at the date indicated (in thousands).

September 30, 2010
Secured by real estate
Construction, land development, and other land loans	$40,898
Farmland	—
Single-family residential	10,409
Multifamily residential	8,309
Nonfarm nonresidential	41,873
Commercial and industrial	5,889

Total impaired loans	$107,378

The following table summarizes information relative to impaired loans at the dates and for the periods indicated (in thousands).

	September 30, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses determined in accordance with FASB ASC 310	$45,097	$11,253
Other impaired loans	62,281	85,583

Total impaired loans	107,378	96,836
Less: impaired loans transferred to commercial loans held for sale	(61,711)	—

Total impaired loans in gross loans portfolio	$45,667	$96,836

Average total impaired loans calculated using a simple average	$102,580	$82,471
Related allowance for loan losses	9,081	5,250
Related valuation allowance for commercial loans held for sale	1,802	—

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year lookback period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, we also utilized a three-year lookback period at September 30, 2010 for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the September 30, 2010 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk grades and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses, at the dates indicated (in thousands).

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Allowance for loan losses allocated to
Homogenous loan pools	$20,258	$21,558	$21,429	$18,829
Loans individually evaluated for impairment	9,081	6,825	6,997	5,250

Allowance for loan losses	29,339	28,383	28,426	24,079
Valuation allowance on commercial loans held for sale allocated to
Homogenous loan pools	556	—	—	—
Loans individually evaluated for impairment	1,802	—	—	—

Valuation allowance on commercial loans held for sale	2,358	—	—	—

Aggregate allowance for loan losses	$31,697	$28,383	$28,426	$24,079

Overall, the aggregate allowance for loan losses, including the valuation allowance on commercial loans held for sale, coverage ratio increased from 2.93% to 3.45% of gross loans and commercial loans held for sale from June 30, 2010 to September 30, 2010. Based on the overall trends in our asset quality, loan portfolio, and economic factors, some of which offset one another, we believed it was appropriate for the provision for loan losses to cover net charge-offs in the third quarter 2010 and incremental specific reserves primarily on three loans individually analyzed for impairment that were added to the list in the third quarter.

Excluding commercial loans held for sale and the related valuation allowance, the allowance for loan losses increased from $28.8 million, or 2.93% of gross loans, at June 30, 2010 to $29.3 million, or 3.55% of gross loans, at September 30, 2010. The increased coverage ratio resulted from the increase in the allowance for loan losses primarily resulting from the higher allowance on loans individually evaluated for impairment and the decrease in the gross loan portfolio.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2010, by FDIC code (dollars in thousands).

	Allowance allocation	Allowance allocation	% of loans to gross loans
Secured by real estate
Construction, land development, and other land loans	$8,562	29.2%	17.2%
Farmland	5	—	0.4
Single-family residential	4,791	16.3	20.1
Multifamily residential	741	2.5	2.9
Nonfarm nonresidential	8,650	29.5	46.3
Commercial and industrial	4,527	15.4	5.4
Obligations of states and political subdivisions of the U.S.	—	—	0.1
General consumer	1,189	4.1	5.5
Credit line	219	0.8	0.5
Bankcards	655	2.2	1.4
Others	—	—	0.2

Total	$29,339	100.0%	100.0%

	Valuation allowance allocation	Valuation allowance allocation	% of loans to commercial loans held for sale
Secured by real estate
Construction, land development, and other land loans	$1,186	50.3%	24.6%
Single-family residential	6	0.3	1.7
Multifamily residential	—	—	8.8
Nonfarm nonresidential	1,166	49.4	64.9

Total	$2,358	100%	100.0%

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

We believe that the allowance for loan losses at September 30, 2010 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

Premises and equipment, net

Premises and equipment, net decreased by $1.1 million (3.8%) during the nine month period ended September 30, 2010. As part of our earnings plan to improve our overall financial performance, we reduced several perquisites, including elimination in 2010 of all bank-owned automobiles provided to officers. Bank automobiles with a net book value of $270 thousand were sold at a loss of $21 thousand during the first and second quarters of 2010.

In June 2010, we sold one vacant bank owned branch with a net book value of $46 thousand at a gain of $14 thousand. At September 30, 2010, another vacant branch facility with a net book value of $259 thousand is listed for sale and included within the Other assets financial statement line item in the Consolidated Balance Sheets.

Goodwill

Goodwill of $3.7 million resulted from past business combinations from 1988 through 1999. We perform our annual impairment testing as of June 30 each year. However, due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed an impairment test of our goodwill at September 30, 2010.

Our common stock is not listed on an exchange or any over-the-counter service. Thus, there is currently no public trading market of our common stock, and private trading of our common stock has been limited. In addition, buyers and sellers may privately negotiate transactions in our common stock for which we are not aware of the traded price. Since there is not an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Accordingly, we determine the value of our common stock based on the last five trades of the stock facilitated by the Company through the Private Trading System on our website.

While there were trades in our common stock in the first and second quarters of 2010 through the Private Trading System, there were not any trades through the Private Trading System since the announcement of the Private Placement in May 2010. The Private Placement was consummated on October 7, 2010 pursuant to which the Company issued 39,975,980 million shares of common stock at $2.60 per share. This per share issue price was negotiated by the Company at arm’s length with the investors and was supported by a fairness opinion from the investment banking firm engaged by the Company’s Board of Directors, including a comparison to common stock prices as a percentage of book value for publicly traded banks with similar asset quality and financial condition of the Company, and in comparison to recent merger and acquisition transactions. Accordingly, since the Private Placement was consummated prior to the issuance of our September 30, 2010 financial statements, we believe it was appropriate to consider the $2.60 issue price in our goodwill impairment evaluation at September 30, 2010.

The first step of the goodwill impairment evaluation was performed by comparing the fair value of our reporting unit with its carrying amount, including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The evaluation at September 30, 2010 indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a third quarter noncash charge of $3.7 million, eliminating the goodwill as an asset on the Company’s Consolidated Balance Sheet. This charge had no effect on the liquidity, regulatory capital, or daily operations of the Company and was recorded as a component of noninterest expense on the Consolidated Statement of Income (Loss).

No impairment loss was recognized at December 31, 2009.

Deferred Tax Asset

As of September 30, 2010, net deferred tax assets totaling $13.2 million are recorded in the Company’s Consolidated Balance Sheet. As of that date, we determined that $351 thousand of our net deferred tax assets are realizable based primarily on an available refund from net operating loss carryback against income taxes previously paid in 2008, and $12.8 million is supported by tax planning strategies and projections of future taxable income. Accordingly, no valuation allowance is recorded against net deferred tax assets as of September 30, 2010.

In addition, the Private Placement consummated on October 7, 2010 is considered a change in control under the Internal Revenue Service rules. Accordingly, with the assistance of third party specialists we are in the process of determining the fair values of our assets for purposes of evaluating any potential limitations or deferrals of our ability to utilize in the future the net operating losses incurred through the consummation date and / or any built in losses as of the consummation date. Any such limitation or deferrals could result in the need to record a valuation allowance against all or a portion of our deferred tax assets. We expect to have our analysis completed in the fourth quarter 2010.

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

The following table summarizes our traditional deposit composition at the dates indicated (dollars in thousands).

	September 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$150,707	12.6%	$142,609	11.7%
Interest-bearing transaction deposit accounts	282,224	23.5	307,258	25.3

Transaction deposit accounts	432,931	36.1	449,867	37.0
Money market deposit accounts	144,706	12.1	119,082	9.8
Savings deposit accounts	49,335	4.1	40,335	3.3
Time deposit accounts	572,882	47.7	605,630	49.9

Total traditional deposit accounts	$1,199,854	100.0%	$1,214,914	100.0%

In March 2010, we introduced a new checking accounting, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking features and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a monthly fee of $5, which is reduced by $0.50 each time account holders uses their debit card. Thus, ten debit card transactions per month results in no monthly fee to the account holders. However, the Company earns a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit rental for a period of time, and comes with a membership rewards program that provides purchase discounts to the account holders for items such as airfare, car rental and hotel, and every day savings at a wide variety of national and local retailers and entertainment companies. As of September 30, 2010, the aggregate current balance of new and converted MyPal checking accounts totaled $8.6 million.

The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time account holders use their debit cards. The Company initially matched each $1 transfer with $1 for the first six months. Effective October 1, 2010, the match was reduced to $.10. The maximum match is $250 per year. The Smart Savings account is also interest-bearing. As of September 30, 2010, the aggregate current balance of Smart Savings accounts totaled $3.9 million.

We have also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We are also revising our existing fees (some increases and some decreases) and eliminating existing fees or implementing new fees based on our analysis of our fee structure in relation to our costs and competitor fees, with various implementation dates generally between October 1, 2010 and March 31, 2011.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. The results of this proposed legislation may impact our interchange income from debit card transactions in the future.

During the first and second quarters of 2010, we conducted targeted deposit growth and retention campaigns related to maturing certificates of deposit and to attract new deposits. The certificate of deposit (“CD”) campaigns included CDs with various maturities ranging from 6 months to 60 months, as well as 15, 20, and 36 month step-up add-on CDs that allow holders to reset their interest rate up to one, two and three times, respectively, over the life of the CD and to add to the CDs over their lives. These CD campaigns ended on June 30, 2010. From January 1, 2010 through June 30, 2010, these campaigns resulted in the retention of existing CDs and generation of new CDs totaling $258.1 million. However, due primarily to maturing CDs that were not retained, through October 27, 2010 total traditional deposit accounts, and as a result our cash, decreased $18.2 million from December 31, 2009. In general, this CD runoff was expected as part of our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrink our higher priced deposit base given the decline in the loan portfolio.

At September 30, 2010, traditional deposit accounts as a percentage of liabilities were 90.1% compared with 89.3% at December 31, 2009. Interest-bearing deposits decreased $23.2 million during the nine month period ended September 30, 2010, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $8.1 million during the same period. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, we are voluntarily participating in the FDIC’s Transaction Account Guarantee Program. Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010. We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program is enhancing our ability to retain customer deposits.

During 2010, three South Carolina banks, including one located in our geographic market, have been taken into receivership by the FDIC. To date, we have not experienced any significant impact from these events.

Borrowing Activities

During the nine month period ended September 30, 2010, borrowings as a percentage of total liabilities decreased from 10.0% at December 31, 2009 to 8.8% at September 30, 2010.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	September 30, 2010		December 31, 2009
	Total	% of total	Total	% of total
Retail repurchase agreements	$20,819	17.8%	$15,545	11.5%

Commercial paper	—	—	19,061	14.0

Total nontraditional deposit accounts	20,819	17.8	34,606	25.5

FHLB borrowings	96,000	81.9	101,000	74.5

Total wholesale funding	96,000	81.9	101,000	74.5

Convertible debt	380	0.3	—	—

Total convertible debt	380	0.3	—	—

Total borrowed funds	$117,199	100.0%	$135,606	100.0%

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

FHLB Borrowings. The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$121,658	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	50,003	26,791
Available lendable cash collateral value to serve against FHLB advances and letters of credit	5,000	—
Advances and letters of credit
FHLB advances	(96,000)	(101,000)
Letters of credit	(50,000)	(50,000)
Excess / (deficiency)	6,361	55

The following table summarizes FHLB borrowings at September 30, 2010 (dollars in thousands). Our FHLB advances do not have embedded call options.

						Total
Borrowing balance	$19,000	$30,000	$30,000	$5,000	$12,000	$96,000
Interest rate	0.63%	1.34%	2.89%	3.61%	0.45%	1.69%
Maturity date	1/7/2011	1/18/2011	3/7/2011	4/2/2013	4/4/2011

In January 2010, we were notified by the FHLB that we are able to rollover existing advances as they mature; however, the FHLB will not allow incremental borrowings until our financial condition improves.

Federal Reserve Discount Window. The maximum maturity for potential borrowings is overnight. Any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests. We had no outstanding borrowings from the Federal Reserve at December 31, 2009 or September 30, 2010.

Federal Funds Accommodations. At September 30, 2010, we had access to federal funds funding from a correspondent bank. Our federal funds accommodation line is secured by U.S. Treasury and federal agencies securities. The following table summarizes our federal funds funding utilization and availability at the dates indicated (in thousands).

	September 30, 2010	December 31, 2009
Authorized federal funds funding accomodations	$5,000	$5,000
Utilized federal funds funding accomodations	—	—

Available federal funds funding accomodations	$5,000	$5,000

This federal funds funding source may be canceled at any time at the correspondent bank’s discretion.

Convertible Debt. In March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bore interest at 10% per year payable quarterly, had a stated maturity of March 31, 2015, were prepayable by the Company at any time at the discretion of the Board of Directors, and were mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. As of September 30, 2010, interest of $19 thousand had been accrued but not paid. Upon the consummation of the Private Placement on October 7, 2010, the principal balances of the outstanding convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

Capital

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended September 30,				At and for the nine month periods ended September 30,
	2010		2009		2010		2009
Total shareholders’ equity	$49,374		$88,266		$49,374		$88,266
Average shareholders’ equity	62,832		102,298		70,011		112,981
Shareholders’ equity as a percentage of assets	3.58%		6.19%		3.58%		6.19%
Average shareholders’ equity as a percentage of average assets	4.51		6.99		5.08		7.90
Cash dividends per common share	$—		$—		$—		$0.06
Dividend payout ratio	n/a	%	n/a	%	n/a	%	(1.30)%

The following table summarizes activity impacting shareholders’ equity for the period indicated (in thousands).

At and for the nine month period ended September 30, 2010

Total shareholders’ equity, beginning of period	$75,015
Additions to shareholders’ equity during period
Change in accumulated other comprehensive loss due to investment securities available for sale	1,694
Common stock issued pursuant to restricted stock plan	248
Compensation expense related to stock option plan	21

Total additions to shareholders’ equity during period	1,963
Reductions in shareholders’ equity during period
Net loss	(27,604)

Total reductions in shareholders’ equity during period	(27,604)

Total shareholders’ equity, end of period	$49,374

Accumulated Other Comprehensive Income (Loss). The following table summarizes the components of accumulated other comprehensive income (loss), net of tax impact, at the dates and for the periods indicated (in thousands).

	Impact of FASB ASC 715	Impact of curtailment	Total impact of defined benefit pension plan	Impact of investment securities available for sale	Total
Accumulated other comprehensive income (loss), after income tax impact, December 31, 2008	$(6,126)	$1,630	$(4,496)	$(1,621)	$(6,117)
Accumulated other comprehensive income, before income tax impact	—	—	—	3,469	3,469
Income tax expense	—	—	—	(993)	(993)

Accumulated other comprehensive income, after income tax impact	—	—	—	2,476	2,476

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2009	$(6,126)	$1,630	$(4,496)	$855	$(3,641)

Accumulated other comprehensive income (loss), after income tax impact, December 31, 2009	$(8,896)	$1,630	$(7,266)	$306	$(6,960)
Accumulated other comprehensive income, before income tax impact	—	—	—	2,731	2,731
Income tax expense	—	—	—	(1,037)	(1,037)

Accumulated other comprehensive income, after income tax impact	—	—	—	1,694	1,694

Accumulated other comprehensive income (loss), after income tax impact, September 30, 2010	$(8,896)	$1,630	$(7,266)	$2,000	$(5,266)

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

On May 25, 2010 (and as amended on June 8, 2010 and September 22, 2010), the Company entered into the Investment Agreements with institutional investors, pursuant to which on October 7, 2010, the investors purchased $103.9 million of shares of the Company’s common stock at $2.60 per share. Pursuant to the Investment Agreements, the Company appointed three designees of the investors to the Company’s Board of Directors effective October 12, 2010. These three designees are also expected to be appointed to the Board of Directors of the Bank upon non-objection determination from the FDIC. In addition, the investors have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s shareholders as of the close of business on October 6, 2010. A registration statement was filed with the SEC on October 8, 2010 for the offering of up to $10 million of shares of the Company’s common stock at $2.60 per share solely to the Company’s shareholders as of October 6, 2010. These shareholders will have 30 days from the effective date of the registration statement to purchase shares of the Company’s common stock. The foregoing information does not constitute an offer to sell or the solicitation of an offer to buy shares of the Company’s common stock.

The Private Placement was conditioned upon, among other things, the Company’s shareholders’ approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share, the Company’s representations and warranties contained in the Investment Agreements being true and correct in all material respects on the closing date, and the investors receiving all required regulatory approvals and determinations.

At the Company’s annual shareholder meeting on August 6, 2010 the shareholders approved the two amendments to the Amended and Restated Articles of Incorporation. In addition, on September 22, 2010, the Company received the necessary regulatory approval from the Federal Reserve. On October 7, 2010, the Private Placement was consummated and the Company issued 39,975,980 common shares at $2.60 per share and contributed $94 million to the Bank. As a result, the Company’s and the Bank’s capital adequacy ratios now exceed the minimum capital adequacy ratios to be categorized as “well capitalized” and those required by the Consent Order for the Bank.

Dividends. The following table summarizes key dividend information at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three month periods ended September 30,				At and for the nine month periods ended September 30,
	2010		2009		2010		2009
Cash dividends per common share	$—		$—		$—		$0.06
Cash dividends declared and paid	—		—		—		389
Dividend payout ratio	n/a	%	n/a	%	n/a	%	(1.30)%

The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, since our total risk-based capital ratio at September 30, 2010 was below the well-capitalized regulatory minimum threshold, payment of a dividend on the common stock of the Bank requires prior notification and non-objection from the FDIC. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

As previously described, in March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand. The proceeds from this issuance, along with other cash of the Company, were contributed to the Bank as a capital contribution. Upon the consummation of the Private Placement, the principal balances of the outstanding convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

Our total risk-based capital ratio, Tier 1 leverage ratio, and Tier 1 risk-based capital ratio were below the well-capitalized regulatory minimum threshold of 10%, 5%, and 6%, respectively, at September 30, 2010. As a result, although we had none at or since September 30, 2010, we may not accept brokered deposits unless a waiver is granted by the FDIC. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010 we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

In addition, as a result of the Private Placement, as of October 7, 2010 the Company’s and the Bank’s capital adequacy ratios exceed the minimum capital adequacy ratios to be categorized as “well capitalized”.

The balance of net deferred income tax assets at September 30, 2010 represented tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of September 30, 2010, we evaluated whether it was more likely than not that the net deferred tax assets could be supported as realizable, given the financial results for the year. Based on this evaluation, as described in more detail in Part I. – Financial Information, Item 2. Financial Condition, Deferred Tax Asset, included elsewhere in this item, no valuation allowance was recorded for financial reporting purposes at September 30, 2010. However, of our total deferred tax asset of $13.2 million that was not realizable through the carryback period at September 30, 2010, $12.8 million was disallowed for regulatory capital purposes due to a statutorily defined regulatory limitation on the period for which future taxable income estimates may be considered.

See Part I. Financial Information, Item 1. Financial Statements, Note 18 contained herein for additional disclosures regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, including the pro-forma capital ratios for each entity reflecting the consummation of the Private Placement on October 7, 2010. Other than the consummation of the Private Placement, since September 30, 2010, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s capital category other than as reported in this Quarterly Report on Form 10-Q.

Basel III. Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.

Outstanding Equity. We currently have authorized common stock and preferred stock of 75 million and 2.5 million shares, respectively. In the Private Placement, 39,975,980 shares of common stock were issued on October 7, 2010, resulting in remaining authorized but unissued common shares of 28,382,745 at October 7, 2010.

Government Financing. We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 based on our evaluation of the merits of the program at that time.

On September 27, 2010, the Small Business Jobs and Credit Act was signed into law which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. We are currently evaluating the merits of this program and whether we are eligible to participate and, if so, whether we will participate.

With respect to any other potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position at that time, the cost to the Company of alternative capital at that time, and the Company’s strategy at that time for the use of additional capital, to determine whether it is prudent to participate.

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

One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on the NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. We are currently evaluating the listing requirements to be listed on the NASDAQ, and no assurances can be provided at this time that we will meet such listing requirements.

Board of Directors and Governance. During 2009, as part of our ongoing self-assessment process, management and the Board of Directors focused on their governance roles and processes to improve the risk management oversight of the Company, refine the roles and responsibilities of the Board of Directors and Board committees, and to support an overall healthy corporate culture. The Board performed a self-assessment facilitated by an external consultant including comparisons to best practices from recognized authorities such as the Business Roundtable, CalPERS, and the national stock exchanges. The Board also reviewed the Company’s Articles of Incorporation and Bylaws and updated them to fit the current and future size, structure, and business activities of the Company. Also, during 2009 and 2010, management refined its performance evaluation process with a more detailed focus on roles and responsibilities and related accountabilities.

As a condition of the Private Placement, the Company appointed three designees from two specific institutional investors to serve on the Board of Directors of the Company effective October 12, 2010. These three designees are also expected to be appointed to the Board of Directors of the Bank upon a non-objection determination from the FDIC. Based on terms of the Private Placement the Board of Directors of the Company was reduced to 11 directors, including the three new investor designees, immediately following the consummation of the Private Placement. The changes in the Boards of Directors were reported on a Current Report on Form 8-K filed with the SEC on October 18, 2010.

The Dodd-Frank Act. As previously reported, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. This new legislation makes extensive changes to the laws regulating financial products and services as well as firms and companies offering financial products and services. The legislation requires substantial rulemaking and mandates numerous additional studies, the results of which could impact future legislative and regulatory action.

While we are evaluating the specific impact this new legislation will have on our current and future operations, we have identified several areas of operation that will be affected. For example, the Dodd-Frank Act amends the manner for calculating the assessment base for deposit insurance premiums paid to the FDIC. The legislation also requires the federal banking agencies to issue new rules to implement new minimum leverage and risk-based capital requirements for insured depository institutions.

In addition, the Dodd-Frank Act establishes the Consumer Financial Protection Bureau (the “Bureau”) as a new, independent federal agency, which will have broad rulemaking, supervisory, and enforcement authority over financial institutions providing consumer financial products and services. Examples of such products and services include deposit products, residential mortgages, home-equity loans, and credit cards. Under the Dodd-Frank Act, states are permitted to adopt more stringent consumer protection laws, and state attorneys general can enforce those laws as well as consumer protection rules issued by the Bureau.

Liquidity

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

Liquidity resources and balances at September 30, 2010 contained herein are an accurate depiction of our activity during the period and, except as noted, have not materially changed to date.

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

Third Quarter 2010 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three month periods ended September 30,		Dollar variance	Percent variance
	2010	2009
Interest income
Interest earned on cash and cash equivalents	$143	$96	$47	49.0%
Dividends paid on FHLB stock	7	12	(5)	(41.7)
Interest earned on investment securities available for sale	781	1,395	(614)	(44.0)
Interest and fees earned on loans	12,925	15,543	(2,618)	(16.8)

Total interest income	13,856	17,046	(3,190)	(18.7)
Interest expense
Interest paid on deposits	3,451	5,014	(1,563)	(31.2)
Interest paid on retail repurchase agreements	16	16	—	—
Interest paid on commercial paper	—	16	(16)	(100.0)
Interest paid on other short-term borrowings	—	2	(2)	(100.0)
Interest paid on FHLB borrowings	412	482	(70)	(14.5)
Other	9	—	9	100.0

Total interest expense	3,888	5,530	(1,642)	(29.7)

Net interest income	9,968	11,516	(1,548)	(13.4)
Provision for loan losses	13,100	24,000	(10,900)	(45.4)

Net interest expense after provision for loan losses	(3,132)	(12,484)	9,352	(74.9)

Noninterest income
Service charges on deposit accounts, net	1,787	2,101	(314)	(14.9)
Fees for trust and investment management and brokerage services	585	555	30	5.4
Mortgage-banking	1,193	613	580	94.6
Automatic teller machine	321	379	(58)	(15.3)
Merchant services	10	283	(273)	(96.5)
Investment securities gains	1	—	1	100.0
Other	499	613	(114)	(18.6)

Total noninterest income	4,396	4,544	(148)	(3.3)
Noninterest expense
Salaries and other personnel	6,236	6,299	(63)	(1.0)
Occupancy	1,226	1,196	30	2.5
Furniture and equipment	1,068	865	203	23.5
Loss on disposition of premises and equipment	29	9	20	222.2
FDIC deposit insurance assessment	1,776	712	1,064	149.4
Mortgage-servicing rights portfolio amortization and impairment	209	289	(80)	(27.7)
Marketing	383	215	168	78.1
Real estate acquired in settlement of loans writedowns and expenses	5,490	1,470	4,020	273.5
Goodwill impairment	3,691	—	3,691	100.0
Other	2,515	2,944	(429)	(14.6)

Total noninterest expense	22,623	13,999	8,624	61.6

Net loss before benefit for income taxes	(21,359)	(21,939)	580	(2.6)
Benefit for income taxes	(7,580)	(7,764)	184	(2.4)

Net loss	$(13,779)	$(14,175)	$396	(2.8)%

Common and per share data
Net loss - basic	$(2.13)	$(2.20)	$0.06
Net loss - diluted	(2.13)	(2.20)	0.06
Cash dividends	—	—	—
Book value	7.60	13.63	(6.03)
Weighted average common shares outstanding - basic	6,455,598	6,450,090
Weighted average common shares outstanding - diluted	6,455,598	6,450,090

Summary

Historically, our earnings were driven primarily by a high net interest margin which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the reduction of 500 to 525 basis points in interest rates by the Federal Reserve in 2007 and 2008, we have become much more focused on increasing our noninterest income and managing expenses. In addition, we are realigning our lending focus to originate higher yielding loan portfolio segments with lower historical loss rates. To accelerate efforts to improve our earnings, we also engaged external strategic consulting firms in 2010 which specialize in assessment of banking products and services, revenue enhancements, and efficiency reviews.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At September 30, 2010, loans aggregating $217.5 million had interest rate floors, of which $201.7 million had floors greater than or equal to 5%. In June and July 2010, we began loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, we have also borrowed longer-term advances from the FHLB and extended maturities on certain CD specials to lock in the current low interest rates.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We have also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We are also revising our existing fees and implementing new fees, with various implementation dates generally between October 1, 2010 and March 31, 2011.

•

Regarding noninterest expenses, we have identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and 2010 and are continuing to review other expense areas for additional reductions, including with assistance from a consulting firm that specializes in process and efficiency reviews. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

Lastly, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $550 thousand, net of transaction fees, for the nine month period ended September 30, 2010.

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

During the second half of 2008 and continuing in 2009 and 2010, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income totaled $10.0 million for the three month period ended September 30, 2010 compared with $11.5 million for the three month period ended September 30, 2009. Overall, interest income has been negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008. In response, we have refined the type of loan and deposit products we prefer to pursue taking into consideration the yields earned and rates paid and are exercising more discipline in our loan and deposit interest rate levels. We have also implemented interest rate floors on loans. At September 30, 2010, loans aggregating $217.5 million had interest rate floors, of which $201.7 million had floors greater than or equal to 5%.

•	Higher level of loans placed in nonaccrual status during the period; foregone interest on nonaccrual loans for the three month period ended September 30, 2010 totaled $962 thousand.

•

Maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $1.2 million for the three month period ended September 30, 2010 when compared with investing these funds at the average yield of 2.34% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement on October 7, 2010, we have begun redeploying this cash balance into investment securities and are evaluating the potential to repay FHLB advances as they come due in 2011.

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

	For the three month period ended September 30,
	2010			2009
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$235,992	$143	0.24%	$146,527	$96	0.26%
FHLB stock	6,832	7	0.41	6,154	12	0.77
Investment securities available for sale, taxable (1)	89,942	426	1.88	67,785	992	5.81
Investment securities available for sale, nontaxable (1)	42,281	355	3.33	47,592	403	3.36
Loans (2)	945,312	12,925	5.42	1,126,812	15,543	5.47

Total interest-earning assets	1,320,359	13,856	4.16	1,394,870	17,046	4.85

Noninterest-earning assets
Cash and cash equivalents	11,596			12,416
Allowance for loan losses	(25,093)			(21,598)
Premises and equipment, net	29,174			29,697
Goodwill, net	3,649			3,688
Accrued interest receivable	4,287			4,705
Real estate acquired in settlement of loans	25,534			17,703
Income tax refund receivable	4,752			—
Other	19,771			21,365

Total noninterest-earning assets	73,670			67,976

Total assets	$1,394,029			$1,462,846

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$285,175	$65	0.09%	$311,554	$79	0.10%
Money market deposit accounts	148,474	178	0.48	116,690	145	0.49
Savings deposit accounts	47,854	36	0.30	42,435	35	0.33
Time deposit accounts	570,419	3,172	2.21	617,044	4,755	3.06

Total interest-bearing deposits	1,051,922	3,451	1.30	1,087,723	5,014	1.83
Retail repurchase agreements	24,430	16	0.26	24,686	16	0.26
Commercial paper (Master notes)	(1)	—	—	26,124	16	0.24
Other short-term borrowings	1	—	—	1,386	2	0.57
FHLB borrowings	95,997	412	1.70	82,000	482	2.33
Convertible debt	380	9	9.40	—	—	—

Total interest-bearing liabilities	1,172,729	3,888	1.32	1,221,919	5,530	1.80
Noninterest-bearing liabilities
Noninterest-bearing deposits	144,780			132,126
Accrued interest payable	1,608			2,313
Other	12,080			4,190

Total noninterest-bearing liabilities	158,468			138,629

Total liabilities	1,331,197			1,360,548
Shareholders’ equity	62,832			102,298

Total liabilities and shareholders’ equity	$1,394,029			$1,462,846

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$9,968	3.00%		$11,516	3.28%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the federal funds interest rate from December 31, 2008 through September 30, 2010.

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

	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$54	$(6)	$48
FHLB stock	1	(7)	(6)
Investment securities available for sale	246	(860)	(614)
Loans	(2,483)	(135)	(2,618)

Total interest income	$(2,182)	$(1,008)	$(3,190)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(7)	$(7)	$(14)
Money market deposit accounts	38	(5)	33
Savings deposit accounts	4	(3)	1
Time deposit accounts	(338)	(1,245)	(1,583)

Total interest paid on deposits	(303)	(1,260)	(1,563)
Retail repurchase agreements	—	—	—
Commercial paper	(8)	(8)	(16)
Other short-term borrowings	(2)	—	(2)
FHLB borrowings	120	(190)	(70)
Convertible debt	9	—	9

Total interest expense	$(184)	$(1,458)	$(1,642)

Net interest income	$(1,998)	$450	$(1,548)

Absent the significant impact of impaired loans during the three month period ended September 30, 2010, the change in loans due to volume and the change due to rate for the three month period ended September 30, 2010 compared with the three month period ended September 30, 2009 was ($4.7) million and $2.1 million, respectively.

Provision for Loan Losses

Provision for loan losses decreased from $24.0 million during the three month period ended September 30, 2009 to $13.1 million for the three month period ended September 30, 2010. See Part I. – Financial Information, Item 2. Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three month periods ended September 30,
	2010	2009
Service charges on deposit accounts, net	$1,787	$2,101
Fees for trust and investment management and brokerage services	585	555
Mortgage-banking	1,193	613
Automatic teller machine	321	379
Merchant services	10	283
Investments securities gains	1	—
Other	499	613

Total noninterest income	$4,396	$4,544

Service Charges on Deposit Accounts, Net. Net service charges, annualized, on deposit accounts comprise a significant component of noninterest income totaling 1.6% and 1.9% of average transaction deposit accounts for the three month periods ended September 30, 2010 and September 30, 2009, respectively. The decrease in service charges on deposit accounts, net is attributed to a decrease in overdraft fees resulting from a $100 free overdraft limit included with the new MyPal account that we began offering in March 2010, a change in customer behavior from their increased awareness of overdraft fees such that the number of transactions that would otherwise result in overdrafts has been reduced, and the customers with historical overdraft transactions who did not opt in to overdraft protection as required by Regulation E.

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

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010 for new customers and August 15, 2010 for existing customers, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees. To continue to have overdraft services available to those customers who desired to have this services, we were proactive in encouraging our deposit customers to opt-in to overdraft protection. To date, 86% of our customers who have previously utilized overdraft features have opted-in to overdraft protection. At this time, we do not yet know if the implementation of Regulation E will result in a sustained reduction in our services charges.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights. Mortgage loans serviced for the benefit of others amounted to $425.5 million and $426.6 million at September 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three month periods ended September 30,
	2010	2009
Mortgage-servicing fees	$236	$246
Gain on sale of mortgage loans held for sale	345	398
Derivative loan commitment income	39	136
Forward sales commitment income (loss)	456	(252)
Other	117	85

Total mortgage-banking income	$1,193	$613

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.22%	0.23%

Mortgage-banking income increased $580 thousand (94.6%) from the three month period ended September 30, 2009 to the three month period ended September 30, 2010. Derivative loan commitment income and forward sales commitment income increased $611 thousand over the same periods. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we entered into the commitment to originate / sell the loans and the valuation date.

Merchant Services. Merchant services income decreased $273 thousand from the three month period ended September 30, 2009 to the same period 2010 as a result of our execution of the referral and services agreement with Global Direct in March 2010. As previously described, we are critically evaluating each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we entered into a referral and services agreement with Global Direct related to our merchant services business. Under the agreement, Global Direct will provide services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services, and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer customers that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct.

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified over $2.5 million of specific noninterest expense reductions to be realized in 2009 and 2010 and are continuing to review other expense areas for additional reductions. Examples include freezing most employee salaries effective May 1, 2009, eliminating the remaining officer cash incentive plan awards under the corporate incentive plan for 2009, reducing our Saturday banking hours from 2:00 p.m. to noon in September 2009, converting some branch office hours on Saturdays to drive thru only in October 2010, reducing marketing expenses, reducing corporate contributions to not-for-profit organizations, reducing officer perquisites, elimination in 2010 of all bank-owned automobiles provided to officers, reduction in coverage for annual physical examinations for officers, elimination in 2010 of Company paid life insurance premiums for certain officers, and termination of officer participation in the Supplemental Executive Retirement Plan.

With the assistance from a third party consulting firm, we also reviewed our Retail Banking network in March through June 2010 and are implementing process improvements and other recommendations that we believe will result in reduced expenses. In September 2010, with assistance from the same consulting firm, we began a comprehensive review of our lending process that we believe will similarly result in efficiency improvements and cost savings. Savings have also been realized resulting from implementing more advanced technology and other process improvements. These expense reductions will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets. We continue to review other expense areas for additional reduction opportunities.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three month periods ended September 30,
	2010	2009
Salaries and other personnel	$6,236	$6,299
Occupancy	1,226	1,196
Furniture and equipment	1,068	865
Loss on disposition of premises and equipment	29	9
FDIC deposit insurance assessment	1,776	712
Mortgage-servicing rights portfolio amortization and impairment	209	289
Marketing	383	215
Real estate acquired in settlement of loans writedowns and expenses	5,490	1,470
Goodwill impairment	3,691	—
Other	2,515	2,944

Total noninterest expense	$22,623	$13,999

Salaries and Other Personnel. Salaries and other personnel expense decreased $63 thousand (1.0%) from the three month period ended September 30, 2009 to same period of 2010. Full-time equivalent employees were 392 and 408 at September 30, 2010 and 2009, respectively.

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $1.1 million from the three month period ended September 30, 2009 to the same period of 2010. For the three month period ended September 30, 2010, the FDIC’s general assessment rates increased compared to the same period of 2009. The increase in the general assessment was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our capital classification being below well-capitalized. With the consummation of the Private Placement on October 7, 2010 and the resulting change in the Bank’s capital classification to well-capitalized, we project that our FDIC insurance premiums will be reduced by approximately $389 thousand beginning in the fourth quarter of 2010 based on the same levels of deposits.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization and impairment of the mortgage-servicing rights portfolio decreased $80 thousand (27.7%) from the three month period ended September 30, 2009 to the same period of 2010. During 2007 and 2008, the Federal Reserve decreased rates by 500 to 525 basis points. During the three month period ended September 30, 2009, this decline in interest rates resulted in an increase in loan prepayments and, therefore, increased amortization within the mortgage-servicing rights portfolio. Loan prepayments were significantly lower in the quarter ended September 30, 2010.

Marketing. Marketing expense increased $168 thousand (78.1%) from the three month period ended September 30, 2009 to the same period of 2010, primarily due to promotional efforts related to our new MyPal checking and Smart Savings deposit accounts introduced in March 2010 and increased marketing related to mortgage and small business.

Real Estate Acquired in Settlement of Loans Writedowns and Expenses. Real estate acquired in settlement of loans writedowns and expenses increased $4.0 million from the three month period ended September 30, 2009 to the same period of 2010. Based on currently available valuation information primarily from third party appraisals, the carrying value of these assets is written down to their fair value less estimated costs. Writedowns on seven such properties resulted in a provision charged to expense of $4.4 million. Of the total writedowns recorded during the three month period ended September 30, 2010, 79% related to these seven properties. The continued high level of writedowns is due to receipts of contracts and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees, and other carrying costs on foreclosed properties.

Goodwill impairment. Goodwill impairment of $3.7 million was recognized during the three month period ended September 30, 2010. As described in Part I. – Financial Information, Item 2. Financial Condition, Goodwill, we performed an impairment test of our goodwill at September 30, 2010. This evaluation indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a third quarter noncash charge of $3.7 million, eliminating the entire balance of the goodwill on the Company’s Consolidated Balance Sheet. This charge had no effect on the liquidity, regulatory capital, or daily operations of the Company.

Other. Other noninterest expense remained relatively unchanged over the three month periods ended September 30, 2009 and 2010.

Included as branch closure expense within this financial statement line item are the expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold. Two operating leases with total monthly payments of approximately $9 thousand expired during 2010 through September 30, 2010 and will result in a reduction in branch facilities expense going forward. In June 2010, we sold one vacant bank owned branch with a net book value of $46 thousand at a slight gain.

Also included within this financial statement line item for the three month period ended September 30, 2010 was the provision for loss on unfunded commitments. Due to an increase in historical loss factors from June 30, 2010 to September 30, 2010, the provision for loss on unfunded commitments increased the reserve by $9 thousand for the three month period ended September 30, 2010. Commitments have fixed expiration dates and most of our commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors, including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and therefore the total commitment amounts do not necessarily represent potential credit exposure. In general the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of $21.4 million for the three month period ended September 30, 2010, we recognized an income tax benefit of $7.6 million for the period. During the three month period ended September 30, 2009, we recognized an income tax benefit of $7.8 million on pretax net loss of $21.9 million. Our effective tax rate was 35.5% for the three month period ended September 30, 2010 and 35.4% for the three month period ended September 30, 2009.

As described in Part I. – Financial Information, Item 2. Financial Condition, Deferred Tax Asset, we have not recorded a valuation allowance against our deferred tax asset at September 30, 2010 based primarily on projections of future taxable income over the next five years. If our actual financial results do not result in taxable income in the amounts projected, we may be required to record a valuation allowance against our deferred tax asset which would increase our reported net loss.

In addition, the Private Placement consummated on October 7, 2010 is considered a change in control under the Internal Revenue Service rules. Accordingly, with the assistance of third party specialists we are in the process of determining the fair values of our assets for purposes of evaluating any potential limitations or deferrals of our ability to utilize in the future the net operating losses incurred through the consummation date and / or any built in losses as of the consummation date. Any such limitation or deferrals could result in the need to record a valuation allowance against all or a portion of our deferred tax assets which would increase our reported net loss. We expect to have our analysis completed in the fourth quarter 2010.

Year-to-Date Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine month
	periods ended September 30,		Dollar	Percent
	2010	2009	variance	variance
Interest income
Interest earned on cash and cash equivalents	$298	$134	$164	122.4%
Dividends paid on FHLB stock	16	12	4	100.0
Interest earned on investment securities available for sale	2,770	4,409	(1,639)	(37.2)
Interest and fees earned on loans	40,101	45,947	(5,846)	(12.7)

Total interest income	43,185	50,502	(7,317)	(14.5)
Interest expense
Interest paid on deposits	10,288	14,929	(4,641)	(31.1)
Interest paid on retail repurchase agreements	43	43	—	—
Interest paid on commercial paper	21	45	(24)	(53.3)
Interest paid on other short-term borrowings	—	32	(32)	(100.0)
Interest paid on FHLB borrowings	1,313	1,291	22	1.7
Other	19	—	19	100.0

Total interest expense	11,684	16,340	(4,656)	(28.5)

Net interest income	31,501	34,162	(2,661)	(7.8)
Provision for loan losses	36,600	56,175	(19,575)	(34.8)

Net interest expense after provision for loan losses	(5,099)	(22,013)	16,914	(76.8)

Noninterest income
Service charges on deposit accounts, net	5,764	6,057	(293)	(4.8)
Fees for trust and investment management and brokerage services	1,971	1,665	306	18.4
Mortgage-banking	2,190	2,723	(533)	(19.6)
Automatic teller machine	945	1,014	(69)	(6.8)
Merchant services	905	833	72	8.6
Investment securities gains	9	2	7	350.0
Other	1,613	1,783	(170)	(9.5)

Total noninterest income	13,397	14,077	(680)	(4.8)
Noninterest expense
Salaries and other personnel	18,675	18,432	243	1.3
Occupancy	3,545	3,267	278	8.5
Furniture and equipment	2,962	2,640	322	12.2
Loss on disposition of premises and equipment	37	85	(48)	(56.5)
FDIC deposit insurance assessment	3,472	2,538	934	36.8
Mortgage-servicing rights portfolio amortization and impairment	597	1,039	(442)	(42.5)
Marketing	1,128	900	228	25.3
Real estate acquired in settlement of loans writedowns and expenses	9,052	1,544	7,508	486.3
Goodwill impairment	3,691	—	3,691	100.0
Other	8,158	8,213	(55)	(0.7)

Total noninterest expense	51,317	38,658	12,659	32.7

Net loss before benefit for income taxes	(43,019)	(46,594)	3,575	(7.7)
Benefit for income taxes	(15,415)	(16,562)	1,147	(6.9)

Net loss	$(27,604)	$(30,032)	$2,428	(8.1)%

Common and per share data
Net loss - basic	$(4.28)	$(4.66)	$0.38
Net loss - diluted	(4.28)	(4.66)	0.38
Cash dividends	—	0.06	(0.06)
Book value	7.60	13.63	(6.03)
Weighted average common shares outstanding - basic	6,455,598	6,449,621
Weighted average common shares outstanding - diluted	6,455,598	6,449,621

Net Interest Income

Net interest income totaled $31.5 million for the nine month period ended September 30, 2010 compared with $34.2 million for the nine month period ended September 30, 2009. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. Foregone interest on nonaccrual loans for the nine month period ended September 30, 2010 totaled $3.2 million. The net interest margin was also negatively impacted by retaining at the Federal Reserve a higher level of cash, primarily from loan and security repayments, for which we earn a 25 basis points yield. The net interest margin remained relatively unchanged at 3.33% during the nine month period ended September 30, 2009 and 3.23% during the same period of 2010.

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

	For the nine month period ended September 30,
	2010			2009
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$183,730	$298	0.22%	$93,337	$134	0.19%
FHLB stock	6,950	16	0.31	6,420	12	0.25
Investment securities available for sale, taxable (1)	78,004	1,666	2.86	69,804	3,167	6.07
Investment securities available for sale, nontaxable (1)	43,782	1,104	3.37	48,973	1,242	3.39
Loans (2)	990,230	40,101	5.41	1,151,170	45,947	5.34

Total interest-earning assets	1,302,696	43,185	4.43	1,369,704	50,502	4.93

Noninterest-earning assets
Cash and cash equivalents	11,245			13,260
Allowance for loan losses	(25,372)			(15,352)
Premises and equipment, net	29,650			29,185
Goodwill, net	3,675			3,688
Accrued interest receivable	4,268			5,093
Real estate acquired in settlement of loans	27,802			10,496
Income tax refund receivable	7,113			—
Other	17,311			13,736

Total noninterest-earning assets	75,692			60,106

Total assets	$1,378,388			$1,429,810

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$293,914	$193	0.09%	$332,936	$466	0.19%
Money market deposit accounts	135,556	512	0.50	105,006	451	0.57
Savings deposit accounts	45,251	105	0.31	40,776	100	0.33
Time deposit accounts	546,497	9,478	2.32	568,943	13,912	3.27

Total interest-bearing deposits	1,021,218	10,288	1.35	1,047,661	14,929	1.91
Retail repurchase agreements	22,878	43	0.25	22,992	43	0.25
Commercial paper (Master notes)	11,278	21	0.25	24,298	45	0.25
Other short-term borrowings	1	—	—	7,095	32	0.60
FHLB borrowings	97,207	1,313	1.81	76,179	1,291	2.27
Convertible debt	256	19	9.92	—	—	—

Total interest-bearing liabilities	1,152,838	11,684	1.36	1,178,225	16,340	1.85
Noninterest-bearing liabilities
Noninterest-bearing deposits	143,157			132,169
Accrued interest payable	1,614			2,223
Other	10,768			4,212

Total noninterest-bearing liabilities	155,539			138,604

Total liabilities	1,308,377			1,316,829
Shareholders’ equity	70,011			112,981

Total liabilities and shareholders’ equity	$1,378,388			$1,429,810

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$31,501	3.23%		$34,162	3.33%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the prime interest rate and the federal funds interest rate from December 31, 2008 through September 30, 2010.

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

	For the nine month period ended September 30, 2010 compared with the nine month period ended September 30, 2009
	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$145	$19	$164
FHLB stock	1	3	4
Investment securities available for sale	115	(1,754)	(1,639)
Loans*	(6,529)	683	(5,846)

Total interest income	$(6,268)	$(1,049)	$(7,317)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(50)	$(223)	$(273)
Money market deposit accounts	104	(43)	61
Savings deposit accounts	9	(4)	5
Time deposit accounts	(530)	(3,904)	(4,434)

Total interest paid on deposits	(467)	(4,174)	(4,641)
Retail repurchase agreements	—	—	—
Commercial paper	(24)	—	(24)
Other short-term borrowings	(16)	(16)	(32)
FHLB borrowings	83	(61)	22
Convertible debt	19	—	19

Total interest expense	$(405)	$(4,251)	$(4,656)

Net interest income	$(5,863)	$3,202	$(2,661)

Absent the significant impact of impaired loans during the nine month period ended September 30, 2010, the change in loans due to volume and the change due to rate for the nine month period ended September 30, 2010 compared with the nine month period ended September 30, 2009 was ($13.8) million and $8.0 million, respectively.

Provision for Loan Losses

Provision for loan losses decreased from $56.2 million during the nine month period ended September 30, 2009 to $36.6 million for the nine month period ended September 30, 2010. See Part I. – Financial Information, Item 2. Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2010	2009
Service charges on deposit accounts, net	$5,764	$6,057
Fees for trust and investment management and brokerage services	1,971	1,665
Mortgage-banking	2,190	2,723
Automatic teller machine	945	1,014
Merchant services	905	833
Investment securities gains	9	2
Other	1,613	1,783

Total noninterest income	$13,397	$14,077

Service Charges on Deposit Accounts, Net. Net service charges, annualized, on deposit accounts comprise a significant component of noninterest income totaling 1.8% of average transaction deposit accounts for the nine month period ended September 30, 2010 compared with 1.7% of average transaction deposit accounts for the nine month period ended September 30, 2009. See Third Quarter 2010 Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net for additional disclosures.

Fees for Trust and Investment Management and Brokerage Services. The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2010	2009
Fees for trust and investment management services	$1,496	$1,301
Fees for brokerage services	475	364

Total fees for trust and investment management and brokerage services	$1,971	$1,665

Fees for trust and investment management and brokerage services for the nine month period ended September 30, 2010 increased $306 thousand (18.4%) to $2.0 million from $1.7 million for the nine month period ended September 30, 2009, primarily as a result of the overall increase in the average market values of securities held in trust accounts upon which trust fees are calculated. Fees for brokerage services are primarily transaction-based. As such, the increase in these fees was primarily due to the increase in brokerage transaction activity over the periods presented.

In October 2010, we refined our organizational structure and designated one of our most senior members of executive management with the role of expanding the Bank’s existing trust and investments division into a comprehensive wealth management business. We believe providing broader wealth management services to our customers, including private banking and investment management, is critical to gaining market growth. We will be evaluating our overall strategy, platform and resources over the next few months, and expect the expansion into wealth management to occur in 2011.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights. Mortgage loans serviced for the benefit of others amounted to $425.5 million and $426.6 million at September 30, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the nine month periods ended September 30,
	2010	2009
Mortgage-servicing fees	$777	$733
Gain on sale of mortgage loans held for sale	846	1,473
Derivative loan commitment income	248	231
Forward sales commitment income (loss)	125	(7)
Other	194	293

Total mortgage-banking income	$2,190	$2,723

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.24%	0.24%

Mortgage-banking income decreased $533 thousand (19.6%) from the nine month period ended September 30, 2009 to the nine month period ended September 30, 2010. Gains on sales of mortgage loans declined approximately $627 thousand for the nine month period ended September 30, 2010 compared to the three month period ended September 30, 2009. In 2009, the low interest rate environment contributed to an increase in refinancings which has declined to normal levels in 2010. Offsetting this change, derivative loan commitment income and forward sales commitment income increased $149 thousand over the same periods. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we entered into the commitment to originate / sell the loans and the valuation date.

Merchant Services. Merchant services income increased $72 thousand (8.6%) from the nine month period ended September 30, 2009 to the same period 2010. As previously described in Third Quarter 2010 Earnings Review, Noninterest Income, Merchant Services, on March 31, 2010 we entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $550 thousand, net of transaction fees, for the nine month period ended September 30, 2010.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the nine month periods ended September 30,
	2010	2009
Salaries and other personnel	$18,675	$18,432
Occupancy	3,545	3,267
Furniture and equipment	2,962	2,640
Loss on disposition of premises and equipment	37	85
FDIC deposit insurance assessment	3,472	2,538
Mortgage-servicing rights portfolio amortization and impairment	597	1,039
Marketing	1,128	900
Real estate acquired in settlement of loans writedowns and expenses	9,052	1,544
Goodwill impairment	3,691	—
Other	8,158	8,213

Total noninterest expense	$51,317	$38,658

Salaries and Other Personnel. Salaries and other personnel expense increased $243 thousand (1.3%) from the nine month period ended September 30, 2009 to the same period of 2010. Full-time equivalent employees were 392 and 408, respectively at September 30, 2010 and 2009.

Occupancy. Occupancy expense increased $278 thousand (8.5%) for the nine month period ended September 30, 2010 over the same period of 2009, primarily as a result of the impact of the new corporate headquarters. Occupancy expense for the nine month period ended September 30, 2010 included nine monthly payments under the lease agreement for the new headquarters and only six and one-half monthly payments for the nine month period ended September 30, 2009.

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $934 thousand (36.8%) for the nine month period ended September 30, 2010 over the same period of 2009. For the nine month period ended September 30, 2010, the FDIC’s general assessment rates increased compared to the same period of 2009. The increase in the general assessment was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our capital classification being below well-capitalized. Offsetting this, during the second quarter of 2009, we accrued an incremental $680 thousand of increased FDIC premiums due to the industry-wide special assessment by the FDIC to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less tier 1 capital with a cap of 10-basis points times deposits. This incremental special assessment was paid to the FDIC at the end of the third quarter 2009. See Third Quarter 2010 Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment for additional disclosures.

Mortgage-Servicing Rights Portfolio Amortization and Impairment. Amortization and impairment of the mortgage-servicing rights portfolio decreased $442 thousand (42.5%) from the nine month period ended September 30, 2009 to the same period of 2009. See Third Quarter 2010 Earnings Review, Noninterest Expense, Mortgage-Servicing Rights Portfolio Amortization and Impairment for additional disclosures.

Marketing. Marketing expense increased $228 thousand (25.3%) from the nine month period ended September 30, 2009 to the same period of 2010, primarily due to promotional efforts related to our new MyPal and Smart Savings deposit accounts introduced in March 2010, our CD campaigns that ran through June 30, 2010, and increased marketing related to mortgage and small business.

Real Estate Acquired in Settlement of Loans Writedowns and Expenses. Real estate acquired in settlement of loans writedowns and expenses increased $7.5 million from the nine month period ended September 30, 2009 to the same period of 2010. Based on currently available valuation information, the carrying value of these assets is written down to their fair value less estimated costs. Writedowns on 14 such properties resulted in a provision charged to expense of $7.4 million. Of the total writedowns recorded during the nine month period ended September 30, 2010, 82% related to these 14 properties.

Goodwill impairment. Goodwill impairment of $3.7 million was recognized during the nine month period ended September 30, 2010. See Third Quarter 2010 Earnings Review, Noninterest Expense, Goodwill Impairment for additional disclosures.

Other. Other noninterest expense remained relatively unchanged from the nine month period ended September 30, 2009 to the same period of 2010.

Included as branch closure expense within this financial statement line item are the expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold. See Third Quarter 2010 Earnings Review, Noninterest Expense, Other for additional disclosures.

Also included within this financial statement line item for the nine month period ended September 30, 2010 was the provision for loss on unfunded commitments. Due to an increase in historical loss factors from December 31, 2009 to September 30, 2010, the provision for loss on unfunded commitments increased the reserve by $20 thousand for the nine month period ended September 30, 2010.

Provision (Benefit) for Income Taxes

As a result of our pretax net loss of $43.0 million for the nine month period ended September 30, 2010, we recognized an income tax benefit of $15.4 million for the period. During the nine month period ended September 30, 2009, we recognized an income tax benefit of $16.6 million on pretax net loss of $46.6 million. Our effective tax rate was 35.8% for the nine month period ended September 30, 2010 and 35.5% for the nine month period ended September 30, 2009.

Recently Issued Applicable Accounting Pronouncements

See Item 1. Financial Statements, Note 1 contained herein for disclosures regarding accounting pronouncements recently issued, if applicable, and their expected impact on our business, financial condition, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	(5.16)%
Up 200 basis points	(2.92)
Up 100 basis points	(1.15)
Base
Down 100 basis points	2.66
Down 200 basis points	2.20
Down 300 basis points	1.75

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2010, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Third Quarter Internal Control Changes

During the third quarter of 2010, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 15 contained herein for disclosures required by this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of our Quarterly Report for the quarter ended June 30, 2010, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Amendment No. 2 dated September 22, 2010 to Stock Purchase Agreement: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2010

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Lee S. Dixon’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^	Filed with the SEC in conjunction with this Quarterly Report on Form 10-Q.

Copies of these exhibits are available upon written request to Lauren S. Greer, The Palmetto Bank, 306 East North Street, Greenville, South Carolina 29601.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin
Samuel L. Erwin
Chief Executive Officer
Palmetto Bancshares, Inc.

/s/ Lee S. Dixon
Lee S. Dixon
Chief Financial Officer
Palmetto Bancshares, Inc.

Date: November 1, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 dated September 22, 2010 to Stock Purchase Agreement: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2010

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Lee S. Dixon’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002