Form 10-K
period 2010-12-31
PALMETTO BANCSHARES INC
filed 2011-02-28
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, par value $0.01 per share

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

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $14,105,595 as of the last business day of the registrant’s most recently completed second fiscal quarter. See Part II, Item 5.

50,513,722 shares of the registrant’s common stock were outstanding as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement with respect to an Annual Meeting of Shareholders to be held May 19, 2011 is incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2010 ANNUAL REPORT ON FORM 10-K

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

•	Greater than expected losses could occur due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale of our commercial loans held for sale, specifically at values equal or above the currently recorded loan balances which would not result in additional writedowns,

•	Our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums,

•	Our ability to comply with our Consent Order and potential regulatory actions if we fail to comply,

•	Our ability to attract and retain key personnel,

•	Our ability to retain our existing customers, including our deposit relationships,

•	The rates of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate, and weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding,

•	Changes in availability of wholesale funding sources, including increases in collateral margin requirements,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries,

•

General economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected, resulting in, among other things, a further deterioration in credit quality,

•	Changes occurring in business conditions and inflation,

•	Changes in technology,

•	Changes in deposit flows,

•	Changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service,

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board,

•

Potential limitations on our ability to utilize net operating loss carryforwards and net unrealized built in losses for income tax purposes due to the change in control resulting from the Private Placement transaction,

•	Risks associated with income taxes, including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets,

•	Changes in accounting principles, policies, or guidelines,

•	Our ability to maintain effective internal control over financial reporting,

•

Our reliance on available secondary funding sources such as Federal Home Loan Bank (“FHLB”) advances, the Board of Governors of the Federal Reserve (the “Federal Reserve”) Discount Window borrowings, sales of securities and loans, and lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses,

•	The value of our stock price, including our ability to become listed on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption which continued to impact the Company in 2010. There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Development and Description of Business

Organization

Palmetto Bancshares, Inc. (the “Company”) is a regional bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s subsidiary, The Palmetto Bank (the “Bank”), and the Bank’s wholly-owned subsidiary Palmetto Capital, Inc. (“Palmetto Capital”), we provide a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our primary market area of northwest South Carolina. Throughout this report, “the Company”, “we”, “us”, or “our” refers to Palmetto Bancshares, Inc. and our subsidiary, the Bank, which includes its brokerage subsidiary, Palmetto Capital, except where the context indicates otherwise.

Since the Company is a holding company and does not conduct stand alone operations, the Company’s primary sources of liquidity are debt and equity offerings by the Company and dividends upstreamed from the Bank.

Subsidiary of Palmetto Bancshares, Inc.    The Bank was organized under South Carolina law in 1906. The Company owns all of the Bank’s capital stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans and invest in securities. In light of the capital received in the Private Placement and stagnant loan origination activity in 2010, the Bank also currently holds a substantial portion of its assets as cash on deposit at the Federal Reserve.

Significant services offered by the Bank include:

•

Commercial Banking. The Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of corporate purposes, including financing industrial and commercial properties, construction related to industrial and commercial properties, equipment, inventories and accounts receivable, and acquisition financing. The Bank also provides cash management products and offers merchant services through a third party referral arrangement.

•

Consumer Banking. The Bank provides consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, residential first mortgage loans, home equity loans and lines of credit, credit cards, drive-in and night deposit services, and safe deposit facilities.

•

Wealth Management. The Bank provides trust, investment, agency, insurance, and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2010, the estimated fair value of customer assets managed and / or serviced by the Bank’s trust unit was approximately $241.9 million.

Subsidiaries of the Bank.    Palmetto Capital is a wholly-owned subsidiary of the Bank and provides brokerage services relating to stocks, treasury, corporate and municipal bonds, mutual funds, and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James Financial Services, Inc., an affiliate of Raymond James & Associates, Inc. At December 31, 2010, the estimated fair value of customer assets in accounts serviced by the Bank’s brokerage unit was approximately $175.9 million.

In 2009, the Bank formed a wholly-owned subsidiary, Palmetto Loan Subsidiary, Inc. To date, there have been no significant operations in this subsidiary.

Our corporate offices are located at 306 East North, Greenville, South Carolina 29601, and our main telephone number is (800) 725-2265. Our corporate headquarters was relocated to downtown Greenville, South Carolina in 2009. Our operations center remains at the Laurens location.

The following table summarizes our consolidated assets, revenues, and net income (loss) at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2010	2009	2008
Total consolidated assets	$1,355,247	$1,435,763	$1,368,328
Total consolidated revenues	74,228	83,641	96,262
Total consolidated net income (loss)	(60,202)	(40,085)	13,599

Market

The Company is a locally oriented, community-based financial services institution. Our local market orientation is reflected in our management and advisory boards, which are comprised of local business persons, professionals, and other community representatives, who assist us in identifying and responding to banking needs within our market. Despite this community-based market focus, we believe we offer many of the products and services available from larger competitors.

Our primary market area is located within northwest South Carolina and includes the counties of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, Oconee, and York, the majority of which are referred to as the “Upstate” of South Carolina. We currently originate most of our loans and deposits in our primary market area.

The Upstate’s ability to attract both small, local companies and major internationally recognized corporations is the result of cooperation between city and state governments and the private sector. We believe that the Upstate’s entrepreneurial spirit and strong workforce creates a strong magnet for business. Major industries of commerce in the Upstate include the automobile industry which is concentrated mainly along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer. Greenville Hospital System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to a large amount of private sector and university-based research, including research and development facilities for Michelin, Fuji and General Electric, and research centers to support the automotive, life sciences, plastics and photonics industries. Clemson University, BMW, IBM, Microsoft, and Michelin have combined their resources to create International Center for Automotive Research (ICAR), a research park that specializes in the development of automotive technology. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, Wofford College, and Converse College, among others.

Located adjacent to major transportation corridors such as Interstates 85 and 26 and centrally located between Charlotte, North Carolina, and Atlanta, Georgia, the Upstate provides a diversified, broad economic base. We believe that our primary market area is not dependent on any one or a few types of commerce due to the area’s diverse economic base. Our customer base is similarly diverse, although as a community bank our loan portfolio includes concentrations in construction and commercial real estate.

Despite being in what we believe are some of the best growth markets in South Carolina, we face the risk of being particularly sensitive to changes in the state and local economies. South Carolina has not been immune to the economic challenges of the past two years. Unemployment has been rising in our markets and property values have declined. According to the Department of Labor, unemployment rates, not seasonally adjusted, at December 31, 2010 for counties in our market areas were as follows: Greenville, 9.0%; Spartanburg, 10.9%; Anderson, 10.8%; and Laurens, 11.0%. The average state unemployment rate, seasonally adjusted, for South Carolina at December 31, 2010 was 10.7% compared to 9.4% for the United States (“U.S.”). We believe continued elevated levels of unemployment will continue to adversely impact credit quality. As a result, we continue to spend significant time on credit solutions for our customers and the management and disposition of foreclosed real estate as effectively as possible.

The weakening in the state and local economies has impacted our loan demand and, to a lesser extent, available deposits.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our market.

Distribution Channels

The Company, through the Bank, is primarily engaged in the business of commercial and consumer banking through our 29 banking offices in the counties of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, Oconee, and York. In addition to our banking offices, at December 31, 2010, the Bank had 37 automatic teller machine locations (including nine at nonbanking office locations) and six limited service banking offices located in retirement centers in the Upstate. We provide our services primarily through our banking office network. Additionally, Palmetto Capital maintains a separate investment office location in Greenville County.

We provide customers with access to their funds through extended weekday hours at banking offices, Saturday banking at select banking offices, an automatic teller machine network that incorporates regional and national networks, a call center, and Internet banking. Our banking offices also serve as locations where customers can apply for and obtain various loan products. We also offer loans to finance the purchase of new and used automobiles through a network of auto dealerships throughout our footprint (commonly referred to as “indirect lending”).

During 2010, we redefined our organization structure and began the process of more specifically delineating our businesses based on product and service offerings. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Our efforts to do so will continue in 2011.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our distribution channels.

Competition

We face substantial competition. Competitors include national banks, regional banks, and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, credit unions, mortgage banks, and other financial intermediaries as well as full service brokerage firms and discount brokerage firms with regard to the services offered by Palmetto Capital. Out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas also provide competition. In addition to historical competitors, in recent years, money market, stock, and fixed income mutual funds have attracted an increasing share of household savings. Consequently, we consider these funds to be competitors. We compete with major financial companies that have greater resources than we have, which afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for those products and services than we offer. In addition, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of customer service and responsiveness to customer needs, the convenience of banking offices and hours, and the availability and pricing of our products and services.

The following table summarizes the Bank’s deposit market share information, as of June 30, 2010, the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”).

	Metropolitan area
	Greenville	Anderson	Spartanburg	Combined
Ranking among all institutions	6	9	10	7
Total institutions	35	21	19	42
Market share among all institutions	4.80%	4.54%	3.53%	4.46%

Ranking among South Carolina headquartered institutions	2	6	6	3
Total South Carolina headquartered institutions	25	14	12	32
Market share among South Carolina headquartered institutions	8.58%	7.71%	8.96%	8.53%

With regard to the entire state of South Carolina, according to the FDIC, as of June 30, 2010, the Bank’s market share ranks 10th out of 107 institutions and 6th out of 87 South Carolina headquartered institutions.

Employees

At December 31, 2010, we had 394 full-time equivalent employees, none of whom were subject to collective bargaining agreements, compared with 406 full-time equivalent employees at December 31, 2009. Based on the current and expected future size and scope of business activities of the Company, we are currently focused on the proper alignment of roles and responsibilities within the Company. Such focus may result in the need to hire additional employees with specific expertise and industry knowledge.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Congress, the U.S. Department of the Treasury (the “U.S. Treasury”), and the federal banking regulators, including the FDIC, have taken broad action throughout 2008, 2009 and 2010 to address volatility and risk in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the Treasury Secretary to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-backed securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”). The U.S. Treasury allocated $250 billion towards the TARP Capital Purchase Program (“CPP”), pursuant to which the U.S.

Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Our Board of Directors determined not to participate in the CPP.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities generally are participants unless they exercised an opt-out right in timely fashion. Under the DGP, the FDIC guarantees certain senior unsecured debt issued by participating entities. Under the TAGP, the FDIC guarantees all funds held in qualifying noninterest-bearing transaction accounts at participating insured depository institutions.

The DGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC’s guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012. To reduce the potential for market disruptions at the conclusion of the DGP and to begin the orderly phase-out of the program, on May 29, 2009 the FDIC issued a final rule that extended for four months the period during which certain participating entities could issue FDIC-guaranteed debt. All insured depository institutions and those other participating entities that had issued FDIC-guaranteed debt on or before April 1, 2009 were permitted to participate in the extended DGP without application to the FDIC. Other participating entities that received approval from the FDIC also were permitted to participate in the extended DGP. The expiration of the guarantee period was also extended from June 30, 2012 to December 31, 2012. As a result, all such participating entities were permitted to issue FDIC-guaranteed debt through and including October 31, 2009, with the FDIC’s guarantee expiring on the earliest of the debt’s mandatory conversion date (for mandatory convertible debt), the stated maturity date, or December 31, 2012. The Company opted out of the DGP.

For the TAGP, eligible entities are all FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the TAGP through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand. Coverage under the TAGP was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that was signed into law on July 21, 2010, the voluntary TAGP program will end on December 31, 2010, and all institutions will be required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the TAGP program.

EESA has been followed by numerous actions by the Federal Reserve, Congress, U.S. Treasury, the SEC and others to address the liquidity and credit crisis that followed the recession that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and banks; the lowering of the federal funds rate; action against short-term selling practices, the temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•

Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•

Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•

Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency (“OCC”), which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and their guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011. Based on the program criteria, we do not plan to participate in the SBLF.

In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (IOLTAs.) IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital, and the Company’s strategy for the use of additional capital, to determine whether it is prudent to participate.

Proposed Legislation and Regulatory Action

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

On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Further, new regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

The Bank is an FDIC-insured, state-chartered banking organization and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC, as our primary federal regulator and deposit insurer and the South Carolina State Board of Financial Institutions (the “State Board”), our chartering agency. The Bank is also a member of the FHLB. The Bank is subject to various statutes, rules, and regulations that govern the insurance of deposits, minimum capital levels, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of banking offices, and other aspects of the business of the Bank. The Company must file reports with the Federal Reserve, and the Bank must file reports with the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve, the State Board, and / or the FDIC conduct periodic examinations to test the applicable entity’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of permitted activities in which we can engage and is intended primarily for the protection of the federal deposit insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The BHCA generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The Company is not considered a financial holding company.

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

The State Board of Financial Institutions.    As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to regulation by the State Board. We must file with the State Board periodic reports with respect to our financial condition, results of income, management, and relationships between the Company and the Bank. Additionally, we must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Dividends

The holders of our common stock are entitled to receive dividends, when and if declared by our Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Federal regulatory authorities are authorized to determine under certain circumstances that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. Federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. In general, a South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Subject to the restrictions under our Consent Order described below, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the State Board prior to the payment of any other cash dividends. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

Under the terms of the Consent Order with the FDIC and the State Board (the “Consent Order”), as described in Item 1A., Risk Factors, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the regulatory agencies. Dividends from the Bank are the Company’s primarily source of funds for payment of dividends to its shareholders.

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

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet agreements. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital, as defined below, and total capital to risk-weighted assets (including certain off-balance sheet agreements such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet agreements are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of the following three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities less goodwill, non-qualifying deferred tax assets, most intangible assets, and certain other assets.

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

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4%, unless an appropriate regulatory authority specifies a different minimum. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks, such as the Bank, to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, the Bank is generally required to maintain a minimum Tier 1 (leverage) capital ratio of not less than 4%. However, under the terms of the Consent Order entered into with the FDIC and the State Board in 2010, the Bank is subject to a minimum Tier 1 (leverage) capital ratio of 8.0%.

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

If a bank is not well-capitalized, it cannot accept brokered deposits without prior FDIC approval and, unless approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Thus, for deposits in its own normal market area, the bank must offer rates that are not in excess of 75 basis points over the average local rates. For non-local deposits, the bank must offer rates that are not in excess of 75 basis points over either (1) the bank’s own local rates or (2) the applicable non-local rates. In other words, the bank must adhere to the prevailing rates in its own normal market area for all deposits (whether local or non-local) and also must adhere to the prevailing rates in the non-local area for any non-local deposits. Thus, the bank would be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the bank’s own normal market area. Moreover, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized.

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

See Item 8. Financial Statements and Supplementary Data, Note 21, Regulatory Capital Requirements and Dividend Restrictions, for further discussion regarding the capital ratios and leverage ratio of the Company and the Bank.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules and mandates. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The Sarbanes-Oxley Act also requires certain SEC registrants to maintain internal control over financial reporting.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against financial institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC-insured institutions are also required to pay Financing Corporation (“FICO”) assessments, in order to fund the interest on bonds issued to resolve financial institutions’ failures in the 1980s.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Assessment rates depend upon the category to which an institution is assigned.

In October 2008, the EESA increased FDIC deposit insurance on most accounts from $100,000 to $250,000. In July 2010, this increase was made permanent by the Dodd-Frank Act. In addition, the FDIC’s TAGP, which was extended through December 31, 2012, provides that all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.

During 2009, the FDIC implemented an industry-wide special assessment to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less Tier 1 capital with a cap of 10 basis points times deposits. This incremental special assessment was paid by the Bank to the FDIC at the end of the third quarter 2009. Also effective in 2009, initial base assessment rates were increased by seven basis points to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. Based on these factors, our FDIC general assessment rates in 2009 and 2010 increased. The increase in the general assessment was the result of a change in the FDIC assessment matrix, the increase in our deposit base on which the assessment is calculated over the periods presented, and an increase due to our total risk-based capital ratio falling below the well-capitalized category during the period. As a result of the capital received in connection with the Private Placement consummated in October 2010, our total risk-based capital ratio has improved, and, accordingly, we expect an associated decrease in our FDIC general assessment in 2011.

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking to require insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012. Unlike special assessments, prepaid assessments did not immediately impact earnings but require a cash outlay for the full amount of the prepaid assessment. We applied for and received an exemption to the prepayment assessment which would have required a cash payment to the FDIC of $10.6 million in December 2009. Having been granted the waiver, we continue to pay our FDIC insurance premiums on a quarterly basis.

In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

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

Branching

Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

Effect of Governmental Monetary Policies

Our results of operations are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Office of Foreign Assets Control Regulation

The U.S. has imposed economic sanctions that impact transactions with designated foreign countries, nationals, and others. Such sanctions are typically known as the OFAC rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control. The OFAC administered sanctions take many different forms. Generally, however, they contain one or more of the following elements:

•

Restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country, and / or

•

A blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC.

Failure to comply with these sanctions can result in serious legal and reputational consequences.

Incentive Compensation

In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

Our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as well as select other documents filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, www.palmettobank.com, through the “Investor Relations” link. Other documents filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Current Reports on Form 8-K, are accessible at no cost on the SEC’s website (www.sec.gov) or through written request directed to 306 East North Street, Greenville, South Carolina 29601, Attention: Chief Financial Officer. In addition, through the “Corporate Governance” link, we make available our Code of Ethics as well as various other corporate governance information. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder. Such requests should be directed to 306 East North Street, Greenville, South Carolina 29601, Attention: Chief Financial Officer.

ITEM 1A.	RISK FACTORS

The material risks and uncertainties that management believes impact our Company are described below. If any of the following risks actually occurs, our business, financial condition, results of operations, or cash flows could be materially and adversely impacted. If this were to happen, the value of our stock could decline, and investors could lose all or part of their investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

We have entered into a Consent Order under which our regulators will require us to take certain actions.

In November 2009, the FDIC and the State Board conducted their annual joint examination of the bank. As a result of the examination, the Bank agreed to the issuance of the Consent Order, effective June 10, 2010, with the FDIC and the State Board. The Consent Order seeks to enhance the bank’s existing practices and procedures in the areas of credit quality, liquidity, earnings, capital, and other areas.

In response to the company’s negative financial results and in preparation for the FDIC and the State Board (collectively, the “Supervisory Authorities”) annual joint examination, in June 2009 our Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings, and capital. Since June 2009, our Board of Directors and management have been, and continue to be, keenly focused on executing the Plan and, through execution of this Plan, have already complied with numerous requirements of the Consent Order. Specific to the capital requirements of the Consent Order, on October 7, 2010 we consummated the Private Placement transaction pursuant to which we issued 39,975,980 shares of our common stock at $2.60 per share for an aggregate purchase price of approximately $103.9 million, which resulted in the Company and the Bank being categorized as “well capitalized.”

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the Supervisory Authorities. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisory Authorities. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 7, 2010 when a 25% ($56.7 million) reduction in criticized assets was required. We reduced our criticized assets by more than the amount necessary to meet the December 7, 2010 deadline. Our next incremental deadline, June 5, 2011, stipulates a 45% ($102.0 million) reduction in criticized assets from the September 30, 2009 balances. As of February 22, 2011, we have reduced our criticized assets by 53.2% ($114.9 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loan losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2010, approximately 66.8% of our loan portfolio, including commercial loans held for sale, was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

In September 2010, we decided to market for sale commercial loans totaling $90.9 million at September 30, 2010, of which $66.2 million remain in the commercial loans held for sale portfolio at December 31, 2010. As part of the marketing process, we evaluate the bids received on a loan by loan basis. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year end. In many cases, we have not accepted such discounted bids. In certain cases, however, we are making the strategic decision to sell assets at amounts less than their recorded book values to continue to reduce our criticized assets and our concentration in commercial real estate as required by the Consent Order. During the fourth quarter of 2010, we sold five loans, representing two relationships, with a gross book value of $10.4 million for a recorded loss of $3.5 million. During the fourth quarter of 2010, we transferred $6.0 million of commercial loans held for sale back to loans held for investment, as our intentions with respect to these loans had changed. We are continuing our efforts to sell the remaining loans held for sale. At December 31, 2010, we had commercial loans held for sale aggregating $66.2 million, of which $2.0 million were under contract for sale and expected to close in the first quarter 2011. Writedowns of $1.1 million were recorded in the fourth quarter 2010 to reduce the value of these loans to the contract value less estimated costs to sell.

There can be no assurances that the loans will be sold, or that the bids offered will be at the currently recorded balances. Accordingly, to the extent that we accept bids for these loans, we may receive significantly less than the current net carrying amount of the loans and incur a corresponding loss on any such loan sales, which would result in incremental losses.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect our business, financial condition, and results of operations.

At December 31, 2010, 66.8% of our loan portfolio, including commercial loans held for sale, was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

At December 31, 2010, approximately 88.6% of our loans, including commercial loans held for sale, had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward significantly. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. As a result, we incurred substantially higher charge-offs in 2009 and 2010 and increased our allowance for loan losses during these periods to address the probable credit risks inherent within our loan portfolio. Further deterioration in the South Carolina real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition, and results of operations.

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently permanently increased to $250,000 under the Dodd-Frank Act.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S. The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions. Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. We cannot predict the actual effects of EESA, ARRA, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2011. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our decisions regarding credit risk and allowance for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	evaluations of the collectability of loans in our portfolio, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio;

•	economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay;

•	the amount and quality of collateral securing the loans;

•	our historical loan loss experience, and

•	borrower and collateral specific considerations for loans individually evaluated for impairment.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income (or increase in our net loss), and possibly our capital.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 91.1% of our interest income for the year ended December 31, 2009, and 92.5% for the year ended December 31, 2010. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Liquidity risks could affect operations and jeopardize our financial condition.

The goal of liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities and withdrawals, and other cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this goal, our Asset/Liability Committee establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding sources.

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

Historically, we have relied on traditional and nontraditional deposits, advances from the FHLB, funding from correspondent banks, and other borrowings to fund our operations. As a result of negative financial performance indicators, some of the Bank’s various sources of liquidity are now restricted. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. During most of 2010, the FHLB would not allow us to borrow incremental advances; however, in December 2010, the FHLB informed us that our contingent funding ability had been restored up to 10% of our total assets based on meeting certain collateral requirements. In addition, the maximum maturity for Federal Reserve Discount Window borrowings is overnight. Any future potential borrowings from the Federal Reserve Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks, and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financials of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010, we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas. This high-rate determination, as confirmed by the FDIC on December 27, 2010, is effective for calendar year 2011 as well.

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

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

As discussed in Item 1. Business, the Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.

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

Changes in prevailing interest rates may reduce our profitability.

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

•	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may impact new or repricing loan yields and funding costs differently), and/or

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

We are dependent on key management individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

We depend on a limited number of key management personnel. The loss of key personnel could have a material adverse impact on our operations because other personnel may not have the experience and expertise to readily replace these individuals. As a result, our Board of Directors may have to search outside of the bank for qualified permanent replacements. This search may be prolonged, and we cannot provide assurance that we would be able to locate and hire qualified replacements.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. See also “Risk Factors—Recent negative developments in the financial services industry and the domestic and international credit markets may adversely affect our operations and results.”

The Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. To comply with the Sarbanes-Oxley Act, we have previously hired outside consultants to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

We have performed the system and process evaluation and testing required to comply with the management certification for 2010. In the event internal control deficiencies are identified in the future that we are unable to remediate in a timely manner or if we are not able to maintain the requirements of Section 404, we could be subject to scrutiny by regulatory authorities and the trading price of our common stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We currently anticipate that we will continue to comply with the requirements relating to internal controls and all other aspects of Section 404 within required time frames.

If we were to grow in the future or incur additional credit losses, we may need to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities, and under terms of the Consent Order, to maintain adequate levels of capital to support our operations. If we grow in the future or incur additional credit losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital on acceptable terms when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, existing shareholder interests could be diluted.

We will face risks with respect to expansion through acquisitions, mergers or other business expansion.

From time to time we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•

the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful and following any future merger or acquisition, after giving it effect, we may not achieve our expected benefits of the acquisition within the desired time frame, if at all.

We are not currently eligible to participate in FDIC-assisted acquisitions of assets and liabilities of failed banks, and there can be no assurances that we will be eligible to participate in such acquisitions in the future or that, if we were eligible, we would seek to participate in such acquisitions. However, we may possibly seek opportunities in the future to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted acquisitions present the risks of general acquisitions as well as some risks specific to these transactions. Although these FDIC-assisted transactions often provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance. Such risks could include, among others, risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time. For example we may be required to service acquired problem loans, incur costs related to integration of personnel and operating systems, establish processes to service acquired assets, or raise additional capital, which may be dilutive to our existing shareholders. If we decided to participate in FDIC-assisted acquisitions and were unable to manage these risks, then such acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Our underwriting decisions may materially and adversely affect our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio as well as the amount of resulting credit losses.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of this technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

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

If our deferred tax asset continues to remain impaired in the future, our earnings and capital position may continue to be adversely impacted.

Deferred income tax represents the tax impact of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors in our determination include the ability to carry back or carry forward net operating losses and the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

As of December 31, 2010, prior to any valuation allowance, net deferred tax assets totaling $20.5 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset at December 31, 2010. The Private Placement that was consummated on October 7, 2010 is considered to be a change in control under the Internal Revenue Service rules. Accordingly, with the assistance of third party specialists, we were required to determine the fair value of the Company and our assets for the purpose of evaluating any potential limitation or deferral of our ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses as of October 7, 2010, which also limits the amount of net operating losses that may be used in the future. As a result of the valuations and tax analysis, we currently estimate that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Risks Related to our Common Stock

Our ability to pay dividends on our common stock is restricted.

We have not paid a dividend on our common stock since the first quarter of 2009. The holders of our common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. We are a legal entity separate and distinct from the bank and have historically relied on dividends from the bank as a viable source of funds to service our operating expenses, which typically include dividends to holders of our common stock; however, given the bank’s recent losses and the restrictions imposed by the Consent Order with the Supervisory Authorities, this source of liquidity is not currently available nor is it expected to be available for the foreseeable future. We and the bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Federal regulatory authorities are authorized to determine under certain circumstances that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. Federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the bank is subject to limitations on the amount of dividends that it is permitted to pay.

We may issue additional shares of common or preferred stock securities, which may dilute the interests of our shareholders and may adversely affect the market price of our common stock.

We are currently authorized to issue up to 75,000,000 shares of common stock, of which 50,513,722 shares were outstanding as of February 22, 2011, and up to 2,500,000 shares of preferred stock, of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. We may seek additional equity capital in the future as we expand our operations. Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Because there is a limited public trading market for our common stock, investors that purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board. Our common stock is, however, quoted on the Pink Sheets under the symbol “PLMT.PK”. Although our common stock is quoted on the Pink Sheets, there is currently only a limited public trading market of our common stock and the market price of our common stock may be difficult to ascertain. As a result, investors in our common stock may not be able to resell their shares at or above the purchase price paid by them or may not be able to resell them at all. While it is our intent to seek to list our common stock on NASDAQ by July 5, 2011 as a condition of the Private Placement, there can be no assurances that NASDAQ will approve our application.

Our common stock is controlled by one or more shareholders whose interests may conflict with those of our other shareholders.

An affiliate of CapGen Financial Partners (“CapGen”) and affiliates of Patriot Financial Partners (“Patriot”) own approximately 45.3% and 19.2%, respectively, of our outstanding shares of common stock as of February 22, 2011. As a result, CapGen and Patriot are able, individually or collectively, to exercise significant influence on our business as shareholders, including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that CapGen and Patriot may have interests that are different from, or in addition to, the interests of our other shareholders.

A holder with as little as a 5% interest in our company could, under certain circumstances, be subject to regulation as a “bank holding company” and possibly other restrictions.

Any entity (including a “group” composed of natural persons) owning 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of our outstanding common stock and (2) any person other than a bank holding company may be required to obtain regulatory approval under the Change in Bank Control Act of 1978 to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in our common stock. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking. Further, subject to an FDIC policy statement published in August 2009, under certain circumstances, holders of 5% or more of our securities could be required to be subject to certain restrictions, such as an inability to sell or trade their securities for a period of three years, among others, in order for us to participate in an FDIC-assisted transaction of a failed bank.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

At December 31, 2010 and 2009, the total net book value of the premises and equipment owned, excluding those held for sale, was $28.1 million and $29.6 million, respectively. None of our owned properties are subject to mortgages or liens.

At December 31, 2010, one parcel of land with a book value of $235 thousand was listed for sale and is included within Other assets in the Consolidated Balance Sheets. On an ongoing basis, we evaluate the suitability and adequacy of all of our properties and have active programs of relocating, remodeling, consolidating, or closing properties, as necessary, to maintain efficient and attractive facilities. We believe that all of our properties are suitable and adequate for their intended purposes. Additionally, all of our properties are protected by alarm and security systems.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Item 8. Financial Statements and Supplementary Data, Note 6, Premises and Equipment, for further discussion.

Corporate Headquarters and Operations Center

The Company’s corporate headquarters are located at 306 East North Street, Greenville, South Carolina in a leased facility. The Company owns a 55,000 square foot operations center in Laurens, South Carolina where a substantial portion of our back-office operations are conducted.

Banking Offices

At December 31, 2010, the Bank operated 29 full-service banking offices in the following counties: Laurens County (4), Greenville County (9), Spartanburg County (5), Greenwood County (4), Anderson County (2), Cherokee County (2), Pickens County (1), Oconee County (1), and York County (1). Of our 29 full-service banking offices at December 31, 2010, seven were leased and 22 were owned.

In addition to our 29 full-service banking offices at December 31, 2010, the Bank operated six limited service banking offices located in retirement centers in the Upstate.

Additionally, we have ground leases with regard to three of our banking office locations.

Other Properties

In addition to the banking offices noted above, we had the following activity during 2010:

•	Sold one vacant bank owned branch with a net book value of $46 thousand at a gain of $14 thousand.

•	Allowed two operating leases of vacant branch facilities to expire. These vacant branches were the result of consolidation of our banking office network in 2008.

•	Continued to lease one vacant branch facility which is also the result of consolidation of our banking office network in 2008.

•	Subleased to a third party one of our previous banking offices that we leased from a third party. The lease and sublease expired in February 2011.

•	Transferred one vacant branch facility with a net book value of $235 thousand as held for sale and included it within Other assets in the Consolidated Balance Sheets.

•	Utilized an owned Laurens location, previously occupied by Palmetto Capital, for operations purposes.

•	Continued to lease parking spaces near the headquarters in downtown Greenville, on a month-to-month basis.

•	Held for investment a parcel of land located in Spartanburg County for possible future banking office expansion.

Automatic Teller Machines

At December 31, 2010, we operated 37 automatic teller machines, including nine in nonbanking office locations.

The Bank has ground leases with regard to eight of our automatic teller machines, all of which are located at nonbanking office locations.

Palmetto Capital Independent Offices

During the year ended December 31, 2010, Palmetto Capital utilized one office independent of banking offices, which is leased.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

Our common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board. Our common stock is, however, quoted on the Pink Sheets under the symbol “PLMT.PK”. Although our common stock is quoted on the Pink Sheets, there is currently only a limited public trading market of our common stock. Private trading of our common stock has been limited but has been conducted through the Private Trading System which was implemented on our website (www.palmettobank.com) on June 26, 2009. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. In addition, buyers and sellers may privately negotiate transactions in our common stock. Because there is not an established private market for our common stock, we may not be aware of all prices at which our common stock has been traded. Additionally, we have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties.

One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. While it is our intent to seek to list our common stock on NASDAQ by July 5, 2011, no assurances can be provided at this time that we will meet such listing requirements.

As of February 22, 2011, there were 50,513,722 shares of our common stock outstanding held by approximately 1,826 shareholders of record. Based on information available to us on the Private Trading System and reported trading on the Pink Sheets, the traded prices of our common stock and dividend information are summarized as follows for the periods indicated.

	High	Low	Cash dividend
2010
First quarter	$8.00	5.75	—
Second quarter	9.00	2.50	—
Third quarter*	—	—	—
Fourth quarter	5.00	2.50	—

2009
First quarter	$42.00	27.12	0.06
Second quarter	40.00	33.75	—
Third quarter	33.75	15.00	—
Fourth quarter	15.00	8.00	—

*	There were no trades in our common stock in the third quarter of 2010 reported on the Private Trading System or the Pink Sheets.

We have not paid a dividend on our common stock since the first quarter of 2009. The holders of our common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. We are a legal entity separate and distinct from the bank and have historically relied on dividends from the bank as a viable source of funds to service our operating expenses, which typically include dividends to holders of our common stock; however, given the Bank’s recent losses and the restrictions imposed by the Consent Order with the Supervisory Authorities, this source of liquidity is not currently available nor is it expected to be available for the foreseeable future. We and the Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Federal regulatory authorities are authorized to determine under certain circumstances that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. Federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the bank is subject to limitations on the amount of dividends that it is permitted to pay.

See Item 1. Business for further discussion regarding supervision and regulations regarding dividends.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2010.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity based compensation plans approved by shareholders
1997 Stock Compensation Plan	120,010	$22.93	—
2008 Restricted Stock Plan	—	—	189,260
Equity based compensation plans not approved by shareholders	—	—	—

Total equity compensation plans	120,010	$22.93	189,260

In February 2011, with advice from a national benefits consulting firm, the Board of Directors approved the 2011 Palmetto Bancshares, Inc. Stock Plan (the “2011 Plan”) to further support the alignment of management and shareholder interests. The 2011 Plan allows for the Board of Directors to grant stock options and restricted stock awards to key management personnel with vesting provisions including a combination of time vesting and performance metrics related to the Bank successfully resolving the Consent Order and our return to profitability. The Board has recommended that 2,000,000 shares be designated for issuance under the 2011 Plan. The Board will seek shareholder approval for the 2011 Plan, and it is our intention to include a proposal for approval of the 2011 Plan in the proxy statement for the next annual shareholders meeting currently scheduled for May 19, 2011.

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Note 15, Equity Based Compensation, for a discussion regarding matters related to our equity based compensation.

Total Shareholder Return

The following graph sets forth the performance of our common stock for the five year period ended December 31, 2010 as compared to the S&P 500 Index, and the SNL $1B—$5B Bank Index. The graph assumes $100 originally invested on December 31, 2005 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

The following table summarizes the cumulative total return for the Company, the S&P 500 Index, and the SNL $1B—$5B Bank Index at the dates indicated.

	For the period ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Palmetto Bancshares, Inc.	100.00	110.76	121.82	127.20	30.33	7.89
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2010	2009	2008	2007	2006
STATEMENTS OF INCOME (LOSS)
Interest income	$56,627	$66,210	$78,245	$83,551	$76,126
Interest expense	15,366	21,439	26,606	32,758	27,297

Net interest income	41,261	44,771	51,639	50,793	48,829
Provision for loan losses	47,100	73,400	5,619	988	1,625

Net interest income (expense) after provision for loan losses	(5,839)	(28,629)	46,020	49,805	47,204
Noninterest income	17,601	17,431	18,017	16,868	17,278
Noninterest expense	73,306	51,015	42,974	42,259	41,279

Net income (loss) before provision (benefit) for income taxes	(61,544)	(62,213)	21,063	24,414	23,203
Provision (benefit) for income taxes	(1,342)	(22,128)	7,464	8,399	7,962

Net income (loss)	$(60,202)	$(40,085)	$13,599	$16,015	$15,241

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$(3.78)	$(6.21)	$2.11	$2.51	$2.40
Diluted	(3.78)	(6.21)	2.09	2.47	2.37
Cash dividends per common share	—	0.06	0.80	0.77	0.73
Book value per common share	2.40	11.55	17.96	17.17	15.76
Outstanding common shares	47,409,078	6,495,130	6,446,090	6,421,765	6,367,450
Weighted average common shares outstanding—basic	15,913,000	6,449,754	6,438,071	6,390,858	6,353,752
Weighted average common shares outstanding—diluted	15,913,000	6,449,754	6,519,849	6,477,663	6,421,742
Dividend payout ratio	n/a %	n/a %	37.89%	30.76%	30.45%
PERIOD-END BALANCES
Assets	$1,355,247	$1,435,763	$1,368,328	$1,246,680	$1,152,701
Investment securities available for sale, at fair value	218,755	119,986	125,596	95,715	116,567
Total loans	864,376	1,044,196	1,165,895	1,049,775	947,583
Deposits (including traditional and nontraditional)	1,194,082	1,249,520	1,115,808	1,097,209	1,029,602
Other short-term borrowings	—	—	35,785	18,000	6,000
FHLB borrowings	35,000	101,000	96,000	12,000	10,000
Shareholders’ equity	113,899	75,015	115,776	110,256	100,376
AVERAGE BALANCES
Assets	$1,399,592	$1,428,723	$1,321,723	$1,182,289	$1,113,830
Interest-earning assets	1,325,651	1,352,956	1,249,992	1,113,461	1,045,556
Investment securities available for sale, at fair value	135,379	119,238	123,551	104,757	120,395
Total loans	967,882	1,130,809	1,111,436	987,707	896,503
Deposits (including traditional and nontraditional)	1,204,835	1,232,526	1,107,275	1,050,315	994,665
Other short-term borrowings	1	5,335	13,240	3,610	847
FHLB borrowings	95,231	78,166	76,718	13,947	17,981
Shareholders’ equity	87,463	106,906	116,222	106,615	95,077
SELECT PERFORMANCE RATIOS
Return on average assets	(4.30)%	(2.81)%	1.03%	1.35%	1.37%
Return on average shareholders’ equity	(68.83)	(37.50)	11.70	15.02	16.03
Net interest margin	3.11	3.31	4.13	4.56	4.67
CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	6.25%	7.48%	8.79%	9.02%	8.54%
Shareholders’ equity as a percentage of assets, at period end	8.40	5.22	8.46	8.84	8.71
Tier 1 risk-based capital	13.16	6.99	9.55	9.61	9.37
Total risk-based capital	14.43	8.25	10.44	10.27	10.19
Tier 1 leverage ratio	8.22	5.55	8.70	8.97	8.59
ASSET QUALITY INFORMATION
Allowance for loan losses	$26,934	$24,079	$11,000	$7,418	$8,527
Nonaccrual loans	91,405	96,936	42,968	4,810	6,999
Nonperforming assets	111,492	124,950	50,251	12,956	7,918
Net loans charged-off	41,435	60,321	2,037	2,097	1,529
Allowance for loan losses as a percentage of gross loans	3.39%	2.31%	0.95%	0.71%	0.90%
Nonaccrual loans as a percentage of gross loans, commercial loans held for sale, and foreclosed assets	10.39	9.07	3.69	0.46	0.74
Nonperforming assets as a percentage of assets	8.23	8.70	3.67	1.04	0.69
Net loans charged-off as a percentage of average gross loans	4.39	5.36	0.18	0.21	0.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors impacting our financial condition as of December 31, 2010 and 2009 and results of operations and cash flows for the years ended December 31, 2010, 2009, and 2008. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Annual Report on Form 10-K. Percentage calculations contained herein have been calculated based on actual not rounded results.

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

Our significant accounting policies are discussed in Item 8. Financial Statements and Supplementary Data, Note 1. Of those significant accounting policies, we have determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, valuation of loans held for sale, mortgage-servicing rights, goodwill, foreclosed real estate, the realization of our deferred tax asset, defined benefit pension plan, the valuation of our common stock, and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our Consolidated Financial Statements to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.

Allowance for Loan Losses

We consider our accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents our best estimate of probable inherent losses that have been incurred within the existing portfolio of loans. The allowance for loan losses is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects our continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize our best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications and collateral valuation.

We record allowances for loan losses on specific loans when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan, and economic conditions impacting the borrower’s industry.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. We use a five-year look-back period when computing historical loss rates. However, given the increase in loan charge-offs beginning in 2009, we also utilized a three-year look-back period during 2010 for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the December 31, 2010 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve portion of the allowance for loan losses calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review, and / or bank examiners are charged-off. We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, the impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are charged-off generally based on pre-defined past due time periods.

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

We believe that the allowance for loan losses at December 31, 2010 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

See Item 1A. Risk Factors contained herein for discussion regarding the material risks and uncertainties that we believe impact our allowance for loan losses.

Commercial Loans Held for Sale

Commercial loans held for sale are carried at the lower of cost or fair value less estimated selling costs. A valuation allowance is recorded to reflect the excess of the recorded investment in the loan and the fair value less estimated selling costs. Commercial loans held for sale for which binding sales contracts have been entered into as of the balance sheet date are accounted for at the contract amount. Collateral dependent commercial loans held for sale are valued based on independent collateral appraisals less estimated selling costs. If quoted market prices, binding sales contracts or appraised collateral values are not available, we consider discounted cash flow analyses with market assumptions.

There can be no assurances that the loans will be sold, or that any bids offered will be at the currently recorded balances. Accordingly, to the extent that we accept bids for these loans, we may receive significantly less than the current net carrying amount of the loans and incur a corresponding incremental loss on any such loan sales.

Mortgage-Servicing Rights

The value of our mortgage-servicing rights is an accounting estimate that depends heavily on current economic conditions specifically the interest rate environment and management’s judgments. We utilize the expertise of a third party consultant on a quarterly basis to assess the portfolio’s value including, but not limited to, capitalization, impairment, and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans, and discount rates are used to estimate the fair value of our mortgage-servicing rights portfolio. Amortization of the mortgage-servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net servicing income is determined based on the estimated future balance of the underlying mortgage loan portfolio that declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio such as loan types, interest rate stratification, and recent prepayment experience. We believe that the modeling techniques and assumptions used are reasonable; however, such assumptions may or may not prove valid. Thus, there can be no assurance that mortgage-servicing rights portfolio capitalization, amortization, and impairment in future periods will not exceed the current capitalization, amortization, and impairment amounts. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our mortgage-servicing rights portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations, and cash flows.

Goodwill

In the third quarter 2010, the Company recorded a goodwill impairment charge of $3.7 million. Goodwill resulted from past business combinations from 1988 through 1999. We perform our annual impairment testing as of June 30 each year. However, due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed impairment tests of our goodwill quarterly in 2010.

Our common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board. Our common stock is, however, quoted on the Pink Sheets under the symbol “PLMT.PK”. Although our common stock is quoted on the Pink Sheets, there is currently only a limited public trading market for our common stock. Private trading of our common stock also has been limited and has typically been conducted through the Private Trading System on our website. The Private Trading System is a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock. In addition, buyers and sellers may privately negotiate transactions in our common stock. Because there is not an established market for our common stock, management may not be aware of all prices at which our common stock has been traded. Accordingly, we normally determine the value of our common stock based on the last five trades of the stock facilitated by the Company through the Private Trading System.

While there were trades in our common stock in the first and second quarters of 2010 through the Private Trading System, there were not any trades through the Private Trading System during the three month period ended September 30, 2010. The Private Placement was consummated on October 7, 2010 pursuant to which the Company issued 39,975,980 million shares of common stock at $2.60 per share. This per share issue price was negotiated by the Company at arm’s length with the investors and was supported by a fairness opinion from the investment banking firm engaged by the Company’s Board of Directors, including a comparison to common stock prices as a percentage of book value for publicly traded banks with similar asset quality and financial condition of the Company, and in comparison to recent merger and acquisition transactions. Accordingly, we believe it was appropriate to utilize the $2.60 issue price in our goodwill impairment evaluation.

The first step of the goodwill impairment evaluation was performed by comparing the fair value of our reporting unit with its carrying amount, including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The evaluation at September 30, 2010 indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a third quarter noncash charge of $3.7 million, eliminating the goodwill as an asset on the Company’s Consolidated Balance Sheets. This charge had no effect on the liquidity, regulatory capital, or daily operations of the Company and was recorded as a component of noninterest expense on the Consolidated Statement of Income (Loss).

Foreclosed Real Estate

The value of our foreclosed real estate portfolio represents another accounting estimate that depends heavily on current economic conditions. Foreclosed real estate is carried at fair value less estimated selling costs, establishing a new cost basis. Fair value of such real estate is reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Writedowns resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

The fair value of properties in the foreclosed real estate portfolio is generally determined from appraisals obtained from independent appraisers. We review the appraisal assumptions for reasonableness and may make adjustments when necessary to reflect current market conditions. Such assumptions may not prove to be valid. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our foreclosed real estate portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations, and cash flows.

Realization of Net Deferred Tax Asset

We use certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

We include the current and deferred tax impact of our tax positions in the financial statements only when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While we support our tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, we must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

As of December 31, 2010, prior to the valuation allowance, net deferred tax assets totaling $20.5 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future operating results over the next several years, cumulative tax losses over the previous three years, tax loss deductibility limitations as discussed below and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset at December 31, 2010. The Private Placement that was consummated on October 7, 2010 is considered to be a change in control under the Internal Revenue Service rules. Accordingly, with the assistance of third party specialists, we were required to determine the fair value of the Company and our assets for the purpose of evaluating any potential limitation or deferral of our ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses as of October 7, 2010, which also limits the amount of net operating losses that may be used in the future. As a result of the valuations and tax analysis, we currently estimate that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2010, the net operating losses are able to be carried forward for income tax purposes for up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize a portion of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At December 31, 2010, all of our net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting purposes and regulatory capital purposes. The evaluation may result in the inclusion of a portion of the deferred tax asset in our regulatory capital calculation in future periods.

Defined Benefit Pension Plan

We account for our defined benefit pension plans on an actuarial basis. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related impacts on income. In particular, the assumed discount rate and expected return on assets are important elements of defined benefit pension plan expense and asset / liability measurement with regard to the plan. We evaluate these critical assumptions annually. Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense. To determine the expected long-term rate of return on defined benefit pension plan assets, we consider asset allocations and historical returns on various categories of plan assets. Both of these key assumptions are sensitive to changes. In addition, the pension plan includes common stock of the Company, which is not traded on an exchange and the value of which is subject to change based on our financial results. At December 31, 2010, the fair value of Company’s common stock included in the plan was 0.3% of total fair value of assets of the plan. Additionally, we periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality, and turnover and update such factors to reflect experience and expectations for the future.

Effective 2008, we ceased accruing pension benefits for employees under our noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2007. Amounts recognized within our Consolidated Financial Statements with regard to this change to our defined benefit pension plan were also computed on an actuarial basis. Because of the considerable judgment necessary in the determination of all such assumptions, actual results in any given year may differ from actuarial assumptions. In addition, we may decide to terminate the pension plan which, based on the valuation of the plan assets and actuarial valuation of the accrued benefits to the participants at that time, would require a cash contribution to the plan for any resulting unfunded liability. While not computed on such basis, the current unfunded liability was $5.2 million at December 31, 2010.

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

Our common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board. Our common stock is, however, quoted on the Pink Sheets under the symbol “PLMT.PK”. Although our common stock is quoted on the Pink Sheets, there is currently only a limited public trading market for our common stock. Private trading of our common stock also has been limited and has typically been conducted through the Private Trading System on our website. In addition, buyers and sellers may privately negotiate transactions in our common stock. Because there is not an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Additionally, we have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. We normally determine the value of our common stock based on the last five trades of the stock facilitated by the Company through the Private Trading System. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers.

One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. While it is our intent to seek to list our common stock on NASDAQ, no assurances can be provided at this time that we will meet such listing requirements.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and the related impact to income. Additionally, for financial instruments not recorded at fair value, we disclose the estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 1 instruments also include commercial loans held for sale for which binding sales contracts have been entered into as of the balance sheet date.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and commercial loans held for sale that are based on independent collateral appraisals.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. Most of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments are required to available observable inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.

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

Executive Summary of 2010 Financial Results

Context for 2010 and the Company

The Palmetto Bank has been operating since 1906 and the Bank’s holding company, Palmetto Bancshares, Inc., was incorporated in 1982. Given the Company’s 104 year history, the Company has developed long-standing relationships with customers in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base. As a result, the Company has historically had a lower cost of deposits than its peers due to a higher core deposit mix.

The Company operated under the same executive management team for more than 30 years until 2009. During that time, the Company grew to become the fifth largest banking institution headquartered in South Carolina and one of the most profitable banking franchises in the Carolinas. From 1999 to 2008, the Company averaged a return on average assets and return on average equity of 1.25% and 15.2%, respectively, and the Company’s net interest margin averaged 4.78%. In addition, over the same time period, noninterest income to average assets averaged 1.60%.

As a result of the challenges that developed in 2008, the Company accelerated its management succession plan and in early 2009 the board of directors hired a new Chief Executive Officer and Chief Operating Officer. As the impact of the recession worsened, the Company’s new management team quickly developed and implemented a comprehensive Strategic Project Plan to address all areas of the Company with an immediate emphasis on aggressively resolving the Company’s asset quality issues, including through the hiring in July 2009 of a new Chief Credit Officer who brought over 25 years of credit experience to the Company.

Both 2009 and 2010 were very challenging years for the Company, the banking industry, and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial stress in the overall U.S. economy during 2010 that generally started with an economic crisis in August 2008 and continued into 2009, for which the banking industry and the Company continue to be adversely affected.

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

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009, growing total assets 57% during that period which resulted in the Company reaching a natural “maturity/life cycle hump” that is typical for banks that reach that asset size. Typical challenges associated with this stage of our life cycle include:

•	Stress on our infrastructure requiring investment in the number and expertise of employees and refinement of policies and procedures.

•	Required investments in technology to invest in the future, and rationalization of the technology investments versus our historical investment in facilities.

•

Adapting products and services and related pricing and fees to remain relevant to our current and evolving customer base and competitiveness in the market place, and developing broader distribution channels for delivery of our products and services.

•	Application of a more sophisticated risk management approach, including a comprehensive view of risk, processes and procedures, internal and vendor expertise, and the “way we do business.”

•	Executive management succession plan implemented effective July 1, 2009 and resulting organizational changes.

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), effective July 1, 2009 the Company named Samuel L. Erwin as Chief Executive Officer and President of the Bank and Lee S. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as the Chief Financial Officer of the Company and the Bank as of July 1, 2010. Messrs. Erwin and Dixon have proven bank turn around and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

•

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational and senior management changes included designating an internal executive to be responsible for our Commercial Bank in August 2009 and another internal executive to be responsible for our Wealth Management business in October 2010. In addition, the Company hired a new Chief Credit Officer in July 2009, new Retail Banking Executive in October 2010, and a new Chief Financial Officer in November 2010.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges continued in 2010, and we also incurred a net loss in 2010 driven primarily by credit losses.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in June 2010.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of federal funds purchased, FHLB advances, and higher priced certificates of deposit used to fund loan growth during that period. Gross loans decreased $362.9 million from March 31, 2009 (peak quarter end loans) to December 31, 2010. Borrowings and certificates of deposits also decreased $145.9 million from June 30, 2009 (peak quarter end borrowings).

In light of the above, in 2009, management and the Board of Directors reacted quickly and defined three strategic initiatives, which are currently summarized as follows:

Component	Primary Emphasis	Time Horizon

Strategic Project Plan

•   Manage through the extended recession and volatile economic environment

•   Execute the Strategic Project Plan related to credit quality, earnings, liquidity, and capital (the Strategic Project Plan is described in more detail below), including preparation for a potential formal agreement with the bank regulatory agencies and raising additional capital

June 2009 – October 2010

2010 Annual Strategic Plan

•   Strategic planning at the corporate and department level for calendar year 2010 in the context of the uncertain economic environment

•   Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets

•   Positioning the Bank to return to profitability in the post-capital raise and post-recession environment

These efforts will continue as part of the execution of our annual strategic plan in 2011.

Calendar year 2010

Bank of the Future

•   Reinventing the Bank to be “the bank of the future”

•   Determining the “customer of tomorrow” and refining our products, services, and distributions channels to meet their expectations

•   Adapting to the rapidly changing financial services landscape, including lower earnings due to the low interest rate environment, potential regulatory restrictions on historical sources of income, and higher compliance costs

•   Intended listing of common stock on the NASDAQ stock exchange

•   Preparing for growth through organic growth given banking market disruption in our geographic markets and the potential for growth through mergers and acquisitions

Two to five years

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

The consummation of the Private Placement on October 7, 2010 in which the Company received $103.9 million of gross proceeds is a significant step forward in the implementation of these strategic initiatives. The Private Placement resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned the Company from a defensive posture to a more offensive oriented posture in terms of balance sheet management, market presence, customer retention, and new customer acquisition.

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement in October 2010, we are in the process of repositioning the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively to improve our net interest margin. This includes investing in higher yielding investment securities until loan growth resumes, as well as paying down higher priced funding such as FHLB advances and maturing CDs. We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, more specifically delineating our businesses, and preparing “go to market” strategies with relevant products and services and marketing plans by business.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and into 2010 and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in the years ended December 31, 2009 and 2010 were significantly impacted by the following in comparison to our historical financial results in the year ended December 31, 2008:

•	Provision for loan losses totaling $47.1 million and $73.4 million in 2010 and 2009, respectively, compared to $5.6 million for 2008.

•	Loss on commercial loans held for sale totaling $7.6 million in 2010 compared to none in 2009 and 2008.

•	Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $11.7 million and $3.2 million in 2010 and 2009, respectively, compared to $516 thousand in 2008.

•

Foregone interest of $4.7 million and $3.7 million in 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.75% and 4.75%, respectively.

•

Higher FDIC deposit insurance assessments totaling $4.5 million and $3.3 million in 2010 and 2009, respectively, compared to $786 thousand in 2008 due to industry wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification being below well-capitalized throughout most of 2010, and an industry-wide special assessment in 2009.

•	Goodwill impairment totaling $3.7 million in 2010.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009.

•

Valuation allowance of $20.5 million recorded against deferred tax assets in 2010 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net loss in 2010.

In total, the above events reduced our earnings by approximately $91.9 million and $76.7 million for the years ended December 31, 2010 and 2009, respectively, compared to the year ended December 31, 2008. Accordingly, we believe consummation of the Private Placement and successful completion of the Strategic Project Plan will result in significant improvement to our earnings going forward.

The credit-related costs for banks associated with the recession are significant. Beginning in the fourth quarter of 2008 and continuing throughout 2010, construction, acquisition and development real estate projects have slowed down, guarantors are financially stressed, and increasing credit losses have surfaced. During 2009 and 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration has manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and declines in fair values of real estate related assets, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

This resulted in a significant increase in the level of nonperforming assets through March 31, 2010, with a continued elevated level of such assets through December 31, 2010. While nonperforming assets are still high, we have now experienced three consecutive quarters of a reduction with an overall reduction of 21.6% since the peak at March 31, 2010.

In addition, many of these loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated selling costs with the fair values determined primarily based on third party appraisals. During 2009 and 2010, appraised values decreased significantly, even in comparison to appraisals received when the loans were originated in 2006 to 2009, and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets in 2010 and 2009 resulted in significant credit losses.

Recent Regulatory Developments

As a result of these circumstances and the examination of the Supervisory Authorities in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	On October 7, 2010, the Company consummated the Private Placement pursuant to which the Company received gross proceeds of $103.9 million from the issuance of shares of the Company’s common stock. Substantially all of the net proceeds of the Private Placement were contributed to the Bank as a capital contribution, resulting in the Company’s and the Bank’s capital levels being above the amounts specified in the Consent Order and to be categorized as well-capitalized.

Requirements of the Consent Order	Bank’s Compliance Status

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the supervisory authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	At December 31, 2010, as a result of the Private Placement consummated on October 7, 2010, as noted above, the Company received gross proceeds of $103.9 million from the issuance of shares of the Company’s common stock. Substantially all of the net proceeds of the Private Placement were contributed to the Bank as a capital contribution, resulting in the Bank’s capital levels being above the amounts specified in the Consent Order.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We have implemented a plan to monitor compliance with the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We prepared a written analysis and assessment of the Bank’s management and staffing needs and submitted the plan to the Supervisory Authorities in August 2010.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we have complied with this provision of the Consent Order. We submitted our revised policy to the Supervisory Authorities in July 2010.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”.	As part of our Strategic Project Plan summarized below, we have developed written loan workout plans to reduce classified assets, and we submitted our plans to the Supervisory Authorities in July 2010. The Supervisory Authorities may also amend the requirements of the Consent Order based on the results of their ongoing examinations.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	As part of our Strategic Project Plan summarized below, we have revised our policies and procedures for managing our real estate acquired in foreclosure, and we submitted our policies and procedures to the Supervisory Authorities in July 2010.

Requirements of the Consent Order	Bank’s Compliance Status

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we have complied with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are working aggressively to reduce our concentrations in commercial real estate. We submitted our plan to the Supervisory Authorities in August 2010.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed our loan policies and procedures for adequacy and made appropriate revisions to enhance our lending and credit administration functions. We have continued to refine our policies and procedures in 2010. We submitted the revised policy to the Supervisory Authorities in July 2010.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed our loan review and grading system to provide for the periodic review of our loan portfolio to review and categorize our loans. As described in more detail elsewhere in this report, we have conducted internal and external loan reviews in 2009 and 2010. We submitted the revised policy to the Supervisory Authorities in July 2010.

Requirements of the Consent Order	Bank’s Compliance Status

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.	We have prepared annual budgets for 2010 and 2011 that were approved by the Bank’s Board of Directors. We submitted the budgets to the Supervisory Authorities in August 2010.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.	As part of our Strategic Project Plan summarized below, in 2009 and 2010 we reviewed and updated our written Asset Liability and Investments Plan, and we submitted the plan to the Supervisory Authorities in July 2010.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	At June 30, 2010, we had eliminated all matters set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Prior to and at December 31, 2010, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we have complied with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we have complied with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we have complied with this provision of the Consent Order. On April 1, 2010, we were notified by the FDIC that it had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas. The FDIC has informed us that this high-rate determination is also effective for calendar year 2011.

Requirements of the Consent Order	Bank’s Compliance Status

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required thus far to the Supervisory Authorities. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisory Authorities. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 7, 2010 when a 25% ($56.7 million) reduction in criticized assets was required. We reduced our criticized assets by more than the amount necessary to meet the December 6, 2010 deadline. Our next incremental deadline, June 7, 2011, stipulates a 45% ($102.0 million) reduction in criticized assets from the September 30, 2009 balances. As of February 22, 2011, we have reduced our criticized assets by 53.2% ($114.9 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

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

Credit Quality.    Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued throughout 2010, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio in 2009 and 2010. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors. These internal and independent loan reviews will continue in 2011.

•

For problem loans identified, we prepared written workout plans that are borrower specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral.

•	We also increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations.

•

In July 2009, we hired a new Chief Credit Officer and reevaluated our lending policies and procedures and credit administration function and implemented significant enhancements. Among other changes, we reorganized our credit administration function, hired additional internal resources and external consulting assistance, and reorganized our line of business lending roles and responsibilities including separate designation of a commercial lending business with more direct oversight and clearer accountability.

•

In 2010, we hired additional personnel with expertise in problem asset workout and disposition, and in June 2010 we hired a seasoned department manager for our Special Assets Department which is now comprised of five individuals.

•

We are actively marketing problem assets for sale. Nonperforming assets declined $13.5 million (10.8%) during 2010, and by 21.6% since the peak at March 31, 2010. The decline during the fourth quarter 2010 was the third consecutive quarterly decline in nonperforming assets.

•

In September 2010, we decided to market for sale commercial loans totaling $90.9 million at September 30, 2010. During the fourth quarter of 2010, we sold five loans, representing two relationships, with a gross book value of $10.4 million, and we are continuing our efforts to sell the remaining loans held for sale. At December 31, 2010, we had commercial loans held for sale aggregating $66.2 million, of which $2.0 million were under contract for sale and expected to close in the first quarter 2011.

Liquidity.    In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns which resulted in retained and new certificates of deposit through June 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and therefore we have not utilized any special campaigns. In addition, given our cash position, in the fourth quarter 2010 continuing into the first quarter 2011, we are not pursuing special CD campaigns and have reduced our deposit pricing to allow our higher priced CDs to roll off as they mature.

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

•

Anticipated filing of our 2008 income tax refund claims for the carryback of net operating losses generated in 2010. The carryback of these losses is expected to result in the refund of $7.4 million of income taxes previously paid for the 2008 tax year. The refund is expected to be received in 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $4.7 million for the year ended December 31, 2010 when compared with investing these funds at the average yield of 2.75% on our investment securities. Following the consummation of our Private Placement on October 7, 2010, we have redeployed, through February 22, 2011, $96.0 million of this cash into investment securities and prepaid $91 million of FHLB advances which were scheduled to mature in January through April 2011.

At February 22, 2011, funding sources included cash invested at the Federal Reserve totaling $156.4 million, approximately $4.1 million in available repurchase agreement capacity, $82.8 million from the FHLB, and our correspondent bank line of credit totaling $5 million.

Capital.    At December 31, 2010, as a result of the consummation of the Private Placement on October 7, 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio by $362.9 million and total assets by $48.3 million since March 31, 2009.

•	Evaluated other capital saving alternatives such as asset sales and reducing outstanding credit commitments.

•

Issued unsecured convertible debt from the Company in March 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution. On October 7, 2010, as a result of the Private Placement, these notes were converted into common stock of the Company.

•

As a condition of the Private Placement, conducted a $10 million follow-on common stock offering to our legacy shareholders as of October 6, 2010 and institutional investors in the Private Placement. The follow-on offering was fully subscribed resulting in the issuance of common stock for gross proceeds of $10.0 million in December 2010 and the first quarter 2011. The net proceeds of the offering were invested in the Bank.

Earnings.    We have been implementing an earnings plan that is focused on improvement through a combination of revenue increases and expense reductions, including assistance from external consulting firms to review our current and potential new products and services and related rates and fees, and to identify process and efficiency improvements.

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At December 31, 2010, loans aggregating $214.6 million had interest rate floors, of which $196.1 million had floors greater than or equal to 5%. In June and July 2010, we began loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, during 2010 we also borrowed longer-term advances from the FHLB, and extended maturities on certain CD specials to lock in the low interest rates at the time of the specials. In December 2010 and January 2011, we used excess cash earning 0.25 basis points to prepay $91.0 million of FHLB advances bearing interest at an average rate of 1.58%.

•

We are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. In addition, we revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 31, 2011.

•

We identified specific opportunities for noninterest expense reductions, which were realized in 2009 and 2010, and are continuing to review other expense areas for additional reductions. These expense reductions have been and will continue to be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services business and entered into a referral and services agreement with Global Direct Payments, Inc. (“Global Direct”) related to our merchant services business which resulted in a net gain of $587 thousand. Similarly, in December 2010, we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc., which resulted in a net gain of $1.2 million.

Summary

In summary, during the year ended December 31, 2010, we continued to be impacted by the negative financial conditions of our borrowers and the economy in general, but we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009. We completed a significant component of the Plan by consummation of the Private Placement on October 7, 2010. We believe that raising capital, combined with an improving economy and our continued focus on credit quality and earnings improvements, will accelerate our road to recovery and return to profitability in the post-recession environment. We believe that we may return to profitability, on a quarterly basis, at some point during 2012. However, as discussed in this report, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

Financial Condition

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Our organization structure delineation and more granular line of business management reporting efforts will continue in 2011. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis, with commentary on business specific implications if more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	December 31,		Dollar variance	Percent variance
	2010	2009
Assets
Cash and cash equivalents
Cash and due from banks	$223,017	$188,084	$34,933	18.6%

Total cash and cash equivalents	223,017	188,084	34,933	18.6
FHLB stock, at cost	6,785	7,010	(225)	(3.2)
Investment securities available for sale, at fair value	218,775	119,986	98,789	82.3
Mortgage loans held for sale	4,793	3,884	909	23.4
Commercial loans held for sale	66,157	—	66,157	100.0
Loans, gross	793,426	1,040,312	(246,886)	(23.7)
Less: allowance for loan losses	(26,934)	(24,079)	(2,855)	11.9

Loans, net	766,492	1,016,233	(249,741)	(24.6)
Premises and equipment, net	28,109	29,605	(1,496)	(5.1)
Goodwill	—	3,691	(3,691)	(100.0)
Accrued interest receivable	4,702	4,322	380	8.8
Foreclosed real estate	19,983	27,826	(7,843)	(28.2)
Income tax refund receivable	7,436	20,869	(13,433)	(64.4)
Deferred tax asset	—	5,799	(5,799)	(100.0)
Other	8,998	8,454	544	6.4

Total assets	$1,355,247	$1,435,763	$(80,516)	(5.6)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$141,281	$142,609	$(1,328)	(0.9)%
Interest-bearing	1,032,081	1,072,305	(40,224)	(3.8)

Total deposits	1,173,362	1,214,914	(41,552)	(3.4)
Retail repurchase agreements	20,720	15,545	5,175	33.3
Commercial paper (Master notes)	—	19,061	(19,061)	(100.0)
FHLB borrowings	35,000	101,000	(66,000)	(65.3)
Accrued interest payable	1,187	2,020	(833)	(41.2)
Other	11,079	8,208	2,871	35.0

Total liabilities	1,241,348	1,360,748	(119,400)	(8.8)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	474	32,282	(31,808)	(98.5)
Capital surplus	133,112	2,599	130,513	5,021.7
Retained earnings (deficit)	(13,108)	47,094	(60,202)	(127.8)
Accumulated other comprehensive loss, net of tax	(6,579)	(6,960)	381	(5.5)

Total shareholders’ equity	113,899	75,015	38,884	51.8

Total liabilities and shareholders’ equity	$1,355,247	$1,435,763	$(80,516)	(5.6)%

Cash and Cash Equivalents

Cash and cash equivalents increased $34.9 million at December 31, 2010 over December 31, 2009 due primarily as a result of maintaining our excess cash with the Federal Reserve to provide liquidity, notwithstanding the negative impact to our interest income since we only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. For the year ended December 31, 2010, the difference between the interest earned on the cash at the Federal Reserve at 25 basis points and the interest that could have been earned by investing this cash in the securities portfolio at the average yield on the portfolio of 2.75% was $4.7 million. Upon consummation of the Private Placement in October 2010, we began redeploying this cash balance by investing $100 million in investment securities in the fourth quarter 2010 and prepaying $91.0 million of FHLB advances in December 2010 and January 2011. We also plan to redeploy an additional $55 million into investment securities in the first quarter 2011. We believe that redeploying our excess cash will improve our net interest margin going forward.

Concentrations and Restrictions.    In an effort to manage counterparty risk, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans. We regularly evaluate the risk associated with the counterparties to these potential transactions to ensure that we would not be exposed to any significant risks with regard to our cash and cash equivalent balances.

The following table summarizes cash and cash equivalents pledged as collateral and therefore restricted at the dates indicated (in thousands).

	December 31, 2010	December 31, 2009
Secure a letter of credit	$—	$512
Merchant credit card agreements	451	836

Total	$451	$1,348

FHLB Stock

We are a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. At December 31, 2010, we had $35.0 million of outstanding advances from the FHLB under an available credit facility of 10% of assets, which is limited to available collateral. We have the capacity to borrow an additional $53.3 million from the FHLB based on available collateral as of December 31, 2010.

As an FHLB member, the Company is required to purchase and maintain stock in the FHLB. At December 31, 2010, we had $6.8 million in FHLB stock, which was in compliance with this requirement. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on the FHLB requirements, and requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Historically, redemption of this stock has been at par value. Dividends are paid on this stock also at the discretion of the FHLB. We have received dividends on our FHLB stock and the average dividend yield for 2010 was 0.33%; however, there can be no guarantee of future dividends. The carrying value of FHLB stock approximates fair value. The carrying value of this stock was $7.0 million at December 31, 2009.

Investment Activities

General.    Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity, and expected rate of return risk.

Composition.    The following table summarizes the composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2010		December 31, 2009		December 31, 2008
	Total	% of total	Total	% of total	Total	% of total
U.S. Treasury and federal agencies	$37,426	17.1%	$16,297	13.6%	$—	—%
State and municipal	52,462	24.0	46,785	39.0	50,830	40.5
Collateralized mortgage obligations	108,171	49.4	40,318	33.6	54,639	43.5
Other mortgage-backed (federal agencies)	20,716	9.5	16,586	13.8	20,127	16.0

Total investment securities available for sale	$218,775	100.0%	$119,986	100.0%	$125,596	100.0%

Average balances of investment securities available for sale increased to $135.4 million during the year ended December 31, 2010 from $119.2 million during the same period of 2009. This increase was the result of purchases in July 2010 of U.S. Treasury and federal agencies purchased to acquire additional securities to pledge as collateral for FHLB borrowings, as well as reinvestment of our excess cash into securities in the fourth quarter 2010.

The fair value of the investment securities available for sale portfolio represented 16.1% of total assets at December 31, 2010 and 8.4% of total assets at December 31, 2009.

Through February 22, 2011, we purchased additional state and municipal, collateralized mortgage obligations, and other mortgage-backed investment securities aggregating approximately $53.3 million.

Unrealized Position.    The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2010		December 31, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and federal agencies	$37,430	$37,426	$16,294	$16,297	$—	$—
State and municipal	51,243	52,462	44,908	46,785	50,297	50,830
Collateralized mortgage obligations	107,876	108,171	42,508	40,318	58,033	54,639
Other mortgage-backed (federal agencies)	20,189	20,716	15,783	16,586	19,876	20,127

Total investment securities available for sale	$216,738	$218,775	$119,493	$119,986	$128,206	$125,596

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

We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. We utilize multiple third party pricing services and brokers to obtain fair values; however, we generally obtain one price / quote for each individual security. For securities priced by third party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the unadjusted value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures.

Pledged.    Public depositors from state and local municipalities typically require that the Bank pledge investment grade securities to the accounts to ensure repayment. Although the funds are usually a low cost, relatively stable source of funding for the Bank, availability depends on the particular government’s fiscal policies and cash flow needs.

Investments securities were pledged as collateral for the following at the dates indicated (in thousands).

	December 31, 2010	December 31, 2009
Public funds deposits	$67,260	$73,185
Federal funds from correspondent banks	—	6,300
FHLB advances and line of credit	48,344	29,767

Total	$115,604	$109,252

Other-Than-Temporary Impairment.    The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Gross unrealized losses decreased $1.4 million from December 31, 2009 to December 31, 2010, primarily within the collateralized mortgage obligation sector of the investment securities portfolio. Eleven collateralized mortgage obligations were sold during the year ended December 31, 2010. The gross unrealized losses on the sold collateralized mortgage obligations totaled $2.0 million at December 31, 2009.

Based on our other-than-temporary impairment analysis at December 31, 2010, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Based on our other-than-temporary impairment analysis at December 31, 2009, one collateralized mortgage obligation with a fair value of $2.3 million and amortized cost of $3.3 million was other-than-temporarily impaired. We reached this conclusion based on the fair value of the security being below the amortized cost and our analysis of broker-provided fair values as verified by other external sources. Due to the fact that at the time of the analysis we did not intend to sell this security nor was it more likely than not that we would have to sell the security prior to the recovery of its amortized cost basis less any current period credit loss, the amount of impairment related to credit loss was recognized in earnings and the amount of impairment related to other matters was recognized in other comprehensive income. For the year ended December 31, 2009, a $49 thousand other-than-temporary credit impairment was recognized in Other noninterest expense in the Consolidated Statements of Income (Loss).

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

Ratings.    The following table summarizes Moody’s Investors Service’s (“Moody’s”) ratings, by segment, of the investment securities available for sale based on fair value, at December 31, 2010. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	100%	8%	100%	100%
Aa1-A1	—	64	—	—
Baa1	—	10	—	—
Not rated or withdrawn rating	—	18	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at December 31, 2010, 24% were rated AAA by Standard and Poor’s, 47% were rated AA+, 22% were rated AA, 5% were rated AA-, and 2%, or $204 thousand, were not rated by Standard and Poor’s.

Maturities.    The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of amortized cost of investment securities available for sale at and for the period ended December 31, 2010 (dollars in thousands). Weighted-average yields have not been computed on a fully taxable-equivalent basis. Collateralized mortgage obligations and other mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized cost	Book yield
U.S. Treasury and federal agencies
In one year or less	$37,430	0.2%
After 1 through 5 years	—	—
After 5 through 10 years	—	—
After 10 years	—	—

Total U.S. Treasury and federal agencies	37,430	0.2
State and municipal
In one year or less	3,389	3.3
After 1 through 5 years	24,924	3.5
After 5 through 10 years	13,220	3.5
After 10 years	9,710	3.1

Total state and municipal	51,243	3.4
Collateralized mortgage obligations
In one year or less	—	—
After 1 through 5 years	—	—
After 5 through 10 years	12,564	1.5%
After 10 years	95,312	1.7%

Total collateralized mortgage obligations	107,876	1.6%
Other mortgage-backed (federal agencies)
In one year or less	—	—
After 1 through 5 years	49	4.0
After 5 through 10 years	2,639	5.2
After 10 years	17,501	4.1

Total other mortgage-backed (federal agencies)	20,189	4.2

Total investment securities available for sale	$216,738	1.2%

The weighted average life of investment securities available for sale was 3.0 years, based on expected prepayment activity, at December 31, 2010. Since 59% of the portfolio, based on amortized cost, is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-term duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations.    The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate book values exceed 10% of shareholders’ equity at December 31, 2010 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Freddie Mac	$30,226	$30,112	26.4%
Fannie Mae	24,930	24,934	21.9%
Ginnie Mae	50,387	50,394	44.2%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose book values exceed 10% of shareholders’ equity at December 31, 2010 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Fannie Mae	$15,523	$15,014	13.2%

Realized Gains and Losses.    The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Realized gains	$1,149	$2	$1
Realized losses	(1,139)	—	—

Net realized gains	$10	$2	$1

Lending Activities

General.    Loans continue to be the largest component of our assets. During the year ended December 31, 2010, gross loans declined approximately $246.9 million (23.7%), including the net transfer of $84.9 million commercial real estate loans to the held for sale portfolio in 2010, as we actively seek to reduce our commercial real estate loan portfolio to improve our credit quality and preserve capital. Based on our risk assessment of borrowers, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and sales.

Commercial Loans Held for Sale.    In September 2010, we decided to market for sale commercial loans totaling $90.9 million at September 30, 2010, and we are evaluating the bids received on a loan by loan basis. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year end. In many cases, we have not accepted such discounted bids. In certain cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order.

During the fourth quarter of 2010, we entered into contracts to sell loans with a gross book value of $13.9 million, of which $10.4 million closed in the fourth quarter. During the fourth quarter of 2010, we transferred $6.0 million of commercial loans held for sale back to loans held for investment, as our intentions with respect to these loans had changed. We are continuing our efforts to sell the remaining loans held for sale. At December 31, 2010, we had commercial loans held for sale aggregating $66.2 million, of which $2.0 million were under contract for sale and expected to close in the first quarter 2011. Writedowns of $1.1 million were recorded in the fourth quarter 2010 to reduce the value of these assets to fair value, some of which were based on the contract values, less estimated costs to sell.

The loans held for sale were marketed for sale by loan sale advisory firms and through our own efforts, and we made the strategic decision in the fourth quarter to accept bids on certain loans that were lower than their appraised values which were the basis for their initial carrying amounts in loans held for sale. In making this decision, we attempted to balance the negative capital impact of selling loans at a loss with the positive impact of reducing our nonperforming assets, with the reduction in nonperforming assets also a requirement of the Consent Order.

At December 31, 2010, commercial loans held for sale are carried at the lower of cost or fair value, and a valuation allowance of $2.3 million is recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $66.2 million. Of the aggregate balance of commercial loans held for sale, 98.6% are commercial real estate loans based on FDIC code.

Loans Composition.    Disclosure guidance related to a company’s allowance for loan losses and the credit quality of its financing receivables require the loans and allowance for loan losses disclosures to be provided on a disaggregated basis. This disaggregated basis has been defined as portfolio segments, the level at which we develop and document our methodology to determine our allowance for loan losses, and classes, a level of information below the portfolio segment that provides an understanding as to the nature and extent of exposure in our loan portfolio. For reporting purposes, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the way we develop and document our allowance for loan losses. FDIC codes are based on the underlying loan collateral.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Commercial real estate	$573,822	66.8%	$695,263	66.8%	$781,745	67.5%	$659,615	63.2%	$559,748	59.2%
Single-family residential	178,980	20.8	203,330	19.6	217,734	18.8	209,274	20.0	156,238	16.5
Commercial and industrial	47,812	5.6	61,788	5.9	73,609	6.4	77,555	7.4	126,742	13.4
Consumer	52,652	6.1	76,296	7.3	79,295	6.8	93,983	9.0	101,098	10.7
Other	6,317	0.7	3,635	0.4	6,097	0.5	4,343	0.4	2,087	0.2

Total loans	$859,583	100.0%	$1,040,312	100.0%	$1,158,480	100.0%	$1,044,770	100.0%	$945,913	100.0%

Less: Commercial loans held for sale	(66,157)		—		—		—		—

Loans, gross	$793,426		$1,040,312		$1,158,480		$1,044,770		$945,913

Loans included in the preceding loan composition table are net of participations sold. Participations sold totaled $12.5 million (2 loans) at both December 31, 2010 and 2009, respectively. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $423.6 million and $426.6 million at December 31, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

Underwriting.    General. There are inherent risks associated with our lending activities. Prudent risk taking requires sound policies intended to manage the risk within the portfolio and control processes intended to ensure compliance with those policies. We continue to review our lending policies and procedures and credit administration function. During 2009 and 2010, we implemented several enhancements, including centralized controls over construction draws, reduction of lending limit approval authorities, prohibition of out-of-market loans to borrowers for which we do not have a previously existing relationship, hiring and reassignment of personnel with expertise in credit administration and special assets management, and internal and external training in areas of negotiation and financial statement analysis.

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

Loan Scoring and Approval. We have established and follow guidelines with regard to the scoring and approval of loans. Our loan approval process is multi-layered and incorporates a computer-based scoring analysis for all consumer loans and all commercial loans whereby the total corporate exposure is less than $500 thousand. All commercial loans with total corporate exposure greater than or equal to $500 thousand are reviewed and approved by individuals with the process and our officer’s credit committee if greater than $5.0 million, and, if over certain higher limits, by the Board of Directors.

Monitoring and Validation. Compliance with our underwriting policies and procedures is monitored through a loan approval and documentation review process and the resulting exception reports.

We perform, internally and through the use of an independent third party, independent loan reviews to validate our loan risk program on a periodic basis. Although all of the loans within our loan portfolio are included in the population from which to select loans subject to review, commercial real estate loans are given more weight in the loan review selection process as a result of their risk characteristics and their concentration within our loan portfolio. Loan review reports are submitted to the management Credit Committee and the Board of Directors, and the third party loan review firm meets independently with the Credit Committee of the Board of Directors. The loan review process complements and reinforces our risk identification and assessment decisions.

Given our significant credit losses in 2009 and 2010, we implemented several enhancements including detailed loan reviews, written workout plans for problem loans, increased monitoring of borrower and industry sectors, hiring and reassignment of personnel with expertise in credit administration and special assets management, and active marketing and reduction of problem assets from our portfolio. During 2009 and 2010, we also significantly enhanced our internal loan reporting and reporting to the Board of Directors.

Commercial Real Estate. Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans with additional standards with regard to real estate collateral. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. We monitor and evaluate commercial real estate loans based on collateral type. In addition, we analyze the loans based on owner occupied commercial real estate loans versus nonowner occupied loans.

We make commercial real estate loans to businesses within varying industry sectors. Interest rates charged on these real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable rates, although the rate may be fixed, generally for three to five years, for the term of the loan depending on market conditions, collateral, and our relationship with the borrower. Amortization of commercial and installment real estate loans varies but typically does not exceed 20 years. Normally, we have collateral securing real estate loans appraised by independent third party appraisers prior to originating the loan.

We originate loans to developers and builders that are secured by nonowner occupied properties. Such loans are typically approved based on predetermined loan-to-collateral values. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and / or financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and values associated with the complete projects and often involve the disbursement of funds with repayment dependent on the success of the ultimate project. Sources of repayment for these types of loans may be precommitted permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. We monitor these loans by conducting onsite inspections. During 2009 and 2010, we centralized the oversight and disbursement of construction draws to contractors working for borrowers, and we hired a construction draw manager to review advance requests before funds are advanced to borrowers. We believe that these loans have higher risks than other real estate loans because their repayment is sensitive to interest rate changes, governmental regulation of real property, general economic and market conditions, and the availability of long-term financing particularly in the current economic environment. During 2009 and 2010, the higher risk nature of these loans was evidenced by the higher concentration of charge-offs of these types of loans.

Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably while prudently expanding the borrower’s business. Underwriting standards are designed to promote relationship banking rather than transactional banking. If we believe that the borrower’s management possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the likelihood that the borrower will repay its obligations as agreed. Commercial and industrial loans are primarily made based on the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The actual cash flows of borrowers, however, may not be as expected, and the collateral securing loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. However, we make some short-term loans on an unsecured basis. In the case of loans secured by accounts receivable or inventory, the availability of funds for the repayment of these loans may depend substantially on the ability of the borrower to collect amounts due from its customers or to liquidate inventory at sufficient prices. During 2009 and 2010, we increased our procedures for monitoring loans secured by commercial and industrial collateral by centralizing the monitoring of all accounts receivable and inventory lines under Credit Underwriting, which monitors and tests the collateral. Also, as each loan matures and is considered for renewal, we place a defined monitoring schedule in the approval package and track it centrally for adherence to our policy. Results are reported to the management Credit Committee on a quarterly basis.

Our commercial and industrial loans are generally made with terms that do not exceed five years. Such loans may have fixed or variable interest rates with variable rates that change at periods ranging from one day to one year based on the prime lending rate as the interest rate index.

Single-family Residential. Underwriting standards for single-family real estate purpose loans are heavily regulated by statutory requirements, which include, but are not limited to, maximum loan-to-value percentages.

Our mortgage lenders make both fixed-rate and adjustable-rate single-family mortgage loans with terms generally ranging from 10 to 30 years. We may offer loans that have interest rates that adjust annually or adjust annually after being fixed for a period of several years in accordance with a designated index.

Adjustable-rate mortgage loans may be originated with a limit on any increase or decrease in the interest rate per year further limited by the amount by which the interest rate can increase or decrease over the life of the loan. In order to encourage the origination of adjustable-rate mortgage loans with interest rates that adjust annually, we generally offer a more attractive rate of interest on such loans than on fixed-rate mortgage loans.

Effective January 1, 2010, to better manage our regulatory compliance and provide more consistent underwriting and loan pricing, we began originating all new single-family first mortgage and closed-end second mortgage loans through our Mortgage department rather than through our branch network.

A large percentage of our originated single-family mortgage loans are underwritten pursuant to guidelines that permit the sale of these loans in the secondary market to government or private agencies. We participate in secondary market activities by selling whole loans and participations in loans primarily to the FHLB under its Mortgage Partnership Program and Freddie Mac. This practice enables us to satisfy demand for these loans in our local communities, to meet our asset and liability objectives and to develop a source of fee income through the servicing of these loans. We may sell fixed-rate, adjustable-rate, and balloon-term loans. Based on current interest rates as well as other factors, we normally sell most of our originations of conforming residential mortgage loans to Freddie Mac and retain the servicing of the underlying loans. Recently, there has been extensive media reporting related to potential recourse relating to residential mortgage loan sales. In certain loan sales, we provide recourse whereby we are required to repurchase loans on the occurrence of certain specific events. In 2009 and 2010, we repurchased three loans associated with our mortgage loan sales, and at December 31, 2010 we do not believe we have any outstanding obligations to repurchase mortgage loans previously sold.

To protect against declines in collateral value, when we originate and underwrite single-family mortgage loans to be retained in our residential mortgage portfolio, if the loan exceeds 80% of the collateral value, we generally require private mortgage insurance that protects us against losses of at least 20% of the mortgage loan amount.

Consumer. Our loan scoring and approval policies and procedures, as outlined previously, coupled with relatively small loan amounts that are spread across many individual borrowers, minimize risk within the consumer sectors of our loan portfolio.

Pledged.    To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. At December 31, 2010 and 2009, $346.3 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit, respectively, of which $92.5 million and $162.0 million, respectively, was available as lendable collateral.

At December 31, 2010 and December 31, 2009, $10.9 million and $ 108.8 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations.    General. During 2009 and continuing into 2010, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. In addition, we are evaluating the potential sale, individually or in bulk, of performing and nonperforming commercial loans. In September 2010, we decided to market for sale commercial loans to reduce our nonperforming assets and concentration in commercial real estate. During the fourth quarter of 2010, we sold five loans, representing two relationships, with a gross book value of $10.4 million and we are continuing our efforts to sell the remaining commercial loans held for sale. At December 31, 2010, commercial loans held for sale aggregated $66.2 million, of which $2.0 million were under contract for sale and expected to close in the first quarter 2011. Sale of these loans is reducing our commercial real estate concentration.

Loan Type/Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at December 31, 2010 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$125,331	$11,122	$136,453	15.9%	104.5%
Multifamily residential	18,327	7,943	26,270	3.1	20.1
Nonfarm nonresidential	364,939	46,160	411,099	47.8	314.7

Total loans secured by commercial real estate	$508,597	$65,225	$573,822	66.8%	439.3%

The following table further categorizes loans secured by commercial real estate at December 31, 2010 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land—unimproved (commercial or residential)	$46,286	$2,174	$48,460	5.7%	37.1%
Land development—commercial	12,676	463	13,139	1.5	10.1
Land development—residential	45,858	7,939	53,797	6.3	41.2
Commercial construction:
Retail	4,425	—	4,425	0.5	3.4
Office	241	—	241	—	0.2
Multifamily	1,693	—	1,693	0.2	1.3
Industrial and warehouse	947	—	947	0.1	0.7
Miscellaneous commercial	3,275	—	3,275	0.4	2.4

Total development commercial real estate loans	115,401	10,576	125,977	14.7	96.4
Existing and other commercial real estate loans
Secured by:
Hotel / motel	62,036	33,533	95,569	11.1	73.2
Retail	17,650	6,375	24,025	2.8	18.4
Office	23,469	1,656	25,125	2.9	19.2
Multifamily	18,327	7,943	26,270	3.1	20.1
Industrial and warehouse	11,538	1,488	13,026	1.5	10.0
Healthcare	13,008	—	13,008	1.5	10.0
Miscellaneous commercial	119,191	2,637	121,828	14.2	93.3
Residential construction—speculative	820	546	1,366	0.2	1.0

Total existing and other commercial real estate loans	266,039	54,178	320,217	37.3	245.2
Commercial real estate owner occupied and residential loans
Secured by:
Commercial—owner occupied	118,046	471	118,517	13.8	90.7
Commercial construction—owner occupied	3,525	—	3,525	0.4	2.7
Residential construction—contract	5,586	—	5,586	0.6	4.3

Total commercial real estate owner occupied and residential loans	127,157	471	127,628	14.8	97.7

Total loans secured by commercial real estate	$508,597	$65,225	$573,822	66.8%	439.3%

Geographic Concentration. Unlike larger national or regional banks that are more geographically diversified, we primarily provide our services to customers within our market area. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values, or the demand for our products and services, among other things. In addition, during 2006 to 2008, we originated out-of-market loans, purchased participation loans from other banks, and / or obtained brokered loans brought to us by loan brokers, which were generally to non-customers for whom we had no pre-existing banking relationship. In connection with our 2009 and 2010 loan portfolio and lending practices reviews, we determined that out-of-market loans were a significant contributing factor to our increased credit losses and, as such, no longer originate such loans.

Although our geographic concentration limits us to the economic risks within our market area, our lack of geographic diversification may make it particularly sensitive to adverse impacts of negative economic conditions that impact our market area.

Maturities and Sensitivities of Loans to Changes in Interest Rates.    The following table summarizes our total loan portfolio, including mortgage and commercial loans held for sale, by portfolio segment, at December 31, 2010 that, based on contractual terms, were due during the periods noted. Loans having no stated maturity and no stated schedule of repayment, except for equity lines of credit, are reported as due in one year or less. Equity lines of credit are mortgage loans intended to be long-term real estate consumer products and are reported as due after five years. The table also summarizes our loan portfolio at December 31, 2010 with regard to fixed-rate and variable-rate maturity or repricing terms due in periods after one year (in thousands).

	Maturity or Repricing Term				Rate structure for loans with maturities or repricing terms over one year
	Due in one year or less	Due after one year through five years	Due after five years	Total	Fixed-rate	Variable- rate
Commercial real estate	$239,384	294,632	39,806	573,822	334,438	—
Single-family residential	55,380	41,721	86,672	183,773	104,611	23,782
Commercial and industrial	24,624	21,488	1,700	47,812	23,188	—
Consumer	5,008	41,652	5,992	52,652	47,644	—
Other	3,063	2,088	1,166	6,317	3,254	—

Total loans, including mortgage and commercial loans held for sale	$327,459	401,581	135,336	864,376	513,135	23,782

Asset Quality.    Given the negative credit quality trends which began in 2008, accelerated during 2009, and continued into 2010, we have performed extensive analysis of our nonconsumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status, and collateral valuation of the loans by the loan officers, our senior management team, external consultants, and an external loan review firm. Of particular significance is that these reviews have currently identified 30 specifically identified borrower relationships (43 individual loans) that have resulted in $70.7 million (63%) of the $112.9 million of net loan charge-offs, writedowns on loans held for sale, and writedowns on foreclosed assets recorded in the past eight quarters. In general, these loans, have one or more of the following common characteristics:

•	Individually larger commercial real estate loans originated in 2004 through 2008 that were larger and more complex loans than we historically originated.

•

Out-of-market loans, participated loans purchased from other banks, or brokered loans brought to us by loan brokers, which were generally to non-customers for whom we generally had no pre-existing banking relationship.

•

Concentrated originations in commercial real estate, including acquisition development and construction loans, by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

In general, our entire commercial real estate loan portfolio has been impacted by the challenging economic environment in 2008, 2009, and 2010. However, this pool of loans is the primary contributor to our deteriorated asset quality, charge-offs, and resulting net loss over the past eight quarters. In addition, this pool of loans has exhibited a loss given default much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing customers that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

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

We also continue to review our lending policies and procedures and credit administration function. To this end, during 2009 and 2010 we implemented several enhancements as follows:

•

Construction draws: In 2009, we centralized the oversight and disbursement of construction draws to contractors working for borrowers, and hired a construction draw manager to review advance requests before funds are advanced to borrowers.

•

Loan Policy: In 2009 and 2010, we amended our loan policy to, among other changes, reduce lending limit approval authorities, prohibit out-of-market loans to borrowers for which we do not have a previously existing relationship, and prohibit brokered loans.

•

Credit Administration: In 2009, we hired a new Chief Credit Officer who brings over 25 years of credit administration, loan review, and credit policy experience to the Company; we reassigned two commercial lenders to credit analysts in the Credit Administration department; and we hired an additional Credit Administration executive.

•

Special Assets: In 2009 and 2010, we engaged two external workout consultants (who have since completed their engagements); reassigned a commercial lender; hired two experienced special assets professionals, and we hired a seasoned department leader to manage our Special Assets Department. This department is currently comprised of five people and these internal personnel and external consultants have been focused exclusively on accelerated resolution of our problem assets.

•

Training: During 2010, we conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, and appraisals.

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

Nonperforming Assets. Nonaccrual loans are those loans that we have determined offer a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between us and the borrower. Loans may be manually placed in nonaccrual status if we determine that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures, including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

At December 31, 2010, nonperforming assets decreased $13.5 million (10.8%) from December 31, 2009, which is a total decline of 21.6% from the peak at March 31, 2010 and the third consecutive quarterly decline. However, we continue to have a high risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	December 31,
	2010	2009	2008	2007	2006
Construction, land development and other land loans	$52,528	$47,901	$15,409	$182	$—
Multifamily residential	7,943	9,844	231	—	—
Nonfarm nonresidential	18,781	23,330	23,761	3,164	4,873
Single-family real estate, revolving, open end loans	998	127	305	143	54
Single-family real estate, closed end, first lien	7,607	7,079	2,264	638	1,229
Single-family real estate, closed end, junior lien	866	446	57	—	115
Commercial and industrial	2,197	7,475	763	567	549
Credit cards	26	372	—	—	—
All other consumer	459	312	178	116	179
Farmland	—	50	—	—	—

Total nonaccrual loans	91,405	96,936	42,968	4,810	6,999
Real estate acquired in settlement of loans	19,983	27,826	6,719	7,743	600
Repossessed automobiles acquired in settlement of loans	104	188	564	403	319

Total foreclosed assets	20,087	28,014	7,283	8,146	919

Total nonperforming assets	$111,492	$124,950	$50,251	$12,956	$7,918

Less: Nonaccrual commercial loans held for sale	(27,940)	—	—	—	—

Adjusted nonperforming assets	$83,552	$124,950	$50,251	$12,956	$7,918

Loans*	$859,583	$1,040,312	$1,158,480	$1,044,770	$945,913
Total assets	1,355,247	1,435,763	1,368,328	1,246,680	1,152,701
Total nonaccrual loans as a percentage of:
loans* and foreclosed assets	10.39%	9.07%	3.69%	0.46%	0.74%
total assets	6.74	6.75	3.14	0.39	0.61
Total nonperforming assets as a percentage of:
loans* and foreclosed assets	12.67%	11.70%	4.31%	1.23%	0.84%
total assets	8.23	8.70	3.67	1.04	0.69

*	includes gross loans and commercial loans held for sale

Loans placed in nonaccrual status during 2010 resulted from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that payment in full of principal or interest was not expected due to personal cash flows from the borrowers and guarantors inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans, or a decline in fair values of the collateral resulting in lower cash proceeds from property sales.

Twenty-three loans with a balance at December 31, 2010 greater than $1 million comprised approximately 62% of our nonaccrual loans at December 31, 2010. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential/residential lots/golf course development	$39,470	43%
Multifamily residential	7,400	8
Real estate for commercial use	8,700	10
Marina	1,228	1

Total nonaccrual loans > $1 million secured by commercial real estate	$56,798	62%

Additionally, four of these loans (18% based on the principal balance at December 31, 2010) were purchased participations and six of these loans (23% based on the principal balance at December 31, 2010) are out-of-market loans. In 2009, we amended our loan policy to preclude originating any new loans of these kinds.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $4.3 million would have been reported during the year ended December 31, 2010 had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the changes in the Foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $4.6 million (three properties) at December 31, 2010.

	At and for the years ended December 31,
	2010	2009	2008
Foreclosed real estate, beginning of period	$27,826	$6,719	$7,743
Plus: New foreclosed real estate	20,423	24,628	2,778
Less: Proceeds from sale of foreclosed real estate	(17,616)	(689)	(3,511)
Less: Gain / (loss) on sale of foreclosed real estate	587	(72)	(123)
Less: Provision charged to expense	(11,237)	(2,760)	(168)

Foreclosed real estate, end of period	$19,983	$27,826	$6,719

The following table summarizes the Foreclosed real estate portfolio, by FDIC code, at December 31, 2010 (in thousands).

Construction, land development, and other land loans	$6,727
Single-family residential	1,807
Multifamily residential	1,956
Nonfarm, nonresidential	9,493

Total real estate acquired in settlement of loans	$19,983

Four individual properties greater than $1 million comprised approximately 48% of our foreclosed real estate portfolio at December 31, 2010. Of these properties, 37% were retirement center properties, 32% were retail offices, 20% were hotel properties, and 11% were commercial lots. Additionally, 57% of these properties were participations. Two of the four were the result of out-of-market loans.

These properties are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the current real estate environment and the continued downward trend in third party appraised values.

During the year ended December 31, 2010, we sold 99 properties with an aggregate net carrying amount of $17.0 million in total foreclosed real estate sales at a net gain of $587 thousand.

Subsequent to December 31, 2010, four properties with an aggregate net carrying amount of $2.2 million were sold at a loss of $62 thousand. At February 22, 2011, 11 additional properties with an aggregate net carrying amount of $5.4 million were under contract for sale to close in the first and/or second quarter of 2011.

We are actively addressing the elevated level of nonperforming assets and will continue to be aggressive in working to resolve these issues as quickly as possible. For problem assets identified, we prepared written workout plans that are borrower specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral. We are also actively marketing for sale commercial loans held for sale. However, given the nature of the projects related to such loans and the distressed values within the real estate market, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that current negative asset quality trends may continue for coming periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings. Troubled debt restructurings are loans which have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower, for example, reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender. As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At December 31, 2010, the principal balance of troubled debt restructurings, in gross loans and commercial loans held for sale, totaled $44.9 million, of which loans totaling $17.2 million are classified as commercial loans held for sale.

Historically, we have not split loans into two legally separate loans. However, at December 31, 2010, we had four loans that had been legally split into separate loans (commonly referred to as an A/B loan structure), with both the A and B loans accounted for as troubled debt restructures. Restructuring these loans into legally separate loans resulted in charge-offs of $1.5 million of the B loans during 2010. All of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at December 31, 2010 were $8.2 million and $11.4 million, respectively.

Twelve individual loans greater than $1 million comprised $35.8 million (80%) of our troubled debt restructurings, including commercial loans held for sale, at December 31, 2010. One of the loans experienced rate concessions, two experienced term concessions, five experienced rate and term concessions, and three experienced a reduction in required principal paydowns. At December 31, 2010, 11 of the loans totaling $34.3 million are performing as expected under the new terms.

A troubled debt restructuring can be removed from this classification in years after the restructuring if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement. For the year ended December 31, 2010, no loans were removed from this classification. In the first quarter of 2011, we anticipate that $8.2 million of these loans will be removed from troubled debt restructuring status as they are performing in accordance with their restructured terms.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the borrower or of the collateral pledged, if any, have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan, and are characterized by the distinct possibility that we will sustain some loss of the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of December 31, 2010, total potential problem loans (loans classified as substandard and doubtful) totaled $117.1 million, of which $34.9 million were in commercial loans held for sale. Total potential problem loans decreased 20.6% from their peak of $147.5 million at June 30, 2010.

Allowance for Loan Losses.    The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses inherent in our loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses increased from $24.1 million, or 2.31% of gross loans, at December 31, 2009 to $26.9 million, or 3.39% of gross loans, at December 31, 2010. The increased allowance and coverage ratio resulted from the overall trends in our asset quality, loan portfolio, and economic factors, some of which offset one another. We believed it was appropriate for the provision for loan losses to cover net charge-offs in 2010 and incremental specific reserves on new loans individually analyzed for impairment that were added to the list during the year.

The allowance for loan losses at December 31, 2010 decreased $2.4 million from September 30, 2010. The decrease in the allowance for loan losses resulted primarily from the declining trend in nonaccrual loans, criticized and classified loans, and acquisition, development and construction loans.

The December 31, 2010 allowance for loan losses, and, therefore indirectly the provision for loan losses for the year ended December 31, 2010, was determined based on the following specific factors, though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased to 15.9% of the loan portfolio, including commercial loans held for sale, at December 31, 2010 from 19.8% at December 31, 2009,

•

The asset quality trends in our loan portfolio, including a high level of nonperforming assets at December 31, 2010, which while still at an elevated level, decreased for the past three consecutive quarters,

•	The trend in our criticized and classified loans, which while still at an elevated level, decreased 11.6% and 8.8% from the previous quarter,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews during 2010, and

•	Our individual impaired loan analysis which identified:

•	Continued stress on borrowers given increasing lack of liquidity and limited bank financing and credit availability, and

•	Continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the years ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses, beginning of period	$24,079	$11,000	$7,418	$8,527	$8,431
Provision for loan losses	47,100	73,400	5,619	988	1,625
Less: Allowance reclassified as commercial loans held for sale valuation allowance	2,358	—	—	—	—
Less: Allowance reclassified in credit card portfolio sale	452	—	—	—	—
Loan charged-off
Commercial real estate	33,481	49,753	198	496	191
Single-family residential	4,214	4,060	367	371	247
Commercial and industrial	3,135	4,945	430	505	453
Consumer	1,483	2,033	1,174	991	791
Other	647	—	—	—	—

Total loans charged-off	42,960	60,791	2,169	2,363	1,682
Recoveries
Commercial real estate	544	111	9	13	6
Single-family residential	98	5	11	39	15
Commercial and industrial	154	88	18	54	37
Consumer	729	266	94	160	95
Other	—	—	—	—	—

Total loans recovered	1,525	470	132	266	153

Net loans charged-off	41,435	60,321	2,037	2,097	1,529

Allowance for loan losses, end of period	$26,934	$24,079	$11,000	$7,418	$8,527

Average gross loans	$943,101	$1,124,599	$1,107,007	$986,518	$895,062
Ending gross loans	793,426	1,040,312	1,158,480	1,044,770	945,913
Nonaccrual loans	91,405	96,936	42,968	4,810	6,999
Net loans charged-offs as a percentage of average gross loans	4.39%	5.36%	0.18%	0.21%	0.17%
Allowance for loan losses as a percentage of ending gross loans	3.39	2.31	0.95	0.71	0.90
Allowance for loan losses as a percentage of nonaccrual loans	29.47	24.84	25.60	154.22	121.83

In addition to loans charged-off in their entirety in the ordinary course of business, included within loans charged-off for the year ended December 31, 2010 were $9.9 million in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell generally based on fair values from third party appraisals.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated to be potential impaired loans includes all troubled debt restructures and all loans with interest reserves, as well as significant individual loans classified as doubtful or on nonaccrual status. At December 31, 2010, we had two loans totaling $3.3 million with Bank funded interest reserves. Based on their performance, these loans were not considered impaired.

In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At December 31, 2010, $79.1 million of our loans evaluated individually for impairment, including commercial loans held for sale, were valued based on collateral value, $23.9 million were valued based on discounted future cash flows, $3.4 million were valued based on a loan’s observable market price, and $1.3 million were based on bid prices for contracted loan sales expected to close in the first quarter of 2011.

Generally, for larger impaired loans valued based on the value of the collateral, current appraisals performed by approved third party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications, and other observable market data) to estimate the current fair value. The estimated costs to sell the property, if not already included in the appraisal, are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2010 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$29,183	$39,953		$11,123	$25,303	$40,306	$65,256
Multifamily residential	—	—		7,943	14,010	7,943	14,010
Nonfarm nonresidential	11,504	17,099		19,674	30,367	31,178	47,466

Total commercial real estate	40,687	57,052		38,740	69,680	79,427	126,732

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,567	6,233		595	1,374	3,162	7,607
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,567	6,233		595	1,374	3,162	7,607

Commercial and industrial	117	117		—	—	117	117

Total impaired loans with no related allowance recorded	$43,371	$63,402		$39,335	$71,054	$82,706	$134,456

With an allowance recorded:
Construction, land development and other land loans	$11,164	$17,527	$3,103			$11,164	$17,527	$3,103
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	10,936	10,936	2,273			10,936	10,936	2,273

Total commercial real estate	22,100	28,463	5,376			22,100	28,463	5,376

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,300	1,300	94			1,300	1,300	94
Single-family real estate, closed end, junior lien	165	165	57			165	165	57

Total single-family residential	1,465	1,465	151			1,465	1,465	151

Commercial and industrial	1,381	1,450	819			1,381	1,450	819

Total impaired loans with an allowance recorded	$24,946	$31,378	$6,346			$24,946	$31,378	$6,346

Total:
Construction, land development and other land loans	$40,347	$57,480	$3,103	$11,123	$25,303	$51,470	$82,783	$3,103
Multifamily residential	—	—	—	7,943	14,010	7,943	14,010	—
Nonfarm nonresidential	22,440	28,035	2,273	19,674	30,367	42,114	58,402	2,273

Total commercial real estate	62,787	85,515	5,376	38,740	69,680	101,527	155,195	5,376

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,867	7,533	94	595	1,374	4,462	8,907	94
Single-family real estate, closed end, junior lien	165	165	57	—	—	165	165	57

Total single-family residential	4,032	7,698	151	595	1,374	4,627	9,072	151

Commercial and industrial	1,498	1,567	819	—	—	1,498	1,567	819

Total impaired loans	$68,317	$94,780	$6,346	$39,335	$71,054	$107,652	$165,834	$6,346

Interest income recognized on impaired loans during the year ended December 31, 2010 was $1.5 million. The average balance of total impaired loans was $105.7 million for the same period.

At December 31, 2009, the balance of impaired loans was $96.8 million. Of that balance, $11.3 million of the impaired loans had a related allowance for loan losses of $5.3 million. The average balance of impaired loans was $82.5 million and $22.6 million for the years ended December 31, 2009 and 2008, respectively.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year look-back period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, we also utilized a three-year look-back period in 2010 for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the December 31, 2010 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses, by portfolio segment, at December 31, 2010 (in thousands).

	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$13,369	$3,683	$4,853	$2,173	$1	$24,079
Provision for loan losses	40,899	4,500	620	408	673	47,100
Less: Allowance reclassified to loans held for sale valuation allowance	2,352	6	—	—	—	2,358
Less: Allowance associated with credit card portfolio sale	—	—	—	452	—	452
Loan charge-offs	33,481	4,214	3,135	1,483	647	42,960
Loan recoveries	544	98	154	729	—	1,525

Net loans charged-off	32,937	4,116	2,981	754	647	41,435

Allowance for loan losses, end of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934

Individually evaluated for impairment	$5,376	$151	$819	$—	$—	$6,346
Collectively evaluated for impairment	13,603	3,910	1,673	1,375	27	20,588

Allowance for loan losses, end of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934

Gross loans, end of period:
Individually evaluated for impairment	$62,787	$4,032	$1,498	$—	$—	$68,317
Collectively evaluated for impairment	445,810	174,016	46,314	52,652	6,317	725,109

Total gross loans	$508,597	$178,048	$47,812	$52,652	$6,317	$793,426

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

In addition to our portfolio review process, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examinations. While we use available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes and other factors on our borrowers.

We believe that the allowance for loan losses at December 31, 2010 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Commercial Loans Held for Sale Valuation Allowance.    At December 31, 2010, commercial loans held for sale are carried at the lower of cost or fair value, and reflect a valuation allowance of $2.3 million recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $66.2 million. A valuation allowance is recorded against the loans held for sale for the excess of the recorded investment in the loan and the fair value less estimated selling costs.

In September 2010, we decided to market for sale commercial loans totaling $90.9 million at September 30, 2010, and we are evaluating the bids received on a loan by loan basis. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year end. In many cases, we have not accepted such discounted bids. In certain cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order.

During the fourth quarter of 2010, we entered into contracts to sell loans with a gross book value of $13.9 million, of which $10.4 million closed in the fourth quarter. During the fourth quarter of 2010, we transferred $6.0 million of commercial loans held for sale back to loans held for investment, as our intentions with respect to these loans had changed. We are continuing our efforts to sell the remaining loans held for sale.

The following table summarizes activity within commercial loans held for sale and the related valuation allowance, at the dates and for the periods indicated (in thousands).

	Commercial loans held for sale, prior to valuation allowance	Valuation allowance on commercial loans held for sale
Beginning balance at December 31, 2009	$—	$—
Additions:
Loans held for investment transferred to loans held for sale	90,922	2,358
Additional valuation requirements for ending loans held for sale	—	1,198

Total additions	90,922	3,556

Reductions:
Loans held for sale sold	10,402	1,186
Net transfers out	5,665	36
Direct writedowns on loans held for sale	6,364	—

Total reductions	22,431	1,222

Ending balance at December 31, 2010	$68,491	$2,334

Premises and equipment, net

Premises and equipment, net decreased by $1.5 million (5.1%) during year ended December 31, 2010. As part of our earnings plan to improve our overall financial performance, we eliminated in 2010 all bank-owned automobiles provided to officers. Bank automobiles with a net book value of $270 thousand were sold at a loss of $21 thousand during 2010.

In June 2010, we sold one vacant bank-owned branch with a net book value of $46 thousand at a gain of $14 thousand. At December 31, 2010, another vacant branch facility with a net book value of $235 thousand is under contract for sale and included in Other assets in the Consolidated Balance Sheets.

Goodwill

In the third quarter 2010, we recorded a goodwill impairment charge of $3.7 million. Goodwill resulted from past business combinations from 1988 through 1999. We perform our annual impairment testing as of June 30 each year. However, due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in market capitalization based on our common stock price, we also performed impairment tests of our goodwill quarterly in 2010.

Our common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board. Our common stock is, however, quoted on the Pink Sheets under the symbol “PLMT.PK”. Although our common stock is quoted on the Pink Sheets, there is currently only a limited public trading market of our common stock. Private trading of our common stock also has been limited and has typically been conducted through the Private Trading System on our website. In addition, buyers and sellers may privately negotiate transactions in our common stock. Because there is not an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Accordingly, we normally determine the value of our common stock based on the last five trades of the stock facilitated by the Company through the Private Trading System on our website.

While there were trades in our common stock in the first and second quarters of 2010 through the Private Trading System, there were not any trades through the Private Trading System during the three month period ended September 30, 2010. The Private Placement was consummated on October 7, 2010 pursuant to which the

Company issued 39,975,980 million shares of common stock at $2.60 per share. This per share issue price was negotiated by the Company at arm’s length with the investors and was supported by a fairness opinion from the investment banking firm engaged by the Company’s Board of Directors, including a comparison to common stock prices as a percentage of book value for publicly traded banks with similar asset quality and financial condition of the Company, and in comparison to recent merger and acquisition transactions. Accordingly, we believe it was appropriate to utilize the $2.60 issue price in our goodwill impairment evaluation at September 30, 2010.

The first step of the goodwill impairment evaluation was performed by comparing the fair value of our reporting unit with its carrying amount, including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The evaluation at September 30, 2010 indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a third quarter noncash charge of $3.7 million, eliminating the goodwill as an asset on the Company’s Consolidated Balance Sheets. This charge had no effect on the liquidity, regulatory capital, or daily operations of the Company and was recorded as a component of noninterest expense on the Consolidated Statement of Income (Loss).

No impairment loss was recognized during 2009.

Deferred Tax Asset

As of December 31, 2010, prior to any valuation allowance, gross deferred tax assets totaling $25.9 million and gross deferred tax liabilities totaling $5.4 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under the Internal Revenue Code, and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset in the amount of $20.5 million through a charge against income tax expense (benefit) at December 31, 2010. At December 31, 2009, net deferred tax assets totaled $5.8 million and were supported by an available net operating loss carryback against federal income taxes previously paid. No valuation allowance was recorded at December 31, 2009.

The Private Placement that was consummated on October 7, 2010 is considered to be a change in control under the Internal Revenue Code. Accordingly, with the assistance of third party specialists we were required to determine the fair value of the Company and our assets for the purpose of evaluating any potential limitation or deferral of our ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses as of October 7, 2010, which also limits the amount of net operating losses that may be used in the future. As a result of the valuations and tax analysis, we currently estimate that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and therefore how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	December 31,
	2010		2009		2008		2007		2006
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$141,281	12.0%	$142,609	11.7%	$134,465	12.6%	$135,920	12.8%	$134,229	13.5%
Interest-bearing transaction deposit accounts	292,827	25.0	307,258	25.3	364,315	34.0	387,248	36.6	313,613	31.5

Transaction deposit accounts	434,108	37.0	449,867	37.0	498,780	46.6	523,168	49.4	447,842	45.0
Money market deposit accounts	143,143	12.2	119,082	9.8	93,746	8.7	118,681	11.2	124,874	12.6
Savings deposit accounts	49,472	4.2	40,335	3.3	36,623	3.4	34,895	3.3	41,887	4.2
Time deposit accounts	546,639	46.6	605,630	49.9	442,347	41.3	382,859	36.1	379,584	38.2

Total deposits	$1,173,362	100.0%	$1,214,914	100.0%	$1,071,496	100.0%	$1,059,603	100.0%	$994,187	100.0%

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking features and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a monthly fee of $5, which is reduced by $0.50 each time an account holder uses their debit card. Thus, ten debit card transactions per month results in no monthly fee to the account holder. However, the Company earns a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit rental for a period of time, and comes with a membership rewards program that provides purchase discounts to the account holders for items such as airfare, car rental and hotel, and every day savings at a wide variety of national and local retailers and entertainment companies.

The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time the account holder uses their debit card. The Company initially matched each $1 transfer with $1 for the first six months. Effective October 1, 2010, the match was reduced to $0.10 per each $1 transfer. The maximum match is $250 per year. The Smart Savings account is also interest-bearing.

We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We are also revising our existing fees (some increases and some decreases) and eliminating existing fees or implementing new fees based on our analysis of our fee structure in relation to our costs and competitor fees, with various implementation dates generally between October 1, 2010 and March 31, 2011.

The Dodd-Frank Act, which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In December 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The results of this proposed legislation may impact our interchange income from debit card transactions in the future.

During the first and second quarters of 2010, we conducted targeted deposit growth and retention campaigns related to maturing certificates of deposit and to attract new deposits. The CD campaigns included CDs with various maturities ranging from 6 months to 60 months, as well as 15, 20, and 36 month step-up add-on CDs that allow holders to reset their interest rate up to one, two and three times, respectively, over the life of the CD and to add to the CDs over their lives. These CD campaigns ended on June 30, 2010. From January 1, 2010 through June 30, 2010, these campaigns resulted in the retention of existing CDs and generation of new CDs totaling $258.1 million. However, in the second half of 2010, we did not aggressively pursue retention of maturing CDs given our excess cash and to reduce our net deposit funding cost. At December 31, 2010, CDs decreased $59.0 million from December 31, 2009. In general, this CD runoff was expected as part of our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrink our higher priced deposit base given the decline in the loan portfolio and is expected to continue in the first quarter 2011.

At December 31, 2010, traditional deposit accounts as a percentage of liabilities were 94.5% compared with 89.3% at December 31, 2009. Interest-bearing deposits decreased $40.2 million during the year ended December 31, 2010, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits decreased $1.3 million during the same period. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the program through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program enhanced our ability to retain customer deposits. As a result of the Dodd-Frank Act, the voluntary TAGP program will end on December 31, 2010, and all institutions will be required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the TAGP program.

The table set forth below summarizes the average balances of interest-bearing deposits by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2010			2009			2008
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$292,696	$248	0.08%	$323,613	$526	0.16%	$374,382	$4,966	1.33%
Money market deposit accounts	137,955	622	0.45	108,566	602	0.55	105,834	1,922	1.82
Savings deposit accounts	46,112	124	0.27	40,871	132	0.32	37,692	129	0.34
Time deposit accounts	552,854	12,566	2.27	578,026	18,251	3.16	400,516	16,677	4.16

Total interest-bearing deposits	$1,029,617	$13,560	1.32%	$1,051,076	$19,511	1.86%	$918,424	$23,694	2.58%

Jumbo Time Deposit Accounts.    Jumbo time deposit accounts are accounts with balances totaling $100,000 or greater at the date indicated. Jumbo time deposit accounts totaled 22.7% of total interest-bearing liabilities at December 31, 2010. The following table summarizes our jumbo time deposit accounts by maturity at December 31, 2010 (in thousands).

Three months or less	$44,092
Over three months through six months	17,994
Over six months through twelve months	90,171

Twelve months or less	152,257
Over twelve months	94,912

Total jumbo time deposit accounts	$247,169

Jumbo time deposit accounts totaled $263.7 million at December 31, 2009. We believe our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrink our higher priced deposit base contributed to the decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 10.0% at December 31, 2009 to 4.5% at December 31, 2010. The decrease was due to less reliance on such borrowed funding sources as liquidity was provided through deposit growth and cash retention of proceeds from loan payments and maturing securities. We also utilized excess cash balances in December 2010 to prepay $61.0 million of FHLB advances.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	December 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Retail repurchase agreements	$20,720	37.2%	$15,545	11.5%
Commercial paper	—	—	19,061	14.0
FHLB advances	35,000	62.8	101,000	74.5

Total borrowed funds	$55,720	100.0%	$135,606	100.0%

The following table provides further detail with respect to our borrowings composition at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2010	2009	2008
Retail repurchase agreements
Amount outstanding at year-end	$20,720	$15,545	$16,357
Average amount outstanding during year	22,809	23,227	18,063
Maximum amount outstanding at any month-end	26,106	29,461	21,817
Rate paid at year-end*	0.25%	0.25%	0.25%
Weighted average rate paid during the year	0.25	0.25	1.37

Commercial paper
Amount outstanding at year-end	$—	$19,061	$27,955
Average amount outstanding during year	8,435	24,085	32,415
Maximum amount outstanding at any month-end	18,948	27,041	37,487
Rate paid at year-end*	—%	0.25%	0.25%
Weighted average rate paid during the year	0.25	0.25	1.11

Other short-term borrowings—lines of credit from correspondent banks
Amount outstanding at year-end	$—	$—	$35,785
Average amount outstanding during year	1	5,335	13,240
Maximum amount outstanding at any month-end	—	17,295	38,171
Rate paid at year-end	—%	—%	0.68%
Weighted average rate paid during the year	—	0.62	2.27

FHLB borrowings
Amount outstanding at year-end	$35,000	$101,000	$96,000
Average amount outstanding during year	95,231	78,166	76,718
Maximum amount outstanding at any month-end	101,000	170,000	111,000
Rate paid at year-end	2.99%	2.01%	2.02%
Weighted average rate paid during the year	1.79	2.27	2.61

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

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

Effective July 1, 2010, as part of our efforts to provide enhanced services to our customers, we terminated the commercial paper program, and all commercial paper accounts were converted to a new money market sweep account. The money market sweep account is an FDIC insured deposit and includes interest paid on excess balances and automatic transfers between various customer accounts.

Wholesale Funding.    Wholesale funding options include lines of credit from correspondent banks, FHLB advances, and the Federal Reserve Discount Window. Such funding provides us with the ability to access the type of funding needed at the time and amount needed at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary from time to time in response to general economic conditions.

Correspondent Bank Line of Credit.    At December 31, 2010, we had access to a line of credit from a correspondent bank in the amount of $5 million. From August 24, 2009 to October 31, 2010, this line of credit was secured by U.S. Treasury and federal agency securities. Effective November 1, 2010 we were no longer required to pledge collateral for this line of credit.

The following table summarizes our line of credit funding utilization and availability at the dates indicated (in thousands).

	December 31,
	2010	2009
Correspondent bank line of credit accomodations	$5,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$5,000	$5,000

This correspondent bank line of credit funding source may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings.    We pledge investment securities and loans to collateralize FHLB advances and letters of credit. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages, as calculated by the FHLB.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	December 31, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$92,464	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	46,275	26,791
Advances and letters of credit
FHLB advances	(35,000)	(101,000)
Letters of credit	(50,000)	(50,000)
Excess / (deficiency)	53,303	55

The following table summarizes FHLB borrowings at December 31, 2010 (dollars in thousands). Our outstanding FHLB advances do not have embedded call options.

			Total
Borrowing balance	$30,000	$5,000	$35,000
Interest rate	2.89%	3.61%	2.99%
Maturity date	3/7/2011	4/2/2013

In January 2010, we were notified by the FHLB that we could only rollover existing advances as they matured and that incremental borrowings would not be allowed; however, in December 2010 we were notified by the FHLB that our borrowing capacity had been restored up to 10% of total assets.

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. In December 2010, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $61.0 million of FHLB advances. In January 2011, we also prepaid FHLB advances of $30.0 million.

Federal Reserve Discount Window.    We have established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. Our maximum maturity for potential borrowings is overnight. Although we have not drawn on this availability since established in 2009 or during 2010, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues. Further, the Federal Reserve has the discretion to deny approval of borrowing requests.

Convertible Debt.    In March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bore interest at 10% per year payable quarterly, had a stated maturity of March 31, 2015, were prepayable by the Company at any time at the discretion of the Board of Directors, and were mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. Upon the consummation of the Private Placement on October 7, 2010, the outstanding convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

Capital

At December 31, 2010, as a result of the consummation of the Private Placement on October 7, 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2010		2009		2008
Total shareholders’ equity	$113,899		$75,015		$115,776
Average shareholders’ equity	87,463		106,906		116,222
Shareholders’ equity as a percentage of assets	8.40%		5.22%		8.46%
Average shareholders’ equity as a percentage of average assets	6.25		7.48		8.79
Cash dividends per common share	$—		$0.06		$0.80
Dividend payout ratio	n/a	%	n/a	%	37.89%

The following table summarizes activity impacting shareholders’ equity for the period indicated (in thousands).

At and for the year ended December 31, 2010
Total shareholders’ equity, beginning of period	$75,015
Additions to shareholders’ equity during period
Change in accumulated other comprehensive loss due to investment securities available for sale	958
Common stock issued pursuant to Private Placement, net of issuance costs	95,980
Common stock issued pursuant to Follow-On offering	2,018
Common stock issued upon conversion of convertible debt	380
Common stock issued pursuant to restricted stock plan	297
Compensation expense related to stock option plan	30

Total additions to shareholders’ equity during period	99,663
Reductions in shareholders’ equity during period
Net loss	(60,202)
Change in accumulated other comprehensive loss due to defined benefit pension plan	(577)

Total reductions in shareholders’ equity during period	(60,779)

Total shareholders’ equity, end of period	$113,899

Accumulated Other Comprehensive Loss.    The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Net Unrealized (Losses) Gains on Investment Securities Available for Sale
Balance, beginning of year	$306	$(1,621)	$(252)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(64)	3,211	(2,201)
Income tax (expense) benefit	24	(1,216)	832
Less: Reclassification adjustment for (gains) losses included in net (loss) income	1,608	(104)	—
Income tax expense (benefit)	(610)	36	—

	958	1,927	(1,369)

Balance, end of year	1,264	306	(1,621)

Net Unrealized (Losses) Gains on Impact of Defined Benefit Pension Plan
Balance, beginning of year	(7,266)	(4,496)	(2,486)
Other comprehensive loss:
Impact of FASB ASC 715	(887)	(4,261)	(3,092)
Income tax benefit	310	1,491	1,082

	(577)	(2,770)	(2,010)

Balance, end of year	(7,843)	(7,266)	(4,496)

	$(6,579)	$(6,960)	$(6,117)

Total other comprehensive income (loss), end of year	$381	$(843)	$(3,379)
Net (loss) income	(60,202)	(40,085)	13,599

Comprehensive (loss) income	$(59,821)	$(40,928)	$10,220

Dividends,    The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, given the Bank’s recent losses and the restrictions imposed by the Consent Order with the Supervisory Authorities, we are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to seek regulatory approval prior to paying dividends and to maintain adequate capital above regulatory minimums. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Basel III.    Internationally, both the Basel Committee and the Financial Stability Board (established in April 2009 by the G-20 Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system through Basel III. On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text that outlines the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

Private Placement.    On May 25, 2010 (and as amended on June 8, 2010 and September 22, 2010), the Company entered into the definitive investment agreements with institutional investors, pursuant to which on October 7, 2010 the investors purchased $103.9 million of shares of the Company’s common stock at $2.60 per share. As a result, the Company’s and the Bank’s capital adequacy ratios now exceed the minimum capital adequacy ratios to be categorized as “well capitalized” and those required by the Consent Order for the Bank.

In addition, the investors have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s shareholders as of the close of business on October 6, 2010. On December 6, 2010, a registration statement was declared effective by the SEC for the offering of up to 3,846,153 shares of our common stock at $2.60. These shareholders had until January 3, 2011 to purchase shares of the Company’s common stock. At December 31, 2010, we had issued 776,123 shares of common stock for proceeds of $2.0 million, and in January 2011 we issued an additional 453,906 shares for proceeds of $1.2 million.

Under the terms of the Private Placement, the institutional investors who participated in the Private Placement had the right to purchase any unsubscribed shares from the follow-on offering to the legacy shareholders. As a result, in the first quarter 2011, we issued to these institutional investors 2,616,124 shares of common stock at $2.60 per share for net proceeds of $6.8 million, resulting in the $10 million offering being fully subscribed. The net proceeds of the offerings were contributed to the Bank as an additional capital contribution.

In connection with the Private Placement, we evaluated the appropriate accounting for the transaction by analyzing investor ownership, independence, risk, solicitation and collaboration considerations. Based on our analysis of these factors, we concluded that the Private Placement transaction resulted in a recapitalization of the Company’s ownership for which push-down accounting was not required.

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

Due to the Consent Order we may not accept brokered deposits unless a waiver is granted by the FDIC. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010, we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas. The FDIC has informed us that this high-rate determination is also effective for 2011.

In addition, as a result of the Private Placement, as of October 7, 2010 the Company’s and the Bank’s capital adequacy ratios exceed the minimum capital adequacy ratios to be categorized as “well capitalized” and also met the requirements of the Consent Order.

The balance of the net deferred income tax asset at December 31, 2010 represented tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we evaluated whether it was more likely than not that the net deferred tax asset could be supported as realizable, given the financial results for the year and change in control resulting from the Private Placement that was consummated on October 7,2010. Based on this evaluation, as described in more detail in Financial Condition—Deferred Tax Asset, we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At December 31, 2010, all of our net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. The evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods.

See Item 8. Financial Statements and Supplementary Data, Note 21, Regulatory Capital Requirements and Dividend Restrictions, for disclosures regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios.

Since December 31, 2010, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Annual Report on Form 10-K.

Equity.    We have authorized common stock and preferred stock of 75 million and 2.5 million shares, respectively. In the Private Placement, 39,975,980 shares of common stock were issued on October 7, 2010, 1,230,029 shares were issued in connection with the follow-on offering to legacy shareholders as of October 6, 2010, and 2,616,124 shares were issued to the institutional investors in the Private Placement in the first quarter 2011, resulting in remaining authorized but unissued common shares of 50,513,722 at February 22, 2011.

Government Financing.    We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 based on our evaluation of the merits of the program at that time.

On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010. The SBLF, which was enacted as part of the Act, a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and their guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011. Based on the program criteria, we do not plan to participate in the SBLF.

With respect to any other potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital, and the Company’s strategy for the use of additional capital, to determine whether it is prudent to participate.

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

One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. While we intend to list our common stock on NASDAQ, we are currently evaluating the listing requirements, and no assurances can be provided at this time that we will meet such listing requirements.

Board of Directors and Governance.    During 2009 and 2010, as part of our ongoing self-assessment process, management and the Board of Directors focused on their governance roles and processes to improve the risk management oversight of the Company, refine the roles and responsibilities of the Board of Directors and Board committees, and to support an overall healthy corporate culture. In 2010, the Board performed a self-assessment facilitated by an external consultant including comparisons to best practices from recognized authorities such as the Business Roundtable, CalPERS, and the national stock exchanges. In 2009 and 2010, the Board also reviewed the Company’s Articles of Incorporation and Bylaws and Committee charters and updated them to fit the current and future size, structure, and business activities of the Company. Also, during 2009 and 2010, Committees of the Board determined annual Committee objectives and management refined its performance evaluation process with a more detailed focus on roles and responsibilities and related accountabilities.

As a condition of the Private Placement, the Company appointed three designees of the investors to the Company’s Board of Directors effective October 12, 2010, and these designees have also been appointed to the Board of Directors of the Bank. Based on terms of the Private Placement the Board of Directors of the Company was reduced to 11 directors, including the three new investor designees, immediately following the consummation of the Private Placement. The changes in the Boards of Directors were reported on a Current Report on Form 8-K filed with the SEC on October 18, 2010.

Derivative Activities

We are required to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

We originate certain residential loans with the intention of selling these loans. Between the time that we enter into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, we are subject to variability in market prices related to these commitments. We also enter into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At December 31, 2010, commitments to originate conforming loans totaled $12.2 million. At December 31, 2010, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $103 thousand and negative fair values, included with Other liabilities in the Consolidated Balance Sheets, totaling $40 thousand. At December 31, 2009, commitments to originate conforming loans totaled $7.0 million. At December 31, 2009, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $52 thousand, and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $11 thousand. The net change in derivative loan commitment fair values during the years ended December 31, 2010 and 2009, resulted in net derivative loan commitment income of $22 thousand and $41 thousand, respectively.

Forward sales commitments totaled $19.6 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with Other assets in the Consolidated Balance Sheets, totaling $175 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $96 thousand. At December 31, 2009, forward sales commitments totaled $10.0 million. At December 31, 2009, these forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $92 thousand, and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $1 thousand. The net change in forward sales commitment fair values during the years ended December 31, 2010 and 2009 resulted in a loss of $12 thousand and income of $91 thousand, respectively.

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

Asset liquidity is provided by liquid assets which are readily convertible into cash, are pledgeable or which will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale, and federal funds sold. Liability liquidity is provided by access to funding sources, which include deposits and borrowed funds. We may also issue equity securities although our common and preferred stock are not listed on a national exchange or quoted on the OTC Bulletin Board. Each of the Company’s sources of liquidity is subject to various factors beyond our control.

Liquidity resources and balances at December 31, 2010, contained herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed to date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns which resulted in retained and new certificates of deposit through June 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and therefore we have not utilized any special campaigns. In addition, given our cash position, in the fourth quarter 2010 and continuing into the first quarter 2011, we are not pursuing special CD campaigns and have reduced our deposit pricing to allow our higher priced CDs to roll off as they mature.

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

•

Planned filing of a 2008 income tax refund claim in early 2011for the carryback of net operating losses generated in 2010. The carryback of these losses is expected to result in the refund of $7.4 million of income taxes previously paid for the 2008 tax year. The refund is expected to be received in 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $4.7 million for the year ended December 31, 2010 when compared with investing these funds at the average yield of 2.75% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Following the consummation of our Private Placement on October 7, 2010, we have redeployed, through February 22, 2011, $96.0 million of this cash into investment securities and prepaid $91 million of FHLB advances which were scheduled to mature in January through April 2011.

These measures resulted in an overall improved liquidity position at December 31, 2010 when compared with that of December 31, 2009.

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

Lending Commitments and Standby Letters of Credit.    Unused lending commitments to customers are not recorded in our Consolidated Balance Sheets until funds are advanced, except for those associated with mortgage loans held for sale as described in Financial Condition—Derivative Activities. For commercial customers, lending commitments generally take the form of unused revolving credit arrangements to finance customers’ working capital requirements. For retail customers, lending commitments are generally unused lines of credit secured by residential property. At December 31, 2010, unused lending availability totaled $111.0 million.

Standby letters of credit are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit at December 31, 2009 was $2.7 million compared with $4.6 million at December 31, 2009.

Our lending commitments and standby letters of credit do not meet the criteria to be accounted for at fair value since our commitment letters contained material adverse change clauses. Accordingly, we account for these instruments in a manner similar to our loans.

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates and most of our commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors, including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and therefore the total commitment amounts do not necessarily represent potential credit exposure. The credit reserve for unfunded commitments at December 31, 2010 was $99 thousand and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009. For the three month period ended March 31, 2009, cash dividends were declared by the Board of Directors and paid totaling $389 thousand, or $0.06 per common share. These dividends equate to a dividend payout ratio of 19.51% for the quarter ended March 31, 2009. The Board of Directors suspended the quarterly common stock dividend since the first quarter of 2009. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, payment of a dividend on our common stock requires prior notification to and non-objection from the applicable banking regulators. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

For the year ended December 31, 2008, cash dividends were declared by the Company’s Board of Directors and paid totaling $5.2 million, or $0.80 per common share, respectively. These dividends equate to a dividend payout ratios of 37.89% for the same period. The Company’s dividend payout ratio calculates the percentage of income paid to shareholders in the form of dividends.

Long-Term Contractual Obligations.    In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2010 (in thousands) except obligations for employee benefit plans as these obligations are paid from separately identified assets. See Item 8. Financial Statements and Supplementary Data, Note 14, Employee Benefit Plans, for discussion regarding this employee benefit plan.

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,867	$3,358	$3,118	$12,740	$21,083
Time deposit accounts	367,673	175,131	3,801	34	546,639
FHLB advances	30,000	5,000	—	—	35,000

Total other contractual obligations	$399,540	$183,489	$6,919	$12,774	$602,722

In January 2011, we prepaid $30.0 million of FHLB advances due in 2011.

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

Real property operating lease obligations summarized in the preceding table:

•

Are net of payments to be received under a sublease agreement with a third party with regard to the Company’s previous Blackstock Road banking office for which we are contracted under a lease agreement as Lessee. This lease is scheduled to expire in February 2011.

•

Include obligations with regard to one banking office that was consolidated during 2008 that is leased by the Company and currently vacant. Management is considering options with regard to this leased location.

•

Do not include periodic increases in lease payments for the Rock Hill operating building lease and operating lease for additional office space. Lease payment increases are subject to consumer price index changes. We do not believe that future minimum lease payments relative to these locations will significantly differ from current obligations at December 31, 2010. Therefore, current lease obligations have been used to determine the operating lease obligations in the preceding table. Obligations under these operating lease agreements are payable over several years with the building lease expiring in 2015 and the additional office space lease expiring in 2011.

•	Do not include the parking leases in downtown Greenville which are paid month-to-month.

We relocated our corporate headquarters to downtown Greenville, South Carolina during March 2009 into a leased facility.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because we believe that these agreements are immaterial when considered individually, or in the aggregate, with regard to our Consolidated Financial Statements, we have not included such agreements in the preceding contractual obligations table. Therefore, we believe that noncompliance with terms of such agreements would not have a material impact on our business, financial condition, results of operations, and cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2011 cannot be reasonably estimated at this time.

Short-Term Contractual and Noncontractual Obligations.    In conjunction with our annual budgeting process, capital expenditures are approved for the coming year. During the budgeting process for 2011, the Board of Directors approved $2.4 million in capital expenditures related to technology and facilities. Generally, purchase obligations are not made in advance of such purchases, although to obtain discounted pricing we may enter into such arrangements. In addition, we anticipate that expenditures will be required during 2011 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from our operational cash flows.

Although we expect to make capital expenditures in years subsequent to 2011, capital expenditures are reviewed on an annual basis. Therefore, we have not yet estimated such capital expenditure obligations for years subsequent to 2011.

Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

	For the years ended December 31,			2010 to 2009 comparison
	2010	2009	2008	Dollar variance	Percent variance
Interest income
Interest earned on cash and cash equivalents	$498	$215	$106	$283	131.6%
Dividends received on FHLB stock	23	19	189	4	21.1
Interest earned on investment securities available for sale	3,725	5,667	6,010	(1,942)	(34.3)
Interest and fees earned on loans	52,381	60,309	71,940	(7,928)	(13.1)

Total interest income	56,627	66,210	78,245	(9,583)	(14.5)
Interest expense
Interest paid on deposits	13,560	19,511	23,694	(5,951)	(30.5)
Interest paid on retail repurchase agreements	57	58	247	(1)	(1.7)
Interest paid on commercial paper	21	60	359	(39)	(65.0)
Interest paid on other short-term borrowings	—	33	301	(33)	(100.0)
Interest paid on FHLB borrowings	1,708	1,777	2,005	(69)	(3.9)
Interest paid on long-term borrowings	20	—	—	20	100.0

Total interest expense	15,366	21,439	26,606	(6,073)	(28.3)

Net interest income	41,261	44,771	51,639	(3,510)	(7.8)
Provision for loan losses	47,100	73,400	5,619	(26,300)	(35.8)

Net interest income (expense) after provision for loan losses	(5,839)	(28,629)	46,020	22,790	(79.6)

Noninterest income
Service charges on deposit accounts, net	7,543	8,275	8,596	(732)	(8.8)
Fees for trust and investment management and brokerage services	2,597	2,275	2,996	322	14.2
Mortgage-banking	1,794	1,903	1,264	(109)	(5.7)
Automatic teller machine	1,300	1,389	1,234	(89)	(6.4)
Merchant services	937	1,079	1,129	(142)	(13.2)
Bankcard services	1,793	658	724	1,135	172.5
Investment securities gains	10	2	1	8	400.0
Other	1,627	1,850	2,073	(223)	(12.1)

Total noninterest income	17,601	17,431	18,017	(170)	(1.0)
Noninterest expense
Salaries and other personnel	24,677	24,463	23,774	214	0.9
Occupancy	4,778	4,293	3,293	485	11.3
Furniture and equipment	3,841	3,407	3,823	434	12.7
Loss (gain) on disposition of premises and equipment	37	81	(2)	(44)	(54.3)
Professional services	2,507	1,709	942	798	46.7
FDIC deposit insurance assessment	4,487	3,261	786	1,226	37.6
Marketing	1,407	1,114	1,576	293	26.3
Foreclosed real estate writedowns and expenses	11,656	3,233	516	8,423	260.5
Goodwill impairment	3,691	—	—	3,691	100.0
Loss on commercial loans held for sale	7,562	—	—	7,562	100.0
Other	8,663	9,454	8,266	(791)	(8.4)

Total noninterest expense	73,306	51,015	42,974	22,291	43.7

Net income (loss) before provision (benefit) for income taxes	(61,544)	(62,213)	21,063	669	(1.1)

Provision (benefit) for income taxes	(1,342)	(22,128)	7,464	20,786	(93.9)

Net income (loss)	$(60,202)	$(40,085)	$13,599	$(20,117)	50.2%

Common and per share data
Net income (loss)—basic	$(3.78)	$(6.21)	$2.11	$2.43	(39.1)%
Net income (loss)—diluted	(3.78)	(6.21)	2.09	$2.43	(39.1)
Cash dividends	—	0.06	0.80	$(0.06)	(100.0)
Book value	2.40	11.55	17.96	$(9.15)	(79.2)

Weighted average common shares outstanding—basic	15,913,000	6,449,754	6,438,071
Weighted average common shares outstanding—diluted	15,913,000	6,449,754	6,519,849

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

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we have implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At December 31, 2010, loans aggregating $214.6 million had interest rate floors, of which $196.1 million had floors greater than or equal to 5%. In June and July 2010, we began loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, during 2010 we borrowed longer-term advances from the FHLB and extended maturities on certain CD specials to lock in the current low interest rates. In December 2010 and January 2011, we used excess cash earning 0.25 basis points to prepay $91.0 million of FHLB advances bearing interest at an average rate of 1.58%.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We also revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 31, 2011.

•

Regarding noninterest expenses, we identified specific noninterest expense reductions realized in 2009 and 2010 and are continuing to review other expense areas for additional reductions. These expense reductions have been and will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services product line and entered into a referral and services agreement with Global Direct which resulted in a net gain of $587 thousand. Similarly, in December 2010 we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc., resulting in a net gain of $1.2 million.

We are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement in October 2010, we are in the process of repositioning the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively to improve our net interest margin. This includes investing in higher yielding investment securities until loan growth resumes, as well as paying down higher priced funding such as FHLB advances and maturing CDs. We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, more specifically delineating our businesses, and preparing “go to market” strategies with relevant products and services and marketing plans by business.

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

Net interest income totaled $41.3 million for the year ended December 31, 2010 compared with $44.8 million for the year ended December 31, 2009. Overall, interest income in 2010 was negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit interest rate levels. We have also implemented interest rate floors on loans. At December 31, 2010, loans aggregating $214.6 million had interest rate floors, of which $196.1 million had floors greater than or equal to 5%.

•	Higher level of loans placed in nonaccrual status during the period; foregone interest on nonaccrual loans for the year ended December 31, 2010 totaled $4.3 million.

•

Maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance has reduced our interest income by $4.7 million for the year ended December 31, 2010 when compared with investing these funds at the average yield of 2.75% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement on October 7, 2010, we have begun redeploying this cash balance into investment securities and also prepaid $91 million of FHLB advances in December 2010 and January 2011 scheduled to mature in January through April 2011.

•	Reduction of $246.9 million in the loan portfolio, including the net transfer of $82.9 million commercial real estate loans to the held for sale portfolio in 2010.

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

	For the years ended December 31,
	2010			2009			2008
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$215,482	$498	0.23%	$96,546	$215	0.22%	$9,365	$106	1.13%
FHLB stock	6,908	23	0.33	6,363	19	0.30	5,640	189	3.35
Investment securities available for sale, taxable (1)	91,338	2,251	2.46	70,693	4,027	5.70	71,778	4,204	5.86
Investment securities available for sale, nontaxable (1)	44,041	1,474	3.35	48,545	1,640	3.38	51,773	1,806	3.49
Loans (2)	967,882	52,381	5.41	1,130,809	60,309	5.33	1,111,436	71,940	6.47

Total interest-earning assets	1,325,651	56,627	4.27	1,352,956	66,210	4.89	1,249,992	78,245	6.26

Noninterest-earning assets
Cash and cash equivalents	11,438			23,022			25,915
Allowance for loan losses	(25,818)			(16,831)			(7,611)
Premises and equipment, net	29,217			28,931			24,704
Goodwill	2,749			3,688			3,688
Accrued interest receivable	4,223			4,934			6,012
Real estate acquired in settlement of loans	25,952			14,887			7,563
Income tax refund receivable	7,231			57			—
Deferred tax asset, net	8,761			7,677			—
Other	10,188			9,402			11,460

Total noninterest-earning assets	73,941			75,767			71,731

Total assets	$1,399,592			$1,428,723			$1,321,723

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$292,696	$248	0.08%	$323,613	$526	0.16%	$374,382	$4,966	1.33%
Money market deposit accounts	137,955	622	0.45	108,566	602	0.55	105,834	1,922	1.82
Savings deposit accounts	46,112	124	0.27	40,871	132	0.32	37,692	129	0.34
Time deposit accounts	552,854	12,566	2.27	578,026	18,251	3.16	400,516	16,677	4.16

Total interest-bearing deposits	1,029,617	13,560	1.32	1,051,076	19,511	1.86	918,424	23,694	2.58
Retail repurchase agreements	22,809	57	0.25	23,227	58	0.25	18,063	247	1.37
Commercial paper (Master notes)	8,435	21	0.25	24,085	60	0.25	32,415	359	1.11
Other short-term borrowings	1	—	—	5,335	33	0.62	13,240	301	2.27
FHLB borrowings	95,231	1,708	1.79	78,166	1,777	2.27	76,718	2,005	2.61
Convertible debt	199	20	10.06	—	—	—	—	—	—

Total interest-bearing liabilities	1,156,292	15,366	1.33	1,181,889	21,439	1.81	1,058,860	26,606	2.51

Noninterest-bearing deposits
Noninterest-bearing deposits	143,974			134,138			138,373
Accrued interest payable	1,588			2,209			2,301
Other	10,275			3,581			5,967

Total noninterest-bearing liabilities	155,837			139,928			146,641

Total liabilities	1,312,129			1,321,817			1,205,501

Shareholders’ equity	87,463			106,906			116,222

Total liabilities and shareholders’ equity	$1,399,592			$1,428,723			$1,321,723

NET INTEREST INCOME/NET YIELD ON INTEREST-EARNING ASSETS		$41,261	3.11%		$44,771	3.31%		$51,639	4.13%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences.    The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the federal funds interest rate from December 31, 2008 through December 31, 2010.

Rate/Volume Analysis.    The following rate/volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been divided proportionately between the rate change and volume change.

	For the year ended December 31, 2010 compared with the year ended December 31, 2009
	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$275	$8	$283
FHLB stock	2	2	4
Investment securities available for sale	920	(2,862)	(1,942)
Loans	(8,832)	904	(7,928)

Total interest income	$(7,635)	$(1,948)	$(9,583)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(46)	$(232)	$(278)
Money market deposit accounts	65	(45)	20
Savings deposit accounts	27	(35)	(8)
Time deposit accounts	(765)	(4,920)	(5,685)

Total interest paid on deposits	(719)	(5,232)	(5,951)

Retail repurchase agreements	(1)	—	(1)
Commercial paper	(39)	—	(39)
Other short-term borrowings	(16)	(17)	(33)
FHLB borrowings	(2,059)	1,990	(69)
Convertible debt	20	—	20

Total interest expense	$(2,814)	$(3,259)	$(6,073)

Net interest income	$(4,821)	$1,311	$(3,510)

Absent the significant impact of nonaccrual loans during 2010, the change in loans due to volume and the change due to rate for the year ended December 31, 2010 compared with the year ended December 31, 2009 was ($10.6) million and $2.7 million, respectively.

	For the year ended December 31, 2009 compared with the year ended December 31, 2008
	Change in volume	Change in rate	Total change
Assets
Interest-earnings assets
Cash and cash equivalents	$119	$(10)	$109
FHLB stock	28	(198)	(170)
Investment securities available for sale	(207)	(136)	(343)
Loans	1,278	(12,909)	(11,631)

Total interest income	$1,218	$(13,253)	$(12,035)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(594)	$(3,846)	$(4,440)
Money market deposit accounts	51	(1,371)	(1,320)
Savings deposit accounts	8	(5)	3
Time deposit accounts	3,462	(1,888)	1,574

Total interest paid on deposits	2,927	(7,110)	(4,183)

Retail repurchase agreements	102	(291)	(189)
Commercial paper	(74)	(225)	(299)
Other short-term borrowings	(121)	(147)	(268)
FHLB borrowings	39	(267)	(228)

Total interest expense	$2,873	$(8,040)	$(5,167)

Net interest income	$(1,655)	$(5,213)	$(6,868)

Absent the significant impact of nonaccrual loans during 2009, the change in loans due to volume and the change due to rate for the year ended December 31, 2009 compared with the year ended December 31, 2008 was ($3.0) million and ($8.6) million, respectively.

Provision for Loan Losses

Provision for loan losses decreased from $73.4 million during the year ended December 31, 2009 to $47.1 million for the year ended December 31, 2010. The decrease was due primarily to declining charge-offs during 2010. See also Financial Condition—Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General.    The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Service charges on deposit accounts, net	$7,543	$8,275	$8,596
Fees for trust and investment management and brokerage services	2,597	2,275	2,996
Mortgage-banking	1,794	1,903	1,264
Automatic teller machine	1,300	1,389	1,234
Merchant services	937	1,079	1,129
Bankcard services	1,793	658	724
Investments securities gains	10	2	1
Other	1,627	1,850	2,073

Total noninterest income	$17,601	$17,431	$18,017

Service Charges on Deposit Accounts, Net.    Net service charges on deposit accounts comprise a significant component of noninterest income totaling 1.7% of average transaction deposit accounts for the year ended December 31, 2010 compared with 1.8% of average transaction deposit accounts for the year ended December 31, 2009. The decrease in service charges on deposit accounts is attributed to a decrease in overdraft fees resulting from a $100 free overdraft limit included with the new MyPal account that we began offering in March 2010, a change in customer behavior from their increased awareness of overdraft fees such that the number of transactions that would otherwise result in overdrafts has been reduced, and the customers with historical overdraft transactions who did not opt-in to overdraft protection in accordance with Regulation E.

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

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010 for new customers and August 15, 2010 for existing customers, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees. To continue to have overdraft services available to those customers who desired to have this service, we were proactive in encouraging our deposit customers to opt-in to overdraft protection; however, not all of our customers who have previously utilized overdraft features have opted-in to overdraft protection. In addition, in December 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. We are still evaluating the guidance and at this time we do not yet know if the guidance and the implementation of Regulation E will result in a sustained reduction in our services charges.

Fees for Trust and Investment Management and Brokerage Services.    The following table summarizes the composition of fees for trust and investment management and brokerage services for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Fees for trust and investment management services	$1,967	$1,764	$2,311
Fees for brokerage services	630	511	685

Total fees for trust and investment management and brokerage services	$2,597	$2,275	$2,996

Fees for trust and investment management and brokerage services for 2010 increased $322 thousand (14.2%) to $2.6 million from $2.3 million for 2009, primarily as a result of the overall increase in the average market values of securities held in trust accounts upon which trust fees are calculated. Fees for brokerage services are primarily transaction-based. As such, the increase in these fees was primarily due to the increase in brokerage transaction activity over the periods presented.

In October 2010, we refined our organizational structure and designated one of our most senior members of executive management with the role of expanding the Bank’s existing trust, investments and insurance division into a comprehensive wealth management business. We believe providing broader wealth management services to our customers, including private banking and investment management, is critical to obtaining market growth. We will be evaluating our overall strategy, platform and resources over the next few months, and expect the expansion into wealth management to occur in 2011.

Mortgage-Banking.    Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the customer relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $423.6 million and $426.6 million at December 31, 2010 and December 31, 2009, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2010	2009	2008
Mortgage-servicing fees	$1,069	$978	$904
Gain on sale of mortgage loans held for sale	1,256	1,728	994
Mortgage-servicing rights portfolio amortization and impairment	(798)	(1,271)	(881)
Derivative loan commitment income	22	41	—
Forward sales commitment income (loss)	(12)	91	—
Other	257	336	247

Total mortgage-banking income	$1,794	$1,903	$1,264

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.24%	0.25%

Mortgage-banking income decreased $109 thousand (5.7%) from December 31, 2009 to December 31, 2010. Gains on sales of mortgage loans declined approximately $472 thousand (27.3%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $473 thousand (37.2%) from the year ended December 31, 2009 to the year ended December 31, 2010. During 2007 and 2008, the Federal Reserve decreased rates by 500 to 525 basis points. During 2009, this decline in interest rates resulted in an increase in new loan volume and existing loan prepayments and, therefore, increased gains on sales and amortization within the mortgage-servicing rights portfolio. Loan sales and loan prepayments were significantly lower in 2010 both because many of those borrowers who were able to refinance had already done so and because mortgage rates increased during the fourth quarter 2010. Offsetting this change, derivative loan commitment income and forward sales commitment income decreased $122 thousand over the same periods. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we entered into the commitment to originate / sell the loans and the valuation date. In January 2011, we began a review of our mortgage origination and servicing business with the assistance of a third party consultant to identify opportunities to improve the profitability of this business.

Automatic Teller Machine.    Automatic teller machine income decreased $89 thousand (6.4%) from December 31, 2009 to December 31, 2010. The decrease was consistent with a decrease of one automatic teller machine in 2010 and our revised deposit product related fees implemented throughout 2010.

Merchant Services.    Merchant services income decreased $142 thousand (13.2%) from December 31, 2009 to December 31, 2010. As previously described in the Executive Summary of 2010 Financial Results, Strategic Project Plan, we are critically evaluating each of our product lines to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, on March 31, 2010 we sold this product line and entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $587 thousand, net of transaction fees, for the year ended December 31, 2010. Under the agreement, Global Direct will provide services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services, and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer customers that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct.

Bankcard Services.    In connection with our on-going strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc., resulting in a net gain of $1.2 million, included within this financial statement item. We also entered into an interim servicing agreement to cover the period through the date the accounts are transferred to the third party’s system, a period expected not to exceed eight months. In connection with the interim servicing agreement, we will receive a set servicing fee per active account per month for providing servicing related functions such as payment processing, collections, customer service and billing. Based on the structure of the interim servicing agreement, the servicing fee to be received is considered adequate compensation for the services to be performed and, therefore, no servicing asset or liability was recognized in connection with the sale.

Other.    Other noninterest income decreased $223 thousand (12.1%) from the year ended December 31, 2009 to December 31, 2010. The decrease was primarily due to the cost of new deposit product incentives which are recorded as an offset to the associated fee income within this financial statement line item.

Noninterest Expense

General.    The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009 and 2010 and are continuing to review other expense areas for additional reductions. Examples include:

•	Freezing most employee salaries effective May 1, 2009 and eliminating the remaining officer cash incentive plan awards under the corporate incentive plan for 2009

•	Reducing our Saturday banking hours from 2:00 p.m. to noon in September 2009 and converting some branch office hours on Saturdays to drive thru only in October 2010

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations

•

Reducing officer perquisites, including elimination in 2010 of all bank-owned automobiles, reduction in coverage for annual physical examinations, elimination in 2010 of Company paid life insurance premiums for certain officers, and termination of officer participation in the Supplemental Executive Retirement Plan.

With the assistance from a third party consulting firm, we also reviewed our Retail Banking network in March through June 2010 and are implementing process improvements and other recommendations that we believe will result in reduced expenses. In September 2010 through January 2011, with assistance from the same consulting firm, we performed a comprehensive review of our lending process that we believe will similarly result in efficiency improvements and cost savings. Savings have also been realized resulting from more fully leveraging existing technology, implementing more advanced technology, and other process improvements. These expense reductions are partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets. We continue to review other expense areas for additional reduction opportunities.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Salaries and other personnel	$24,677	$24,463	$23,774
Occupancy	4,778	4,293	3,293
Furniture and equipment	3,841	3,407	3,823
Loss (gain) on disposition of premises and equipment	37	81	(2)
Professional services	2,507	1,709	942
FDIC deposit insurance assessment	4,487	3,261	786
Marketing	1,407	1,114	1,576
Foreclosed real estate writedowns and expenses	11,656	3,233	516
Goodwill impairment	3,691	—	—
Loss on commercial loans held for sale	7,562	—	—
Other	8,663	9,454	8,266

Total noninterest expense	$73,306	$51,015	$42,974

Salaries and Other Personnel.    Salaries and personnel expense increased $214 thousand (0.9%) for the year ended December 31, 2010 as compared to the same period of 2009 as declines in salaries expense were more than offset by increases in contract labor, incentives and employee benefit costs. In connection with the execution of our strategic plan, we are evaluating the proper alignment of roles and responsibilities within the Company and working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy.    Occupancy expense increased $485 thousand (11.3%) for the year ended December 31, 2010 over 2009, primarily as a result of the impact of the new corporate headquarters. Occupancy expense for the year ended December 31, 2010 included twelve monthly payments under the lease agreement for the new headquarters and only nine and one-half monthly payments for the year ended December 31, 2009. This increase was offset by the impact of expenses associated with banking offices previously consolidated or relocated that have not yet been subleased or sold no longer being recorded within this financial statement line item but rather being recorded as a branch closure expense within Other noninterest expense in the Consolidated Statements of Income (Loss).

Furniture and Equipment.    Furniture and equipment expense increased $434 thousand (12.7%) for the year ended December 31, 2010 over 2009. Furniture and equipment depreciation and capital lease amortization, included within this line item, increased $355 thousand over the same periods primarily due to a new capitalized lease in December 2009.

Professional Services.    Professional services expense increased $798 thousand (46.7%) for the year ended December 31, 2010 over 2009 due to increased use of consultant services to assist with strategic business reviews and process improvement engagements, an increase in tax services related to the Private Placement, legal fees related to the Consent Order, and loan advisory firm fees associated with the marketing of commercial loans held for sale.

FDIC Deposit Insurance Assessment.    FDIC insurance premiums increased $1.2 million (37.6%) for the year ended December 31, 2010 compared to the same period of 2009. For the year ended December 31, 2010, the FDIC’s general assessment rates increased compared to 2009. The increase in the general assessment was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program and our capital classification being below well-capitalized. During the second quarter of 2009, we accrued an incremental $680 thousand of increased FDIC premiums due to the industry-wide special assessment by the FDIC to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less tier 1 capital with a cap of 10-basis points times deposits.

In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

With the consummation of the Private Placement on October 7, 2010 and the resulting change in the Bank’s capital classification to well-capitalized, as well as the changes to the deposit insurance assessment regulations, we project that our FDIC insurance premiums will be reduced by approximately $1.8 million in 2011, based on our 2011 budgeted level of deposits and assets.

Marketing.    Marketing expense increased $293 thousand (26.3%) from the year ended December 31, 2009 to the same period of 2010, primarily due to promotional efforts related to our new MyPal checking and Smart Savings deposit accounts introduced in March 2010 and increased marketing related to mortgage and small business. In 2009, a concerted effort was made to reduce discretionary expenditures.

Foreclosed Real Estate Writedowns and Expenses.    Foreclosed real estate writedowns and expenses increased $8.4 million for the year ended December 31, 2010 in comparison with the same period of 2009. Based on currently available valuation information primarily from third party appraisals, the carrying value of these assets is written down to their fair value less estimated selling costs. Writedowns on seven such properties resulted in a provision charged to expense of $7.0 million (61.9% of total writedowns). The continued high level of writedowns is due to receipts of contracts for sale and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees, and other carrying costs on our elevated level of foreclosed properties.

Goodwill Impairment.    Goodwill impairment of $3.7 million was recognized during the year ended December 31, 2010. As described in Part I., Item 7. Financial Condition, Goodwill, we performed an impairment test of our goodwill quarterly in 2010. The September 30, 2010 evaluation indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a noncash charge of $3.7 million, eliminating the entire balance of the goodwill on the Company’s Consolidated Balance Sheets. This charge had no effect on the liquidity, regulatory capital, or daily operations of the Company.

Loss on Loans Held for Sale.    In September 2010, we decided to market for sale commercial loans totaling $90.9 million at September 30, 2010 and we are evaluating the bids received on a loan by loan basis. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year end. In many cases, we have not accepted such discounted bids. In certain cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order.

During the fourth quarter of 2010, we sold five loans, representing two relationships, with a gross book value of $10.4 million for an aggregate loss of $3.5 million. At December 31, 2010, we had commercial loans held for sale aggregating $66.2 million, of which $2.0 million were under contract for sale and expected to close in the first quarter 2011. Writedowns of $1.1 million were recorded in the fourth quarter 2010 to reduce the value of these loans to the contract value less estimated costs to sell.

Other.    Other noninterest expense decreased $791 thousand (8.4%) during the year ended December 31, 2010 over 2009. Included in this financial statement line item are the following:

•	Credit-related costs and expenses associated with the execution of the Strategic Project Plan and problem loan resolution consulting assistance.

•

Branch closure expense associated with banking offices previously consolidated or relocated that have not yet been subleased or sold. Two operating leases with total monthly payments of approximately $9 thousand expired during 2010 and will result in a reduction in branch facilities expense going forward.

•	In December 2010, a vacant bank-owned branch facility was placed under contract. Based on the contract price, we recorded a writedown of $24 thousand for the year ended December 31, 2010.

•

In December 2010, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $61.0 million of FHLB advances resulting in a prepayment penalty of $33 thousand for the year ended December 31, 2010.

Provision (Benefit) for Income Taxes

As a result of a charge against income tax provision (benefit) to record a valuation allowance of $20.5 million against our gross deferred tax asset as of December 31, 2010, our income tax benefit of $1.3 million for the year ended December 31, 2010 was significantly less than the normal expectation using a 35% federal income tax rate applied to the net loss for the year before income taxes. During the year ended December 31, 2009, we recognized an income tax benefit of $22.1 million, and during the year ended December 31, 2008, we recognized an income tax expense of $7.5 million. Our effective tax rates were 2.2%, 35.6%, and 35.4% for the years ended December 31, 2010, 2009, and 2008, respectively. The 2010 benefit is related to our ability to utilize operating losses as a carryback to offset income taxes paid in 2008.

As of December 31, 2010, prior to any valuation allowance, net deferred tax assets totaling $20.5 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset at December 31, 2010. The Private Placement that was consummated on October 7, 2010 is considered to be a change in control under the Internal Revenue Service rules. Accordingly, with the assistance of third party specialists we were required to determine the fair value of the Company and our assets for the purpose of evaluating any potential limitation or deferral of our ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses as of October 7, 2010, which also limits the amount of net operating losses that may be used in the future. As a result of the valuations and tax analysis, we currently estimate that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and therefore how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Recently Issued / Adopted Authoritative Pronouncements

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, for a discussion regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices, and other relevant market rates and prices such as equity prices. Due to the nature of our operations, we are primarily exposed to interest rate risk and liquidity risk. To a lesser degree we are also exposed to equity risk as variability in equity values impacts the amount of our trust income and the funded status of our retirement plan, which was frozen in 2007.

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

We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, our Asset / Liability Committee (“ALCO”) and the Board of Directors monitor our interest rate sensitivity and liquidity on an ongoing basis. The Board of Directors and ALCO oversee market risk management and establish risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its impact on net interest income and capital. ALCO uses a variety of measures to gain a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time, and the exposure to changes in certain interest rate relationships.

We utilize a simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the coming 12 month period. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected Consolidated Balance Sheets. Other interest rate related risks, such as prepayment, basis, and option risk, are also considered in the model.

ALCO continuously monitors and manages the volume of interest sensitive assets and interest sensitive liabilities. Interest-sensitive assets and liabilities are those that reprice or mature within a given timeframe. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective and mitigate potential market risk, management develops and implements investment, lending, funding and pricing strategies.

As of December 31, 2010, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	(5.08)%
Up 200 basis points	(3.51)
Up 100 basis points	(1.40)
Base
Down 100 basis points	1.76
Down 200 basis points	2.04
Down 300 basis points	1.77

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Palmetto Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with the authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the internal control structure over financial reporting as of December 31, 2010 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Samuel L. Erwin	Roy D. Jones
Chief Executive Officer Palmetto Bancshares, Inc.	Chief Financial Officer Palmetto Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of Palmetto Bancshares, Inc. and Subsidiary’s internal control over financial reporting.

/s/ Elliott Davis LLC

Greenville, South Carolina

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the internal control over financial reporting of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Elliott Davis LLC

Greenville, South Carolina

February 28, 2011

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents
Cash and due from banks	$223,017	$188,084

Total cash and cash equivalents	223,017	188,084
FHLB stock, at cost	6,785	7,010
Investment securities available for sale, at fair value	218,775	119,986
Mortgage loans held for sale	4,793	3,884
Commercial loans held for sale	66,157	—
Loans, gross	793,426	1,040,312
Less: allowance for loan losses	(26,934)	(24,079)

Loans, net	766,492	1,016,233
Premises and equipment, net	28,109	29,605
Goodwill	—	3,691
Accrued interest receivable	4,702	4,322
Foreclosed real estate	19,983	27,826
Income tax refund receivable	7,436	20,869
Deferred tax asset, net	—	5,799
Other	8,998	8,454

Total assets	$1,355,247	$1,435,763

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$141,281	$142,609
Interest-bearing	1,032,081	1,072,305

Total deposits	1,173,362	1,214,914
Retail repurchase agreements	20,720	15,545
Commercial paper (Master notes)	—	19,061
FHLB borrowings	35,000	101,000
Accrued interest payable	1,187	2,020
Other	11,079	8,208

Total liabilities	1,241,348	1,360,748

Shareholders’ equity
Preferred stock-par value $0.01 per share; authorized 2,500,000 at December 31, 2010 and December 31, 2009; none issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock—par value $0.01 per share at December 31, 2010, $5.00 per share at December 31, 2009; authorized 75,000,000 shares at December 31, 2010, 25,000,000 at December 31, 2009; 47,409,078 issued and outstanding at December 31, 2010, 6,495,130 issued and outstanding at December 31, 2009	474	32,282
Capital surplus	133,112	2,599
Retained earnings (deficit)	(13,108)	47,094
Accumulated other comprehensive loss, net of tax	(6,579)	(6,960)

Total shareholders’ equity	113,899	75,015

Total liabilities and shareholders’ equity	$1,355,247	$1,435,763

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Interest income
Interest earned on cash and cash equivalents	$498	$215	$106
Dividends received on FHLB stock	23	19	189
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	57	8	235
State and municipal (nontaxable)	1,474	1,640	1,806
Collateralized mortgage obligations (taxable)	1,518	3,069	2,877
Other mortgage-backed (taxable)	676	950	1,092
Interest and fees earned on loans	52,381	60,309	71,940

Total interest income	56,627	66,210	78,245
Interest expense
Interest paid on deposits	13,560	19,511	23,694
Interest paid on retail repurchase agreements	57	58	247
Interest paid on commercial paper	21	60	359
Interest paid on other short-term borrowings	—	33	301
Interest paid on FHLB borrowings	1,708	1,777	2,005
Other	20	—	—

Total interest expense	15,366	21,439	26,606

Net interest income	41,261	44,771	51,639
Provision for loan losses	47,100	73,400	5,619

Net interest income (expense) after provision for loan losses	(5,839)	(28,629)	46,020

Noninterest income
Service charges on deposit accounts, net	7,543	8,275	8,596
Fees for trust and investment management and brokerage services	2,597	2,275	2,996
Mortgage-banking	1,794	1,903	1,264
Automatic teller machine	1,300	1,389	1,234
Merchant services	937	1,079	1,129
Bankcard services	1,793	658	724
Investment securities gains	10	2	1
Other	1,627	1,850	2,073

Total noninterest income	17,601	17,431	18,017
Noninterest expense
Salaries and other personnel	24,677	24,463	23,774
Occupancy	4,778	4,293	3,293
Furniture and equipment	3,841	3,407	3,823
Loss (gain) on disposition of premises and equipment	37	81	(2)
Professional services	2,507	1,709	942
FDIC deposit insurance assessment	4,487	3,261	786
Marketing	1,407	1,114	1,576
Foreclosed real estate writedowns and expenses	11,656	3,233	516
Goodwill impairment	3,691	—	—
Loss on commercial loans held for sale	7,562	—	—
Other	8,663	9,454	8,266

Total noninterest expense	73,306	51,015	42,974

Net income (loss) before provision (benefit) for income taxes	(61,544)	(62,213)	21,063
Provision (benefit) for income taxes	(1,342)	(22,128)	7,464

Net income (loss)	$(60,202)	$(40,085)	$13,599

Common and per share data
Net income (loss)—basic	(3.78)	(6.21)	2.11
Net income (loss)—diluted	(3.78)	(6.21)	2.09
Cash dividends	—	0.06	0.80
Book value	2.40	11.55	17.96

Weighted average common shares outstanding—basic	15,913,000	6,449,754	6,438,071
Weighted average common shares outstanding—diluted	15,913,000	6,449,754	6,519,849

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (deficit)	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2007	6,421,765	$32,109	$1,664	$79,221	$(2,738)	$110,256

Net income				13,599		13,599
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $832					(1,368)
Reclassification adjustment included in net income, net of tax impact of $0					(1)

Net unrealized loss on investment securities available for sale						(1,369)
Defined benefit pension plan
Impact of FASB ASC 715, net of tax impact of $1,082					(2,010)	(2,010)

Comprehensive income						10,220
Cumulative effect of adoption of new accounting standard (see Note 14)				(99)		(99)
Cash dividend declared and paid ($0.80 per share)				(5,153)		(5,153)
Compensation expense related to stock option plan			94			94
Excess tax benefit from equity-based awards			78			78
Common stock issued pursuant to stock option plan	24,325	121	259			380

Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776

Net loss				(40,085)		(40,085)
Other comprehensive loss, net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,179					1,928
Reclassification adjustment included in net loss, net of tax impact of $1					(1)

Net unrealized gain on investment securities available for sale						1,927
Defined benefit pension plan
Impact of FASB ASC 715, net of tax impact of $1,491					(2,770)	(2,770)

Comprehensive loss						(40,928)
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock option plan			64			64
Excess tax benefit from equity-based awards			133			133
Common stock issued pursuant to stock option plan	4,000	20	86			106
Common stock issued pursuant to restricted stock plan	45,040	32	221			253

Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015

Net loss				(60,202)		(60,202)
Other comprehensive loss, net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $590					964
Reclassification adjustment included in net income, net of tax impact of $4					(6)

Net unrealized gain on investment securities available for sale						958
Defined benefit pension plan
Impact of FASB ASC 715, net of tax impact of $310					(577)	(577)

Comprehensive loss						(59,821)
Compensation expense related to stock option plan			30			30
Par Value Adjustment, as of August 6, 2010	—	(32,410)	32,410			—
Common stock issued pursuant to restricted stock plan, through August	—	34	188			222
Common stock issued pursuant to restricted stock plan, par adjustment	—	159	(159)			—
Common stock issued pursuant to restricted stock plan, post par adjustment, net of forfeitures	15,700	—	75			75
Common stock issued pursuant to Private Placement, net of issuance costs	39,975,980	400	95,580			95,980
Common stock issued upon conversion of convertible debt	146,145	1	379			380
Common stock issued pursuant to Follow-On Offering	776,123	8	2,010			2,018

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(60,202)	$(40,085)	$13,599
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,581	2,157	1,972
Goodwill impairment	3,691	—	—
Amortization of unearned discounts / premiums on investment securities available for sale, net	1,829	45	13
Deferred income tax expense (benefit)	5,524	(4,878)	(1,320)
Net change in income tax refund receivable	13,433	(20,869)	—
Provision for loan losses	47,100	73,400	5,619
Gain on sale of credit card portfolio	(1,177)	—	—
Gain on sales of mortgage loans held for sale, net	(1,256)	(1,728)	(994)
Loss on commercial loans held for sale	7,562	—	—
Writedowns, gains, and losses on sales of foreclosed real estate	10,650	2,832	291
Loss on prepayment of FHLB advances	33	—	—
Investment securities gains	(10)	(2)	(1)
Investment securities available for sale other-than-temporary impairment	—	49	—
Originations of mortgage loans held for sale	(65,463)	(146,018)	(78,962)
Proceeds from sale of mortgage loans held for sale	65,810	151,277	77,701
Compensation expense related to stock options granted	30	64	94
Income tax benefits from exercises of nonqualified stock options in excess of amount previously provided	—	133	78
Decrease in interest receivable and other assets, net	13	1,398	1,559
Increase (decrease) in interest payable and other liabilities, net	529	1,435	(2,136)

Net cash provided by operating activities	30,677	19,210	17,513

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	40,193	—	—
Proceeds from maturities of investment securities available for sale	47,321	5,038	22,789
Purchases of investment securities available for sale	(76,532)	(16,285)	—
Purchases of mortgage-backed investment securities available for sale	(127,361)	(1,494)	(66,537)
Repayments on mortgage-backed investment securities available for sale	17,315	21,364	11,652
Proceeds from sale of commercial loans held for sale	9,216	—	—
Purchases of FHLB stock	—	(2,447)	(5,029)
Redemptions of FHLB stock	225	2,003	1,080
Decrease (increase) in loans, net	87,085	33,219	(118,680)
Proceeds on sale of credit card portfolio	13,375	—	—
Proceeds on sale of real estate acquired in settlement of loans	17,616	689	3,511
Purchases of premises and equipment, net	(1,401)	(5,415)	(4,837)

Net cash provided by (used in) investing activities	27,052	36,672	(156,051)

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in transaction, money market, and savings deposit accounts, net	17,439	(19,865)	(47,595)
(Decrease) increase in time deposit accounts, net	(58,991)	163,283	59,488
Increase (decrease) in retail repurchase agreements, net	5,175	(812)	5,077
(Decrease) increase in commercial paper, net	(19,061)	(8,894)	1,629
(Decrease) increase in other short-term borrowings	—	(35,785)	17,785
Proceeds from FHLB advances	—	5,000	84,000
Repayment of FHLB advances	(66,033)	—	—
Other common stock activity	297	359	380
Proceeds from issuance of common stock, net	97,998	—	—
Proceeds from issuance of convertible debt	380	—	—
Cash dividends paid on common stock	—	(389)	(5,153)

Net cash (used in) provided by financing activities	(22,796)	102,897	115,611

Net change in cash and due from banks	34,933	158,779	(22,927)
Cash and due from banks at beginning of period	188,084	29,305	52,232

Cash and due from banks at end of period	$223,017	$188,084	$29,305

	For the years ended December 31,
	2010	2009	2008
Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$16,199	$21,256	$26,808

Income taxes paid (refunds received, net)	(20,302)	2,880	9,588

Significant noncash activities
Net unrealized gain (loss) on investment securities available for sale, net of tax	$958	$1,927	$(1,369)

Loans transferred from held for investment to held for sale, net	82,935	—	155

Loans transferred to foreclosed real estate, at fair value	20,423	24,628	2,778

Premises reclassified as held for sale, at fair value	316	—	1,651

Net unrealized loss on pension plan assets, net of tax	(577)	(2,770)	(2,010)

Conversion of convertible debt to common stock	380	—	—

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

The Company is a regional financial services bank holding company organized in 1982 under the laws of South Carolina headquartered in Greenville, South Carolina. The Company provides, through the Bank, a broad array of commercial banking, consumer banking, trust, investment management, insurance and brokerage services throughout its market area primarily within northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, which includes its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Palmetto Capital and other subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company or its subsidiary. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.

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

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public enterprises are required to report a measure of segment profit or loss, certain specific revenue and expense items for each segment, segment assets, and information about the way that the operating segments were determined, among other items.

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

During 2009 and 2010, the Company realigned its organization structure and began the process of more specifically delineating its businesses. However, at this time the Company does not yet have in place a reporting structure to separately report and evaluate various lines of businesses. Accordingly, at December 31, 2010 the Company had one reportable operating segment.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the year ended December 31, 2010 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in the Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income (loss) or shareholders’ equity as previously reported.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk, and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolios that results from borrowers’ inability or unwillingness to make contractually required payments, or default on repayment of investment securities. Market risk includes primarily interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of loans held for sale and in the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of such type of collateral, is adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Company and the Bank are subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company and the Bank also undergo periodic examinations by regulatory agencies, which may subject them to changes with respect to asset valuations, amount of required allowance for loan loss, or operating restrictions.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the date of this filing and no subsequent events have occurred requiring accrual or disclosure in these financial statements in addition to that included herein.

Cash and Cash Equivalents

Cash and cash equivalents may include cash, interest-bearing bank balances, and federal funds sold. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

FHLB Stock

FHLB stock is carried at its original cost basis, as cost approximates fair value and there is no ready market for such investments. Historically, redemption of this stock has been at par value. Dividends are paid on this stock also at the discretion of the FHLB.

Investment Securities Available for Sale

The Company’s investments are classified into three categories. Held-to-maturity investment securities include debt securities that the owner has the intent and ability to hold until maturity and are reported at amortized cost. Trading investment securities include debt and equity securities that are bought and held for the purpose of sale in the near term and are reported at fair value with unrealized gains and losses included in income. Available for sale investment securities include debt and equity investment securities that the Company determines may be sold at a future date or that it does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair value with unrealized gains and losses excluded from income and reported as a separate component of shareholders’ equity, net of deferred income taxes. For additional information regarding fair value estimates and methodologies, see Note 19, Disclosures Regarding Fair Value. Any other-than-temporary impairment related to credit losses is recognized through earnings while any other-than-temporary impairment related to other factors is recognized in other comprehensive income. Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

Other-than-temporary impairment analysis is conducted on a quarterly basis or more often if a potential loss-triggering event occurs. Investment securities are considered to be impaired on an other-than-temporary basis if it is probable that the issuer will be unable to make its contractual payments or if the Company no longer believes the security will recover within the estimated recovery period. Other-than-temporary impairment is recognized by evaluating separately other-than-temporary impairment losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. For debt securities, the Company also considers the cause of the price decline such as the general level of interest rates and industry and issuer-specific factors, the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action, and for asset-backed securities, the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the remaining credit enhancement compared to expected credit losses. Additionally, in determining if there is evidence of credit deterioration, the Company evaluates the severity of decline in market value below cost, the period of time for which the decline in fair value has existed, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.

Unamortized premiums and discounts are recognized in interest income over the contractual life of the security using the interest method. As principal repayments are received on securities (primarily mortgage-backed securities) a pro-rata portion of the unamortized premium or discount is recognized in interest income. Accretion of unamortized discounts is discontinued for investment securities that fall below investment grade.

Mortgage Loans Held for Sale

Residential mortgage loans originated with the intent of sale are reported at the lower of cost or estimated fair value on an aggregate loan basis. Net unrealized losses, if necessary, are provided for through a valuation allowance charged to income. Gains or losses realized on the sale of residential mortgage loans are recognized at the time of sale and are determined as the difference between the net sale proceeds and the carrying value of loans sold.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Commercial Loans Held for Sale

Commercial loans held for sale are classified as held for sale based on the Company’s intent to sell such loans. These loans are carried at the lower of cost or fair value less estimated selling costs. A valuation allowance is recorded against the loans held for sale for the excess of the recorded investment in the loan and the fair value less estimated selling costs. Loans which the Company subsequently determines will not be sold are transferred back to the loans held for investment portfolio at the lower of cost or fair value less estimated selling costs. For additional information regarding fair value estimates and methodologies, see Note 19, Disclosures Regarding Fair Value.

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Unearned income, deferred fees and costs, and discounts and premiums are amortized to income over the contractual life of the loan.

Past due and delinquent status is based on contractual terms. Interest on loans deemed past due continues to accrue until the loan is placed in nonaccrual status.

The accrual of interest is discontinued when it is determined there is a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the borrower. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by the Company. Loans may be manually placed in nonaccrual status if it is determined that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes the Company to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest receivable is reversed. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered. Any additional amounts received are reflected in interest income. Loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring. The restructuring of a loan may include the transfer from the borrower to the Company of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms, or a combination of the above. The accrual of interest continues on a troubled debt restructuring as long as the loan is performing in accordance with the restructured terms.

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for sale, until the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off.

Allowance for Loan Losses

The allowance for loan losses represents an amount that the Company believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process requiring considerable judgment. Such judgment is based on evaluations of

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the overall loan portfolio; economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay; the amount and quality of collateral securing the loans; its historical loan loss experience; and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents the Company’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. The Company’s allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools, and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects the Company’s continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Lending risks are driven primarily by the type of loans within the portfolio.

Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in the Company’s judgment, should be charged-off. While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications and collateral valuation.

An allowance for loan losses on specific loans is recorded for an impaired loan when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan, and economic conditions impacting the borrower’s industry, among other things.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. The Company uses a five-year look-back period when computing historical loss rates. Given the increase in charge-offs beginning in 2009, the Company also utilized a three-year look-back period during 2010 for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

Historical loss percentages are adjusted for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors considered in the determination of the December 31, 2010 and 2009 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructuring loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review, and / or bank examiners are charged-off. Each impaired loan is reviewed on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, any impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off based on pre-defined past due time periods.

Reserve for Unfunded Commitments

The Company estimates probable losses related to unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for loan losses; however, commitments have fixed expiration dates and most of the Company’s commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors, including deterioration in the creditworthiness of the borrower. Accordingly, many of the Company’s loan commitments are expected to expire without being drawn upon and therefore the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded lending commitments is included in Other liabilities in the Consolidated Balance Sheets. Changes to the reserve for unfunded commitments are recorded through other noninterest expense in the Consolidated Statements of Income (Loss).

Mortgage-Servicing Rights

The Company recognizes a mortgage-servicing asset upon the sale of mortgage loans for which the Company retains the underlying servicing obligation. Mortgage-servicing assets are initially measured at fair value and amortized to expense over the estimated life of the servicing obligation.

The fair value of mortgage-servicing rights is determined at the date of sale using the present value of estimated future net servicing income, using assumptions that market participants use in their estimates of values. The Company presents separately servicing assets and servicing liabilities, which are subsequently measured at the lower of cost or fair value in the Consolidated Balance Sheets. Gain or loss on sale of mortgage loans is based on proceeds received, the value of any mortgage-servicing rights recognized, and the previous carrying amount of the loans transferred and any interests the Company continues to hold based on relative fair value at the date of transfer. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets.

The Company utilizes a third party specialist to assist with the quarterly determination of the fair value of its mortgage servicing rights, as well as capitalization, impairment, and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans, and discount rates are used in the estimate of fair value. Amortization of mortgage servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized. Projected net servicing income is determined based on the estimated future balance of the underlying mortgage loan portfolio as it declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts, and relevant characteristics of the mortgage-servicing rights portfolio such as loan types, interest rate stratification, and recent prepayment experience. The Company believes that the modeling techniques and assumptions used are reasonable.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Impairment valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each stratum of the mortgage servicing rights, which is segregated based on predominate risk characteristics, including interest rate and loan type. Subsequent increases in value are recognized to the extent of the previously recorded impairment.

Premises and Equipment, net

Land is reported at cost. Building and improvements, furniture and equipment, and software are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related asset. Estimated lives range from twelve to thirty-nine years for buildings and improvements and from five to twelve years for furniture and equipment. Estimated lives range from three to five years for computer software. Estimated lives of Bank automobiles are typically five years. Leasehold improvements are generally depreciated over the lesser of the lease term or the estimated useful lives of the improvements.

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

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale, including that a sale is probable and expected to occur within a one year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair value less estimated costs to sell.

The Company recorded no impairment loss relative to its long-lived assets for the years ended December 31, 2010, 2009, and 2008.

Long-lived assets to be disposed of by abandonment or in an exchange for similar productive long-lived assets are classified as held for sale and used until disposed. The Company had no such assets at December 31, 2010 or 2009.

Goodwill and Core Deposit Intangibles

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances arise that would more likely than not reduce the fair value of the reporting unit below its carrying value. The first step of the Company’s goodwill impairment test, used to identify potential impairment, compares the fair value of its reporting unit with its carrying amount, including goodwill. If the fair value of its reporting unit exceeds its carrying amount, goodwill is considered not impaired,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

thus the second step of the impairment test is unnecessary. If the carrying amount of its reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Once an impairment loss is recognized, future increases in fair value do not result in the reversal of previously recognized losses. Based on an impairment assessment, during the year ended December 31, 2010, the Company wrote-off the entire balance of its goodwill through a $3.7 million impairment charge.

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets related to core deposit intangibles were fully amortized in 2009.

Foreclosed Real Estate

Foreclosed real estate is carried at fair value less estimated selling costs, establishing a new cost basis. Fair value of such real estate is reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Writedowns resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged to expense. Costs relating to the development and improvement of such property are capitalized.

Accumulated Other Comprehensive Loss

The Company discloses changes in comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Net Unrealized (Losses) Gains on Investment Securities Available for Sale
Balance, beginning of year	$306	$(1,621)	$(252)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(64)	3,211	(2,201)
Income tax (expense) benefit	24	(1,216)	832
Less: Reclassification adjustment for (gains) losses included in net (loss) income	1,608	(104)	—
Income tax expense (benefit)	(610)	36	—

	958	1,927	(1,369)

Balance, end of year	1,264	306	(1,621)

Net Unrealized (Losses) Gains on Impact of Defined Benefit Pension Plan
Balance, beginning of year	(7,266)	(4,496)	(2,486)
Other comprehensive loss:
Impact of FASB ASC 715	(887)	(4,261)	(3,092)
Income tax benefit	310	1,491	1,082

	(577)	(2,770)	(2,010)

Balance, end of year	(7,843)	(7,266)	(4,496)

	$(6,579)	$(6,960)	$(6,117)

Total other comprehensive income (loss), end of year	$381	$(843)	$(3,379)
Net (loss) income	(60,202)	(40,085)	13,599

Comprehensive (loss) income	$(59,821)	$(40,928)	$10,220

Income Taxes

The Company files consolidated federal and state income tax returns. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis. The Company accounts for income taxes based on two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions, if any.

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

Deferred tax assets are recognized subject to the Company’s judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties, if any, are recognized as a component of income tax expense.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations, and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. Accordingly, no potential common shares were included in the computation of the diluted per share amount for the years ended December 31, 2010 or 2009.

Employee Benefit Plan—Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least twelve months of continuous service and having attained age 21. The plan was originally designed to produce a designated retirement benefit, and benefits were fully vested after five years of service. No vesting occurred until five years of service had been achieved. In the fourth quarter of 2007, the Company notified employees that, effective 2008, it would cease accruing pension benefits for employees with regard to its noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2007.

Until January 1, 2011, the Company’s trust department administered the plan’s assets. The plan’s assets are now managed by third party administrator. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

The Company accounts for the plan using an actuarial model. This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render services ratably over this period and, therefore, the income statement impacts of pension benefits should follow a similar pattern.

The funded status of the Company’s pension plan is recognized on the Consolidated Balance Sheets. The funded status is the difference between the plan assets and the projected benefit obligation at the balance sheet date. For additional information regarding the defined benefit pension, see Note 14, Employee Benefit Plans.

Equity Based Compensation—Stock Option and Restricted Stock Plans

The Company accounts for employee stock options as compensation expense in the income statement based on the fair value on the measurement date, which, for the Company, is the date of the grant. Compensation

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

expense is recognized over the vesting period of the related stock options. Fair value of stock options is estimated using an option pricing model that takes into account fair value of the Company’s stock, volatility measures, the grant-date level of interest rates, the term of the option and estimated pre-vesting forfeiture rates.

The value of restricted stock awards is established as the fair value of the stock at the time of the grant. Compensation expense for restricted stock awards is measured at fair value and recognized in compensation expense over the service period. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. Shares of restricted stock are subject to pro rata restrictions as to continuous employment for a specified time period following the date of grant, currently five years. During this period, the holder is entitled to full voting rights and dividends.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company did not apply hedge accounting to any of its derivative instruments for the years ended December 31, 2010, 2009, or 2008.

The Company originates certain residential loans with the intention of selling these loans. Between the time that it enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. Changes in fair value are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

Fair Valuation Measurements

The Company provides disclosures about the fair value of assets and liabilities recognized in the Consolidated Balance Sheets in periods subsequent to initial recognition, including whether the measurements are made on a recurring basis (for example, investment securities available-for-sale) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under the fair value hierarchy, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs are used to measure fair value:

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Disclosures about the fair value of all financial instruments whether or not recognized in the Consolidated Balance Sheets for which it is practicable to estimate that value are required. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly impacted by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For additional information regarding fair value estimates and methodologies, see Note 19, Disclosures Regarding Fair Value.

Valuation of the Company’s Common Stock

On a periodic basis, the Company utilizes the market price of its common stock within various valuations and calculations relating to the defined benefit pension plan assets, trust department assets under management, employee retirement accounts, impairment analysis of goodwill, granting of awards under its restricted stock plan, the calculation of diluted earnings per share, and the valuation of such stock serving as loan collateral.

The Company’s common stock is not listed on an exchange or quoted on the OTC Bulletin Board. The Company’s common stock is, however, quoted on the Pink Sheets under the symbol “PLMT.PK”. Although the Company’s common stock is quoted on the Pink Sheets, there is currently only a limited public trading market of the Company’s common stock, and private trading also has been limited. In addition, buyers and sellers may privately negotiate transactions. Because there is not an established market for the Company’s common stock, it may not be aware of all prices at which the Company’s common stock has been traded. Additionally, the Company has not determined whether the trades of which it is aware were the result of arm’s-length negotiations between the parties. Accordingly, the Company normally determines the value of its common stock based on the last five trades of the stock facilitated by the Company through the Private Trading System.

Recently Adopted Authoritative Pronouncements

In July 2010, the FASB issued ASU 2010-20 which expanded disclosures related to allowance for credit losses and the credit quality of financing receivables. The amendments require the allowance and other credit quality disclosures to be provided on a disaggregated basis. The Company adopted the provisions of this amendment as of December 31, 2010 (see Note 1, Summary of Significant Accounting Policies and Note 4, Loans). Disclosures about troubled debt restructurings required by ASU 2010-20 have been deferred by FASB in an update issued in early 2011. The troubled debt restructurings disclosures are anticipated to be effective for periods ending after June 15, 2011. The adoption of ASU 2010-20 had no impact on the Company’s financial position, results of operations, or cash flows.

Applicable Authoritative Pronouncements Issued Subsequent to December 31, 2010

No authoritative pronouncements effective for financial reporting periods subsequent to December 31, 2010 have been issued that will have a material impact on the Company’s financial position, results of operations, or cash flows.

2.	Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

Included in the Cash and due from banks line item in the Consolidated Balance Sheets at December 31, 2009 was $262 thousand of noninterest-earning deposits with financial institutions. There were no noninterest-earning deposits at December 31, 2010.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against its reservable liabilities as prescribed by Federal Reserve regulations. The Bank reports its reservable liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on their reservable liabilities with a 30-day lag. For the maintenance period ended on January 12, 2011, based on reservable liabilities from November 30, 2010 through December 13, 2010, the Federal Reserve required the Bank to maintain reserves of $11.6 million. After taking into consideration the Company’s levels of vault cash, reserves of $2.2 million were required to be maintained with the Federal Reserve.

Concentrations and Restrictions.    In an effort to manage counterparty risk, the Company generally does not sell federal funds to other financial institutions because they are essentially uncollateralized loans. The Company regularly evaluates the risk associated with the counterparties to these potential transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances.

Cash and cash equivalents pledged as collateral and therefore restricted at the dates indicated as follows (in thousands).

	December 31, 2010	December 31, 2009
Secure a letter of credit	$—	$512
Merchant credit card agreements	451	836

Total	$451	$1,348

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains included in accumulated other comprehensive income, gross unrealized losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At December 31, 2010 and 2009 the Company did not have any investment securities classified as held to maturity.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$37,430	$2	$(6)	$37,426
State and municipal	51,243	1,687	(468)	52,462
Collateralized mortgage obligations	107,876	671	(376)	108,171
Other mortgage-backed (federal agencies)	20,189	647	(120)	20,716

Total investment securities available for sale	$216,738	$3,007	$(970)	$218,775

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$16,294	$3	$—	$16,297
State and municipal	44,908	1,880	(3)	46,785
Collateralized mortgage obligations	42,508	168	(2,358)	40,318
Other mortgage-backed (federal agencies)	15,783	838	(35)	16,586

Total investment securities available for sale	$119,493	$2,889	$(2,396)	$119,986

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

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

	December 31, 2009
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	1	$300	$—	—	$—	$—	1	$300	$—
State and municipal	2	662	3	—	—	—	2	662	3
Collateralized mortgage obligations	3	10,323	412	6	16,624	1,946	9	26,947	2,358
Other mortgage-backed (federal agencies)	2	1,444	35	—	—	—	2	1,444	35

Total investment securities available for sale	8	$12,729	$450	6	$16,624	$1,946	14	$29,353	$2,396

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at December 31, 2010, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Based on the other-than-temporary impairment analysis at December 31, 2009, one collateralized mortgage obligation with a fair value of $2.3 million and amortized cost of $3.3 million was other-than-temporarily impaired. This conclusion was based on the fair value of the security being below the amortized cost and the Company’s analysis of broker-provided fair values as verified by other external sources. Due to the fact that at the time of the analysis the Company did not intend to sell this security nor was it more likely than not that it would have to sell the security prior to the recovery of its amortized cost basis less any current period credit loss, the amount of impairment related to credit loss was recognized in earnings and the amount of impairment related to other matters was recognized in other comprehensive income. For the year ended December 31, 2009, a $49

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

thousand other-than-temporary credit impairment was recognized in Other noninterest expense in the Consolidated Statements of Income (Loss).

Ratings

The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at December 31, 2010. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	U.S. Treasury and federal agencies	State and municipal	Collateralized mortgage obligations	Other mortgage- backed (federal agencies)
Aaa	100%	8%	100%	100%
Aa1-A1	—	64	—	—
Baa1	—	10	—	—
Not rated or withdrawn rating	—	18	—	—

Total	100%	100%	100%	100%

Of the state and municipal investment securities not rated or with withdrawn ratings by Moody’s at December 31, 2010, 24% were rated AAA by Standard and Poor’s, 47% were rated AA+, 22% were rated AA, 5% were rated AA-, and 2%, or $204 thousand, were not rated by Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at December 31, 2010 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$40,819	$40,845
Due after one year through five years	24,924	26,134
Due after five year through ten years	13,220	13,608
Due after ten years	9,710	9,301
Collateralized mortgage obligations	107,876	108,171
Other mortgage-backed securities (federal agencies)	20,189	20,716

Total investment securities available for sale	$216,738	$218,775

The weighted average life of investment securities available for sale was 3.0 years, based on expected prepayment activity, at December 31, 2010. Since 59% of the portfolio, based on amortized cost, is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

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

Investments securities were pledged as collateral for the following at the dates indicated (in thousands).

	December 31, 2010	December 31, 2009
Public funds deposits	$67,260	$73,185
Federal funds from correspondent banks	—	6,300
FHLB advances and line of credit	48,344	29,767

Total	$115,604	$109,252

Concentrations

The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate book values exceed 10% of shareholders’ equity at December 31, 2010 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Freddie Mac	$30,226	$30,112	26.4%
Fannie Mae	24,930	24,934	21.9%
Ginnie Mae	50,387	50,394	44.2%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose book values exceed 10% of shareholders’ equity at December 31, 2010 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Fannie Mae	$15,523	$15,014	13.2%

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Realized gains	$1,149	$2	$1
Realized losses	(1,139)	—	—

Net realized gains	$10	$2	$1

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

4.	Loans

Disclosure guidance related to a company’s allowance for loan losses and the credit quality of its financing receivables require the loans and allowance for loan losses disclosures to be provided on a disaggregated basis. This disaggregated basis has been defined as portfolio segments, the level at which the Company develops and documents its methodology to determine its allowance for loan losses, and classes, a level of information below the portfolio segment that provides an understanding as to the nature and extent of exposure in our loan portfolio. For reporting purposes, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the methodology used by the Company to develop and document its allowance for loan losses. FDIC codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to commercial loans held for sale, which are reported separately from our gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of commercial loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures given the relative size and characteristics of commercial loans held for sale.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31, 2010		December 31, 2009
	Total	% of total	Total	% of total
Commercial real estate	$573,822	66.8%	$695,263	66.8%
Single-family residential	178,980	20.8	203,330	19.6
Commercial and industrial	47,812	5.6	61,788	5.9
Consumer	52,652	6.1	76,296	7.3
Other	6,317	0.7	3,635	0.4

Total loans	$859,583	100.0%	$1,040,312	100.0%

Less: Commercial loans held for sale	(66,157)		—

Loans, gross	$793,426		$1,040,312

Loans included in the preceding loan composition table are net of participations sold, unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Participations sold totaled $12.5 million at both December 31, 2010 and 2009. Unearned income, deferred fees and costs, and discounts and premiums totaled $299 thousand and $452 thousand at December 31, 2010 and 2009, respectively.

Credit Card Portfolio

In December 2010, the Company sold its credit card portfolio for a net gain of $1.2 million and entered into a joint marketing agreement with the buyer. Certain accounts, primarily accounts of deceased cardholders, seriously delinquent accounts, accounts in bankruptcy and lost/stolen/fraud accounts, were specifically excluded from the sale under terms of the sale agreement. Of the $12.8 million of balances sold, approximately $508 thousand of such accounts were sold subject to a one year recourse provision. Under the terms of the recourse provision, the Company is obligated to repurchase these balances if the buyer incurs a loss on such accounts during the recourse period. The repurchase price is equal to the amount of the loss plus the associated premium paid on such balance and at December 31, 2010 the estimated liability with respect to the recourse obligation was $139 thousand.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Pledged

To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. At December 31, 2010 and 2009, $346.3 million and $407.0 million of gross loans were pledged to collateralize FHLB advances and letters of credit, respectively, of which $92.5 million and $162.0 million, respectively, was available as lendable collateral.

At December 31, 2010 and December 31, 2009, $10.9 million and $108.8 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. The maximum maturity for potential borrowings is overnight. Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues. The Federal Reserve has the discretion to deny approval of borrowing requests.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at December 31, 2010 (dollars in thousands). Of the aggregate balance of commercial loans held for sale, 98.6% are commercial real estate loans based on FDIC code.

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$125,331	$11,122	$136,453	15.9%	104.5%
Multifamily residential	18,327	7,943	26,270	3.1	20.1
Nonfarm nonresidential	364,939	46,160	411,099	47.8	314.7

Total loans secured by commercial real estate	$508,597	$65,225	$573,822	66.8%	439.3%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table further categorizes loans secured by commercial real estate at December 31, 2010 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land—unimproved (commercial or residential)	$46,286	$2,174	$48,460	5.7%	37.1%
Land development—commercial	12,676	463	13,139	1.5	10.1
Land development—residential	45,858	7,939	53,797	6.3	41.2
Commercial construction:
Retail	4,425	—	4,425	0.5	3.4
Office	241	—	241	—	0.2
Multifamily	1,693	—	1,693	0.2	1.3
Industrial and warehouse	947	—	947	0.1	0.7
Miscellaneous commercial	3,275	—	3,275	0.4	2.4

Total development commercial real estate loans	115,401	10,576	125,977	14.7	96.4
Existing and other commercial real estate loans
Secured by:
Hotel / motel	62,036	33,533	95,569	11.1	73.2
Retail	17,650	6,375	24,025	2.8	18.4
Office	23,469	1,656	25,125	2.9	19.2
Multifamily	18,327	7,943	26,270	3.1	20.1
Industrial and warehouse	11,538	1,488	13,026	1.5	10.0
Healthcare	13,008	—	13,008	1.5	10.0
Miscellaneous commercial	119,191	2,637	121,828	14.2	93.3
Residential construction—speculative	820	546	1,366	0.2	1.0

Total existing and other commercial real estate loans	266,039	54,178	320,217	37.3	245.2
Commercial real estate owner occupied and residential loans
Secured by:
Commercial—owner occupied	118,046	471	118,517	13.8	90.7
Commercial construction—owner occupied	3,525	—	3,525	0.4	2.7
Residential construction—contract	5,586	—	5,586	0.6	4.3

Total commercial real estate owner occupied and residential loans	127,157	471	127,628	14.8	97.7

Total loans secured by commercial real estate	$508,597	$65,225	$573,822	66.8%	439.3%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Asset Quality

The Company’s loan portfolio is currently weighted toward commercial real estate lending. Commercial real estate loans have higher risks than other real estate loans because repayment is sensitive to interest rate changes, governmental regulation of real property, general economic and market conditions, and the availability of long-term financing particularly in the current economic environment. Commercial and industrial loans are generally secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. In the case of loans secured by accounts receivable or inventory, the availability of funds for repayment of these loans may depend substantially on the ability of the borrower to collect amounts due from its customers or to liquidate inventory at sufficient prices. Underwriting standards for single-family real estate purpose loans are heavily regulated by statutory requirements. However, these loans have risks associated with declines in collateral value. Many consumer loans are unsecured and depend solely on the borrower’s availability of funds for the repayment of the loans.

Credit Quality Indicators.    The Company regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of borrowers to repay their obligations according to the contractual terms of such loans. Credit quality is evaluated through assignment of individual loan grades, as well as past-due and performing status analysis. Credit quality indicators allow the Company to assess the inherent loss on certain individual and pools of loans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company uses an internal risk rating system to classify and monitor the credit quality of all commercial loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Responsibility for the assignment of risk ratings to commercial loans rests with the individual loan officer assigned to each loan, subject to verification by the Credit Administration department that is independent of the loan officers. Risk ratings are also reviewed periodically by an independent third party loan review firm that reports directly to the Board of Directors. Individual loan officers are also responsible for ensuring risk ratings remain appropriate over the life of the loan. Loan risk ratings are summarized as follows:

Risk Rating	Description	Specific Characteristics
1	Superior Quality	Fully secured by liquid collateral held at the Company
2	High Quality	Secured loans to public companies with satisfactory credit ratings and financial strength or secured by properly margined public securities
3	Satisfactory	Loans with reasonable credit risk to borrowers with satisfactory credit and financial strength; may include unsecured loans with defined primary and secondary repayment sources
4	Pass	Loans with an elevated credit risk to borrowers with an adequate credit history and financial strength; includes loans with inherent industry risk with support from principals and/or guarantors
W	Watch	Loans with an elevated credit risk to borrowers with an adequate credit history and financial strength and are experiencing declining trends (e.g., financial, economic, or industry specific)
5	Special Mention	Loans with potential credit weakness that deserve management attention; if left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan
6	Substandard	Loans inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged; have well-defined weaknesses that jeopardize the liquidation of the loan; distinct possibility that the Company will sustain some loss if the deficiencies are not corrected
7	Doubtful	Loans with all the weaknesses of “Substandard” with additional factors that make collection or liquidation in full highly questionable and improbable; generally these loans are placed on nonaccrual status
8	Loss	Loans considered uncollectible that are immediately charged-off; some recovery may exist, but the probability of such recovery does not warrant reflecting the loan as an asset
NR	Not Rated	Primarily consists of individual consumer loans not assigned a risk rating in accordance with the Company’s Loan Policy. Also, commercial loans in process for which an assigned risk rating has not yet been determined; underwriting steps are currently being taken to determine the appropriate risk rating to be assigned.

Credit quality of the consumer loan portfolio is monitored through review of delinquency measures and nonaccrual levels on a portfolio-level basis. The Company’s policy for placing loans on nonaccrual discussed in Note 1. Summary of Significant Accounting Policies. Higher levels of amounts past due and loans on nonaccrual are indicative of increased credit risk and higher potential inherent losses within these loan portfolios.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s internal credit quality indicators on gross loans, by class, at December 31, 2010 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$53	$—	$—	$—	$53
Grade 2	—	—	834	—	834
Grade 3	13,188	3,728	131,695	—	148,611
Grade 4	9,146	549	99,182	—	108,877
Grade W	10,654	1,085	28,268	—	40,007
Grade 5	7,550	11,168	41,046	4,114	63,878
Grade 6	34,157	1,769	59,440	42,450	137,816
Grade 7	21,071	—	3,622	18,661	43,354
Not risk rated*	29,512	28	852	—	30,392

	$125,331	$18,327	$364,939	$65,225	$573,822

Less: Commercial real estate included in commercial loans held for sale					(65,225)

Total					$508,597

*-	Consumer real estate loans of $29.5 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$1,932
Grade 2	487
Grade 3	22,027
Grade 4	10,534
Grade W	3,778
Grade 5	1,171
Grade 6	5,779
Grade 7	1,736
Not graded	368

Total	$47,812

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Single-family residential loans in commercial loans held for sale	Total single-family residential loans
Performing	$58,874	$101,414	$8,289	$—	$168,577
Nonperforming	998	7,607	866	932	10,403

Total	$59,872	$109,021	$9,155	$932	$178,980

Less: Single-family residential loans included in commercial loans held for sale					(932)

Total					$178,048

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Credit cards	Consumer-other	Total Consumer
Performing	$126	$52,041	$52,167
Nonperforming	26	459	485

Total	$152	$52,500	$52,652

Other
Performing	$6,317
Nonperforming	—

Total	$6,317

The following table summarizes delinquencies, by class, at December 31, 2010 (in thousands).

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total loans
Construction, land development and other land loans	$7,240	$52,528	$—	$59,768	$76,686	$136,454
Multifamily residential	—	7,943	—	7,943	18,327	26,270
Nonfarm nonresidential	2,566	18,781	—	21,347	389,751	411,098

Total commercial real estate	9,806	79,252	—	89,058	484,764	573,822

Single-family real estate, revolving, open end loans	687	998	—	1,685	58,187	59,872
Single-family real estate, closed end, first lien	3,004	7,607	—	10,611	99,342	109,953
Single-family real estate, closed end, junior lien	280	866	—	1,146	8,009	9,155

Total single-family residential	3,971	9,471	—	13,442	165,538	178,980

Commercial and industrial	371	2,197	68	2,636	45,176	47,812

Credit cards	—	26	—	26	126	152
All other consumer	937	459	—	1,396	51,104	52,500

Total consumer	937	485	—	1,422	51,230	52,652

Farmland	—	—	—	—	3,667	3,667
Obligations of states and political subdivisions of the U.S.	—	—	—	—	990	990
Other	—	—	—	—	1,660	1,660

Total	15,085	91,405	68	106,558	753,025	859,583
Less: Commercial loans held for sale	—	(27,940)	—	(27,940)	(38,217)	(66,157)

Total gross loans	$15,085	$63,465	$68	$78,618	$714,808	$793,426

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes nonaccrual loans, by class, at the dates indicated (in thousands).

	December 31,
	2010	2009
Construction, land development and other land loans	$52,528	$47,901
Multifamily residential	7,943	9,844
Nonfarm nonresidential	18,781	23,330

Total commercial real estate	79,252	81,075

Single-family real estate, revolving, open end loans	998	127
Single-family real estate, closed end, first lien	7,607	7,079
Single-family real estate, closed end, junior lien	866	446

Total single-family residential	9,471	7,652

Commercial and industrial	2,197	7,475

Credit cards	26	372
All other consumer	459	312

Total consumer	485	684

Farmland	—	50

Total nonaccrual loans	91,405	96,936
Less: Nonaccrual loans included in commercial loans held for sale	(27,940)	—

Adjusted nonaccrual loans	$63,465	$96,936

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $4.3 million would have been reported during the year ended December 31, 2010 had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, the Company’s earnings did not include this interest income.

Troubled Debt Restructurings.    At December 31, 2010, the principal balance of troubled debt restructurings totaled $44.9 million, of which loans totaling $17.2 million are classified as commercial loans held for sale.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2009, the principal balance of troubled debt restructurings totaled $14.6 million, respectively. During 2010, no troubled debt restructurings were removed from this classification.

Impaired Loans.    The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2010 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$29,183	$39,953		$11,123	$25,303	$40,306	$65,256
Multifamily residential	—	—		7,943	14,010	7,943	14,010
Nonfarm nonresidential	11,504	17,099		19,674	30,367	31,178	47,466

Total commercial real estate	40,687	57,052		38,740	69,680	79,427	126,732

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,567	6,233		595	1,374	3,162	7,607
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,567	6,233		595	1,374	3,162	7,607

Commercial and industrial	117	117		—	—	117	117
Total impaired loans with no related allowance recorded	$43,371	$63,402		$39,335	$71,054	$82,706	$134,456

With an allowance recorded:
Construction, land development and other land loans	$11,164	$17,527	$3,103			$11,164	$17,527	$3,103
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	10,936	10,936	2,273			10,936	10,936	2,273

Total commercial real estate	22,100	28,463	5,376			22,100	28,463	5,376

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,300	1,300	94			1,300	1,300	94
Single-family real estate, closed end, junior lien	165	165	57			165	165	57

Total single-family residential	1,465	1,465	151			1,465	1,465	151

Commercial and industrial	1,381	1,450	819			1,381	1,450	819

Total impaired loans with an allowance recorded	$24,946	$31,378	$6,346			$24,946	$31,378	$6,346

Total:
Construction, land development and other land loans	$40,347	$57,480	$3,103	$11,123	$25,303	$51,470	$82,783	$3,103
Multifamily residential	—	—	—	7,943	14,010	7,943	14,010	—
Nonfarm nonresidential	22,440	28,035	2,273	19,674	30,367	42,114	58,402	2,273

Total commercial real estate	62,787	85,515	5,376	38,740	69,680	101,527	155,195	5,376

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,867	7,533	94	595	1,374	4,462	8,907	94
Single-family real estate, closed end, junior lien	165	165	57	—	—	165	165	57

Total single-family residential	4,032	7,698	151	595	1,374	4,627	9,072	151

Commercial and industrial	1,498	1,567	819	—	—	1,498	1,567	819

Total impaired loans	$68,317	$94,780	$6,346	$39,335	$71,054	$107,652	$165,834	$6,346

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Interest income recognized on impaired loans during the year ended December 31, 2010 was $1.5 million. The average balance of total impaired loans was $105.7 million for the same period.

At December 31, 2009, the balance of impaired loans was $96.8 million. Of that balance, $11.3 million of the impaired loans had a related allowance for loan losses of $5.3 million. The average balance of impaired loans was $82.5 million and $22.6 million for the years ended December 31, 2009 and 2008, respectively.

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2010 (in thousands).

	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$13,369	$3,683	$4,853	$2,173	$1	$24,079
Provision for loan losses	40,899	4,500	620	408	673	47,100
Less: Allowance reclassified to loans held for sale valuation allowance	2,352	6	—	—	—	2,358
Less: Allowance associated with credit credit card portfolio sale	—	—	—	452	—	452
Loan charge-offs	33,481	4,214	3,135	1,483	647	42,960
Loan recoveries	544	98	154	729	—	1,525

Net loans charged-off	32,937	4,116	2,981	754	647	41,435

Allowance for loan losses, end of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934

Individually evaluated for impairment	$5,376	$151	$819	$—	$—	$6,346
Collectively evaluated for impairment	13,603	3,910	1,673	1,375	27	20,588

Allowance for loan losses, end of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934

Gross loans, end of period:
Individually evaluated for impairment	$62,787	$4,032	$1,498	$—	$—	$68,317
Collectively evaluated for impairment	445,810	174,016	46,314	52,652	6,317	725,109

Total gross loans	$508,597	$178,048	$47,812	$52,652	$6,317	$793,426

5.	Commercial Loans Held for Sale and Valuation Allowance

In September 2010, the Company decided to market for sale commercial loans totaling $90.9 million at September 30, 2010. During the fourth quarter of 2010, five of these loans were sold, representing two relationships, with a gross book value of $10.4 million for an aggregate loss of $3.5 million. During the fourth quarter of 2010, $6.0 million of commercial loans held for sale were transferred back to loans held for investment, as the Company’s intentions with respect to these loans had changed.

The Company is continuing its efforts to sell the remaining loans held for sale. At December 31, 2010, commercial loans held for sale totaled $66.2 million, of which $2.0 million of these loans were under contract for

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

sale and expected to close in the first quarter 2011. Writedowns of $1.1 million were recorded in the fourth quarter 2010 to reduce the value of these loans to the contract value less estimated costs to sell based on the bids accepted by the Company.

6.	Premises and Equipment

The following table summarizes the premises and equipment balances, net at the dates indicated (in thousands).

	December 31,
	2010	2009
Land	$6,534	$6,534
Buildings	19,386	19,904
Leasehold improvements	5,200	5,313
Furniture and equipment	12,571	20,908
Software	3,562	3,719
Bank automobiles	137	820
Capital lease asset	1,085	420

Premises and equipment, gross	48,475	57,618
Accumulated depreciation	(20,366)	(28,013)

Premises and equipment, net	$28,109	$29,605

During 2010, the Company wrote-off $8.8 million of obsolete furniture and equipment and the related accumulated depreciation. In connection with these write-offs, the Company recognized depreciation expense of $91 thousand.

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $2.6 million, $2.2 million, and $2.0 million, respectively.

At December 31, 2010, a vacant bank-owned branch facility with a net book value of $235 thousand is under contract for sale and included in Other assets in the Consolidated Balance Sheets. Based on the contract price, the Company recorded a writedown of $24 thousand, included in Other noninterest expense, for the year ended December 31, 2010. The Company had no property and equipment classified as held for sale at December 31, 2009.

7.	Goodwill and Core Deposit Intangibles

Goodwill resulted from past business combinations from 1988 through 1999. The Company performed annual impairment testing as of June 30 each year. As discussed in Note 1, Summary of Significant Accounting Policies, the Company also performed quarterly impairment tests of recorded goodwill in 2010 due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in its market capitalization. As a result, in the third quarter of 2010 the Company recorded a goodwill impairment charge of $3.7 million resulting from its impairment analysis at September 30, 2010. Accordingly, there was no goodwill at December 31, 2010. At December 31, 2009, the balance of goodwill was $3.7 million, and no impairment loss was recognized during 2009 or 2008.

Core deposit intangibles originated from the value assigned to deposit liabilities acquired in past acquisitions. Amortization expense related to core deposit intangibles totaled $34 thousand during 2009 and $45 thousand during 2008. The Company fully amortized the remaining core deposit intangibles in 2009.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

8.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $423.6 million and $426.6 million at December 31, 2010 and December 31, 2009, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights at December 31, 2010 and December 31, 2009 was $2.9 million and $3.0 million, respectively. Mortgage-servicing rights are included within Other assets in the Consolidated Balance Sheets. The fair value of mortgage-servicing rights at both December 31, 2010 and December 31, 2009 was $3.6 million.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$3,039	$2,932	$2,949
Capitalized mortgage-servicing rights	655	1,378	864
Mortgage-servicing rights portfolio amortization and impairment	(798)	(1,271)	(881)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,896	$3,039	$2,932

Amortization

The following table summarizes the estimated future amortization expense of the Company’s mortgage-servicing rights at December 31, 2010 for the periods indicated (in thousands).

During the years ended December 31,
2011	$878
2012	689
2013	535
2014	411
2015	312
Thereafter	71

$2,896

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Valuation allowance, beginning of period	$40	$30	$10
Additions charged to and (reduction credited from) operations	(1)	10	20

Valuation allowance, end of period	$39	$40	$30

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

9.	Foreclosed Real Estate and Personal Property

Composition

The following table summarizes foreclosed real estate and foreclosed personal property, at the dates indicated (in thousands).

	December 31,
	2010	2009
Foreclosed real estate	$19,983	$27,826
Foreclosed automobiles	104	188

Total foreclosed real estate and personal property	$20,087	$28,014

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $4.6 million and $10.2 million at December 31, 2010 and 2009, respectively.

	At and for the years ended December 31,
	2010	2009	2008
Foreclosed real estate, beginning of period	$27,826	$6,719	$7,743
Plus: New foreclosed real estate	20,423	24,628	2,778
Less: Proceeds from sale of foreclosed real estate	(17,616)	(689)	(3,511)
Less: Gain / (loss) on sale of foreclosed real estate	587	(72)	(123)
Less: Provision charged to expense	(11,237)	(2,760)	(168)

Foreclosed real estate, end of period	$19,983	$27,826	$6,719

Subsequent to December 31, 2010, four properties with an aggregate net carrying amount of $2.2 million were sold at a loss of $62 thousand. At February 22, 2011, 11 additional properties with an aggregate net carrying amount of $5.4 million were under contract for sale to close in the first and/or second quarter of 2011.

10.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	December 31,
	2010	2009
Transaction deposit accounts	$434,108	$449,867
Money market deposit accounts	143,143	119,082
Savings deposit accounts	49,472	40,335
Time deposit accounts $100,000 and greater	247,169	263,664
Time deposit accounts less than $100,000	299,470	341,966

Total deposits	$1,173,362	$1,214,914

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2010, $692 thousand of overdrawn transaction deposit accounts were reclassified to loans, compared with $542 thousand at December 31, 2009. The Company had no brokered deposits at December 31, 2010 or 2009.

Time Deposit Account Maturities

The following table summarizes the maturity distribution of time deposit accounts outstanding at December 31, 2010 during the periods indicated (in thousands).

2011	$367,673
2012	47,567
2013	127,564
2014	519
2015	3,282
Thereafter	34

$546,639

Jumbo Time Deposit Accounts

Jumbo time deposit accounts are accounts with balances totaling $100,000 or greater at the date indicated. The following table summarizes the jumbo time deposit accounts by maturity at December 31, 2010 (in thousands).

Three months or less	$44,092
Over three months through six months	17,994
Over six months through twelve months	90,171

Twelve months or less	$152,257
Over twelve months	94,912

Total jumbo time deposit accounts	$247,169

Jumbo time deposit accounts totaled $263.7 million at December 31, 2009.

Interest Expense on Deposit Accounts

The following table summarizes interest paid on deposits for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Transaction deposit accounts	$248	$526	$4,966
Money market deposit accounts	622	602	1,922
Savings deposit accounts	124	132	129
Time deposit accounts	12,566	18,251	16,677

Total interest expense on total deposits	$13,560	$19,511	$23,694

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

11.	Borrowings

The following table provides detail with respect to its borrowings composition at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2010	2009	2008
Retail repurchase agreements
Amount outstanding at year-end	$20,720	$15,545	$16,357
Average amount outstanding during year	22,809	23,227	18,063
Maximum amount outstanding at any month-end	26,106	29,461	21,817
Rate paid at year-end*	0.25%	0.25%	0.25%
Weighted average rate paid during the year	0.25	0.25	1.37

Commercial paper
Amount outstanding at year-end	$—	$19,061	$27,955
Average amount outstanding during year	8,435	24,085	32,415
Maximum amount outstanding at any month-end	18,948	27,041	37,487
Rate paid at year-end*	—%	0.25%	0.25%
Weighted average rate paid during the year	0.25	0.25	1.11

Other short-term borrowings—lines of credit from correspondent banks
Amount outstanding at year-end	$—	$—	$35,785
Average amount outstanding during year	1	5,335	13,240
Maximum amount outstanding at any month-end	—	17,295	38,171
Rate paid at year-end	—%	—%	0.68%
Weighted average rate paid during the year	—	0.62	2.27

FHLB borrowings
Amount outstanding at year-end	$35,000	$101,000	$96,000
Average amount outstanding during year	95,231	78,166	76,718
Maximum amount outstanding at any month-end	101,000	170,000	111,000
Rate paid at year-end	2.99%	2.01%	1.78%
Weighted average rate paid during the year	1.79	2.27	2.61

*	Rates paid are tiered based on level of deposit. Rate presented represents the average rate for all tiers offered at year-end.

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain customers. Retail repurchase agreements are securities transactions, not insured deposits.

Commercial Paper

Through June 30, 2010 using a master note arrangement between the Company and the Bank, Palmetto Master Notes were issued as an alternative investment for commercial sweep accounts. These master notes were unsecured but backed by the full faith and credit of the Company. The commercial paper was issued only in conjunction with deposits in the Bank’s automated sweep accounts. Effective July 1, 2010, the Company terminated the commercial paper program, and all commercial paper accounts were converted to a new money market sweep account.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Correspondent Bank Line of Credit

At December 31, 2010, the Company had access to a line of credit from a correspondent bank. From August 24, 2009 to October 31, 2010, this line of credit was secured by U.S. Treasury and federal agency securities. Effective November 1, 2010 the Company was no longer required to pledge collateral for this line of credit.

The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	December 31,
	2010	2009
Correspondent bank line of credit accommodations	$5,000	$5,000
Utilized correspondent bank line of credit accommodations	—	—

Available correspondent bank line of credit accommodations	$5,000	$5,000

This correspondent bank line of credit funding source may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

As disclosed in Note 3, Investment Securities Available for Sale, and Note 4, Loans, the Company pledges investment securities and loans to collateralize FHLB advances and letters of credit. Additionally, the Company may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages, as calculated by the FHLB.

The Company is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on the FHLB requirements, and requests for redemptions are met at the discretion of the FHLB. The carrying value of this stock was $6.8 million and $7.0 million at December 31, 2010 and 2009, respectively.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	December 31, 2010	December 31, 2009
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$92,464	$162,014
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	46,275	26,791
Advances and letters of credit
FHLB advances	(35,000)	(101,000)
Letters of credit	(50,000)	(50,000)
Excess / (deficiency)	53,303	55

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes FHLB borrowings at December 31, 2010 (dollars in thousands). The Company’s outstanding FHLB advances do not have embedded call options.

			Total
Borrowing balance	$30,000	$5,000	$35,000
Interest rate	2.89%	3.61%	2.99%
Maturity date	3/7/2011	4/2/2013

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. In December 2010 and January 2011, the Company prepaid $61.0 million and $30.0 million, respectively, of FHLB advances resulting in prepayment penalties of $33 thousand and $136 thousand, respectively.

In January 2010, the Company was notified by the FHLB that it could only rollover existing advances as they matured and that incremental borrowings would not be allowed; however, in December 2010 the Company was notified by the FHLB that its borrowing capacity had been restored up to 10% of total assets.

Federal Reserve Discount Window

At December 31, 2010 and December 31, 2009, $10.9 million and $ 108.8 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. Although the Company has not drawn on this availability since established in 2009 or during 2010, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

Convertible Debt

In March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bore interest at 10% per year payable quarterly, had a stated maturity of March 31, 2015, were prepayable by the Company at any time at the discretion of the Board of Directors, and were mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. Upon the consummation of the Private Placement on October 7, 2010, the convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

12.	Shareholders’ Equity

Authorized Common Shares

The Company has authorized common stock of 75.0 million shares. In the Private Placement, 39,975,980 shares of common stock were issued on October 7, 2010, 1,230,029 shares were issued in December 2010 and January 2011 in connection with the follow-on offering to legacy shareholders as of October 6, 2010, and 2,616,124 shares were issued to the institutional investors in the Private Placement in the first quarter 2011, resulting in remaining authorized but unissued common shares of 24,486,278 at February 22, 2011. The gross proceeds from the issuance of common stock in 2010 were reduced by issuance costs of $8.0 million.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In connection with the Private Placement, the Company evaluated the appropriate accounting for the transaction by analyzing investor ownership, independence, risk, solicitation and collaboration considerations. Based on the Company’s analysis of these factors, it concluded that the Private Placement transaction resulted in a recapitalization of the Company’s ownership for which push-down accounting was not required.

During 2010, the Company’s shareholders’ approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25.0 million shares to 75.0 million shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share.

As disclosed in Note 14, Employee Benefit Plans, the Company has reserved a total of 274,656 shares for issuance under various equity incentive plans at February 22, 2011.

Authorized Preferred Shares

The Company has authorized preferred stock of 2.5 million shares with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

For the years ended December 31, 2009 and 2008, cash dividends were declared by the Company’s Board of Directors and paid totaling $389 thousand, or $0.06 per common share, and $5.2 million, or $0.80 per common share, respectively. Under the Consent Order, payment of a dividend on its common stock requires prior notification to and non-objection from the applicable banking regulators.

13.	Income Taxes

The following table summarizes income tax expense (benefit) attributable to continuing operations for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Current income tax (benefit) expense
Federal	$(6,866)	$(17,250)	$8,272
State	—	—	610

Total current (benefit) expense	(6,866)	(17,250)	8,882

Deferred income tax (benefit) expense
Federal	5,512	(4,873)	(1,421)
State	12	(5)	3

Total deferred (benefit) expense	5,524	(4,878)	(1,418)

Total current and deferred (benefit) expense	$(1,342)	$(22,128)	$7,464

There was no excess tax benefit from equity based awards recorded in shareholders’ equity during the year ended December 31, 2010, and $133 thousand and $78 thousand of such tax benefit during the years ended December 31, 2009 and 2008, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table reconciles the Company’s statutory federal income tax rate to the effective income tax rate for the periods indicated.

	For the years ended December 31,
	2010	2009	2008
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt income	0.9	0.9	(3.1)
Expenses not deductible for tax purposes	(0.1)	(0.2)	0.9
State taxes, net of Federal income tax benefit	—	—	1.9
Increase in deferred income tax valuation allowance	(33.4)	—	—
Other	(0.2)	(0.1)	0.7

Effective tax rate	2.2%	35.6%	35.4%

The Company had no net deferred tax assets at December 31, 2010 and a net deferred tax asset of $5.8 million at December 31, 2009. The following table summarizes the Company’s deferred tax assets, related valuation allowance, and deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$9,427	$8,428
Nonaccrual loan interest	706	546
Valuation allowance for commercial loans held for sale	829	—
Writedowns of foreclosed real estate	4,840	956
Pension plan contributions	1,825	1,297
Recognized built-in loss carryforward	5,563	—
Alternative minimum tax credit carryforward	475	—
Federal net operating loss carryforward	1,420	—
Other	791	248

Deferred tax assets, gross	25,876	11,475
Valuation allowance	(20,520)	—

Deferred tax assets after valuation allowance	5,356	11,475

Deferred tax liabilities
Premises, equipment and capital leases	(1,467)	(1,343)
Intangible assets	—	(673)
Deferred loan fees and costs, net	(1,765)	(2,073)
Unrealized gains on investment securities available for sale	(773)	(187)
Mortgage-servicing rights	(1,014)	(1,064)
Other	(337)	(336)

Total deferred tax liabilities, gross	(5,356)	(5,676)

Deferred tax asset, net	$—	$5,799

At December 31, 2010, the Company’s gross deferred tax assets totaled $25.9 million. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

previous three years, limitations on future utilization of various deferred tax assets under the Internal Revenue Code, and available tax planning strategies, the Company recorded a valuation allowance in the amount of $20.5 million through a charge against income tax expense (benefit).

The Company expects to receive a refund in 2011 of previously paid federal income tax for the 2008 tax year of approximately $7.4 million as a result of utilizing a carryback of most of the 2010 income tax net operating loss. The Company has a net operating loss carryforward of approximately $3.6 million which will expire in 2030 if not utilized to offset taxable income prior to that date.

During 2009, the Internal Revenue Service temporarily extended the net operating loss carryback period from two years to five years. As of December 31, 2009, the Company’s analysis concluded that it was more likely than not that all of its net deferred income tax assets would be realized based on net operating loss carrybacks refundable from income taxes previously paid. As a result, no valuation allowance was recorded at December 31, 2009. As a result of the income tax net operating loss in 2009, the Company filed a tax refund claim receivable for tax years 2004 – 2007 and federal and state tax refund claims for estimated taxes paid in 2009 totaling $20.9 million. All of these refund claims were received during 2010, reduced by $661 thousand as a result of the filing of an amended 2009 federal tax return in June 2010.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. During 2008, the Internal Revenue Service examined the Company for tax years 2006 through 2007. With few exceptions, the Company and the Bank are not subject to federal and state income tax examinations for taxable years prior to 2007.

14.	Employee Benefit Plans

Defined Benefit Pension Plan

Historically, the Company has offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least twelve months of continuous service and having attained age 21. During the fourth quarter of 2007, the Company notified employees that it would cease accruing pension benefits for employees with regard to the noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2007.

The Company recognizes the funded status of the defined benefit postretirement plan in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that had not yet been recognized through net periodic benefit cost as of December 31, 2007 are recognized in accumulated other comprehensive income, net of tax impacts, until they are amortized as a component of net periodic cost.

Unless a business entity remeasures both its plan assets and benefit obligations during the fiscal year, the funded status it reports in its Consolidated Balance Sheets will be the same asset or liability recognized in the previous year-end Consolidated Balance Sheets adjusted for subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income and contributions to a funded plan, or benefit payments. The Company recorded a corresponding reduction of $2.0 million, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2008, an additional reduction of $2.8 million, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2009, and an additional reduction of $577 thousand, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2010.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Defined Benefit Pension Plan Funded Status. The following table summarizes the combined change in benefit obligation, defined benefit pension plan assets, and funded status of the Company’s defined benefit pension plan at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2010	2009	2008
Change in benefit obligation
Benefit obligation, beginning of period	$16,908	$11,270	$13,934
Interest cost	1,015	923	683
Net actuarial loss (gain)	2,176	5,836	(1,788)
Benefits paid	(1,017)	(1,121)	(1,559)

Benefit obligation, end of period	19,082	16,908	11,270

Change in plan assets
Fair value of plan assets, beginning of period	13,202	10,774	15,914
Return on plan assets	1,604	1,748	(3,594)
Employer contribution	78	1,801	13
Benefits paid	(1,016)	(1,121)	(1,559)

Fair value of plan assets, end of period	13,868	13,202	10,774

Funded status	(5,214)	(3,706)	(496)

Net actuarial loss	(12,066)	(11,179)	(6,918)
Income tax benefit	(4,223)	(3,913)	(2,422)

Accumulated other comprehensive loss impact	$(7,843)	$(7,266)	$(4,496)

The Company’s net accrued liability recognized at December 31, 2010, 2009, and 2008 is included in Other liabilities in the Consolidated Balance Sheets.

Cost of Defined Benefit Pension Plan.    The following table summarizes the adjusted net periodic expense (income) components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the years ended December 31,
	2010	2009	2008
Interest cost	$1,015	$923	$683
Expected return on plan assets	(1,023)	(899)	(1,267)
Amortization of net actuarial loss (gain)	708	725	(19)

Net periodic pension expense (income)	$700	$749	$(603)

As a result of the Company’s decision to curtail the plan effective on January 1, 2008, no costs relative to service costs have been necessary since that date as employees no longer accrue benefits for services rendered.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Defined Benefit Pension Plan Assumptions.    One of the principal components of the net periodic pension expense calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause the Company to recognize pension income returns that are greater or less than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time and is not expected to change significantly. Therefore, the pattern of income/expense recognition should match the stable pattern of services provided by the Company’s employees over the life of the Company’s pension obligation. To ensure that the expected rate of return is reasonable, the Company considers such factors as long-term historical return experience for major asset class categories and considers any material forward-looking return expectations for these major asset classes. Differences between expected and actual returns in each year, if any, are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The Company generally amortizes any net actuarial gain or loss in excess of a predetermined corridor in net periodic pension expense calculations. Expected returns on defined benefit pension plan assets are developed by the Company in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, and long-term expected rates of return on the relevant asset classes.

The Company uses a discount rate to determine the present value of its future benefit obligations. The discount rate is determined in consultation with the third party actuary and is set by matching the projected benefit cash flow to the Citigroup pension yield curve. The yield curve reflects the plan specific duration.

The pension plan includes common stock of the Company, which is not traded on an exchange and the value of which is subject to change based on its financial results. At December 31, 2010, the fair value of Company common stock included in the plan was 0.3% of total fair value of assets of the plan. Additionally, the Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality, and turnover and updates such factors to reflect experience and expectations for the future.

The following table summarizes the assumptions used in computing the benefit obligation and the adjusted net periodic expense (income) for the periods indicated.

	For the years ended December 31,
	2010	2009	2008
Assumptions used in computing benefit obligation:
Discount rate	5.35%	5.90%	5.70%
Rate of increase in compensation levels	n/a	n/a	3.50
Assumptions used in computing net periodic benefit cost:
Discount rate	5.90	5.70	5.70
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase	n/a	n/a	3.50

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Defined Benefit Pension Plan Assets.    The following table summarizes the fair value of defined benefit pension plan assets by major category at the dates indicated (in thousands).

	December 31,
	2010	2009
Investments, at fair value
Interest-bearing cash	$787	$427
U.S. government and agency securities	513	2,745
Municipal securities	738	—
Corporate bonds	3,211	2,951
Corporate stocks	1,734	1,755
Palmetto Bancshares, Inc. common stock	42	192
Pooled funds	6,805	5,072
Accrued interest receivable	38	60

Total assets	$13,868	$13,202

The investment objectives of the defined benefit pension plan assets are designed to maintain full funding with respect to the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the defined benefit pension plan’s participants. The obligations are estimated using actuarial assumptions based on the current economic environment. The defined benefit pension plan’s investment strategy balances the requirement to generate return, using higher-returning assets, with the need to control risk using less volatile assets. Risks include, but are not limited to, inflation, volatility in equity values, and changes in interest rates that could cause the defined benefit pension plan to become underfunded, thereby increasing the defined benefit pension plan’s dependence on contributions from the Company.

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

Fair Value Measurements. Following is a description of the valuation methodology used in determining fair value measurements of the defined benefit pension plan.

•	Interest-bearing cash. Valued at the net asset value of units held by the pension plan at year-end.

•	U.S. government and agency securities. Valued at the closing price reported in the active market in which the individual securities are traded.

•	Municipal securities. Valued at the closing price reported in the active market in which the individual securities are traded.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

•	Corporate bonds. Valued at the closing price reported in the active market in which the bond is traded.

•	Corporate stocks. Valued at the closing price reported in the active market in which the individual securities are traded.

•

Palmetto Bancshares, Inc. common stock. The value of the Company’s common stock is normally determined based on the last five trades of the stock facilitated by the Company through the Private Trading System on its website.

•	Pooled funds. Valued at the net asset value of units held by the pension plan at year-end.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table summarizes the defined benefit pension plan assets measured at fair value at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$1,734	$12,092	$42	$13,868

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$1,755	$11,255	$192	$13,202

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis at the dates and for the period indicated (in thousands).

Palmetto Bancshares, Inc. common stock
Balance, December 31, 2009	$192
Total unrealized losses	(150)

Balance, December 31, 2010	$42

Current and Future Expected Contributions.    The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to declining asset values, the Company’s plan was 66% funded at January 1, 2009. In June 2009, the Company contributed approximately $1.7 million to the defined benefit pension plan relative to 2008 and $104 thousand to the defined benefit pension plan relative to 2009. The Company contributed $78 thousand in 2010. These contributions increased and maintained the Company’s asset to liability ratio at or above the 80% threshold. Contributions to the Company’s defined benefit pension plan assets totaled $13 thousand during 2008. The Company believes employer contributions in the amount of at least $615 thousand will be made during 2011. Additional contributions may be made depending on the funded status of the plan.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Expected Future Defined Benefit Pension Plan Payments.    The following table summarizes the benefits expected to be paid for the next 10 years (in thousands).

During the years ended December 31,
2011	$890
2012	933
2013	999
2014	1,054
2015	1,072
2016 - 2020	6,271

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2010.

401(k) Plan

Employees are given the opportunity to participate in the Company’s 401(k) plan which is designed to supplement an employee’s retirement income. Under the 401(k) plan, participants are able to defer a portion of their salary into the plan. The Company matches employee contributions at a rate of $0.60 per dollar up to 6% of an employee’s eligible compensation. Matching contributions are contributed to the plan prior to the end of each plan year. Prior to December 1, 2009, employees were eligible to participate in this plan after completing one year of service and reaching age 21. Effective December 1, 2009, employees are eligible to participate in the plan immediately when hired. During the years ended December 31, 2010, 2009, and 2008, the Company made matching contributions to the employee 401(k) plan totaling $426 thousand, $407 thousand, and $327 thousand, respectively.

Collateral Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company, in accordance with accounting guidance, changed its accounting policy, recognizing a cumulative-effect adjustment to retained earnings totaling $99 thousand. Deferred compensation expense related to such collateral split-dollar life insurance arrangements was less than $1 thousand for the years ended December 31, 2010, 2009 and 2008.

Key Man Life Insurance

The Company has purchased life insurance policies on certain key employees. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both December 31, 2010 and 2009, the cash surrender value of such policies totaled $1.6 million.

15.	Equity Based Compensation

Stock Option Plan

General.    Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan. The Plan terminated in 2007 and no options have been granted under the Plan since then. However, the termination did not impact options previously granted under the Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 120,010 stock option awards remained outstanding at December 31, 2010 with exercise prices ranging from $15.00 to $30.40 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years. The Board determined the terms of

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the options on the grant date. The option price was at least 100% of fair value of the Company’s common stock as of the grant date, and the term of the options was not greater than 10 years. Under the Plan, the Company could grant nonqualified stock options and incentive stock options. Options granted to employees were considered incentive stock options, while options granted to non-employees were nonqualified stock options.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The estimated grant-date fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs such as the expected volatility of the Company’s stock price, the level of risk-free interest rates, dividend yields, and expected option term.

Stock Option Compensation Expense.    The compensation expense charged against pretax income during 2010 for stock options was $30 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. The compensation expense that was charged against pretax net income during 2009 for stock options was $64 thousand. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense was $6 thousand. Estimates of forfeitures are made at the time of grant and were not expected to be significant, therefore, compensation expense is being recognized for all equity based awards.

At December 31, 2010 and 2009, based on options outstanding at that time, the total compensation expense related to unvested stock option awards granted under the Company’s stock option plan but not yet recognized was $1 thousand and $31 thousand, respectively, before the impact of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This remaining compensation expense related to unvested stock option awards is expected to be recognized during 2011.

Stock Option Activity.    The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2007	198,155	$20.29
Forfeited	(4,500)	20.00
Exercised	(24,325)	15.61

Outstanding at December 31, 2008	169,330	20.98
Forfeited	(18,120)	13.00
Exercised	(4,000)	26.60

Outstanding at December 31, 2009	147,210	21.80
Forfeited	(27,200)	16.83
Exercised	—	—

Outstanding at December 31, 2010	120,010	$22.93

Cash received from stock option exercises under the Company’s stock option plan for the years ended December 31, 2009 and 2008 was $106 thousand and $380 thousand, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Stock Options Outstanding. The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2010.

	Options outstanding			Options exercisable
Exercise price or range of exercise prices	Number of stock options outstanding at 12/31/10	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 12/31/10	Weighted- average exercise price
$15.00 to $20.00	40,010	1.55	$17.75	40,010	$17.75
$23.30 to $26.60	51,200	3.36	24.47	51,200	24.47
$27.30 to $30.40	28,800	5.03	27.39	28,640	27.37

Total	120,010	3.15	22.93	119,850	22.92

At December 31, 2010, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and therefore the stock options had no intrinsic value. The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 was $62 thousand and $631 thousand, respectively.

Restricted Stock Plan

Under the 2008 Restricted Stock Plan, 250,000 shares of common stock have been reserved for issuance subject to its anti-dilution provisions. Awards were granted under the Plan during 2009 and 2010. Through December 31, 2010, 73,540 shares have been granted, of which 14,556 have vested, and 12,800 were forfeited. Forfeitures are returned to the available pool for future issuance. The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted- average grant price
Shares available for issuance under the 2008 Restricted Stock Plan	250,000
2009 Grants	(55,040)	$35.63
2009 Forfeitures	10,000	42.00
2010 Grants	(18,500)	2.60
2010 Forfeitures	2,800	42.00

Remaining shares available for issuance at December 31, 2010	189,260

In January 2011, 34,614 shares of restricted stock were granted to directors of the Company as compensation for their annual Board retainers.

The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period. As such, expense relative to 2009 grants is recognized ratably over the five year vesting period of the stock award grants. The compensation expense that was charged against pretax income during 2010 and 2009 for restricted stock awards was $297 thousand and $253 thousand, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense for the same periods was $1 thousand and $89 thousand, respectively. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At December 31, 2010, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the restricted stock plan but not yet recognized was $920 thousand. This expense is expected to be recognized through 2015.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Shares of restricted stock granted to employees and directors under the Plan are subject to pro rata restrictions as to continuous employment and service as a director, respectively, for a specified time period following the date of grant, currently five years. During this period, the holder is entitled to full voting rights and dividends.

2011 Palmetto Bancshares, Inc. Stock Plan

In February 2011, the Board of Directors approved the 2011 Plan to further support the alignment of management and shareholder interests. The 2011 Plan allows for the Board of Directors to grant stock options and restricted stock awards to key management personnel with vesting provisions including a combination of time vesting and performance metrics related to the Bank’s successfully resolving the Consent Order and the Company’s return to profitability. The Board has recommended that 2,000,000 shares be designated for issuance under the 2011 Plan. The Board will seek shareholder approval for the 2011 Plan, and it is the Company’s intention to include a proposal for approval of the 2011 Plan in the proxy statement for the next annual shareholders meeting currently scheduled for May 19, 2011.

16.	Average Share Information

The following table summarizes the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the years ended December 31,
	2010	2009	2008
Weighted average common shares outstanding—basic	15,913,000	6,449,754	6,438,071
Dilutive impact resulting from potential common share issuances	—	—	81,778

Weighted average common shares outstanding—diluted	15,913,000	6,449,754	6,519,849

Per Share Data
Net income (loss)—basic	$(3.78)	$(6.21)	$2.11
Net income (loss)—diluted	(3.78)	(6.21)	2.09

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the years ended December 31, 2010 and 2009 as inclusion would be antidilutive given the Company’s net loss during the periods.

17.	Commitments, Guarantees, and Other Contingencies

Lending Commitments and Standby Letters of Credit

Unused lending commitments to customers are not recorded in the Consolidated Balance Sheets until funds are advanced. For commercial customers, lending commitments generally take the form of unused revolving credit arrangements to finance customers’ working capital requirements. For retail customers, lending commitments are generally unused lines of credit secured by residential property. The Company routinely extends lending commitments for both floating and fixed rate loans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at December 31, 2010 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$47,054
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	2,081
Commercial real estate, other construction loan, and land development loan commitments	13,442
Commercial and industrial loan commitments	12,465
Overdraft protection line commitments	29,062
Other	6,938

Total commitments to extend credit	$111,042

Standby letters of credit are issued for customers in connection with contracts between the customers and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $2.7 million and $4.6 million at December 31, 2010 and December 31, 2009, respectively.

The reserve for unfunded commitments at December 31, 2010 and December 31, 2009 was $99 thousand and $128 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Credit Card Recourse

See Note 4, Loans, for recourse provision related to certain credit card accounts sold in 2010.

Loan Participations

With regard to participations sold disclosed in Note 4, Loans, and Note 8, Foreclosed Real Estate and Personal Property, the Company serves as the lead bank and is therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Derivatives

See Note 18, Derivative Financial Instruments and Hedging Activities, for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to its derivative loan commitments and freestanding derivatives.

Long-Term Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2010 (in thousands) except obligations for employee benefit plans as these obligations are paid from separately identified assets. See Note 14, Employee Benefit Plans, for discussion regarding this employee benefit plan.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,867	$3,358	$3,118	$12,740	$21,083
Time deposit accounts	367,673	175,131	3,801	34	546,639
FHLB advances	30,000	5,000			35,000

Total other contractual obligations	$399,540	$183,489	$6,919	$12,774	$602,722

In January 2011, the Company prepaid $30.0 million of FHLB advances due in 2011.

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

Real property operating lease obligations summarized in the preceding table:

•

Are net of payments to be received under a sublease agreement with a third party with regard to the Company’s previous Blackstock Road banking office for which it is contracted under a lease agreement as Lessee. This lease is scheduled to expire in February 2011.

•

Include obligations with regard to one banking office that was consolidated during 2008 that is leased by the Company and currently vacant. The Company is considering options with regard to this leased location.

•

Do not include periodic increases in lease payments for the Rock Hill operating building lease and operating lease for additional office space. Lease payment increases are subject to consumer price index changes. The Company does not believe that future minimum lease payments relative to these locations will significantly differ from current obligations at December 31, 2010. Therefore, current lease obligations have been used to determine the operating lease obligations in the preceding table. Obligations under these operating lease agreements are payable over several years with the building lease expiring in 2015 and the additional office space lease expiring in 2011.

•	Do not include the parking leases in downtown Greenville which are paid month-to-month.

The Company relocated the corporate headquarters to downtown Greenville, South Carolina during March 2009 into a leased facility.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because the Company believes that these agreements are immaterial when considered individually, or in the aggregate, with regard to the Consolidated Financial Statements, it has not included such agreements in the preceding contractual obligations table. Therefore, the Company believes that noncompliance with terms of such agreements would not have a material impact on its business, financial condition, results of operations, and cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2011 cannot be reasonably estimated at this time.

Short-Term Contractual and Noncontractual Obligations

In conjunction with the Company’s annual budgeting process, capital expenditures are approved for the coming year. During the budgeting process for 2011, the Board of Directors approved $2.4 million in capital

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

expenditures related to technology and facilities. Generally, purchase obligations are not made in advance of such purchases, although to obtain discounted pricing the Company may enter into such arrangements. In addition, the Company anticipates that expenditures will be required during 2011 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from its operational cash flows.

Although the Company expects to make capital expenditures in years subsequent to 2011, capital expenditures are reviewed by the Company on an annual basis. Therefore, the Company has not yet estimated such capital expenditure obligations for years subsequent to 2011.

Legal Proceedings

The Company is subject to actual and threatened legal proceedings and other claims arising out of the conduct of its business. Some of these suits and proceedings seek damages, fines, or penalties. These suits and proceedings are being defended by or contested on the Company’s behalf. On the basis of information presently available, the Company does not believe that existing proceedings and claims will have a material effect on its financial position or results of operations.

18.	Derivative Financial Instruments and Hedging Activities

At December 31, 2010 and 2009, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At December 31, 2010, commitments to originate conforming loans totaled $12.2 million. At December 31, 2010, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $103 thousand and negative fair values, included with Other liabilities in the Consolidated Balance Sheets, totaling $40 thousand. At December 31, 2009, commitments to originate conforming loans totaled $7.0 million. At December 31, 2009, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $52 thousand, and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $11 thousand. The net change in derivative loan commitment fair values during the years ended December 31, 2010 and 2009, resulted in net derivative loan commitment income of $22 thousand and $41 thousand, respectively.

Forward sales commitments totaled $19.6 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with Other assets in the Consolidated Balance Sheets, totaling $175 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $96 thousand. At December 31, 2009, forward sales commitments totaled $10.0 million. At December 31, 2009, these forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $92 thousand, and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $1 thousand. The net change in forward sales commitment fair values during the years ended December 31, 2010 and 2009 resulted in a loss of $12 thousand and income of $91 thousand, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

19.	Disclosures Regarding Fair Value

Valuation Methodologies

Following is a description of the valuation methodologies used for fair value measurements.

Investment Securities Available for Sale.    Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments classified as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 2 securities are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 3 securities include asset-backed securities in less liquid markets.

Mortgage Loans Held for Sale.    Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Commercial loans held for sale.    Loans held for sale are measured at the lower of cost or fair value. Commercial loans held for sale for which binding sales contracts have been entered into as of the balance sheet date are considered Level 1 instruments. Collateral dependent commercial loans held for sale are valued based on independent collateral appraisals less estimated selling costs and are generally classified as Level 2 assets. If quoted market prices, binding sales contracts or appraised collateral values are not available, the Company considers discounted cash flow analyses with market assumptions and classifies such loans as Level 3 instruments.

Impaired loans.    Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2010 and 2009, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on a contract, the Company records the impaired loan as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. The Company measures the fair

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 1, Level 2 or Level 3 within the valuation hierarchy. When the fair value of the collateral is based on a contract, the Company records the impaired loan as nonrecurring Level 1, If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate and personal property.    Foreclosed real estate and personal property is carried at the lower of carrying value or fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

Goodwill.    Goodwill is subject to impairment testing. The Company tests goodwill for impairment by comparing the business unit’s carrying value to the implied fair value. In the event the fair value is determined to be less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, if applicable, the Company classifies goodwill subjected to nonrecurring fair value adjustments as Level 3.

Derivative Financial Instruments.    Currently, the Company enters into loan commitments and forward sales commitments. The valuation of these instruments is computed using internal valuation models utilizing observable market-based inputs. As such, derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$33,522	$185,253	$—	$218,775
Derivative financial instruments	—	278	—	278

Total assets measured at fair value on a recurring basis	$33,522	$185,531	$—	$219,053

Liabilities
Derivative financial instruments	$—	$136	$—	$136

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$16,297	$63,371	$40,318	$119,986
Derivative financial instruments	—	144	—	144

Total assets measured at fair value on a recurring basis	$16,297	$63,515	$40,318	$120,130

Liabilities
Derivative financial instruments	$—	$12	$—	$12

The following table reconciles the beginning and ending balances of investment securities available for sale fair value measurements using significant unobservable inputs on a recurring basis at the dates and for the period indicated (in thousands).

Level 3
Balance, December 31, 2009	$40,318
Total gains (losses) / realized and unrealized included in:
Net income / loss	(371)
Accumulated other comprehensive income	525
Purchases	105,440
Sales	(34,352)
Paydowns	(3,389)
Transfers out of Level Three	(108,171)

Balance, December 31, 2010	$—

See Note 14, Employee Benefit Plans, for detailed disclosure regarding the fair value of defined benefit pension plan assets at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at period end, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end (in thousands).

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$4,793	$—	$4,793
Commercial loans held for sale	1,303	21,231	43,623	66,157
Impaired loans in gross loans	—	43,920	6,649	50,569
Real estate and personal property acquired in settlement of loans	5,999	13,939	149	20,087

Total assets measured at fair value on a nonrecurring basis	$7,302	$83,883	$50,421	$141,606

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,884	$—	$3,884
Impaired loans in gross loans	—	75,209	14,097	89,306
Real estate and personal property acquired in settlement of loans	—	25,522	2,492	28,014

Total assets measured at fair value on a nonrecurring basis	$—	$104,615	$16,589	$121,204

Carrying Amounts and Estimated Fair Value of Principal Financial Assets and Liabilities

For assets and liabilities that are not presented on the balance sheet at fair value, the Company uses several different valuation methodologies as outlined below.

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

Certain of the Company’s assets and liabilities are financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, retail repurchase agreements, commercial paper, and other short-term borrowings.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of the Company’s entire holdings. Because no ready market exists for a significant portion of its financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Significant assets and liabilities that are not financial instruments include those resulting from the Company’s mortgage-banking operations, the value of the long-term relationships with the Company’s deposit customers, deferred income taxes, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant impact on fair value estimates and have not been considered in the estimates.

Commitments to extend credit are primarily short-term and are generally at variable market rates. Commitments to extend credit may be terminated by the Company based on material adverse change clauses. Standby letters of credit are generally short-term and have no associated rate unless funding occurs. As such, commitments to extend credit and standby letters of credit are deemed to have no material fair value.

The following table summarizes the carrying amount and fair values for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	December 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans (1)	$715,923	$709,018	$926,927	$914,557

Total assets	$715,923	$709,018	$926,927	$914,557

Liabilities
Deposits	$1,173,362	$1,178,905	$1,214,914	$1,206,857
FHLB advances	35,000	35,224	101,000	100,119

Total liabilities	$1,208,362	$1,214,129	$1,315,914	$1,306,976

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral.

20.	Holding Company Condensed Financial Information

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are equity issuances, dividends upstreamed from the Bank and funds received through stock option exercises.

The following tables summarize the holding company’s financial condition, results of operations, and cash flows at the dates and for the periods indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$2,505	$1,050
Due from subsidiary	—	19,486
Investment in subsidiary	112,402	74,009
Goodwill	—	704
Other	12	114

Total assets	$114,919	$95,363

Liabilities and shareholders’ equity
Commercial paper	$—	$19,061
Intercompany restricted stock settlement	920	1,287
Other	100	—
Shareholders’ equity	113,899	75,015

Total liabilities and shareholders’ equity	$114,919	$95,363

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statements of Income (Loss)

	For the years ended December 31,
	2010	2009	2008
Interest income from commercial paper (Master notes)	$21	$60	$359
Dividends received from subsidiary	—	389	4,616
Equity in undistributed earnings (loss) of subsidiary	(59,366)	(40,412)	8,984
Interest expense on commercial paper (Master notes)	(21)	(60)	(359)
Goodwill impairment	(704)	—	—
Other operating income	—	—	—
Other operating expense	(132)	(62)	(1)

Net income (loss)	$(60,202)	$(40,085)	$13,599

Condensed Statements of Cash Flows

	For the years ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$(60,202)	$(40,085)	$13,599
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Decrease (increase) in due from subsidiary	19,486	8,463	(1,626)
Increase in equity in undistributed loss (earnings) of subsidiary	59,366	40,412	(8,984)
Goodwill impairment	704	—	—
(Increase) decrease in other assets	102	(103)	2
Increase (decrease) in other liabilities	30	1,540	—

Net cash provided by operating activities	19,486	10,227	2,991
Investing Activities
Capital contribution in subsidiary	(97,348)	—	—

Net cash used in investing activities	(97,348)	—	—
Financing Activities
(Decrease) increase in commercial paper	(19,061)	(8,894)	1,629
Proceeds from issuance of common stock	98,378	—	—
Proceeds from exercise of stock options	—	106	380
Cash dividends declared on common stock	—	(389)	(5,153)

Net cash provided by (used in) financing activities	79,317	(9,177)	(3,144)
Net increase (decrease) in cash and cash equivalents	1,455	1,050	(153)
Cash and cash equivalents, beginning of the period	1,050	—	153

Cash and cash equivalents, end of the period	$2,505	$1,050	$—

21.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at December 31, 2010 and the adequately-capitalized category at December 31, 2009.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Since December 31, 2010, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s category other than as reported in this Annual Report on Form 10-K.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2010
Total capital to risk-weighted assets
Company	$132,118	14.43%	$73,261	8.00%	n/a	n/a
Bank	130,632	14.25	73,339	8.00	$91,674	10.00%
Tier 1 capital to risk-weighted assets
Company	120,478	13.16	36,631	4.00	n/a	n/a
Bank	118,981	12.98	36,669	4.00	55,004	6.00
Tier 1 leverage ratio
Company	120,478	8.22	58,634	4.00	n/a	n/a
Bank	118,981	8.12	58,624	4.00	73,280	5.00

At December 31, 2009
Total capital to risk-weighted assets
Company	$93,298	8.25%	$90,426	8.00%	n/a	n/a
Bank	93,013	8.22	90,518	8.00	$113,147	10.00%
Tier 1 capital to risk-weighted assets
Company	79,046	6.99	45,213	4.00	n/a	n/a
Bank	78,745	6.96	45,259	4.00	67,888	6.00
Tier 1 leverage ratio
Company	79,046	5.55	56,951	4.00	n/a	n/a
Bank	78,745	5.52	57,042	4.00	71,302	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the State Board conducted their annual joint examination of the Bank. Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight Committee of the Board of Directors met periodically with the FDIC to receive status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order. The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

•	Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b);

•	Limit asset growth to 10% per annum;

•	Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities;

•

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC. On April 1, 2010 the Bank was notified by the FDIC that it had determined that the geographic areas in which it operates were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas. The FDIC informed the Company that this high-rate determination is also effective for calendar year 2011; and

•

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof the Company has submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Company’s compliance will be made by the FDIC and the State Board. However, the Company believes it is currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of its criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 7, 2010 when a 25% ($56.7 million) reduction in criticized assets was required. The Company reduced its criticized assets by more than the amount necessary to meet the December 7, 2010 deadline. The Company’s next incremental deadline, June 5, 2011, stipulates a 45% ($102.0 million) reduction in criticized assets from the September 30, 2009 balances. As of February 22, 2011, the Company has reduced its criticized assets by 53.2% ($114.9 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

22.	Related Party Transactions

Intercompany Transactions

Intercompany transactions include activities between the Company and the Bank, as well as between the Bank, Palmetto Capital, and other subsidiaries. The former includes transactions described in Note 20, Holding Company Condensed Financial Information. During 2010 and 2009, the Bank’s trust department also managed certain of the assets of the Company’s employee benefit plans.

Related Party Transactions

Certain directors, executive officers, and their related interests are loan customers of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions. The total loans outstanding to these related parties aggregated approximately $2.2 million and $12.3 million at December 31, 2010 and 2009, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Of the loans to related parties at December 31, 2009, $9.3 million related to individuals whose status as members of the Company’s Board of Directors terminated during 2010. Accordingly, those loans are no longer considered related party balances at December 31, 2010. In addition, during 2010 net paydowns on related party loans were $773 thousand.

23.	Quarterly Financial Data (Unaudited)

The following tables summarize selected financial data regarding results of operations for the periods indicated (in thousands, except per share data). Certain amounts previously presented in the Consolidated Statements of Income (Loss) for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income (loss) as previously reported.

	For the year ended December 31, 2010
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$14,879	$14,450	$13,856	$13,442	$56,627
Interest expense	4,080	3,716	3,888	3,682	15,366

Net interest income	10,799	10,734	9,968	9,760	41,261
Provision for loan losses	10,750	12,750	13,100	10,500	47,100

Net interest income (expense) after provision for loan losses	49	(2,016)	(3,132)	(740)	(5,839)

Investment securities gains	8	—	1	1	10
Other noninterest income	4,741	3,864	4,186	4,800	17,591
Noninterest expense	13,132	15,174	22,414	22,586	73,306

Net loss before benefit for income taxes	(8,334)	(13,326)	(21,359)	(18,525)	(61,544)
Provision (benefit) for income taxes	(3,042)	(4,793)	(7,580)	14,073	(1,342)

Net loss	$(5,292)	$(8,533)	$(13,779)	$(32,598)	$(60,202)

Common and per share data
Net loss—basic	$(0.82)	$(1.32)	$(2.13)	$(0.74)	$(3.78)

Net loss—diluted	(0.82)	(1.32)	(2.13)	(0.74)	(3.78)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2009
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$17,566	$15,890	$17,046	$15,708	$66,210
Interest expense	5,188	5,622	5,530	5,099	21,439

Net interest income	12,378	10,268	11,516	10,609	44,771
Provision for loan losses	2,175	30,000	24,000	17,225	73,400

Net interest income (expense) after provision for loan losses	10,203	(19,732)	(12,484)	(6,616)	(28,629)

Investment securities gains	2	—	—	—	2
Other noninterest income	4,015	4,767	4,254	4,393	17,429
Noninterest expense	11,103	12,807	13,709	13,396	51,015

Net income (loss) before provision (benefit) for income taxes	3,117	(27,772)	(21,939)	(15,619)	(62,213)
Provision (benefit) for income taxes	1,123	(9,921)	(7,764)	(5,566)	(22,128)

Net income (loss)	$1,994	$(17,851)	$(14,175)	$(10,053)	$(40,085)

Common and per share data
Net income (loss)—basic	$0.31	$(2.77)	$(2.20)	$(1.55)	$(6.21)

Net income (loss)—diluted	0.31	(2.77)	(2.20)	(1.55)	(6.21)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and several other members of the Company’s senior management as of December 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

See Item 8. Financial Statements and Supplementary Data, which includes management’s report on internal control over financial reporting and the attestation report thereon issued by Elliott Davis, LLC.

Fourth Quarter Internal Control Changes

During the fourth quarter of 2010, the Company did not make any changes in its internal controls over financial reporting that has materially impacted or is reasonably likely to materially impact those controls.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2011 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2011 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2011 Annual Meeting of the Shareholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2011 Annual Meeting of the Shareholders, which is incorporated herein by reference.

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

(3)	Listing of Exhibits

Exhibit No.	Description
3.1.1	Amended and Restated Articles of Incorporation filed on December 21, 2009 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

3.1. 2	Articles of Amendment filed on August 11, 2010 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2010

3.2. 1	Amended and Restated Bylaws dated December 15, 2009: Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

4.1	Articles of Incorporation of the Registrant: Included in Exhibits 3.1.1 – 3.1.2

4.2	Bylaws of the Registrant: Included in Exhibit 3.2.1

4.3	Specimen Certificate for Common Stock: Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Commission File No. 33-51212, filed with the Securities and Exchange Commission on August 20, 1992

10.1*	The Palmetto Bank Pension Plan and Trust Agreement: Incorporated by reference to Exhibit 10 (c) to the Company’s Registration Statement on Form S-4, Commission File No. 33-19367, filed with the Securities and Exchange Commission on May 2, 1988

10.2*	The Palmetto Bank Officer Incentive Compensation Plan: Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.3.1*	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

10.3.2*	Amendment to the Palmetto Bancshares, Inc.’s 1997 Stock Compensation Plan: Incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

10.4*	Palmetto Bancshares, Inc. 2008 Restricted Stock Plan: Incorporated by reference to Appendix A to Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 17, 2008

10.5	Lease Agreement dated as of May 2, 2007 between The Palmetto Bank and Charles E. Howard and Doris H. Howard: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2007

Exhibit No.	Description
10.6*	Employment Agreement by and between Palmetto Bancshares, Inc. and Samuel L. Erwin, dated December 15, 2009: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

10.7*	Employment Agreement by and between Palmetto Bancshares, Inc. and Lee S. Dixon, dated December 15, 2009: Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

10.8	Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and the investors named therein dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010

10.9	Registration Rights Agreement by and among Palmetto Bancshares, Inc. and the investors named therein dated as of May 25, 2010: Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010

10.10	Amendment No. 1 dated June 8, 2010 to Stock Purchase Agreement and Registration Rights Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein, each dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

10.11	Amendment No. 2 dated September 22, 2010 to Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010

10.12	Consent Order, effective June 10, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and The Palmetto Bank: Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

10.13	Form of Subscription Agreement by and among Palmetto Bancshares, Inc. and each Institutional Investors participating in the Institutional Shareholders Offering dated as of January 28, 2011: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011

21.1^	List of Subsidiaries of the Registrant

23.1^	Consent of Elliott Davis, LLC

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
^	Filed with this Annual Report on Form 10-K

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
Samuel L. Erwin Chief Executive Officer Palmetto Bancshares, Inc.

/s/ ROY D. JONES
Roy D. Jones Chief Financial Officer Palmetto Bancshares, Inc.

Date: February 28, 2011

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel L. Erwin, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the dates by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ LEE S. DIXON Lee S. Dixon	Director Chief Operating Officer Chief Risk Officer Palmetto Bancshares, Inc.	February 28, 2011

/s/ SAMUEL L. ERWIN Samuel L. Erwin	Director Chief Executive Officer Palmetto Bancshares, Inc.	February 28, 2011

/s/ MICHAEL D. GLENN Michael D. Glenn	Director	February 28, 2011

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	February 28, 2011

/s/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	February 28, 2011

Signature	Title	Date

/s/ ROY D. JONES Roy D. Jones	Chief Financial Officer Palmetto Bancshares, Inc.	February 28, 2011

/s/ JAMES J. LYNCH James J. Lynch	Director	February 28, 2011

/s/ L. LEON PATTERSON L. Leon Patterson	Chairman of the Board of Directors	February 28, 2011

/s/ JANE S. SOSEBEE Jane S. Sosebee	Director	February 28, 2011

/s/ L. STEWART SPINKS L. Stewart Spinks	Director	February 28, 2011

/s/ JOHN P. SULLIVAN John P. Sullivan	Director	February 28, 2011

/s/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	February 28, 2011

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002