Form 10-K/A
period 2010-12-31
PALMETTO BANCSHARES INC
filed 2011-03-09
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Registrant’s telephone number)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2011 (the “Original Form 10-K”). On February 28, 2011 we also filed a Registration Statement on Form S-3 (the “Registration Statement”). For the Registration Statement to be declared effective, it must include the information required by Part III, Items 10 through 14 of Form 10-K which was not included in the Original Form 10-K. Accordingly, we are filing this amendment to Form 10-K to include the information required by Part III, Items 10 through 14 of Form 10-K. The information included herein as required by Part III, Items 10 through 14of Form 10-K is more limited that what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of shareholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

This Amendment also amends the Original Form 10-K to correct an inadvertent typographical error in the “Lending Activities—Allowance for Loan Losses” subsection of Part II—Item 7 of the Original 10-K Filing. The amount originally disclosed as charge-offs on loans individually evaluated for impairment of $9.9 million was the fourth quarter 2010 amount. The context and intent of the statement was to disclose the amount of charge-offs on loans individually evaluated for impairment for the year ended December 31, 2010, which was $33.7 million. This change had no impact on our financial position, results of operations, or cash flows.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Items 7, 10 through 14, and 15(a)(3) of the Original Report have been amended and restated in their entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Report with the SEC on February 28, 2011 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K Filing.

PART II

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

In addition to loans charged-off in their entirety in the ordinary course of business, included within loans charged-off for the year ended December 31, 2010 were $33.7 million in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell generally based on fair values from third party appraisals.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors currently has 11 members divided into three classes. Our current directors and their classes are:

Terms Expiring at the 2011 Annual Meeting	Terms Expiring at the 2012 Annual Meeting	Terms Expiring at the 2013 Annual Meeting

Robert B. Goldstein	L. Leon Patterson	Michael D. Glenn
John D. Hopkins, Jr.	L. Stewart Spinks	Lee S. Dixon
James J. Lynch	J. David Wasson, Jr.	Samuel L. Erwin
Jane S. Sosebee
John P. Sullivan

The following provides information regarding each of our directors whose term expires at the 2011 Annual Meeting, including their age and the year in which they first became a director of the Company, the year in which their term expires, their business experience for at least the past five years, the names of other publicly-held where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the Board’s conclusion that such person should serve as a director for the Company:

Robert B. Goldstein
Age Director Since Term Expiring	70 2010 2011

Business Experience:    Mr. Goldstein has worked in the banking industry since 1963 in various capacities. In 2007, Mr. Goldstein partnered with three other individuals to form a bank holding company and private equity fund that invests in banks and financial service companies, CapGen Capital Advisors, LLC, and currently serves as a Principal. Immediately prior to this, he served as Chairman and Chief Executive Officer of a $6 billion bank holding company in the San Francisco Bay area from 2001-2006. His experience includes many years in commercial banks, savings and loan associations and other financial institutions including serving as Chief Executive Officer of numerous banks and thrifts. Mr. Goldstein’s extensive experience in the financial services industry and familiarity with helping institutions manage through difficult situations provides us with beneficial leadership and counsel.

Other Public Company Directorships:    Mr. Goldstein currently holds the following directorships:

•   FNB Corporation;

•   Seacoast Banking Corp; and

•   Hampton Roads Bankshares.

Additional Information:

Through the various capacitates in which he has served during his career, Mr. Goldstein has become nationally recognized for his expert investing and operational experience in turning around and implementing growth strategies for banks under the most challenging circumstances. He is also highly regarded for identifying new opportunities for investment in community and regional banking.

A consistently successful investor for himself and others, Mr. Goldstein has been a senior executive and/or director at 14 financial institutions over a career that has spanned more than 40 years. Mr. Goldstein is often the “first call” when community and regional banks encounter difficulties that require outside operational and investing expertise. His network of relationships in banking and financial services is a key competitive feature of the CapGen Program.

Mr. Goldstein recently spearheaded the merger of Bay View Capital Corp, San Mateo, California, and Great Lakes Bancorp, Buffalo, New York. Bay View was the most recent in a series of turnarounds and recapitalizations which he engineered. This company was a deeply troubled $5 billion bank holding company which had lost credibility with regulators and shareholders. Mr. Goldstein was elected Chief Executive Officer of the company in 2001 bringing with him a seasoned team of banking professionals and an infusion of $137 million of equity capital raised through institutional investors who had participated with him in prior engagements. The resultant company returned to financial health, regained credibility, and provided the participants with a significant return on their investment.

Throughout his tenure, first as Chief Executive Officer and later as Chairman of Bay View, Mr. Goldstein was also fully engaged in other banking activities. He co-authored the 2003 spin-off of the Florida subsidiary of F.N.B. Corporation into a second publicly traded entity which has subsequently been acquired. Mr. Goldstein was an original investor, founder, and board member of RS Group Holdings, a privately owned and operated trust services company, which was subsequently sold to another financial services company. Mr. Goldstein was a founder and director of the publicly-held Luminent Mortgage Capital Corp., which was converted to a partnership and Mr. Goldstein has no interest in the continuing business, now called Cobalt Holdings.

Mr. Goldstein is the Chairman of the Board of Directors of The BANKshares, Inc. and a director of its subsidiary, BankFIRST of Winter Park, FL. The BANKshares, Inc. is a privately-owned bank holding company doing business in the greater Orlando and Brevard County areas of Florida.

Previously, Mr. Goldstein successfully raised capital, injected new management, and reenergized banks and thrifts in Connecticut, New Jersey, New York, and Pennsylvania. These activities have earned him a widely known and respected reputation in the domestic financial services industry.

As a private investor, Mr. Goldstein has also invested in de novo banks, recapitalizations of existing institutions, and has recently served as one of the advisors and directors facilitating the successful geographic spin-off of a commercial bank into a separate holding company creating a substantial improvement in the combined equity value of the two related organizations.

Mr. Goldstein is a graduate of graduate of Texas Christian University. He also served for seven years on the faculty of the Southwestern Graduate School of Banking at Southern Methodist University.

John D. Hopkins, Jr.
Age Director Since Term Expiring	59 2004 2011

Business Experience:    Mr. Hopkins has served as owner of The Fieldstone Group, a diversified investment and development company with real estate, farm, land, and timber holdings, since 2000. Prior to 2000, Mr. Hopkins was employed for 26 years at Owens Corning, a Fortune 500 company, the last 10 of which he served as an officer.

Other Public Company Directorships:    None

Additional Information:    As the owner and officer of two companies during the past 36 years, including recently with a company involved in real estate activities, Mr. Hopkins brings leadership and business management experience to the Board. In addition, he has extensive expertise that he gained through this business experience as well as through his current service as a member of the Company’s Compensation, Corporate Governance and Nominating, and Regulatory Oversight Committees. Mr. Hopkins serves as Chairman of the Board for the South Carolina Technology and Aviation Center, the National Clean Transportation Technology and Innovation Center, and Anderson University, and serves on the Board of the Greenville County Research and Technological Development Corporation. Mr. Hopkins provides entrepreneurial experience to the Board, which is important to our many consumer businesses. Mr. Hopkins is a graduate of Clemson University and the South Carolina Bankers Association Director’s College.

James J. Lynch
Age Director Since Term Expiring	61 2010 2011

Business Experience:    Mr. Lynch has over 35 years of bank management experience. Since 2007, he has served as Managing Partner of Patriot Financial Partners, L.P., a private equity investment fund focusing on investments in the community banking sector throughout the United States. Mr. Lynch was a founding partner of this fund. Prior to Patriot, from 2003 to 2007, he served as Vice Chairman of Sovereign Bancorp and Chief Executive Officer of the Mid-Atlantic Division for Sovereign Bank.

Other Public Company Directorships:    Mr. Lynch currently holds the following directorships:

•   Heritage Oaks Bancorp (Heritage Oaks Bank)—Also serves on the Audit Committee; and

•   Cape Bancorp (Cape Bank).

Additional Information:    Mr. Lynch has considerable experience in and knowledge of the capital markets, as well as significant executive level banking experience, which are valuable to the board of directors in its assessment of the Company’s sources and uses of capital. Mr. Lynch is active in several professional and civic organizations and is a graduate of LaSalle University in Philadelphia. His graduate studies were at Drexel University. He received an Honorary Doctorate from La Salle University in 2010.

In addition to the public company directorships summarized above, Mr. Lynch holds several private and not-for-profit directorships.

Jane S. Sosebee
Age Director Since Term Expiring	54 2006 2011

Business Experience:    From 2003 until November 2007, Ms. Sosebee served as regional director with AT&T South Carolina (formerly Southern Bell and BellSouth). From November 2007 until 2010, Ms. Sosebee has served as Director of External Affairs for AT&T South Carolina, a communications holding company. Since that time, she has held the position of Director of Governmental Affairs.

Other Public Company Directorships:    None

Additional Information:    Ms. Sosebee brings extensive leadership and business management skills to the Board obtained through her years of employment with AT&T. During her tenure, she has managed various teams within South Carolina including a marketing, sales and servicing organization including oversight of the compensation plan. Additionally, she has managed external affairs, public relations, and philanthropy. Through her current capacity as Director of Governmental Affairs for AT&T, she manages a team of external lobbyists and directs public policy for the Company’s South Carolina region. This experience provides valuable insight to the Board on regulatory issues. Accordingly, Ms. Sosebee serves on the Board’s Regulatory Oversight Committee as well as the Trust Committee. Ms. Sosebee has served on and chaired various community organizations in our market area, developing relationships beneficial to us. With regard to one such organization, Ms. Sosebee serves on the Audit Committee. Ms. Sosebee is a graduate of Clemson University and the South Carolina Bankers Association Director’s College.

Ms. Sosebee holds several not-for-profit directorships.

John P. Sullivan
Age Director Since Term Expiring	54 2010 2011

Business Experience:    In 2007, Mr. Sullivan joined with three other individuals to form a bank holding company and private equity fund that invests in banks and financial services companies, CapGen Capital Advisors, LLC, and currently serves as Managing Director. Immediately prior to this, he served as a senior advisor to the global financial services practice of a “big four” accounting firm.

Other Public Company Directorships:    Mr. Sullivan currently holds the following directorships:

•   Signature Bank (Advisory Board);

•   Jacksonville Bank; and

•   Hampton Roads Bankshares (Board Observer).

Additional Information:    Mr. Sullivan has extensive experience and a diverse background in all facets of bank and financial management. He served as Chairman, President, Chief Executive, and Chief Operating Officer of various financial institutions in the New York metropolitan area, including Hamilton Bancorp, River Bank America (East River Savings Bank), Continental Bank, and the Olympian New York Corp.

Mr. Sullivan has gained a reputation as a business turnaround specialist with strong allegiances to both investors and customers, having resuscitated ailing institutions and facilitated their mergers with stronger financial companies, generating superior returns for his investors. Mr. Sullivan has been a “first call” executive for many bank regulators when trouble surfaces at a regulated entity. His leadership as well as his operational and financial expertise is integral to the success of the CapGen investment program.

Mr. Sullivan is a senior advisor and member of the advisory board for New York State’s largest de novo banking effort, Signature Bank. Prior to joining CapGen, he served as a senior advisor to the global financial services practice of a “big four” accounting firm. In this capacity, he provided guidance and thought leadership to some of the firm’s largest financial services clients on banking matters, such as merger and acquisition activity, capital transactions, regulatory issues, credit quality, and credit risk. He is frequently called upon to provide guidance and expertise in highly complex financial and operational situations for banks and other financial services companies.

Mr. Sullivan has successfully raised capital at all of the banks with which he has been affiliated and is a member of or a board observer on a number of corporate boards and serves on the Audit, Compensation, Loan, and Executive Committees on several of those entities.

Mr. Sullivan is a graduate of Niagara University and a Certified Public Accountant.

Mr. Sullivan has significant operational banking experience as well as input into capital markets activities and provides the Board with input on critical strategic decisions.

The following provides information regarding each of our other directors, including their age and the year in which they first became a director of the Company, the year in which their term expires, their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the Board’s conclusion that such person should serve as a director for the Company:

Lee S. Dixon
Age Director Since Term Expiring	45 2009 2013

Business Experience:    Mr. Dixon has served as Chief Operating Officer of Palmetto Bancshares, Inc. and The Palmetto Bank since July 2009 and as Chief Risk Officer of Palmetto Bancshares, Inc. and The Palmetto Bank since October 2009. In addition, from July 1, 2010 to February 2, 2011, Mr. Dixon served as Chief Financial Officer of Palmetto Bancshares, Inc. and The Palmetto Bank. Mr. Dixon served as Senior Executive Vice President of Palmetto Bancshares, Inc. and The Palmetto Bank from May 2009 through June 2009. Mr. Dixon served as Chief Operating Officer of First Presbyterian Church of Winston-Salem from July 2006 through May 2009. He was employed in the Banking and Capital Markets practice of PricewaterhouseCoopers LLP from January 1989 through June 2006, admitted as a Partner in July 1999.

Other Public Company Directorships:    None

Additional Information:    Mr. Dixon brings extensive operational, accounting and financial reporting expertise to the Board from his 23 years of business experience, 18 years of which he served in the Banking and Capital Markets practice at PricewaterhouseCoopers LLP. Mr. Dixon has worked with banking clients ranging from small community banks to some of the largest national banks, and he has extensive operational experience covering all aspects of banking and financial services. Mr. Dixon’s background with PricewaterhouseCoopers LLP has provided him with substantial banking, regulatory, financial reporting, and risk management experience. Mr. Dixon also has extensive leadership and business management experience and skills. Mr. Dixon is a graduate of the University of South Carolina, and graduated “with distinction” from the Stonier Graduate School of Banking. Mr. Dixon is a certified public accountant.

Samuel L. Erwin
Age Director Since Term Expiring	43 2009 2013

Business Experience:    Mr. Erwin has served as Chief Executive Officer and President of The Palmetto Bank since July 2009. In addition, Mr. Erwin was appointed Chief Executive Officer of Palmetto Bancshares, Inc. in January 2010. Mr. Erwin served as Senior Executive Vice President of Palmetto Bancshares, Inc. and The Palmetto Bank from March 2009 through June 2009. Mr. Erwin began his banking career at First Union National Bank (now Wachovia) in July 1990. At the time of his departure in January 1997, he served as Vice President and City Executive in Orangeburg, South Carolina. He worked with First National Bank (now South Carolina Bank and Trust) from January 1997 until January 2000 where he held the position of Senior Vice President and Region Executive in Orangeburg, South Carolina. From January 2000 until June 2002, he held the position of Senior

Vice President and Market President in Columbia, South Carolina with First Union National Bank (now Wachovia). From June 2002 until December 2004, he served as Senior Vice President and Commercial Relationship Manager for Carolina National Bank, a start-up bank in Columbia, South Carolina. Most recently, Mr. Erwin served as Chief Executive Officer of Community Bancshares, Inc. in Orangeburg, South Carolina.

Other Public Company Directorships:    Mr. Erwin served on the Board of Community Bankshares, Inc from 2005 until 2008.

Additional Information:    Mr. Erwin has extensive knowledge and experience in finance and the banking and financial services industry. In addition to his experience at the Company, Mr. Erwin has 20 years of banking experience. At Community Bankshares, Mr. Erwin addressed significant asset quality and organizational issues associated with a multi-bank holding company with decentralized policies, procedures, and operations. With Mr. Erwin’s leadership and experience, Community Bankshares successfully resolved the asset quality issues which ultimately resulted in a sale of the bank in October 2008 at two times book value despite a depressed market. Erwin’s experience brings a unique perspective to the Board including, but not limited to, banking, regulatory, governmental, financial, and economic matters. Mr. Erwin is a graduate of Clemson University.

Michael D. Glenn
Age Director Since Term Expiring	70 1994 2012

Business Experience:    Mr. Glenn has been engaged in the practice of law since 1965. He has worked as an active trial attorney since 1978 with a concentration in complicated business and class action litigation. Mr. Glenn has been a partner with the law firm of Glenn, Haigler, McClain & Stathakis, LLP since 1993.

Other Public Company Directorships:    None

Additional Information:    During his career, Mr. Glenn served on numerous boards and commissions upon appointment by the South Carolina Supreme Court and the South Carolina Bar Association and has served on numerous private and public agency boards. In addition, he has served in three judgeships for ten years. Additionally, Mr. Glenn’s professional experience as a business owner provides the board with business insight and analytical skills that are necessary to manage the Company’s affairs in this difficult economic environment. Mr. Glenn is a graduate of Furman University and received his law degree from the University of South Carolina. Mr. Glenn’s law experience and education provides him with additional perspective on the legal, regulatory, and risk matters impacting the Company.

L. Leon Patterson
Age Director Since Term Expiring	70 1971 2012

Business Experience:    Mr. Patterson has served as Chairman of the Board of Directors of Palmetto Bancshares, Inc. since April 1990. Mr. Patterson served as Chief Executive Officer of Palmetto Bancshares, Inc. from April 1990 to December 31, 2009. From June 1982 to April 1994, he served also as President of Palmetto Bancshares, Inc.

Mr. Patterson has served as Chairman of the Board of The Palmetto Bank since July 2009. Prior to that, Mr. Patterson served as Chairman of the Board of The Palmetto Bank from January 1978 to January 2004. In addition, Mr. Patterson served as President of The Palmetto Bank from 1977 to February 1986 and as Chief Executive Officer of The Palmetto Bank from March 1986 to January 2004.

Mr. Patterson served as Senior Executive for Strategic Development of Palmetto Bancshares, Inc. during 2010.

Other Public Company Directorships:    None

Additional Information:    Mr. Patterson has been employed for over 43 years in the banking industry and the Company, in a variety of management and senior management positions, and he brings to the Board tremendous experience and knowledge regarding the financial services industry and the Company’s businesses, as well as an understanding of the Company’s vision and strategy. Mr. Patterson has extensive leadership experience. Mr. Patterson serves on various community organizations in our market area which are critical to developing beneficial relationships for us. Mr. Patterson is a graduate of Wofford College, Wharton Graduate School, American Banker’s Association Stonier Graduate School of Banking, and the American Banker’s Association Kellogg Chief Executive Officer Management Program.

Mr. Patterson holds several not-for-profit directorships.

L. Stewart Spinks
Age Director Since Term Expiring	64 2006 2012

Business Experience:    Mr. Spinks founded the Spinx Oil Company in 1972. He now serves as The Spinx Company, Inc.’s Chief Executive Officer. Spinx is the largest privately held gasoline convenience retailer in South Carolina. Mr. Spinks has served as President and Chief Executive Officer of Enigma, Inc., a real estate development company, since 1984. Mr. Spinks served as Chief Executive Officer of Spinx Foods from 1996 until its closing in 2007. Mr. Spinks has served as Treasurer of Spinks Investments since 1990, a real estate company that owns and leases properties to internal, as well as, external Spinx lessees. He has also served as Chief Executive Officer of Trans Equipment Services, Inc., a transportation leasing company, since 1985. Mr. Spinks founded Spinx Transportation, a fuel delivery company, in 1994, and has served as President and Chief Executive Officer since that time.

Other Public Company Directorships:    None

Additional Information:    As a result of his extensive business experience and ties to the community, Mr. Spinks brings leadership, business management, entrepreneurial, and sales and marketing experience to the Board. In addition, Mr. Spinks’ professional experience as a business owner provides the board with business insight and analytical skills that are necessary to manage the company’s affairs in this difficult economic environment. Mr. Spinks serves and has served on various not-for-profit and community organization boards in our market area, developing relationships beneficial to us. Additionally, Mr. Spinks serves on the Audit Committee to two such organizations. Mr. Spinks is a graduate of the University of Tennessee.

J. David Wasson, Jr.
Age Director Since Term Expiring	65 1979 2012

Business Experience:    Mr. Wasson has been President and Chief Executive Officer of Laurens Electric Cooperative, Inc., a member-owned rural electric cooperative in Upstate, South Carolina, since 1974.

Other Public Company Directorships:    None

Additional Information:    Through his service as Chief Executive Officer of Laurens Electric over the past 35 years, Mr. Wasson brings leadership and business management experience to the Board. Mr. Wasson possesses financial management expertise that he gained through his position and as a member of the audit committee of a nonpublic entity, as well as a current member of the Company’s Audit Committee. As a member of the Board since 1979, Mr. Wasson has extensive knowledge and experience regarding our business. In addition, Mr. Wasson provides unique insight into the Company’s Laurens County market. Mr. Wasson is a graduate of Clemson University and earned a graduate degree from the University of South Carolina.

Other than Messrs. Dixon and Erwin, whose information appears above in the list of directors, the following provides information regarding our other executive officer:

Roy D. Jones
Age	42

Business Experience:    Mr. Jones has served as Chief Accounting Officer of Palmetto Bancshares, Inc. and The Palmetto Bank since November 2010. In addition, Mr. Jones was appointed Chief Financial Officer of Palmetto Bancshares, Inc. and The Palmetto Bank in February 2011. Prior to being hired by the Company, Mr. Jones was employed by The South Financial Group most recently as Executive Vice President—Director of Finance and Investor Relations. While at The South Financial Group, Mr. Jones also served in the role of Senior Vice President—Director of Money Markets and Derivatives. Between 2001 and 2004, Mr. Jones served as Chief Financial Officer and Senior Vice President—Corporate Development for CNB Florida Bancshares, Inc. (acquired by The South Financial Group in 2004). Mr. Jones served in various capacities for Bank of America from 1997 until 2001. Prior to his service with Bank of America, he served in financial reporting roles for two companies. Mr. Jones began his career with Price Waterhouse LLP in 1990.

Additional Information:    Mr. Jones has extensive accounting and financial reporting expertise from his years of business experience and has worked with small community banks to some of the largest national banks. His background has provided him with substantial banking, regulatory, management and financial reporting, and risk management experience. Mr. Jones received a Bachelor of Business Administration with a major in accounting from the University of North Florida and a Master of Accounting degree from the University of Florida and is a Certified Public Accountant in both Florida and South Carolina.

Family Relationships

There are no family relationships among members of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and related regulations require our directors, executive officers, and anyone holding more than 10% of our common stock to report their initial ownership of our common stock and any changes in that ownership to the SEC. We are required to disclose in this proxy statement the failure to file these reports by any reporting person when due. Except as described in this paragraph, all reporting persons of the Company satisfied these filing requirements with regard to initial ownership and ownership change reporting relative to 2010. As a result of nontimely communication of the transaction, one Form 4 was not filed timely to report a sale by John D. Hopkins, Jr. As a result of an EDGAR OnlineForms Management error, required Form 4s were not filed timely to report one transaction ownership change for

Michael D. Glenn; John T. Gramling, II; L. Leon Patterson; L. Stewart Spinks; and J. David Wasson, Jr. and to report two transaction ownership changes for Lee S. Dixon and Samuel L. Erwin. In each case, the reports were subsequently filed immediately after becoming aware of the transactions or the submission errors.

Codes of Ethics

Each member of the Board is held to the standards outlined in the Code of Ethics for Executive Management and Senior Financial Officers, which states our policy and standards for ethical conduct and our expectation that all subjected parties will act in a manner that serves the best interests of the Company. We also expect all of our employees to adhere to the highest possible standards of ethics and business conduct with other employees, customers, shareholders, and the communities we serve and to comply with all applicable laws, rules, and regulations that govern our businesses. Accordingly, we have in effect a code of ethics for all employees.

Shareholders and other interested persons may view our codes of ethics on our website, www.palmettobank.com.

Audit Committee

The registrant has a separately designated Audit Committee established by the Board for the purpose of overseeing the accounting and financial reporting processes and the audits of the financial statements of the Company. Current members of this committee include L. Stewart Spinks, John P. Sullivan, and J. David Wasson.

Audit Committee Financial Expert

The Board has determined that John P. Sullivan, currently a member of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K under the Securities Exchange Act of 1934. Mr. Sullivan is “Independent” as defined in Item 407(a) of Regulation S-K. Mr. Sullivan was appointed to serve on the Audit Committee on October 12, 2010 and was determined by the Audit Committee to be a financial expert on December 10, 2010.

Prior to the determination that Mr. Sullivan was an “audit committee financial expert,” the Board of Directors determined that the Audit Committee did not have an Audit Committee financial expert nor did its membership include an independent individual who qualified as an Audit Committee financial expert. The Board did, however, believe that the members of the Audit Committee at that time were capable of satisfying their Audit Committee responsibilities based on their experience and background. Additionally, the Board believed that Lee S. Dixon is a financial expert, as that term is defined by applicable SEC rules, with such expertise being part of the rationale for appointing Mr. Dixon to the Board of Directors in 2009; however, as a member of management Mr. Dixon is not an independent director and therefore does not meet the requirements to be considered an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

As described in the Explanatory Note at the beginning of this Amendment, the following executive compensation information is provided to meet the technical requirements of Part III of Form 10-K. Additional compensation information will be included in our definitive proxy statement filed in relation to our annual meeting of shareholders, currently scheduled for May 19, 2011.

Executive Management Compensation

Summary Compensation Table

The table below summarizes the compensation and benefits paid to the Company’s named executive officers during 2010. The table is comprised of those who served as the Company’s principal executive officer during the year and the Company’s two most highly compensated executive officers at December 31, 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Nonequity Incentive Plan Compensation ($) (2)	Change in Pension Value ($) (3)	All Other Compensation ($) (4)	Total ($)
Lee S. Dixon*	2010	250,000	—	—	—	19,793	269,793
	2009	126,923	164,625	—	—	86,735	378,283

Samuel L. Erwin*	2010	275,000	—	—	—	25,904	300,904
	2009	190,835	219,500	—	—	85,198	495,533

L. Leon Patterson*	2010	250,000	—	—	243,652	51,381	545,033
	2009	414,423	—	—	165,711	80,548	660,682
	2008	387,500	—	38,750	—	74,857	501,107

*	See Item 10 above for discussion regarding the principal positions during 2010 of Mr. Dixon, Mr. Erwin, and Mr. Patterson.
1.	The 2009 stock awards included for each individual above consists of restricted stock awards granted under our 2008 Restricted Stock Plan. The value for each of these awards is its grant date fair value calculated by multiplying the number of shares subject to the award by the market price per share on the date such award was granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The following table summarizes the number of restricted stock awards granted, the grant date and the per share fair value used to calculate the total grant date fair value for the stock awards reported.

Name	# of Shares	Grant Date	Per Share fair Value ($)	Total Grant Date Fair Value ($)
Lee S. Dixon	7,500	10/20/2009	21.95	164,625
Samuel L. Erwin	10,000	10/20/2009	21.95	219,500

For more information about our restricted stock awards refer to our “Financial Statements and Supplementary Data” included under Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

2.	For purposes of the summary compensation table, all nonequity incentive compensation amounts included for a particular year were actually paid in the first quarter of the following year. In light of the negative financial results experienced since 2009, among other things, the Company eliminated the corporate component of the cash incentive compensation plan for all officers relative to 2009 and 2010. As a result, no incentive compensation was paid under this plan relative to 2009 and 2010.
3.	The following table summarizes the composition in the change in pension value during 2010.

Name	Change Due to Discount Rate ($)	Other Changes ($)	Total Change ($)
L. Leon Patterson	75,835	167,817	243,652

Other Changes in Mr. Patterson’s pension during 2010 was the result of the deferral of his benefit beyond normal retirement age.

4.	The following table summarizes the compensation components included within the All Other Compensation column of the Summary Compensation Table for 2010. Other compensation typically available to all of the Company’s employees is excluded from this table. Such exclusions from the following table include medical and dental benefits, life insurance, long-term disability coverage, paid time off, and other benefits that are offered to all employees.

Name	Club Memberships (1)	Personal Use of Company Automobiles (2)	Physical Examinations	401(k) Match	Amounts Grossed Up / Reimbursed for the Payment of Taxes	Insurance Premiums (3)	Total
Lee S. Dixon	—	4,578	—	8,515	—	6,700	19,793
Samuel L. Erwin	5,092	4,427	—	9,581	8	6,796	25,904
L. Leon Patterson	6,458	2,936	600	6,750	—	34,637	51,381

(1)	In addition to memberships to civic, professional, and industry organization dues for memberships directly related to their job responsibilities, certain senior executives are also provided with memberships to country clubs and social organizations to be used for both personal and business purposes as this provides the recipient with the ongoing opportunity to network with other community leaders, customers and shareholders. Because it is difficult to allocate such membership dues between personal and business purposes, included in the table above is 100% of memberships to country clubs and social organizations paid by the Company on the named executives officer’s behalf during 2010.
(2)	Historically, each member of the Company’s senior management was provided with the use of a Company-owned automobile. The intended use of the automobiles was primarily for business purposes. However, personal use of such automobiles was permitted and was considered a perquisite. In April 2010, the Company eliminated all Company provided automobiles by selling the remaining automobiles to the officers based on the fair values of the automobiles and selling any automobiles not purchased by the officers in the open market. The amount included in the Personal Use of Company Automobiles column in the above table represents the value of the personal use of the vehicle from January 1, 2010 until the time the car was purchased by the executive from the Company.

Since the Company no longer provides employer owned cars to employees, as part of the transition to eliminate employer-owned automobiles, employees with employer owned cars, at his or her option, were given the option to purchase the employer provided vehicle from the Company at the Kelly Blue Book Value minus a $2,500 discount. This discount was offered to the employees as an incentive to purchase the automobiles so that the Company did not have to incur the time and cost of taking possession of the cars and selling them. Each named executive officer purchased his employer-owned car from the Company during 2010.

(3)	The Company paid the following insurance premiums during 2010 with respect to life insurance and deferred compensation agreements for the benefit of named executive officers.

Name	Long-Term Care	Supplemental Life	Total Insurance Premiums
Lee S. Dixon	6,700	—	6,700
Samuel L. Erwin	6,796	—	6,796
L. Leon Patterson	14,337	20,300	34,637

Mr. Patterson retired from the Company effective December 31, 2010. As part of his retirement, the Company will pay his life insurance premium for 2011 which is currently estimated to be $6,950, after which the Company will cease paying this premium.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes unexercised options, stock that has not vested, and equity incentive compensation plan awards for each named executive officer outstanding as of December 31, 2010.

	OPTION AWARDS			STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units that have not Vested
Lee S. Dixon	—	—	—	6,000	15,600
Samuel L. Erwin	—	—	—	8,000	20,800
L. Leon Patterson	—	—	—	—	—

Messers Dixon’s and Erwin’s stock awards were granted on October 20, 2009 and vest in five equal annual installments the first of which was July 1, 2010. Market value of shares of common stock that have not vested as of December 31, 2010 was calculated based on the last five trades of the stock facilitated by the Company through the Private Trading System as of that date. For more information about the Private Trading System, refer to “Related Shareholder Matters and Issuer Purchases of Equity Securities” included under Part II, Item 5 of this Annual Report on Form 10-K.

Employment and Severance Agreements

Related to the implementation of the executive management transition plan during 2009, the Board of Directors approved and the Company entered into employment agreements with Mr. Erwin and Mr. Dixon on November 24, 2009. The Company entered into these agreements to retain these executives and to optimally align the interests of the shareholders and executives. The Company recognizes that the leadership and contribution to the well-being of the Company by Mr. Erwin and Mr. Dixon is substantial. Therefore, the Board desired to provide for their continued employment to reinforce and encourage their continued dedication to the Company.

Pursuant to the terms of the employment agreements, unless terminated earlier, each employment agreement provides for a three-year term of employment. Each agreement will automatically extend for an additional year beginning on the third anniversary of the agreement unless written notice is given by either the Company or the executive within six months prior to the termination date.

Each employment agreement may be terminated for death, disability, and with or without cause by the Company or the executive. If the Company terminates Mr. Erwin or Mr. Dixon without cause, the Company will pay severance compensation to the executive in an amount equal to 100% of his then current annual base salary. Provided the Company has not provided Mr. Erwin or Mr. Dixon with written notice of the termination of this provision, if required, upon the occurrence of a change in control, each executive is entitled to a lump sum cash payment in an amount equal to his then current annual base salary (as defined under Section 280G of the Internal Revenue Code (the “Code”)) multiplied by two plus any bonus earned or accrued through the date of change in control. In addition, any restrictions on any outstanding equity incentive awards granted to the executives will lapse and such incentive awards will immediately become 100% percent vested. If any severance payments are deemed to constitute “excess parachute payments” within the meaning of Section 280G of the Code, then such payments shall be reduced to an amount the value of which is $1.00 less than the maximum amount that could be paid to the Executive without the compensation being treated as “excess parachute payments” under Section 280G.

Each employment agreement also contains provisions relating to non-solicitation of customers and personnel and non-competition during the term of employment and 12 months thereafter, as well as provision relating to the protection of confidential information and trade secrets. These non-solicitation and non-compete provisions do not apply following a change of control.

Retirement Plans

The following discussion describes the terms of the Company’s material retirement plans. For additional discussion, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

Defined Benefit Pension Plan

Historically, the Company offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least twelve months of continuous service and having attained age 21. During the fourth quarter 2007 the Company froze the pension plan and therefore ceased accruing pension benefits for employees in the plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for services subsequent to 2007.

The Company’s defined benefit pension plan operates in the same manner for all participants. Under the Company’s defined benefit pension plan, a participant’s normal retirement benefit is calculated using 1.15% of the individual’s final averaged monthly compensation, multiplied by his or her years of credited service (not to exceed 35 years), plus 0.65% of his or her final average monthly compensation in excess of his or her current covered compensation, multiplied by his or her years of credited service (not to exceed 35 years). Covered compensation is computed based on the individual’s Form W-2 wages reduced by overtime and incentive compensation, if applicable.

For purposes of the above formula, final average monthly compensation refers to the participant’s monthly compensation averaged over his or her highest paid five consecutive calendar years of service. For funding purposes, a normal retirement benefit is treated as being payable in the form of a life annuity with 60 guaranteed monthly payments. A participant in the defined benefit pension plan may work past the age of 65. However, after this date and prior to the age of 70 1/2, the participant may not begin receiving monthly retirement benefits until employment is terminated. A participant may retire before reaching his or her normal retirement date if the participant is within 10 years of his or her normal retirement date and the individual has reached age 55 and has 15 years of service. An individual who qualifies for and elects early retirement, whose age and years of service with the Company total 90 years or greater will receive benefit payments based on his or her accrued benefit at the time early retirement is elected. An individual who qualifies for and elects early retirement, whose age and years of service with the Company do not total 90 years or greater, will receive benefit payments based on his or her accrued benefit at the time early retirement is elected reduced by 1/30th per year for each year between the year early retirement is elected and the year the individual will reach 65 years of age.

The defined benefit pension plan does not allow participants to obtain extra years of credited service except through actual years of service with the Company.

Defined Contribution 401(k) Plan

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

Director Compensation

The table below provides information on 2010 compensation for nonemployee directors. The Company offers reimbursement to directors for expenses incurred in their Board service, including the cost of attending Board and committee meetings. Effective January 1, 2010, no employee directors receive compensation for their Board service. In addition, Mr. Erwin and Mr. Dixon did not receive any director compensation for their service during 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
W. Fred Davis, Jr.	25,000	—	—	25,000
David P. George, Jr.	20,500	—	—	20,500
Michael D. Glenn	28,000	—	—	28,000
Robert B. Goldstein	4,500	2,600	—	7,100
John T. Gramling, II	25,000	—	—	25,000
John D. Hopkins, Jr.	28,000	—	—	28,000
James J. Lynch	4,500	2,600	—	7,100
Sam B. Phillips, Jr.	25,000	—	3,120	28,120
Albert V. Smith	20,500	—	—	20,500
Ann B. Smith	25,000	—	—	25,000
E. Keith Snead, III	25,000	—	—	25,000
Jane S. Sosebee	28,000	—	—	28,000
L. Stewart Spinks	28,000	—	—	28,000
John P. Sullivan	4,500	2,600	—	7,100
J. David Wasson, Jr.	28,000	5,200	—	33,200

In connection with our Private Placement, the Company was required to reduce the size of the Board from 15 members to 11 members upon consummation of the private placement. As part of this reduction, two of our directors whose terms expired at the 2010 Annual Meeting of Shareholders, David P. George, Jr. and Albert V. Smith, concluded not to stand for reelection. As a result, these two directors ceased to be directors after August 6, 2010. Further, on October 12, 2010, W. Fred Davis, Jr.; John T. Gramling, II; Sam B. Phillips, Jr.; Ann B. Smith; and Edward K. Snead, III notified the Company and the Bank of their decision to retire from the Boards effective October 12, 2010. Prior to the closing of the private placement, the Company agreed to appoint two designees of CapGen Financial Partners (“CapGen”) and one designee of Patriot Financial Partners, L.P. and Patriot Financial Partners, Parallel, L.P. (collectively, “Patriot”) to serve on the Boards of Directors of each of the Company and the Bank. As such, on October 12, 2010, CapGen designated John P. Sullivan and Robert B. Goldstein to serve on the Boards, and Patriot designated James J. Lynch to serve on the Boards. For additional discussion of our Private Placement, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

To assist in the determination of compensation to our directors, in 2010 the Company engaged a national benefits consulting firm to perform a review of the director compensation, including a peer comparison to other banks of similar asset size and business activities. The compensation paid to our directors in 2010 is consistent with the results of the review. However, effective January 1, 2011, the annual retainer of $10,000 paid to be our directors will be paid in common stock of the Company and Committee chairs and the Lead Director will be paid incremental annual retainers in cash for the additional time required to fulfill the duties and responsibilities of those roles.

Cash Compensation to Directors.

During 2010, members of the Board received monthly cash fees of $1,500. In addition, members as of January 1, 2010 received an annual cash retainer of $10,000 for services provided as directors including, but not limited to, committee membership and related responsibilities. Directors of the Company also serve on the Board of the Bank. Directors receive no additional compensation related to their service on the Bank’s Board.

Messers Goldstein and Sullivan retain 20% of the monthly director fees while CapGen retains 80%. Patriot retains 100% of the monthly director fees relative to Mr. Lynch’s service as a member of the Board.

Equity Compensation to Directors.

Directors are eligible to participate in the 2008 Restricted Stock Plan. When the Board and shareholders approved the Plan, the guidelines for restricted stock awards included the following related to directors:

Appointment of new directors to the Board	1,000 shares
Re-election of sitting directors to the Board	2,000 shares

These are general guidelines for restricted stock awards under the plan, actual grants must still be approved by the Compensation Committee.

The term and conditions of grants to directors under these plans are the same as for grants to employees. Shares of restricted stock granted under the 2008 Restricted Stock Plan are subject to restrictions requiring continuous service for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

All shares issued under the 2008 Restricted Stock Plan through December 31, 2010 have a five year vesting period and have the right to both vote and receive dividends. Awards under this plan are not transferrable except by will, by the laws of descent and distribution, and pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or in Title I of the Employee Retirement Income Security Act, or the rules of the plan. With regard to termination of service, grants under this equity incentive compensation plan contain the following provisions:

•	If the termination is voluntary, the participant will be entitled to retain all vested shares of restricted stock but will forfeit any unvested shares of restricted stock;

•

If termination is due to the participant’s disability, the participant will receive the vested shares of restricted stock and the unvested shares of restricted stock (the remaining shares will vest immediately upon the participant’s disability);

•	If termination is due to the participant’s death, the participant will receive only the vested shares of restricted stock and the unvested shares of restricted stock will be forfeited; and

•	In the event of a change in control (as defined by the plan), all unvested shares of restricted stock will fully vest immediately.

Messers Goldstein, Lynch, and Sullivan were each granted 1,000 restricted stock awards during 2010 as a result of their election to the Board. Mr. Wasson was granted 2,000 restricted stock awards during 2010 because of his re-election to the Board in 2009 at which time no restricted stock awards were granted.

For awards of stock, the aggregate grant date fair value is computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. All such awards were granted on November 22, 2010 at which time the fair value of the Company’s common stock was $2.60 per share based the last five trades of the stock facilitated by the Company through the Private Trading System.

All Other Compensation to Directors.

Sam B. Phillips, Jr. was re-elected to the Board by the shareholders in 2009 and therefore normally would have received a restricted stock award grant of 2,000 shares at that time. Subsequently, Mr. Phillips retired from the Board on October 12, 2010 at which time he would have been vested in 400 shares. Since he was no longer a director at the time the restricted stock grants were made by the Board on November 22, 2010, the amount included in the All Other Compensation column of the Director Compensation table above represents the economic value of the vested shares based on the stock price at the date of grant in May 2009 which was paid to Mr. Phillips in cash in December 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Management

The following table shows how many shares of common stock our current directors and nominees for director, our executive officers named in the Summary Compensation Table above (our named executive officers), and all directors and executive officers as a group owned on February 22, 2011 and the number of shares they had the right to acquire within 60 days of that date. This table also shows, as of February 22, 2011, the number of common stock units credited to the accounts of our nonemployee directors, named executive officers, and all directors and executive officers as a group under the terms of the applicable benefit available to them.

Name (1)	Amount and Nature of Ownership (1)
	(a)	(b)	(c)	(d)
	Common Stock Owned (2)	Common Stock Units (3)	Options Exercisable within 60 days of February 22, 2011	Total	Percent of Common Stock (4)
Nonemployee Directors and Director Nominees
Michael D. Glenn	30,191	—	—	30,191	(5)
Robert B. Goldstein (6)	22,879,382	800	—	22,880,182	45.3%
John D. Hopkins, Jr.	177,180	—	1,000	178,180	(5)
James J. Lynch (7)	9,678,475	800	—	9,679,275	19.2%
Jane S. Sosebee	11,605	—	5,000	16,605	(5)
L. Stewart Spinks	44,407	—	3,000	47,407	(5)
John P. Sullivan (6)	22,879,382	800	—	22,880,182	45.3%
J. David Wasson, Jr.	47,491	2,000	—	49,491	(5)

Named Executive Officers
Lee S. Dixon*	68,537	6,000	—	74,537	(5)
Samuel L. Erwin*	70,307	8,000	—	78,307	(5)
L. Leon Patterson*	577,726	—	—	577,726	(5)

Directors and Executive Officers as a Group (12 people)	33,589,347	21,900	9,000	33,620,247	66.6%

*	Also a director.
(1)	Unless otherwise stated in the footnotes below, each of the named individuals and each member of the group has sole voting and investment power for all shares of common stock shown in the table.
(2)	For the following directors, named executive officers, and for all directors and executive officers as a group, the share amounts shown in column (a) of the table include certain shares over which they may have shared voting and investment power:

•	The number of shares of common stock beneficially owned by Mr. Glenn includes 9,500 shares held in an IRA account.

•	The number of shares of common stock beneficially owned by Mr. Goldstein includes 22,878,412 shares issued to CapGen for which Mr. Goldstein is a Principal.

•

The number of shares of common stock beneficially owned by Mr. Hopkins includes 82,000 shares held in an IRA account, 4,000 shares owned by Mr. Hopkin’s wife, and 1,000 shares held as custodian for each of his son and daughter.

•	The number of shares of common stock beneficially owned by Mr. Lynch includes 9,674,429 shares issued to Patriot for which Mr. Lynch is a Partner.

•

The number of shares of common stock beneficially owned by Ms. Sosebee includes 2,775 held in her name as trustee for the benefit of herself and 4,500 shares held in her husband’s name as trustee for the benefit of her husband.

•	The number of shares of common stock beneficially owned by Mr. Sullivan includes 22,878,412 shares issued to CapGen for which Mr. Sullivan is Managing Director.

•	The number of shares of common stock beneficially owned by Mr. Wasson includes 2,400 shares owned with his wife and 28,845 shares held in an IRA account.

•	The number of shares of common stock beneficially owned by Mr. Dixon includes 57,692 shares held in an IRA account and 400 shares held as custodian for each of his two daughters.

•	The number of shares of common stock beneficially owned by Mr. Erwin includes 1,000 shares held as custodian for each of his two sons.

•

Of these shares of common stock beneficially owned, 31,490 shares are held in Mr. Patterson’s 401(k) account, Mr. Patterson’s wife owns 54,014 shares, and Mr. Patterson’s wife and her mother own 20,537 shares.

(3)	The amounts shown include unvested shares of common stock allocated to the account of each individual under the Company’s 2008 Restricted Stock Plan as of February 22, 2011. The following table summarizes the vesting of these shares of common stock:

Name	Vesting Terms
Robert B. Goldstein	1,000 granted November 22, 2010. 200 vested on November 22, 2010. 200 shares vest annually on November 22 through November 22, 2014

James J. Lynch	1,000 granted November 22, 2010. 200 vested on November 22, 2010. 200 shares vest annually on November 22 through November 22, 2014

John P. Sullivan	1,000 granted November 22, 2010. 200 vested on November 22, 2010. 200 shares vest annually on November 22 through November 22, 2014

J. David Wasson, Jr.	2,000 granted November 22, 2010. 400 vest annually on November 22 through November 22, 2013.

Lee S. Dixon	7,500 granted October 20, 2009. 1,500 shares vested July 1, 2010. 1,500 shares vest annually on July 1 through July 1, 2012.

Samuel L. Erwin	10,500 granted October 20, 2009. 2,000 shares vested July 1, 2010. 2,000 shares vest annually on July 1 through July 1, 2012.

(4)	The percentages of total beneficial ownership have been calculated based upon 50,513,722 shares (the shares of common stock outstanding as of February 22, 2011).
(5)	This director or named executive officer does not beneficially own more than 1% of our outstanding common stock.
(6)	Robert B. Goldstein and John P. Sullivan serve as Principal and Managing Director of CapGen, respectively. Accordingly, securities owned by CapGen are regarded as being beneficially owned by Robert B. Goldstein and John P. Sullivan. As such, 22,875,336 shares are included in both Mr. Goldstein’s and Mr. Sullivan’s beneficial holdings in the table above. Therefore, the total share amounts owned by the group of 11 directors and executive officers reflects a reduction of this duplicative amount.
(7)	Patriot Financial Partners, GP, L.P. is a general partner of each Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively, “Patriot”) and Patriot Financial Partners, GP, LLC is a general partner of Patriot Financial Partners, GP, L.P.. In addition, each of W. Kirk Wycoff, Ira M. Lubert and James J. Lynch are general partners of the Funds and Patriot Financial Partners, GP, L.P. and members of Patriot Financial Partners, GP, LLC. Accordingly, securities owned by Patriot may be regarded as being beneficially owned by Patriot GP, Patriot LLC and each of W. Kirk Wycoff, Ira M. Lubert and James J. Lynch..

Security Ownership of Certain Beneficial Owners

We inquire of directors regarding their knowledge of beneficial owners who may own more than five percent of our common stock. In addition, our Secretary reviews ownership records to determine any beneficial owners that may own greater than five percent of our common stock. The following table summarizes, as of February 22, 2011, persons or groups who beneficially owned more than five percent of the outstanding shares of our common stock.

	Common Stock Beneficially Owned
Name and Address of Benficial Owner	Shared Voting Power	Shared Investment Power	Percent of Common Stock*
CapGen Financial Partners	22,885,028	22,885,028	45.3%
280 Park Avenue
40th Floor West, Suite 401
New York, New York 10017

Patriot Financial Partners, L.P.	9,679,275	9,679,275	19.2%
Cira Centre
2929 Arch Street, 27th Floor
Philadelphia, Pennsylvania 19104

*	The percentages of total beneficial ownership have been calculated based upon 50,513,722 shares (the shares of common stock outstanding as of February 22, 2011).

Equity-Based Compensation Plan Information

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2010, see Part II, Item 5 “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Lending and Other Ordinary Course Bank Services Transactions.

During 2010, several of the individuals included within the Security Ownership of Management table above, which may include some of their respective immediate family members and / or affiliated entities, had loans, other extensions of credit and / or other banking or financial services transactions (such as deposit, trust, brokerage, custody, transfer agent, or similar services) in the ordinary course of business with our Bank subsidiary. All of these lending, banking, and financial services transactions were on substantially the same terms, including interest rates, collateral, and repayment, as those available at the time for comparable transactions with persons not related to the Company, and did not involve more than the normal risk of collectability or present other unfavorable features with the exception of the following:

John T. Gramling, II was a Director with the Company until his retirement in October 2010. Mr. Gramling is an Owner of River Falls Plantation to which the Bank had outstanding loans during 2010 through three loans, all of which were considered potential problem loans at the time of his retirement. Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment. Mr. Gramling was a legal Guarantor on each of these loans. The largest aggregate amount of the loans outstanding during 2010 was $4.7 million. At the time of Mr. Gramling’s retirement from the board, total loans outstanding were $4.2 million. The amount of principal and interest paid on all three loans from January 1 through the date of his retirement from the Board was $559 thousand and $222 thousand, respectively. The interest rate on the loans ranged from 5.25% to 6.50%.

Top-Tier Bank Holding Company Ownership

As of February 22, 2011, CapGen owns 45.3% of the Company’s outstanding common stock and is considered a top-tier bank holding company for Federal Reserve reporting purposes. As such, CapGen files certain reports with the Federal Reserve reflecting its investment in the Company.

Director Independence

Annually the Board affirmatively determines the independence of each director and each nominee for election as a director. Under New York Stock Exchange rules, in order for a director to be considered independent, the Board must determine that the director has no direct or indirect material relationship with the Company (directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In making its independence determinations, the Board considers the NYSE’s “bright line” standards of independence1.

The Board considered information in 2010 regarding banking and financial services, commercial, charitable, familial, and other ordinary course, nonpreferential relationships between each director, his or her respective immediate family members, and / or certain entities affiliated with such directors and immediate family members, on the one hand, and the Company, on the other, to determine the director’s independence from management of the Company. After reviewing the information presented to it and considering the recommendation of the Corporate Governance and Nominating Committee, the Board determined that during 2010, except for Mr. Dixon, Mr. Erwin, and Mr. Patterson, who were employees of the Company, all current directors and director nominees were independent under the NYSE rules. Mr. Patterson retired from his position with the Company on December 31, 2010, however under NYSE rules, Mr. Patterson will not be considered independent for a period of 3 years following his retirement. Currently, nine of the Board’s eleven directors are non-management directors of which eight are independent under the NYSE rules.

The Board has considered and determined that the following types of relationships between a director, his or her immediate family members and / or certain entities affiliated with a director and his or her immediate family members, on the one hand, and the Company, on the other, are not material relationships for purposes of determining whether a director is independent:

•

A relationship, transaction, or arrangement involving any banking or financial services the Company offers to its customers, if such relationship, transaction, or arrangement is in the ordinary course of business, is on substantially the same terms as those prevailing for comparable transactions with persons not affiliated with the Company, complies with applicable banking laws, and, to the extent applicable, if such relationship, transaction or arrangement is with an entity where the director is an employee or an immediate family member is an executive officer, the payments to, or payments received from, the Company for such banking or financial services are, in any fiscal year, less than the greater of $1 million or 2% of such other entity’s consolidated gross revenues;

•

A business relationship, transaction, or arrangement involving property or nonfinancial services, or other standard contractual arrangements (including standard lease agreements for the Company’s branch offices or other premises), if such relationship, transaction, or arrangement is in the ordinary course of business, is on substantially the same terms as those prevailing for comparable transactions with persons not affiliated with the Company, and the payments to, or payments received from, the Company for such property or non-financial services, or under such contractual arrangement, are, in any fiscal year, less than the greater of $1 million or 2% of such other entity’s consolidated gross revenues;

•

A relationship, transaction or arrangement with an entity that is providing legal services to the Company, if neither the director nor the immediate family member performs the services to the Company, and such relationship, transaction or arrangement is otherwise immaterial under the Board’s categorical standards;

[1]	Since our common stock is not currently traded on any exchange, we elect to comply with the New York Stock Exchange’s definition of independence.

•

Contributions made by the Company or a Company-sponsored charitable foundation to a tax-exempt organization where a director or an immediate family member of the director serves or is employed as an executive officer, or where a director serves as chairman of the board, if the contributions in any fiscal year, excluding the Company’s matching funds, are less than the greater of $1 million or 2% of the tax-exempt organization’s consolidated gross revenues;

•

Employment by the Company of an immediate family member if the family member was not or is not one of our executive officers, does not reside in the same home as the director, and we provide compensation and benefits to the person in accordance with our employment and compensation practices applicable to employees holding comparable positions; and

•

Any other relationship, transaction, or arrangement between the Company and an entity where a director or an immediate family member serves solely as a non-management board member, a member of a trade or other similar association, an advisor or a member of an advisory board, a trustee, a limited partner, an honorary board member or trustee, or in any other similar capacity with such entity, or where an immediate family member is employed by such entity in a non-executive officer position.

In connection with making its independence determinations, the Board specifically considered the following relationships and transactions for which it was determined that neither the director nor, to the extent applicable, his or her immediate family member had a direct or indirect material interest:

•

The Company’s banking subsidiary had ordinary course banking and financial services relationships in 2010 with many of our directors, as well as some of their respective immediate family members and/or certain entities affiliated with such directors and their immediate family members, all of which were on substantially the same terms, including interest rates, collateral, and repayment, as those available at the time for comparable transactions with persons not related to the Company, and none of which involved more than the normal risk of collectability or presented other unfavorable features, except as noted below:

John T. Gramling, II was a Director with the Company until his retirement in October 2010. Mr. Gramling is an Owner of River Falls Plantation to which the Bank had outstanding loans during 2010 through three loans, all of which were considered potential problem loans at the time of his retirement. Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment. Mr. Gramling was a legal Guarantor on each of these loans. The largest aggregate amount of the loans outstanding during 2010 was $4.7 million. At the time of Mr. Gramling’s retirement from the board, total loans outstanding were $4.2 million. The amount of principal and interest paid on all three loans from January 1 through the date of his retirement from the Board was $559 thousand and $222 thousand, respectively. The interest rate on the loans ranged from 5.25% to 6.50%.

The Board determined that each of the foregoing relationships satisfied the NYSE “bright line” independence standards and was immaterial in the determination of Board independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditing and Related Fees

The following table summarizes fees paid to Elliott Davis, LLC or to be paid to Elliott Davis, LLC for professional audit services associated with the audit of our financial statements for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees (1)	$221,500	$246,895
Audit-Related Fees (2)	27,720	26,400

Audit Fees and Audit Related Fees	249,220	273,295
Tax Fees (3)	52,575	29,138
All Other Fees (4)	32,101	—

Total Fees	$333,896	$302,433

(1)	Audit fees include fees for the audit of annual financial statements, the review of quarterly financial statements, and required procedures performed with regard to our internal controls over financial reporting relative to the applicable year but which may have been paid in the subsequent year.
(2)	Audit-related fees consisted of fees for audits of our employee benefit plans relative to the applicable year but which may have been paid in the subsequent year.
(3)	During 2010, tax fees consisted of fees for tax consultation, planning, and compliance services provided in conjunction with the preparation of our tax returns as well as fees paid in conjunction with tax matters related to the private placement. During 2009, tax fees consisted of fees for tax consultation, planning, and compliance services provided in conjunction with the preparation of our tax returns.
(4)	During 2010, all other fees consisted of audit and tax fees paid relative to the private placement transaction as well as the associated regulatory filings.

Audit Committee Preapproval Policy

The Audit Committee has in place a Preapproval of Independent Registered Public Accounting Firm Services Policy. The policy addresses the protocol for preapproval of both audit and nonaudit services provided by its independent registered public accounting firm. Generally, the policy requires that all auditing services and nonaudit services, including nonprohibited tax services provided by its independent registered public accounting firm, be preapproved by the Audit Committee in accordance with the following guidelines:

•	Preapproval by the Audit Committee must be in advance of the work to be completed;

•	The Audit Committee or designated Audit Committee member must perform preapproval, and it cannot delegate the preapproval responsibility to a member of management;

•

The Audit Committee cannot preapprove services based upon broad, nondetailed descriptions (e.g., tax compliance services), and preapproval requests must be accompanied by a detailed explanation of each particular service to be provided, so the Audit Committee knows precisely what services it is being asked to preapprove and can make a well reasoned assessment of the impact of the service on the independent registered public accounting firm’s independence; and

•

Monetary limits alone may not be established as the only basis for the preapproval of deminimus amounts. There has to be a clear, specific explanation provided as to what the particular services are to be provided, subject to the monetary limit, to ensure that the Audit Committee is fully informed about each service.

The policy provides that the Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant required preapprovals. The decision of any member to whom authority is delegated to preapprove an activity shall be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee appoints a member annually to have the authority to grant required preapprovals. The policy also provides for deminimus exceptions to the preapproval requirements. With regard to the approval of nonauditing services, the Audit Committee considers, when applicable, various factors including, but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm. The Audit Committee, either in its entirety or through its designee, preapproved all of the engagements for the audit, audit-related engagements, and tax engagements of Elliott Davis, LLC related to the years ended December 31, 2010 and December 31, 2009. Additionally, during these years, there were no fees billed for professional services described in Paragraph (c)(4) of Rule 2-01 of Regulation S-X rendered by Elliott Davis, LLC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit No.	Description
31.1^	Certification of Samuel L. Erwin pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2^	Certification of Roy D. Jones pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

*	Management contract or compensatory plan or arrangement
^	Filed with this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, SC 20601.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ SAMUEL L. ERWIN
Samuel L. Erwin Chief Executive Officer Palmetto Bancshares, Inc.

/s/ ROY D. JONES
Roy D. Jones Chief Financial Officer Palmetto Bancshares, Inc.

Date: March 9, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Samuel L. Erwin pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Roy D. Jones pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.