Form 10-Q
period 2011-03-31
PALMETTO BANCSHARES INC
filed 2011-05-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2011
Common stock, $0.01 par value	50,513,722

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$188,545	$223,017

Total cash and cash equivalents	188,545	223,017

Federal Home Loan Bank (“FHLB”) stock, at cost	6,785	6,785
Investment securities available for sale, at fair value	274,103	218,775
Mortgage loans held for sale	279	4,793
Commercial loans held for sale	60,346	66,157

Loans, gross	764,227	793,426
Less: allowance for loan losses	(26,954)	(26,934)

Loans, net	737,273	766,492

Premises and equipment, net	28,072	28,109
Accrued interest receivable	5,017	4,702
Foreclosed real estate	16,244	19,983
Income tax refund receivable	7,436	7,436
Other	9,111	8,998

Total assets	$1,333,211	$1,355,247

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$156,323	$141,281
Interest-bearing	1,021,367	1,032,081

Total deposits	1,177,690	1,173,362

Retail repurchase agreements	23,641	20,720
FHLB borrowings	5,000	35,000
Accrued interest payable	955	1,187
Other	10,080	11,079

Total liabilities	1,217,366	1,241,348

Shareholders’ equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	—	—
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 50,513,722 and 47,409,078 issued and outstanding at March 31, 2011 and December 31, 2010	505	474
Capital surplus	141,194	133,112
Retained earnings (deficit)	(19,188)	(13,108)
Accumulated other comprehensive loss, net of tax	(6,666)	(6,579)

Total shareholders’ equity	115,845	113,899

Total liabilities and shareholders’ equity	$1,333,211	$1,355,247

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share date) (unaudited)

	For the three months ended March 31,
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$105	$67
Dividends received on FHLB stock	14	4
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	6	7
State and municipal (nontaxable)	545	385
Collateralized mortgage obligations (taxable)	555	613
Other mortgage-backed (taxable)	200	198
Interest and fees earned on loans	11,569	13,605

Total interest income	12,994	14,879

Interest expense
Interest paid on deposits	2,676	3,563
Interest paid on retail repurchase agreements	11	14
Interest paid on commercial paper	—	10
Interest paid on FHLB borrowings	49	493

Total interest expense	2,736	4,080

Net interest income	10,258	10,799

Provision for loan losses	5,500	10,750

Net interest income after provision for loan losses	4,758	49

Noninterest income
Service charges on deposit accounts, net	1,762	1,950
Fees for trust and investment management and brokerage services	691	651
Mortgage-banking	376	429
Automatic teller machine	232	231
Merchant services	10	794
Bankcard services	76	156
Investment securities gains, net	—	8
Other	425	278

Total noninterest income	3,572	4,497

Noninterest expense
Salaries and other personnel	6,551	6,137
Occupancy	1,183	1,171
Furniture and equipment	985	967
Professional services	510	547
FDIC deposit insurance assessment	958	715
Marketing	414	295
Foreclosed real estate writedowns and expenses	833	1,012
Loss on commercial loans held for sale	1,151	—
Other	1,773	2,036

Total noninterest expense	14,358	12,880

Net loss before provision (benefit) for income taxes	(6,028)	(8,334)

Provision (benefit) for income taxes	52	(3,042)

Net loss	$(6,080)	$(5,292)

Common and per share data
Net loss - basic	$(0.12)	$(0.82)
Net loss - diluted	(0.12)	(0.82)
Cash dividends	—	—
Book value	2.29	10.93

Weighted average common shares outstanding - basic	49,453,501	6,455,598
Weighted average common shares outstanding - diluted	49,453,501	6,455,598

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (deficit)	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015

Net loss				(5,292)		(5,292)

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $715					1,169
Reclassification adjustment included in net income, net of tax impact of $3					(5)

Net unrealized gain on investment securities available for sale						1,164

Comprehensive loss						(4,128)

Compensation expense related to stock option plan			7			7
Common stock issued pursuant to restricted stock plan	—	13	71			84

Balance at March 31, 2010	6,495,130	$32,295	$2,677	$41,802	$(5,796)	$70,978

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

Net loss				(6,080)		(6,080)

Other comprehensive income (loss), net of tax

Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $53					(87)
Reclassification adjustment included in net income, net of tax impact of $0					—

Net unrealized loss on investment securities available for sale						(87)

Comprehensive loss						(6,167)

Common stock issued pursuant to restricted stock plan	34,614	—	162			162
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951

Balance at March 31, 2011	50,513,722	$505	$141,194	$(19,188)	$(6,666)	$115,845

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the three months ended March 31,
Operating Activities	2011	2010
Net loss	$(6,080)	$(5,292)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	598	625
Amortization of unearned discounts / premiums on investment securities available for sale, net	1,327	31
Decrease in income tax refunds receivable	—	20,131
Provision for loan losses	5,500	10,750
Gain on sales of mortgage loans held for sale, net	(300)	(343)
Loss on commercial loans held for sale	1,151	—
Writedowns, gains and losses of sales of foreclosed real estate	515	799
Loss on prepayment of FHLB advances	136	—
Investment securities gains	—	(8)
Originations of mortgage loans held for sale	(11,410)	(15,008)
Proceeds from sale of mortgage loans held for sale	16,224	18,114
Compensation expense related to stock options granted	—	7
Restricted stock compensation expense	162	84
Increase in interest receivable and other assets, net	(374)	(3,364)
Increase (decrease) in interest payable and other liabilities, net	(1,231)	1,000

Net cash provided by operating activities	6,218	27,526

Investing Activities
Proceeds from sales of investment securities available for sale	—	40,191
Proceeds from maturities of investment securities available for sale	38,870	13,245
Purchases of investment securities available for sale	(107,031)	(51,233)
Repayments on mortgage-backed investment securities available for sale	11,365	3,743
Proceeds from sale of commercial loans held for sale	2,132	—
Repayments on commercial loans held for sale	596	—
Decreases in loans, net	21,887	19,769
Proceeds on sale of foreclosed real estate	6,988	2,053
Purchases of premises and equipment, net	(561)	(1,245)

Net cash (used for) provided by investing activities	(25,754)	26,523

Financing Activities
Increase (decrease) in transaction, money market, and savings deposit accounts, net	31,418	(584)
Decrease in time deposit accounts, net	(27,090)	(85,717)
Increase in retail repurchase agreements, net	2,921	5,872
Decrease in commercial paper, net	—	(113)
Repayment of FHLB borrowings	(30,136)	(5,000)
Proceeds from issuance of common stock, net	7,951	—
Proceeds from issuance of convertible debt	—	380

Net cash used for financing activities	(14,936)	(85,162)

Net change in cash and due from banks	(34,472)	(31,113)
Cash and due from banks at beginning of period	223,017	188,073

Cash and due from banks at end of period	$188,545	$156,960

Supplemental cash flow disclosures
Cash paid (received) during the period for:
Interest expense	$2,968	$4,572
Income tax refunds received, net	—	20,933
Significant noncash activities
Change in net unrealized gain (loss) on investment securities available for sale, net of tax	(87)	1,164
Loans transferred from gross loans to commercial loans held for sale	1,224	—
Commercial loans held for sale transferred to foreclosed real estate	3,156	—
Gross loans transferred to foreclosed real estate, at fair value	608	3,893

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company,” which may be referred to in this Quarterly Report on Form 10-Q as “we,” “us,” or “our”) is a regional bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1904, and the Bank’s wholly-owned subsidiary, Palmetto Capital, we provide a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our primary market area of northwest South Carolina.

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

The Consolidated Financial Statements as of and for the three months ended March 31, 2011 and 2010 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the date of this filing and no subsequent events have occurred requiring accrual or disclosure in these financial statements in addition to any included herein.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public enterprises are required to report a measure of segment profit or loss, certain specific revenue and expense items for each segment, segment assets, and information about the way that the operating segments were determined, among other items.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

During 2009 and 2010, the Company realigned its organizational structure and began the process of more specifically delineating its businesses. However, at this time the Company does not yet have in place a reporting structure to separately report and evaluate various lines of businesses. Accordingly, at March 31, 2011 the Company had one reportable operating segment.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected in future periods or for the year ended December 31, 2011.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss or shareholders’ equity as previously reported.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk, and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio resulting from borrowers’ inability or unwillingness to make contractually required payments, or default on repayment of investment securities. Market risk primarily includes interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of loans held for sale, the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of such type of collateral, is adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Company and the Bank are subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company and the Bank also undergo periodic examinations by regulatory agencies, which may subject them to changes with respect to asset valuations, amount of required allowance for loan loss, capital levels or operating restrictions.

Recently Adopted / Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 amends Topic 310 of the FASB Accounting Standards Codification to clarify when creditors should classify loan modifications as troubled debt restructurings. As amended, Topic 310 states that a troubled debt restructuring occurs when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it wouldn’t otherwise consider. For public entities, the amendments promulgated by ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The provisions of ASU 2011-02 could result in more loan modifications being classified as troubled debt restructurings, which could affect the aggregate amount of the Company’s TDRs and therefore the calculation of the allowance for loan losses, and increase disclosures. The Company is in the process of evaluating the impact of ASU 2011-02 on its financial position, results of operations and cash flows.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 expanded disclosures related to allowance for credit losses and the credit quality of financing receivables. The update requires the allowance and other credit quality disclosures to be provided on a disaggregated basis. The Company adopted the period-end disclosure provisions of this update as of December 31, 2010. Accordingly, the Company adopted the activity-based disclosure provisions of this amendment during the first quarter 2011.

Other accounting standards that have been recently issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

	For the three months ended March 31,
	2011	2010
Net unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(140)	1,884
Income tax (expense) benefit	53	(715)
Less: Reclassification adjustment for gains included in net loss	—	(8)
Income tax expense (benefit)	—	3

	(87)	1,164

Balance, end of period	1,177	1,470

Net unrealized Losses on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)
Other comprehensive loss:
Impact of FASB ASC 715	—	—
Income tax benefit	—	—

	—	—

Balance, end of period	(7,843)	(7,266)

	$(6,666)	$(5,796)

Total other comprehensive income (loss), end of period	$(87)	$1,164
Net loss	(6,080)	(5,292)

Comprehensive loss	$(6,167)	$(4,128)

The Company made a $1.3 million contribution to the pension plan during March 2011; however, the market value of pension plan assets is only assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

2.	Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

There were no noninterest-earning deposits with financial institutions included in the Cash and due from banks line item in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on April 20, 2011, based on reported liabilities from March 8, 2011 through March 21, 2011, the Federal Reserve required the Bank to maintain reserves of $12.3 million. After taking into consideration the Company’s levels of vault cash, reserves of $2.5 million were required to be maintained with the Federal Reserve.

Concentrations and Restrictions

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In an effort to manage counterparty risk, the Company generally does not sell federal funds to other financial institutions. Federal funds are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the counterparties to these potential transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances.

Cash and cash equivalents pledged as collateral and therefore restricted at the dates indicated are as follows (in thousands).

	March 31, 2011	December 31, 2010
Merchant credit card agreements	$452	$451
Contractually restricted balances for check clearing	1,929	1,929

Total	$2,381	$2,380

In April 2011, $1.0 million of the contractually restricted balances for check clearing were freed of restriction and returned to the Company.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At March 31, 2011 and December 31, 2010 the Company did not have any investment securities classified as held to maturity.

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$104,288	$1,695	$(324)	$105,659
Collateralized mortgage obligations	148,480	973	(918)	148,535
Other mortgage-backed (federal agencies)	19,439	596	(126)	19,909

Total investment securities available for sale	$272,207	$3,264	$(1,368)	$274,103

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$37,430	$2	$(6)	$37,426
State and municipal	51,243	1,687	(468)	52,462
Collateralized mortgage obligations	107,876	671	(376)	108,171
Other mortgage-backed (federal agencies)	20,189	647	(120)	20,716

Total investment securities available for sale	$216,738	$3,007	$(970)	$218,775

In April 2011, the Company purchased additional mortgage-backed and state and municipal investment securities aggregating approximately $12.4 million and sold its remaining private-table CMO for $2.3 million, recognizing a $56 thousand gain.

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	March 31, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	—	$—	$—	—	$—	$—	—	$—	$—
State and municipal	24	16,021	324	—	—	—	24	16,021	324
Collateralized mortgage obligations	20	72,738	842	3	7,261	76	23	79,999	918
Other mortgage-backed (federal agencies)	3	6,600	126	—	—	—	3	6,600	126

Total investment securities available for sale	47	$95,359	$1,292	3	$7,261	$76	50	$102,620	$1,368

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at March 31, 2011, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at March 31, 2011. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	14%	100%	100%
Aa1-A3	56	—	—
Baa1	5	—	—
Not rated or withdrawn rating	25	—	—

Total	100%	100%	100%

The following table summarizes by Standard and Poor’s ratings, by segment, of the investment securities available for sale based on fair value, at March 31, 2011.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	18%	100%	100%
Aa+-A	53	—	—
Not rated or withdrawn rating	29	—	—

Total	100%	100%	100%

One state and municipal security totaling $203 thousand was not rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at March 31, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Amortized cost	Fair value
Due in one year or less	$3,500	$3,549
Due after one year through five years	23,538	24,634
Due after five year through ten years	38,227	38,693
Due after ten years	39,023	38,783
Collateralized mortgage obligations	148,480	148,535
Other mortgage-backed securities (federal agencies)	19,439	19,909

Total investment securities available for sale	$272,207	$274,103

The weighted average life of investment securities available for sale was 4.5 years, based on expected prepayment activity, at March 31, 2011. Since 62% of the portfolio, based on amortized cost, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

Investment securities were pledged as collateral for the following at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Public funds deposits	$97,531	$67,260
FHLB advances and line of credit	24,654	48,344

Total	$122,185	$115,604

Concentrations

The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate book values exceed 10% of shareholders’ equity at March 31, 2011 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Freddie Mac	$48,389	$48,357	41.7%
Fannie Mae	39,506	39,381	34.0%
Ginnie Mae	55,769	56,038	48.4%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose book values exceed 10% of shareholders’ equity at March 31, 2011 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Fannie Mae	$14,772	$14,300	12.3%

Although there are no state and municipal investment securities with state issuer concentrations whose aggregate book values exceed 10% of shareholders’ equity at March 31, 2011, three state issuers, Michigan, Texas, and South Carolina, exceeded 9% of shareholders’ equity at March 31, 2011. These securities represented 31.6% of the total state and municipal portfolio and 12.2% of the total investment securities portfolio at March 31, 2011.

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Realized gains	$—	$1,147
Realized losses	—	(1,139)

Net realized gains	$—	$8

4.	Loans

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The tabular disclosures in this Note include amounts related to commercial loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of commercial loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures based on the characteristics of commercial loans held for sale.

Composition

The following table summarizes gross loans and commercial loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Total	% of total	Total	% of total
Commercial real estate	$543,683	65.9%	$573,822	66.8%
Single-family residential	175,332	21.3	178,980	20.8
Commercial and industrial	48,624	5.9	47,812	5.6
Consumer	50,884	6.2	52,652	6.1
Other	6,050	0.7	6,317	0.7

Total loans	$824,573	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(60,346)		(66,157)

Loans, gross	$764,227		$793,426

Loans included in the preceding table are net of participations sold, unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Participations sold totaled $12.3 million and $12.5 million at March 31, 2011 and December 31, 2010, respectively. Unearned income, deferred fees and costs, and discounts and premiums totaled $279 thousand and $299 thousand at March 31, 2011 and December 31, 2010, respectively.

Pledged

To borrow from the Federal Home Loan Bank (the “FHLB”), members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and qualifying commercial loans. At March 31, 2011 and December 31, 2010, $362.9 million and $393.7 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit of which $87.0 million and $92.5 million, respectively, was available as lendable collateral.

At March 31, 2011 and December 31, 2010, $10.8 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Effective March 11, 2011, the Company may borrow from the FHLB for terms up to 3 years, subject to availability of collateral. Previously from January 2010 to March 2011, the maximum maturity for potential borrowings was overnight. Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues. The Federal Reserve has the discretion to deny approval of borrowing requests.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2011 (dollars in thousands). Of the aggregate balance of commercial loans held for sale, 99.4% are commercial real estate loans based on FDIC code.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$112,579	$8,884	$121,463	14.7%	91.8%
Multifamily residential	18,143	7,475	25,618	3.1	19.4
Nonfarm nonresidential	352,977	43,625	396,602	48.1	299.8

Total loans secured by commercial real estate	$483,699	$59,984	$543,683	65.9%	411.0%

The following table further categorizes loans secured by commercial real estate at March 31, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$43,714	$1,161	$44,875	5.4%	33.9%
Land development - commercial	12,515	463	12,978	1.6	9.8
Land development - residential	41,541	7,260	48,801	5.9	36.9
Commercial construction:
Retail	4,420	—	4,420	0.5	3.3
Office	239	—	239	0.0	0.2
Multifamily	1,250	—	1,250	0.2	1.0
Industrial and warehouse	930	—	930	0.1	0.7
Miscellaneous commercial	3,312	—	3,312	0.4	2.5

Total development commercial real estate loans	107,921	8,884	116,805	14.1	88.3

Existing and other commercial real estate loans
Secured by:
Hotel / motel	18,143	7,475	25,618	3.1	19.4
Retail	55,764	33,378	89,142	10.8	67.4
Office	15,735	4,313	20,048	2.4	15.2
Multifamily	23,270	1,409	24,679	3.0	18.7
Industrial and warehouse	11,945	1,489	13,434	1.6	10.2
Healthcare	12,891	—	12,891	1.6	9.7
Miscellaneous commercial	115,207	2,570	117,777	14.3	89.0
Residential construction - speculative	863	—	863	0.1	0.6

Total existing and other commercial real estate loans	253,818	50,634	304,452	36.9	230.2

Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	118,165	466	118,631	14.4	89.7
Commercial construction - owner occupied	1,711	—	1,711	0.2	1.3
Residential construction - contract	2,084	—	2,084	0.3	1.5

Total commercial real estate owner occupied and residential loans	121,960	466	122,426	14.9	92.5

Total loans secured by commercial real estate	$483,699	$59,984	$543,683	65.9%	411.0%

Asset Quality

Credit Quality Indicators. The Company regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of borrowers to repay their obligations according to the contractual terms of such loans. Credit quality is evaluated through assignment of individual loan grades, as well as past-due and performing status analysis. Credit quality indicators allow the Company to assess the inherent loss on certain individual and pools of loans. See Note 4 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, for a more detailed discussion of loan grading criteria and other credit quality indicators.

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at March 31, 2011 (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	813	—	813
Grade 3	9,748	3,685	124,399	—	137,832
Grade 4	10,075	543	101,119	—	111,737
Grade W	7,482	1,069	21,854	—	30,405
Grade 5	7,232	11,068	41,341	4,060	63,701
Grade 6	35,894	1,754	59,655	38,314	135,617
Grade 7	17,837	—	3,252	17,610	38,699
Not risk rated*	24,312	24	543	—	24,879

	$112,580	$18,143	$352,976	$59,984	$543,683

Less: Commercial real estate included in commercial loans held for sale					(59,984)

Total					$483,699

* -Consumer real estate loans of $24.3 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$1,916
Grade 2	433
Grade 3	16,659
Grade 4	16,837
Grade W	4,123
Grade 5	1,212
Grade 6	5,251
Grade 7	1,242
Not graded **	951

Total	$48,624

** - Primarily represents indirect auto loans underwritten as consumer loans but classified as commercial and industrial since loans were made to the customer’s business. These loans were subsequently rated as Grade 3 credits in April 2011.

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Single-family residential loans in commercial loans held for sale	Total single-family residential loans
Performing	$57,433	$100,620	$8,041	$—	$166,094
Nonperforming	875	7,395	606	362	9,238

Total	$58,308	$108,015	$8,647	$362	$175,332

Less: Single-family residential loans included in commercial loans held for sale					(362)

Total					$174,970

	Credit cards	Consumer-other	Total Consumer
Performing	$—	$50,380	$50,380
Nonperforming	26	478	504

Total	$26	$50,858	$50,884

Other
Performing	$6,050
Nonperforming	—

Total	$6,050

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at December 31, 2010 (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

* -Consumer real estate loans of $29.5 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$1,932
Grade 2	487
Grade 3	22,027
Grade 4	10,534
Grade W	3,778
Grade 5	1,171
Grade 6	5,779
Grade 7	1,736
Not graded	368

Total	$47,812

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Single-family residential loans in commercial loans held for sale	Total single-family residential loans
Performing	$58,874	$101,414	$8,289	$—	$168,577
Nonperforming	998	7,607	866	932	10,403

Total	$59,872	$109,021	$9,155	$932	$178,980

Less: Single-family residential loans included in commercial loans held for sale					(932)

Total					$178,048

	Credit cards	Consumer-other	Total Consumer
Performing	$126	$52,041	$52,167
Nonperforming	26	459	485

Total	$152	$52,500	$52,652

Other
Performing	$6,317
Nonperforming	—

Total	$6,317

The following table summarizes delinquencies, by class, at March 31, 2011 (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total loans
Construction, land development and other land loans	$2,415	$52,386	$—	$54,801	$66,662	$121,463
Multifamily residential	—	7,475	—	7,475	18,143	25,618
Nonfarm nonresidential	1,271	14,063	—	15,334	381,268	396,602

Total commercial real estate	3,686	73,924	—	77,610	466,073	543,683

Single-family real estate, revolving, open end loans	559	875	10	1,444	56,864	58,308
Single-family real estate, closed end, first lien	2,634	7,395	187	10,216	98,161	108,377
Single-family real estate, closed end, junior lien	159	606	—	765	7,882	8,647

Total single-family residential	3,352	8,876	197	12,425	162,907	175,332

Commercial and industrial	416	1,795	—	2,211	46,413	48,624

Credit cards	—	26	—	26	—	26
All other consumer	512	478	—	990	49,868	50,858

Total consumer	512	504	—	1,016	49,868	50,884

Farmland	521	—	—	521	3,036	3,557
Obligations of states and political subdivisions of the U.S.	—	—	—	—	961	961
Other	—	—	—	—	1,532	1,532

Total	8,487	85,099	197	93,783	730,790	824,573
Less: Commercial loans held for sale	—	(22,662)	—	(22,662)	(37,684)	(60,346)

Total gross loans	$8,487	$62,437	$197	$71,121	$693,106	$764,227

The following table summarizes delinquencies, by class, at December 31, 2010 (in thousands).

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total loans
Construction, land development and other land loans	$7,240	$52,528	$—	$59,768	$76,686	$136,454
Multifamily residential	—	7,943	—	7,943	18,327	26,270
Nonfarm nonresidential	2,566	18,781	—	21,347	389,751	411,098

Total commercial real estate	9,806	79,252	—	89,058	484,764	573,822

Single-family real estate, revolving, open end loans	687	998	—	1,685	58,187	59,872
Single-family real estate, closed end, first lien	3,004	7,607	—	10,611	99,342	109,953
Single-family real estate, closed end, junior lien	280	866	—	1,146	8,009	9,155

Total single-family residential	3,971	9,471	—	13,442	165,538	178,980

Commercial and industrial	371	2,197	68	2,636	45,176	47,812

Credit cards	—	26	—	26	126	152
All other consumer	937	459	—	1,396	51,104	52,500

Total consumer	937	485	—	1,422	51,230	52,652

Farmland	—	—	—	—	3,667	3,667
Obligations of states and political subdivisions of the U.S.	—	—	—	—	990	990
Other	—	—	—	—	1,660	1,660

Total	15,085	91,405	68	106,558	753,025	859,583
Less: Commercial loans held for sale	—	(27,940)	—	(27,940)	(38,217)	(66,157)

Total gross loans	$15,085	$63,465	$68	$78,618	$714,808	$793,426

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $550 thousand would have been reported during the three months ended March 31, 2011 had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, the Company’s earnings did not include this interest income.

Troubled Debt Restructurings. At March 31, 2011, the principal balance of troubled debt restructurings totaled $53.3 million, of which loans totaling $18.2 million are classified as commercial loans held for sale.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In addition, at March 31, 2011, $3.4 million troubled debt restructurings were also in nonaccrual status. During the three months ended March 31, 2011, one troubled debt restructuring of $876 thousand was removed from this classification as it was performing in accordance with its restructured terms. At December 31, 2010, the principal balance of troubled debt restructurings totaled $44.9 million, of which loans totaling $17.2 million are classified as commercial loans held for sale.

Impaired Loans. The following table summarizes the composition of and information relative to impaired loans, by class, at March 31, 2011 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$35,123	$54,143		$8,884	$21,699	$44,007	$75,842
Multifamily residential	—	—		7,475	13,543	7,475	13,543
Nonfarm nonresidential	4,343	8,006		18,985	28,584	23,328	36,590

Total commercial real estate	39,466	62,149		35,344	63,826	74,810	125,975

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,292	7,161		362	482	2,654	7,643
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,292	7,161		362	482	2,654	7,643

Commercial and industrial	93	3,106		—	—	93	3,106

Total impaired loans with no related allowance recorded	$41,851	$72,416		$35,706	$64,308	$77,557	$136,724

With an allowance recorded:
Construction, land development and other land loans	$9,805	$9,805	$3,911			$9,805	$9,805	$3,911
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	17,457	21,684	2,340			17,457	21,684	2,340

Total commercial real estate	27,262	31,489	6,251			27,262	31,489	6,251

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,791	1,791	147			1,791	1,791	147
Single-family real estate, closed end, junior lien	162	162	55			162	162	55

Total single-family residential	1,953	1,953	202			1,953	1,953	202

Commercial and industrial	1,367	1,436	796			1,367	1,436	796

Total impaired loans with an allowance recorded	$30,582	$34,878	$7,249			$30,582	$34,878	$7,249

Total:
Construction, land development and other land loans	$44,928	$63,948	$3,911	$8,884	$21,699	$53,812	$85,647	$3,911
Multifamily residential	—	—	—	7,475	13,543	7,475	13,543	—
Nonfarm nonresidential	21,800	29,690	2,340	18,985	28,584	40,785	58,274	2,340

Total commercial real estate	66,728	93,638	6,251	35,344	63,826	102,072	157,464	6,251

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,083	8,952	147	362	482	4,445	9,434	147
Single-family real estate, closed end, junior lien	162	162	55	—	—	162	162	55

Total single-family residential	4,245	9,114	202	362	482	4,607	9,596	202

Commercial and industrial	1,460	4,542	796	—	—	1,460	4,542	796

Total impaired loans	$72,433	$107,294	$7,249	$35,706	$64,308	$108,139	$171,602	$7,249

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2010 (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$29,183	$39,953		$11,123	$25,303	$40,306	$65,256
Multifamily residential	—	—		7,943	14,010	7,943	14,010
Nonfarm nonresidential	11,504	17,099		19,674	30,367	31,178	47,466

Total commercial real estate	40,687	57,052		38,740	69,680	79,427	126,732

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,567	6,233		595	1,374	3,162	7,607
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,567	6,233		595	1,374	3,162	7,607

Commercial and industrial	117	117		—	—	117	117

Total impaired loans with no related allowance recorded	$43,371	$63,402		$39,335	$71,054	$82,706	$134,456

With an allowance recorded:
Construction, land development and other land loans	$11,164	$17,527	$3,103			$11,164	$17,527	$3,103
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	10,936	10,936	2,273			10,936	10,936	2,273

Total commercial real estate	22,100	28,463	5,376			22,100	28,463	5,376

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,300	1,300	94			1,300	1,300	94
Single-family real estate, closed end, junior lien	165	165	57			165	165	57

Total single-family residential	1,465	1,465	151			1,465	1,465	151

Commercial and industrial	1,381	1,450	819			1,381	1,450	819

Total impaired loans with an allowance recorded	$24,946	$31,378	$6,346			$24,946	$31,378	$6,346

Total:
Construction, land development and other land loans	$40,347	$57,480	$3,103	$11,123	$25,303	$51,470	$82,783	$3,103
Multifamily residential	—	—	—	7,943	14,010	7,943	14,010	—
Nonfarm nonresidential	22,440	28,035	2,273	19,674	30,367	42,114	58,402	2,273

Total commercial real estate	62,787	85,515	5,376	38,740	69,680	101,527	155,195	5,376

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,867	7,533	94	595	1,374	4,462	8,907	94
Single-family real estate, closed end, junior lien	165	165	57	—	—	165	165	57

Total single-family residential	4,032	7,698	151	595	1,374	4,627	9,072	151

Commercial and industrial	1,498	1,567	819	—	—	1,498	1,567	819

Total impaired loans	$68,317	$94,780	$6,346	$39,335	$71,054	$107,652	$165,834	$6,346

Interest income recognized on impaired loans during the three months ended March 31, 2011 was $621 thousand. The average balance of total impaired loans was $107.9 million for the same period.

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	At and for the three months ended March 31, 2011						At and for the three months ended March 31, 2010 Total
	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934	$24,079
Provision for loan losses	3,983	936	479	57	45	5,500	10,750

Loan charge-offs	4,145	856	435	170	183	5,789	7,242
Loan recoveries	35	50	30	56	138	309	839

Net loans charged-off	4,110	806	405	114	45	5,480	6,403

Allowance for loan losses, end of period	$18,852	$4,191	$2,566	$1,318	$27	$26,954	$28,426

Individually evaluated for impairment	$6,251	$202	$796	$—	$—	$7,249	$6,997

Collectively evaluated for impairment	12,601	3,989	1,770	1,318	27	19,705	21,429

Allowance for loan losses, end of period	$18,852	$4,191	$2,566	$1,318	$27	$26,954	$28,426

Gross loans, end of period:
Individually evaluated for impairment	$66,728	$4,245	$1,460	$—	$—	$72,433	$107,399

Collectively evaluated for impairment	416,971	170,725	47,164	50,884	6,050	691,794	902,848

Total gross loans	$483,699	$174,970	$48,624	$50,884	$6,050	$764,227	$1,010,247

5.	Commercial Loans Held for Sale and Valuation Allowance

In September 2010, the Company began to market for sale a pool of specifically identified commercial loans. Through March 31, 2011 ten of these loans with a gross book value of $12.4 million were sold, of which $2.0 million were closed in the three months ended March 31, 2011.

The Company is continuing its efforts to market and sell the remaining commercial loans held for sale. At March 31, 2011, commercial loans held for sale totaled $60.3 million. Writedowns of $1.1 million were recorded in the first quarter 2011 to reduce the value of these loans to their fair value less estimated costs to sell based on updated valuations.

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Land	$6,534	$6,534
Buildings	19,396	19,386
Leasehold improvements	5,208	5,200
Furniture and equipment	12,646	12,571
Software	4,061	3,562
Bank automobiles	106	137
Capital lease asset	1,378	1,085

Premises and equipment, gross	49,329	48,475

Accumulated depreciation	(21,257)	(20,366)

Premises and equipment, net	$28,072	$28,109

Depreciation expense for the three months ended March 31, 2011 and 2010 was $598 thousand and $625 thousand, respectively.

At March 31, 2011, a vacant bank-owned branch facility with a net book value of $235 thousand is under contract for sale and included in Other assets in the Consolidated Balance Sheets, and in April 2011 the Company began marketing for sale a piece of vacant land with a book value of $728 thousand.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $424.0 million and $423.6 million at March 31, 2011 and December 31, 2010, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights was $2.9 million at both March 31, 2011 and December 31, 2010. Mortgage-servicing rights are included within Other assets in the Consolidated Balance Sheets. The fair value of mortgage-servicing rights at March 31, 2011 and December 31, 2010 was $3.5 million and $3.6 million, respectively.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,896	$3,039
Capitalized mortgage-servicing rights	170	166
Mortgage-servicing rights portfolio amortization and impairment	(212)	(191)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,854	$3,014

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Valuation allowance, beginning of period	$39	$40
Additions charged to and (reduction credited from) operations	2	(2)

Valuation allowance, end of period	$41	$38

8.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Foreclosed real estate	$16,244	$19,983
Repossessed personal property	141	104

Total foreclosed real estate and repossessed personal property	$16,385	$20,087

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $3.3 million and $8.2 million at March 31, 2011 and March 31, 2010, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	At and for the three months ended March 31,
	2011	2010
Foreclosed real estate, beginning of period	$19,983	$27,826
Plus: New foreclosed real estate	3,764	3,893
Less: Proceeds from sale of foreclosed real estate	(6,988)	(2,053)
Less: Gain on sale of foreclosed real estate	81	271
Less: Provision charged to expense	(596)	(1,070)

Foreclosed real estate, end of period	$16,244	$28,867

Subsequent to March 31, 2011, 7 properties with an aggregate net carrying amount of $174 thousand were sold at an immaterial loss. At April 26, 2011, 9 additional properties with an aggregate net carrying amount of $2.0 million were under contract for sale to close in the second quarter of 2011.

9.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Transaction deposit accounts	$453,080	$434,108
Money market deposit accounts	149,902	143,143
Savings deposit accounts	55,159	49,472
Time deposit accounts $100,000 and greater	244,303	247,169
Time deposit accounts less than $100,000	275,246	299,470

Total deposits	$1,177,690	$1,173,362

At March 31, 2011, $664 thousand of overdrawn transaction deposit accounts were reclassified to loans, compared with $692 thousand at December 31, 2010. The Company had no brokered deposits at March 31, 2011 or December 31, 2010.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Transaction deposit accounts	$49	$61
Money market deposit accounts	81	161
Savings deposit accounts	16	32
Time deposit accounts	2,530	3,309

Total interest expense on total deposits	$2,676	$3,563

10.	Borrowings

Correspondent Bank Line of Credit

At March 31, 2011, the Company had access to an unsecured line of credit from a correspondent bank. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Correspondent bank line of credit accomodations	$5,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$5,000	$5,000

In April 2011, we obtained an uncommitted overnight variable rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Company will be required to pledge investment securities with a fair vale equal to approximately 110% of the amount borrowed. These correspondent bank lines of credit funding source may be canceled at any time at the correspondent bank’s discretion.

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

The Company is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $6.8 million at both March 31, 2011 and December 31, 2010, respectively. In April 2011 the FHLB of Atlanta repurchased $727 thousand of the FHLB stock owned by the Company. The stock was repurchased at book value therefore no gain or loss was recognized.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$86,977	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	23,273	46,275

Advances and letters of credit
FHLB advances	(5,000)	(35,000)
Letters of credit	(50,000)	(50,000)

Excess	54,985	53,303

At March 31, 2011, the Company had one outstanding FHLB advance totaling $5 million. The advance bears interest at a fixed rate of 3.61% and matures in April 2013. The FHLB advance is subject to a prepayment fee in the event of full or partial repayment prior to maturity. In January 2011, the Company prepaid $30.0 million of FHLB advances resulting in a prepayment penalty of $136 thousand.

Federal Reserve Discount Window

At March 31, 2011 and December 31, 2010, $10.8 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. Although the Company has not drawn on this availability since its establishment in 2009, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

11.	Shareholders’ Equity

Authorized Common Shares

The Company has authorized common stock of 75.0 million shares. In October 2010, the Company issued 39,975,980 shares of common stock to a group of institutional investors in a private placement (the “Private Placement”). An additional 1,230,029 shares were issued in December 2010 and January 2011 to legacy shareholders as of October 6, 2010, and 2,616,124 shares were issued to the institutional investors in the first quarter 2011 in a follow-on offering related to the Private Placement. In connection these share issuances,

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the Company received gross proceeds of $106 million and $8 million in the fourth quarter 2010 and first quarter 2011, respectively. Of the proceeds received, $96 million and $8 million were contributed to the Bank in fourth quarter 2010 and first quarter 2011, respectively.

As a result of the share issuances noted above, remaining authorized but unissued common shares were 24,486,278 at April 26, 2011.

During August 2010, the Company’s shareholders’ approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25.0 million shares to 75.0 million shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share.

As disclosed in Note 14, Equity Based Compensation, as of April 26, 2011 the Company has reserved a total of 274,656 shares for future issuance under various equity incentive plans.

Authorized Preferred Shares

The Company has authorized preferred stock of 2.5 million shares with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on our common stock since the first quarter 2009. Under the terms of a Consent Order the Bank entered into with the regulatory agencies in June 2010 (the “Consent Order”), payment of common dividends requires prior notification to and non-objection from the applicable banking regulators.

Recapitalization

In connection with the Private Placement, the Company evaluated the appropriate accounting for the transaction by analyzing investor ownership, independence, risk, solicitation and collaboration considerations. Based on the analysis of these factors, the Company concluded that the Private Placement transaction resulted in a recapitalization of the Company’s ownership for which push-down accounting was not required.

12.	Income Taxes

During 2009, the U.S. Congress extended the net operating loss carryback period from two years to five years for qualifying institutions. Effective January 1, 2010, the available carryback years for net operating losses under the Internal Revenue Code rules reverted from five years back to two years. At December 31, 2010, the Company had additional carryback capacity to recapture up to $7.4 million of taxes paid in 2008. Accordingly, the Company’s income tax receivable of $7.4 million at December 31, 2010 was primarily the result of its taxable net operating loss for the year ended December 31, 2010 which was carried back to 2008. In March 2011, after filing its 2010 federal income tax return, the Company filed a request for refund for this amount and the refund was received in April 2011.

As of March 31, 2011, net deferred tax assets, before any valuation allowance, of $22.9 million are recorded in the Company’s Consolidated Balance Sheets. The net deferred tax asset is fully offset by a valuation allowance of $22.9 million as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carry forward limitations as discussed below and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax asset in December 2010. The Company’s ongoing analysis indicates that a full valuation allowance is appropriate at March 31, 2011 as well. The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Service rules. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which also limits the amount of net operating losses that may be used in the future. As a result of the analysis, the Company currently estimates that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

Provision for income taxes was $52 thousand in the first quarter 2011. The provision for income taxes in the first quarter 2011 reflects the additional valuation allowance in excess of the tax benefit generated in the current period that is necessary to fully offset the net deferred tax asset of $22.9 million at March 31, 2011.

13.	Employee Benefit Plans

401(k) Plan

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

During the three months ended March 31, 2011 and 2010, the Company made matching contributions to the employee 401(k) plan totaling $98 thousand and $98 thousand, respectively.

Defined Benefit Pension Plan

Historically, the Company has offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least twelve months of continuous service and having attained age 21. In 2007, the Company notified employees that it would cease accruing pension benefits for employees with regard to the noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2007.

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

The Company’s net accrued liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $4.1 million and $5.2 million at March 31, 2011 and December 31, 2010, respectively.

The fair value of plan assets totaled $15.5 million and $13.9 million at March 31, 2011 and December 31, 2010, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the adjusted net periodic expense (income) components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Interest cost	$251	$227
Expected return on plan assets	(274)	(227)
Amortization of net actuarial loss	197	158

Net periodic pension expense	$174	$158

As a result of the Company’s decision to curtail the plan effective on January 1, 2008, no costs relative to service costs have been necessary since that date as employees no longer accrue benefits for services rendered.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the IRS based on the 24 month average of bond yields), the Company’s plan was 73% funded at January 1, 2011 and, as a result, in March 2011, the Company contributed $1.3 million to the pension plan. This contribution increased the Company’s asset to liability ratio to the 80% threshold level. The Company anticipates additional employer contributions in the amount of $374 thousand will be made for the 2011 plan year.

14.	Equity Based Compensation

Stock Option Plan

General. Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan. The Plan terminated in 2007 and no options have been granted under the Plan since then. However, the termination did not impact options previously granted under the Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 120,010 stock option awards remained outstanding at March 31, 2011 with exercise prices ranging from $15.00 to $30.40 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Stock Option Compensation Expense. The compensation expense for stock options charged against pretax income during the three months ended March 31, 2011 was less than $1 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. The compensation expense that was charged against pretax income during the same period of 2010 for stock options was $7 thousand. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense was $1 thousand. Estimates of forfeitures are made at the time of grant and were not expected to be significant; therefore, compensation expense is being recognized for all equity based awards.

At March 31, 2011 and December 31, 2010, based on options outstanding at that time, the total compensation expense related to unvested stock option awards granted under the Company’s stock option plan but not yet recognized was less than $1 thousand and $1 thousand, respectively, before the impact of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This remaining compensation expense related to unvested stock option awards is expected to be fully recognized during 2011.

Stock Option Activity. The following table summarizes stock option activity for the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2009	147,210	$21.80
Exercised	(14,400)	15.00

Outstanding at March 31, 2010	132,810	$22.54

Outstanding at December 31, 2010	120,010	$22.93
Forfeited	—	—

Outstanding at March 31, 2011	120,010	$22.93

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2011.

	Options outstanding			Options exercisable
Exercise price or range of exercise prices	Number of stock options outstanding at 3/31/11	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at 3/31/11	Weighted- average exercise price
$15.00 to $20.00	40,010	1.31	$17.75	40,010	$17.75
$23.30 to $26.60	51,200	3.12	24.47	51,200	24.47
$27.30 to $30.40	28,800	4.79	27.39	28,640	27.37

Total	120,010	2.91	22.93	119,850	22.92

At March 31, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and therefore the stock options had no intrinsic value.

Restricted Stock Plan

Under the 2008 Restricted Stock Plan, 250,000 shares of common stock have been reserved for issuance subject to its anti-dilution provisions. Forfeitures are returned to the available pool of common stock for future issuance. The following table summarizes restricted stock activity at the date and for the periods indicated.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Shares of restricted stock	Weighted- average grant price
Shares available for issuance under the 2008 Restricted Stock Plan	250,000
2009 Grants	(55,040)	$35.63
2009 Forfeitures	10,000	42.00
2010 Grants	(18,500)	2.60
2010 Forfeitures	2,800	42.00
2011 Grants	(34,614)	2.60
2011 Forfeitures	—	—

Remaining shares available for issuance at March 31, 2011	154,646

January 2011, 34,614 shares of restricted stock with a total value of $90 thousand were granted to the nine non-management directors of the Company as compensation for their annual Board retainers. These restricted stock awards were fully vested at the date of grant.

The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax income during the three months ended March 31, 2011 for restricted stock awards granted prior to the first quarter 2011 was $72 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. For the three months ended March 31, 2010, compensation expense for restricted stock awards was $84 thousand and the income tax benefit with regard to the deductible portion of this compensation expense was $30 thousand. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At March 31, 2011, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the restricted stock plan but not yet recognized was $848 thousand. This expense is expected to be recognized through 2015.

With the exception of the restricted stock awards granted to directors in January 2011, shares of restricted stock granted to employees and directors under the Plan are subject to pro rata restrictions as to continuous employment and service as a director, respectively, for a specified time period following the date of grant, currently five years. During this period, the holder is entitled to full voting rights and dividends.

Palmetto Bancshares, Inc. 2011 Stock Plan

In February 2011, the Board of Directors approved the Palmetto Bancshares, Inc. 2011 Stock Plan (the “2011 Plan”) to further support the alignment of management and shareholder interests. The 2011 Plan allows for the Board of Directors to grant a total of 2 million stock options and / or restricted stock awards to employees and directors. The Board is seeking shareholder approval for the 2011 Plan, and the Company has included a proposal for approval of the 2011 Plan in the definitive proxy statement for the annual shareholders meeting scheduled for May 19, 2011.

15.	Average Share Information

The following table summarizes the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the three months ended March 31,
	2011	2010
Weighted average common shares outstanding - basic	49,453,501	6,455,598
Dilutive impact resulting from potential common share issuances	—	—

Weighted average common shares outstanding - diluted	49,453,501	6,455,598

Per Share Data
Net loss - basic	$(0.12)	$(0.82)
Net loss - diluted	(0.12)	(0.82)

Basic net income (loss) per share is computed by dividing net income (loss) available to common

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the three months ended March 31, 2011 and 2010 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at March 31, 2011 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$48,110
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	1,954
Commercial real estate, other construction loan, and land development loan commitments	12,072
Commercial and industrial loan commitments	14,479
Overdraft protection line commitments	28,986
Other	6,671

Total commitments to extend credit	$112,272

Standby letters of credit are issued for customers in connection with contracts between customers and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $3.1 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.

The reserve for unfunded commitments at March 31, 2011 and December 31, 2010 was $150 thousand and $99 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Loan Participations

With regard to participations sold disclosed in Note 4, Loans, and Note 8, Foreclosed Real Estate and Repossessed Personal Property, the Company serves as the lead bank and is therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Derivatives

See Note 17, Derivative Financial Instruments and Hedging Activities, for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to its derivative loan commitments and freestanding derivatives.

Long-Term Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at March 31, 2011 (in thousands) except obligations for employee benefit plans as these obligations are paid from separately identified assets. See Note 13, Employee Benefit Plans, for discussion regarding employee benefit plans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$333,876	$181,849	$3,789	$35	$519,549

There have been no other significant changes in future real property operating lease obligations or FHLB advances as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recourse Liability on Credit Card Accounts

In connection with the sale of the credit card portfolio in December 2010, the Company is subject to a recourse obligation on certain credit card accounts with outstanding balances of $329 thousand at March 31, 2011. The Company has a reserve of $61 thousand established to absorb estimated losses in connection with these accounts.

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

17.	Derivative Financial Instruments and Hedging Activities

At March 31, 2011 and December 31, 2010, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At March 31, 2011, commitments to originate conforming loans totaled $7.0 million. At March 31, 2011, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $122 thousand. At December 31, 2010, commitments to originate conforming loans totaled $12.2 million. At December 31, 2010, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $103 thousand and negative fair values, included with Other liabilities in the Consolidated Balance Sheets, totaling $40 thousand. The net change in derivative loan commitment fair values during the three months ended March 31, 2011 and 2010 resulted in net derivative loan commitment income of $59 thousand and $51 thousand, respectively.

Forward sales commitments totaled $4.9 million at March 31, 2011. At March 31, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $22 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $17 thousand. Forward sales commitments totaled $19.6 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with Other assets in the Consolidated Balance Sheets, totaling $175 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $96 thousand. The net change in forward sales commitment fair values during the three months ended March 31, 2011 and 2010, resulted in a loss of $75 thousand and $76 thousand, respectively.

18.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$40,640	$65,019	$—	$105,659
Collateralized mortgage obligations	12,634	135,901	—	148,535
Other mortgage-backed (federal agencies)	—	19,909	—	19,909
Derivative financial instruments	—	144	—	144

Total assets measured at fair value on a recurring basis	$53,274	$220,973	$—	$274,247

Liabilities
Derivative financial instruments	$—	$17	$—	$17

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
U.S. Treasury and federal agencies	$—	$37,426	$—	$37,426
State and municipal	7,530	44,932	—	52,462
Collateralized mortgage obligations	25,992	82,179	—	108,171
Other mortgage-backed (federal agencies)	—	20,716	—	20,716
Derivative financial instruments	—	278	—	278

Total assets measured at fair value on a recurring basis	$33,522	$185,531	$—	$219,053

Liabilities
Derivative financial instruments	$—	$136	$—	$136

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that were reflected in the balance sheet, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of the periods indicated (in thousands).

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$279	$—	$279
Commercial loans held for sale	—	22,483	37,863	60,346
Impaired loans in gross loans	—	46,722	4,863	51,585
Foreclosed real estate and repossessed personal property	1,543	14,403	439	16,385

Total assets measured at fair value on a nonrecurring basis	$1,543	$83,887	$43,165	$128,595

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$4,793	$—	$4,793
Commercial loans held for sale	1,303	21,231	43,623	66,157
Impaired loans in gross loans	—	43,920	6,649	50,569
Foreclosed real estate and repossessed personal property	5,999	13,939	149	20,087

Total assets measured at fair value on a nonrecurring basis	$7,302	$83,883	$50,421	$141,606

Carrying Amounts and Estimated Fair Value Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair values for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands). The methodologies used to determine fair value are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has used management’s best estimate of fair value based on those methodologies. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans (1)	$685,688	$676,645	$715,923	$709,018

Total assets	$685,688	$676,645	$715,923	$709,018

Liabilities
Deposits	$1,177,690	$1,185,496	$1,173,362	$1,178,905
FHLB advances	5,000	5,107	35,000	35,224

Total liabilities	$1,182,690	$1,190,603	$1,208,362	$1,214,129

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral.

19.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at March 31, 2011 and December 31, 2010. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory well-capitalized minimum ratio of 5.00%.

Since March 31, 2011, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2011
Total capital to risk-weighted assets
Company	$133,867	15.00%	$71,418	8.00%	n/a	n/a
Bank	132,274	14.80	71,489	8.00	$89,361	10.00%

Tier 1 capital to risk-weighted assets
Company	122,511	13.72	35,709	4.00	n/a	n/a
Bank	120,907	13.53	35,744	4.00	53,616	6.00

Tier 1 leverage ratio
Company	122,511	9.26	52,931	4.00	n/a	n/a
Bank	120,907	9.13	52,972	4.00	66,215	5.00

At December 31, 2010
Total capital to risk-weighted assets
Company	$132,118	14.43%	$73,261	8.00%	n/a	n/a
Bank	130,632	14.25	73,339	8.00	$91,674	10.00%

Tier 1 capital to risk-weighted assets
Company	120,478	13.16	36,631	4.00	n/a	n/a
Bank	118,981	12.98	36,669	4.00	55,004	6.00

Tier 1 leverage ratio
Company	120,478	8.22	58,634	4.00	n/a	n/a
Bank	118,981	8.12	58,624	4.00	73,280	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the State Board (collectively, the “Supervisory Authorities”) conducted their annual joint examination of the Bank. Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight Committee of the Board of Directors met periodically with the FDIC to receive

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order. The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

The Bank intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof the Bank has submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, the Bank believes it is currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of its criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 7, 2010 when a 25% ($56.7 million) reduction in criticized assets was required. The Bank reduced its criticized assets by more than the amount necessary to meet the December 7, 2010 deadline. The Bank’s next incremental deadline, June 5, 2011, stipulates a 45% ($102.0 million) reduction in criticized assets from the September 30, 2009 balances. As of April 26, 2011, the Bank has reduced its criticized assets by 60.4% ($130.7 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the more significant factors impacting our financial condition as of March 31, 2011 and results of operations and cash flows for the three months ended March 31, 2011. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K and 10 K/A for that period. Results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

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

•

Our reliance on available secondary funding sources such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses,

•	The value of our stock price, including our ability to become listed on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption which continued to impact the Company in 2010 and 2011. There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data) (unaudited).

	At and for the three months ended					At and for the year ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2010
STATEMENTS OF INCOME (LOSS)
Interest income	$12,994	$13,442	$13,856	$14,450	$14,879	$56,627
Interest expense	2,736	3,682	3,888	3,716	4,080	15,366

Net interest income	10,258	9,760	9,968	10,734	10,799	41,261
Provision for loan losses	5,500	10,500	13,100	12,750	10,750	47,100

Net interest income (expense) after provision for loan losses	4,758	(740)	(3,132)	(2,016)	49	(5,839)
Noninterest income	3,572	4,370	4,270	3,730	4,497	16,867
Noninterest expense	14,358	22,155	22,497	15,040	12,880	72,572

Net loss before provision (benefit) for income taxes	(6,028)	(18,525)	(21,359)	(13,326)	(8,334)	(61,544)
Provision (benefit) for income taxes	52	14,073	(7,580)	(4,793)	(3,042)	(1,342)

Net loss	$(6,080)	$(32,598)	$(13,779)	$(8,533)	$(5,292)	$(60,202)

COMMON AND PER SHARE DATA
Net loss per common share:
Basic	$(0.12)	$(0.74)	$(2.13)	$(1.32)	$(0.82)	$(3.78)
Diluted	(0.12)	(0.74)	(2.13)	(1.32)	(0.82)	(3.78)
Cash dividends per common share	—	—	—	—	—	—
Book value per common share	2.29	2.40	7.60	9.64	10.93	2.40
Outstanding common shares	50,513,722	47,409,078	6,495,130	6,495,130	6,495,130	47,409,078
Weighted average common shares outstanding—basic	49,453,501	43,973,313	6,455,598	6,455,598	6,455,598	15,913,000
Weighted average common shares outstanding—diluted	49,453,501	43,973,313	6,455,598	6,455,598	6,455,598	15,913,000
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Assets	$1,333,211	$1,355,247	$1,379,632	$1,386,959	$1,347,564	$1,355,247
Investment securities available for sale, at fair value	274,103	218,775	129,571	112,316	115,893	218,775
Total loans	824,852	864,376	919,844	969,142	1,011,368	864,376
Deposits (including traditional and nontraditional)	1,201,331	1,194,082	1,220,673	1,216,049	1,168,978	1,194,082
FHLB borrowings	5,000	35,000	96,000	96,000	96,000	35,000
Convertible debt	—	—	380	380	380	—
Shareholders' equity	115,845	113,899	49,374	62,643	70,978	113,899

AVERAGE BALANCES
Assets	$1,322,690	$1,464,771	$1,392,873	$1,371,747	$1,367,982	$1,399,592
Interest-earning assets	1,269,221	1,393,765	1,320,359	1,304,274	1,283,045	1,325,651
Investment securities available for sale, at fair value	231,176	175,715	132,223	115,274	117,702	135,379
Total loans	846,823	901,564	945,312	994,587	1,031,740	967,882
Deposits (including traditional and nontraditional)	1,184,624	1,223,542	1,221,131	1,192,535	1,181,492	1,204,835
Other short-term borrowings	1	1	1	—	2	1
FHLB borrowings	5,666	89,367	95,997	95,998	99,666	95,231
Convertible debt	—	29	380	380	4	199
Shareholders' equity	120,042	139,250	62,832	70,705	76,648	87,463

SELECT PERFORMANCE RATIOS
Return on average assets	(1.86)%	(8.83)%	(3.92)%	(2.50)%	(1.57)%	(4.30)%
Return on average shareholders' equity	(20.54)	(92.88)	(87.00)	(48.41)	(28.00)	(68.83)
Net interest margin	3.28	2.78	3.00	3.30	3.41	3.11

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	9.08%	9.51%	4.51%	5.15%	5.60%	6.25%
Shareholders' equity as a percentage of assets, at period end	8.69	8.40	3.58	4.52	5.27	8.40
Tier 1 risk-based capital	13.72	13.16	4.35	5.81	6.82	13.16
Total risk-based capital	15.00	14.43	5.63	7.08	8.09	14.43
Tier 1 leverage ratio	9.26	8.22	3.03	4.34	5.30	8.22

ASSET QUALITY INFORMATION
Allowance for loan losses	$26,954	$26,934	$29,339	$28,383	$28,426	$26,934
Nonaccrual loans	85,099	91,405	90,773	91,653	113,181	91,405
Nonperforming assets	101,484	111,492	113,411	118,280	142,161	111,492
Net loans charged-off	5,480	12,453	9,786	12,793	6,403	41,435
Allowance for loan losses as a percentage of gross loans	3.53%	3.39%	3.55%	2.93%	2.81%	3.39%
Nonaccrual loans as a percentage of gross loans, commercial loans held
for sale, and foreclosed assets	10.12	10.39	9.67	9.22	10.89	10.39
Nonperforming assets as a percentage of assets	7.61	8.23	8.22	8.53	10.55	8.23
Net loans charged-off as a percentage of average gross loans	2.85	6.09	4.12	5.17	2.53	4.39

Executive Summary of First Quarter 2011 Financial Results

Context for the Three Months Ended March 31, 2011 and the Company

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

Both 2009 and 2010 were very challenging years for the Company, the banking industry, and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial stress in the overall U.S. economy that generally started with an economic crisis in August 2008 and continued into 2009, for which the banking industry and the Company continue to be adversely affected.

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

•	General anxiety on the part of our customers and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets, with current expectations of rising interest rates although the timing is uncertain.

•	High levels of unemployment nationally and in our local markets, which have begun to improve but for which uncertainty continues about whether the trend will continue to improve.

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

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), effective July 1, 2009 the Company named Samuel L. Erwin as Chief Executive Officer and President of the Bank and Lee S. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as the Chief Financial Officer of the Company and the Bank from July 1, 2010 to February 2, 2011. Messrs. Erwin and Dixon have proven bank turn around and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

•

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational and senior management changes included designating an internal executive to be responsible for our Commercial Bank in August 2009 and another internal executive to be responsible for our Wealth Management business in October 2010. In addition, the Company hired a new Chief Credit Officer in July 2009, a new Retail Banking Executive in October 2010, a new Chief Financial Officer in November 2010, and a new Chief Information Officer to start in May 2011.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges continued in 2010 and into 2011; primarily as a result of these credit losses we also incurred net losses in 2010 and for the three months ended March 31, 2011.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in June 2010.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of federal funds purchased, FHLB advances, and higher priced certificates of deposit used to fund loan growth during that period. Loans (including commercial loans held for sale) decreased $331.8 million from March 31, 2009 (peak quarter end loans) to March 31, 2011. Borrowings and certificates of deposits also decreased $200.0 million from June 30, 2009 (peak quarter end borrowings).

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
Annual Strategic Plans

•  Strategic planning at the corporate and department level for calendar years 2010 and 2011 in the context of the uncertain economic environment

•  Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets

•  Positioning the Bank to return to profitability in the post-capital raise and post-recession environment

Calendar years 2010 and 2011

Bank of the Future

•  Reinventing the Bank to be “the bank of the future”

•  Determining the “customer of tomorrow” and refining our products, services, and distribution channels to meet their expectations

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

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors focused a tremendous amount of time and effort on addressing all three initiatives in 2009, 2010 and into 2011 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank” that might otherwise normally take several years to accomplish. While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Company to return to profitability once the economy begins to recover.

The consummation of the Private Placement in October 2010 and subsequent follow-on offering in which the Company received $113.9 million of gross proceeds is a significant step forward in the implementation of these strategic initiatives. The Private Placement resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned the Company from a defensive posture to a more offensive oriented posture in terms of balance sheet management, market presence, customer retention, and new customer acquisition.

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, we are in the process of repositioning the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively to improve our net interest margin. This includes investing in higher yielding investment securities until loan growth resumes, as well as paying down higher priced funding such as FHLB advances and maturing CDs. We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, more specifically delineating our businesses, preparing “go to market” strategies with relevant products and services and marketing plans by business, and process improvement and automation to reduce our recurring operating expenses.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and into 2010 and is higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in 2009, 2010 and through the first three months of 2011 were significantly impacted by the following in comparison to our historical financial results.

•	Provision for loan losses totaling $5.5 million in first quarter 2011 and $47.1 million and $73.4 million in 2010 and 2009, respectively, compared to $5.6 million in 2008.

•	Loss on commercial loans held for sale totaling $1.2 million in first quarter 2011 and $7.6 million in 2010 compared to none in 2009 and 2008.

•

Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $833 thousand in first quarter 2011 and $11.7 million and $3.2 million in 2010 and 2009, respectively, compared to $516 thousand in 2008.

•

Foregone interest of $860 thousand in first quarter 2011 and $4.7 million and $3.7 million in 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.29%, 2.75% and 4.75%, respectively.

•

Higher FDIC deposit insurance assessments totaling $1.0 million in first quarter 2011 and $4.5 million and $3.3 million in 2010 and 2009, respectively, compared to $786 thousand in 2008 due to industry wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification being below well-capitalized throughout most of 2010, and an industry-wide special assessment in 2009.

•	Goodwill impairment totaling $3.7 million in 2010.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009.

•

Full valuation allowance recorded against deferred tax assets in December 2010 and March 2011 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in first quarter 2011 and the year ended December 31, 2010.

In total, the above events impacted pretax earnings by $9.3 million during the three months ended March 31, 2011. Compared to the same periods of 2008, the above events reduced our pretax earnings by approximately $72.3 million and $76.7 million for the years ended December 31, 2010, and 2009, respectively. In addition, the valuation allowance recorded against the net deferred tax asset reduced after-tax earnings by $20.5 million in 2010. We believe consummation of the Private Placement and successful completion of the Strategic Project Plan will result in significant improvement to our earnings going forward.

The credit-related costs associated with the recession are significant for banks. Beginning in the fourth quarter of 2008 and continuing throughout 2009, 2010 and into 2011, construction, acquisition and development real estate projects have slowed down, guarantors are financially stressed, and increasing credit losses have surfaced. During 2009 and into 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration has manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and declines in fair values of real estate related assets, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

This resulted in a significant increase in the level of nonperforming assets through March 31, 2010, with a continued elevated level of such assets through March 31, 2011. While nonperforming assets are still high, we have now experienced four consecutive quarters of a reduction with an overall reduction of 28.6% since the peak at March 31, 2010. In addition, the migration of loans into nonaccrual status declined in the first quarter 2011.

In addition, many of these loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated selling costs with the fair values determined primarily based on third party appraisals. During 2009 and 2010, appraised values decreased significantly and continue to be depressed in 2011, even in comparison to appraisals received when the loans were originated in 2006 to 2009, and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets in 2009, 2010 and through the first three months of 2011 resulted in significant credit losses.

Regulatory Consent Order

As a result of these circumstances and the examination of the Supervisory Authorities in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk	We believe we have complied with this provision of the Consent Order.

Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the supervisory authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	Based on current capital levels, this provision of the Consent Order has not been applicable.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We have implemented a plan to monitor compliance with the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we have complied with this provision of the Consent Order.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we have complied with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”.	To date, we believe we have complied with this provision of the Consent Order. The Supervisory Authorities may also amend the requirements of the Consent Order based on the results of their ongoing examinations.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we have complied with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are working aggressively to reduce our concentrations in commercial real estate. We submitted our plan to the Supervisory Authorities in August 2010.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we have complied with this provision of the Consent Order.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.	We have prepared annual budgets for 2010 and 2011 that were approved by the Bank’s Board of Directors. We submitted the budgets to the Supervisory Authorities in August 2010.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the	We believe we have complied with this provision of the Consent Order.

Bank in November 2009.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Prior to and at March 31, 2011, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we have complied with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we have complied with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we have complied with this provision of the Consent Order.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and, as noted above, as of the date hereof we have submitted all documentation required thus far to the Supervisory Authorities. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisory Authorities. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the first date being December 7, 2010 when a 25% ($56.7 million) reduction in criticized assets was required. We reduced our criticized assets by more than the amount necessary to meet the December 7, 2010 deadline. Our next incremental deadline, June 5, 2011, stipulates a 45% ($102.0 million) reduction in criticized assets from the September 30, 2009 balances. As of April 26, 2011, we have reduced our criticized assets by 60.4% ($130.7 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings, and capital. Execution of the Plan is being overseen by the special Regulatory Oversight and Risk Management Committee of the Board of Directors, and we utilized external expertise to assist with its initial implementation. The Plan contemplated substantially all of the requirements of the Consent Order and therefore we believe we have already made substantial progress towards complying with the requirements of the Consent Order. However, certain provision of the Consent Order required us to submit written plans to the Supervisory Authorities for their review and / or approval, and all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan, which now also reflects the requirements of the Consent Order. No one can predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, the eventual improvement in the economy and the real estate markets, and raising additional capital, will help our borrowers and us weather this storm and continue our road to recovery and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued throughout 2010 and into 2011, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio in 2009, 2010 and into 2011. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors. These internal and independent loan reviews will continue during 2011.

•

For identified problem loans, we prepared written workout plans that are borrower specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral.

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

•

In 2010, we hired additional personnel with expertise in problem asset workout and disposition, and in June 2010 we hired a seasoned department manager for our Special Assets Department, which is now comprised of five individuals.

•

We are actively marketing problem assets for sale. Nonperforming assets declined $10.0 million (9.0%) during the first quarter 2011, and by 28.6% since the peak at March 31, 2010. The decline during the first quarter 2011 was the fourth consecutive quarterly decline in nonperforming assets.

•

In September 2010, we began marketing for sale a pool of commercial loans. Through March 31, 2011, we sold ten loans with a gross book value of $12.4 million. We are continuing our efforts to sell the remaining loans held for sale. At March 31, 2011, we had commercial loans held for sale aggregating $60.3 million.

Credit quality indicators improved in the first quarter 2011 as we experienced reductions in charge-offs, and in migration of loans to nonaccrual status, and reductions in past dues and nonperforming assets at March 31, 2011. We continue to monitor our loan portfolio very carefully and are aggressively working to reduce our problem assets.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and therefore we have not utilized any special campaigns. In addition, given our cash position, beginning in the fourth quarter 2010 and continuing into the first quarter 2011, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature.

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. In April 2011, we entered into a Master Repurchase Agreement resulting in a new line of credit from a correspondent bank totaling $25 million.

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.6 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we have redeployed, through March 31, 2011, $208.5 million of this cash into investment securities and prepaid $91 million of FHLB advances which were scheduled to mature in January through April 2011. We will continue to monitor the level of cash balances in relation to expected liquidity needs and may make further purchases of investment securities during 2011.

At April 26, 2011, funding sources included cash invested at the Federal Reserve totaling $163.9 million, approximately $2.9 million in available retail repurchase agreement capacity, $80.4 million from the FHLB, and our correspondent bank lines of credit totaling $30.0 million.

Capital. At March 31, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio (including commercial loans held for sale) by $331.8 million and total assets by $68.9 million since March 31, 2009.

•	Evaluated other capital saving alternatives such as asset sales and reducing outstanding credit commitments.

•

Issued unsecured convertible debt from the Company in March 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution. In October 2010, as a result of the Private Placement, these notes were converted into common stock of the Company.

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

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At March 31, 2011, loans aggregating $218.8 million had interest rate floors, of which $199.4 million had floors greater than or equal to 5%. In 2010 and again in March 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, during 2010 we also borrowed longer-term advances from the FHLB, and extended maturities on certain CD specials to lock in the low interest rates at the time of the specials. In December 2010 and January 2011, we used excess cash earning 25 basis points to prepay $91.0 million of FHLB advances bearing interest at an average rate of 1.58%.

•

We are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. In addition, we revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. We also anticipate increases to fee structures during 2011 related to other services.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. These expense reductions have been and will continue to be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

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

Summary

In summary, during the three months ended March 31, 2011, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general;

however we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009. We believe that raising capital, combined with an improving economy and our continued focus on credit quality and earnings improvements, will accelerate our return to profitability in the post-recession environment. We believe that we may return to profitability, on a quarterly basis, at some point during 2012. However, as discussed in this report, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. Our policies governing the accounting for our allowance for loan losses and the related reserve for unfunded commitments, commercial loans held for sale and the related valuation allowance, mortgage-servicing rights portfolio, goodwill, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan, the valuation of our common stock, and the determination of fair value of financial instruments were determined to be critical. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Financial Condition

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Our organization structure delineation and more granular line of business management reporting efforts have continued in 2011. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis, with commentary on business specific implications if more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2011	December 31, 2010	Dollar variance	Percent variance
Assets	(unaudited)
Cash and cash equivalents
Cash and due from banks	$188,545	$223,017	$(34,472)	(15.5)%

Total cash and cash equivalents	188,545	223,017	(34,472)	(15.5)

FHLB stock, at cost	6,785	6,785	—	—
Investment securities available for sale, at fair value	274,103	218,775	55,328	25.3
Mortgage loans held for sale	279	4,793	(4,514)	(94.2)
Commercial loans held for sale	60,346	66,157	(5,811)	(8.8)

Loans, gross	764,227	793,426	(29,199)	(3.7)
Less: allowance for loan losses	(26,954)	(26,934)	(20)	0.1

Loans, net	737,273	766,492	(29,219)	(3.8)

Premises and equipment, net	28,072	28,109	(37)	(0.1)
Accrued interest receivable	5,017	4,702	315	6.7
Foreclosed real estate	16,244	19,983	(3,739)	(18.7)
Income tax refund receivable	7,436	7,436	—	—
Other	9,111	8,998	113	1.3

Total assets	$1,333,211	$1,355,247	$(22,036)	(1.6)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$156,323	$141,281	$15,042	10.6%
Interest-bearing	1,021,367	1,032,081	(10,714)	(1.0)

Total deposits	1,177,690	1,173,362	4,328	0.4

Retail repurchase agreements	23,641	20,720	2,921	14.1
FHLB borrowings	5,000	35,000	(30,000)	(85.7)
Accrued interest payable	955	1,187	(232)	(19.5)
Other	10,080	11,079	(999)	(9.0)

Total liabilities	1,217,366	1,241,348	(23,982)	(1.9)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	505	474	31	6.5
Capital surplus	141,194	133,112	8,082	6.1
Retained earnings (deficit)	(19,188)	(13,108)	(6,080)	46.4
Accumulated other comprehensive loss, net of tax	(6,666)	(6,579)	(87)	1.3

Total shareholders’ equity	115,845	113,899	1,946	1.7

Total liabilities and shareholders’ equity	$1,333,211	$1,355,247	$(22,036)	(1.6)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $34.5 million at March 31, 2011 from December 31, 2010 primarily as a result of reinvestment of excess liquidity into higher-yielding investment securities and repayment of FHLB advances in January 2011. Carrying excess cash has a negative impact on our interest income since we only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in October 2010, we began redeploying this cash by investing $101.5 million in investment securities in the fourth quarter 2010 and $107.0 million in the first quarter 2011, prepaying $91.0 million of FHLB advances in December 2010 and January 2011, and not pursuing retention of higher priced certificates of deposits that matured in the fourth quarter 2010 and first quarter 2011. Redeploying our excess cash resulted in an improvement in our net interest margin to 3.28% in the first quarter 2011 compared to 2.78% in the fourth quarter 2010.

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

The following table summarizes cash and cash equivalents pledged as collateral and therefore restricted at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Merchant credit card agreements	$452	$451
Contractually restricted balances for check clearing	1,929	1,929

Total	$2,381	$2,380

In April 2011, $1.0 million of the contractually restricted balances for check clearing were freed of restriction and returned to the Company.

Investment Activities

General. Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of current and expected loan production, current interest rate risk strategies, and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity, and expected rate of return risk.

Composition. The following table summarizes the composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Total	% of total	Total	% of total
U.S. Treasury and federal agencies	$—	—%	$37,426	17.1%
State and municipal	105,659	38.5	52,462	24.0
Collateralized mortgage obligations	148,535	54.2	108,171	49.4
Other mortgage-backed (federal agencies)	19,909	7.3	20,716	9.5

Total investment securities available for sale	$274,103	100.0%	$218,775	100.0%

Average balances of investment securities available for sale increased to $231.2 million during the three months ended March 31, 2011 from $175.7 million during the three months ended December 31, 2010 and $117.7 million during the three months ended March 31, 2010. This increase was the result of purchases in the third quarter 2010 of U.S. Treasury and federal agencies to provide additional securities to pledge as collateral for FHLB borrowings, as well as reinvestment of our excess cash into securities during the fourth quarter 2010 and first quarter 2011. Investments in the fourth quarter 2010 and first quarter 2011 consisted primarily of government and agency CMOs at an average yield of 1.30%, and AA or better rated municipal securities at an average yield of 3.10%, which was more favorable than other investment securities of comparable credit quality and duration at that time. At March 31, 2011, municipal securities issued in Michigan, Texas and South Carolina represented 31.6% of the total state and municipal portfolio and 12.2% of the total investment securities portfolio. The most recent Company purchase of a municipal security from Michigan was in 2007.

The fair value of the investment securities available for sale portfolio represented 20.6% of total assets at March 31, 2011 and 16.1% of total assets at December 31, 2010.

Subsequent to March 31, 2011, in April 2011, we purchased additional mortgage-backed and state and municipal investment securities aggregating approximately $12.4 million. We also sold our remaining private-label CMO for $2.3 million, recognizing a gain of $56 thousand.

Unrealized Position. The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and federal agencies	$—	$—	$37,430	$37,426
State and municipal	104,288	105,659	51,243	52,462
Collateralized mortgage obligations	148,480	148,535	107,876	108,171
Other mortgage-backed (federal agencies)	19,439	19,909	20,189	20,716

Total investment securities available for sale	$272,207	$274,103	$216,738	$218,775

Pledged. Public depositors from state and local municipalities typically require that the Bank pledge investment grade securities to the accounts to ensure repayment. Although the funds are usually a low cost, relatively stable source of funding for the Bank, availability depends on the particular government’s fiscal policies and cash flow needs.

Investments securities were pledged as collateral for the following at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Public funds deposits	$97,531	$67,260
FHLB advances and line of credit	24,654	48,344

Total	$122,185	$115,604

In April 2011, the Company obtained a $25 million secured overnight line of credit with another bank. This line of credit, if drawn upon, will require the pledge of investment securities with a fair value equal to approximately 110% of the amount borrowed.

Other-Than-Temporary Impairment. The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	March 31, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	—	$—	$—	—	$—	$—	—	$—	$—
State and municipal	24	16,021	324	—	—	—	24	16,021	324
Collateralized mortgage obligations	20	72,738	842	3	7,261	76	23	79,999	918
Other mortgage-backed (federal agencies)	3	6,600	126	—	—	—	3	6,600	126

Total investment securities available for sale	47	$95,359	$1,292	3	$7,261	$76	50	$102,620	$1,368

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

Gross unrealized losses increased $498 thousand from December 31, 2010 to March 31, 2011, primarily within the collateralized mortgage obligation sector of the investment securities portfolio as a result of an increase in treasury yields over the periods presented. Based on our other-than-temporary impairment analysis at March 31, 2011 and December 31, 2010, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Fair values of securities in the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates and the levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that other-than-temporary impairments may occur in the future particularly in light of the current economic environment.

Ratings. The following table summarizes Moody’s Investors Service’s (“Moody’s”) ratings, by segment, of investment securities available for sale based on fair value, at March 31, 2011. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	14%	100%	100%
Aa1-A3	56	—	—
Baa1	5	—	—
Not rated or withdrawn rating	25	—	—

Total	100%	100%	100%

The following table summarizes by Standard and Poor’s ratings, by segment, of the investment securities available for sale based on fair value, at March 31, 2011.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	18%	100%	100%
Aa+-A	53	—	—
Not rated or withdrawn rating	29	—	—

Total	100%	100%	100%

One state and municipal security totaling $203 thousand was not rated by Moody’s or Standard and Poor’s.

Maturities. The weighted average life of investment securities available for sale was 4.5 years, based on expected prepayment activity, at March 31, 2011. Since 62% of the portfolio, based on amortized cost, is collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-term duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate book values exceed 10% of shareholders’ equity at March 31, 2011 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Freddie Mac	$48,389	$48,357	41.7%
Fannie Mae	39,506	39,381	34.0%
Ginnie Mae	55,769	56,038	48.4%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose book values exceed 10% of shareholders’ equity at March 31, 2011 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Amortized cost as a % of shareholders’ equity
Fannie Mae	$14,772	$14,300	12.3%

Although there are no state and municipal investment securities with state issuer concentrations whose aggregate book values exceed 10% of shareholders’ equity at March 31, 2011, three state issuers, Michigan, Texas, and South Carolina, exceeded 9% of shareholders’ equity at March 31, 2011. These securities represented 31.6% of the total state and municipal portfolio and 12.2% of the total investment securities portfolio at March 31, 2011.

Realized Gains and Losses. The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Realized gains	$—	$1,147
Realized losses	—	(1,139)

Net realized gains	$—	$8

Lending Activities

General. Loans continue to be the largest component of our assets. During the three months ended March 31, 2011, gross loans declined approximately $29.2 million (3.7%) as a result of repayments, sales and charge-offs. In addition, commercial loans held for sale declined $5.8 million (8.8%) as we continue to actively seek to reduce our commercial real estate loan portfolio to improve our credit quality and reduce our concentration in commercial real estate. Based on our risk assessment of borrowers, during 2010, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and sales. Overall, the demand for new loans from credit-worthy borrowers is weak such that repayments are outpacing new loans originated.

Commercial Loans Held for Sale. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the first quarter 2011 and are expected to continue through 2011. We are evaluating the bids received on a loan-by-loan basis and are balancing the desire to reduce problem loans with preservation of capital. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on certain assets improved in the first quarter 2011, such prices continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In certain cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $12.4 million.

We are continuing our efforts to sell the remaining loans held for sale. At March 31, 2011, we had commercial loans held for sale aggregating $60.3 million. These loans are carried at the lower of cost or fair value, and a valuation allowance of $853 thousand was recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $60.3 million. Of the aggregate balance of commercial loans held for sale, 99.4% are commercial real estate loans based on FDIC code. Writedowns of $1.1 million were recorded in the first quarter 2011 to reduce the value of these assets to fair value, which was based on updated appraisals received during the first quarter or internal valuations, less estimated costs to sell. There can be no assurances that the loans will be sold, or that bids will be offered, at the currently recorded balances. Accordingly, to the extent we accept bids for these loans, we may receive less than the current net carrying amount of the loans and incur a corresponding incremental loss on any such loan sales.

Loan Composition. Disclosure guidance related to a company’s allowance for loan losses and the credit quality of its financing receivables require the loans and allowance for loan losses disclosures to be provided on a disaggregated basis. This disaggregated basis has been defined as portfolio segments, the level at which we develop and document our methodology to determine our allowance for loan losses, and classes, a level of information below the portfolio segment that provides an understanding as to the nature and extent of exposure in our loan portfolio. For reporting purposes, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the way we develop and document our allowance for loan losses. FDIC codes are based on the underlying loan collateral.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Total	% of total	Total	% of total

Commercial real estate	$543,683	65.9%	$573,822	66.8%
Single-family residential	175,332	21.3	178,980	20.8
Commercial and industrial	48,624	5.9	47,812	5.6
Consumer	50,884	6.2	52,652	6.1
Other	6,050	0.7	6,317	0.7

Total loans	$824,573	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(60,346)		(66,157)

Loans, gross	$764,227		$793,426

Loans included in the preceding loan composition table are net of participations sold. Participations sold reflect two loans totaling $12.3 million at March 31, 2011 and $12.5 million at December 31, 2010. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $424.0 million and $423.6 million at March 31, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. At March 31, 2011 and December 31, 2010, $362.9 million and $393.7 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $87.0 million and $92.5 million, respectively, was available as lendable collateral.

At March 31, 2011 and December 31, 2010, $10.8 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations. General. During 2009, 2010 and continuing into 2011, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. In addition, we are evaluating the potential sale, individually or in bulk, of performing and nonperforming commercial loans. In September 2010, we began marketing for sale commercial loans to reduce our nonperforming assets and concentration in commercial real estate.

Loan Type / Industry Concentration. The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$112,579	$8,884	$121,463	14.7%	91.8%
Multifamily residential	18,143	7,475	25,618	3.1	19.4
Nonfarm nonresidential	352,977	43,625	396,602	48.1	299.8

Total loans secured by commercial real estate	$483,699	$59,984	$543,683	65.9%	411.0%

The following table further categorizes loans secured by commercial real estate at March 31, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$43,714	$1,161	$44,875	5.4%	33.9%
Land development - commercial	12,515	463	12,978	1.6	9.8
Land development - residential	41,541	7,260	48,801	5.9	36.9
Commercial construction:	—
Retail	4,420	—	4,420	0.5	3.3
Office	239	—	239	0.0	0.2
Multifamily	1,250	—	1,250	0.2	1.0
Industrial and warehouse	930	—	930	0.1	0.7
Miscellaneous commercial	3,312	—	3,312	0.4	2.5

Total development commercial real estate loans	107,921	8,884	116,805	14.1	88.3

Existing and other commercial real estate loans
Secured by:
Hotel / motel	18,143	7,475	25,618	3.1	19.4
Retail	55,764	33,378	89,142	10.8	67.4
Office	15,735	4,313	20,048	2.4	15.2
Multifamily	23,270	1,409	24,679	3.0	18.7
Industrial and warehouse	11,945	1,489	13,434	1.6	10.2
Healthcare	12,891	—	12,891	1.6	9.7
Miscellaneous commercial	115,207	2,570	117,777	14.3	89.0
Residential construction - speculative	863	—	863	0.1	0.6

Total existing and other commercial real estate loans	253,818	50,634	304,452	36.9	230.2

Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	118,165	466	118,631	14.4	89.7
Commercial construction - owner occupied	1,711	—	1,711	0.2	1.3
Residential construction - contract	2,084	—	2,084	0.3	1.5

Total commercial real estate owner occupied and residential loans	121,960	466	122,426	14.9	92.5

Total loans secured by commercial real estate	$483,699	$59,984	$543,683	65.9%	411.0%

Asset Quality. Given the negative credit quality trends that began in 2008, accelerated during 2009, and continued through 2010 and into 2011, we have performed extensive analysis of our non-consumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status, and collateral valuation of the loans by the loan officers, our senior management team, external consultants, and an external loan review firm. Of particular significance is that these reviews have currently identified 30 specifically identified borrower relationships (43 individual loans) that have resulted in $73.6 million (62%) of the $118.9 million of net loan charge-offs, writedowns on loans held for sale, and writedowns on foreclosed assets recorded in the past nine quarters. In general, these loans have one or more of the following common characteristics:

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

In general, our entire commercial real estate loan portfolio has been negatively impacted by the challenging economic environment that began in 2008. However, this pool of loans is the primary contributor to our deteriorated asset quality, charge-offs, and resulting net loss over the past nine quarters. In addition, this pool of loans has exhibited a loss given default much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing customers that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

As part of the credit quality plan, to continue addressing the impact of the economic environment on our loan portfolio, we are continuing our detailed review of the loan portfolio and are focused on executing detailed loan workout plans for all of our problem loans led by a team of seasoned commercial lenders and using external loan workout consulting expertise. It is clear that some of our borrowers are continuing to face financial stress manifesting itself in the following ways:

•	Decreased cash flows from the underlying properties supporting the loans,

•

Personal cash flows from the borrowers themselves and guarantors under pressure due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and

•

Declining fair values of real estate related assets, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

We also continue to review our lending policies and procedures and credit administration function. To this end, during 2009, 2010, and thus far in 2011 we implemented several enhancements as follows:

•

Construction draws: In 2009, we centralized the oversight and disbursement of construction draws to contractors working for borrowers, and hired a construction draw manager to review advance requests before funds are advanced to borrowers.

•

Loan Policy: In 2009, 2010 and 2011, we amended our loan policy to, among other changes, adjust lending limit approval authorities, prohibit out-of-market loans to borrowers for which we do not have a previously existing relationship, prohibit brokered loans and update for new regulatory appraisal guidelines.

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

•

Training: During 2010 and 2011, we conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, Small Business Administration programs and credit underwriting.

At March 31, 2011, nonperforming assets decreased $10.0 million (9.0%) from December 31, 2010, representing a total decline of 28.6% from the peak at March 31, 2010 and the fourth consecutive quarterly decline. However, we continue to have a high-risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009

Construction, land development and other land loans	$52,386	$52,528	$42,914	$37,733	$54,347	$47,901
Multifamily residential	7,475	7,943	8,022	9,352	9,827	9,844
Nonfarm nonresidential	14,063	18,781	25,787	28,200	31,910	23,330
Single-family real estate, revolving, open end loans	875	998	987	535	279	127
Single-family real estate, closed end, first lien	7,395	7,607	6,473	7,991	7,801	7,079
Single-family real estate, closed end, junior lien	606	866	969	633	392	446
Commercial and industrial	1,795	2,197	4,776	6,330	7,917	7,475
Credit cards	26	26	400	398	298	372
All other consumer	478	459	445	433	362	312
Farmland	—	—	—	48	48	50

Total nonaccrual loans	85,099	91,405	90,773	91,653	113,181	96,936

Real estate acquired in settlement of loans	16,244	19,983	22,508	26,521	28,867	27,826

Repossessed automobiles acquired in settlement of loans	141	104	130	106	113	188

Total foreclosed assets	16,385	20,087	22,638	26,627	28,980	28,014

Total nonperforming assets	$101,484	$111,492	$113,411	$118,280	$142,161	$124,950

Less: Nonaccrual commercial loans held for sale	(22,654)	(27,940)	(47,957)	—	—	—

Adjusted nonperforming assets	$78,830	$83,552	$65,454	$118,280	$142,161	$124,950

Loans*	$824,573	$859,583	$916,128	$967,244	$1,010,247	$1,040,312

Total assets	1,333,211	1,355,247	1,379,632	1,386,959	1,347,564	1,435,763

Total nonaccrual loans as a percentage of:
loans* and foreclosed assets	10.12%	10.39%	9.67%	9.22%	10.89%	9.07%
total assets	6.38	6.74	6.58	6.61	8.40	6.75

Total nonperforming assets as a percentage of:
loans* and foreclosed assets	12.07%	12.67%	12.08%	11.90%	13.68%	11.70%
total assets	7.61	8.23	8.22	8.53	10.55	8.70

*	includes gross loans and commercial loans held for sale

Loans placed in nonaccrual status during the three months ended March 31, 2011 resulted from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that full payment of principal or interest was not expected due to personal cash flows from the borrowers and guarantors being inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans, or a decline in fair values of the collateral resulting in lower cash proceeds from property sales. Loans migrating into nonaccrual status in the first quarter 2011 totaled $10.1 million compared to an average of $27 million the previous seven quarters.

Nineteen loans with a balance greater than $1 million comprised approximately 59% of our nonaccrual loans at March 31, 2011. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans

Residential / residential lots / golf course development	$37,442	44%
Multifamily residential	6,995	8
Real estate for commercial use	4,367	5
Marina	1,198	2

Total nonaccrual loans > $1 million secured by commercial real estate	$50,002	59%

Additionally, five of these loans (25% based on the principal balance at March 31, 2011) were purchased participations and six of these loans (26% based on the principal balance at March 31, 2011) are out-of-market loans. In 2009, we amended our loan policy to preclude originating any new loans of these kinds.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $500 thousand would have been reported during the three months ended March 31, 2011 had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the changes in the Foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $3.3 million (two properties) at March 31, 2011.

	At and for the three months ended March 31,
	2011	2010
Foreclosed real estate, beginning of period	$19,983	$27,826
Plus: New foreclosed real estate	3,764	3,893
Less: Proceeds from sale of foreclosed real estate	(6,988)	(2,053)
Less: Gain on sale of foreclosed real estate	81	271
Less: Provision charged to expense	(596)	(1,070)

Foreclosed real estate, end of period	$16,244	$28,867

The following table summarizes the Foreclosed real estate portfolio, by FDIC code, at March 31, 2011 (in thousands).

Construction, land development, and other land loans	$6,320
Single-family residential	1,826
Nonfarm, nonresidential	8,098

Total real estate acquired in settlement of loans	$16,244

Four individual properties greater than $1 million comprised approximately 42% of our foreclosed real estate portfolio at March 31, 2011. Of these properties, 45% were mixed used retail / office, 17% were retail offices, 23% were residential lots, and 15% were commercial lots. Additionally, none of these properties were participations. One of the four was the result of out-of-market loans.

These properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the current real estate environment and the continued downward trend in third party appraised values.

During the three months ended March 31, 2011, we sold 14 properties with an aggregate net carrying amount of $5.9 million in total foreclosed real estate sales at a net gain of $81 thousand.

Subsequent to March 31, 2011, 7 properties with an aggregate net carrying amount of $174 thousand were sold at an immaterial loss. At April 26, 2011, 9 additional properties with an aggregate net carrying amount of $2.0 million were under contract for sale scheduled to close in the second quarter of 2011.

We are actively addressing the elevated level of nonperforming assets and will continue to be aggressive in working to resolve these issues as quickly as possible. For problem assets identified, we prepared written workout plans that are borrower-specific to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral. We are also actively marketing for sale certain commercial loans. However, given the nature of the projects related to such loans and the distressed values within the real estate market, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that current negative asset quality trends may continue for coming periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower, for example, reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender. As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At March 31, 2011, the principal balance of troubled debt restructurings, in gross loans and commercial loans held for sale, totaled $53.3 million, of which loans totaling $18.2 million are classified as commercial loans held for sale. In addition, at March 31, 2011, $3.4 million troubled debt restructurings were also in nonaccrual status.

Historically, we have not split loans into two legally separate loans. However, at March 31, 2011, we had four loans that had been legally split into separate loans (commonly referred to as an A/B loan structure), with both the A and B loans accounted for as troubled debt restructures. Restructuring these loans into legally separate loans resulted in charge-offs of $381 thousand of the B loans during the three months ended March 31, 2011. Additionally, an additional charge-off of $181 thousand was taken during the first quarter of 2011 related to a loan that had been legally split during 2010. All of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at March 31, 2011 were $8.2 million and $11.2 million, respectively.

Fourteen individual loans greater than $1 million comprised $41.4 million (78%) of our troubled debt restructurings, including commercial loans held for sale, at March 31, 2011. Two of the loans experienced rate concessions, two experienced term concessions, six experienced rate and term concessions, and four experienced a reduction in required principal paydowns. At March 31, 2011, 13 of the loans totaling $39.9 million are performing as expected under the new terms.

A troubled debt restructuring can be removed from this classification in years after the restructuring if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement. For the three months ended March 31, 2011, one troubled debt restructuring of $876 thousand was removed from troubled debt restructuring status as it was performing in accordance with its restructured terms.

In April 2011, the FASB issued ASU 2011-02. We are currently evaluating the potential impact of this new standard on our loan portfolio and allowance for loan losses.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the borrower or of the collateral pledged, if any, have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan, and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of March 31, 2011, total potential problem loans (loans classified as substandard and doubtful) totaled $112.9 million, of which $33.6 million were in commercial loans held for sale. Total potential problem loans decreased 23.2% from their peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses remained relatively flat at $27.0 million, or 3.53% of gross loans, at March 31, 2011, compared to $26.9 million, or 3.39%, at December 31, 2010. The increasing coverage percentage is a function of a decreasing loan portfolio. We believed it was appropriate for the provision for loan losses to cover net charge-offs in the first quarter 2011 as we continue to have high levels of classified and criticized assets and nonperforming loans. While we have been actively deleveraging our commercial real estate portfolio since 2009, we still maintain a heavy concentration in commercial real estate loans. In addition, appraised values on commercial real estate may be starting to stabilize, although it is too soon to conclude that the values have hit bottom.

The March 31, 2011 allowance for loan losses, and, therefore indirectly the provision for loan losses for the three months ended March 31, 2011, was determined based on the following specific factors, though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased to 14.7% of the loan portfolio, including commercial loans held for sale, at March 31, 2011 from 15.9% at December 31, 2010,

•

The asset quality trends in our loan portfolio, including a high level of nonperforming assets at March 31, 2011, which while still at an elevated level, decreased for the past four consecutive quarters,

•

The trend in our criticized and classified loans, which while still at an elevated level, decreased 4.6% and 6.4%, respectively, from the previous quarter and represents the fourth consecutive quarterly decline,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews, and

•	Our individual impaired loan analysis which identified:

•	Continued stress on borrowers given increasing lack of liquidity and limited bank financing and credit availability, and

•	Depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended March 31,		At and for the year ended December 31,
	2011	2010	2010
Allowance for loan losses, beginning of period	$26,934	$24,079	$24,079

Provision for loan losses	5,500	10,750	47,100

Less: Allowance reclassified as commercial loans held for sale valuation allowance	—	—	2,358

Less: Allowance reclassified in credit card portfolio sale	—	—	452

Loan charged-off
Commercial real estate	4,145	5,270	33,481
Single-family residential	856	1,176	4,214
Commercial and industrial	435	282	3,135
Consumer	170	514	1,483
Other	183	—	647

Total loans charged-off	5,789	7,242	42,960

Recoveries
Commercial real estate	35	363	544
Single-family residential	50	66	98
Commercial and industrial	30	145	154
Consumer	56	265	729
Other	138	—	—

Total loans recovered	309	839	1,525

Net loans charged-off	5,480	6,403	41,435

Allowance for loan losses, end of period	$26,954	$28,426	$26,934

Average gross loans	$779,306	$1,028,302	$943,101

Ending gross loans	764,227	1,010,247	793,426

Nonaccrual loans	85,099	113,181	91,405

Net loans charged-off as a percentage of average gross loans	2.85%	2.53%	4.39%

Allowance for loan losses as a percentage of ending gross loans	3.53	2.81	3.39

Allowance for loan losses as a percentage of nonaccrual loans	31.67	25.12	29.47

In addition to loans charged-off in their entirety in the ordinary course of business, included within loans charged-off for the three months ended March 31, 2011 were $4.3 million in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell, which are generally based on fair values from third party appraisals.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated to be potential impaired loans includes all troubled debt restructurings and all loans with interest reserves, as well as significant individual loans classified as doubtful or on nonaccrual status. At March 31, 2011, we had one loan totaling $3.0 million with a Bank-funded interest reserve. Based on its performance, this loan was not considered impaired.

In situations where a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment, which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At March 31, 2011, $79.1 million of our loans evaluated individually for impairment, including commercial loans held for sale, were valued based on collateral value, $27.4 million were valued based on discounted future cash flows and $1.6 million were valued based on a loan’s observable market price.

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

The following table summarizes the composition of and information relative to impaired loans, by class, at March 31, 2011 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$35,123	$54,143		$8,884	$21,699	$44,007	$75,842
Multifamily residential	—	—		7,475	13,543	7,475	13,543
Nonfarm nonresidential	4,343	8,006		18,985	28,584	23,328	36,590

Total commercial real estate	39,466	62,149		35,344	63,826	74,810	125,975

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,292	7,161		362	482	2,654	7,643
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,292	7,161		362	482	2,654	7,643

Commercial and industrial	93	3,106		—	—	93	3,106

Total impaired loans with no related allowance recorded	$41,851	$72,416		$35,706	$64,308	$77,557	$136,724

With an allowance recorded:
Construction, land development and other land loans	$9,805	$9,805	$3,911			$9,805	$9,805	$3,911
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	17,457	21,684	2,340			17,457	21,684	2,340

Total commercial real estate	27,262	31,489	6,251			27,262	31,489	6,251

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,791	1,791	147			1,791	1,791	147
Single-family real estate, closed end, junior lien	162	162	55			162	162	55

Total single-family residential	1,953	1,953	202			1,953	1,953	202

Commercial and industrial	1,367	1,436	796			1,367	1,436	796

Total impaired loans with an allowance recorded	$30,582	$34,878	$7,249			$30,582	$34,878	$7,249

Total:
Construction, land development and other land loans	$44,928	$63,948	$3,911	$8,884	$21,699	$53,812	$85,647	$3,911
Multifamily residential	—	—	—	7,475	13,543	7,475	13,543	—
Nonfarm nonresidential	21,800	29,690	2,340	18,985	28,584	40,785	58,274	2,340

Total commercial real estate	66,728	93,638	6,251	35,344	63,826	102,072	157,464	6,251

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,083	8,952	147	362	482	4,445	9,434	147
Single-family real estate, closed end, junior lien	162	162	55	—	—	162	162	55

Total single-family residential	4,245	9,114	202	362	482	4,607	9,596	202

Commercial and industrial	1,460	4,542	796	—	—	1,460	4,542	796

Total impaired loans	$72,433	$107,294	$7,249	$35,706	$64,308	$108,139	$171,602	$7,249

Interest income recognized on impaired loans during the three months ended March 31, 2011 was $621 thousand. The average balance of total impaired loans was $107.9 million for the same period.

At December 31, 2010, the balance of impaired loans, including commercial loans held for sale, was $107.7 million. Of that balance, $24.9 million of the impaired loans had a related allowance for loan losses of $6.3 million. The average balance of impaired loans was $105.7 million for the year ended December 31, 2010 and $102.1 million for the three months ended March 31, 2010.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year look-back period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, during 2010 and 2011 we also used a three-year look-back period for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the March 31, 2011 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses, by portfolio segment, at March 31, 2011 (in thousands).

	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934
Provision for loan losses	3,983	936	479	57	45	5,500

Loan charge-offs	4,145	856	435	170	183	5,789
Loan recoveries	35	50	30	56	138	309

Net loans charged-off	4,110	806	405	114	45	5,480

Allowance for loan losses, end of period	$18,852	$4,191	$2,566	$1,318	$27	$26,954

Individually evaluated for impairment	$6,251	$202	$796	$—	$—	$7,249

Collectively evaluated for impairment	12,601	3,989	1,770	1,318	27	19,705

Allowance for loan losses, end of period	$18,852	$4,191	$2,566	$1,318	$27	$26,954

Gross loans, end of period:
Individually evaluated for impairment	$66,728	$4,245	$1,460	$—	$—	$72,433

Collectively evaluated for impairment	416,971	170,725	47,164	50,884	6,050	691,794

Total gross loans	$483,699	$174,970	$48,624	$50,884	$6,050	$764,227

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

We believe that the allowance for loan losses at March 31, 2011 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Commercial Loans Held for Sale Valuation Allowance. At March 31, 2011, commercial loans held for sale are carried at the lower of cost or fair value, and reflect a valuation allowance of $853 thousand recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $60.3 million. A valuation allowance is recorded against the loans held for sale for the excess of the recorded investment in the loan over the fair value less estimated selling costs.

In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the first quarter 2011 and are expected to continue through 2011. We are evaluating the bids received on a loan-by-loan basis and are balancing the desire to reduce problem loans with preservation of capital. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on certain assets improved in the first quarter 2011, such prices continue to reflect heavy discounting. In many cases, we have not accepted such discounted bids. In certain cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order.

Writedowns of $1.1 million were recorded in the first quarter 2011 to reduce the value of these assets to fair value, which was based on updated appraisals received during the first quarter, less estimated costs to sell, or internal valuations, as applicable.

The following table summarizes activity within commercial loans held for sale and the related valuation allowance, at the dates and for the periods indicated (in thousands).

	Commercial loans held for sale, prior to valuation allowance	Valuation allowance on commercial loans held for sale
Beginning balance at December 31, 2010	$68,491	$2,334

Additions:
Loans held for investment transferred to loans held for sale	1,224	—
Net recovery of valuation for ending loans held for sale	—	(36)

Total additions	1,224	(36)

Reductions:
Loans held for sale sold	1,974	—
Transfers to foreclosed real estate	3,319	163
Direct writedowns on loans held for sale	2,624	1,282
Net paydowns	598	—

Total reductions	8,515	1,445

Ending balance at March 31, 2011	$61,200	$853

Premises and Equipment, net

Premises and equipment, net decreased by $37 thousand (0.1%) during the three months ended March 31, 2011.

At March 31, 2011, a vacant bank-owned branch facility with a net book value of $235 thousand is under contract for sale and included in Other assets in the Consolidated Balance Sheets, and in April 2011 the Company began marketing for sale vacant land with a book value of $728 thousand.

Deferred Tax Asset, net

As of December 31, 2010, prior to any valuation allowance, gross deferred tax assets totaling $25.9 million and gross deferred tax liabilities totaling $5.4 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under the Internal Revenue Code, and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset in the amount of $20.5 million through a charge against income tax expense (benefit) at December 31, 2010. At March 31, 2011, as a result of the first quarter loss, gross deferred tax assets increased to $28.2 million while gross deferred tax liabilities declined to $5.3 million. Based on a continued evaluation of the factors considered at December 31, 2010, including the limitation on the future utilization of net operating losses as discussed below, we recorded an additional valuation allowance against the net deferred tax asset to fully offset the income tax benefit that otherwise would have been recorded.

The Private Placement that was consummated on October 7, 2010 was considered a change in control under the Internal Revenue Code. Accordingly, we were required to determine the potential limitation or deferral of our ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses as of October 7, 2010, which also limits the amount of net operating losses that may be used in the future. As a result of our analysis, we currently estimate that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at March 31, 2011 and December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and therefore how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$156,323	13.3%	$141,281	12.0%
Interest-bearing transaction deposit accounts	296,757	25.2	292,827	25.0

Transaction deposit accounts	453,080	38.5	434,108	37.0

Money market deposit accounts	149,902	12.7	143,143	12.2
Savings deposit accounts	55,159	4.7	49,472	4.2
Time deposit accounts	519,549	44.1	546,639	46.6

Total deposits	$1,177,690	100.0%	$1,173,362	100.0%

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

We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We are also revising our existing fees (some increases and some decreases) and eliminating existing fees or implementing new fees based on our analysis of our fee structure in relation to our costs and competitor fees, with various implementation dates generally between October 1, 2010 and March 1, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In December 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit-card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The results of this proposed legislation may impact our interchange income from debit card transactions in the future.

As a result of the Private Placement in October 2010, we did not pursue retention of higher priced certificates of deposits that matured in the fourth quarter 2010 and first quarter 2011.

At March 31, 2011, traditional deposit accounts as a percentage of liabilities were 96.7% compared with 94.5% at December 31, 2010. Interest-bearing deposits decreased $10.7 million during the three months ended March 31, 2011, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $15.0 million during the same period, primarily as a result of focused efforts to grow core deposits and seasonal increases in balances. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250,000. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program enhanced our ability to retain customer deposits. As a result of the Dodd-Frank Act, the voluntary TAGP program ended on December 31, 2010, and all institutions were required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There is not a separate assessment for this as there was for institutions participating in the TAGP program.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 4.5% at December 31, 2010 to 2.4% at March 31, 2011. The decrease was due to less reliance on such borrowed funding sources as liquidity was provided through core deposit growth, and cash retention of proceeds from loan payments and maturing securities. We also utilized excess cash balances in January 2011 to prepay $30.0 million of FHLB advances.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Total	% of total	Total	% of total
Retail repurchase agreements	$23,641	82.5%	$20,720	37.2%
FHLB advances	5,000	17.5	35,000	62.8

Total borrowed funds	$28,641	100.0%	$55,720	100.0%

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

Correspondent Bank Line of Credit. At March 31, 2011, the Company had access to an unsecured line of credit from a correspondent bank. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Correspondent bank line of credit accomodations	$5,000	$5,000

Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$5,000	$5,000

In April 2011, we obtained an uncommitted overnight variable rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be require to pledge investment securities with a fair vale equal to approximately 110% of the amount borrowed. These correspondent bank lines of credit funding source may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances and letters of credit. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages, as calculated by the FHLB. Effective March 2011, we may borrow from the FHLB for terms up to 3 years, subject to availability of collateral. Previously, from January 2010 to March 2011 the maximum maturity for potential borrowings was overnight.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31, 2011	December 31, 2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$86,977	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	23,273	46,275

Advances and letters of credit
FHLB advances	(5,000)	(35,000)
Letters of credit	(50,000)	(50,000)

Excess	54,985	53,303

At March 31, 2011, the Company had one outstanding FHLB advance totaling $5 million. The advance bears interest at a fixed rate of 3.61% and matures in April 2013. This FHLB advance is subject to a prepayment fee in the event of full or partial repayment prior to maturity.

In January 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $30.0 million of FHLB advances.

Federal Reserve Discount Window. We have established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. Our maximum maturity for potential borrowings is overnight. Although we have not drawn on this availability since established in 2009, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used for operational issues. Further, the Federal Reserve has the discretion to deny approval of borrowing requests.

Capital

At March 31, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes key performance indicators related to capital at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended March 31,
	2011		2010
Total shareholders’ equity	$115,845		$70,978
Average shareholders’ equity	120,042		76,648

Shareholders’ equity as a percentage of assets	8.69%		5.27%
Average shareholders’ equity as a percentage of average assets	9.08		5.60

Cash dividends per common share	$—		$—
Dividend payout ratio	n/a	%	n/a	%

Accumulated Other Comprehensive Loss. The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	For the three month periods ended March 31,
	2011	2010
Net Unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(140)	1,884
Income tax (expense) benefit	53	(715)
Less: Reclassification adjustment for (gains) losses included in net (loss) income	—	(8)
Income tax expense (benefit)	—	3

	(87)	1,164

Balance, end of period	1,177	1,470

Net Unrealized Gains on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)
Other comprehensive loss:
Impact of FASB ASC 715	—	—
Income tax benefit	—	—

	—	—

Balance, end of period	(7,843)	(7,266)

	$(6,666)	$(5,796)

Total other comprehensive income (loss), end of period	$(87)	$1,164
Net loss	(6,080)	(5,292)

Comprehensive loss	$(6,167)	$(4,128)

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

Basel III. Internationally, both the Basel Committee and the Financial Stability Board (established in April 2009 by the G-20 Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system through Basel III. In September 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text that outlines the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

Private Placement. In October 2010 we consummated a private placement in which institutional investors purchased $103.9 million of shares of the Company’s common stock at $2.60 per share. As a result, the Company’s and the Bank’s capital adequacy ratios exceed the minimum capital adequacy ratios to be categorized as “well-capitalized” and those required by the Consent Order for the Bank.

In addition, the investors have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s shareholders as of the close of business on October 6, 2010. With respect to our legacy shareholders, at December 31, 2010, we had issued 776,123 shares of common stock for proceeds of $2.0 million, and in January 2011 we issued an additional 453,906 shares for proceeds of $1.2 million. Under the terms of the Private Placement, the institutional investors who participated in the Private Placement had the right to purchase any unsubscribed shares from the follow-on offering to the legacy shareholders. As a result, in the first quarter 2011, we issued to these institutional investors 2,616,124 shares of common stock at $2.60 per share for net proceeds of $6.8 million, resulting in the $10 million offering being fully subscribed. The net proceeds of the offerings were contributed to the Bank as an additional capital contribution.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Due to the Consent Order we may not accept brokered deposits unless the FDIC grants a waiver. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such a funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010, the FDIC notified us that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas. The FDIC has informed us that this high-rate determination is also effective for 2011.

The balance of gross deferred income taxes at March 31, 2011 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable, given the financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition - Deferred Tax Asset, we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Based on our evaluation of the deferred tax asset at March 31, 2011, we recorded an incremental valuation allowance to fully offset our deferred tax asset at March 31, 2011.

Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At March 31, 2011, all of our net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. The evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods.

Since March 31, 2011, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

Equity. We have authorized common stock and preferred stock of 75 million and 2.5 million shares, respectively. In the Private Placement, 39,975,980 shares of common stock were issued in October 2010, 1,230,029 shares were issued in connection with the follow-on offering to legacy shareholders as of October 6, 2010, and 2,616,124 shares were issued to the institutional investors in the Private Placement in the first quarter 2011, resulting in remaining authorized but unissued common shares of 24,486,278 at April 26, 2011. To date, we have not issued any shares of preferred stock.

Government Financing. We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 based on our evaluation of the merits of the program at that time.

In September 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “SBLF”). The SBLF, which was enacted as part of the Act, a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and their guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011. Based on the program criteria, we decided not to participate in the SBLF.

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

One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. While we intend to list our common stock on NASDAQ, no assurances can be provided at this time that we will meet such listing requirements or be granted approval by the NASDAQ to be listed.

Derivative Activities

See Part I – Financial Information, Item 1. Financial Statements, Note 17 for disclosures regarding our derivative financial instruments and hedging activities.

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

Liquidity resources and balances at March 31, 2011, contained herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed to date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns, resulting in retained and new certificates of deposit through June 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and therefore we have not utilized any special campaigns. In addition, given our cash position, beginning in the fourth quarter 2010 and continuing into the first quarter 2011, we are not pursuing special CD campaigns and have reduced our deposit pricing to allow our higher priced CDs to roll off as they mature.

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. In April 2011, we entered into a Master Repurchase Agreement resulting in a new line of credit from a correspondent bank totaling $25 million.

•	Accelerating the filing of income tax refund claims resulting in refunds received totaling $27.6 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Following the consummation of our Private Placement in October 2010, we have redeployed, through March 31, 2011, $208.5 million of this cash into investment securities and prepaid $91 million of FHLB advances which were scheduled to mature in January through April 2011. We will continue to monitor the level of cash balances in relation to expected liquidity needs and may make further purchases of investment securities during 2011.

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

Lending Commitments and Standby Letters of Credit. See Part I – Financial Information, Item 1. Financial Statements, Note 16 contained herein for disclosures regarding our commitments, guarantees, and other contingencies.

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

In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009. Subsequent to the first quarter 2009, the Board of Directors suspended the quarterly common stock dividend. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, payment of a dividend on our common stock requires prior notification to and non-objection from the applicable banking regulators. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Long-Term Contractual Obligations. In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at March 31, 2011 (in thousands) except obligations for employee benefit plans as these obligations are paid from separately identified assets. See Note 13, Employee Benefit Plans, for discussion regarding these employee benefit plans.

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$333,876	$181,849	$3,789	$35	$519,549

There have been no other significant changes in future real property operating lease obligations or FHLB advances as reported in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

Short-Term Contractual and Noncontractual Obligations. There have been no significant changes in short-term contractual or noncontractual obligations as reported in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

First Quarter 2011 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended March 31,
			Dollar variance	Percent variance
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$105	$67	$38	56.7%
Dividends received on FHLB stock	14	4	10	250.0
Interest earned on investment securities available for sale	1,306	1,203	103	8.6
Interest and fees earned on loans	11,569	13,605	(2,036)	(15.0)

Total interest income	12,994	14,879	(1,885)	(12.7)

Interest expense
Interest paid on deposits	2,676	3,563	(887)	(24.9)
Interest paid on retail repurchase agreements	11	14	(3)	(21.4)
Interest paid on commercial paper	—	10	(10)	(100.0)
Interest paid on FHLB borrowings	49	493	(444)	(90.1)

Total interest expense	2,736	4,080	(1,344)	(32.9)

Net interest income	10,258	10,799	(541)	(5.0)

Provision for loan losses	5,500	10,750	(5,250)	(48.8)

Net interest income after provision for loan losses	4,758	49	4,709	9,610.2

Noninterest income
Service charges on deposit accounts, net	1,762	1,950	(188)	(9.6)
Fees for trust and investment management and brokerage services	691	651	40	6.1
Mortgage-banking	376	429	(53)	(12.4)
Automatic teller machine	232	231	1	0.4
Merchant services	10	794	(784)	(98.7)
Bankcard services	76	156	(80)	(51.3)
Investment securities gains, net	—	8	(8)	(100.0)
Other	425	278	147	52.9

Total noninterest income	3,572	4,497	(925)	(20.6)

Noninterest expense
Salaries and other personnel	6,551	6,137	414	6.7
Occupancy	1,183	1,171	12	1.0
Furniture and equipment	985	967	18	1.9
Professional services	510	547	(37)	(6.8)
FDIC deposit insurance assessment	958	715	243	34.0
Marketing	414	295	119	40.3
Foreclosed real estate writedowns and expenses	833	1,012	(179)	(17.7)
Loss on commercial loans held for sale	1,151	—	1,151	100.0
Other	1,773	2,036	(263)	(12.9)

Total noninterest expense	14,358	12,880	1,478	11.5

Net loss before provision (benefit) for income taxes	(6,028)	(8,334)	2,306	(27.7)

Provision (benefit) for income taxes	52	(3,042)	3,094	(101.7)

Net loss	$(6,080)	$(5,292)	$(788)	14.9%

Common and per share data
Net loss - basic	$(0.12)	$(0.82)	$0.70	(85.4)%
Net loss - diluted	(0.12)	(0.82)	0.70	(85.4)
Cash dividends	—	—	—	—
Book value	2.29	10.93	(8.64)	(79.0)

Weighted average common shares outstanding - basic	49,453,501	6,455,598
Weighted average common shares outstanding - diluted	49,453,501	6,455,598

Summary

Historically, our earnings were driven primarily by a high net interest margin, which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the reduction of 500 to 525 basis points in interest rates by the Federal Reserve in 2007 and 2008, we have become much more focused on increasing our noninterest income and managing expenses. In addition, we are realigning our lending focus to originate higher yielding loan portfolio segments with lower historical loss rates. To further accelerate efforts to improve our earnings, we engaged external strategic consulting firms in 2010 that specialize in assessment of banking products and services, revenue enhancements, and efficiency reviews.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At March 31, 2011, loans aggregating $218.8 million had interest rate floors, of which $199.4 million had floors greater than or equal to 5%. In 2010 and into 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates, during 2010 we also borrowed longer-term advances from the FHLB, and extended maturities on certain CD specials to lock in the low interest rates at the time of the specials. In December 2010 and January 2011, we used excess cash earning 25 basis points to prepay $91.0 million of FHLB advances bearing interest at an average rate of 1.58%.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We also revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. We anticipate further fee increases related to other Company-provided services during 2011.

•

Regarding noninterest expenses, we identified specific noninterest expense reductions and are continuing to review other expense areas for additional reductions. These expense reductions have been and will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services product line and entered into a referral and services agreement with Global Direct, which resulted in a net gain of $587 thousand. Similarly, in December 2010 we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc., resulting in a net gain of $1.2 million.

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

During the second half of 2008 and continuing through 2011, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income totaled $10.3 million for the three months ended March 31, 2011 compared with $10.8 million for the three months ended March 31, 2010. Overall, interest income for the three months ended March 31, 2011 was negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008 and a continuation of this low rate environment into 2011. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit interest rate levels. We have also implemented interest rate floors on loans. At March 31, 2011, loans aggregating $218.8 million had interest rate floors, of which $199.4 million had floors greater than or equal to 5%.

•	Foregone interest on nonaccrual loans for the three months ended March 31, 2011 totaled $500 thousand.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $860 thousand for the three months ended March 31, 2011 when compared with investing these funds at the average yield of 2.29% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we have begun redeploying this cash balance into investment securities and also prepaid $91 million of FHLB advances in December 2010 and January 2011 that were scheduled to mature in January through April 2011.

•

Reduction of $35.0 million in gross loans and commercial loans held for sale during the three months ended March 31, 2011 as repayments, sales and charge-offs outpaced new loan originations given limited loan demand from credit-worthy borrowers.

Average Balance Sheets and Net Interest Income / Margin Analysis. The following table summarizes our average balance sheets and net interest income / margin analysis for the periods indicated (dollars in thousands). Our yields on interest-earning assets and rates paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the three months ended March 31,
	2011			2010
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$184,437	$105	0.23%	$126,593	$67	0.21%
FHLB stock	6,785	14	0.84	7,010	4	0.23
Investment securities available for sale, taxable (1)	165,664	761	1.86	71,718	818	4.63
Investment securities available for sale, nontaxable (1)	65,512	545	3.37	45,984	385	3.40
Loans (2)	846,823	11,569	5.54	1,031,740	13,605	5.35

Total interest-earning assets	1,269,221	12,994	4.15	1,283,045	14,879	4.70

Noninterest-earning assets
Cash and cash equivalents	13,135			11,711
Allowance for loan losses	(26,301)			(23,646)
Premises and equipment, net	28,267			29,909
Goodwill	—			3,688
Accrued interest receivable	4,555			4,436
Foreclosed real estate	17,804			28,864
Income tax refund receivable	7,435			15,928
Deferred tax asset, net	—			5,358
Other	8,574			8,689

Total noninterest-earning assets	53,469			84,937

Total assets	$1,322,690			$1,367,982

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$295,779	$49	0.07%	$299,329	$61	0.08%
Money market deposit accounts	142,040	81	0.23	123,741	161	0.53
Savings deposit accounts	51,776	16	0.13	41,803	32	0.31
Time deposit accounts	525,052	2,530	1.95	536,876	3,309	2.50

Total interest-bearing deposits	1,014,647	2,676	1.07	1,001,749	3,563	1.44

Retail repurchase agreements	23,311	11	0.19	22,319	14	0.25
Commercial paper (Master notes)	—	—	—	16,671	10	0.24
Other short-term borrowings	1	—	—	2	—	—
FHLB borrowings	5,666	49	3.51	99,666	493	2.01
Convertible debt	—	—	—	4	—	—

Total interest-bearing liabilities	1,043,625	2,736	1.06	1,140,411	4,080	1.45

Noninterest-bearing liabilities
Noninterest-bearing deposits	146,666			140,753
Accrued interest payable	1,204			1,727
Other	11,153			8,443

Total noninterest-bearing liabilities	159,023			150,923

Total liabilities	1,202,648			1,291,334

Shareholders’ equity	120,042			76,648

Total liabilities and shareholders’ equity	$1,322,690			$1,367,982

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$10,258	3.28%		$10,799	3.41%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. However, there have been no changes by the Federal Reserve with regard to the targeted federal funds interest rate since December 2008.

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

	For the three months ended March 31, 2011 compared with the three months ended March 31, 2010
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$33	$5	$38
FHLB stock	—	10	10
Investment securities available for sale	192	(89)	103
Loans	(2,548)	512	(2,036)

Total interest income	$(2,323)	$438	$(1,885)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(1)	$(11)	$(12)
Money market deposit accounts	29	(109)	(80)
Savings deposit accounts	12	(28)	(16)
Time deposit accounts	(72)	(707)	(779)

Total interest paid on deposits	(32)	(855)	(887)

Retail repurchase agreements	1	(4)	(3)
Commercial paper (Master notes)	(5)	(5)	(10)
FHLB borrowings	(2,151)	1,707	(444)

Total interest expense	$(2,187)	$843	$(1,344)

Net interest income	$(136)	$(405)	$(541)

Absent the significant impact of nonaccrual loans during the three months ended March 31, 2011, the change in loans due to volume and the change due to rate for the three month period ended March 31, 2011 compared with the three month period ended March 31, 2010 was ($5.0) million and $2.9 million, respectively.

Provision for Loan Losses

Provision for loan losses decreased from $10.8 million during the three months ended March 31, 2010 to $5.5 million for the three months ended March 31, 2011. The decrease was due primarily to declining charge-offs resulting from lower levels of nonperforming assets and declines in criticized and classified assets. See also Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Service charges on deposit accounts, net	$1,762	$1,950
Fees for trust and investment management and brokerage services	691	651
Mortgage-banking	376	429
Automatic teller machine	232	231
Merchant services	10	794
Bankcard services	76	156
Investments securities gains, net	—	8
Other	425	278

Total noninterest income	$3,572	$4,497

Service Charges on Deposit Accounts, Net. Net service charges on deposit accounts comprise a significant component of noninterest income totaling 2.4% of average transaction deposit accounts for the three months ended March 31, 2011 compared with 2.6% of average transaction deposit accounts for the three month period ended March 31, 2010. The decrease in service charges on deposit accounts of $188 thousand, or 9.6%, is attributed primarily to a decrease in NSF fees resulting from a $100 courtesy overdraft line included with the MyPal checking account we began offering in March 2010, changes in customer behavior that have resulted in a reduction in the number of transactions that would otherwise result in overdrafts, and the customers with historical overdraft transactions who did not opt-in to overdraft protection in accordance with Regulation E which went into effect during the third quarter 2010.

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

Fees for Trust and Investment Management and Brokerage Services. Fees for trust and investment management and brokerage services represent income associated with wealth management and advisory services provided by the Company. The increase in this category was due to a $27 thousand increase in trust fees while brokerage services increased $13 thousand. The growth in income was due to an increase in assets under management, both from new accounts and the general increase in fair values of the underlying assets against which the fees are calculated.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the customer relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $424.0 million and $423.6 million at March 31, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2011	2010
Mortgage-servicing fees	$258	$256
Gain on sale of mortgage loans held for sale	300	343
Mortgage-servicing rights portfolio amortization and impairment	(212)	(191)
Derivative loan commitment income	59	51
Forward sales commitment loss	(75)	(76)
Other	46	46

Total mortgage-banking income	$376	$429

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.24%

Mortgage-banking income decreased $53 thousand (12.4%) from the three months ended March 31, 2010 to the three months ended March 31, 2011. Gains on sales of mortgage loans declined approximately $43 thousand (12.5%) while the expense associated with amortization and impairment of mortgage-servicing rights increased $21 thousand (11.0%) from the three months ended March 31, 2010 to the three months ended March 31, 2011. The decline in gain on sale of mortgage loans was the result of a decline in the volume of loans originated and sold over the periods. Mortgage loans held for sale originated during the three months ended March 31, 2011 and 2010 totaled $11.4 million and $15.0 million, respectively, while sales over the same periods were $16.2 million and $18.1 million, respectively. In March 2011, we completed a review of our mortgage origination and servicing business with the assistance of a third party consultant to identify opportunities to improve the profitability of this business. We are still evaluating the results of this review.

Merchant Services. Merchant services income decreased $784 thousand (98.7%) from the three months ended March 31, 2010 to the three months ended March 31, 2011. As previously described in the Executive Summary of First Quarter 2011 Financial Results, Strategic Project Plan, we are critically evaluating each of our product lines to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation, on March 31, 2010 we sold this product line and entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $559 thousand, net of transaction fees, for the three months ended March 31, 2010. Under the agreement, Global Direct provides services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services, and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer customers that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct.

Bankcard Services. Bankcard services income decreased $80 thousand (51.3%) from the three months ended March 31, 2010 to the three months ended March 31, 2011. In connection with our on-going strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc., resulting in a net gain of $1.2 million. We also entered into an interim servicing agreement to cover the period through the date the accounts are transferred to the third party’s system, a period expected not to exceed nine months from the date of the sale. In connection with the interim servicing agreement, we receive a set servicing fee per active account per month for providing servicing related functions such as payment processing, collections, customer service and billing. Based on the structure of the interim servicing agreement, the servicing fee to be received is considered adequate compensation for the services to be performed and, therefore, no servicing asset or liability was recognized in connection with the sale.

Other. Other noninterest income increased $147 thousand (52.9%) from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was primarily due to increased debit card fees resulting primarily from the MyPal checking account ($35 thousand).

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009 and 2010 and are continuing to review other expense areas for additional reductions. Examples include:

•	Freezing most employee salaries effective May 1, 2009 to February 28, 2011 and eliminating the remaining officer cash incentive plan awards under the corporate incentive plan for 2009 and 2010,

•	Reducing our Saturday banking hours from 2:00 p.m. to noon in September 2009 and converting some branch office hours on Saturdays to drive thru only in October 2010,

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations, and

•

Reducing officer perquisites, including elimination in 2010 of all bank-owned automobiles, reduction in coverage for annual physical examinations, elimination in 2010 of Company paid life insurance premiums for certain officers, and termination of officer participation in the Supplemental Executive Retirement Plan.

With the assistance from a third party consulting firm, we also reviewed our Retail Banking network from March through June 2010 and are implementing process improvements and other recommendations that we believe will result in reduced expenses. In September 2010 through January 2011, with assistance from the same consulting firm, we performed a comprehensive review of our lending process that we believe will similarly result in efficiency improvements and cost savings. Savings have also been realized resulting from more fully leveraging existing technology, implementing more advanced technology, and other process improvements. These expense reductions are partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets. We continue to review other expense areas for additional reduction opportunities.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended March 31,
	2011	2010
Salaries and other personnel	$6,551	$6,137
Occupancy	1,183	1,171
Furniture and equipment	985	967
Professional services	510	547
FDIC deposit insurance assessment	958	715
Marketing	414	295
Foreclosed real estate writedowns and expenses	833	1,012
Loss on commercial loans held for sale	1,151	—
Other	1,773	2,036

Total noninterest expense	$14,358	$12,880

Salaries and Other Personnel. Salaries and other personnel expense increased $414 thousand (6.7%) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of increased use of contract labor, employee raises generally effective February 28, 2011 after a two year salary freeze, and increased incentive compensation accruals paid for new product sales and referrals. Total full-time equivalent employees (“FTE”) at March 31, 2011 and 2010 were 385 and 409, respectively. While total FTEs declined, certain positions that became open were replaced with higher paid employees as part of our plan to recruit personnel with specific industry expertise and experience. In the first quarter 2011, additions to headcount were primarily focused in revenue generating roles such as commercial lending, trust, and retail banking. In connection with the execution of our strategic plan, we have been evaluating the proper alignment of roles and responsibilities within the Company and working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy. Occupancy costs increased slightly ($12 thousand, or 1.0%) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Decreases in maintenance costs were offset by higher repairs expense. During the first quarter 2010, as part of our strategic evaluation of proper alignment of resources, we engaged a property management firm to handle property management functions for all of our facilities. This initiative has resulted in increased efficiencies through a reduction in facilities related vendors, execution of standardized contracts, and volume based pricing.

Furniture and Equipment. Furniture and equipment expense increased $18 thousand, or 1.9%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was due to increased property taxes on leased equipment that were partially offset by lower depreciation and maintenance costs on bank-owned automobiles resulting from the sale of all Company-provided automobiles in April 2010.

Professional Services. Professional services expense decreased $37 thousand, or 6.8%, from the three months ended March 31, 2010. The decline is attributable to lower consulting expenses and accounting fees. To date, and primarily in 2010, we executed nine process improvement engagements across the Company that were facilitated by third party consultants. We expect our consulting expense to decline in 2011 as the last such planned engagement is currently in process.

FDIC Deposit Insurance Assessment. FDIC insurance premiums increased $243 thousand (34.0%) from the three months ended March 31, 2010 to the same period of 2011. The increase in FDIC insurance premiums is attributable to a higher assessment rate in 2011 based on our overall regulatory rating as well as an increase in transaction deposit balances.

In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system became effective as of April 1, 2011 and will be payable at the end of September 2011.

With the consummation of the Private Placement in October 2010 and the resulting change in the Bank’s capital classification to well-capitalized, as well as the changes to the deposit insurance assessment regulations, we project that our FDIC insurance premiums will be reduced by approximately $1.8 million in 2011 when compared with 2010, based on our 2011 budgeted level of deposits and assets.

Marketing. Marketing expense increased $119 thousand (40.3%) from the three month period ended March 31, 2010 to the same period of 2011, primarily due to increased television and radio advertising campaigns designed to increase brand awareness and to promote certain consumer lending programs. Marketing expense in the first quarter 2010 was primarily impacted by promotional efforts related to our new MyPal checking and Smart Savings deposit accounts and increased marketing related to mortgage and small business.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses decreased $179 thousand from the three months ended March 31, 2010 to the same period of 2011. The carrying value of these assets is written down to their fair value less estimated selling costs, based on currently available valuation information primarily from third party appraisals. Writedowns on 19 such properties during the first quarter of 2011 resulted in a provision charged to expense of $596 thousand. The continued high level of writedowns is due to receipts of contracts for sale and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees, and other carrying costs on our elevated level of foreclosed properties.

Loss on Commercial Loans Held for Sale. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the first quarter 2011 and are expected to continue through 2011. We are evaluating the bids received on a loan-by-loan basis and are balancing the desire to reduce problem loans with preservation of capital. In general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general, and our Company in particular, to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on certain assets improved in the first quarter 2011, such prices continue to reflect heavy discounting. In many cases, we have not accepted such discounted bids. In certain cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order.

Writedowns of $1.1 million were recorded in the first quarter 2011 to reduce the value of these assets to fair value, which was based on updated appraisals received during the first quarter, less estimated costs to sell, or internal valuations, as applicable.

During the first quarter 2011, we closed five loans, representing two relationships, with a gross book value of $2.0 million. At March 31, 2011, we had commercial loans held for sale aggregating $60.3 million.

Other. Other noninterest expense decreased $263 thousand (12.9%) during the three months ended March 31, 2011 over the same period of 2010. Included in this financial statement line item and positively impacting this decline were the following:

•	Merchant expenses eliminated during 2010 in conjunction with the sale of the merchant services product line to Global Direct resulting in a decline of $192 thousand over the periods.

•

Branch closure expense associated with banking offices previously consolidated or relocated for which leases had not yet expired or properties had not yet been subleased or sold. Two operating leases expired during 2010 resulting in a reduction in branch facilities during the three months ended March 31, 2011 over the same period of 2010 ($89 thousand).

Offsetting these positive impacts was the following:

•

During the first quarter of 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $30.0 million of FHLB advances resulting in a prepayment penalty of $136 thousand for the three months ended March 31, 2011. We did not prepay any advances during the three months ended March 31, 2010.

Provision (Benefit) for Income Taxes

Provision for income taxes was $52 thousand in the first quarter 2011 compared to an income tax benefit of $3.0 million in the first quarter 2010. The provision for income taxes in the first quarter 2011 reflects the additional valuation allowance necessary to fully offset the net deferred tax asset of $22.9 million at March 31, 2011. As discussed in Part I – Financial Information, Item 1. Financial Statements, Note 12 and Financial Condition – Deferred Tax Asset, we determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards, a valuation allowance on our net deferred tax asset was necessary. Based on projections for the remainder of 2011, we expect to maintain a full allowance against the net deferred tax asset. Additional provisions or benefits may result to the extent of changes in deferred tax liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset. The first quarter 2010 benefit is related to our ability to utilize operating losses as a carryback to offset income taxes paid in 2008.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at March 31, 2011 and December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and therefore how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Recently Issued / Adopted Authoritative Pronouncements

See Item 1. Financial Statements, Note 1, for a discussion regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2011, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	8.27%
Up 200 basis points	6.09
Up 100 basis points	3.48
Base
Down 100 basis points	0.87
Down 200 basis points	0.56
Down 300 basis points	0.36

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. Beginning with the March 31, 2011 analysis, the Company revised certain assumptions with respect to the interest rate sensitivity of its transaction account deposits to be more representative of the long-term nature of these balances and better reflect the interest rate profile of these funding sources.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2011, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

First Quarter Internal Control Changes

During the first quarter of 2011, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 16 contained herein for disclosures required by this item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

10.1	Employment Agreement by and between Palmetto Bancshares, Inc., The Palmetto Bank and Samuel L. Erwin dated March 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2011

10.2	Employment Agreement by and between Palmetto Bancshares, Inc., The Palmetto Bank and Lee S. Dixon dated March 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2011

10.3	Form of Subscription Agreement: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^	Filed with this Quarterly Report on Form 10-Q

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 20601

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin
Samuel L. Erwin
Chief Executive Officer
Palmetto Bancshares, Inc.

/s/ Roy D. Jones
Roy D. Jones
Chief Financial Officer
Palmetto Bancshares, Inc.

Date: May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement by and between Palmetto Bancshares, Inc., The Palmetto Bank and Samuel L. Erwin dated March 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2011

10.2	Employment Agreement by and between Palmetto Bancshares, Inc., The Palmetto Bank and Lee S. Dixon dated March 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2011

10.3	Form of Subscription Agreement: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2011

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002