Form 10-Q
period 2011-06-30
PALMETTO BANCSHARES INC
filed 2011-08-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(800) 725–2265

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2011
Common stock, $0.01 par value	12,726,891

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$133,803	$223,017

Total cash and cash equivalents	133,803	223,017

Federal Home Loan Bank (“FHLB”) stock, at cost	5,185	6,785
Investment securities available for sale, at fair value	280,816	218,775
Mortgage loans held for sale	789	4,793
Commercial loans held for sale	49,567	66,157

Loans, gross	770,841	793,426
Less: allowance for loan losses	(26,981)	(26,934)

Loans, net	743,860	766,492

Premises and equipment, net	26,952	28,109
Accrued interest receivable	5,182	4,702
Foreclosed real estate	15,267	19,983
Income tax refund receivable	—	7,436
Other	9,639	8,998

Total assets	$1,271,060	$1,355,247

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$152,229	$141,281
Interest-bearing	974,315	1,032,081

Total deposits	1,126,544	1,173,362

Retail repurchase agreements	24,708	20,720
FHLB borrowings	—	35,000
Accrued interest payable	845	1,187
Other	10,599	11,079

Total liabilities	1,162,696	1,241,348

Shareholders’ equity
Preferred stock
- par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	—	—
Common stock
- par value $0.01 per share; authorized 75,000,000 shares; 12,726,891 and 47,409,078 issued and outstanding at June 30, 2011 and December 31, 2010	127	474
Capital surplus	141,713	133,112
Accumulated deficit	(28,757)	(13,108)
Accumulated other comprehensive loss, net of tax	(4,719)	(6,579)

Total shareholders’ equity	108,364	113,899

Total liabilities and shareholders’ equity	$1,271,060	$1,355,247

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the three months ended June 30,
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$112	$88
Dividends received on FHLB stock	13	5
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	—	7
State and municipal (nontaxable)	918	364
Collateralized mortgage obligations (taxable)	772	276
Other mortgage-backed (taxable)	219	139
Interest and fees earned on loans	11,503	13,571

Total interest income	13,537	14,450
Interest expense
Interest paid on deposits	2,524	3,274
Interest paid on retail repurchase agreements	8	13
Interest paid on commercial paper	—	11
Interest paid on FHLB borrowings	23	408
Other	—	10

Total interest expense	2,555	3,716

Net interest income	10,982	10,734
Provision for loan losses	7,400	12,750

Net interest income (loss) after provision for loan losses	3,582	(2,016)

Noninterest income
Service charges on deposit accounts, net	1,875	2,027
Fees for trust and investment management and brokerage services	842	735
Mortgage-banking	241	180
Automatic teller machine	256	240
Merchant services	—	101
Bankcard services	49	175
Investment securities gains, Net	56	—
Other	439	271

Total noninterest income	3,758	3,729
Noninterest expense
Salaries and other personnel	6,390	6,302
Occupancy	1,146	1,148
Furniture and equipment	930	927
Professional services	553	733
FDIC deposit insurance assessment	702	981
Marketing	520	450
Foreclosed real estate writedowns and expenses	1,504	2,550
Loss on commercial loans held for sale	3,797	—
Other	2,558	1,948

Total noninterest expense	18,100	15,039

Net loss before benefit for income taxes	(10,760)	(13,326)
Benefit for income taxes	(1,191)	(4,793)

Net loss	$(9,569)	$(8,533)

Common and per share data
Net loss - basic	$(0.76)	$(5.29)
Net loss - diluted	(0.76)	(5.29)
Cash dividends	—	—
Book value	8.51	38.57
Weighted average common shares outstanding - basic	12,616,887	1,613,900
Weighted average common shares outstanding - diluted	12,616,887	1,613,900

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the six months ended June 30,
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$217	$155
Dividends received on FHLB stock	27	9
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	6	14
State and municipal (nontaxable)	1,463	749
Collateralized mortgage obligations (taxable)	1,327	889
Other mortgage-backed (taxable)	419	337
Interest and fees earned on loans	23,072	27,176

Total interest income	26,531	29,329
Interest expense
Interest paid on deposits	5,200	6,837
Interest paid on retail repurchase agreements	19	27
Interest paid on commercial paper	—	21
Interest paid on FHLB borrowings	72	901
Other	—	10

Total interest expense	5,291	7,796

Net interest income	21,240	21,533
Provision for loan losses	12,900	23,500

Net interest income (loss) after provision for loan losses	8,340	(1,967)

Noninterest income
Service charges on deposit accounts, net	3,637	3,977
Fees for trust and investment management and brokerage services	1,533	1,386
Mortgage-banking	617	609
Automatic teller machine	488	471
Merchant services	10	895
Bankcard services	125	331
Investment securities gains, Net	56	8
Other	864	549

Total noninterest income	7,330	8,226
Noninterest expense
Salaries and other personnel	12,941	12,439
Occupancy	2,329	2,319
Furniture and equipment	1,915	1,894
Professional services	1,063	1,280
FDIC deposit insurance assessment	1,660	1,696
Marketing	934	745
Foreclosed real estate writedowns and expenses	2,337	3,562
Loss on commercial loans held for sale	4,948	—
Other	4,331	3,984

Total noninterest expense	32,458	27,919

Net loss before benefit for income taxes	(16,788)	(21,660)
Benefit for income taxes	(1,139)	(7,835)

Net loss	$(15,649)	$(13,825)

Common and per share data
Net loss - basic	$(1.25)	$(8.57)
Net loss - diluted	(1.25)	(8.57)
Cash dividends	—	—
Book value	8.51	38.57
Weighted average common shares outstanding - basic	12,490,833	1,613,900
Weighted average common shares outstanding - diluted	12,490,833	1,613,900

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015
Net loss				(13,825)		(13,825)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $778					1,272
Reclassification adjustment included in net income, net of tax impact of $3					(5)

Net unrealized gain on investment securities available for sale						1,267

Comprehensive loss						(12,558)
Compensation expense related to stock options granted under equity incentive plans			15			15
Common stock issued related to restricted stock granted under equity incentive plans		27	144			171

Balance at June 30, 2010	6,495,130	$32,309	$2,758	$33,269	$(5,693)	$62,643

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899
Net loss				(15,649)		(15,649)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,159					1,895
Reclassification adjustment included in net income, net of tax impact of $21					(35)
Net unrealized gain on investment securities available for sale						1,860

Comprehensive loss						(13,789)
Compensation expense related to stock options granted under equity incentive plans			55			55
Common stock issued related to restricted stock granted under equity incentive plans	427,114	1	247			248
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
Reverse stock split, as of June 28, 2011	(38,179,331)	(379)	379			—

Balance at June 30, 2011	12,726,891	$127	$141,713	$(28,757)	$(4,719)	$108,364

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six months ended June 30,
	2011	2010
Operating Activities
Net loss	$(15,649)	$(13,825)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,191	1,201
Amortization of unearned discounts / premiums on investment securities available for sale, net	2,615	367
Decrease in income tax refunds receivable	7,436	16,048
Provision for loan losses	12,900	23,500
Gain on sales of mortgage loans held for sale, net	(452)	(501)
Loss on commercial loans held for sale	4,948	—
Writedowns, gains and losses of sales of foreclosed real estate	1,671	3,105
Writedown on premises and equipment transferred to held for sale	73	—
Loss on prepayment of FHLB advances	412	—
Investment securities gains, net	(56)	(8)
Originations of mortgage loans held for sale	(16,913)	(25,051)
Proceeds from sale of mortgage loans held for sale	21,369	27,538
Compensation expense on equity-based awards	303	186
Increase in interest receivable and other assets, net	(1,604)	(8,349)
Increase (decrease) in interest payable and other liabilities, net	(822)	1,659

Net cash provided by operating activities	17,422	25,870

Investing Activities
Proceeds from sales of investment securities available for sale	2,390	40,191
Proceeds from maturities of investment securities available for sale	39,590	27,284
Purchases of investment securities available for sale	(125,462)	(64,555)
Repayments on mortgage-backed investment securities available for sale	21,880	6,433
Proceeds from redemption of FHLB stock	1,600	—
Proceeds from sale of commercial loans held for sale	6,528	—
Repayments on commercial loans held for sale	2,392	—
Decreases in loans, net	7,042	45,775
Proceeds on sale of foreclosed real estate	8,457	6,297
Purchases of premises and equipment, net	(762)	(1,256)

Net cash (used for) provided by investing activities	(36,345)	60,169

Financing Activities
Increase (decrease) in transaction, money market, and savings deposit accounts, net	(7,816)	18,585
Decrease in time deposit accounts, net	(39,002)	(42,124)
Increase in retail repurchase agreements, net	3,988	9,129
Decrease in commercial paper, net	—	(19,061)
Repayment of FHLB borrowings	(35,412)	(5,000)
Proceeds from issuance of common stock, net	7,951	—
Proceeds from issuance of convertible debt	—	380

Net cash used for financing activities	(70,291)	(38,091)

Net change in cash and due from banks	(89,214)	47,948
Cash and due from banks at beginning of period	223,017	188,073

Cash and due from banks at end of period	$133,803	$236,021

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$5,633	$8,308
Income tax refunds received, net	7,436	20,272
Significant noncash activities
Change in net unrealized gain on investment securities available for sale, net of tax	1,860	1,267
Loans transferred from gross loans to commercial loans held for sale	1,224	—
Commercial loans held for sale transferred to foreclosed real estate	3,946	—
Gross loans transferred to foreclosed real estate, at fair value	1,466	8,097

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company,” which may be referred to in this Quarterly Report on Form 10-Q as “we,” “us,” or “our”) is a bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s wholly-owned subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1906, and the Bank’s wholly-owned subsidiary, Palmetto Capital, we provide a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our primary market area of northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank, Palmetto Capital, and other subsidiaries of the Bank. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or its subsidiary in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company or its subsidiary. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements as of and for the three and six months ended June 30, 2011 and 2010 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K and Form 10-K/A filed with the SEC on February 28, 2011 and March 9, 2011, respectively (collectively, the “2010 Annual Report on Form 10-K”).

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the date of this Quarterly Report on Form 10-Q and no subsequent events have occurred requiring accrual or disclosure in these financial statements in addition to any included herein.

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

During 2009 and 2010, the Company realigned its organizational structure and began the process of more specifically delineating its businesses. However, at this time the Company does not yet have in place a financial reporting structure to separately report and evaluate various lines of business. Accordingly, at June 30, 2011 the Company had one reportable operating segment.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected in future periods or for the year ended December 31, 2011.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss or shareholders’ equity as previously reported.

Reverse Stock Split

On June 28, 2011 (the “Effective Date”), the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding Company common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Other than the number of outstanding shares of common stock disclosed in the Consolidated Balance Sheets, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Note 11, Shareholders’ Equity.

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

The Company and the Bank are also subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company and the Bank also undergo periodic examinations by regulatory agencies, which may subject them to changes with respect to asset valuations, amount of required allowance for loan loss, capital levels or operating restrictions.

Recently Adopted / Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 expanded disclosures related to allowance for credit losses and the credit quality of financing receivables. The update requires the allowance and other credit quality disclosures to be provided on a disaggregated basis. The Company adopted the period-end disclosure provisions of this update as of December 31, 2010 and adopted the activity-based disclosure provisions of this amendment during the first quarter 2011 in accordance with the provisions of the ASU.

Disclosures about troubled debt restructurings required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”) issued in January 2011.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 amends Topic 310 of the FASB Accounting Standards Codification to clarify when creditors should classify loan modifications as troubled debt restructurings. As amended, Topic 310 states that a troubled debt restructuring occurs when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it wouldn’t otherwise consider. For public entities, the amendments promulgated by ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The provisions of ASU 2011-02 could result in more loan modifications being classified as troubled debt restructurings, which could affect the aggregate amount of the Company’s troubled debt restructurings and therefore the calculation of the allowance for loan losses, and increase disclosures. The Company adopted the provisions of ASU 2011-02 on July 1, 2011 and is continuing to evaluate the impact on its financial position, results of operations and cash flows.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012. The Company is evaluating the impact that the adoption of ASU 2011-03 will have on its financial position, results of operations and cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012. The Company is evaluating the impact that the adoption of ASU 2011-04 will have on its financial position, results of operations and cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 requirements are effective for the Company as of January 1, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. We have not yet adopted the standard and the adoption of ASU 2011-05 is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been recently issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Accumulated Other Comprehensive Income (Loss)

The Company discloses changes in comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	For the six months ended June 30,
	2011	2010
Net Unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains arising during the period	3,054	2,050
Income tax expense	(1,159)	(778)
Less: Reclassification adjustment for gains included in net loss	(56)	(8)
Income tax expense	21	3

	1,860	1,267

Balance, end of period	3,124	1,573

Net Unrealized Losses on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)
Other comprehensive loss:
Impact of FASB ASC 715	—	—
Income tax benefit	—	—

	—	—

Balance, end of period	(7,843)	(7,266)

	$(4,719)	$(5,693)

Total other comprehensive income, end of period	$1,860	$1,267
Net loss	(15,649)	(13,825)

Comprehensive loss	$(13,789)	$(12,558)

The Company made contributions to the pension plan totaling $1.4 million during the six months ended June 30, 2011, which are reflected as a reduction of the unfunded pension plan liability. The market value of pension plan assets, which also impacts the level of the unfunded pension plan liability, is only assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

2.	Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

There were no noninterest-earning deposits with financial institutions included in the Cash and due from banks line item in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on July 13, 2011, based on reported liabilities from May 31, 2011 through June 13, 2011, the Federal Reserve required the Bank to maintain reserves of $13.3 million. After taking into consideration the Company’s levels of vault cash, reserves of $2.9 million were required to be maintained with the Federal Reserve.

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

Cash and cash equivalents pledged as collateral and therefore restricted at the dates indicated are as follows (in thousands).

	June 30,	December 31,
	2011	2010
Merchant credit card agreements	$452	$451
Contractually restricted balances for check clearing	929	1,929

Total	$1,381	$2,380

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At June 30, 2011 and December 31, 2010 the Company did not have any investment securities classified as held to maturity.

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$116,552	$3,549	$(72)	$120,029
Collateralized mortgage obligations	137,193	1,439	(700)	137,932
Other mortgage-backed (federal agencies)	22,036	871	(52)	22,855

Total investment securities available for sale	$275,781	$5,859	$(824)	$280,816

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$37,430	$2	$(6)	$37,426
State and municipal	51,243	1,687	(468)	52,462
Collateralized mortgage obligations	107,876	671	(376)	108,171
Other mortgage-backed (federal agencies)	20,189	647	(120)	20,716

Total investment securities available for sale	$216,738	$3,007	$(970)	$218,775

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	16	$8,148	$72	—	$—	$—	16	$8,148	$72
Collateralized mortgage obligations	14	51,027	592	6	13,562	108	20	64,589	700
Other mortgage-backed (federal agencies)	1	2,117	52	—	—	—	1	2,117	52

Total investment securities available for sale	31	$61,292	$716	6	$13,562	$108	37	$74,854	$824

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at June 30, 2011, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of the investment securities available for sale based on fair value, at June 30, 2011. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	14%	100%	100%
Aa1-A3	55	—	—
Baa1	5	—	—
Not rated or withdrawn rating	26	—	—

Total	100%	100%	100%

The following table summarizes Standard and Poor’s ratings, by segment, of the investment securities available for sale based on fair value, at June 30, 2011.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	19%	100%	100%
Aa+-A	50	—	—
Not rated or withdrawn rating	31	—	—

Total	100%	100%	100%

One state and municipal security with a carrying value of $204 thousand was not rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at June 30, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$3,521	$3,569
Due after one year through five years	24,643	25,967
Due after five years through ten years	42,640	43,933
Due after ten years	45,748	46,560
Collateralized mortgage obligations	137,193	137,932
Other mortgage-backed securities (federal agencies)	22,036	22,855

Total investment securities available for sale	$275,781	$280,816

The weighted average life of investment securities available for sale was 4.9 years, based on expected prepayment activity, at June 30, 2011. Since 58% of the portfolio, based on amortized cost, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

Investment securities were pledged as collateral for the following at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Public funds deposits	$101,171	$67,260
Federal Reserve line of credit	8,016	—
FHLB advances and line of credit	20,419	48,344

Total	$129,606	$115,604

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Realized gains	$56	$—	$56	$1,147
Realized losses	—	—	—	(1,139)

Net realized gains	$56	$—	$56	$8

4.	Loans

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

	June 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Commercial real estate	$531,195	64.7%	$573,822	66.8%
Single-family residential	179,261	21.9	178,980	20.8
Commercial and industrial	47,569	5.8	47,812	5.6
Consumer	56,033	6.8	52,652	6.1
Other	6,350	0.8	6,317	0.7

Total loans	$820,408	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(49,567)		(66,157)

Loans, gross	$770,841		$793,426

Loans included in the preceding table are net of participations sold, unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Participations sold totaled $12.3 million and $12.5 million at June 30, 2011 and December 31, 2010, respectively. Unearned income, deferred fees and costs, and discounts and premiums totaled $288 thousand and $299 thousand at June 30, 2011 and December 31, 2010, respectively.

Pledged

To borrow from the Federal Home Loan Bank (the “FHLB”), members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and qualifying commercial loans. At June 30, 2011 and December 31, 2010, $331.1 million and $346.5 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit of which $84.3 million and $92.5 million, respectively, was available as lendable collateral.

At June 30, 2011 and December 31, 2010, $7.0 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Effective March 2011, the Company may borrow from the FHLB for terms up to 3 years and effective June 2011 the Company may borrow from the FHLB amounts of up to 15% of the Company’s total assets, subject to availability of collateral. Previously from January 2010 to March 2011, the maximum maturity for potential borrowings was overnight and from December 2010 to June 2011 the maximum amount was 10% of total assets. Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Federal Reserve has the discretion to deny approval of borrowing requests.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by Federal Deposit Insurance Corporation (“FDIC”) code, at June 30, 2011 (dollars in thousands). All of the commercial loans held for sale are commercial real estate loans based on FDIC code.

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$108,442	$7,147	$115,589	14.1%	93.7%
Multifamily residential	18,193	1,907	20,100	2.4	16.3
Nonfarm nonresidential	354,993	40,513	395,506	48.2	320.8

Total loans secured by commercial real estate	$481,628	$49,567	$531,195	64.7%	430.8%

The following table further categorizes loans secured by commercial real estate at June 30, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans Secured by:
Land - unimproved (commercial or residential)	$41,042	$1,162	$42,204	5.2%	34.2%
Land development - commercial	12,932	—	12,932	1.6	10.5
Land development - residential	35,371	5,985	41,356	5.0	33.5
Commercial construction:			—
Retail	4,861	—	4,861	0.6	4.0
Office	237	—	237	—	0.2
Multifamily	792	—	792	0.1	0.7
Industrial and warehouse	913	—	913	0.1	0.7
Miscellaneous commercial	3,618	—	3,618	0.4	2.9

Total development commercial real estate loans	99,766	7,147	106,913	13.0	86.7
Existing and other commercial real estate loans Secured by:
Hotel / motel	18,193	1,907	20,100	2.4	16.3
Retail	55,228	31,918	87,146	10.6	70.7
Office	15,036	4,332	19,368	2.4	15.7
Multifamily	22,458	1,409	23,867	2.9	19.4
Industrial and warehouse	12,311	—	12,311	1.5	10.0
Healthcare	12,789	—	12,789	1.6	10.4
Miscellaneous commercial	116,172	2,395	118,567	14.5	96.1
Residential construction - speculative	860	—	860	0.1	0.7

Total existing and other commercial real estate loans	253,047	41,961	295,008	36.0	239.3
Commercial real estate owner occupied and residential loans Secured by:
Commercial - owner occupied	120,998	459	121,457	14.8	98.5
Commercial construction - owner occupied	3,963	—	3,963	0.5	3.2
Residential construction - contract	3,854	—	3,854	0.4	3.1

Total commercial real estate owner occupied and residential loans	128,815	459	129,274	15.7	104.8

Total loans secured by commercial real estate	$481,628	$49,567	$531,195	64.7%	430.8%

Asset Quality

Credit Quality Indicators. The Company regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of borrowers to repay their obligations according to the contractual terms of such loans. Credit quality is evaluated through assignment of individual loan grades, as well as past-due and performing status analysis. Credit quality indicators allow the Company to assess the inherent loss on certain individual and pools of loans. See Note 4 of the Company’s Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K, for a more detailed discussion of loan grading criteria and other credit quality indicators.

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at June 30, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	792	—	792
Grade 3	9,114	3,632	117,378	—	130,124
Grade 4	11,430	784	113,558	—	125,772
Grade W	9,410	1,053	30,033	—	40,496
Grade 5	4,112	10,969	31,127	4,009	50,217
Grade 6	36,240	1,740	58,694	34,218	130,892
Grade 7	14,784	—	2,949	11,340	29,073
Not risk rated*	23,351	16	462	—	23,829

	$108,441	$18,194	$354,993	$49,567	$531,195

Less: Commercial real estate included in commercial loans held for sale					(49,567)

Total					$481,628

*	-Consumer real estate loans of $23.4 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$1,963
Grade 2	413
Grade 3	13,871
Grade 4	19,258
Grade W	4,624
Grade 5	1,470
Grade 6	5,120
Grade 7	812
Not graded	38

Total	$47,569

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$57,849	$104,734	$7,556	$170,139
Nonperforming	993	7,521	608	9,122

Total	$58,842	$112,255	$8,164	$179,261

	Credit cards	Consumer-other	Total Consumer
Performing	$—	$55,552	$55,552
Nonperforming	18	463	481

Total	$18	$56,015	$56,033

Other
Performing	$6,350
Nonperforming	—

Total	$6,350

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at December 31, 2010 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$53	$—	$—	$—	$53
Grade 2	—	—	834	—	834
Grade 3	13,188	3,728	131,695	—	148,611
Grade 4	9,146	549	99,182	—	108,877
Grade W	10,654	1,085	28,268	—	40,007
Grade 5	7,550	11,168	41,046	4,114	63,878
Grade 6	34,157	1,769	59,440	42,450	137,816
Grade 7	21,071	—	3,622	18,661	43,354
Not risk rated*	29,512	28	852	—	30,392

	$125,331	$18,327	$364,939	$65,225	$573,822

Less: Commercial real estate included in commercial loans held for sale					(65,225)

Total					$508,597

*	-Consumer real estate loans of $29.5 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$1,932
Grade 2	487
Grade 3	22,027
Grade 4	10,534
Grade W	3,778
Grade 5	1,171
Grade 6	5,779
Grade 7	1,736
Not graded	368

Total	$47,812

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Single-family residential loans in commercial loans held for sale	Total single-family residential loans
Performing	$58,874	$101,414	$8,289	$—	$168,577
Nonperforming	998	7,607	866	932	10,403

Total	$59,872	$109,021	$9,155	$932	$178,980

Less: Single-family residential loans included in commercial loans held for sale					(932)

Total					$178,048

	Credit cards	Consumer-other	Total Consumer
Performing	$126	$52,041	$52,167
Nonperforming	26	459	485

Total	$152	$52,500	$52,652

Other
Performing	$6,317
Nonperforming	—

Total	$6,317

The following table summarizes delinquencies, by class, at June 30, 2011 (in thousands).

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total loans
Construction, land development and other land loans	$419	$46,122	$—	$46,541	$69,048	$115,589
Multifamily residential	—	1,907	—	1,907	18,193	20,100
Nonfarm nonresidential	2,468	12,640	—	15,108	380,398	395,506

Total commercial real estate	2,887	60,669	—	63,556	467,639	531,195

Single-family real estate, revolving, open end loans	756	993	—	1,749	57,093	58,842
Single-family real estate, closed end, first lien	1,525	7,521	—	9,046	103,209	112,255
Single-family real estate, closed end, junior lien	333	608	—	941	7,223	8,164

Total single-family residential	2,614	9,122	—	11,736	167,525	179,261

Commercial and industrial	583	1,466	—	2,049	45,520	47,569

Credit cards	—	18	—	18	—	18
All other consumer	872	464	—	1,336	54,679	56,015

Total consumer	872	482	—	1,354	54,679	56,033

Farmland	—	—	—	—	3,459	3,459

Obligations of states and political subdivisions of the U.S.	—	—	—	—	930	930

Other	—	—	—	—	1,961	1,961

Total	6,956	71,739	—	78,695	741,713	820,408
Less: Commercial loans held for sale	—	(13,317)	—	(13,317)	(36,250)	(49,567)

Total gross loans	$6,956	$58,422	$—	$65,378	$705,463	$770,841

The following table summarizes delinquencies, by class, at December 31, 2010 (in thousands).

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total loans
Construction, land development and other land loans	$7,240	$52,528	$—	$59,768	$76,686	$136,454
Multifamily residential	—	7,943	—	7,943	18,327	26,270
Nonfarm nonresidential	2,566	18,781	—	21,347	389,751	411,098

Total commercial real estate	9,806	79,252	—	89,058	484,764	573,822

Single-family real estate, revolving, open end loans	687	998	—	1,685	58,187	59,872
Single-family real estate, closed end, first lien	3,004	7,607	—	10,611	99,342	109,953
Single-family real estate, closed end, junior lien	280	866	—	1,146	8,009	9,155

Total single-family residential	3,971	9,471	—	13,442	165,538	178,980

Commercial and industrial	371	2,197	68	2,636	45,176	47,812

Credit cards	—	26	—	26	126	152
All other consumer	937	459	—	1,396	51,104	52,500

Total consumer	937	485	—	1,422	51,230	52,652

Farmland	—	—	—	—	3,667	3,667

Obligations of states and political subdivisions of the U.S.	—	—	—	—	990	990

Other	—	—	—	—	1,660	1,660

Total	15,085	91,405	68	106,558	753,025	859,583
Less: Commercial loans held for sale	—	(27,940)	—	(27,940)	(38,217)	(66,157)

Total gross loans	$15,085	$63,465	$68	$78,618	$714,808	$793,426

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $900 thousand and $1.4 million would have been reported during the three and six months ended June 30, 2011 had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, the Company’s earnings did not include this interest income.

Troubled Debt Restructurings. At June 30, 2011, the principal balance of troubled debt restructurings totaled $60.4 million, of which loans totaling $24.3 million are classified as commercial loans held for sale and $758 thousand were in nonaccrual status. During the three months ended June 30, 2011, there were no troubled debt restructuring removed from this classification as a result of sustained performance in accordance with restructured terms. During the six months ended June 30, 2011, one troubled debt restructuring of $876 thousand was removed from this classification as it was performing in accordance with its restructured terms. At December 31, 2010, the principal balance of troubled debt restructurings totaled $44.9 million, of which loans totaling $17.2 million are classified as commercial loans held for sale.

Impaired Loans. The following table summarizes the composition of and information relative to impaired loans, by class, at June 30, 2011 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$31,693	$54,214		$7,147	$17,945	$38,840	$72,159
Multifamily residential	—	—		1,907	3,169	1,907	3,169
Nonfarm nonresidential	6,618	10,286		25,588	36,686	32,206	46,972

Total commercial real estate	38,311	64,500		34,642	57,800	72,953	122,300

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	1,747	5,753		—	—	1,747	5,753
Single-family real estate, closed end, junior lien	168	168		—	—	168	168

Total single-family residential	1,915	5,921		—	—	1,915	5,921

Commercial and industrial	403	829		—	—	403	829

Total impaired loans with no related allowance recorded	$40,629	$71,250		$34,642	$57,800	$75,271	$129,050

With an allowance recorded:
Construction, land development and other land loans	$9,037	$10,959	$3,405			$9,037	$10,959	$3,405
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	15,899	15,906	2,299			15,899	15,906	2,299

Total commercial real estate	24,936	26,865	5,704			24,936	26,865	5,704

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	2,230	2,261	268			2,230	2,261	268
Single-family real estate, closed end, junior lien	188	188	57			188	188	57

Total single-family residential	2,418	2,449	325			2,418	2,449	325

Commercial and industrial	728	797	120			728	797	120

Total impaired loans with an allowance recorded	$28,082	$30,111	$6,149			$28,082	$30,111	$6,149

Total:
Construction, land development and other land loans	$40,730	$65,173	$3,405	$7,147	$17,945	$47,877	$83,118	$3,405
Multifamily residential	—	—	—	1,907	3,169	1,907	3,169	—
Nonfarm nonresidential	22,517	26,192	2,299	25,588	36,686	48,105	62,878	2,299

Total commercial real estate	63,247	91,365	5,704	34,642	57,800	97,889	149,165	5,704

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,977	8,014	268	—	—	3,977	8,014	268
Single-family real estate, closed end, junior lien	356	356	57	—	—	356	356	57

Total single-family residential	4,333	8,370	325	—	—	4,333	8,370	325

Commercial and industrial	1,131	1,626	120	—	—	1,131	1,626	120

Total impaired loans	$68,711	$101,361	$6,149	$34,642	$57,800	$103,353	$159,161	$6,149

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2010 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$29,183	$39,953		$11,123	$25,303	$40,306	$65,256
Multifamily residential	—	—		7,943	14,010	7,943	14,010
Nonfarm nonresidential	11,504	17,099		19,674	30,367	31,178	47,466

Total commercial real estate	40,687	57,052		38,740	69,680	79,427	126,732

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,567	6,233		595	1,374	3,162	7,607
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,567	6,233		595	1,374	3,162	7,607

Commercial and industrial	117	117		—	—	117	117

Total impaired loans with no related allowance recorded	$43,371	$63,402		$39,335	$71,054	$82,706	$134,456

With an allowance recorded:
Construction, land development and other land loans	$11,164	$17,527	$3,103			$11,164	$17,527	$3,103
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	10,936	10,936	2,273			10,936	10,936	2,273

Total commercial real estate	22,100	28,463	5,376			22,100	28,463	5,376

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,300	1,300	94			1,300	1,300	94
Single-family real estate, closed end, junior lien	165	165	57			165	165	57

Total single-family residential	1,465	1,465	151			1,465	1,465	151

Commercial and industrial	1,381	1,450	819			1,381	1,450	819

Total impaired loans with an allowance recorded	$24,946	$31,378	$6,346			$24,946	$31,378	$6,346

Total:
Construction, land development and other land loans	$40,347	$57,480	$3,103	$11,123	$25,303	$51,470	$82,783	$3,103
Multifamily residential	—	—	—	7,943	14,010	7,943	14,010	—
Nonfarm nonresidential	22,440	28,035	2,273	19,674	30,367	42,114	58,402	2,273

Total commercial real estate	62,787	85,515	5,376	38,740	69,680	101,527	155,195	5,376

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,867	7,533	94	595	1,374	4,462	8,907	94
Single-family real estate, closed end, junior lien	165	165	57	—	—	165	165	57

Total single-family residential	4,032	7,698	151	595	1,374	4,627	9,072	151

Commercial and industrial	1,498	1,567	819	—	—	1,498	1,567	819

Total impaired loans	$68,317	$94,780	$6,346	$39,335	$71,054	$107,652	$165,834	$6,346

Interest income recognized on impaired loans during the three and six months ended June 30, 2011 was $727 thousand and $1.3 million, respectively. The average balance of total impaired loans was $105.7 million and $106.4 million for the same periods.

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

							At and for the six months ended June 30, 2010 Total
	At and for the six months ended June 30, 2011
	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934	$24,079
Provision for loan losses	10,503	1,710	313	218	156	12,900	23,500

Loan charge-offs	10,441	1,317	909	294	393	13,354	20,320
Loan recoveries	36	52	46	96	271	501	1,124

Net loans charged-off	10,405	1,265	863	198	122	12,853	19,196

Allowance for loan losses, end of period	$19,077	$4,506	$1,942	$1,395	$61	$26,981	$28,383

Individually evaluated for impairment	$5,704	$325	$120	$—	$—	$6,149	$6,825
Collectively evaluated for impairment	13,373	4,181	1,822	1,395	61	20,832	21,558

Allowance for loan losses, end of period	$19,077	$4,506	$1,942	$1,395	$61	$26,981	$28,383

Gross loans, end of period:
Individually evaluated for impairment	$63,247	$4,333	$1,131	$—	$—	$68,711	$98,707
Collectively evaluated for impairment	418,381	174,928	46,438	56,033	6,350	702,130	868,537

Total gross loans	$481,628	$179,261	$47,569	$56,033	$6,350	$770,841	$967,244

5.	Commercial Loans Held for Sale and Valuation Allowance

In September 2010, the Company began to market for sale a pool of specifically identified commercial loans. Commercial loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. Through June 30, 2011, 14 of these loans with a gross book value of $19.2 million were sold, of which $8.8 million were closed in the six months ended June 30, 2011.

The Company is continuing its efforts to market and sell the remaining commercial loans held for sale. At June 30, 2011, commercial loans held for sale totaled $49.6 million, reflecting a valuation allowance of $2.1 million.

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Land	$5,839	$6,534
Buildings	19,386	19,386
Leasehold improvements	5,207	5,200
Furniture and equipment	12,541	12,571
Software	4,131	3,562
Bank automobiles	106	137
Capital lease asset	1,378	1,085

Premises and equipment, gross	48,588	48,475
Accumulated depreciation	(21,636)	(20,366)

Premises and equipment, net	$26,952	$28,109

Depreciation expense for the three months ended June 30, 2011 and 2010 was $593 thousand and $577 thousand, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $1.2 million and $1.2 million, respectively.

At June 30, 2011, a vacant bank-owned branch facility with a net book value of $235 thousand is under contract for sale and included in Other assets in the Consolidated Balance Sheets. In June 2011 the Company began marketing for sale a vacant parcel of land which at June 30, 2011 was included in Other assets in the Consolidated Balance Sheets at a net book value of $655 thousand.

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $415.9 million and $423.6 million at June 30, 2011 and December 31, 2010, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights was $2.7 million and $2.9 million at June 30, 2011 and December 31, 2010, respectively. Mortgage-servicing rights are included within Other assets in the Consolidated Balance Sheets. The fair value of mortgage-servicing rights was $3.6 million at both June 30, 2011 and December 31, 2010.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,854	$3,014	$2,896	$3,039
Capitalized mortgage-servicing rights	56	107	226	273
Mortgage-servicing rights portfolio amortization and impairment	(163)	(197)	(375)	(388)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,747	$2,924	$2,747	$2,924

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Valuation allowance, beginning of period	$41	$38	$39	$40
Additions charged to and (reduction credited from) operations	(3)	3	(1)	1

Valuation allowance, end of period	$38	$41	$38	$41

8.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Foreclosed real estate	$15,267	$19,983
Repossessed personal property	67	104

Total foreclosed real estate and repossessed personal property	$15,334	$20,087

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $3.3 million and $10.5 million at June 30, 2011 and June 30, 2010, respectively.

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2011	2010	2011	2010
Foreclosed real estate, beginning of period	$16,244	$28,867	$19,983	$27,826
Plus: New foreclosed real estate	1,648	4,204	5,412	8,097
Less: Proceeds from sale of foreclosed real estate	(1,469)	(4,244)	(8,457)	(6,297)
Less: Gain on sale of foreclosed real estate	5	11	86	282
Less: Provision charged to expense	(1,161)	(2,317)	(1,757)	(3,387)

Foreclosed real estate, end of period	$15,267	$26,521	$15,267	$26,521

At July 21, 2011, eight additional properties with an aggregate net carrying amount of $2.7 million were under contract for sale to close in the third quarter of 2011.

9.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Transaction deposit accounts	$441,883	$434,108
Money market deposit accounts	119,356	143,143
Savings deposit accounts	57,668	49,472
Time deposit accounts $100,000 and greater	247,818	247,169
Time deposit accounts less than $100,000	259,819	299,470

Total deposits	$1,126,544	$1,173,362

At June 30, 2011 and December 31, 2010, $707 thousand and $692 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at June 30, 2011 or December 31, 2010.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Transaction deposit accounts	$34	$67	$83	$128
Money market deposit accounts	52	174	132	334
Savings deposit accounts	11	37	27	69
Time deposit accounts	2,427	2,996	4,958	6,306

Total interest expense on total deposits	$2,524	$3,274	$5,200	$6,837

10.	Borrowings

Correspondent Bank Line of Credit

At June 30, 2011, the Company had access to one secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Correspondent bank line of credit accomodations	$30,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$30,000	$5,000

In April 2011, the Company obtained an uncommitted overnight variable rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be required to pledge investment securities with a fair value equal to 110% of the amount borrowed. These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, and to be eligible to borrow, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $5.2 million at June 30, 2011 and $6.8 million at December 31, 2010. During the second quarter of 2011, the FHLB repurchased $1.6 million of the FHLB stock owned by the Company. The stock was repurchased at book value therefore no gain or loss was recognized.

In June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets. As disclosed in Note 3, Investment Securities Available for Sale, and Note 4, Loans, the Company pledges investment securities and loans to collateralize FHLB advances and letters of credit. Additionally, the Company may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages, as calculated by the FHLB.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$84,328	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	19,820	46,275

Advances and letters of credit
FHLB advances	—	(35,000)
Letters of credit	(50,000)	(50,000)

Excess	54,148	53,303

At June 30, 2011, the Company had no outstanding FHLB advances. In May 2011, the Company prepaid a $5.0 million FHLB advance with an interest rate of 3.61% resulting in a prepayment penalty of $276 thousand.

Federal Reserve Discount Window

At June 30, 2011 and December 31, 2010, $15.0 million and $10.9 million, respectively, of loans and securities were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. Although the Company has not drawn on this availability since its establishment in 2009, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

11.	Shareholders’ Equity

Reverse Stock Split

On June 28, 2011 the Company completed a one-for-four reverse split of its common stock, as reflected at the opening of trading on the following day. In connection with the reverse stock split, every four shares of issued and outstanding Company common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Immediately prior to the Effective Date, the Company had 75,000,000 authorized common shares and 50,906,222 shares of common stock outstanding. After giving effect to the stock split, the Company had 75,000,000 authorized common shares and 12,726,891 shares of common stock outstanding. Authorized but unissued common shares were 6,023,109 at July 21, 2011.

Common Shares

During August 2010, the Company’s shareholders’ approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (on a post-split basis) from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share. In October 2010, the Company issued 9,993,995 shares of common stock to a group of institutional investors in a private placement (the “Private Placement”). An additional 307,508 shares were issued in December 2010 and January 2011 to legacy shareholders as of October 6, 2010, and 654,031 shares were issued to the institutional investors in the first quarter 2011 in a follow-on offering related to the Private Placement. In connection with these share issuances, the Company received gross proceeds of $106 million and $8 million in the fourth quarter 2010 and first quarter 2011, respectively. Of the proceeds received, $96 million and $8 million were contributed to the Bank in fourth quarter 2010 and first quarter 2011, respectively.

As disclosed in Note 14, Equity Based Compensation, as of July 21, 2011 the Company has reserved a total of 471,058 shares for future issuance under various equity incentive plans. During the second quarter 2011, the Company awarded a total of 98,126 shares of restricted stock to directors and management and 368,001 stock options to management.

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Under the terms of a Consent Order the Bank entered into with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”) in June 2010 (the “Consent Order”), the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. In addition, currently the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders.

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

As of June 30, 2011, net deferred tax assets, before any valuation allowance, of $25.7 million are recorded in the Company’s Consolidated Balance Sheets. The net deferred tax asset is fully offset by a valuation allowance of $25.7 million as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carry forward limitations as discussed below and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax asset in December 2010. The Company’s ongoing analysis indicates that a full valuation allowance continues to be appropriate at June 30, 2011. The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Service rules. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which also limits the amount of net operating losses that may be used in the future. As a result of the analysis, the Company currently estimates that future utilization of net operating loss carry forwards and built-in losses of $46 million generated prior to October 7, 2010 will be limited to $1.1 million per year.

For the second quarter 2011, an income tax benefit of $1.2 million was recorded to reflect a decrease in the valuation allowance as a result of an increased deferred tax liability on unrealized gains in the Company’s investment securities portfolio.

A benefit for income taxes of $1.2 million and $1.1 million was recorded for the three and six months ended June 30, 2011, respectively. The provision for income taxes in the first quarter 2011 of $52 thousand reflected the additional valuation allowance in excess of the tax benefit generated in the current period that is necessary to fully offset the net deferred tax asset at March 31, 2011.

13.	Employee Benefit Plans

401(k) Plan

During the three months ended June 30, 2011 and 2010, the Company made matching contributions to the employee 401(k) plan totaling $84 thousand and $100 thousand, respectively. During the six months ended June 30, 2011 and 2010, the Company made matching contributions to the employee 401(k) plan totaling $182 thousand and $199 thousand, respectively.

Defined Benefit Pension Plan

Historically, the Company has offered a noncontributory, defined benefit pension plan that covered all full-time employees having at least 12 months of continuous service and having attained age 21. In 2007, the Company notified employees that it would cease accruing pension benefits for employees with regard to the noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, employees no longer accrue benefits for service subsequent to 2007.

The Company recognizes the funded status of the defined benefit postretirement plan in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that had not yet been recognized through net periodic benefit cost as of December 31, 2007 are recognized in accumulated other comprehensive income, net of tax impacts, until they are amortized as a component of net periodic benefit cost.

The Company’s net accrued liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $4.2 million and $5.2 million at June 30, 2011 and December 31, 2010, respectively.

The fair value of plan assets totaled $15.2 million and $13.9 million at June 30, 2011 and December 31, 2010, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the adjusted net periodic expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest cost	$250	$256	$501	$482
Expected return on plan assets	(296)	(258)	(570)	(485)
Amortization of net actuarial loss	197	178	394	337

Net periodic pension expense	$151	$176	$325	$334

As a result of the Company’s decision to curtail the plan effective on January 1, 2008, no costs relative to service costs have been necessary since that date as employees no longer accrue benefits for services rendered.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the IRS based on the 24 month average of bond yields), the Company’s plan was 73% funded at January 1, 2011 and, as a result, in March 2011, the Company contributed $1.3 million to the pension plan. This contribution increased the Company’s asset to liability ratio to the 80% threshold level. In addition, a quarterly contribution of $94 thousand was made during the second quarter for the 2011 plan year. The Company anticipates additional employer contributions in the amount of $281 thousand will be made for the 2011 plan year.

14.	Equity Based Compensation

Effective June 28, 2011, the Company completed a one-for-four reverse split of its common stock. All share and per share amounts in this note have been restated to give effect to the reverse stock split.

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. The termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 30,003 stock option awards remained outstanding at June 30, 2011 with exercise prices ranging from $60.00 to $121.60 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years. The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2009	36,803	$87.22
Forfeited	(3,600)	60.00

Outstanding at June 30, 2010	33,203	$90.17

Outstanding at December 31, 2010	30,003	$91.72
Forfeited	—	—

Outstanding at June 30, 2011	30,003	$91.72

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2011.

Exercise price or range of exercise prices			Number of stock options outstanding at 6/30/11	Options outstanding Weighted- average remaining contractual life (years)	Weighted-average exercise price	Options exercisable
						Number of stock options exercisable at 6/30/11	Weighted-average exercise price
$60.00	to	$80.00	10,003	1.06	$71.00	10,003	$71.00
$93.20	to	$106.40	12,800	2.87	97.89	12,800	97.89
$109.20	to	$121.60	7,200	4.54	109.54	7,160	109.48

Total			30,003	2.66	91.72	29,963	91.68

At June 30, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and therefore the stock options had no intrinsic value.

Compensation Expense. The compensation expense for stock options charged against pretax income (loss) during the three and six months ended June 30, 2011 was less than $1 thousand for both periods. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. The compensation expense that was charged against pretax income during the same periods of 2010 for stock options was $8 thousand and $15 thousand, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense for the three months ended June 30, 2010 and $1 thousand for the six months then ended. Estimates of forfeitures are made at the time of grant and were not expected to be significant; therefore, compensation expense is being recognized for all equity based awards.

At June 30, 2011 and December 31, 2010, based on options outstanding at that time, the total compensation expense related to unvested stock option awards granted under the Company’s stock option plan but not yet recognized was less than $1 thousand and $1 thousand, respectively, before the impact of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This remaining compensation expense related to unvested stock option awards is expected to be fully recognized during 2011.

2008 Restricted Stock Plan

Under the 2008 Restricted Stock Plan (the “2008 Plan”), 62,500 shares of common stock have been reserved for issuance subject to its anti-dilution provisions. Forfeitures are returned to the available pool of common stock for future issuance. Generally, the recipient will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted- average grant price
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00

Remaining shares available for issuance at June 30, 2011	30,806

Of the net 31,694 shares of restricted stock granted under the 2008 Plan, vesting conditions relative to 12,262 shares had been met by June 30, 2011.

During the first quarter of 2011, 8,658 shares of restricted stock with a total value of $90 thousand were granted to the nine non-management directors of the Company as compensation for their annual Board retainers. During the second quarter of 2011, 8,375 shares of restricted stock with a total value of $87 thousand were granted to three non-management directors upon their re-election to the Board in May 2011 and two members of senior management.

Shares of restricted stock granted to employees and directors under the Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with election to the Board	Length of Board term (currently 3 years)
Issued to employees	5 years

During this period, the holder is entitled to full voting rights and dividends as described above.

Compensation Expense. The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax income (loss) during the three and six months ended June 30, 2011 for the 2008 Plan was $148 thousand and $220 thousand, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. For the three and six months ended June 30, 2010, compensation expense for restricted stock awards was $85 thousand and $170 thousand, respectively and the income tax benefit with regard to the deductible portion of this compensation expense was $30 thousand and $60 thousand for the same periods. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At June 30, 2011, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the 2008 Plan but not yet recognized was $793 thousand. This expense is expected to be recognized through 2016.

Palmetto Bancshares, Inc. 2011 Stock Incentive Plan

At the May 19, 2011 Annual Meeting of Shareholders, , the Company’s shareholders approved the Palmetto Bancshares, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) to further support the alignment of management and shareholder interests. The 2011 Plan allows the Board to grant a total of 500 thousand stock options and / or restricted stock awards to employees and directors. The 2011 Plan requires that stock options be issued at or above the fair market value per share on the date of grant. Stock options granted to participants under the 2011 Plan may be either incentive stock options or nonqualified options. The Board at its discretion determines the number of option shares, the term of the option, the exercise price (subject to the minimum price described above), the vesting schedule and performance conditions (if any), and any other terms and conditions. No option will be exercisable more than 10 years after the date of grant.

Under the 2011 Plan, the Board, at its discretion, determines the amount of equity awards granted, the vesting conditions, type of award and any other terms and conditions. Generally, the recipient will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. Forfeitures of restricted stock are returned to the available pool of common stock for future issuance. The following table summarizes the 2011 Plan stock option and restricted stock activity at the date and for the periods indicated.

	Total shares	Shares of restricted stock	Weighted-average grant price	Stock options outstanding	Weighted-average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	457,752	89,751	$10.48	368,001	$10.49

Remaining shares available for issuance at June 30, 2011	42,248

During the second quarter of 2011, 89,751 shares of restricted stock with an estimated fair value of $940 thousand and 368,001 stock options with an estimated fair value of $1.9 million were granted to certain members of senior management. Both the restricted shares and stock options are subject to time and performance based restrictions. The time based restrictions require continuous employment over a five-year period and the performance based restrictions require removal of the Consent Order and two consecutive quarters of net income. Assuming the time and performance based restrictions are satisfied, the awards vest ratably in years three, four and five. If the performance restrictions are not met, all of the awards are forfeited. Details related to the 2011 Plan are available in the Company’s 2011 definitive proxy statement filed with the SEC on April 14, 2011.

Determining Fair Value. The following table summarizes fair value of each stock option award granted as estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for the determination of fair value of such grants.

	May 16, 2011 Grants	June 16, 2011 Grants
Option price	$10.40	$11.00
Fair value of stock option awards granted	$5.16	$5.40
Expected dividend yields	—%	—%
Expected volatility	45	45
Risk-free interest rate	2.51	2.22
Contractual term (years)	10	10
Expected term (years)	7	7
Vesting period (years)	5	5

Compensation Expense. The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax income for the three months ended June 30, 2011 for restricted stock awards under the 2011 Plan was $81 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. Compensation expense is adjusted to reflect awards forfeited prior to vesting. At June 30, 2011, based on awards outstanding at that time, the total pretax compensation expense related to unvested equity awards granted under the 2011 Plan but not yet recognized was $2.8 million. This expense is expected to be recognized through 2016.

15.	Average Share Information

The following table summarizes the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding - basic	12,616,887	1,613,900	12,490,833	1,613,900
Dilutive impact resulting from potential common share issuances	—	—	—	—

Weighted average common shares outstanding - diluted	12,616,887	1,613,900	12,490,833	1,613,900

Per Share Data
Net loss - basic	$(0.76)	$(5.29)	$(1.25)	$(8.57)
Net loss - diluted	(0.76)	(5.29)	(1.25)	(8.57)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the three or six months ended June 30, 2011 and 2010 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods.

Reverse Stock Split

As disclosed in Note 11, Shareholders’ Equity, the Company completed a one-for-four reverse split of its common stock effective June 28, 2011.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at June 30, 2011 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$48,920
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	4,104
Commercial real estate, other construction loan, and land development loan commitments	12,769
Commercial and industrial loan commitments	15,880
Overdraft protection line commitments	28,076
Other	9,911

Total commitments to extend credit	$119,660

Standby letters of credit are issued for customers in connection with contracts between customers and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $3.2 million and $2.7 million at June 30, 2011 and December 31, 2010, respectively.

The reserve for unfunded commitments at June 30, 2011 and December 31, 2010 was $268 thousand and $99 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

Long-Term Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at June 30, 2011 (in thousands) except obligations for employee benefit plans as these obligations are paid from separately identified assets. See Note 13, Employee Benefit Plans, for discussion regarding employee benefit plans.

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$315,923	$187,777	$3,902	$35	$507,637

Short-Term Contractual and Noncontractual Obligations

In July 2011, the Company committed $136 thousand to purchase five automatic teller machines to replace five units currently in service. A portion of this commitment was anticipated during the Company’s 2011 annual budgeting process for which the Board of Directors approved $2.4 million in capital expenditures related to technology and facilities as disclosed in the Company’s 2010 Annual Report on Form 10-K.

Recourse Liability on Credit Card Accounts

In connection with the sale of the credit card portfolio in December 2010, the Company is subject to a recourse obligation on certain credit card accounts with outstanding balances of $445 thousand at June 30, 2011. The Company has a reserve of $47 thousand established to absorb estimated losses in connection with these accounts.

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

17.	Derivative Financial Instruments and Hedging Activities

At June 30, 2011 and December 31, 2010, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At June 30, 2011, commitments to originate conforming loans totaled $3.0 million. At June 30, 2011, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $41 thousand. At December 31, 2010, commitments to originate conforming loans totaled $12.2 million. At December 31, 2010, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $103 thousand and negative fair values, included with Other liabilities in the Consolidated Balance Sheets, totaling $40 thousand. The net change in derivative loan commitment fair values during the three months ended June 30, 2011 and 2010 resulted in net derivative loan commitment expense of $82 thousand and income of $157 thousand, respectively. The net change in derivative loan commitment fair values during the six months ended June 30, 2011 and 2010 resulted in net derivative loan commitment expense of $23 thousand and income of $209 thousand, respectively.

Forward sales commitments totaled $3.0 million at June 30, 2011. At June 30, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $17 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $1 thousand. Forward sales commitments totaled $19.6 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with Other assets in the Consolidated Balance Sheets, totaling $175 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $96 thousand. The net change in forward sales commitment fair values during the three months ended June 30, 2011 and 2010, resulted in income of $11 thousand and a loss of $255 thousand, respectively. The net change in forward sales commitment fair values during the six months ended June 30, 2011 and 2010, resulted in a loss of $64 thousand and $331 thousand, respectively.

18. Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$2,211	$117,818	$—	$120,029
Collateralized mortgage obligations	—	137,932	—	137,932
Other mortgage-backed (federal agencies)	—	22,855	—	22,855
Derivative financial instruments	—	57	—	57

Total assets measured at fair value on a recurring basis	$2,211	$278,662	$—	$280,873

Liabitites
Derivative financial instruments	$—	$1	$—	$1

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
U.S. Treasury and federal agencies	$—	$37,426	$—	$37,426
State and municipal	7,530	44,932	—	52,462
Collateralized mortgage obligations	25,992	82,179	—	108,171
Other mortgage-backed (federal agencies)	—	20,716	—	20,716
Derivative financial instruments	—	278	—	278

Total assets measured at fair value on a recurring basis	$33,522	$185,531	$—	$219,053

Liabitites
Derivative financial instruments	$—	$136	$—	$136

For financial assets measured at fair value on a nonrecurring basis that were reflected in the balance sheet, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of the periods indicated (in thousands).

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$789	$—	$789
Commercial loans held for sale	—	21,233	28,334	49,567
Impaired loans in gross loans	—	41,465	6,918	48,383
Foreclosed real estate and repossessed personal property	3,050	11,527	757	15,334

Total assets measured at fair value on a nonrecurring basis	$3,050	$75,014	$36,009	$114,073

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$4,793	$—	$4,793
Commercial loans held for sale	1,303	21,231	43,623	66,157
Impaired loans in gross loans	—	43,920	6,649	50,569
Foreclosed real estate and repossessed personal property	5,999	13,939	149	20,087

Total assets measured at fair value on a nonrecurring basis	$7,302	$83,883	$50,421	$141,606

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

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

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans (1)	$695,477	$686,565	$715,923	$709,018

Total assets	$695,477	$686,565	$715,923	$709,018

Liabilities
Deposits	$1,126,544	$1,133,828	$1,173,362	$1,178,905
FHLB advances	—	—	35,000	35,224

Total liabilities	$1,126,544	$1,133,828	$1,208,362	$1,214,129

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral.

19. Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at June 30, 2011 and December 31, 2010. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory well-capitalized minimum ratio of 5.00%.

Since June 30, 2011, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2011
Total capital to risk-weighted assets
Company	$124,304	14.10%	$70,532	8.00%	n/a	n/a
Bank	123,309	13.99	70,537	8.00	$88,171	10.00%
Tier 1 capital to risk-weighted assets
Company	113,083	12.83	35,266	4.00	n/a	n/a
Bank	112,087	12.71	35,268	4.00	52,903	6.00
Tier 1 leverage ratio
Company	113,083	8.54	52,947	4.00	n/a	n/a
Bank	112,087	8.46	52,980	4.00	66,226	5.00
At December 31, 2010
Total capital to risk-weighted assets
Company	$132,118	14.43%	$73,261	8.00%	n/a	n/a
Bank	130,632	14.25	73,339	8.00	$91,674	10.00%
Tier 1 capital to risk-weighted assets
Company	120,478	13.16	36,631	4.00	n/a	n/a
Bank	118,981	12.98	36,669	4.00	55,004	6.00
Tier 1 leverage ratio
Company	120,478	8.22	58,634	4.00	n/a	n/a
Bank	118,981	8.12	58,624	4.00	73,280	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the State Board (collectively, the “Supervisory Authorities”) conducted their annual joint examination of the Bank (and have since conducted their subsequent annual examination as of September 30, 2010). Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight and Risk Management Committee of the Board of Directors met periodically with the FDIC to receive status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order. The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

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

The Bank intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof the Bank has submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, the Bank believes it is currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of its criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the most recent date being June 5, 2011 when a 45% ($102.0 million) reduction in criticized assets was required from the September 30, 2009 balances. As of June 30, 2011, the Bank has reduced its criticized assets by $143.5 million, which is more than the amount necessary to meet the June 5, 2011 deadline as well as the Bank’s next incremental deadline, December 2, 2011, by which date the Consent Order requires a 65% ($140.5 million) reduction in criticized assets from the

September 30, 2009 balances. As of July 21, 2011, the Bank has reduced its criticized assets by 66.4% ($143.6 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the more significant factors impacting our financial condition as of June 30, 2011 and results of operations and cash flows for the three and six months ended June 30, 2011. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

On June 28, 2011 (the “Effective Date”), the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding Company common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. All prior period share amounts have been retroactively restated to reflect the reverse stock split.

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

These risks are exacerbated by the state of national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us. During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption which continued to impact the Company in 2010 and thus far in 2011. There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This report discusses both GAAP net loss and operating earnings excluding certain gains and charges, which is a non-GAAP measure. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Readers should consider our recording of expenses associated with credit costs and certain special items when assessing the performance of the Company. Non-GAAP measures have limitations as analytic tools, and readers should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP.

Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data) (unaudited).

	At and for the three months ended					At and for the year ended December 31, 2010
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
STATEMENTS OF INCOME (LOSS)
Interest income	$13,537	$12,994	$13,442	$13,856	$14,450	$56,627
Interest expense	2,555	2,736	3,682	3,888	3,716	15,366

Net interest income	10,982	10,258	9,760	9,968	10,734	41,261
Provision for loan losses	7,400	5,500	10,500	13,100	12,750	47,100

Net interest income (expense) after provision for loan losses	3,582	4,758	(740)	(3,132)	(2,016)	(5,839)
Noninterest income	3,758	3,572	4,581	4,060	3,729	16,867
Noninterest expense	18,100	14,358	22,366	22,287	15,039	72,572

Net loss before provision (benefit) for income taxes	(10,760)	(6,028)	(18,525)	(21,359)	(13,326)	(61,544)
Provision (benefit) for income taxes	(1,191)	52	14,073	(7,580)	(4,793)	(1,342)

Net loss	$(9,569)	$(6,080)	$(32,598)	$(13,779)	$(8,533)	$(60,202)

COMMON AND PER SHARE DATA (1)
Net loss per common share:
Basic	$(0.76)	$(0.49)	$(2.97)	$(8.54)	$(5.29)	$(15.13)
Diluted	(0.76)	(0.49)	(2.97)	(8.54)	(5.29)	(15.13)
Cash dividends per common share	—	—	—	—	—	—
Book value per common share	8.51	9.17	9.61	30.40	38.57	9.61
Outstanding common shares	12,726,891	12,628,765	11,852,599	1,624,110	1,624,110	11,852,599
Weighted average common shares outstanding - basic	12,616,887	12,363,375	10,993,328	1,613,900	1,613,900	3,978,250
Weighted average common shares outstanding - diluted	12,616,887	12,363,375	10,993,328	1,613,900	1,613,900	3,978,250
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Assets	$1,271,060	$1,333,211	$1,355,247	$1,379,632	$1,386,959	$1,355,247
Investment securities available for sale, at fair value	280,816	274,103	218,775	129,571	112,316	218,775
Total loans	821,197	824,852	864,376	919,844	969,142	864,376
Deposits (including traditional and nontraditional)	1,151,252	1,201,331	1,194,082	1,220,673	1,216,049	1,194,082
FHLB borrowings	—	5,000	35,000	96,000	96,000	35,000
Convertible debt	—	—	—	380	380	—
Shareholders’ equity	108,364	115,845	113,899	49,374	62,643	113,899

AVERAGE BALANCES
Assets	$1,323,812	$1,322,690	$1,464,771	$1,392,873	$1,371,747	$1,399,592
Interest-earning assets	1,278,946	1,269,221	1,393,765	1,320,359	1,304,274	1,325,651
Investment securities available for sale, at fair value	280,259	231,176	175,715	132,223	115,274	135,379
Total loans	825,601	846,823	901,564	945,312	994,587	967,882
Deposits (including traditional and nontraditional)	1,193,740	1,184,624	1,223,542	1,221,131	1,192,535	1,204,835
Other short-term borrowings	11	1	1	1	—	1
FHLB borrowings	2,527	5,666	89,367	95,997	95,998	95,231
Convertible debt	—	—	29	380	380	199
Shareholders’ equity	116,494	120,042	139,250	62,832	70,705	87,463

SELECT PERFORMANCE RATIOS
Return on average assets	(2.90)%	(1.86)%	(8.83)%	(3.92)%	(2.50)%	(4.30)%
Return on average shareholders’ equity	(32.95)	(20.54)	(92.88)	(87.00)	(48.41)	(68.83)
Net interest margin	3.44	3.28	2.78	3.00	3.30	3.11

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.80%	9.08%	9.51%	4.51%	5.15%	6.25%
Shareholders’ equity as a percentage of assets, at period end	8.53	8.69	8.40	3.58	4.52	8.40
Tier 1 risk-based capital	12.83	13.72	13.16	4.35	5.81	13.16
Total risk-based capital	14.10	15.00	14.43	5.63	7.08	14.43
Tier 1 leverage ratio	8.54	9.26	8.22	3.03	4.34	8.22

ASSET QUALITY INFORMATION
Allowance for loan losses	$26,981	$26,954	$26,934	$29,339	$28,383	$26,934
Nonaccrual loans	71,739	85,099	91,405	90,773	91,653	91,405
Nonperforming assets	87,073	101,484	111,492	113,411	118,280	111,492
Net loans charged-off	7,373	5,480	12,453	9,786	12,793	41,435
Allowance for loan losses as a percentage of gross loans	3.50%	3.53%	3.39%	3.55%	2.93%	3.39%
Nonaccrual loans as a percentage of gross loans, commercial loans held for sale, and foreclosed assets	8.58	10.12	10.39	10.68	9.22	10.39
Nonperforming assets as a percentage of assets	6.85	7.61	8.23	8.22	8.53	8.23
Net loans charged-off as a percentage of average gross loans	3.86	2.85	6.09	4.12	5.17	4.39

OTHER DATA
Number of full service branches	29	29	29	29	29	29
Number of full-time equivalent employees	378.5	385.0	393.5	394.0	405.0	393.5

(1)	Prior period amounts have been restated to give effect to a one-for-four reverse stock split during the second quarter 2011.

Executive Summary of Second Quarter 2011 Financial Results

Context for the Three and Six Months Ended June 30, 2011 and the Company

Palmetto Bancshares, Inc. was incorporated in 1982 and its wholly-owned subsidiary, The Palmetto Bank, has been operating since 1906. Given the Company’s 104 year history, the Company has developed long-standing relationships with customers in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base. As a result, the Company has historically had a lower cost of deposits than its peers due to a higher core deposit mix.

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

Both 2009 and 2010, as well as the first half of 2011 have been very challenging periods for the Company, the banking industry, and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

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

•	General anxiety on the part of our customers and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets, with current expectations of rising interest rates although the timing is uncertain.

•	High levels of unemployment nationally and in our local markets, which have shown signs of improvement but for which uncertainty continues about whether the trend will continue to improve.

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

•

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational changes resulted in the delineation of our Commercial Bank in August 2009 and our Wealth Management business in October 2010. An internal executive is responsible for our Wealth Management business, and the Company appointed a new internal executive with responsibility for the Commercial Bank in June 2011. In addition, the Company hired a new Chief Credit Officer in July 2009, a new Retail Banking Executive in October 2010, a new Chief Financial Officer in November 2010, and a new Chief Information Officer in May 2011.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges continued in 2010 and into 2011; primarily as a result of these credit losses we also incurred net losses in 2010 and for the first two quarters of 2011.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in June 2010.

•

Market disruption from mergers and acquisitions in our market, with our largest two competitors in terms of deposit market share being acquired by large, out of market banks. In addition, smaller community banks in our market have been also been acquired by out of state banks.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of federal funds purchased, FHLB advances, and higher priced certificates of deposit used to fund loan growth during that period. Loans (including commercial loans held for sale) decreased $336.0 million from March 31, 2009 (peak quarter end loans) to June 30, 2011. Borrowings and certificates of deposits also decreased $215.9 million from June 30, 2009 (peak quarter end borrowings).

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

Calendar years 2010 and 2011

Bank of the Future

•       Reinventing the Bank to be “the bank of the future”

•       Determining the “customer of tomorrow” and refining our products, services, and distribution channels to meet their expectations

•       Adapting to the rapidly changing financial services landscape, including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income, and higher compliance costs

•       Listing of common stock on the NASDAQ stock exchange

•       Preparing for growth through organic growth given banking market disruption in our markets and the potential for growth through mergers and acquisitions upon exit of the Consent Order

Two to five years

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

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, we are in the process of repositioning the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively to improve our net interest margin. This includes investing in higher yielding investment securities until loan growth resumes, as well as paying down higher priced funding such as FHLB advances and maturing CDs. We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, more specifically delineating our businesses, evaluating client demographics and resulting needs, preparing “go to market” strategies with relevant products and services and marketing plans by business, and process improvement and automation to reduce our recurring operating expenses.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 into 2010 and remains higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in 2009, 2010 and through the first six months of 2011 were significantly impacted by the following in comparison to our historical financial results.

•	Provision for loan losses totaling $12.9 million in the first six months of 2011 and $47.1 million and $73.4 million in 2010 and 2009, respectively, compared to $5.6 million in 2008.

•	Loss on commercial loans held for sale totaling $4.9 million in the first six months of 2011 and $7.6 million in 2010 compared to none in 2009 and 2008.

•

Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $2.3 million in the first six months of 2011 and $11.7 million and $3.2 million in 2010 and 2009, respectively, compared to $516 thousand in 2008.

•

Foregone interest of $1.8 million in the first six months of 2011 and $4.7 million and $3.7 million in 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.53%, 2.75% and 4.75%, respectively.

•

Higher FDIC deposit insurance assessments totaling $1.7 million in the first six months of 2011 and $4.5 million and $3.3 million in 2010 and 2009, respectively, compared to $786 thousand in 2008 due to industry wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification being below well-capitalized throughout most of 2010, and an industry-wide special assessment in 2009.

•	Goodwill impairment totaling $3.7 million in 2010.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009.

•

Full valuation allowance recorded against deferred tax assets beginning in December 2010 and continuing through June 2011 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in the first six months of 2011 and the year ended December 31, 2010.

In total, the above events reduced the Company’s pretax earnings by $22.1 million during the six months ended June 30, 2011. Compared to the same periods of 2008, the above events reduced our pretax earnings by approximately $72.3 million and $76.7 million for the years ended December 31, 2010, and 2009, respectively. In addition, the valuation allowance recorded against the net deferred tax asset negated the recognition of a tax benefit associated with our loss for the first six months of 2011 and reduced after-tax earnings by $20.5 million in 2010.

As summarized below, as a result of the execution of our Strategic Project Plan, our pre-tax operating earnings excluding credit related items have improved each quarter since consummation of the Private Placement (in thousands):

	For the three months ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net loss	$(13,779)	$(32,598)	$(6,080)	$(9,569)

Less: Provision (benefit) for income taxes	(7,580)	14,073	52	(1,191)

Less: Credit-related items
Provision for loan losses	13,100	10,500	5,500	7,400
Loan workout expenses (1)	56	2	19	453
Foreclosed real estate writedowns and expenses	5,490	2,604	833	1,504
Loss on commercial loans held for sale	—	7,562	1,151	3,797

Total credit-related items	18,646	20,668	7,503	13,154

Less: Special items
Goodwill impairment	3,691	—	—	—
Gain on sale of credit card portfolio	—	(1,176)	—	—

Total special items	3,691	(1,176)	—	—

Income before income taxes, credit-related and special items	$978	$967	$1,475	$2,394

(1)	Prior to the second quarter 2011, a portion of these costs were included in provision for loan losses; beginning in May 2011 these costs were included in loan workout expenses.

We believe consummation of the Private Placement and ongoing execution of the Strategic Project Plan will result in continued improvement to our both our operating earnings and reported earnings going forward.

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

This resulted in a significant increase in the level of nonperforming assets through March 31, 2010, with a continued elevated level of such assets through June 30, 2011. While nonperforming assets are still high, we have now experienced five consecutive quarters of a reduction with an overall reduction of 38.8% since the peak at March 31, 2010. In addition, for the second quarter in a row, the migration of loans into nonaccrual status declined in the second quarter 2011.

In addition, many of these loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated selling costs under applicable accounting principles, with the fair values determined primarily based on third party appraisals. During 2009 and 2010, appraised values decreased significantly and continue to be depressed in 2011, even in comparison to appraisals received when the loans were originated in 2006 to 2009 and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets in 2009, 2010 and through the first six months of 2011 resulted in significant credit losses. However, given the significant writedowns recorded to date and our problem asset resolution actions, the amount of the more recent writedowns have decreased on an asset by asset basis and therefore are expected to be less severe going forward.

Regulatory Consent Order

As a result of these circumstances and the examination of the Supervisory Authorities in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	We believe we have complied with this provision of the Consent Order.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the supervisory authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	Based on current capital levels, this provision of the Consent Order has not been applicable.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We believe we have complied with this provision of the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we have complied with this provision of the Consent Order.

Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we have complied with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”.	We believe we have complied with this provision of the Consent Order.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we have complied with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are working aggressively to reduce our concentrations in commercial real estate.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we have complied with this provision of the Consent Order.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Prior to and at June 30, 2011, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we have complied with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we have complied with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we have complied with this provision of the Consent Order.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the most recent date being June 5, 2011 when a 45% ($102.0 million) reduction in criticized assets was required from the September 30, 2009 balances. The Bank reduced its criticized assets by $143.5 million, which is more than the amount necessary to meet the June 5, 2011 deadline as well as the Bank’s next incremental deadline, December 2, 2011, by which date the Consent Order requires a 65% ($140.5 million) reduction in criticized assets from the September 30, 2009 balances. As of July 21, 2011, the Bank has reduced its criticized assets by 66.4% ($143.6 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings, and capital. Execution of the Plan is being overseen by the special Regulatory Oversight and Risk Management Committee of the Board of Directors, and we utilized external expertise to assist with its initial implementation. The Plan contemplated substantially all of the requirements of the Consent Order and therefore we believe we have already made substantial progress towards complying with the requirements of the Consent Order. However, certain provisions of the Consent Order required us to submit written plans to the Supervisory Authorities for their review and / or approval, and all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

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

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued throughout 2010 and into 2011, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio in 2009, 2010 and 2011. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board. These internal and independent loan reviews will continue during the remainder of 2011.

•

For identified problem loans, we prepared written borrower-specific workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral.

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

•	In 2010 and 2011, we hired additional personnel with expertise in problem asset workout and disposition, which is currently comprised of four individuals.

•

We are actively marketing problem assets for sale. Nonperforming assets declined $14.4 million (14.2%) during the second quarter 2011, and by 38.8% since the peak at March 31, 2010. The decline during the second quarter 2011 was the fifth consecutive quarterly decline in nonperforming assets.

•

In September 2010, we began marketing for sale a pool of commercial loans. Through June 30, 2011, we sold 14 loans with a gross book value of $19.2 million. We are continuing our efforts to sell the remaining loans held for sale. At June 30, 2011, we had commercial loans held for sale aggregating $49.6 million.

Credit quality indicators improved in the second quarter 2011 as we experienced further reductions in in migration of loans to nonaccrual status, past dues, and nonperforming assets at June 30, 2011. We continue to monitor our loan portfolio very carefully and are aggressively working to reduce our problem assets.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and therefore we have not utilized any special campaigns. In addition, given our elevated cash position, beginning in the fourth quarter 2010 and continuing into the second quarter 2011, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature.

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. In April 2011, we obtained a new line of credit from a correspondent bank totaling $25 million. Additionally, in June 2011 the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets.

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.6 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this elevated cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we have redeployed, through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. We will continue to monitor the level of cash balances in relation to expected liquidity needs and may make further purchases of investment securities during 2011.

At July 21, 2011, funding sources included cash invested at the Federal Reserve totaling $108.8 million, approximately $481 thousand in available retail repurchase agreement capacity, $150.2 million from the FHLB, $10.7 million from the Federal Reserve Discount Window and our correspondent bank lines of credit totaling $30.0 million.

Capital. At June 30, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio (including commercial loans held for sale) by $336.0 million and total assets by $131.1 million since March 31, 2009.

•

Monitored the amount and pricing of time deposit renewals to manage the level of cash balances that are included in our total assets, the level of which influences the amount of leverage capital that must be maintained.

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

One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. We have submitted our application to the NASDAQ and have been informed by the NASDAQ that they are currently evaluating the trading activity in our stock for compliance with their listing requirements. Until our stock is listed on the NASDAQ, the Company’s Private Trading System serves as a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock (www.palmettobank.com).

Earnings. We have been implementing an earnings plan that is focused on improvement through a combination of revenue increases and expense reductions, including assistance from external consulting firms to review our current and potential new products and services and related rates and fees, and to identify process and efficiency improvements.

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At June 30, 2011, loans aggregating $222.1 million had interest rate floors, of which $187.4 million had floors greater than or equal to 5%. In 2010 and into 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates at the time, during 2010 we also borrowed longer-term advances from the FHLB, and extended maturities on certain CD specials to lock in the low interest rates at the time of the specials. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98%.

•	We are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings,

both of which provide noninterest income resulting from service charges on debit card transactions. We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant. In addition, we revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. We also anticipate increases to fees during the remainder of 2011 related to other services.

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

Summary

In summary, during the three months ended June 30, 2011, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general; however we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009. We believe that raising capital in 2010, combined with an improving economy, our continued focus on credit quality and earnings improvements, and garnering increased market share due to the market disruption in our markets, will accelerate our return to profitability in the post-recession environment. We believe that we may return to profitability, on a quarterly basis, at some point during 2012. However, as discussed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. Our policies governing the accounting for our allowance for loan losses and the related reserve for unfunded commitments, commercial loans held for sale and the related valuation allowance, mortgage-servicing rights portfolio, goodwill, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan, the valuation of our common stock, and the determination of fair value of financial instruments were determined to be critical. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our 2010 Annual Report on Form 10-K.

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

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,	Dollar	Percent
	2011	2010	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$133,803	$223,017	$(89,214)	(40.0)%

Total cash and cash equivalents	133,803	223,017	(89,214)	(40.0)
FHLB stock, at cost	5,185	6,785	(1,600)	(23.6)
Investment securities available for sale, at fair value	280,816	218,775	62,041	28.4
Mortgage loans held for sale	789	4,793	(4,004)	(83.5)
Commercial loans held for sale	49,567	66,157	(16,590)	(25.1)
Loans, gross	770,841	793,426	(22,585)	(2.8)
Less: allowance for loan losses	(26,981)	(26,934)	(47)	0.2

Loans, net	743,860	766,492	(22,632)	(3.0)
Premises and equipment, net	26,952	28,109	(1,157)	(4.1)
Accrued interest receivable	5,182	4,702	480	10.2
Foreclosed real estate	15,267	19,983	(4,716)	(23.6)
Income tax refund receivable	—	7,436	(7,436)	(100.0)
Other	9,639	8,998	641	7.1

Total assets	$1,271,060	$1,355,247	$(84,187)	(6.2)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$152,229	$141,281	$10,948	7.7%
Interest-bearing	974,315	1,032,081	(57,766)	(5.6)

Total deposits	1,126,544	1,173,362	(46,818)	(4.0)
Retail repurchase agreements	24,708	20,720	3,988	19.2
FHLB borrowings	—	35,000	(35,000)	(100.0)
Accrued interest payable	845	1,187	(342)	(28.8)
Other	10,599	11,079	(480)	(4.3)

Total liabilities	1,162,696	1,241,348	(78,652)	(6.3)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	474	(347)	(73.2)
Capital surplus	141,713	133,112	8,601	6.5
Accumulated deficit	(28,757)	(13,108)	(15,649)	119.4
Accumulated other comprehensive loss, net of tax	(4,719)	(6,579)	1,860	(28.3)

Total shareholders’ equity	108,364	113,899	(5,535)	(4.9)

Total liabilities and shareholders’ equity	$1,271,060	$1,355,247	$(84,187)	(6.2)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $89.2 million at June 30, 2011 from December 31, 2010 primarily as a result of reinvestment of excess liquidity into higher-yielding investment securities, strategic run-off of high cost time deposits and repayment of FHLB advances in 2011. Carrying excess cash has a negative impact on our interest income since we only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in October 2010, we began redeploying this cash by investing $227.0 million in investment securities starting in the fourth quarter 2010 through the second quarter 2011, prepaying $96.0 million of FHLB advances in December 2010 to May 2011, and not pursuing retention of higher priced certificates of deposits that matured starting in the fourth quarter 2010. Redeploying our excess cash resulted in an improvement in our net interest margin to 3.44% in the second quarter 2011 compared to 3.28% in the first quarter 2011 and 2.78% in the fourth quarter 2010.

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

The following table summarizes cash and cash equivalents pledged as collateral and therefore restricted at the dates indicated (in thousands).

	June 30,	December 31,
	2011	2010
Merchant credit card agreements	$452	$451
Contractually restricted balances for check clearing	929	1,929

Total	$1,381	$2,380

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

	June 30, 2011			December 31, 2010
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
U.S. Treasury and federal agencies	$—	$—	—%	$37,430	$37,426	17.1%
State and municipal	116,552	120,029	42.7	51,243	52,462	24.0
Collateralized mortgage obligations	137,193	137,932	49.2	107,876	108,171	49.4
Other mortgage-backed (federal agencies)	22,036	22,855	8.1	20,189	20,716	9.5

Total investment securities available for sale	$275,781	$280,816	100.0%	$216,738	$218,775	100.0%

Average balances of investment securities available for sale increased to $280.3 million during the three months ended June 30, 2011 from $231.2 million during the three months ended March 31, 2011 and $115.3 million during the three months ended June 30, 2010. This increase was the result of purchases in the third quarter 2010 of U.S. Treasury and federal agencies to provide additional securities to pledge as collateral for FHLB borrowings, as well as reinvestment of our excess cash during the fourth quarter 2010 as well as the first two quarters of 2011. Purchases of investments in the fourth quarter 2010 through second quarter 2011 consisted primarily of government and agency collateralized mortgage obligations at an average yield of 1.30%, A or better rated municipal securities at an average yield of 3.11% and government and agency MBS at an average yield of 3.43%, which was more favorable than other investment securities of comparable credit quality and duration at that time. At June 30, 2011, municipal securities issued in Michigan, Texas, Pennsylvania and South Carolina represented 40.1% of the total state and municipal portfolio and 17.2% of the total investment securities portfolio. The most recent Company purchase of a municipal security from Michigan was in 2007.

The fair value of the investment securities available for sale portfolio represented 22.1% of total assets at June 30, 2011 and 16.1% of total assets at December 31, 2010.

Maturities. The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at June 30, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$3,521	$3,569
Due after one year through five years	24,643	25,967
Due after five years through ten years	42,640	43,933
Due after ten years	45,748	46,560
Collateralized mortgage obligations	137,193	137,932
Other mortgage-backed securities (federal agencies)	22,036	22,855

Total investment securities available for sale	$275,781	$280,816

The weighted average life of investment securities available for sale was 4.9 years, based on expected prepayment activity, at June 30, 2011. Since 58% of the portfolio, based on amortized cost, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-term duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate fair values exceed 10% of shareholders’ equity at June 30, 2011 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Fair value as a % of shareholders’ equity
Freddie Mac	$46,915	$46,504	43.3%
Fannie Mae	36,819	36,388	34.0%
Ginnie Mae	54,198	54,301	50.0%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose fair values exceed 10% of shareholders’ equity at June 30, 2011 (dollars in thousands).

Issuer	Aggregate fair value	Aggregate amortized cost	Fair value as a % of shareholders’ equity0
Fannie Mae	$14,466	$13,802	13.3%

The fair value of state and municipal investment securities issued by Michigan, Texas, Pennsylvania and South Carolina each individually exceeded 10% of shareholders’ equity at June 30, 2011.

Lending Activities

General. Loans continue to be the largest component of our assets. During the three months ended June 30, 2011, gross loans increased $6.6 million from first quarter 2011. This is the first quarterly increase in loans since fourth quarter 2008. Prior to the Private Placement, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing new loan growth as a use of our excess cash balances and to generate a higher level of interest income. Overall, the demand for new loans from credit-worthy borrowers is generally weak, although we are beginning to experience some increase in loan origination activity in certain products. However, it is too soon to know if such origination activity is indicative of a continuing trend or not.

Commercial loans held for sale declined $10.8 million (17.9%) during the second quarter of 2011 as we continue to actively seek to reduce our concentration in commercial real estate loans to improve our credit quality.

Based on our risk assessment of borrowers, during 2010, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs, and sales.

Commercial Loans Held for Sale. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the second quarter 2011 and are expected to continue throughout the remainder of 2011. We are evaluating the bids received on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all bids result in losses. However, in general we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved thus far in 2011, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

We are continuing our efforts to sell the remaining loans held for sale. These loans are carried at the lower of cost or fair value, and a valuation allowance of $2.1 million was recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $49.6 million at June 30, 2011. At June 30, 2011, all of the commercial loans held for sale were commercial real estate loans based on FDIC code. Writedowns of $1.5 million and $2.2 million were recorded in the three and six months ended June 30, 2011 respectively, to reduce the value of these assets to fair value, which was based on updated appraisals received during these periods or internal valuations, less estimated costs to sell. In addition, losses of $2.2 million were recognized in both the three and six months ended June 30, 2011 on sales of commercial loans held for sale. There can be no assurances that the remaining loans will be sold, or that bids will be offered, at the currently recorded balances. Accordingly, to the extent we accept bids for these loans, we may receive less than the current net carrying amount of the loans and incur a corresponding incremental loss on any such sales.

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

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Commercial real estate	$531,195	64.7%	$573,822	66.8%
Single-family residential	179,261	21.9	178,980	20.8
Commercial and industrial	47,569	5.8	47,812	5.6
Consumer	56,033	6.8	52,652	6.1
Other	6,350	0.8	6,317	0.7

Total loans	$820,408	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(49,567)		(66,157)

Loans, gross	$770,841		$793,426

Loans included in the preceding loan composition table are net of participations sold. Participations sold reflect two loans totaling $12.3 million at June 30, 2011 and $12.5 million at December 31, 2010. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $415.9 million and $423.6 million at June 30, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. At June 30, 2011 and December 31, 2010, $331.1 million and $346.5 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $84.3 million and $92.5 million, respectively, was available as lendable collateral.

At June 30, 2011 and December 31, 2010, $7.0 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

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

At June 30, 2011, commercial real estate loans, categorized by FDIC code, comprised 64.7% of gross loans and commercial loans held for sale and 430.8% of the Bank’s total regulatory capital primarily concentrated within nonfarm nonresidential commercial real estate.

Asset Quality. Given the negative credit quality trends that began in 2008, accelerated during 2009, and continued through 2010 and into 2011, we have performed extensive analysis of our non-consumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status, and collateral valuation of the loans by the loan officers, our senior management team, external consultants, and an external loan review firm. Of particular significance is that these reviews have currently identified 32 specifically identified borrower relationships (44 individual loans) that have resulted in $79.9 million (57%) of the $139.9 million of net loan charge-offs, writedowns on loans held for sale, and writedowns on foreclosed assets recorded in the past ten quarters. In general, these loans have one or more of the following common characteristics:

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

In general, our entire commercial real estate loan portfolio has been negatively impacted by the challenging economic environment that began in 2008. However, this pool of loans is the primary contributor to our deteriorated asset quality, charge-offs, and resulting net loss over the past ten quarters. In addition, this pool of loans has exhibited a loss given default much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing customers that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

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

•

Special Assets: In 2009 and 2010, we engaged two external workout consultants (who have since completed their engagements); we reassigned a commercial lender; and we hired experienced special assets professionals. This department is currently comprised of four people and these internal personnel and external consultants have been focused exclusively on accelerated resolution of our problem assets.

•

Training: During 2010 and 2011, we conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, Small Business Administration programs and credit underwriting.

At June 30, 2011, nonperforming assets decreased $14.4 million (14.4%) from March 31, 2011 and $24.4 million (21.9%) from December 31, 2010, representing a total decline of 38.8% from the peak at March 31, 2010 and the fifth consecutive quarterly decline. However, we continue to have a high-risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Construction, land development and other land loans	$46,122	$52,386	$52,528	$42,914	$37,733
Multifamily residential	1,907	7,475	7,943	8,022	9,352
Nonfarm nonresidential	12,640	14,063	18,781	25,787	28,200
Single-family real estate, revolving, open end loans	993	875	998	987	535
Single-family real estate, closed end, first lien	7,521	7,395	7,607	6,473	7,991
Single-family real estate, closed end, junior lien	608	606	866	969	633
Commercial and industrial	1,466	1,795	2,197	4,776	6,330
Credit cards	18	26	26	400	398
All other consumer	464	478	459	445	433
Farmland	—	—	—	—	48

Total nonaccrual loans	71,739	85,099	91,405	90,773	91,653

Real estate acquired in settlement of loans	15,267	16,244	19,983	22,508	26,521
Repossessed automobiles acquired in settlement of loans	67	141	104	130	106

Total foreclosed assets	15,334	16,385	20,087	22,638	26,627

Total nonperforming assets	$87,073	$101,484	$111,492	$113,411	$118,280

Less: Nonaccrual commercial loans held for sale	(13,317)	(22,654)	(27,940)	(47,957)	—

Adjusted nonperforming assets	$73,756	$78,830	$83,552	$65,454	$118,280

Loans*	$820,408	$824,573	$859,583	$916,128	$967,244
Total assets	1,271,060	1,333,211	1,355,247	1,379,632	1,386,959
Total nonaccrual loans as a percentage of:
loans* and foreclosed assets	8.58%	10.12%	10.39%	9.67%	9.22%
total assets	5.64	6.38	6.74	6.58	6.61
Total nonperforming assets as a percentage of:
loans* and foreclosed assets	10.42%	12.07%	12.67%	12.08%	11.90%
total assets	6.85	7.61	8.23	8.22	8.53

*	includes gross loans and commercial loans held for sale

Loans placed in nonaccrual status during the three months ended June 30, 2011 resulted from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that full payment of principal or interest was not expected due to personal cash flows from the borrowers and guarantors being inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans, or a decline in fair values of the collateral resulting in lower cash proceeds from property sales. Loans migrating into nonaccrual status in the first and second quarter 2011 totaled $4.0 million and $10.1 million, respectively, compared to an average of $25 million the previous eight quarters. We believe this quarterly reduction of loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Fifteen loans with a balance greater than $1 million comprised approximately 53% of our nonaccrual loans at June 30, 2011. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential / residential lots / golf course development	$32,587	45%
Multifamily residential	1,418	2
Real estate for commercial use	2,772	4
Marina	1,198	2

Total nonaccrual loans > $1 million secured by commercial real estate	$37,975	53%

Additionally, four of these loans (12% based on the principal balance at June 30, 2011) were purchased participations and five of these loans (14% based on the principal balance at June 30, 2011) are out-of-market loans. In 2009, we amended our loan policy to preclude originating any new loans of these kinds.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $900 thousand and $1.4 million would have been reported during the three and six months ended June 30, 2011, respectively, had loans classified as nonaccrual during the period performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the Foreclosed real estate portfolio, by FDIC code, at June 30, 2011 (in thousands).

Construction, land development, and other land loans	$7,094
Single-family residential	1,339
Nonfarm, nonresidential	6,834

Total real estate acquired in settlement of loans	$15,267

Four properties greater than $1 million comprised approximately 44% of our foreclosed real estate portfolio at June 30, 2011. Of these properties, 45% were mixed used retail / office, 17% were retail offices, 22% were residential lots, and 16% were commercial lots. Additionally, none of these properties were participations. One of the four was the result of an out-of-market loan.

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

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2011	2010	2011	2010
Foreclosed real estate, beginning of period	$16,244	$28,867	$19,983	$27,826
Plus: New foreclosed real estate	1,648	4,204	5,412	8,097
Less: Proceeds from sale of foreclosed real estate	(1,469)	(4,244)	(8,457)	(6,297)
Less: Gain on sale of foreclosed real estate	5	11	86	282
Less: Provision charged to expense	(1,161)	(2,317)	(1,757)	(3,387)

Foreclosed real estate, end of period	$15,267	$26,521	$15,267	$26,521

At July 21, 2011, eight additional properties with an aggregate net carrying amount of $2.7 million were under contract for sale to close in the third quarter of 2011.

We are actively addressing the elevated level of nonperforming assets and will continue to be aggressive in working to resolve these issues as quickly as possible. For problem assets identified, we prepared borrower-specific written workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans, or foreclosure and sale of the collateral. We are also actively marketing for sale certain commercial loans. However, given the nature of the projects related to such loans and the distressed values within the real estate market, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that current negative asset quality trends may continue for coming periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower, for example, reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender. As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. At June 30, 2011, the principal balance of troubled debt restructurings, in gross loans and commercial loans held for sale, totaled $60.4 million, of which loans totaling $24.3 million are classified as commercial loans held for sale. In addition, at June 30, 2011, $758 thousand troubled debt restructurings were also in nonaccrual status.

Historically, we have not split loans into two legally separate loans (commonly referred to as an A/B loan structure). However, in 2010 we restructured certain loans as A/B loan structures and at June 30, 2011, we had four loans that had been legally split into separate loans, with both the A and B loans accounted for as troubled debt restructures. Cumulative net charge-offs of $1.9 million have been recorded on these loans. All of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at June 30, 2011 were $8.1 million and $10.9 million, respectively.

Fourteen individual loans greater than $1 million comprised $46.7 million (77%) of our troubled debt restructurings, including commercial loans held for sale, at June 30, 2011. One of the loans experienced rate concessions, three experienced term concessions, five experienced rate and term concessions, four experienced a reduction in required principal paydowns, and one was classified as a troubled debt restructuring as a result of disbursing funds for taxes on behalf of the borrower. At June 30, 2011, all of the troubled debt restructurings individually greater than $1 million are performing as expected under the new terms.

A troubled debt restructuring can be removed from this classification in years after the restructuring if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement. During the three months ended June 30, 2011, there were no troubled debt restructuring removed from this classification as a result of sustained performance in accordance with restructured terms. During the six months ended June 30, 2011, one troubled debt restructuring of $876 thousand was removed from this classification as it was performing in accordance with its restructured terms.

On July 1, 2011, we adopted the provisions of ASU 2011-02, which provides updated guidance on determining when a loan should be considered at troubled debt restructuring. We continue to evaluate the impact of this pronouncement on our troubled debt restructuring disclosures and allowance for loan losses.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the borrower or of the collateral pledged, if any, have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan, and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of June 30, 2011, total potential problem loans (loans classified as substandard and doubtful) totaled $113.5 million, of which $32.2 million were in commercial loans held for sale. Total potential problem loans decreased 23.0% from their peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses remained relatively flat at $27.0 million, or 3.50% of gross loans, at June 30, 2011, compared to $27.0 million, or 3.53%, at March 31, 2011 and $26.9 million, or 3.39%, at December 31, 2010. The decreasing coverage percentage as compared to March 31, 2011 is a function of an increasing consumer loan portfolio, for which our loss rate is lower than losses on commercial real estate loans. We believed it was appropriate for the provision for loan losses to cover net charge-offs in the second quarter 2011 as we continue to have high levels of classified and criticized assets and nonperforming loans. While we have been actively deleveraging our commercial real estate portfolio since 2009 and our credit quality trends are improving, we still maintain a heavy concentration in commercial real estate loans with individually large loans. In addition, while it appears that appraised values on commercial real estate may be starting to stabilize, it is too soon to conclude that values have hit bottom. However, certain credit quality indicators have improved over the past several quarters, including a reduction in the in-migration of nonaccrual loans, reduction in total nonaccrual loans, and improving past dues. If these credit quality indicators continue to improve, we may reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

The June 30, 2011 allowance for loan losses, and, therefore indirectly the provision for loan losses for the three and six months ended June 30, 2011, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the ongoing depressed overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased to 14.1% of the loan portfolio, including commercial loans held for sale, at June 30, 2011 from 15.9% at December 31, 2010,

•

The asset quality trends in our loan portfolio, including a high level of nonperforming assets at June 30, 2011, which while still at an elevated level, decreased for the past five consecutive quarters,

•

The trend in our criticized and classified loans, which while still at an elevated level, decreased 10.8% and 7.3%, respectively, from the previous quarter and represents the fifth consecutive quarterly decline,

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

	At and for the three months ended June 30,		At and for the six months ended June 30,		At and for the year ended December 31,
	2011	2010	2011	2010	2010
Allowance for loan losses, beginning of period	$26,954	$28,426	$26,934	$24,079	$24,079
Provision for loan losses	7,400	12,750	12,900	23,500	47,100
Less: Allowance reclassified as commercial loans held for sale valuation allowance	—	—	—	—	2,358
Less: Allowance reclassified in credit card portfolio sale	—	—	—	—	452
Loans charged-off
Commercial real estate	6,296	12,135	10,441	17,405	33,481
Single-family residential	461	266	1,317	1,442	4,214
Commercial and industrial	474	215	909	497	3,135
Consumer	124	255	294	577	1,483
Other	210	207	393	399	647

Total loans charged-off	7,565	13,078	13,354	20,320	42,960
Recoveries
Commercial real estate	1	128	36	491	544
Single-family residential	2	14	52	80	98
Commercial and industrial	16	5	46	150	154
Consumer	40	22	96	135	729
Other	133	116	271	268	—

Total loans recovered	192	285	501	1,124	1,525

Net loans charged-off	7,373	12,793	12,853	19,196	41,435

Allowance for loan losses, end of period	$26,981	$28,383	$26,981	$28,383	$26,934

Average gross loans	$765,727	$992,999	$772,507	$1,010,553	$943,101
Ending gross loans	770,841	967,244	770,841	967,244	793,426
Nonaccrual loans	71,739	91,653	71,739	91,653	91,405
Net loans charged-off as a percentage of average gross loans	3.86%	5.17%	3.36%	3.83%	4.39%
Allowance for loan losses as a percentage of ending gross loans	3.50	2.93	3.50	2.93	3.39
Allowance for loan losses as a percentage of nonaccrual loans	37.61	30.97	37.61	30.97	29.47

In addition to loans charged-off in their entirety in the ordinary course of business, included within loans charged-off for the three and six months ended June 30, 2011 were $6.8 million and $11.1 million, respectively, in gross loan charge-offs relating to loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the collateral less estimated costs to sell, which are generally based on fair values from third party appraisals.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated to be potential impaired loans includes all troubled debt restructurings and all loans with interest reserves, as well as significant individual loans classified as doubtful or on nonaccrual status. At June 30, 2011, we had one loan totaling $2.7 million with a Bank-funded interest reserve. Based on its performance, this loan was not considered impaired.

In situations where a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment, which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At June 30, 2011, $73.6 million of our loans evaluated individually for impairment, including commercial loans held for sale, were valued based on collateral value, $28.2 million were valued based on discounted future cash flows and $1.6 million were valued based on the loan’s observable market price.

Generally, for larger impaired loans valued based on the value of the collateral, current appraisals performed by approved third party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications, and other observable market data) to estimate the current fair value. The estimated costs to sell the property are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

At December 31, 2010, the balance of impaired loans, including commercial loans held for sale, was $107.7 million. Of that balance, $24.9 million of the impaired loans had a related allowance for loan losses of $6.3 million. The average balance of impaired loans was $105.7 million for the year ended December 31, 2010 and $103.1 million and $101.0 million for the three and six months ended June 30, 2010, respectively.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year look-back period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, during 2010 and thus far in 2011 we have also used a three-year look-back period for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the June 30, 2011 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons, and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses, by portfolio segment, at and for the six months ended June 30, 2011 (in thousands).

	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934
Provision for loan losses	10,503	1,710	313	218	156	12,900

Loan charge-offs	10,441	1,317	909	294	393	13,354
Loan recoveries	36	52	46	96	271	501

Net loans charged-off	10,405	1,265	863	198	122	12,853

Allowance for loan losses, end of period	$19,077	$4,506	$1,942	$1,395	$61	$26,981

Individually evaluated for impairment	$5,704	$325	$120	$—	$—	$6,149
Collectively evaluated for impairment	13,373	4,181	1,822	1,395	61	20,832

Allowance for loan losses, end of period	$19,077	$4,506	$1,942	$1,395	$61	$26,981

Gross loans, end of period:
Individually evaluated for impairment	$63,247	$4,333	$1,131	$—	$—	$68,711
Collectively evaluated for impairment	418,381	174,928	46,438	56,033	6,350	702,130

Total gross loans	$481,628	$179,261	$47,569	$56,033	$6,350	$770,841

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

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

We believe that the allowance for loan losses at June 30, 2011 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid.

Certain credit quality statistics related to our loan portfolio have improved over the past few quarters, including reductions of in-migration of nonaccrual loans and reductions in the aggregate level of nonperforming assets. To the extent such improvement continues, we may reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Commercial Loans Held for Sale Valuation Allowance. At June 30, 2011, commercial loans held for sale are carried at the lower of cost or fair value, and reflect a valuation allowance of $2.1 million recorded against the loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $49.6 million. A valuation allowance is recorded against the loans held for sale for the excess of the recorded investment in the loan over the fair value less estimated selling costs.

In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the second quarter 2011 and are expected to continue throughout the remainder of 2011. We are evaluating the bids received on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all bids result in losses. However, in general we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved thus far in 2011, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

Writedowns of $1.5 million and $2.2 million were recorded in the three and six months ended June 30, 2011, respectively, to reduce the value of these assets to fair value, which was based on updated appraisals received during these periods, less estimated costs to sell, or internal valuations, as applicable.

The following table summarizes activity within commercial loans held for sale and the related valuation allowance, at the dates and for the periods indicated (in thousands).

	Commercial loans held for sale, prior to valuation allowance	Valuation allowance on commercial loans held for sale
Beginning balance at December 31, 2010	$68,491	$2,334
Additions:
Loans held for investment transferred to loans held for sale	1,224	—
Additional valuation allowance requirments for ending loans held for sale	—	1,551

Total additions	1,224	1,551

Reductions:
Loans held for sale sold	8,834	4
Transfers to foreclosed real estate	4,109	163
Direct writedowns on loans held for sale	2,674	1,282
Net recovery of valuation for ending loans held for sale	—	297
Net paydowns	2,392	—

Total reductions	18,009	1,746

Ending balance at June 30, 2011	$51,706	$2,139

Deferred Tax Asset, net

As of December 31, 2010, prior to any valuation allowance, gross deferred tax assets totaling $25.9 million and gross deferred tax liabilities totaling $5.4 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under the Internal Revenue Code, and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset in the amount of $20.5 million through a charge against income tax expense (benefit) at December 31, 2010. At June 30, 2011, as a result of the six month ended June 30, 2010 loss, gross deferred tax assets increased to $32.1 million while gross deferred tax liabilities increased to $6.3 million. Based on a continued evaluation of the factors considered at December 31, 2010, including the limitation on the future utilization of net operating losses as discussed below, we recorded an additional valuation allowance against the net deferred tax asset to fully offset the income tax benefit that otherwise would have been recorded.

For the second quarter 2011, an income tax benefit of $1.2 million was recorded to reflect a decrease in the valuation allowance as a result of an increased deferred tax liability on unrealized gains in the Company’s investment securities portfolio.

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

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at June 30, 2011 and December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and therefore how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	June 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$152,229	13.5%	$141,281	12.0%
Interest-bearing transaction deposit accounts	289,654	25.7	292,827	25.0

Transaction deposit accounts	441,883	39.2	434,108	37.0

Money market deposit accounts	119,356	10.6	143,143	12.2
Savings deposit accounts	57,668	5.1	49,472	4.2
Time deposit accounts	507,637	45.1	546,639	46.6

Total deposits	$1,126,544	100.0%	$1,173,362	100.0%

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking features and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a monthly fee of $5, which, as of August 1, 2011, is reduced by $0.25 each time an account holder uses their debit card (the reduction was $0.50 per swipe through July 31, 2011). Thus, twenty debit card transactions per month result in no monthly fee to the account holder (ten monthly debit card transactions resulted in no monthly fee prior to August 1, 2011). However, the Company earns a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit rental for a period of time, and comes with a membership rewards program that provides purchase discounts to the account holders for items such as airfare, car rental and hotel, and every day savings at a wide variety of national and local retailers and entertainment companies.

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

We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate the benefits and features of the MyPal and Smart Savings products and revised the terms of the MyPal account effective August 1, 2011. We also revised and eliminated certain existing fees and implemented new fees based on our analysis of our fee structure in relation to our costs and competitor fees, with various implementation dates generally between October 1, 2010 and March 1, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions is October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to expected negative impact on interchange fees, the Dodd-Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010 the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes effective July 1 and August 1, 2011. Changes include a cap of $192 in overdraft fees per day (which corresponds to 6 overdraft transactions), implementation of a $1 deminimus amount for clients to avoid overdraft fees, reducing the courtesy overdraft amount on our MyPal account from $100 to $50, and reducing the number of free foreign ATM transactions on our MyPal account from five to three per month. We will continue to monitor the impact of the Dodd-Frank Act on our earnings and additional product and fee changes may be implemented.

As a result of the Private Placement in October 2010, we did not pursue retention of higher priced certificates of deposits that matured beginning in the fourth quarter 2010 through the second quarter 2011. We currently anticipate continuing this strategy over the remainder of 2011.

At June 30, 2011, traditional deposit accounts as a percentage of liabilities were 96.9% compared with 94.5% at December 31, 2010. Interest-bearing deposits decreased $57.8 million during the six months ended June 30, 2011, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $10.9 million during the same period, primarily as a result of focused efforts to grow core deposits and seasonal increases in balances. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit customers. We are also pursuing strategies to increase our transaction deposit accounts as a proportion of our total deposits.

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

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 4.5% at December 31, 2010 to 2.1% at June 30, 2011. The decrease was due to less reliance on such borrowed funding sources as liquidity was provided through core deposit growth, and cash retention of proceeds from loan payments and maturing securities. We also utilized excess cash balances in 2011 to prepay our remaining FHLB advances.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	June 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Retail repurchase agreements	$24,708	100.0%	$20,720	37.2%
FHLB advances	—	—	35,000	62.8

Total borrowed funds	$24,708	100.0%	$55,720	100.0%

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

Correspondent Bank Line of Credit. At June 30, 2011, the Company had access to one secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Correspondent bank line of credit accomodations	$30,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$30,000	$5,000

In April 2011, we obtained an uncommitted overnight variable rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be required to pledge investment securities with a fair value equal to approximately 110% of the amount borrowed. These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances and letters of credit. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages, as calculated by the FHLB. Effective March 2011, we may borrow from the FHLB for terms up to 3 years, subject to availability of collateral. Previously, from January 2010 to March 2011 the maximum maturity for potential borrowings was overnight. In addition, in June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2011	December 31, 2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$84,328	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	19,820	46,275

Advances and letters of credit
FHLB advances	—	(35,000)
Letters of credit	(50,000)	(50,000)

Excess	54,148	53,303

At June 30, 2011, the Company had no outstanding FHLB advances. As part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, in 2011 the Company prepaid $35.0 million of FHLB advances resulting in prepayment penalties of $412 thousand.

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

Capital

At June 30, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes information related to capital at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended June 30,				At and for the six months ended June 30,
	2011		2010		2011		2010
Total shareholders’ equity	$108,364		$62,643		$108,364		$62,643
Average shareholders’ equity	116,494		70,705		118,258		73,660
Shareholders’ equity as a percentage of assets	8.53%		4.52%		8.53%		4.52%
Average shareholders’ equity as a percentage of average assets	8.80		5.15		8.94		5.38
Cash dividends per common share	$—		$—		$—		$—
Tangible book value per common share	8.51		36.30		8.51		36.30
Dividend payout ratio	n/a	%	n/a	%	n/a	%	n/a	%

Accumulated Other Comprehensive Loss. The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	For the six months ended June 30,
	2011	2010
Net Unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains arising during the period	3,054	2,050
Income tax expense	(1,159)	(778)
Less: Reclassification adjustment for gains included in net loss	(56)	(8)
Income tax expense	21	3

	1,860	1,267

Balance, end of period	3,124	1,573

Net Unrealized Losses on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)
Other comprehensive loss:
Impact of FASB ASC 715	—	—
Income tax benefit	—	—

	—	—

Balance, end of period	(7,843)	(7,266)

	$(4,719)	$(5,693)

Total other comprehensive income, end of period	$1,860	$1,267
Net loss	(15,649)	(13,825)

Comprehensive loss	$(13,789)	$(12,558)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

Dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. Under the terms of a Consent Order the Bank entered into with the FDIC and the State Board in June 2010, the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. In addition, currently the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

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

Private Placement. In October 2010 we consummated the Private Placement in which institutional investors purchased $103.9 million of shares of the Company’s common stock at $10.40 per share ($2.60 per share prior to giving effect to the reverse stock split). As a result, the Company’s and the Bank’s capital adequacy ratios exceed the minimum capital adequacy ratios to be categorized as “well-capitalized” and those required by the Consent Order for the Bank.

In addition, the investors have preemptive rights with respect to public or private offerings of the Company’s common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of the Company’s common stock beneficially owned, subject to certain exceptions, including an exception that permits the Company to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to the Company’s shareholders as of the close of business on October 6, 2010. With respect to our legacy shareholders, at December 31, 2010, we had issued 194,031 shares of common stock for proceeds of $2.0 million, and in January 2011 we issued an additional 113,477 shares for proceeds of $1.2 million. Under the terms of the Private Placement, the institutional investors who participated in the Private Placement had the right to purchase any unsubscribed shares from the follow-on offering to the legacy shareholders. As a result, in the first quarter 2011, we issued to these institutional investors 654,031 shares of common stock at $10.40 per share for net proceeds of $6.8 million, resulting in the $10 million offering being fully subscribed. The net proceeds of the offerings were contributed to the Bank as an additional capital contribution.

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

The balance of gross deferred income taxes at June 30, 2011 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable, given the financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition - Deferred Tax Asset, we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Based on our evaluation of the deferred tax asset at June 30, 2011, we recorded an incremental valuation allowance to fully offset our deferred tax asset at June 30, 2011.

Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At June 30, 2011, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. The evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods.

Since June 30, 2011, no conditions or events have occurred of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

Equity. We have authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. In the Private Placement, 9,993,996 shares of common stock were issued in October 2010, 307,508 shares were issued in connection with the follow-on offering to legacy shareholders as of October 6, 2010, and 654,031 shares were issued to the institutional investors in the Private Placement in the first quarter 2011, resulting in remaining authorized but unissued common shares of 6,023,109 at July 21, 2011. To date, we have not issued any shares of preferred stock.

Government Financing. We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 based on our evaluation of the merits of the program at that time.

In September 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “SBLF”). The SBLF, which was enacted as part of the Act, a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and their guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. Based on the program criteria, we did not participate in the SBLF.

With respect to any other potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital, and the Company’s strategy for the use of additional capital, to determine whether it is prudent to participate.

NASDAQ Listing. One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. We have submitted our application to the NASDAQ and have been informed by the NASDAQ that they are currently evaluating the trading activity in our stock for compliance with their listing requirements. Until our stock is listed on the NASDAQ, the Company’s Private Trading System serves as a passive mechanism created to assist buyers and sellers in facilitating trades in our common stock (www.palmettobank.com).

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

Asset liquidity is provided by liquid assets which are readily convertible into cash, are pledgeable or which will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale, and federal funds sold. Liability liquidity is provided by access to funding sources, which include deposits and borrowed funds. We may also issue equity securities although our common and preferred stock are not currently listed on a national exchange or quoted on the OTC Bulletin Board. One of the requirements of the Private Placement is that the Company will use its reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. We have submitted our application to the NASDAQ and have been informed by the NASDAQ that they are currently evaluating the trading activity in our stock for compliance with their listing requirements. Each of the Company’s sources of liquidity is subject to various factors beyond our control.

Liquidity resources and balances at June 30, 2011, contained herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed to date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive customer deposit retention initiatives specific to large deposit customers and our deposit customers in general.

•

Executing targeted deposit growth and retention campaigns, resulting in retained and new certificates of deposit through June 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and therefore we have not utilized any special campaigns. In addition, given our cash position, beginning in the fourth quarter 2010 and continuing into the second quarter 2011, we are not pursuing special CD campaigns and have reduced our deposit pricing to allow our higher priced CDs to roll off as they mature.

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. In April 2011, we obtained a new line of credit from a correspondent bank totaling $25 million. Additionally, in June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets.

•	Accelerating the filing of income tax refund claims resulting in refunds received totaling $27.6 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we have redeployed, through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. We will continue to monitor the level of cash balances in relation to expected liquidity needs and may make further purchases of investment securities during 2011.

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

Long-Term Contractual Obligations. In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at June 30, 2011 (in thousands) except obligations for employee benefit plans as these obligations are paid from separately identified assets. See Note 13, Employee Benefit Plans, for discussion regarding these employee benefit plans.

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$315,923	$187,777	$3,902	$35	$507,637

There have been no other significant changes in future real property operating lease obligations or FHLB advances as reported in our Annual Report on Form 10-K for the year ended December 31, 2010 except as otherwise noted within this Quarterly Report on Form 10-Q.

Short-Term Contractual and Noncontractual Obligations. In July 2011, the Company committed $136 thousand to purchase five automatic teller machines to replace five units currently in service. A portion of this commitment was anticipated during the Company’s 2011 annual budgeting process for which the Board of Directors approved $2.4 million in capital expenditures related to technology and facilities as disclosed in the Company’s 2010 Annual Report on Form 10-K.

Second Quarter 2011 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended June 30,		Dollar variance
				Percent variance
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$112	$88	$24	27.3%
Dividends received on FHLB stock	13	5	8	160.0
Interest earned on investment securities available for sale	1,909	786	1,123	142.9
Interest and fees earned on loans	11,503	13,571	(2,068)	(15.2)

Total interest income	13,537	14,450	(913)	(6.3)
Interest expense
Interest paid on deposits	2,524	3,274	(750)	(22.9)
Interest paid on retail repurchase agreements	8	13	(5)	(38.5)
Interest paid on commercial paper	—	11	(11)	(100.0)
Interest paid on FHLB borrowings	23	408	(385)	(94.4)
Other	—	10	(10)	(100.0)

Total interest expense	2,555	3,716	(1,161)	(31.2)

Net interest income	10,982	10,734	248	2.3
Provision for loan losses	7,400	12,750	(5,350)	(42.0)

Net interest income (expense) after provision for loan losses	3,582	(2,016)	5,598	(277.7)

Noninterest income
Service charges on deposit accounts, net	1,875	2,027	(152)	(7.5)
Fees for trust and investment management and brokerage services	842	735	107	14.6
Mortgage-banking	241	180	61	33.9
Automatic teller machine	256	240	16	6.7
Merchant services	—	101	(101)	(100.0)
Bankcard services	49	175	(126)	(72.0)
Investment securities gains	56	—	56	100.0
Other	439	271	168	62.0

Total noninterest income	3,758	3,729	29	0.8
Noninterest expense
Salaries and other personnel	6,390	6,302	88	1.4
Occupancy	1,146	1,148	(2)	(0.2)
Furniture and equipment	930	927	3	0.3
Professional services	553	733	(180)	(24.6)
FDIC deposit insurance assessment	702	981	(279)	(28.4)
Marketing	520	450	70	15.6
Foreclosed real estate writedowns and expenses	1,504	2,550	(1,046)	(41.0)
Loss on commercial loans held for sale	3,797	—	3,797	100.0
Other	2,558	1,948	610	31.3

Total noninterest expense	18,100	15,039	3,061	20.4

Net loss before benefit for income taxes	(10,760)	(13,326)	2,566	(19.3)
Benefit for income taxes	(1,191)	(4,793)	3,602	(75.2)

Net loss	$(9,569)	$(8,533)	$(1,036)	12.1%

Common and per share data
Net loss - basic	$(0.76)	$(5.29)	$5.29	(100.0)%
Net loss - diluted	(0.76)	(5.29)	5.29	(100.0)
Cash dividends	—	—	—	—
Book value	8.51	38.57	(30.06)	(77.9)
Weighted average common shares outstanding - basic	12,616,887	1,613,900
Weighted average common shares outstanding - diluted	12,616,887	1,613,900

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

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. In 2010 and into 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Given expectations for rising interest rates at the time, during 2010 we also borrowed longer-term advances from the FHLB, and extended maturities on certain CD specials to lock in the low interest rates at the time of the specials. Since December 2010, we used excess cash earning 25 basis points to prepay $96.0 million of FHLB advances bearing interest at an average rate of 1.69%.

•

Regarding noninterest income, we are evaluating other noninterest sources of income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. We evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate the benefits and features of the MyPal and Smart Savings products and implemented additional changes to the terms of the MyPal account effective August 1, 2011. We also revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. We anticipate further fee increases related to other Company-provided services during 2011.

•

Regarding noninterest expenses, we identified specific noninterest expense reductions and are continuing to review other expense areas for additional reductions. For example, we performed energy audits of our two largest facilities, renegotiated vendor contracts at reduced prices, and consolidated vendors for volume pricing. These expense reductions have been and will be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our higher level of nonperforming assets.

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

In addition, to increase our market share and improve earnings, we implemented tailored go-to-market-strategies for each of our businesses, including products and services, marketing plans, employee expertise, and training. We believe we are also attracting new clients given the significant disruption occurring in our markets from the acquisition of local banks by out-of-state institutions.

We are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement in October 2010, we continue to reposition the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively to improve our net interest margin. This includes investing in higher yielding investment securities until loan growth resumes, as well as paying down higher priced funding such as FHLB advances and maturing CDs. We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, evaluating client demographics and resulting needs, more specifically delineating our businesses, and preparing “go to market” strategies with relevant products and services and marketing plans by business.

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

During the second half of 2008 and continuing into 2011, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income totaled $11.0 million for the three months ended June 30, 2011 compared with $10.7 million for the three months ended June 30, 2010. Overall, interest income for the three months ended June 30, 2011 was impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008 and a continuation of this low rate environment into 2011. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit interest rate levels. We have also implemented interest rate floors on loans. At June 30, 2011, loans aggregating $222.1 million had interest rate floors, of which $187.4 million had floors greater than or equal to 5%.

•	Very competitive loan pricing for a limited number of credit-worthy borrowers, which has resulted in lower interest rates on loan originations.

•	Foregone interest on nonaccrual loans for the three months ended June 30, 2011 totaled $900 thousand.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $957 thousand for the three months ended June 30, 2011 when compared with investing these funds at the average yield of 2.73% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we have begun redeploying this cash balance into investment securities and also prepaid all of our $96 million of FHLB advances beginning in December 2010 and continuing through May 2011.

•

Reduction of $3.7 million in total loans during the three months ended June 30, 2011 as repayments, sales and charge-offs outpaced new loan originations given limited loan demand from credit-worthy borrowers. We are intentionally seeking to sell commercial loans held for sale aggregating $49.6 million and expect total loans to be reduced as those sales occur. However, we are actively pursuing new loan originations. As a result, gross loans grew by $6.6 million in the second quarter 2011, the first quarterly increase since the fourth quarter of 2008. Loan growth in the second quarter 2011 was primarily the result of increases in indirect auto and home equity balances. We are intently focused on generating additional loan growth going forward.

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

	For the three months ended June 30,
	Average balance	2011 Income/ expense	Yield/ rate	Average balance	2010 Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$167,170	$112	0.27%	$187,403	$88	0.19%
FHLB stock	5,916	13	0.88	7,010	5	0.29
Investment securities available for sale, taxable (1)	165,284	991	2.40	72,152	422	2.35
Investment securities available for sale, nontaxable (1)	114,975	918	3.20	43,122	364	3.39
Loans (2)	825,601	11,503	5.59	994,587	13,571	5.47

Total interest-earning assets	1,278,946	13,537	4.25	1,304,274	14,450	4.44

Noninterest-earning assets
Cash and cash equivalents	11,460			10,406
Allowance for loan losses	(25,971)			(27,361)
Premises and equipment, net	27,957			29,756
Goodwill	—			3,688
Accrued interest receivable	4,778			4,082
Foreclosed real estate	15,948			29,045
Income tax refund receivable	1,552			782
Other	9,142			17,075

Total noninterest-earning assets	44,866			67,473

Total assets	$1,323,812			$1,371,747

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$295,636	$34	0.05%	$297,394	$67	0.09%
Money market deposit accounts	145,525	52	0.14	134,181	174	0.52
Savings deposit accounts	56,550	11	0.08	46,030	37	0.32
Time deposit accounts	515,208	2,427	1.89	531,828	2,996	2.26

Total interest-bearing deposits	1,012,919	2,524	1.00	1,009,433	3,274	1.30
Retail repurchase agreements	24,910	8	0.13	21,861	13	0.24
Commercial paper (Master notes)	—	—	—	17,347	11	0.25
Other short-term borrowings	11	—	—	—	—	—
FHLB borrowings	2,527	23	3.65	95,998	408	1.70
Convertible debt	—	—	—	380	10	10.56

Total interest-bearing liabilities	1,040,367	2,555	0.99	1,145,019	3,716	1.30
Noninterest-bearing liabilities
Noninterest-bearing deposits	155,911			143,894
Accrued interest payable	1,172			1,508
Other	9,868			10,621

Total noninterest-bearing liabilities	166,951			156,023

Total liabilities	1,207,318			1,301,042
Shareholders’ equity	116,494			70,705

Total liabilities and shareholders’ equity	$1,323,812			$1,371,747

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$10,982	3.44%		$10,734	3.30%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

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

	For the three months ended June 30, 2011 compared with the three months ended June 30 , 2010
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(9)	$33	$24
FHLB stock	(1)	9	8
Investment securities available for sale	1,124	(1)	1,123
Loans	(2,361)	293	(2,068)

Total interest income	$(1,247)	$334	$(913)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$—	$(33)	$(33)
Money market deposit accounts	16	(138)	(122)
Savings deposit accounts	10	(36)	(26)
Time deposit accounts	(91)	(478)	(569)

Total interest paid on deposits	(65)	(685)	(750)
Retail repurchase agreements	2	(7)	(5)
Commercial paper	(6)	(5)	(11)
FHLB borrowings	2,215	(2,600)	(385)
Convertible debt	(5)	(5)	(10)

Total interest expense	$2,141	$(3,302)	$(1,161)

Net interest income	$(3,388)	$3,636	$248

Provision for Loan Losses

Provision for loan losses decreased from $12.8 million during the three months ended June 30, 2010 to $7.4 million for the three months ended June 30, 2011. The decrease was due primarily to declining charge-offs resulting from lower levels of nonperforming assets and declines in criticized and classified assets. Provision for loan losses increased $1.9 million from the first quarter 2011 as a result of charge-offs driven by the timing of receipt of appraisals on collateral-dependent loans that reflected a continued depression in real estate values. The level of the provision for loan losses may continue to remain volatile over the remainder of 2011 and will be heavily influenced by the balance of nonaccrual loans and troubled debt restructurings as well as the overall level of real estate values. See also Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended June 30,
	2011	2010
Service charges on deposit accounts, net	$1,875	$2,027
Fees for trust and investment management and brokerage services	842	735
Mortgage-banking	241	180
Automatic teller machine	256	240
Merchant services	—	101
Bankcard services	49	175
Investments securities gains	56	—
Other	439	271

Total noninterest income	$3,758	$3,729

Service Charges on Deposit Accounts, Net. Net service charges on deposit accounts comprise a significant component of noninterest income totaling 1.7% of average transaction deposit accounts for the three months ended June 30, 2011 compared with 1.8% of average transaction deposit accounts for the three months ended June 30, 2010. The decrease in service charges on deposit accounts of $152 thousand, or 7.5%, is attributed primarily to a decrease in NSF fees resulting from a $100 courtesy overdraft line included with the MyPal checking account we began offering in March 2010, changes in customer behavior that have resulted in a reduction in the number of transactions that would otherwise result in overdrafts, and the customers with historical overdraft transactions who did not opt-in to overdraft protection in accordance with Regulation E which went into effect during the third quarter 2010. We continue to evaluate the benefits and features of the MyPal and Smart Savings products and revised the terms of the MyPal account effective August 1, 2011. We also revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. These initiatives helped to increase our service charges on deposit account fees which partially offset the decline of NSF fees over the periods presented.

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

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010 for new customers and August 15, 2010 for existing customers, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. Some industry experts estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees. To continue to have overdraft services available to those customers who desired to have this service, we were proactive in encouraging our deposit customers to opt-in to overdraft protection; however, not all of our customers who have previously utilized overdraft features have opted-in to overdraft protection. In addition, in June 2011, the Federal Reserve Board approved a final debit card interchange rule that would cap an issuer’s base fee at $0.21 per transaction and allow an additional 5 basis-point charge per transaction to help cover fraud losses. The Federal Reserve Board also issued an interim final rule that allows a fraud-prevention adjustment of $0.01 per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. Also adopted were requirements that issuers include two unaffiliated networks for routing debit transactions — one signature-based, one PIN-based. The final and interim final rules on the pricing and routing restrictions are effective October 1, 2011. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. We are still evaluating the rules and at this time we do not yet know if the rules and the implementation of Regulation E will result in a sustained reduction in our services charges.

Fees for Trust and Investment Management and Brokerage Services. Fees for trust and investment management and brokerage services represent income associated with wealth management and advisory services provided by the Company. As an element of our Strategic Project Plan to improve earnings, effective March 1, 2011 we implemented a fee increase for new Trust clients, and effective August 1, 2011 we implemented a fee increase for our existing Trust clients.

The increase in this category was due to a $59 thousand increase in trust and insurance fees while brokerage service fees increased $48 thousand. In addition to the fee increase implemented March 1, 2011, trust fees are impacted by the balance of assets under management, both from new accounts and existing accounts upon which fees are calculated. Fees for brokerage accounts are based on a combination of asset balances and transaction levels.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the customer relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $415.9 million and $423.6 million at June 30, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2011	2010
Mortgage-servicing fees	$262	$285
Gain on sale of mortgage loans held for sale	152	158
Mortgage-servicing rights portfolio amortization and impairment	(163)	(197)
Derivative loan commitment income	(82)	157
Forward sales commitment loss	11	(255)
Other	61	32

Total mortgage-banking income	$241	$180

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.27%

Mortgage-banking income increased $61 thousand (33.9%) from the three months ended June 30, 2010 to the three months ended June 30, 2011. Gains on sales of mortgage loans declined approximately $23 thousand (8.1%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $34 thousand (17.3%) from the three months ended June 30, 2010 to the three months ended June 30, 2011. The decline in gain on sale of mortgage loans was the result of lower volumes of loans originated and sold over the periods. Mortgage loans held for sale originated during the three months ended June 30, 2011 and 2010 totaled $5.5 million and $10.0 million, respectively, while sales over the same periods were $5.1 million and $9.4 million, respectively. Derivative loan commitment income and forward sales commitment income increased $27 thousand from the same period last year. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date. In March 2011, we completed a review of our mortgage origination and servicing business with the assistance of a third party consultant to identify opportunities to improve the profitability of this business and are in the process of implementing the recommendations.

Automatic Teller Machine. Automatic teller machine income increased $16 thousand (6.7%) from the three months ended June 30, 2010 to the three months ended June 30, 2011. As part of our Strategic Project Plan, we are evaluating the number, locations and functionality of our ATM fleet. In July 2011, we reduced our ATM fleet from 37 to 33 units, with the four ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover the lease and maintenance expenses.

Merchant Services. Merchant services income decreased $101 thousand (100.0%) from the three months ended June 30, 2010 to the three months ended June 30, 2011. As previously described in the Executive Summary of Second Quarter 2011 Financial Results, Strategic Project Plan, we are critically evaluating each of our product lines to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation, on March 31, 2010 we sold this product line and entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which is included in Merchant services income in the amount of $559 thousand, net of transaction fees, for the three months ended March 31, 2010. Under the agreement, Global Direct provides services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services, and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer customers that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct. During the three months ended June 30, 2011, this referral income totaled less than $1 thousand.

Bankcard Services. Bankcard services income decreased $126 thousand (72.0%) from the three months ended June 30, 2010 to the three months ended June 30, 2011. In connection with our on-going strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc., resulting in a net gain of $1.2 million.

Investment Securities Gains. In April 2011, we sold our remaining private-label collateralized mortgage obligation for $2.3 million, recognizing a gain of $56 thousand.

Other. Other noninterest income increased $168 thousand (62.0%) from the three months ended June 30, 2010 to the three months ended June 30, 2011. The increase was primarily a result of the following:

•	Increased debit card fees of $32 thousand resulting primarily from the MyPal checking account.

•

We are evaluating other noninterest sources of income. To this end, we revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. These initiatives resulted in increased other noninterest income during the second quarter 2011 of $42 thousand.

•

As noted above, in connection with our on-going strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. We also entered into an interim servicing agreement to cover the period through the date the accounts are transferred to the third party’s system, a period expected not to exceed nine months from the date of the sale. In connection with the interim servicing agreement, we receive a monthly servicing fee per active account for providing servicing related functions such as payment processing, collections, customer service and billing. Based on the structure of the interim servicing agreement, the servicing fee to be received is considered adequate compensation for the services to be performed and, therefore, no servicing asset or liability was recognized in connection with the sale. Other noninterest income of $88 thousand was recorded during the second quarter of 2011 pursuant to this servicing agreement.

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

•

Reducing officer perquisites, including elimination in 2010 of all bank-owned automobiles, reduction in coverage for annual physical examinations, elimination in 2010 of Company paid life insurance premiums for certain officers, and termination of officer participation in the Supplemental Executive Retirement Plan, and

•	Renegotiating vendor contracts for price reductions and consolidating vendors for volume pricing.

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

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended June 30,
	2011	2010
Salaries and other personnel	$6,390	$6,302
Occupancy	1,146	1,148
Furniture and equipment	930	927
Professional services	553	733
FDIC deposit insurance assessment	702	981
Marketing	520	450
Foreclosed real estate writedowns and expenses	1,504	2,550
Loss on commercial loans held for sale	3,797	—
Other	2,558	1,948

Total noninterest expense	$18,100	$15,039

Salaries and Other Personnel. Salaries and other personnel expense increased $88 thousand (1.4%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 as a result of increased use of contract labor, employee raises generally effective February 28, 2011 after a two year salary freeze, and increased incentive compensation accruals. Total full-time equivalent employees (“FTE”) at June 30, 2011 and 2010 were 379 and 405, respectively. While total FTEs declined, certain positions that became open were replaced with higher paid employees as part of our plan to recruit personnel with specific industry expertise and experience. In 2011, additions to headcount were primarily focused in revenue generating roles such as commercial lending, trust, and retail banking. In connection with the execution of our strategic plan, we have been evaluating the proper alignment of roles and responsibilities within the Company and working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy. Occupancy costs remained relatively unchanged during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The level of these expenses reflects our efforts to manage the number of vendors and suppliers that provide facilities-related services for the Company.

Furniture and Equipment. Furniture and equipment expense remained relatively unchanged during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The level of these expenses reflects our efforts to manage the number of vendors and suppliers that provide facilities-related services for the Company.

Professional Services. Professional services expense decreased $180 thousand (24.6%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decline is attributable to lower consulting expenses and accounting fees. To date, and primarily in 2010, we executed nine process improvement engagements across the Company that were facilitated by third party consultants. We expect our consulting expense to decline in 2011 as the last such planned engagement was completed in the second quarter 2011.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $279 thousand (28.4%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system became effective as of April 1, 2011.

The increase in FDIC insurance premiums is attributable to a higher assessment rate in 2010 based on our overall regulatory rating as well as the positive impact of the new assessment methodology in the second quarter of 2011. Had assessments during the second quarter of 2011 been based on the previous methodology, premiums would have totaled $957 thousand, approximately $250 thousand higher than recorded under the new assessment methodology.

With the consummation of the Private Placement in October 2010 and the resulting change in the Bank’s capital classification to well-capitalized, as well as the changes to the deposit insurance assessment regulations, we project that our FDIC insurance premiums will be reduced by approximately $1.8 million for the full year 2011 when compared with 2010, based on our 2011 budget.

Marketing. Marketing expense increased $70 thousand (15.6%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased television and radio advertising campaigns designed to increase brand awareness and to promote certain consumer lending programs and an overall branding campaign given the banking market disruption in our markets. Marketing expense in the second quarter 2010 was impacted by promotional efforts related to our new MyPal checking and Smart Savings deposit accounts and increased marketing related to mortgage and small business.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses decreased $1.0 million (41.0%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The carrying value of these assets is written down to their fair value less estimated selling costs, based on currently available valuation information primarily from third party appraisals. Writedowns on 23 such properties during the second quarter 2011 resulted in a provision charged to expense of $1.2 million. The continued high level of writedowns is due to receipts of contracts for sale and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees, and other carrying costs on our elevated level of foreclosed properties. Through the second quarter 2011, we have sold most of the more significant assets and the assets that involved higher operating costs (e.g., assisted living facilities and golf courses), therefore we expect such carrying costs to decline going forward.

Loss on Commercial Loans Held for Sale. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the second quarter 2011 and are expected to continue throughout the remainder of 2011. We are evaluating the bids received on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all bids result in losses. However, in general we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved thus far in 2011, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

Writedowns of $1.5 million were recorded in the second quarter 2011 to reduce the value of these assets to fair value, which was based on updated appraisals received during the second quarter, less estimated costs to sell, or internal valuations, as applicable.

During the second quarter 2011, we sold four loans, representing three relationships, with a gross book value of $6.8 million and recognized a loss on sale of $2.2 million during the quarter. At June 30, 2011, we had commercial loans held for sale aggregating $49.6 million.

Other. Other noninterest expense increased $610 thousand (31.3%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Included in this financial statement line item and positively impacting this decline was the following:

•	Merchant expenses eliminated during 2010 in conjunction with the sale of the merchant services product line to Global Direct resulting in a decline of $79 thousand over the periods.

•

Branch closure expense associated with banking offices previously consolidated or relocated for which leases had not yet expired or properties had not yet been subleased or sold. Two operating leases expired during the second and third quarters of 2010, one vacant property was sold during the third quarter of 2010, and one operating lease expired during the first quarter of 2011. Collectively, these events contributed to the reduction in Other expenses during the three months ended June 30, 2011 over the same period of 2010 ($100 thousand).

•

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time account holders use their debit cards. The Company initially matched each $1 of debit card transactions with $1 for the first six months. Effective October 1, 2010, the match was reduced to $0.10 per debit card transaction. The maximum match is $250 per year. The change in the matching amount over the periods presented resulted in a decrease in the matching expense of $211 thousand.

Offsetting these positive impacts was the following:

•

During the second quarter 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $5.0 million of FHLB advances resulting in a prepayment penalty of $298 thousand for the three months ended June 30, 2011. We did not prepay any advances during the three months ended June 30, 2010.

•

While it had no net earnings impact, certain workout costs associated with problem loans of $443 thousand were reclassified to noninterest expense beginning with the second quarter. These costs were previously reflected as charge-offs and, accordingly, recognized as an expense through the Provision for loan losses financial statement line item.

•

In June 2010, a parcel of real estate with a book value of $728 thousand, initially purchased to construct a branch location, was listed for sale. As a result of the listing, at June 30, 2011 the property is included within the Other assets financial statement line item of the Consolidated Balance Sheets at $655 thousand. The difference of $73 thousand contributed to the increase in Other noninterest expense for the three months ended June 30, 2011.

•

Due to the change in the reserve for unfunded commitments during the three months ended June 30, 2011, we recorded a provision for unfunded commitments of $234 thousand for the period. Commitments have fixed expiration dates and most of our commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors, including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and therefore the total commitment amounts do not necessarily represent potential credit exposure. In general the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses.

Provision (Benefit) for Income Taxes

Benefit for income taxes was $1.2 million in the second quarter 2011 compared to an income tax benefit of $4.8 million in the second quarter 2010. The benefit for income taxes of $1.2 million reflects a decline in the balance of the valuation allowance on our deferred tax asset as a result of an increase in a deferred tax liability associated with an increase in unrealized gains on our investment securities portfolio. As discussed in Part I – Financial Information, Item 1. Financial Statements, Note 12 and Financial Condition – Deferred Tax Asset, we determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards, a valuation allowance on our net deferred tax asset was necessary. Based on projections for the remainder of 2011, we expect to maintain a full allowance against the net deferred tax asset. Additional provisions or benefits may result to the extent of changes in deferred tax liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset. The second quarter 2010 benefit is related to our ability to utilize operating losses as a carryback to offset income taxes paid in 2008.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at June 30, 2011 and December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and therefore how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Year-to-Date 2011 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six months ended June 30,
			Dollar	Percent
	2011	2010	variance	variance
Interest income
Interest earned on cash and cash equivalents	$217	$155	$62	40.0%
Dividends received on FHLB stock	27	9	18	200.0
Interest earned on investment securities available for sale	3,215	1,989	1,226	61.6
Interest and fees earned on loans	23,072	27,176	(4,104)	(15.1)

Total interest income	26,531	29,329	(2,798)	(9.5)
Interest expense
Interest paid on deposits	5,200	6,837	(1,637)	(23.9)
Interest paid on retail repurchase agreements	19	27	(8)	(29.6)
Interest paid on commercial paper	—	21	(21)	(100.0)
Interest paid on FHLB borrowings	72	901	(829)	(92.0)
Other	—	10	(10)	(100.0)

Total interest expense	5,291	7,796	(2,505)	(32.1)

Net interest income	21,240	21,533	(293)	(1.4)
Provision for loan losses	12,900	23,500	(10,600)	(45.1)

Net interest income (loss) after provision for loan losses	8,340	(1,967)	10,307	(524.0)

Noninterest income
Service charges on deposit accounts, net	3,637	3,977	(340)	(8.5)
Fees for trust and investment management and brokerage services	1,533	1,386	147	10.6
Mortgage-banking	617	609	8	1.3
Automatic teller machine	488	471	17	3.6
Merchant services	10	895	(885)	(98.9)
Bankcard services	125	331	(206)	(62.2)
Investment securities gains, net	56	8	48	600.0
Other	864	549	315	57.4

Total noninterest income	7,330	8,226	(896)	(10.9)
Noninterest expense
Salaries and other personnel	12,941	12,439	502	4.0
Occupancy	2,329	2,319	10	0.4
Furniture and equipment	1,915	1,894	21	1.1
Professional services	1,063	1,280	(217)	(17.0)
FDIC deposit insurance assessment	1,660	1,696	(36)	(2.1)
Marketing	934	745	189	25.4
Foreclosed real estate writedowns and expenses	2,337	3,562	(1,225)	(34.4)
Loss on commercial loans held for sale	4,948	—	4,948	100.0
Other	4,331	3,984	347	8.7

Total noninterest expense	32,458	27,919	4,539	16.3

Net loss before benefit for income taxes	(16,788)	(21,660)	4,872	(22.5)
Benefit for income taxes	(1,139)	(7,835)	6,696	(85.5)

Net loss	$(15,649)	$(13,825)	$(1,824)	13.2%

Common and per share data
Net loss - basic	$(1.25)	$(8.57)	$8.57	(100.0)%
Net loss - diluted	(1.25)	(8.57)	8.57	(100.0)
Cash dividends	—	—	—	—
Book value	8.51	38.57	(30.06)	(77.9)
Weighted average common shares outstanding - basic	12,490,833	1,613,900
Weighted average common shares outstanding - diluted	12,490,833	1,613,900

Net Interest Income

Net interest income totaled $21.2 million for the six months ended June 30, 2011 compared with $21.5 million for the six months ended June 30, 2010. In addition to the impact of changes due to volume and rate as summarized below in Rate / Volume Analysis, net interest income for the period was negatively impacted by the impact of loans placed in nonaccrual status during the period. Foregone interest on nonaccrual loans for the six months ended June 30, 2011 totaled $3.2 million. The net interest margin was also negatively impacted by retaining at the Federal Reserve a higher level of cash, primarily from loan and security repayments, for which we currently earn a 25 basis points yield. The net interest margin remained unchanged at 3.36% during the six months ended June 30, 2010 and during the same period of 2011.

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

	For the six months ended June 30,
	2011			2010
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earnings assets
Cash and cash equivalents	$175,756	$217	0.25%	$157,166	$155	0.20%
FHLB stock	6,348	27	0.86	7,010	9	0.26
Investment securities available for sale, taxable (1)	165,473	1,752	2.14	71,936	1,240	3.48
Investment securities available for sale, nontaxable (1)	90,380	1,463	3.26	44,545	749	3.39
Loans (2)	836,181	23,072	5.56	1,013,061	27,176	5.41

Total interest-earning assets	1,274,138	26,531	4.20	1,293,718	29,329	4.57

Noninterest-earning assets
Cash and cash equivalents	12,293			11,048
Allowance for loan losses	(26,135)			(25,514)
Premises and equipment, net	28,111			29,832
Goodwill	—			3,688
Accrued interest receivable	4,667			4,258
Foreclosed real estate	16,871			28,955
Income tax refund receivable	4,477			8,313
Other	8,832			15,577

Total noninterest-earning assets	49,116			76,157

Total assets	$1,323,254			$1,369,875

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$295,707	$83	0.06%	$298,356	$128	0.09%
Money market deposit accounts	143,792	132	0.19	128,990	334	0.52
Savings deposit accounts	54,176	27	0.10	43,928	69	0.32
Time deposit accounts	520,103	4,958	1.92	534,338	6,306	2.38

Total interest-bearing deposits	1,013,778	5,200	1.03	1,005,612	6,837	1.37
Retail repurchase agreements	24,115	19	0.16	22,089	27	0.25
Commercial paper (Master notes)	—	—	—	17,011	21	0.25
Other short-term borrowings	6	—	—	1	—	—
FHLB borrowings	4,088	72	3.55	97,822	901	1.86
Convertible debt	—	—	—	193	10	10.45

Total interest-bearing liabilities	1,041,987	5,291	1.02	1,142,728	7,796	1.38
Noninterest-bearing liabilities
Noninterest-bearing deposits	151,314			142,332
Accrued interest payable	1,188			1,617
Other	10,507			9,538

Total noninterest-bearing liabilities	163,009			153,487

Total liabilities	1,204,996			1,296,215
Shareholders’ equity	118,258			73,660

Total liabilities and shareholders’ equity	$1,323,254			$1,369,875

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$21,240	3.36%		$21,533	3.36%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

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

	For the six months ended June 30, 2011 compared with the six months ended June 30, 2010
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$20	$42	$62
FHLB stock	(1)	19	18
Investment securities available for sale	1,573	(347)	1,226
Loans	(4,906)	802	(4,104)

Total interest income	$(3,314)	$516	$(2,798)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(1)	$(44)	$(45)
Money market deposit accounts	43	(245)	(202)
Savings deposit accounts	22	(64)	(42)
Time deposit accounts	(164)	(1,184)	(1,348)

Total interest paid on deposits	(100)	(1,537)	(1,637)
Retail repurchase agreements	2	(10)	(8)
Commercial paper	(11)	(10)	(21)
FHLB borrowings	(17,449)	16,620	(829)
Convertible debt	(5)	(5)	(10)

Total interest expense	$(17,563)	$15,058	$(2,505)

Net interest income	$14,249	$(14,542)	$(293)

Provision for Loan Losses

Provision for loan losses decreased from $23.5 million during the six months ended June 30, 2010 to $12.9 million for the six months ended June 30, 2011. The decrease was due primarily to declining charge-offs over the periods presented resulting from lower levels of nonperforming assets and declines in criticized and classified assets. See also Financial Condition – Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting, and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the six months ended June 30,
	2011	2010
Service charges on deposit accounts, net	$3,637	$3,977
Fees for trust and investment management and brokerage services	1,533	1,386
Mortgage-banking	617	609
Automatic teller machine	488	471
Merchant services	10	895
Bankcard services	125	331
Investments securities gains, net	56	8
Other	864	549

Total noninterest income	$7,330	$8,226

Service Charges on Deposit Accounts, Net. Net service charges on deposit accounts comprise a significant component of noninterest income totaling 1.6% of average transaction deposit accounts for the six months ended June 30, 2011 compared with 1.8% of average transaction deposit accounts for the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net for additional disclosures.

Fees for Trust and Investment Management and Brokerage Services. Fees for trust and investment management and brokerage services represent income associated with wealth management and advisory services provided by the Company. The increase in this category was due to an $87 thousand increase in trust and insurance fees while brokerage service fees increased $60 thousand during the six months ended June 30, 2011 compared with the same period of 2010. See Second Quarter 2011 Earnings Review, Noninterest Income, Fees for Trust and Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the customer relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $415.9 million and $423.6 million at June 30, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2011	2010
Mortgage-servicing fees	$520	$541
Gain on sale of mortgage loans held for sale	452	501
Mortgage-servicing rights portfolio amortization and impairment	(375)	(388)
Derivative loan commitment income	(23)	209
Forward sales commitment loss	(64)	(331)
Other	107	77

Total mortgage-banking income	$617	$609

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.26%

Mortgage-banking income increased slightly ($8 thousand (1.3%)) from the six months ended June 30, 2010 to the six months ended June 30, 2011. Gains on sales of mortgage loans declined approximately $49 thousand (9.8%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $13 thousand (3.4%) from the six months ended June 30, 2010 to the six months ended June 30, 2011. The decline in gain on sale of mortgage loans was the result of a decline in the volume of loans originated and sold over the periods. Mortgage loans held for sale originated during the six months ended June 30, 2011 and 2010 totaled $16.9 million and $25.1 million, respectively, while sales over the same periods were $21.4 million and $27.5 million, respectively. Derivative loan commitment income and forward sales commitment income increased $27 thousand over the same period in the prior year. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we entered into the commitment to originate / sell the loans and the valuation date. See Second Quarter 2011 Earnings Review, Noninterest Income, Mortgage-Banking for additional disclosures.

Automatic Teller Machine. Automatic teller machine income increased $17 thousand (3.6%) from the six months ended June 30, 2010 to the six months ended June 30, 2011.

Merchant Services. Merchant services income decreased $885 thousand (98.9%) from the six months ended June 30, 2010 to the six months ended June 30, 2011. See Second Quarter 2011 Earnings Review, Noninterest Income, Merchant Services for additional disclosures.

Bankcard Services. Bankcard services income decreased $206 thousand (62.2%) from the six months ended June 30, 2010 to the six months ended June 30, 2011. See Second Quarter 2011 Earnings Review, Noninterest Income, Bankcard Services for additional disclosures.

Investment Securities Gains, Net. Investment securities gains, net increased $48 thousand from the six months ended June 30, 2010 to the six months ended June 30, 2011. See Second Quarter 2011 Earnings Review, Noninterest Income, Investment Securities Gains for additional disclosures.

Other. Other noninterest income increased $315 thousand (57.4%) from the six months ended June 30, 2010 to the six months ended June 30, 2011. See Second Quarter 2011 Earnings Review, Noninterest Income, Other for additional disclosures.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the six months ended June 30,
	2011	2010
Salaries and other personnel	$12,941	$12,439
Occupancy	2,329	2,319
Furniture and equipment	1,915	1,894
Professional services	1,063	1,280
FDIC deposit insurance assessment	1,660	1,696
Marketing	934	745
Foreclosed real estate writedowns and expenses	2,337	3,562
Loss on commercial loans held for sale	4,948	—
Other	4,331	3,984

Total noninterest expense	$32,458	$27,919

Salaries and Other Personnel. Salaries and other personnel expense increased $502 thousand (4.0%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Expense, Salaries and Other Personnel for additional disclosures.

Occupancy. Occupancy costs remained relatively unchanged during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Expense, Occupancy for additional disclosures.

Furniture and Equipment. Furniture and equipment expense relatively unchanged during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Expense, Furniture and Equipment for additional disclosures.

Professional Services. Professional services expense decreased $217 thousand (17.0%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Expense, Professional Services for additional disclosures.

FDIC Deposit Insurance Assessment. FDIC deposit insurance assessments remained relatively unchanged for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment for additional disclosures. FDIC deposit insurance assessments increased during the second quarter of 2010 based on our overall regulatory rating and remained at this level until the second quarter of 2011 when assessments were positively impacted by the new assessment methodology. These factors resulted in essentially offsetting assessment fluctuations when comparing the six months ended June 30, 2011 with the same period of 2010.

Marketing. Marketing expense increased $189 thousand (25.4%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. See Second Quarter 2011 Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses decreased $1.2 million (34.4%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Writedowns on 19 such properties during the six months ended June 30, 2011 resulted in a provision charged to expense of $1.8 million. See Second Quarter 2011 Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Loss on Commercial Loans Held for Sale. Writedowns of $2.2 million were recorded in the six months ended June 30, 2011 to reduce the value of these assets to fair value, which was based on updated appraisals received during the first quarter, less estimated costs to sell, or internal valuations, as applicable.

During six months ended June 30, 2011, we closed nine loans, representing five relationships, with a gross book value of $8.8 million. At June 30, 2011, we had commercial loans held for sale aggregating $49.6 million.

Other. Other noninterest expense increased $347 thousand (8.7%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Included in this financial statement line item and positively impacting this decline were the following (see Second Quarter 2011 Earnings Review, Noninterest Expense, Other for additional discussion):

•	Merchant expenses of $271 thousand.

•	Branch closure expense of $189 thousand.

•	Smart Savings match of $172 thousand.

Offsetting these positive impacts was the following:

•	Prepayment penalty on FHLB advances of $412 thousand.

•	Loan workout costs of $443 thousand.

•	Provision for unfunded commitments of $198 thousand.

Provision (Benefit) for Income Taxes

An income tax benefit of $1.1 million was recorded in the six months ended June 30, 2011 compared to an income tax benefit of $7.8 million in the six months ended June 30, 2010. The provision for income taxes in the first quarter 2011 of $52 thousand reflected the additional valuation allowance in excess of the tax benefit generated in the current period that is necessary to fully offset the net deferred tax asset of $22.9 million at March 31, 2011. For the second quarter 2011, an income tax benefit of $1.2 million reflected a decrease in the valuation allowance on our deferred tax asset as a result of an increase in the deferred tax liability on unrealized gains on our investment securities portfolio. See Second Quarter 2011 Earnings Review, Noninterest Expense, Provision (Benefit) for Income Taxes for additional disclosures.

Recently Issued / Adopted Authoritative Pronouncements

See Item 1. Financial Statements, Note 1, for a discussion regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	9.07%
Up 200 basis points	7.35
Up 100 basis points	4.76
Base
Down 100 basis points	(5.31)
Down 200 basis points	(9.42)
Down 300 basis points	(11.66)

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. Beginning with the June 30, 2011 analysis, the Company revised certain assumptions with respect to the interest rate sensitivity of its transaction account deposits to be more representative of the long-term nature of these balances and better reflect the interest rate profile of these funding sources.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2011, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Second Quarter Internal Control Changes

During the second quarter of 2011, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 16 contained herein for disclosures required by this item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation filed on December 21, 2009 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on August 11, 2010 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 27, 2011 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^*	The following materials from Palmetto Bancshares, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL; (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

^	Filed with this Quarterly Report on Form 10-Q

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ SAMUEL L. ERWIN
Samuel L. Erwin
Chief Executive Officer Palmetto Bancshares, Inc.

/s/ ROY D. JONES
Roy D. Jones
Chief Financial Officer Palmetto Bancshares, Inc.

Date: August 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation filed on December 21, 2009 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on August 11, 2010 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 27, 2011 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File